Form 10-Q
period 1998-03-31
VERISIGN INC/CA
filed 1998-05-11
CIK 1014473

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ------------------

                                  FORM 10-Q


(MARK ONE)


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



                                      OR



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



        FOR THE TRANSITION PERIOD FROM ______________ TO _______________



                       COMMISSION FILE NUMBER:  000-23593



                                 VERISIGN, INC.
             (Exact name of registrant as specified in its charter)



                  DELAWARE                    94-3221585
         (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

              1390 SHOREBIRD WAY, MOUNTAIN VIEW, CA    94043-1338
             (Address of principal executive offices)  (Zip Code)



      Registrant's telephone number, including area code:  (650) 961-7500



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---



   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                     Shares Outstanding
                  Class                April 30, 1998
                  -----                --------------
     Common stock, $.001 par value       20,738,324

================================================================================

                               TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----


                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements .......................................   3


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .  18


                          PART II -- OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds ..................  19

Item 4.  Submission of Matters to a Vote of Security Holders ........  20

Item 6.  Exhibits and Reports on Form 8-K ...........................  21


Signatures ..........................................................  22

Summary of Trademarks ...............................................  23



                             EXHIBIT



Exhibit 27.01  Financial Data Schedule (available in EDGAR format only).

PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS



The consolidated financial statements included under this item are as follows:

                                                              SEQUENTIALLY
                                                                NUMBERED
       FINANCIAL STATEMENT DESCRIPTION                            PAGE
----------------------------------------------                    ----
Consolidated Statements of Operations for the
Three Months Ended March 31, 1998 and 1997......................   4

Consolidated Balance Sheets as of
March 31, 1998 and December 31, 1997............................   5

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1998 and 1997......................   6

Notes to Consolidated Financial Statements......................   7


                         VERISIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                THREE MONTHS ENDED MARCH 31,
                                               ------------------------------

                                                          1998          1997
                                                       -------       -------
                                                     (UNAUDITED)   (UNAUDITED)

Revenues...........................................    $ 4,002       $ 1,267
                                                       -------       -------
Costs and expenses:
 Cost of revenues..................................      2,832         1,419
 Sales and marketing...............................      4,116         2,254
 Research and development..........................      1,606         1,029
 General and administrative........................      1,438           953
                                                       -------       -------
  Total costs and expenses.........................      9,992         5,655
                                                       -------       -------
  Operating loss...................................     (5,990)       (4,388)
Other income.......................................        375           469
                                                       -------       -------
  Loss before minority interest....................     (5,615)       (3,919)
Minority interest in net loss of subsidiary........        388           305
                                                       -------       -------
  Net loss.........................................    $(5,227)      $(3,614)
                                                       =======       =======
Basic and diluted net loss per share:
 Historical........................................    $  (.32)      $  (.57)
                                                       =======       =======
 Pro forma.........................................    $  (.27)      $  (.21)
                                                       =======       =======
Shares used in basic and diluted per share
 computations:

 Historical........................................     16,362         6,382
                                                       =======       =======
 Pro forma.........................................     19,594        17,036
                                                       =======       =======



          See accompanying Notes to Consolidated Financial Statements

                         VERISIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                              MARCH 31,    DECEMBER 31,
                                                               1998           1997
                                                              --------       --------
                                                              (UNAUDITED)  (UNAUDITED)
                    ASSETS
Current assets:
 Cash and cash equivalents...............................     $ 12,195       $  3,943
 Short-term investments..................................       37,043          7,951
 Accounts receivable.....................................        4,117          2,274
 Prepaid expenses and other current assets...............          882            750
                                                              --------       --------
   Total current assets..................................       54,237         14,918
Property and equipment, net..............................        8,794          8,622
Other assets.............................................          883            866
                                                              --------       --------
                                                              $ 63,914       $ 24,406
                                                              ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable........................................     $  1,238       $  2,526
 Accrued liabilities.....................................        3,458          2,346
 Deferred revenue........................................        6,162          4,819
                                                              --------       --------
   Total current liabilities.............................       10,858          9,691
                                                              --------       --------
Minority interest in subsidiary..........................        1,858          2,246
                                                              --------       --------
Commitments
Stockholders' equity:
 Preferred stock, $.001 par value;
  5,000,000 shares authorized; none issued...............           --             --
 Convertible preferred stock, $.001 par value;
  10,282,883 shares authorized in 1997;
  10,031,006 shares issued and outstanding in 1997.......           --             10
 Common stock, $.001 par value;
  50,000,000 shares authorized;
  20,742,627 and 7,120,238 shares issued
  and outstanding, respectively..........................           21              7
 Additional paid-in capital..............................       88,834         44,908
 Notes receivable from stockholders......................         (644)          (644)
 Deferred compensation...................................         (354)          (380)
 Accumulated deficit.....................................      (36,659)       (31,432)
                                                              --------       --------
   Total stockholders' equity............................       51,198         12,469
                                                              --------       --------
                                                              $ 63,914       $ 24,406
                                                              ========       ========




          See accompanying Notes to Consolidated Financial Statements

                         VERISIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    1998         1997
                                                                                  --------     --------
                                                                                (UNAUDITED)  (UNAUDITED)

Cash flows from operating activities:
 Net loss...................................................................      $ (5,227)    $ (3,614)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization..............................................           844          451
 Minority interest in net loss of subsidiary................................          (388)        (305)
 Changes in operating assets and liabilities:
   Accounts receivable......................................................        (1,843)        (143)
   Prepaid expenses and other current assets................................          (133)         284
   Accounts payable.........................................................        (1,288)         (93)
   Accrued liabilities......................................................         1,112         (250)
   Deferred revenue.........................................................         1,343          333
                                                                                  --------     --------
   Net cash used in operating activities....................................        (5,580)      (3,337)
                                                                                  --------     --------
Cash flows from investing activities:
 Purchases of short-term investments........................................       (65,655)          --
 Maturities and sales of short-term investments.............................        36,563       (7,014)
 Purchases of property and equipment........................................        (1,005)      (2,969)
 Other assets...............................................................           (27)        (607)
                                                                                  --------     --------
   Net cash used in investing activities....................................       (30,124)     (10,590)
                                                                                  --------     --------
Cash flows from financing activities:
 Proceeds from bank borrowings..............................................            --          307
 Net proceeds from issuance of common stock.................................        43,956           10
                                                                                  --------     --------
   Net cash provided by financing activities................................        43,956          317
                                                                                  --------     --------
Net change in cash and cash equivalents.....................................         8,252      (13,610)
Cash and cash equivalents at beginning of period............................         3,943       29,983
                                                                                  --------     --------
Cash and cash equivalents at end of period..................................      $ 12,195     $ 16,373
                                                                                  ========     ========
Noncash financing and investing activities:
 Conversion of convertible preferred stock
  to common stock...........................................................      $     --
                                                                                  ========


          See accompanying Notes to Consolidated Financial Statements

                         VERISIGN, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1998 AND 1997



(1)  BASIS OF PRESENTATION

     The accompanying interim unaudited consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. ("VeriSign" or the "Company") at March 31, 1998, and the results of operations and cash flows for the interim periods ended March 31, 1998 and 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position, and cash flows. In conformity with generally accepted accounting principles, the Company filed audited consolidated financial statements which included all information and footnotes necessary for such a presentation for the period from April 12, 1995 (inception) to December 31, 1995, and for each of the years in the two-year period ended December 31, 1997, in the Company's Prospectus, dated January 29, 1998, filed as part of a Registration Statement on Form S-1 (No. 333-40789, as amended) in connection with the Company's initial public offering ("IPO").

     The results of operations for any interim period are not necessarily indicative of the results of the Company's operations for any other future interim period or for a full fiscal year.

(2)  STOCKHOLDERS' EQUITY

     On January 30, 1998, the Company completed its IPO issuing 3,450,000 shares (including 450,000 shares issued upon the exercise of the underwriters' over-allotment option) of its Common Stock at an initial public offering price of $14 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $43.8 million. Concurrent with the initial public offering, each outstanding share of the Company's Convertible Preferred Stock was automatically converted into one share of Common Stock.

(3)  REVENUE RECOGNITION

     For software transactions entered into beginning January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, Software Revenue Recognition.
SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results.

                         VERISIGN, INC. AND SUBSIDIARY

(4)  NET LOSS PER SHARE

   Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive; that is, they are excluded if such common equivalent shares increase earnings per share or decrease net loss per common share. Antidilutive common equivalent shares excluded from historical diluted loss per share for the three month periods ending March 31, 1998 and 1997 were comprised of the weighted average number of convertible preferred stock shares outstanding, which totaled 3,232,213 and 10,031,006, respectively, and common stock options, which totaled 2,308,828 and 673,367, respectively.

   Subsequent to the Company's IPO, Staff Accounting Bulletin ("SAB") No. 98 was issued, which required that shares previously included in the net loss per share calculations under the guidance of SAB No. 83 be omitted from basic and diluted per share amounts for all periods presented. In addition to the historical basic and diluted net loss per share information, which has been presented in accordance with SAB No. 98, the Company has also provided pro forma basic and diluted net loss per share consistent with the disclosures set forth in the Company's Prospectus for the IPO. The principal difference between the pro forma and the historical net loss per share computations is that the pro forma computation includes preferred stock on an as if converted basis for all periods presented prior to its actual conversion whereas the historical computation includes preferred stock only after its conversion on the effective date of the IPO (January 29, 1998). In future quarters, the Company intends to omit the presentation of pro forma net loss per share.

(5)  COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss.

(6)  RECENT ACCOUNTING PRONOUNCEMENT

   In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

   In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results Of Operations." Readers should carefully review the risks described in the other documents the Company files from time to time with the United States Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and the Company's Prospectus dated January 29, 1998. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

   VeriSign, Inc. ("VeriSign" or the "Company") is the leading provider of digital certificate solutions and infrastructure needed by companies, government agencies, trading partners and individuals to conduct trusted and secure communications and commerce over the Internet, and over intranets and extranets using the Internet Protocol (collectively, "IP networks"). Headquartered in Mountain View, California, the Company was incorporated in April 1995 as a spin-out of RSA Data Security ("RSA"), a subsidiary of Security Dynamics Technologies, Inc.. Since its founding, VeriSign has issued more than 50,000 Digital IDs to Web sites and 2,500,000 IDs to consumers, in partnership with leading companies including AT&T, British Telecommunications, Microsoft, and Netscape. The Company is also delivering enterprise certificate solutions to companies and government agencies including Hewlett-Packard, Texas Instruments and NationsBank.

   VeriSign's digital certificate offerings target three main lines of business, Consumer IDs, Web-site IDs and E-Commerce Solutions. VeriSign Consumer IDs and Web-site IDs are delivered through the VeriSign Digital ID Center/SM/, an online service that is open 24 hours a day, 7 days a week. VeriSign has been first to market with Digital IDs for servers, browsers, e-mail applications, and software content, and continues to hold a majority of the marketshare in these areas.

   VeriSign E-Commerce Solutions are targeted at Fortune 10,000 companies in the financial services, publishing, government agencies, legal, transportation and other industries, and are comprised of a suite of software and mission-critical processing services that enable enterprises to secure their intranets, extranets and Internet commerce applications using digital certificates. Leveraging VeriSign's E-Commerce Solutions, enterprises and organizations can issue digital certificates to employees, business partners and customers to secure confidential data and electronic communications over private and public IP-based networks.

   As part of the line of business supporting Web-site IDs, the Company introduced its first product, the Secure Server ID for Netscape Commerce Servers, in June 1995. In October 1995, the Company introduced additional server Digital IDs for the Web server products of Microsoft, IBM, Open Market and other vendors. In May 1996, the Company began providing online enrollment and issuance of client Digital IDs, as part of the Consumer ID line of business, for Netscape Navigator through its Digital ID Center and began shipping another form of Digital ID known as a Software Developer Digital ID for Microsoft's Authenticode program. The Company began issuing Digital IDs for Microsoft's Internet Explorer through the Company's Digital ID Center in August 1996. During 1997, the Company introduced its Universal Digital IDs and three new types of server digital certificate products-its Global Server ID, Financial Server ID and EDI Server ID.

   In April 1996, the Company entered the enterprise and electronic commerce markets by introducing custom SET digital certificate solutions targeted at certified banks, payment processors and major card brands. During 1997, the Company introduced VeriSign OnSite and VeriSign V-Commerce, which are enterprise and electronic commerce digital certificate solutions that are targeted at mid-sized to large companies, managed intranets and extranets, and Web sites with large customer or user bases. During 1997, the Company began providing technology and products for digital certificate management to OEMs.

   Historically, the Company has derived substantially all of its revenues from the sale of Digital IDs and from fees for services rendered in connection with the Company's digital certificate solutions and digital certificate service and product development agreements. Sales of Digital IDs and fees for services resulted in approximately one-half of the Company's revenues in 1997. The purchase of a Digital ID allows the customer to use the Digital ID for a limited period of time, generally 12 months. After this period, the Digital ID must be renewed for continued usage by the customer. Renewal fees are typically lower than the fees charged for the initial Digital ID. Revenues from the sale or renewal of Digital IDs are deferred and recognized ratably over the life of the digital certificate. Revenues from the Company's enterprise and electronic commerce solutions consist of fees for the issuance of digital certificates, which are recognizable ratably over the term of the particular license agreement relating to the enterprise or electronic commerce solution, fees for software tool kits which are recognized upon delivery, and fees for set-up service, which are recognized upon completion of the service. Revenues from other services are recognized using the percentage-of-competion method for fixed-fee development arrangements, on a time-and-materials basis for consulting and training services or ratably over the term of the agreement for support and maintenance services.

   The Company markets its products and services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, VARs, systems integrators and OEMs. Although a significant portion of its revenues to date has been generated through sales from the Company's Web site, the Company intends to increase its direct sales force, both domestically and internationally, and intends to continue to expand its other distribution channels.

   In connection with the formation of VeriSign Japan K.K. ("VeriSign Japan") the Company licensed certain technology and contributed other assets to VeriSign Japan. Subsequent to its formation, additional investors purchased minority interests in VeriSign Japan, and, as of March 31, 1998, the Company owned 50.5% of the outstanding capital stock of VeriSign Japan. Accordingly, the Company's consolidated financial statements include the accounts of the Company and this subsidiary and the Company's consolidated statements of operations reflect the elimination of the minority shareholders' share of the net losses of the subsidiary. Historically, VeriSign Japan has funded its net losses with investments from its shareholders. However, to the extent VeriSign is unable to continue to fund its operations principally from investments by minority shareholders, the Company may be required to fund the operations of this subsidiary, which could have a material adverse effect on the Company's business, operating results and financial condition.

   The Company has experienced substantial net losses in each fiscal period since its inception and, as of March 31, 1998, had an accumulated deficit of $36.7 million. Such net losses and accumulated deficit resulted from the Company's lack of substantial revenues and the significant costs incurred in the development and sale of the Company's products and services and in the establishment and deployment of the Company's operations, infrastructure and practices. The Company intends to increase its expenditures in all areas in order to execute its business plan. As a result, the Company expects to incur substantial additional losses for the foreseeable future. Although the Company has experienced revenue growth in recent periods, there can be no assurance that such growth rates are sustainable and, therefore, they should not be considered indicative of future operating results. There can be no assurance that the Company will ever achieve significant revenues or profitability. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Company's Prospectus dated January 29, 1998.

RESULTS OF OPERATIONS

   REVENUES
                                       1998       1997     Change
                                      ------     ------    ------
   First quarter period:
     Revenues ......................  $4,002     $1,267     216%
      (Dollars in thousands)

   Revenues increased significantly from last year due to increased sales of VeriSign's products and services, particularly its Web-site IDs. As a result of the continued acceptance of Digital IDs, the number of digital certificates issued continued to grow on a quarterly basis. The Company has seen year-to-year increases in the number of customers that are buying Consumer and Web-site Digital IDs and the number of organizations and government agencies beginning to deploy digital certificate solutions and believes that such increases are attributable to the continued acceptance of digital certificates as a mechanism for authentication, access control and secure messaging. In addition, during the first quarter of 1998, the Company completed certain work required under various contracts for its enterprise and electronic commerce solutions and, therefore, recognized the related portion of revenues during the first quarter of 1998.

   For software transactions entered into beginning January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results.

   In the first quarter of 1998, Security Dynamics Technologies, Inc. accounted for 14% of revenues, and in the first quarter of 1997 VISA International accounted for 13% of revenues. Revenues of VeriSign Japan and revenue from other international customers accounted for 17% and 19% in the first quarters of 1998 and 1997, respectively.

   A portion of the Company's sales will be earned later than billed and collected. Deferred revenue increased from $4.8 million at December 31, 1997 to $6.2 million at March 31, 1998. In the future, the Company anticipates that it may receive additional revenues from sales of software products, value-added services, licensing and royalty fees from licenses of digital certificates and related technology, maintenance, and fees for customer support.

   COSTS AND EXPENSES
                                       1998       1997     Change
                                      ------     ------    ------
   First quarter period:
     Cost of Revenues ..............  $2,832     $1,419     100%
      (Dollars in thousands)

   Cost of Revenues. Cost of revenues consists primarily of costs related to personnel providing digital certificate enrollment and issuance services, customer support and training, consulting and development services and facilities and computer equipment used in such activities. Cost of revenues also includes fees paid to third parties to verify certificate applicants' identities and insurance premiums for the Company's NetSure warranty plan and errors and omission insurance.

   The increase in cost of revenues in the first quarter of 1998 was due primarily to hiring personnel to support the additional volume of issuances of Digital IDs, the cost of the Company's NetSure warranty program (which was not in effect in the first quarter of 1997), increased expenses for access to third-party databases and support charges for the Company's external disaster recovery program.

   The Company anticipates that cost of revenues will vary for the remainder of 1998 depending on the product mix sold during that period, as cost of service revenues is typically higher than cost of product revenues due to the relatively high personnel costs associated with providing services. Given the Company's limited operating history, limited history of issuing Digital IDs and evolving industry and business model, the Company believes that analysis of cost of revenues as a percentage of revenues is not yet meaningful.

                                 1998     1997    Change
                                -------  -------  -------
   First quarter period:
     Sales and Marketing .....  $4,116   $2,254       83%
      (Dollars in thousands)

     Percentage of revenues        103%     178%

   Sales and Marketing. Sales and marketing expenses consist primarily of costs related to sales, marketing, and practices and external affairs personnel, including salaries, sales commissions and other personnel-related expenses, travel and related expenses, computer equipment and support services used in such activities, facilities costs, consulting fees and costs of marketing programs.

   Sales and marketing expenses increased during the first quarter of 1998 as a result of the continued growth of the Company's direct sales force and an expansion of the Company's marketing efforts during the first quarter of 1998, particularly in lead and demand generation activities.

   The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars as it expands its direct sales force, hires additional marketing personnel and increases its marketing and promotional activities during 1998.

                                  1998     1997    Change
                                 -------  -------  -------
   First quarter period:
     Research and Development ..  $1,606   $1,029    56%
      (Dollars in thousands)

     Percentage of revenues           40%      81%

     Research and Development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities, and computer equipment and support services used in product and technology development.

     Research and development expense increased in absolute dollars as the Company invested in the design, testing and deployment of, and technical support for, the Company's expanded product offerings and technology. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. During the first quarter of 1998, the Company continued to make significant investments in development of all of its software products and related platforms supported, including those targeted for the enterprise and electronic commerce market.

   The Company believes that timely development of new and enhanced products and technology are necessary to remain competitive in the marketplace. Accordingly, the Company intends to continue recruiting experienced research and development personnel and make other investments in research and development. Therefore, the Company expects research and development expenditures will continue to increase in absolute dollars.


                                    1998     1997   Change
                                   -------  ------  -------
   First quarter period:
     General and Administrative...  $1,438   $ 953     51%
      (Dollars in thousands)

     Percentage of revenues             36%     75%

   General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for the Company's administrative, finance and human relations personnel, facilities and computer equipment, support services and professional services fees.

   During the first quarter of 1998, the Company incurred increased costs due primarily to increased staffing levels required to support the Company's expanded operations and to implement additional management information systems and related procedures.

   The Company anticipates hiring additional personnel and incurring additional costs related to being a public company, including investor relations programs and professional services fees. The Company also expects to continue to invest in an expanded and more comprehensive executive and administrative infrastructure. Accordingly, the Company anticipates that general and administrative expenses will continue to increase in absolute dollars.


OTHER INCOME

                               1998     1997   Change
                              -------  ------  -------
   First quarter period:
     Other Income ...........   $375   $ 469     (20)%
      (Dollars in thousands)

     Percentage of revenues        9%     37%

   Other income consists primarily of interest earned on the Company's cash, cash equivalents and short-term investments, less interest expense on bank borrowings of VeriSign Japan and the effect of foreign currency transaction gains and losses.

   In the first quarter of 1998, other income was lower than the first quarter of 1997 as a result of a higher cash and short-term investment base throughout the first quarter of 1997.

   PROVISION FOR INCOME TAXES

   No provision for federal and California income taxes has been recorded because the Company has experienced net losses since inception. As of December 31, 1997, the Company had federal and California net operating loss carryforwards of approximately $26.9 million and $27.1 million, respectively. These federal and California net operating loss carryforwards will expire, if not utilized, in years 2010 through 2014 and in 2003, respectively. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. The Company's ability to utilize net operating loss carryforwards may be limited as a result of an "ownership change" as defined in the Internal Revenue Code. The Company does not anticipate that a material limitation on its ability to use such carryforwards and credits will result from this offering. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

   MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

   Minority interest in the net losses of VeriSign Japan was $388,000 and $305,000 during the first quarter of 1998 and 1997, respectively. The increase during the first quarter of 1998 was due to increased expenses incurred in establishing and expanding the operations of VeriSign Japan prior to recognizing significant revenues. VeriSign Japan is still in the early stage of operations and, therefore, the Company expects that the minority interest in net loss of subsidiary will continue to fluctuate in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND ANTICIPATION OF FUTURE
   LOSSES

   The Company was incorporated in April 1995 and began introducing its products and services in June 1995. Accordingly, the Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's success will depend on many factors, including, but not limited to, the following: the rate and timing of the growth and use of IP networks for communications and commerce and the extent to which digital certificates are used for such communications and commerce; the demand for the Company's products and services; the levels of competition; the perceived security of communications and commerce over IP networks, and of the Company's infrastructure, products and services in particular; and the Company's continued ability to maintain its current, and enter into additional, strategic relationships. To address these risks the Company must, among other things: attract and retain qualified personnel; respond to competitive developments; successfully introduce new products and services; successfully introduce enhancements to its existing products and services to address new technologies and standards; and successfully market its digital certificates and its enterprise and electronic commerce solutions. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has experienced substantial net losses in each fiscal period since its inception and, as of March 31, 1998, had an accumulated deficit of $36.7 million. Such net losses and accumulated deficit resulted from the Company's lack of substantial revenues and the significant costs incurred in the development and sale of the Company's products and services and in the establishment and deployment of the Company's operations infrastructure and practices. The Company's limited operating history, the emerging nature of its market and the factors described under "--Adoption of IP Networks", among other factors, make prediction of the Company's future operating results difficult. In addition, the Company intends to increase its expenditures in all areas in order to execute its business plan. As a result, the Company expects to incur substantial additional losses for the foreseeable future. Furthermore, to the extent the Company's majority-owned subsidiary, VeriSign Japan, is unable to continue to fund its operations with investments from minority shareholders, the Company may be required to fund the operations of VeriSign Japan, which could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has experienced revenue growth in recent periods, there can be no assurance that such growth rates are sustainable and, therefore, they should not be considered indicative of future operating results. There can also be no assurance that the Company will ever achieve significant revenues or profitability or, if significant revenues and profitability are achieved, that they could be sustained.

   ADOPTION OF IP NETWORKS

   In order for the Company to be successful, IP networks must be adopted as a means of trusted and secure communications and commerce to a sufficient extent and within an adequate time frame. Because trusted and secure communications and commerce over IP networks is new and evolving, it is difficult to predict with any assurance the size of this market and its growth rate, if any. To date, many businesses and consumers have been deterred from utilizing IP networks for a number of reasons, including, but not limited to, potentially inadequate development of network infrastructure, security concerns, inconsistent quality of service, lack of availability of cost-effective, high-speed service, limited numbers of local access points for corporate users, inability to integrate business applications on IP networks, the need to interoperate with multiple and frequently incompatible products, inadequate protection of the confidentiality of stored data and information moving across IP networks and a lack of tools to simplify access to and use of IP networks. The adoption of IP networks for trusted and secure communications and commerce, particularly by individuals and entities that historically have relied upon traditional means of communications and commerce, will require a broad acceptance of new methods of conducting business and exchanging information. Companies and government agencies that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. Furthermore, individuals with established patterns of purchasing goods and services and effecting payments may be reluctant to alter those patterns.

   The use of IP networks for trusted and secure communications and commerce may not increase or may increase more slowly than expected because the infrastructure required to support widespread trusted and secure communications and commerce on such networks may not develop. For example, the Internet has experienced, and may continue to experience, significant growth in its number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to support the demands placed on it by this continued growth or that the performance or reliability of the Internet will not be adversely affected by this continued growth. In addition, IP networks could lose their viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. Changes in, or insufficient availability of, communications services to support IP networks could result in slower response times and also adversely affect usage of IP networks. If the market for trusted and secure communications and commerce over IP networks fails to develop or develops more slowly than expected, or if the Internet infrastructure does not adequately support any continued growth, the Company's business, operating results and financial condition would be materially adversely affected.

   NO ASSURANCE OF MARKET ACCEPTANCE FOR DIGITAL CERTIFICATES AND THE COMPANY'S PRODUCTS AND SERVICES

   The Company's products and services are targeted at the market for trusted and secure communications and commerce over IP networks, a market that is at an early stage of development and is rapidly evolving. Accordingly, demand for and market acceptance of digital certificate solutions are subject to a high level of uncertainty. There can be no assurance that digital certificates will gain market acceptance as a necessary element of trusted and secure communications and commerce over IP networks. In addition, there can be no assurance that the market for the Company's products and services will develop in a timely manner, or at all, or that demand for the Company's products and services will emerge or be sustainable. The factors that may affect the level of market acceptance of digital certificates and, consequently, the Company's products and services, include the following: market acceptance of products and services based upon authentication technologies other than those used by the Company; public perception of the security of digital certificates and of the inherent security levels of IP networks; the ability of the Internet infrastructure to accommodate increased levels of usage; and the enactment of government regulations affecting communications and commerce over IP networks. Even if digital certificates achieve market acceptance, there can be no assurance that the Company's products and services will adequately address the market's requirements. If digital certificates do not achieve market acceptance in a timely manner and sustain such acceptance, or if the Company's products and services in particular do not achieve or sustain market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

   SYSTEM INTERRUPTION AND SECURITY BREACHES

   The Company's success is largely dependent on the uninterrupted operation of its Digital ID Centers and its other computer and communications systems, which is dependent on the Company's ability to protect such systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond the Company's control. Most of the Company's systems are located at, and most of its customer information is stored in, its facilities in Mountain View, California and Kawasaki, Japan, areas susceptible to earthquakes. Although the Company believes that its existing and planned precautions are adequate to prevent any significant loss of information or system outage, there can be no assurance that unanticipated problems will not cause such loss or failure. Any damage or failure that causes interruptions in the Company's Digital ID Centers and its other computer and communications systems could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the ability of the Company to issue digital certificates is also dependent on the efficient operation of the Internet connections from customers to its Digital ID Centers. Such connections, in turn, are dependent upon efficient operation of Web browsers, Internet Service Providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any such problems or outages could adversely affect customer satisfaction with the Company's products and services, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company's success also depends in large part upon the scaleability of its systems, which have not been tested at high volumes. As such, it is possible that a substantial increase in demand for the Company's products and services could cause interruptions in the Company's systems that could adversely affect the Company's ability to deliver its products and services. Any such interruptions could have a material adverse effect on the Company's business, operating results and financial condition.

   The Company retains confidential customer information in its Digital ID Centers. It is critical to the Company's business strategy that the Company's facilities and infrastructure remain secure and that such facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, the Company's infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems, and it is possible that in the future the Company may have to expend additional financial and other resources to further address such problems. Any physical or electronic break-ins or other security breaches or compromises of the private root keys stored at the Company's Digital ID Centers may jeopardize the security of information stored on the Company's premises or stored in and transmitted through the computer systems and networks of the businesses and individuals utilizing the Company's products and services, which could result in significant liability to the Company and could deter existing and potential customers from using the Company's products and services. Such an occurrence could result in adverse publicity and therefore adversely affect the market's perception of the security of communications and commerce over IP networks as well as of the security or reliability of the Company's products and services, which would have a material adverse effect on the Company's business, operating results and financial condition.

   COMPETITION

   The Company's digital certificate solutions are targeted at the new and rapidly evolving market for trusted and secure communications and commerce over IP networks. Although the competitive environment in this market has yet to develop fully, the Company anticipates that it will be intensely competitive subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

   The Company's primary competitors are Entrust Technologies, Inc., GTE CyberTrust Solutions Incorporated and International Business Machines Corporation. The Company also experiences competition from a number of smaller companies that provide digital certificate solutions. The Company expects that competition from established and emerging companies in the financial and telecommunications industries will increase in the near term, and that the Company's primary long-term competitors may not yet have entered the market. Netscape Communications Corporation has introduced software products that enable the issuance and management of digital certificates, and the Company believes that other companies could introduce such products. There can be no assurance that additional companies will not offer digital certificate solutions that are competitive with those of the Company. Increased competition could result in pricing pressures, reduced margins or the failure of the Company's products and services to achieve or maintain market acceptance, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

   Several of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and therefore may be able to respond more quickly than the Company to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle with their products competing products or services for their customers, the demand for the Company's products and services might be substantially reduced and the ability of the Company to distribute its products successfully and the utilization of its services would be substantially diminished. In addition, browser companies that embed the Company's root keys or otherwise feature the Company as a provider of digital certificate solutions in their Web browsers or on their Web sites could also promote competitors of the Company or charge the Company substantial fees for such promotions in the future. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. There can be no assurance that competing technologies developed by others or the emergence of new industry standards will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete. In addition, the market for digital certificates is nascent and is characterized by announcements of collaborative relationships involving competitors of the Company. The existence or announcement of such relationships could adversely affect the Company's ability to attract and retain customers. As a result of the foregoing and other factors, there can be no assurance that the Company will compete effectively with current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

   In connection with the Company's first round of financing, RSA contributed certain technology to the Company and entered into a noncompetition agreement with the Company pursuant to which RSA agreed that it would not compete with the Company's certificate authority business for a period of five years. This noncompetition agreement will expire in April 2000. The Company believes that, because RSA (which is now a wholly-owned subsidiary of Security Dynamics Technologies, Inc.) has already developed expertise in the area of cryptography, its barriers to entry would be lower than those that would be encountered by other potential competitors of the Company should it choose to enter any of the Company's markets. If RSA were to enter into the digital certificate market, the Company's business, operating results and financial condition could be materially adversely affected.

   MANAGEMENT OF GROWTH AND EXPANSION

   The Company is currently experiencing a period of significant expansion. The Company's historical growth has placed, and such growth and any further growth is likely to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. The Company has grown from 131 employees at March 31, 1997 to 211 employees at March 31, 1998. In addition, the Company has opened additional sales offices and has significantly expanded its operations during this time period. The Company's future success will depend, in part, upon the ability of its senior management to manage growth effectively, which will require the Company to implement additional management information systems, to develop further its operating, administrative, financial and accounting systems and controls and to maintain close coordination among its engineering, accounting, finance, marketing, sales and operations organizations. Any failure to implement or improve systems or controls or to manage any future growth and expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.


IMPACT OF THE YEAR 2000 ISSUE

   Many computer programs have been written using two digits rather than four to determine the applicable year. The Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 or may be otherwise be unable to distinguish 21st century dates. This failure could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has initiated a comprehensive study of its computer systems to review and test for year 2000 issues. The Company is also assessing the capability of its products sold to customers to handle the year 2000 and has a plan in place to address product issues during 1998. Management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that the cost of these projects over the next two years will not have a material effect on the Company's business, results of operations or financial condition. In addition, the Company will be contacting significant suppliers of products and services to determine whether the supplier's operations and their products and services are year 2000. There can be no assurance that another company's failure to ensure year 2000 capability would not have a material adverse effect on the Company's business, results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

   Prior to its initial public offering, the Company and its Japanese subsidiary financed their operations primarily through private sales of equity securities raising approximately $45.6 million. The Company's initial public offering, which closed in February 1998, yielded net proceeds of approximately $43.8 million. At March 31, 1998, the Company had approximately $49.2 million in cash, cash equivalents and short-term investments.

   The Company also has an equipment loan agreement under which it may borrow up to $3.0 million for purchases of equipment. This equipment loan agreement expires on March 31, 1999. Any amounts borrowed under this equipment loan agreement would bear interest at the rate of 7.5 percent per annum and would be secured by the equipment purchased with the loan proceeds. In the event that the Company borrows under this loan agreement, it would be obligated to issue to the lender a warrant to purchase 17,500 shares of Common Stock. The Company currently has no plans to borrow any amounts under this loan agreement. VeriSign Japan has available a revolving line of credit of up to $500,000 with a bank that bears interest at 1.625 percent per annum and expires in May 1998. The line of credit is secured by a letter of credit from the Company in the same amount. There were no borrowings outstanding under this line of credit as of March 31, 1998.

   The Company has had significant negative cash flows from operating activities in each fiscal period to date. Net cash used in operating activities during the first quarter of 1998 was $5.6 million as compared to $3.3 million during the first quarter of 1997. The increase was primarily the result of an increase in the Company's net loss, offset in part by increases in both accrued liabilities and deferred revenue.

   Net cash used in investing activities in the first quarter of 1998 was $30.1 million as compared with $10.6 in the first quarter of 1997. Cash was used for capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. The Company has planned capital expenditures for the remainder of 1998 of approximately $4.0 million to $5.0 million for computer systems for development, sales and marketing, product support and administrative staff. Also during the quarter, the Company purchased short-term investments totaling $65.7 million. The Company's principal commitments as of March 31, 1998 consisted of obligations under noncancelable operating leases.

   Net cash provided by financing activities in the first quarter of 1998 was $44.0 million as compared to $317,000 in the first quarter of 1997. The increase was primarily attributable to the $43.8 million in net proceeds from the Company's initial public offering.

   The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months. After that time, the Company may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse affect on the Company's business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company of its then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's common stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II -- OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds.

   On January 30, 1998, the Company completed an initial public offering of its Common Stock, $.001 par value (the "Offering"). The managing underwriters in the Offering were Morgan Stanley & Co. Incorporated, Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C. (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-40789) (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on January 29, 1998.

   On January 30, 1998, the Company commenced the Offering. The Offering terminated on January 30, 1998 after the Company had sold all of the 3,450,000 shares of Common Stock registered under the Registration Statement (including 450,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). The initial public offering price was $14 per share for an aggregate initial public offering of $48,300,000.

   The Company paid an aggregate of $3,381,000 in underwriting discounts and commissions. In addition, the following table sets forth the expenses incurred in connection with the Offering, other than underwriting discounts and commissions. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company, other than legal fees totaling $40,546 paid to Tomlinson Zisko Morosoli & Maser LLP of which Timothy Tomlinson, a director of the Company, is a partner.


   SEC Registration Fee....................  $   12,122
   NASD Filing Fee.........................       4,500
   Nasdaq National Market Application Fee..      50,000
   Printing................................     232,815
   Legal Fees and Expenses.................     452,308
   Accounting Fees and Expenses............     276,300
   Road Show Expenses......................     140,523
   Transfer Agent and Registrar Fees.......       2,500
   Miscellaneous...........................       5,477
                                             ----------
                                             $1,176,545
                                             ==========

   After deducting the underwriting discounts and commissions and the Offering expenses described above, the net proceeds to the Company from the Offering were approximately $43,742,455. As of March 31, 1998, the net proceeds, totaling $43,742,455, have been invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes, including working capital and capital expenditure requirements of the Company resulting from its growth. The Company may also use a portion of the net proceeds of the Offering to acquire or invest in businesses, technologies and product lines that are complementary to the Company's business. The Company has no present plans or commitments and is not currently engaged in any negotiations with respect to such transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In January 1998, the Company submitted to its stockholders for action by written consent each of the following proposals:

        1. Approval of the adoption by the Company of a 1998 Equity Incentive Plan and the reservation for issuance thereunder of: (a) 2,000,000 shares of Common Stock; plus (b) any authorized shares not issued or subject to outstanding grants under the Company's 1995 Stock Option Plan and 1997 Stock Option Plan (the "Prior Plans") on the effective date of
                                         -----------
        the 1998 Equity Incentive Plan; plus (c) any shares issuable upon exercise of options granted pursuant to the Prior Plans that expire or become unexercisable for any reason without having been exercised in full.

        2. Approval of the adoption by the Company of a 1998 Directors Stock Option Plan and the reservation of 125,000 shares of Common Stock for issuance thereunder.

        3. Approval of the adoption by the Company of a 1998 Employee Stock Purchase Plan and the reservation of 500,000 shares of Common Stock for issuance thereunder.

        4. Approval of the amendment of the Second Amended and Restated Certificate of Incorporation of the Company to increase the number of shares of Common Stock authorized for issuance to 50,000,000 shares.

        5. Approval of the amendment and restatement of the Second Amended and Restated Certificate of Incorporation of the Company upon the closing of the Company's initial public offering to, among other things, reduce the number of shares of preferred stock authorized for issuance to 5,000,000 shares, provide for a classified Board of Directors and authorize the issuance of "blank check" preferred stock.

   The approval of Proposals No. 1, 2 and 3 required the affirmative vote of a majority of the Company's outstanding shares of Common Stock and preferred stock, voting together as a single class on an as-converted into Common Stock basis. The approval of Proposals No. 4 and 5 required the affirmative vote of a majority of the Company's outstanding shares of Common Stock and preferred stock, voting together as a single class on an as-converted into Common Stock basis, as well as the affirmative vote of at least sixty-six and two-thirds percent (66 2/3%) of all shares of the Company's preferred stock then outstanding, voting together as a single class.

   Each of the proposals was approved by the Company's stockholders. Of the 17,133,239 shares of Common Stock and preferred stock outstanding as of December 19, 1997 (the record date for the action by written consent), 14,610,633 shares were affirmatively voted in favor of Proposal No. 1, 14,850,321 shares were affirmatively voted in favor of Proposal No. 2, 14,860,633 shares were affirmatively voted in favor of each of Proposals No. 3 and 4, and 14,610,305 shares were affirmatively voted in favor of Proposal No. 5. In addition, of the 10,031,006 shares of preferred stock that were outstanding as of the record date, 8,786,954 shares were affirmatively voted in favor of Proposal No. 4 and 8,536,954 shares were affirmatively voted in favor of Proposal No. 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

      Exhibit
      Number                       Exhibit Title
      ------   -------------------------------------------------------------
      27.01    Financial Data Schedule (available in EDGAR format only)

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VERISIGN, INC.



Date:  May 11, 1998           By:          /s/  Stratton D. Sclavos
                                  ---------------------------------------
                                                Stratton D. Sclavos
                                                    President
                                                       and
                                              Chief Executive Officer



Date:  May 11, 1998           By:           /s/  Dana L. Evan
                                  ---------------------------------------
                                                Dana L. Evan
                                 Vice President of Finance and Administration
                                                    and
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                             SUMMARY OF TRADEMARKS

   The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

TRADEMARKS
   VeriSign Logo
   VeriSign is a registered trademark exclusively licensed to VeriSign, Inc.

SERVICE MARKS
   Digital ID/SM/
   Digital ID Center/SM/
   NetSure/SM/ Protection Plan
   VeriSign OnSite/SM/
   VeriSign Trust Network/SM/
   VeriSign V-Commerce/SM/
   WebPass/SM/ ID
   WorldTrust/SM/ Services
   WorldTrust/SM/ Architecture

   All other brand or product names are trademarks or registered trademarks of their respective holders.