Form 10-Q
period 1998-06-30
VERISIGN INC/CA
filed 1998-08-14
CIK 1014473

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                      COMMISSION FILE NUMBER:  000-23593

                                VERISIGN, INC.

            (Exact name of registrant as specified in its charter)

          DELAWARE                                          94-3221585
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


               1390 SHOREBIRD WAY, MOUNTAIN VIEW, CA  94043-1338
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (650) 961-7500

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO
                                             ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Shares Outstanding
                  Class                       July 31, 1998
                  -----                       -------------
       Common stock, $.001 par value            22,511,430

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                        PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements........................................   3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..  19

                         PART II -- OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds...................  20

Item 6.    Exhibits and Reports on Form 8-K............................  20

Signatures.............................................................  21

Summary of Trademarks..................................................  22

                                    EXHIBIT

Exhibit 27.01   Financial Data Schedule (available in EDGAR format only).

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements included under this item are as follows:

                                                                    SEQUENTIALLY
                                                                      NUMBERED
                FINANCIAL STATEMENT DESCRIPTION                         PAGE
---------------------------------------------------------------     ------------
Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 1998 and 1997..............            4

Consolidated Balance Sheets as of
June 30, 1998 and December 31, 1997............................            5

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1998 and 1997........................            6

Notes to Consolidated Financial Statements.....................            7


                         VERISIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                   ---------------------------      -------------------------
                                       1998          1997               1998           1997
                                     --------      --------           ---------      --------
Revenues...........................  $ 5,301       $ 2,249            $  9,303       $ 3,516
                                     -------       -------            --------       -------
Costs and expenses:
 Cost of revenues..................    2,939         1,733               5,771         3,152
 Sales and marketing...............    4,769         2,686               8,886         4,940
 Research and development..........    1,931         1,222               3,537         2,251
 General and administrative........    1,489           864               2,927         1,817
                                     -------       -------            --------       -------
  Total costs and expenses.........   11,128         6,505              21,121        12,160
                                     -------       -------            --------       -------
  Operating loss...................   (5,827)       (4,256)            (11,818)       (8,644)
Other income.......................      637           166               1,013           635
                                     -------       -------            --------       -------
  Loss before minority interest....   (5,190)       (4,090)            (10,805)       (8,009)
Minority interest in net loss
 of subsidiary.....................      325           482                 713           787
                                     -------       -------            --------       -------
  Net loss.........................  $(4,865)      $(3,608)           $(10,092)      $(7,222)
                                     =======       =======            ========       =======
Basic and diluted net loss
 per share.........................    $(.23)        $(.56)              $(.54)       $(1.13)
                                     =======       =======            ========       =======
Shares used in per share
 computations......................   20,787         6,441              18,593         6,411
                                     =======       =======            ========       =======


          See accompanying Notes to Consolidated Financial Statements

                         VERISIGN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                            JUNE 30,      DECEMBER 31,
                                                              1998           1997
                                                            --------      -----------
                    ASSETS
Current assets:
 Cash and cash equivalents...............................   $ 22,883       $  3,943
 Short-term investments..................................     22,994          7,951
 Receivables.............................................      4,328          2,274
 Prepaid expenses and other current assets...............      1,067            750
                                                            --------       --------
   Total current assets..................................     51,272         14,918

Property and equipment, net..............................      9,231          8,622
Other assets.............................................        880            866
                                                            --------       --------
                                                            $ 61,383       $ 24,406
                                                            ========       ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................................   $  1,865       $  2,526
 Accrued liabilities.....................................      3,830          2,346
 Deferred revenue........................................      7,618          4,819
                                                            --------       --------
   Total current liabilities.............................     13,313          9,691
                                                            --------       --------
Minority interest in subsidiary..........................      1,533          2,246
                                                            --------       --------
Commitments

Stockholders' equity:
 Preferred stock, $.001 par value;
  5,000,000 shares authorized; none issued...............         --             --
 Convertible preferred stock, $.001 par value;
  10,282,883 shares authorized in 1997;
  10,031,006 shares issued and outstanding in 1997.......         --             10
 Common stock, $.001 par value;
  50,000,000 shares authorized;
  20,838,304 and 7,120,238 shares issued
  and outstanding, respectively..........................         21              7
 Additional paid-in capital..............................     88,950         44,908
 Notes receivable from stockholders......................       (582)          (644)
 Deferred compensation...................................       (328)          (380)
 Accumulated deficit.....................................    (41,524)       (31,432)
                                                            --------       --------
   Total stockholders' equity............................     46,537         12,469
                                                            --------       --------
                                                            $ 61,383       $ 24,406
                                                            ========       ========


          See accompanying Notes to Consolidated Financial Statements

                         VERISIGN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                SIX MONTHS ENDED JUNE 30,
                                                                ------------------------
                                                                  1998            1997
                                                                --------        --------
Cash flows from operating activities:
 Net loss...................................................... $(10,092)       $ (7,222)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization................................    1,717             621
  Minority interest in net loss of subsidiary..................     (713)           (787)
  Stock-based compensation.....................................       52              --
  Loss on disposal of property and equipment...................       50              --
  Changes in operating assets and liabilities:
   Receivables.................................................   (2,054)           (451)
   Prepaid expenses and other current assets...................     (317)            148
   Accounts payable............................................     (661)           (926)
   Accrued liabilities.........................................    1,484              18
   Deferred revenue............................................    2,799             254
                                                                --------        --------
   Net cash used in operating activities.......................   (7,735)         (8,345)
                                                                --------        --------
Cash flows from investing activities:
 Purchases of short-term investments...........................  (36,563)         (9,716)
 Maturities and sales of short-term investments................   21,520              --
 Purchases of property and equipment...........................   (2,362)         (4,107)
 Other assets..................................................      (28)           (610)
                                                                --------        --------
   Net cash used in investing activities.......................  (17,433)        (14,433)
                                                                --------        --------
Cash flows from financing activities:
 Proceeds from bank borrowings.................................       --             616
 Collections on notes receivable from stockholders.............       62              --
 Net proceeds from issuance of common stock....................   44,046              --
                                                                --------        --------
   Net cash provided by financing activities...................   44,108             616
                                                                --------        --------
Net change in cash and cash equivalents........................   18,940         (22,162)
Cash and cash equivalents at beginning of period...............    3,943          29,983
                                                                --------        --------
Cash and cash equivalents at end of period..................... $ 22,883        $  7,821
                                                                ========        ========
Noncash financing and investing activities:
 Conversion of convertible preferred stock
  to common stock..............................................       --              --
                                                                ========        ========
 Issuance of notes receivable collateralized
  by common stock..............................................       --        $    115
                                                                ========        ========

          See accompanying Notes to Consolidated Financial Statements

                         VERISIGN, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998 AND 1997


(1)  BASIS OF PRESENTATION

     The accompanying interim unaudited consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of VeriSign, Inc. ("VeriSign" or the "Company") at June 30, 1998, and the results of operations and cash flows for the interim periods ended June 30, 1998 and 1997.

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position, and cash flows. In conformity with generally accepted accounting principles, the Company filed audited consolidated financial statements that included all information and footnotes necessary for such a presentation for the period from April 12, 1995 (inception) to December 31, 1995, and for each of the years in the two-year period ended December 31, 1997, in the Company's Prospectus, dated January 29, 1998, filed as part of a Registration Statement on Form S-1 (No. 333-40789), as amended, in connection with the Company's initial public offering ("IPO").

     The results of operations for any interim period are not necessarily indicative of the results of the Company's operations for any other future interim period or for a full fiscal year.

(2)  STOCKHOLDERS' EQUITY

     On January 30, 1998, the Company completed its IPO issuing 3,450,000 shares of its Common Stock (including 450,000 shares issued upon the exercise of the underwriters' over-allotment option) at an initial public offering price of $14 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $43.7 million. Concurrently, with the IPO, each outstanding share of the Company's Convertible Preferred Stock was automatically converted into one share of Common Stock.

(3)  REVENUE RECOGNITION

     For software transactions entered into beginning January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results.

(4)  NET LOSS PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Antidilutive common equivalent shares excluded from basic and diluted loss per share for the three-month periods ending June 30, 1998 and 1997 were comprised of common stock options, which totaled 2,207,066 and 448,879, respectively, and the weighted average number of convertible preferred stock shares outstanding during the three-month period ending June 30, 1997, which totaled 10,031,006. For the six-month periods ending June 30, 1998 and 1997, the antidilutive common equivalent shares excluded from basic and diluted loss per share were comprised

                         VERISIGN, INC. AND SUBSIDIARY

(4)  NET LOSS PER SHARE (CONTINUED)

of common stock options, which totaled 2,209,434 and 561,123, respectively, and the weighted average number of convertible preferred stock shares outstanding, which totaled 1,607,148 and 10,031,006, respectively.

(5)  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of stock and distributions to stockholders. There were no material differences between the Company's net loss and its comprehensive loss.

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

(7)  SUBSEQUENT EVENT

     On July 6, 1998, the Company issued approximately 1,666,000 shares of its common stock in exchange for all of the outstanding common stock of SecureIT, Inc., a provider of Internet security products and services. The business combination will be accounted for as a pooling-of-interests combination, and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of SecureIT, Inc.

     The following unaudited pro forma data summarize the combined results of operations of VeriSign, Inc. and SecureIT, Inc. as if the combination had been consummated on June 30, 1998, and reflect adjustments to conform the accounting methods of SecureIT, Inc. to those of VeriSign, Inc.


                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                             ---------------------------      ------------------------
                                 1998          1997                1998         1997
                               --------      --------            --------     --------
Revenues.....................  $ 8,555       $ 2,931             $15,217      $ 4,520
                               =======       =======             =======      =======
Net loss.....................  $(4,774)      $(3,508)            $(9,477)     $(7,054)
                               =======       =======             =======      =======
Basic and diluted net loss
 per share...................  $  (.21)      $  (.44)            $  (.47)     $  (.89)
                               =======       =======             =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the interim unaudited consolidated financial statements and notes thereto.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results Of Operations." Readers should carefully review the risks described in the other documents that the Company has filed from time to time with the United States Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q and the Company's Prospectus dated January 29, 1998. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

     VeriSign, Inc. ("VeriSign" or the "Company") is the leading provider of public key infrastructure ("PKI") and digital certificate solutions needed by companies, government agencies, trading partners and individuals to conduct trusted and secure communications and commerce over the Internet, and over intranets and extranets using the Internet Protocol (collectively, "IP networks"). Headquartered in Mountain View, California, the Company was incorporated in April 1995 as a spin-out of RSA Data Security ("RSA"), a subsidiary of Security Dynamics Technologies, Inc.. Since its founding, VeriSign has issued more than 65,000 Digital IDs to Web sites and 3,000,000 IDs to consumers, in partnership with leading companies including Acer, AT&T, British Telecommunications, Lotus, Lucent Technologies, Microsoft, Netscape and Network Associates. The Company has delivered enterprise certificate solutions to companies and government agencies including Bank of America, Hewlett-Packard, Kodak, NationsBank, Texas Instruments, United Parcel Service and US West.

     VeriSign's service offerings target three main lines of business; Enterprise PKI Solutions, Web-site IDs and Consumer IDs. VeriSign Web-site IDs and Consumer IDs are delivered through the VeriSign Digital ID Center/SM/, an online service that is open 24 hours a day, 7 days a week. VeriSign has been first to market with Digital IDs for servers, browsers, e-mail applications, and software content, and continues to hold a majority of the market share in these areas.

     VeriSign's Enterprise PKI Solution, VeriSign OnSite, is targeted at Fortune 10,000 companies in the financial services, publishing, legal, transportation and other industries as well as government agencies and educational institutions. VeriSign OnSite is comprised of a suite of software applications and mission-critical processing services that enable enterprises to deploy a full PKI to secure their intranets, extranets and Internet commerce applications using digital certificates. The Company introduced VeriSign OnSite in the last quarter of 1997. During 1997, the Company also began providing technology and products for digital certificate management to OEMs.

     The Company introduced its Web-site IDs product, the Secure Server ID for Netscape Commerce Servers, in June 1995. In October 1995, the Company introduced additional server Digital IDs for the Web server products of Microsoft, IBM, Open Market and other vendors. In May 1996, the Company began providing online enrollment and issuance of client Digital IDS, as part of the Consumer ID line of business, for Netscape Navigator through its Digital ID Center and began shipping another form of Digital ID known as a Software Developer Digital ID for Microsoft's Authenticode Program. The Company began issuing Digital IDS for Microsoft's Internet Explorer through the Company's Digital ID Center in August 1996. During 1997, the Company introduced its Universal Digital IDS and three new types of server digital certificate products--its Global Server ID, Financial Server ID and EDI Server ID.

     During the second quarter of 1998, the Company introduced VeriSign OnSite for Secure Server IDs, a digital certificate solution that enables organizations to secure Web servers used in intranets, extranets and Internet commerce applications. Leveraging the Secure Sockets Layer (SSL) protocol, this solution enables enterprises and organizations to control the issuance and administration of multiple server digital certificates within a single domain name (e.g., www.yourcompany.com), issued either within the globally interoperable VeriSign Trust Network or under a private certificate hierarchy.

     Historically, the Company has derived substantially all of its revenues from the sale of Digital IDs and from fees for services rendered in connection with the Company's digital certificate solutions and digital certificate service and product development agreements. The purchase of a Digital ID by a consumer or for a Web-site allows the customer to use the Digital ID for a limited period of time, generally 12 months. After this period, the Digital ID must be renewed for continued usage by the customer. Renewal fees are typically lower than the fees charged for the initial Digital ID. Revenues from the sale or renewal of Digital IDs for consumers and Web-sites are deferred and recognized ratably over the life of the digital certificate. Revenues from the Company's Enterprise PKI Solutions consist of fees for the issuance of digital certificates, which are recognizable ratably over the term of the particular license agreement relating to the enterprise or electronic commerce solution; fees for software tool kits, which are recognized upon delivery; and fees for set-up service, which are recognized upon completion of the service. Revenues from other services are recognized using the percentage-of-completion method for fixed-fee development arrangements, on a time-and-materials basis for consulting and training services or ratably over the term of the agreement for support and maintenance services.

     The Company markets its products and services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, VARs, systems integrators and OEMs. Although a significant portion of its revenues to date has been generated through sales from the Company's Web-site, the Company intends to continue increasing its direct sales force, both domestically and internationally, and intends to continue to expand its other distribution channels.

     In connection with the formation of VeriSign Japan K.K. ("VeriSign Japan") the Company licensed certain technology and contributed other assets to VeriSign Japan. Subsequent to its formation, additional investors purchased minority interests in VeriSign Japan, and, as of June 30, 1998, the Company owned 50.5% of the outstanding capital stock of VeriSign Japan. Accordingly, the Company's consolidated financial statements include the accounts of the Company and this subsidiary and the Company's consolidated statements of operations reflect the elimination of the minority shareholders' share of the net losses of the subsidiary. Historically, VeriSign Japan has funded its net losses with investments from its shareholders. However, to the extent VeriSign Japan is unable to continue to fund its operations principally from investments by minority shareholders, the Company may be required to fund the operations of this subsidiary, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has experienced substantial net losses in each fiscal period since its inception and, as of June 30, 1998, had an accumulated deficit of $41.5 million. Such net losses and accumulated deficit resulted from the Company's lack of substantial revenues and the significant costs incurred in the development and sale of the Company's products and services and in the establishment and deployment of the Company's operations, infrastructure and practices. The Company intends to increase its expenditures in all areas in order to execute its business plan. As a result, the Company expects to incur additional losses for the foreseeable future. Although the Company has experienced revenue growth in recent periods, there can be no assurance that such growth rates are sustainable and, therefore, they should not be considered indicative of future operating results. There can be no assurance that the Company will ever achieve significant revenues or profitability. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Company's Prospectus dated January 29, 1998.

RESULTS OF OPERATIONS

REVENUES
                                        1998     1997    CHANGE
                                       ------   ------   ------
Three-month period:
  Revenues...........................  $5,301   $2,249     136%
  (Dollars in thousands)
Six-month period:
  Revenues...........................  $9,303   $3,516     165%
  (Dollars in thousands)

     Revenues increased significantly from the prior year due to increased sales of VeriSign's products and services, particularly its Web-site IDs and OnSite products. As a result of the continued acceptance of Digital IDs, the number of digital certificates issued continued to grow on a quarterly basis. The Company has seen year-to-year increases in the number of customers that are buying Consumer and Web-site Digital IDs and the number of organizations and government agencies beginning to deploy PKI and digital certificate solutions and believes that such increases are attributable to the continued acceptance of digital certificates as a mechanism for authentication, access control and secure messaging. In addition, during the three and six months ended June 30, 1998, the Company completed certain work required under various contracts for its enterprise and electronic commerce solutions and, therefore, recognized the related portion of revenues.

     For software transactions entered into beginning January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results.

     No one customer accounted for 10% or more of revenues during the three months ended June 30, 1998. Security Dynamics Technologies, Inc. accounted for 12% of revenues in the six months ended June 30, 1998. VISA International accounted for 19% and 17% of revenues for the three months and six months ended June 30, 1997, respectively. Revenues of VeriSign Japan and revenue from other international customers accounted for 17% of revenues in the second quarters of 1998 and 1997 and 17% and 16% of revenues in the first half of 1998 and 1997, respectively.

     A portion of the Company's sales will be earned later than billed and collected. Deferred revenue increased from $4.8 million at December 31, 1997 to $7.6 million at June 30, 1998. In the future, the Company anticipates that it may receive additional revenues from sales of software products, value-added services and training, licensing and royalty fees from licenses of digital certificates and related technology, maintenance, and fees for customer support.


COSTS AND EXPENSES

                                        1998     1997    CHANGE
                                       ------   ------   ------
Three-month period:
  Cost of revenues.................... $2,939    $1,733    70%
  (Dollars in thousands)
Six-month period:
  Cost of revenues.................... $5,771    $3,152    83%
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

     The increase in cost of revenues from 1997 to 1998 was due primarily to hiring personnel to support the additional volume of issuances of Digital IDs, the cost of the Company's NetSure warranty plan (which was not in effect in the first three months of 1997), increased expenses for access to third-party databases and support charges for the Company's external disaster recovery program.

     The Company anticipates that cost of revenues will vary for the remainder of 1998 depending on the product mix sold during that period, as cost of service revenues is typically higher than cost of product revenues due to the relatively high personnel costs associated with providing services.


                                        1998    1997    CHANGE
                                       ------  ------   ------
Three-month period:
  Sales and marketing................  $4,769  $2,686     78%
  (Dollars in thousands)
  Percentage of revenues                   90%    119%

Six-month period:
  Sales and marketing................  $8,886  $4,940     80%
  (Dollars in thousands)
  Percentage of revenues                   96%    141%

     Sales and Marketing. Sales and marketing expenses consist primarily of costs related to sales, marketing, and practices and external affairs personnel, including salaries, sales commissions and other personnel-related expenses, travel and related expenses, computer equipment and support services used in such activities, facilities costs, consulting fees and costs of marketing programs.

     Sales and marketing expenses increased from 1997 to 1998 as a result of the continued growth of the Company's direct sales force and an expansion of the Company's marketing efforts during 1998, particularly in lead and demand generation activities. The decrease in sales and marketing expenses as a percentage of revenues from 1997 to 1998 is primarily due to the increase in revenues.

     The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars as it expands its direct sales force, hires additional marketing personnel and increases its marketing and promotional activities during 1998.


                                        1998    1997    CHANGE
                                       ------  ------   ------
Three-month period:
  Research and development............ $1,931  $1,222     58%
  (Dollars in thousands)
  Percentage of revenues                   36%     54%

Six-month period:
  Research and development............ $3,537  $2,251     57%
  (Dollars in thousands)
  Percentage of revenues                   38%     64%

     Research and Development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities, and computer equipment and support services used in product and technology development.

     Research and development expenses increased in absolute dollars as the Company invested in the design, testing and deployment of, and technical support for, the Company's expanded product offerings and technology. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products. During 1998, the Company continued to make significant investments in development of all of its software products and related platforms supported, including those targeted for the enterprise and electronic commerce market.

     The Company believes that timely development of new and enhanced products and technology are necessary to remain competitive in the marketplace. Accordingly, the Company intends to continue recruiting experienced research and development personnel and make other investments in research and development. Therefore, the Company expects research and development expenses will continue to increase in absolute dollars.

                                        1998    1997    CHANGE
                                       ------  ------   ------
Three-month period:
  General and administrative.......... $1,489  $  864     72%
  (Dollars in thousands)
  Percentage of revenues                   28%     38%

Six-month period:
  General and administrative.......... $2,927  $1,817     61%
  (Dollars in thousands)
  Percentage of revenues                   31%     52%

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for the Company's administrative, finance and human relations personnel, facilities and computer equipment, support services and professional services fees.

     During 1998, the Company incurred increased costs due primarily to increased staffing levels required to support the Company's expanded operations and to implement additional management information systems and related procedures. In addition, the Company has incurred additional costs related to being a public company, including investor relations programs and professional services fees.

     The Company also expects to continue to invest in an expanded and more comprehensive executive and administrative infrastructure. Accordingly, the Company anticipates that general and administrative expenses will continue to increase in absolute dollars.


OTHER INCOME
                                        1998    1997    CHANGE
                                       ------  ------   ------
Three-month period:
  Other income........................ $  637   $166     284%
  (Dollars in thousands)
  Percentage of revenues                   12%     7%

Six-month period:
  Other income........................ $1,013   $635      60%
  (Dollars in thousands)
  Percentage of revenues                   11%    18%

     Other income consists primarily of interest earned on the Company's cash, cash equivalents and short-term investments, less interest expense on bank borrowings of VeriSign Japan and the effect of foreign currency transaction gains and losses.

     The increase in other income from 1997 to 1998 is primarily due to a higher cash and short-term investment base as a result of the proceeds from the Company's initial public offering on January 30, 1998.

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

     MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

     Minority interest in the net losses of VeriSign Japan was $325,000 and $482,000 during the second quarters of 1998 and 1997, respectively, and $713,000 and $787,000 during the first halves of 1998 and 1997, respectively. The decrease from 1997 to 1998 was primarily due to increased revenue from VeriSign Japan as compared to the prior year. VeriSign Japan is still in the early stage of operations, and, therefore, the Company expects that the minority interest in net loss of subsidiary will continue to fluctuate in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES

     The Company was incorporated in April 1995 and began introducing its products and services in June 1995. Accordingly, the Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's success will depend on many factors, including, but not limited to, the following: the rate and timing of the growth and use of IP networks for communications and commerce and the extent to which digital certificates are used for such communications and commerce; the demand for the Company's products and services; the levels of competition; the perceived security of communications and commerce over IP networks, and of the Company's infrastructure, products and services in particular; and the Company's continued ability to maintain its current, and enter into additional, strategic relationships. To address these risks the Company must, among other things: attract and retain qualified personnel; respond to competitive developments; successfully introduce new products and services; successfully introduce enhancements to its existing products and services to address new technologies and standards; and successfully market its digital certificates and its enterprise and electronic commerce solutions. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has experienced substantial net losses in each fiscal period since its inception and, as of June 30, 1998, had an accumulated deficit of $41.5 million. Such net losses and accumulated deficit resulted from the Company's lack of substantial revenues and the significant costs incurred in the development and sale of the Company's products and services and in the establishment and deployment of the Company's operations, infrastructure and practices. The Company's limited operating history, the emerging nature of its market and the factors described under "-- Adoption of IP Networks", among other factors, make prediction of the Company's future operating results difficult. In addition, the Company intends to increase its expenditures in all areas in order to execute its business plan. As a result, the Company expects to incur substantial additional losses for the foreseeable future. Furthermore, to the extent the Company's majority-owned subsidiary, VeriSign Japan, is unable to continue to fund its operations with investments from minority shareholders, the Company may be required to fund the operations of VeriSign Japan, which could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has experienced revenue growth in recent periods, there can be no assurance that such growth rates are sustainable and, therefore, they should not be considered indicative of future operating results. There can also be no assurance that the Company will ever achieve significant revenues or profitability or, if significant revenues and profitability are achieved, that they could be sustained.

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

     MANAGEMENT OF GROWTH AND EXPANSION

     The Company is currently experiencing a period of significant expansion. The Company's historical growth has placed, and such growth and any further growth is likely to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. The Company has grown from 149 employees at June 30, 1997 to 230 employees at June 30, 1998. In addition, the Company has opened additional sales offices and has significantly expanded its operations during this time period. The Company's future success will depend, in part, upon the ability of its senior management to manage growth effectively, which will require the Company to implement additional management information systems, to develop further its operating, administrative, financial and accounting systems and controls and to maintain close coordination among its engineering, accounting, finance, marketing, sales and operations organizations. Any failure to implement or improve systems or controls or to manage any future growth and expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company has initiated a comprehensive study of its computer systems to review and test for year 2000 issues. The Company is also assessing the capability of its products sold to customers to handle the year 2000 and has a plan in place to address product issues during 1998. Management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that the cost of these projects over the next two years will not have a material effect on the Company's business, results of operations or financial condition. In addition, the Company will be contacting significant suppliers of products and services to determine whether the supplier's operations and their products and services are year 2000 compliant. There can be no assurance that another company's failure to ensure year 2000 capability would not have a material adverse effect on the Company's business, results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering, the Company and its Japanese subsidiary financed their operations primarily through private sales of equity securities raising approximately $45.6 million. The Company's initial public offering, which closed in February 1998, yielded net proceeds of approximately $43.7 million. At June 30, 1998, the Company had approximately $45.9 million in cash, cash equivalents and short-term investments.

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

     The Company has had significant negative cash flows from operating activities in each fiscal period to date. Net cash used in operating activities during the first half of 1998 was $7.7 million as compared to $8.3 million during the first half of 1997. The decrease was primarily the result of an increase in both deferred revenue and accrued liabilities, offset in part by increases in the Company's net loss and receivables.

     Net cash used in investing activities in the first half of 1998 was $17.4 million as compared with $14.4 in the first half of 1997. Cash was used for capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. The Company has planned capital expenditures for the remainder of 1998 of approximately $1.0 million to $2.0 for computer systems for development, sales and marketing, product support and administrative staff. Also during the first half of 1998, the Company purchased net short-term investments totaling $15.0 million. The Company's principal commitments as of June 30, 1998 consisted of obligations under noncancelable operating leases.

     On July 6, 1998, the Company issued approximately 1,666,000 shares of its common stock in exchange for all of the outstanding common stock of SecureIT, Inc., a provider of Internet security products and services. The business combination will be accounted for as a pooling-of-interests combination, and the Company expects to incur approximately $5.0 million in additional costs related to the transaction.

     Net cash provided by financing activities in the first half of 1998 was $44.1 million as compared to $616,000 in the first half of 1997. The increase was primarily attributable to the $43.8 million in net proceeds from the Company's initial public offering.

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

     On January 30, 1998, the Company commenced the Offering. The Offering terminated on January 30, 1998 after the Company had sold all of the 3,450,000 shares of Common Stock registered under the Registration Statement (including 450,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). The initial public offering price was $14 per share for an aggregate initial public offering of $48,300,000. After deducting the underwriting discounts and commissions and the Offering expenses, the net proceeds to the Company from the Offering were approximately $43,742,455.

     During the six months ended June 30, 1998, the Company used approximately $7.7 million of the net proceeds from the Company's initial public offering to fund operating expenses and increase working capital and $2.1 million to purchase and install computers and peripheral equipment. The remaining $33.9 million has been invested in short-term, interest-bearing, investment grade securities.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

      EXHIBIT
      NUMBER                                EXHIBIT TITLE
      -------           --------------------------------------------------------

       27.01            Financial Data Schedule (available in EDGAR format only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the three months ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VERISIGN, INC.



Date:  August 14, 1998                  By:       /s/  Stratton D. Sclavos
                                            ------------------------------------
                                                       Stratton D. Sclavos
                                                            President
                                                               and
                                                     Chief Executive Officer


Date:  August 14, 1998                  By:       /s/  Dana L. Evan
                                           -------------------------------------
                                                       Dana L. Evan
                                                Vice President of Finance
                                                   and Administration
                                                          and
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)

                             SUMMARY OF TRADEMARKS

     The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

TRADEMARKS

     VeriSign Logo
     VeriSign is a registered trademark exclusively licensed to VeriSign, Inc.

SERVICE MARKS

     Authentic Site/SM/
     Digital ID/SM/
     Digital ID Center/SM/
     Electronic Credentials for the Internet/SM/
     NetSure/SM/ Protection Plan
     The Sign of Trust on the Internet/SM/
     VeriSign OnSite/SM/
     VeriSign Trust Network/SM/
     VeriSign V-Commerce/SM/
     WebPass/SM/ ID
     WorldTrust/SM/ Services
     WorldTrust/SM/ Architecture

     All other brand or product names are trademarks or registered trademarks of their respective holders.