Form 10-Q
period 1998-09-30
VERISIGN INC/CA
filed 1998-11-13
CIK 1014473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             SHARES OUTSTANDING
            CLASS                             OCTOBER 31, 1998
            -----                            ------------------
Common stock, $.001 par value                    22,786,178

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1.       Financial Statements.....................................     3
 Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    10
 Item 3.       Quantitative and Qualitative Disclosures About Market
               Risk.....................................................    22

                           PART II--OTHER INFORMATION

 Item 2.       Changes in Securities and Use of Proceeds................    23
 Item 6.       Exhibits and Reports on Form 8-K.........................    23
 Signatures..............................................................   24
 Summary of Trademarks...................................................   25

                                    EXHIBIT

 Exhibit 27.01 Financial Data Schedule (available in EDGAR format only).

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The consolidated financial statements included under this item are as follows:

                                                                   SEQUENTIALLY
                                                                     NUMBERED
                 FINANCIAL STATEMENT DESCRIPTION                       PAGE
                 -------------------------------                   ------------
Consolidated Statements of Operations for the Three and Nine
 Months Ended September 30, 1998 and 1997........................        4
Consolidated Balance Sheets as of September 30, 1998 and December
 31, 1997........................................................        5
Consolidated Statements of Cash Flows for the Nine Months Ended
 September 30, 1998 and 1997.....................................        6
Notes to Consolidated Financial Statements.......................        7

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                     --------------------  ------------------
                                       1998       1997       1998      1997
                                     ---------  ---------  --------  --------
Revenues............................ $  10,505  $   3,839  $ 25,719  $  8,360
                                     ---------  ---------  --------  --------
Costs and expenses:
  Cost of revenues..................     5,190      2,574    13,467     6,172
  Sales and marketing...............     6,117      2,583    16,449     7,732
  Research and development..........     2,552      1,354     6,242     3,643
  General and administrative........     1,673      1,185     5,842     3,147
  Special charges...................     3,555      2,000     3,555     2,000
                                     ---------  ---------  --------  --------
    Total costs and expenses........    19,087      9,696    45,555    22,694
                                     ---------  ---------  --------  --------
  Operating loss....................    (8,582)    (5,857)  (19,836)  (14,334)
Other income........................       628        236     1,677       872
                                     ---------  ---------  --------  --------
  Loss before minority interest.....    (7,954)    (5,621)  (18,159)  (13,462)
Minority interest in net loss of
 subsidiary.........................       237        407       950     1,194
                                     ---------  ---------  --------  --------
  Net loss.......................... $  (7,717) $  (5,214) $(17,209) $(12,268)
                                     =========  =========  ========  ========
Basic and diluted net loss per
 share.............................. $    (.34) $    (.64) $   (.82) $  (1.54)
                                     =========  =========  ========  ========
Shares used in per share
 computations.......................    22,616      8,106    21,042     7,988
                                     =========  =========  ========  ========


          See accompanying Notes to Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 18,102      $  4,942
  Short-term investments............................     24,366         7,951
  Receivables.......................................      8,470         3,390
  Prepaid expenses and other current assets.........      2,351           994
                                                       --------      --------
    Total current assets............................     53,289        17,277
Property and equipment, net.........................      9,378         8,756
Other assets........................................        976           871
                                                       --------      --------
                                                       $ 63,643      $ 26,904
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $  5,505      $  3,504
  Accrued liabilities...............................      4,024         2,346
  Deferred revenue..................................     10,461         5,267
                                                       --------      --------
    Total current liabilities.......................     19,990        11,117
                                                       --------      --------
Minority interest in subsidiary.....................      1,297         2,246
                                                       --------      --------
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
   authorized; none issued..........................        --            --
  Convertible preferred stock, $.001 par value;
   10,282,883 shares authorized in 1997; 10,031,006
   shares issued and outstanding in 1997............        --             10
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 22,732,876 and 8,786,426 shares
   issued and outstanding, respectively.............         23             7
  Additional paid-in capital........................     91,496        45,419
  Notes receivable from stockholders................       (582)         (644)
  Deferred compensation.............................       (302)         (380)
  Accumulated deficit...............................    (48,279)      (30,871)
                                                       --------      --------
    Total stockholders' equity......................     42,356        13,541
                                                       --------      --------
                                                       $ 63,643      $ 26,904
                                                       ========      ========

          See accompanying Notes to Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $(17,209) $(12,268)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Nonrecurring charges...................................      --      2,000
    Depreciation and amortization..........................    2,862     1,547
    Minority interest in net loss of subsidiary............     (950)   (1,194)
    Stock-based compensation...............................    2,248        13
    Loss on disposal of property and equipment.............       40       156
    Changes in operating assets and liabilities:
      Receivables..........................................   (5,080)   (2,261)
      Prepaid expenses and other current assets............   (1,357)       59
      Accounts payable.....................................    2,001      (810)
      Accrued liabilities..................................    1,678        83
      Deferred revenue.....................................    5,194     1,386
                                                            --------  --------
        Net cash used in operating activities..............  (10,573)  (11,289)
                                                            --------  --------
Cash flows from investing activities:
  Purchases of short-term investments......................  (48,500)  (11,208)
  Maturities and sales of short-term investments...........   32,085     3,498
  Purchases of property and equipment......................   (3,506)   (5,655)
  Other assets.............................................     (122)     (480)
                                                            --------  --------
        Net cash used in investing activities..............  (20,043)  (13,845)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from bank borrowings............................      --      1,167
  Collections on notes receivable from stockholders........       62       --
  Net proceeds from issuance of common stock...............   43,913       636
  Dividends paid by SecureIT, Inc..........................     (199)      --
                                                            --------  --------
        Net cash provided by financing activities..........   43,776     1,803
                                                            --------  --------
Net change in cash and cash equivalents....................   13,160   (23,331)
Cash and cash equivalents at beginning of period...........    4,942    30,005
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 18,102  $  6,674
                                                            ========  ========
Noncash financing and investing activities:
  Conversion of convertible preferred stock to common
   stock................................................... $    --   $    --
                                                            ========  ========
  Issuance of notes receivable collateralized by common
   stock................................................... $    --   $    115
                                                            ========  ========

          See accompanying Notes to Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997

(1) BASIS OF PRESENTATION

  The accompanying interim unaudited consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of VeriSign, Inc. ("VeriSign" or the "Company") at September 30, 1998, and the results of operations and cash flows for the interim periods ended September 30, 1998 and 1997.

  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. The Company filed audited consolidated financial statements that included all information and footnotes necessary for such a presentation for the period from April 12, 1995 (inception) to December 31, 1995, and for each of the years in the two-year period ended December 31, 1997, in the Company's Prospectus, dated January 29, 1998, filed as part of a Registration Statement on Form S-1 (No. 333-40789), as amended, in connection with the Company's initial public offering ("IPO").

  The results of operations for any interim period are not necessarily indicative of the results of the Company's operations for any other future interim period or for a full fiscal year.

(2) STOCKHOLDERS' EQUITY

  On January 30, 1998, the Company completed its IPO issuing 3,450,000 shares of its Common Stock (including 450,000 shares issued upon the exercise of the underwriters' over-allotment option) at an initial public offering price of $14 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $43.7 million. Concurrently with the IPO, each outstanding share of the Company's Convertible Preferred Stock was automatically converted into one share of Common Stock.

(3) BUSINESS COMBINATION

  In July 1998, VeriSign completed a merger with SecureIT, Inc. ("SecureIT") (hereafter collectively referred to as the "Company") by exchanging approximately 1,666,000 shares of its common stock for all of the outstanding common stock of SecureIT. Each share of SecureIT was exchanged for 0.164806 of one share of VeriSign common stock. In addition, outstanding SecureIT employee stock options were converted at the same exchange ratio into options to purchase approximately 190,000 shares of VeriSign common stock.

  The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of SecureIT as though it had always been a part of VeriSign. In connection with the restatement, there were no transactions between VeriSign and SecureIT prior to the combination requiring elimination and there were no material adjustments required to conform SecureIT's accounting policies.

                        VERISIGN, INC. AND SUBSIDIARIES

(3) BUSINESS COMBINATION--(CONTINUED)

  The results of operations previously reported by the separate companies and the combined amounts presented in the consolidated financial statements are summarized below (in thousands).

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                            SIX MONTHS ENDED ------------------
                                             JUNE 30, 1998     1997      1996
                                            ---------------- --------  --------
Revenues:
  VeriSign, Inc............................     $  9,303     $  9,382  $  1,351
  SecureIT, Inc............................        5,910        3,974         5
                                                --------     --------  --------
    Combined...............................     $ 15,213     $ 13,356  $  1,356
                                                ========     ========  ========
Net income/(loss):
  VeriSign, Inc............................     $(10,092)    $(19,195) $(10,243)
  SecureIT, Inc............................          600          607       (43)
                                                --------     --------  --------
    Combined...............................     $ (9,492)    $(18,588) $(10,286)
                                                ========     ========  ========

  In connection with the merger, the Company recorded in the third quarter a special charge to operating expenses of $3.6 million for direct and other merger-related costs pertaining to the merger transaction and certain stock-based compensation charges. Merger transaction costs consisted primarily of fees for investment bankers, attorneys and accountants, filing fees and other related charges. The stock-based compensation charges related to certain performance stock options held by Secure IT employees whose vesting accelerated upon change of control.

(4) REVENUE RECOGNITION

  For software transactions entered into after January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results.

(5) NET LOSS PER SHARE

  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Antidilutive common equivalent shares excluded from basic and diluted loss per share for the three-month periods ended September 30, 1998 and 1997 were comprised of common stock options, which totaled 2,221,789 and 1,201,878, with a weighted-average exercise price of $7.73 and $1.08, respectively, and the weighted average number of convertible preferred stock shares outstanding during the three-month period ended September 30, 1997, which totaled 10,031,006. For the nine-month periods ended September 30, 1998 and 1997, the antidilutive common equivalent shares excluded from basic and diluted loss per share were comprised of common stock options, which totaled 2,279,922 and 1,158,854, with a weighted-average exercise price of $4.99 and $.89, respectively, and the weighted-average number of convertible preferred stock shares outstanding during the nine-month period ended September 30, 1997, which totaled 10,031,006.

                        VERISIGN, INC. AND SUBSIDIARIES

(6) COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of stock and distributions to stockholders. There were no material differences between the Company's net loss and its comprehensive loss.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company expects that the adoption of SOP No. 98-1 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-1 for the year ending December 31, 1999.

  In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company expects that the adoption of SOP No. 98-5 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-5 for the year ending December 31, 1999.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for the year ending December 31, 2000.

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

OVERVIEW

  VeriSign, Inc. ("VeriSign" or the "Company") headquartered in Mountain View, California, is the leading provider of Internet trust services used by enterprises, Web sites and consumers to conduct secure communications and transactions over the Internet. The Company's digital certificate and public key infrastructure ("PKI") solutions enable its customers to deploy secure intranet, extranet, virtual private network and electronic commerce applications over IP-based networks.

  The Company's products and services generally include enterprise solutions and Internet services. Enterprise solutions encompass VeriSign's integrated PKI platform, VeriSign OnSite as well as enterprise security design, training, certification and consulting. These products and services are available directly from the Company or through system integrators and global affiliates. To date, the Company has delivered enterprise PKI solutions to over 220 companies and government agencies including Bank of America, First Union, Hewlett-Packard, Internal Revenue Service, Kodak, NationsBank, Sumitomo Bank, Texas Instruments, United Parcel Service and US West. The Company's Internet services, comprised of its Web site and consumer businesses include Web site digital certificates, software publisher digital certificates and individual digital certificates, available directly through the Company's Web site or through associated Web sites. Since its founding, VeriSign has issued approximately 82,000 Web site certificates and 3,500,000 individual digital certificates. The Company has delivered its enterprise solutions and Internet services in partnership with leading companies including Acer, AT&T, British Telecommunications, Cisco Systems, Lotus, Lucent Technologies, Microsoft, Netscape and Network Associates.

  VeriSign OnSite is targeted at Fortune 10,000 companies in the financial services, publishing, legal, transportation and other industries as well as government agencies and educational institutions. The Company has attracted 220 customers for VeriSign OnSite since its introduction in the last quarter of 1997. VeriSign OnSite is an integrated platform which links PKI functionality with mission-critical processing services enabling enterprises to deploy a highly robust and fully featured digital certificate solution to secure their intranets, extranets and Internet commerce applications. OnSite leverages and integrates with widely-deployed browser, e-mail and remote access applications. This architecture eliminates the requirement that an enterprise's customers and business partners install, upgrade and maintain additional proprietary PKI-specific software. In addition, VeriSign OnSite provides contractually guaranteed non-stop digital certificate processing services from VeriSign's secure data centers which operate 24 hours a day, 7 days a week.

  During the second quarter of 1998, the Company enhanced its OnSite offering to enable organizations to secure Web servers used in intranets, extranets and Internet commerce applications. Leveraging the Secure Sockets Layer (SSL) protocol, this solution enables enterprises and organizations to control the issuance and administration of multiple server digital certificates within a single domain name (e.g., www.yourcompany.com) issued either within the globally interoperable VeriSign Trust Network or under a private certificate hierarchy. In October 1998, the Company introduced VeriSign OnSite 4.0, which adds enhanced PKI functionality, new processing services and the ability to integrate an enterprise's PKI with enterprise applications such as SAP R/3.

  In addition to VeriSign's OnSite offerings, the Company also issues Web site certificates and individual certificates through the VeriSign Digital ID Center, an online service that is open 24 hours a day, 7 days a week. VeriSign has been first to market with digital certificates for servers, browsers, e-mail applications and software content, and continues to hold a majority of the market share in these areas.

  Historically, the Company has derived substantially all of its revenues from the sale of digital certificates and from fees for services rendered in connection with the Company's digital certificate solutions and digital certificate service and product development agreements. Revenues from the Company's Enterprise PKI Solutions consist of fees for the issuance of digital certificates, which are recognizable ratably over the term of the particular license agreement relating to the enterprise or electronic commerce solution; fees for software tool kits, which are recognized upon delivery; and fees for set-up service, which are recognized upon completion of the service. The purchase of a digital certificate by a consumer or for a Web site allows the customer to use the digital certificate for a limited period of time, generally 12 months. After this period, the digital certificate must be renewed for continued usage by the customer. Renewal fees are typically lower than the fees charged for the initial digital certificate. Revenues from the sale or renewal of digital certificates for consumers, for Web sites and from enterprise certificate fees are deferred and recognized ratably over the life of the digital certificate. Revenues from other services are recognized using the percentage-of-completion method for fixed-fee development arrangements, on a time-and-materials basis for consulting and training services or ratably over the term of the agreement for support and maintenance services.

  The Company markets its products and services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, VARs, systems integrators and global affiliates. Although a significant portion of its revenue to date has been generated through sales from the Company's Web site, the Company intends to continue increasing its direct sales force, both domestically and internationally, and intends to continue to expand its other distribution channels.

  In connection with the formation of VeriSign Japan K.K. ("VeriSign Japan") the Company licensed certain technology and contributed other assets to VeriSign Japan. Subsequent to its formation, additional investors purchased minority interests in VeriSign Japan, and, as of September 30, 1998, the Company owned 50.5% of the outstanding capital stock of VeriSign Japan. Accordingly, the Company's consolidated financial statements include the accounts of the Company and this subsidiary and the Company's consolidated statements of operations reflect the elimination of the minority shareholders' share of the net losses of the subsidiary. Historically, VeriSign Japan has principally funded its net losses with investments from its minority shareholders. However, to the extent VeriSign Japan is unable to continue to fund its operations principally from investments by minority shareholders, the Company may be required to fund the operations of this subsidiary, which could have a material adverse effect on the Company's business, operating results and financial condition.

  In July 1998, the Company acquired SecureIT, Inc. ("SecureIT") of Norcross, Georgia, a provider of Internet and enterprise security solutions comprising a full range of products and services to assist clients with assessing, designing and implementing security solutions. In addition, SecureIT provides training on related subjects. The acquisition added services and technology complimentary to the Company's electronic commerce security solutions and other areas of its product lines. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of SecureIT as though it had always been a part of VeriSign.

  The Company has experienced substantial net losses in each fiscal period since its inception and, as of September 30, 1998, had an accumulated deficit of $48.3 million. Such net losses and accumulated deficit resulted from the Company's lack of substantial revenues and the significant costs incurred in the development and sale of the Company's products and services and in the establishment and deployment of the Company's operations, infrastructure and practices. The Company intends to increase its expenditures in all areas in order to execute its business plan. As a result, the Company expects to incur additional losses for the foreseeable future. Although the Company has experienced revenue growth in recent periods, there can be no assurance that such growth rates are sustainable and, therefore, they should not be considered indicative of future operating results. There can be no assurance that the Company will ever achieve significant revenues or profitability. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Company's Prospectus dated January 29, 1998.

RESULTS OF OPERATIONS

 Revenues

                                                            1998    1997  CHANGE
                                                           ------- ------ ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
     Three-month period:
       Revenues........................................... $10,505 $3,839  174%
     Nine-month period:
       Revenues........................................... $25,719 $8,360  208%

  Revenues increased significantly from the prior year due to increased sales of VeriSign's products and services, particularly its Web site digital certificates and OnSite products, delivery of training and services, as well as the sale of third party products. As a result of the continued acceptance of digital certificates, the number of digital certificates issued continued to grow on a quarterly basis. The Company has seen year-to-year increases in the number of customers that are buying consumer and Web site digital certificates and the number of organizations and government agencies beginning to deploy digital certificate and PKI solutions and believes that such increases are attributable to the growing acceptance of digital certificates as a mechanism for authentication, access control and secure messaging. In addition, during the three and nine months ended September 30, 1998, the Company completed certain work required under various contracts for its enterprise and electronic commerce solutions and, therefore, recognized the related portion of revenues.

  For software transactions entered into beginning January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results.

  No customer accounted for 10% or more of revenues during the three months or nine months ended September 30, 1998. VISA International accounted for 10% and 12% of revenues for the three months and nine months ended September 30, 1997, respectively. Revenues of VeriSign Japan and revenue from other international customers accounted for 12% and 7% of revenues in the third quarters of 1998 and 1997 and 11% and 10% of revenues in the first nine months of 1998 and 1997, respectively.

  A portion of the Company's sales are earned later than billed and collected. Such deferred revenue increased from $5.3 million at December 31, 1997 to $10.5 million at September 30, 1998.

 Costs and Expenses

                                                            1998    1997  CHANGE
                                                           ------- ------ ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
     Three-month period:
       Cost of revenues................................... $ 5,190 $2,574  102%
     Nine-month period:
       Cost of revenues................................... $13,467 $6,172  118%

  Cost of Revenues. Cost of revenues consists primarily of costs related to personnel providing digital certificate enrollment and issuance services, customer support and training, consulting and development services and to facilities and computer equipment used in such activities. Cost of revenues also includes fees paid to third parties to verify certificate applicants' identities, insurance premiums for the Company's NetSure warranty plan and errors and omission insurance, and software resold to customers.

  The increase in cost of revenues from 1997 to 1998 was due primarily to hiring personnel to support the additional volume of issuances of digital certificates and to support SecureIT's security consulting and training activities, the cost of the Company's NetSure warranty plan (which was not in effect in the first three months of 1997), increased expenses for access to third-party databases, support charges for the Company's external disaster recovery program, and the significant increased volume and related cost of software products resold to customers as part of network security solution implementations.

  The Company anticipates that cost of revenues will vary for the remainder of 1998 depending on the product mix sold during that period, as cost of service revenues is typically higher than cost of product revenues due to the relatively high personnel costs associated with providing services.

                                                         1998     1997   CHANGE
                                                        -------  ------  ------
                                                             (DOLLARS IN
                                                             THOUSANDS)
     Three-month period:
       Sales and marketing............................. $ 6,117  $2,583   137%
       Percentage of revenues..........................      58%     67%
     Nine-month period:
       Sales and marketing............................. $16,449  $7,732   113%
       Percentage of revenues..........................      64%     92%

  Sales and Marketing. Sales and marketing expenses consist primarily of costs related to sales, marketing and practices and external affairs personnel, including salaries, sales commissions and other personnel-related expenses, travel and related expenses, computer equipment and computer support services used in such activities, facilities costs, consulting fees and costs of marketing programs.

  Sales and marketing expenses increased from 1997 to 1998 as a result of the continued growth of the Company's direct sales force and an expansion of the Company's marketing efforts during 1998, particularly in lead and demand generation activities and as a result of the growth and expansion of the SecureIT sales and marketing organization. The decrease in sales and marketing expenses as a percentage of revenues from 1997 to 1998 is primarily due to the increase in revenues.

  The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars as it expands its direct sales force, hires additional marketing personnel and increases its marketing and promotional activities during 1998.

                                                           1998    1997   CHANGE
                                                          ------  ------  ------
                                                              (DOLLARS IN
                                                               THOUSANDS)
     Three-month period:
       Research and development.......................... $2,552  $1,354    88%
       Percentage of revenues............................     24%     35%
     Nine-month period:
       Research and development.......................... $6,242  $3,643    71%
       Percentage of revenues............................     24%     44%

  Research and Development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities and computer equipment and support services used in product and technology development.

  Research and development expenses increased in absolute dollars as the Company invested in the design, testing and deployment of, and technical support for, the Company's expanded product offerings and technology. The increase reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and services as well as enhancing existing products and services. During 1998, the Company continued to make significant investments in development of all of its software products and related platforms supported, including those targeted for the enterprise and electronic commerce market.

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

                                                           1998    1997   CHANGE
                                                          ------  ------  ------
                                                              (DOLLARS IN
                                                               THOUSANDS)
     Three-month period:
       General and administrative........................ $1,673  $1,185    41%
       Percentage of revenues............................     16%     31%
     Nine-month period:
       General and administrative........................ $5,842  $3,147    86%
       Percentage of revenues............................     23%     38%

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

  The Company also expects to continue to invest in a more comprehensive executive and administrative infrastructure. Accordingly, the Company anticipates that general and administrative expenses will continue to increase in absolute dollars.

                                                          1998    1997   CHANGE
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              THOUSANDS)
     Three-month period:
       Special charges.................................. $3,555  $2,000    78%
       Percentage of revenues...........................     34%     52%
     Nine-month period:
       Special charges.................................. $3,555  $2,000    78%
       Percentage of revenues...........................     14%     24%

  Special charges. In September 1996, VeriFone, Inc. ("VeriFone"), which subsequently became a wholly-owned subsidiary of Hewlett-Packard Company ("Hewlett-Packard"), filed a lawsuit against the Company alleging, among other things, trademark infringement. In November 1997, the parties executed a definitive agreement, under which, among other things, the Company issued an aggregate of 250,000 shares of common stock, which were transferred to Hewlett-Packard, and the Company and VeriFone settled such claims. The settlement amount was recorded during the third quarter of 1997 as a $2.0 million charge to operations.

  In connection with the acquisition of SecureIT, the Company recorded in the third quarter of 1998 a special charge to operating expenses for direct and other merger-related costs pertaining to the merger transaction and certain stock-based compensation charges of approximately $2.4 million and $1.2 million, respectively. Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, filing fees and other related charges. The stock-based compensation charges related to certain performance stock options held by Secure IT employees whose vesting accelerated upon change of control.

 Other Income

                                                            1998   1997  CHANGE
                                                           ------  ----  ------
                                                              (DOLLARS IN
                                                               THOUSANDS)
     Three-month period:
       Other income....................................... $  628  $236   166%
       Percentage of revenues.............................      6%    6%
     Nine-month period:
       Other income....................................... $1,677  $872    92%
       Percentage of revenues.............................      7%   10%

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

 Minority Interest in Net Loss of Subsidiary

  Minority interest in the net losses of VeriSign Japan was $237,000 and $407,000 during the third quarters of 1998 and 1997, respectively, and $950,000 and $1,194,000 during the first nine months of 1998 and 1997, respectively. The decrease from 1997 to 1998 was primarily due to increased revenue from VeriSign Japan as compared to the prior year. VeriSign Japan is still in the early stage of operations and, therefore, the Company expects that the minority interest in net loss of subsidiary will continue to fluctuate in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

 Limited Operating History; History of Losses and Anticipation of Future
Losses

  The Company was incorporated in April 1995 and began introducing its products and services in June 1995. Accordingly, the Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. The Company's success will depend on many factors, including, but not limited to, the following: the rate and timing of the growth and use of IP networks for communications and commerce and the extent to which digital certificates are used for such communications and commerce; the demand for the Company's products and services; the levels of competition; the perceived security of communications and commerce over IP networks, and of the Company's infrastructure, products and services in particular; and the Company's continued ability to maintain its current, and enter into additional, strategic relationships. To address these risks the Company must, among other things: attract and retain qualified personnel; respond to competitive developments; successfully introduce new products and services; successfully introduce enhancements to its existing products and services to address new technologies and standards; and successfully market its digital certificates and its enterprise and electronic commerce solutions. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has experienced substantial net losses in each fiscal period since its inception and, as of September 30, 1998, had an accumulated deficit of $48.3 million. Such net losses and accumulated deficit resulted from the Company's lack of substantial revenues and the significant costs incurred in the development and sale of the Company's products and services and in the establishment and deployment of the Company's operations, infrastructure and practices. The Company's limited operating history, the emerging nature of its market and the factors described under "--Adoption of IP Networks", among other factors, make prediction of the Company's future operating results difficult. In addition, the Company intends to increase its expenditures in all areas in order to execute its business plan. As a result, the Company expects to incur substantial additional losses for the foreseeable future. Furthermore, to the extent the Company's majority-owned subsidiary, VeriSign Japan, is unable to continue to fund its operations with investments from minority shareholders, the Company may be required to fund the operations of VeriSign Japan, which could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has experienced revenue growth in recent periods, there can be no assurance that such growth rates are sustainable and, therefore, they should not be considered indicative of future operating results. There can also be no assurance that the Company will ever achieve significant revenues or profitability or, if significant revenues and profitability are achieved, that they could be sustained.

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

  The Company retains certain confidential customer information in its data centers. It is critical to the Company's business strategy that the Company's facilities and infrastructure remain secure and that such facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, the Company's infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems, and it is possible that in the future the Company may have to expend additional financial and other resources to further address such problems. Any physical or electronic break-ins or other security breaches or compromises of the private root keys stored at the Company's Digital ID Centers may jeopardize the security of information stored on the Company's premises or stored in and transmitted through the computer systems and networks of the businesses and individuals utilizing the Company's products and services, which could result in significant liability to the Company and could deter existing and potential customers from using the Company's products and services. Such an occurrence could result in adverse publicity and therefore adversely affect the market's perception of the security of communications and commerce over IP networks as well as of the security or reliability of the Company's products and services, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

 Management of Growth and Expansion

  The Company is currently experiencing a period of significant expansion. The Company's historical growth has placed, and such growth and any further growth is likely to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. The Company has grown from 180 employees at September 30, 1997 to 299 employees at September 30, 1998. In addition, the Company has opened additional sales offices and has significantly expanded its operations during this time period. The Company's future success will depend, in part, upon the ability of its senior management to manage growth effectively, which will require the Company to implement additional management information systems, to develop further its operating, administrative, financial and accounting systems and controls and to maintain close coordination among its engineering, accounting, finance, marketing, sales and operations organizations. Any failure to implement or improve systems or controls or to manage any future growth and expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

YEAR 2000 ISSUES

 Background of Year 2000 Issues

  Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

 State of Readiness

  VeriSign's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. The systems include: hardware and software systems used by the Company to deliver products and services to its customers (including the Company's proprietary software systems as well as software supplied by third parties); communications networks such as the Internet and private intranets, which the Company depends on to carry products and provide services to its customers; the internal systems of the Company's customers and suppliers; digital certificates and software products sold to customers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as telephone systems and building systems.

  Based on an analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly the Company's operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in progress include: an assessment of specific underlying computer systems, programs and/or hardware; remediation or replacement of Year 2000 non-compliant technology; validation and testing of technologically compliant Year 2000 solutions; and implementation of the Year 2000 compliant systems. The table below provides the status and timing of such phased activities.

                                                                       TARGETED
    IMPACTED SYSTEMS                       STATUS                   IMPLEMENTATION
    ----------------                       ------                   --------------
Hardware and software     Assessment completed, remediation            Q1 1999
 systems used to deliver   underway, conducting validation and
 products and services     testing
Communication networks    Assessment completed, conducting             Q1 1999
 used to carry products    validation and testing
 and provide services
Operability with          Assessment completed, conducting             Q1 1999
 internal systems of       validation and testing
 customers and suppliers
Digital certificates and  Digital certificates tested and              Q4 1998
 software products sold    available for customer trial, other
 to customers              products in testing
Hardware and software     Assessment completed, remediation            Q1 1999
 systems used to manage    underway, conducting validation and
 the Company's business    testing
Non-information           Systems upgraded or replaced as                 --
 technology systems and    appropriate, testing and implementation
 services                  completed

  As a trusted third party providing, among other products, digital certificates and related life cycle services, the Company is dependent on the hardware and software products from third parties used to deliver such products and services. Inoperability of such products due to Year 2000 issues could adversely affect the Company's business, financial condition and results of results operations. The Company has completed its assessment of the underlying systems and hardware, certain components have been replaced and the Company is conducting validation and testing.

 Costs to Address Year 2000 Issues

  The Company expects that costs directly related to Year 2000 issues will not exceed approximately $500,000 for both costs incurred to date and future costs, including cases where non-compliant information technology systems have been replaced. The replacement cost of non-information technology systems would have been incurred, regardless of the Year 2000 issue due to technology obsolescence and/or Company growth. All costs arising from Year 2000 issues have been, and will continue to be, expensed and funded from working capital.

  The Company does not believe that future expenditures to upgrade internal systems and applications will have a material adverse effect on its business, financial condition and results of operations. In addition, while the potential costs of redeployment of personnel and any delays in implementing other projects is not known, the costs are anticipated to be immaterial and the Company expects minimal adverse impact to the business.

 Risks of the Year 2000 Issues

  The Company believes its digital certificates and services are Year 2000 compliant; however, success of the Company's Year 2000 compliance efforts may depend on the success of its customers dealing with Year 2000 issues. The Company sells its products to companies in a variety of industries each with different issues with Year 2000 compliance challenges. Customer difficulties with Year 2000 issues could interfere with the use of Year 2000 compliant digital certificates which might require the Company to devote additional resources to resolve the underlying problems. If the problem exists within the VeriSign digital certificate technology as it relates to its customers' management systems and applications, the Company's business, financial condition and results of operations could be materially adversely affected. This risk is minimized by VeriSign's current offering of Year 2000 compliant test certificates which can validate the Year 2000 operation of customer applications and systems. However, there is no method to determine which VeriSign customers will validate their applications and systems for Year 2000 compliance with VeriSign's technology.

  Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in reduced funds being available to purchase and implement the Company's digital certificate and PKI solutions.

 Contingency Plans

  With the assistance of an independent consulting firm, the Company was provided with a Year 2000 project plan template. Of its Year 2000 recommendations, beyond those already identified through the Company's internal review, no additional work was required. The Company has not yet developed a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. However, the Company has a comprehensive business resumption plan in the event of a failure to the system and/or network infrastructure at its primary location. Upon completion of testing and implementation activities, the Company will be able to assess the additional areas requiring contingency planning and expects to institute appropriate contingency planning at that time. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

                                            SEPTEMBER 30, DECEMBER 31,
                                                1998          1997     CHANGE
                                            ------------- ------------ ------
                                                 (DOLLARS IN THOUSANDS)
     Cash, cash equivalents and short-term
      investments..........................    $42,468      $12,893     229%
     Working capital.......................    $33,299      $ 6,160     441%
     Stockholders' equity..................    $42,356      $13,541     213%

  Prior to its initial public offering, the Company financed its operations primarily through private sales of equity securities raising approximately $51.1 million. The Company's initial public offering, which closed in February 1998, yielded net proceeds of approximately $43.7 million. The Company's cash, cash equivalents and short-term investments, consisting principally of municipal bonds, auction rate certificate securities, United States government and government agency securities, and asset-backed securities, increased $29.6 million or 29% during the first nine months of 1998. All of the Company's cash equivalents and short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value. The unrealized gains and losses have been immaterial to date.

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

  The Company has had significant negative cash flows from operating activities in each fiscal period to date, primarily as a result of the Company's net losses. Net cash used in operating activities during the first nine months of 1998 was $10.8 million as compared to $11.3 million during the first nine months of 1997. The decrease was primarily the result of an increase in both deferred revenue and accrued liabilities, offset in part by increases in the Company's net loss and receivables.

  On July 6, 1998, the Company issued approximately 1,666,000 shares of its common stock in exchange for all of the outstanding common stock of SecureIT, a provider of Internet security products and services. The business combination was accounted for as a pooling-of-interests combination, and the Company incurred approximately $3.6 million for direct and other merger-related costs pertaining to the merger transaction and certain stock-based compensation charges.

  Net cash used in investing activities in the first nine months of 1998 was $20.0 million as compared with $13.8 in the first nine months of 1997. Cash of $3.5 million was used for capital expenditures in the first nine months of 1998 for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. The Company has planned capital expenditures for the remainder of 1998 of approximately $1.0 million to $2.0 for computer systems for development, sales and marketing, product support and administrative staff. Also during the first nine months of 1998, the Company purchased net short-term investments totaling $16.4 million. The Company's principal commitments as of September 30, 1998 consisted of obligations under noncancelable operating leases.

  Net cash provided by financing activities in the first nine months of 1998 was $44.0 million as compared to $1.8 million in the first nine months of 1997. The increase was primarily attributable to the $43.8 million in net proceeds from the Company's initial public offering.

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

PART II--OTHER INFORMATION

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

  During the nine months ended September 30, 1998, the Company used approximately $10.8 million of the net proceeds from the Company's initial public offering to fund operating expenses, the transaction charges related to the acquisition of SecureIT and increase working capital and $3.5 million to purchase and install computers and peripheral equipment. The remaining $29.5 million has been invested in short-term, interest-bearing, investment grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

   EXHIBIT
   NUMBER  EXHIBIT TITLE
   ------- -------------
    27.01  Financial Data Schedule (available in EDGAR format only)

(b) Reports on Form 8-K

     ITEM
   REPORTED         ITEM DESCRIPTION         FINANCIAL STATEMENTS FILED DATE OF REPORT
   --------         ----------------         -------------------------- --------------
   Item 2.  Acquisition or Disposition of               None             July 6, 1998
            Assets

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VeriSign, Inc.

                                                  /s/ Stratton D. Sclavos
Date: November 13, 1998                   By: _________________________________
                                                    Stratton D. Sclavos
                                               President and Chief Executive
                                                          Officer


Date: November 13, 1998                              /s/ Dana L. Evan
                                          By: _________________________________
                                                       Dana L. Evan
                                               Vice President of Finance and
                                                      Administration
                                                and Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                             SUMMARY OF TRADEMARKS

  The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

TRADEMARKS

  Digital Document Signer(TM)
  SecureIT(TM)
  VeriSign Logo
  VeriSign is a registered trademark exclusively licensed to VeriSign, Inc.

SERVICE MARKS

  Authentic Site(SM)
  Digital ID(SM)
  Digital ID Center(SM)
  Electronic Credentials for the Internet(SM)
  Global Trust Network(SM)
  NetSure(SM) Protection Plan
  The Sign of Trust on the Internet(SM)
  The Sign of Trust on the Net(SM)
  VeriSign OnSite(SM)
  VeriSign Trust Network(SM)
  VeriSign V-Commerce(SM)
  WebPass(SM) ID
  WorldTrust(SM) Services
  WorldTrust(SM) Architecture

  All other brand or product names are trademarks or registered trademarks of their respective holders.