Form 10-Q
period 1999-03-31
VERISIGN INC/CA
filed 1999-05-13
CIK 1014473

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                      COMMISSION FILE NUMBER:  000-23593

                                VERISIGN, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                        94-3221585
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1350 CHARLESTON ROAD, MOUNTAIN VIEW, CA                     94043-1331
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (650) 961-7500

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                              ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Shares Outstanding
                  Class                      April 30, 1999
                  -----                      --------------
     Common stock, $.001 par value             25,060,832
================================================================================

                               TABLE OF CONTENTS

                                                                              Page
                                                                              ----
                        PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................   3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................   9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........  21

                          PART II -- OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds..........................  22

Item 6.    Exhibits and Reports on Form 8-K...................................  22

Signatures....................................................................  23

Summary of Trademarks.........................................................  24

                                    EXHIBIT

Exhibit 27.01  Financial Data Schedule (available in EDGAR format only)

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements included under this item are as follows:

                                                      SEQUENTIALLY
                                                        NUMBERED
          Financial Statement Description                 PAGE
----------------------------------------------------  ------------
Consolidated Balance Sheets
As of March 31, 1999 and December 31, 1998..........             4
Consolidated Statements of Operations
For the Three Months Ended March 31, 1999 and 1998..             5
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1999 and 1998..             6
Notes to Consolidated Financial Statements..........             7

                        VERISIGN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            MARCH 31,   DECEMBER 31,
                                                               1999         1998
                                                            ----------  -------------
                    ASSETS
Current assets:
 Cash and cash equivalents................................   $108,949       $ 22,786
 Short-term investments...................................     48,334         18,959
 Accounts receivable......................................     13,217          9,769
 Prepaid expenses and other current assets................      4,422          2,174
                                                             --------       --------
   Total current assets...................................    174,922         53,688
Property and equipment, net...............................     10,467          9,234
Other assets, net.........................................      3,577          1,373
                                                             --------       --------
                                                             $188,966       $ 64,295
                                                             ========       ========
                    Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable.........................................   $  6,094       $  5,472
 Accrued liabilities......................................      3,915          4,035
 Deferred revenue.........................................     15,997         13,096
                                                             --------       --------
   Total current liabilities..............................     26,006         22,603
                                                             --------       --------
Minority interest in subsidiary...........................        714            964
                                                             --------       --------
Commitments
Stockholders' equity:
 Preferred stock, $.001 par value;
  5,000,000 shares authorized; none issued................         --             --
 Common stock, $.001 par value;
  Authorized: 50,000,000 shares;
  Issued and outstanding: 24,999,328 shares in 1999 and
  23,086,692 shares in 1998...............................         25             23
 Additional paid-in capital...............................    215,980         92,797
 Notes receivable from stockholders.......................       (109)          (409)
 Deferred compensation....................................       (250)          (276)
 Accumulated deficit......................................    (53,400)       (51,407)
                                                             --------       --------
   Total stockholders' equity.............................    162,246         40,728
                                                             --------       --------
                                                             $188,966       $ 64,295
                                                             ========       ========

          See accompanying Notes to Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended March 31,
                                               ------------------------------
                                                    1999            1998
                                               --------------  --------------
Revenues.....................................        $15,582         $ 6,662
                                                     -------         -------
Costs and expenses:
 Cost of revenues............................          6,601           4,020
 Sales and marketing.........................          7,515           4,720
 Research and development....................          2,988           1,671
 General and administrative..................          1,907           1,735
                                                     -------         -------
  Total costs and expenses...................         19,011          12,146
                                                     -------         -------
  Operating loss.............................         (3,429)         (5,484)
Other income.................................          1,186             392
                                                     -------         -------
  Loss before minority interest..............         (2,243)         (5,092)
Minority interest in net loss of subsidiary..            250             389
                                                     -------         -------
  Net loss...................................        $(1,993)        $(4,703)
                                                     =======         =======
Basic and diluted net loss per share.........          $(.08)          $(.27)
                                                     =======         =======

Shares used in per share computation.........         23,938          17,253
                                                     =======         =======

          See accompanying Notes to Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       Three Months Ended March 31,
                                                      ------------------------------
                                                           1999            1998
                                                      ---------------  -------------
Cash flows from operating activities:
 Net loss...........................................        $ (1,993)      $ (4,703)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.....................           1,097            896
  Minority interest in net loss of subsidiary.......            (250)          (389)
  Stock-based compensation..........................              26             26
  Loss on disposal of property and equipment........              65             --
  Changes in operating assets and liabilities:
   Accounts receivable..............................          (3,448)        (2,491)
   Prepaid expenses and other current assets........          (2,248)          (263)
   Accounts payable.................................             622           (929)
   Accrued liabilities..............................            (120)         1,257
   Deferred revenue.................................           2,901          1,767
                                                            --------       --------
   Net cash used in operating activities............          (3,348)        (4,829)
                                                            --------       --------
Cash flows from investing activities:
 Purchases of short-term investments................         (40,081)       (36,563)
 Maturities and sales of short-term investments.....          10,706          7,471
 Purchases of property and equipment................          (2,344)        (1,126)
 Other assets.......................................          (2,255)           (22)
                                                            --------       --------
   Net cash used in investing activities............         (33,974)       (30,240)
                                                            --------       --------
Cash flows from financing activities:
 Collections on notes receivable from stockholders..             300             --
 Net proceeds from issuance of common stock.........         123,185         43,930
                                                            --------       --------
   Net cash provided by financing activities........         123,485         43,930
                                                            --------       --------
Net change in cash and cash equivalents.............          86,163          8,861
Cash and cash equivalents at beginning of period....          22,786          4,942
                                                            --------       --------
Cash and cash equivalents at end of period..........        $108,949       $ 13,803
                                                            ========       ========

          See accompanying Notes to Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

  The accompanying interim unaudited consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. at March 31, 1999, and the results of operations and cash flows for the interim periods ended March 31, 1999 and 1998.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of VeriSign's results of operations, financial position and cash flows. We filed audited consolidated financial statements that included all information and footnotes necessary for a complete presentation for each of the years in the three-year period ended December 31, 1998 in our 1998 Annual Report on Form 10-K.

  The results of operations for any interim period are not necessarily indicative of our results of operations for any other future interim period or for a full fiscal year.

(2)  STOCKHOLDERS' EQUITY

  In January 1999, VeriSign sold an additional 1,597,500 shares of its common stock to the public for net proceeds of approximately $121.4 million, after underwriting discounts and commissions and expenses of the offering.

  On March 31, 1999, VeriSign announced a two-for-one stock split for stockholders of record on May 14, 1999. This stock split is contingent upon stockholder approval of an increase in the number of authorized shares of common stock at the 1999 Annual Meeting of Stockholders to be held on May 27, 1999, therefore, the stock split has not been reflected in the March 31, 1999 financial statements.

(3)  NET LOSS PER SHARE

  Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and dilutive common stock equivalent shares outstanding during the period. Antidilutive common equivalent shares excluded from diluted net loss per share for the three months ended March 31, 1999 and 1998 consisted of options to purchase shares of common stock and shares subject to repurchase of 4,715,771 and 3,412,667 with a weighted-average exercise price of $20.37 and $2.68, respectively.

(4)  COMPREHENSIVE INCOME

  Comprehensive income includes all changes in equity during a period except those resulting from the issuance of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss for the three months ended March 31, 1999 and 1998.

                        VERISIGN, INC. AND SUBSIDIARIES

(5)  SEGMENT INFORMATION

  VeriSign operates in the United States, Europe and Japan and derives substantially all of its revenues from sales of Internet trust services. There have been no significant changes in our operating segments or in the geographic location of our long-lived assets since December 31, 1998.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because VeriSign currently holds no derivative instruments and does not engage in hedging activities, we expect that the adoption of SFAS No. 133 will have no material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending December 31, 2000.

  In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the year ending December 31, 1999. We are evaluating the provisions of SOP No. 98-9 and we have not yet determined what impact, if any, SOP No. 98-9 will have on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion in conjunction with the interim unaudited consolidated financial statements and notes thereto.

  Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, mix of revenues and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 1999 and our Annual Report on Form 10-K, which was filed on February 22, 1999. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

  VeriSign is the leading provider of Internet trust services needed by websites, enterprises and individuals to conduct trusted and secure electronic commerce and communications over IP networks. We have established strategic relationships with industry leaders, including AT&T, BT, Checkpoint Technologies, Cisco, Microsoft, Netscape, Network Associates, Network Solutions, RSA, Security Dynamics and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We have used our secure online infrastructure to sell approximately 125,000 of our website digital certificates to date. In addition, we have issued over 3.6 million of our digital certificates for individuals. We believe that we have issued more digital certificates than any other company in the world. Our website digital certificate services are used by over 400 of the Fortune 500 companies and all of the top 40 electronic commerce websites listed by Media Metrix, an independent market research firm. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted service infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners. Since its introduction in November 1997, we have sold over 400 OnSite service solutions to enterprises including Bank of America, Barclays, Hewlett-Packard, the Internal Revenue Service, Kodak, Southwest Securities, Sumitomo Bank, Texas Instruments and US West.

  We have derived substantially all of our revenues to date from fees for services rendered in connection with deploying Internet trust services. Revenues from these trust services consist of fees for the issuance of digital certificates, fees for digital certificate software modules and fees for consulting, training, support and maintenance services. We defer revenues from the sale or renewal of digital certificates and recognize these revenues ratably over the life of the digital certificate, generally 12 months. We recognize revenues from the sale of digital certificate software modules to distributors and affiliates upon delivery of the software and signing of an agreement, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant production, modification or customization of the software. We recognize revenues from consulting and training services using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements. We recognize revenues ratably over the term of the agreement for support and maintenance services.

  We market our Internet trust services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, systems integrators and our affiliates. A significant portion of our revenues to date has been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the U.S. and abroad, and to continue to expand our other distribution channels.

  In connection with the formation of VeriSign Japan, we licensed certain technology and contributed other assets to VeriSign Japan. Subsequent to its formation, additional investors purchased minority interests in VeriSign Japan. As of March 31, 1999, we owned 50.5% of the outstanding capital stock of VeriSign Japan. Accordingly, our consolidated financial statements include the accounts of VeriSign Japan and our consolidated statements of operations reflect the minority shareholders' share of the net losses of VeriSign Japan.

  We have experienced substantial net losses in each fiscal period since our inception. As of March 31, 1999, we had an accumulated deficit of $53.4 million. These net losses and accumulated deficit resulted from our lack of substantial revenues and the significant costs incurred in the development and sale of our Internet trust services and in the establishment and deployment of our technology, infrastructure and practices. We intend to increase our expenditures in all areas in order to execute our business plan. As a result, we expect to incur substantial additional losses. Although our revenues have grown in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We may never achieve profitability or, if we do, we may not be able to sustain it. A more complete description of these and other risks relating to our business is set forth under the caption "Factors That May Affect Future Results of Operations."


Results of Operations
  Revenues

                                      1999       1998      CHANGE
                                      ----       ----      ------
                                        (DOLLARS IN THOUSANDS)
   First quarter period:
     Revenues ....................  $15,582    $6,662      134%

  Revenues increased significantly in the first quarter of 1999 from the first quarter of 1998 primarily due to increased sales of our Internet trust services, particularly our website digital certificates and VeriSign OnSite services, the expansion of our international affiliate network and delivery of more training and services.

  No customer accounted for 10% or more of revenues during the first quarter of 1999 or 1998. Revenues of VeriSign Japan and revenues from other international customers accounted for 22% of total revenues in the first quarter of 1999 and 10% of revenues in the first quarter of 1998.

  Costs and Expenses
   Cost of revenues

                                      1999       1998      CHANGE
                                      ----       ----      ------
                                       (DOLLARS IN THOUSANDS)
   First quarter period:
     Cost of revenues .............  $6,601    $4,020       64%

  Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, customer support and training, consulting and development services and costs of facilities and computer equipment used in these activities. Cost of revenues also includes fees paid to third parties to verify certificate applicants' identities, insurance premiums for our service warranty plan and errors and omission insurance, and the cost of software resold to customers.

  Growth of revenues was the primary cause of the increase in cost of revenues in the first quarter of 1999 from the first quarter of 1998. We hired more employees to support the growing demand for our products and to support the growth of our security consulting and training activities. The cost of insurance premiums for our service warranty plan increased because of greater volume. In addition, we incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program and increased expenses related to the cost of software products resold to customers as part of network security solution implementations.

  Certain of our services require greater initial personnel involvement and therefore have higher costs than other types of services. As a result, we anticipate that cost of revenues will vary in future periods depending on the mix of services sold.

   Sales and marketing
                                           1999           1998        CHANGE
                                        ----------     ----------   ----------
                                                (DOLLARS IN THOUSANDS)
   First quarter period:
     Sales and marketing..............    $7,515         $4,720         59%

     Percentage of revenues...........        48%            71%

  Sales and marketing expenses consist primarily of costs related to sales, marketing and practices and external affairs. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs.

  Sales and marketing expenses increased in the first quarter of 1999 from the first quarter of 1998 as a result of the continued growth of our direct sales force and the expansion of our efforts, particularly in lead and demand generation activities. The establishment of international sales offices in Europe and Canada during the second half of 1998 also contributed to the increase in these expenses. Sales and marketing expenses as a percentage of revenues decreased from the first quarter of 1998 to the first quarter of 1999 primarily due to the increase in recurring revenue from existing customers, which tend to have lower acquisition costs associated with them.

  We anticipate that sales and marketing expenses will continue to increase in absolute dollars as we expand our direct sales force and increase our marketing and demand generation activities both in the U.S. and abroad.

   Research and development
                                           1999           1998        CHANGE
                                        ----------     ----------   ---------
                                                (DOLLARS IN THOUSANDS)
   First quarter period:
     Research and development.........    $2,988         $1,671         79%
     Percentage of revenues...........
                                              19%            25%

  Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

  Research and development expenses increased in absolute dollars in the first quarter of 1999 from the first quarter of 1998 as we invested in the design, testing and deployment of, and technical support for, our expanded Internet trust service offerings and technology. The increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. During 1999, we continued to make significant investments in development of all of our services. The decrease in research and development expenses as a percentage of revenues from the first quarter of 1998 to the first quarter of 1999 is primarily due to the fact that revenues increased faster than research and development expenses.

  We believe that timely development of new and enhanced Internet trust services and technology are necessary to remain competitive in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses will continue to increase in absolute dollars. To date, we have expensed all research and development expenditures as incurred.

   General and administrative
                                              1999         1998      CHANGE
                                            --------     -------   ---------
                                                  (DOLLARS IN THOUSANDS)
   First quarter period:
     General and administrative..........     $1,907      $1,735       10%
     Percentage of revenues..............         12%         26%

  General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, finance and human relations personnel, facilities and computer and communications equipment, support services and professional services fees.

  Our expenses increased in the first quarter of 1999 compared to the first quarter of 1998 due primarily to increased staffing levels required to manage and support our expanded operations, the implementation of additional management information systems and related procedures, and the expansion of our corporate headquarters. The decrease in general and administrative expenses as a percentage of revenues from the first quarter of 1998 to the first quarter of 1999 is primarily due to the fact that revenues increased faster than general and administrative expenses as we begin to experience economies of scale on our corporate infrastructure.

  We expect to continue to invest in a more comprehensive executive and administrative infrastructure. As a result, we anticipate that general and administrative expenses will continue to increase in absolute dollars.

   Other Income
                                          1999           1998         CHANGE
                                        ---------     ---------     ---------
                                                (DOLLARS IN THOUSANDS)
   First quarter period:
     Other income.....................    $1,186        $ 392          203%
     Percentage of revenues...........         8%           6%

  Other income consists primarily of interest earned on our cash, cash equivalents and short-term investments, less interest expense on bank borrowings of VeriSign Japan and the effect of foreign currency transaction gains and losses.

  During January 1999, we sold 1,597,500 shares of our common stock in a follow-on public offering. After deducting underwriting discounts and commissions and offering expenses, proceeds from the offering were approximately $121.4 million. The increase in other income in the first quarter of 1999 compared to the first quarter of 1998 is primarily due to a significantly higher average cash and short-term investment base in the 1999 period arising from this sale of shares of our common stock. The increase in other income was slightly reduced by increases in certain foreign withholding taxes and state franchise taxes.

  Provision for Income Taxes

  We have not recorded any provision for federal and California income taxes because we have experienced net losses since inception. As of December 31, 1998, we had federal net operating loss carryforwards of approximately $52.3 million and California net operating loss carryforwards of approximately $46.5 million. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2018 and the state net operating loss carryforwards will expire in 2003. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of an ownership change. We do not anticipate that any material limitation exists on our ability to use our carryforwards and credits. We have provided a full valuation allowance on our deferred tax assets because of the uncertainty regarding their realization.

  Minority Interest in Net Loss of Subsidiary

  Minority interest in the net loss of VeriSign Japan was $250,000 in the first quarter of 1999 and $389,000 in the first quarter of 1998. The decrease from the first quarter of 1998 to the first quarter of 1999 was primarily due to VeriSign Japan's increased revenue as compared to the prior year. VeriSign Japan is still in the early stage of operations and, therefore, we expect that the minority interest in net loss of subsidiary will continue to fluctuate in future periods.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  We have a limited operating history.

  VeriSign was incorporated in April 1995, and we began introducing our Internet trust services in June 1995. Accordingly, we have only a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets. Our success will depend on many factors, including, but not limited to, the following:

  . the rate and timing of the growth and use of IP networks for electronic commerce and communications;
  . the extent to which digital certificates are used for electronic commerce and communications;
  . the continued evolution of electronic commerce as a viable means of conducting business;
  .  the demand for our Internet trust services;
  .  competition levels;
  . the perceived security of electronic commerce and communications over IP networks;
  . the perceived security of our services, technology, infrastructure and practices; and
  . our continued ability to maintain our current, and enter into additional, strategic relationships.

  To address these risks we must, among other things:

  . successfully market our Internet trust services and our digital certificates to our new and existing customers;
  .  attract, integrate, train, retain and motivate qualified personnel;
  .  respond to competitive developments;
  . successfully introduce new Internet trust services; and . successfully introduce enhancements to our existing Internet trust services to address new technologies and standards.

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

  Our Market is New and Evolving.

  We target our Internet trust services at the market for trusted and secure electronic commerce and communications over IP networks. This is a new and rapidly evolving market that may not continue to grow. Accordingly, the demand for our Internet trust services is very uncertain. Even if the market for electronic commerce and communications over IP networks grows, our Internet trust services may not be widely accepted. The factors that may affect the level of market acceptance of digital certificates and, consequently, our Internet trust services, include the following:

  . market acceptance of products and services based upon authentication technologies other than those we use;
  . public perception of the security of digital certificates and IP networks; . the ability of the Internet infrastructure to accommodate increased levels of usage; and
  . government regulations affecting electronic commerce and communications over IP networks.

  Even if digital certificates achieve market acceptance, our Internet trust services may fail to address the market's requirements adequately. If digital certificates do not achieve market acceptance in a timely manner and sustain acceptance, or if our Internet trust services in particular do not achieve or sustain market acceptance, our business would be materially harmed.

  System Interruptions and Security Breaches Could Harm our Business.

  We depend on the uninterrupted operation of our secure data centers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, areas susceptible to earthquakes. Any damage or failure that causes interruptions in our secure data centers and our other computer and communications systems could materially harm our business. In addition, our ability to issue digital certificates depends on the efficient operation of the Internet connections from customers to our secure data centers. These connections depend upon efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

  Our success also depends upon the scalability of our systems. Our systems have not been tested at the volumes that may be required in the future. Thus, it is possible that a substantial increase in demand for our Internet trust services could cause interruptions in our systems. Any interruptions could adversely affect our ability to deliver our Internet trust services and therefore could materially harm our business.

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

  We retain certain confidential customer information in our secure data centers. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address these problems. Any physical or electronic break-ins or other security breaches or compromises of the information stored at our secure data centers might jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In this event, we could face significant liability and customers could be reluctant to use our Internet trust services. This type of occurrence could also result in adverse publicity and therefore adversely affect the market's perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

  We Must Manage our Growth and Expansion.

  Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. VeriSign has grown from 26 employees at December 31, 1995 to 336 employees at March 31, 1999. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. We expanded our operations by acquiring SecureIT during 1998. To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could materially harm our business.

  We Must Establish and Maintain Strategic Relationships.

  One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we failed to do so, we would have to devote substantially more resources to the distribution, sale and marketing of our Internet trust services than we would otherwise need to do. Furthermore, as a result of our emphasis on these relationships, our success in them will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of certain of these parties to market our Internet trust services successfully. Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our Internet trust services could materially harm our business.

  Our existing strategic relationships do not, and any future strategic relationships may not, afford VeriSign any exclusive marketing or distribution rights. In addition, the other parties may not view their relationships with us as significant for their own businesses. Therefore, they could reduce their commitment to VeriSign at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services either on their own or in collaboration with others, including our competitors. If we are unable to maintain our strategic relationships or enter into additional strategic relationships, our business could be materially harmed.

  Certain of our Internet trust services have lengthy sales and implementation cycles.

  We market many of our Internet trust services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our Internet trust services can be lengthy. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

  Our International Operations are Subject to Certain Risks.

  Revenues of VeriSign Japan and revenues from other international affiliates and customers accounted for approximately 22% of our revenues in the first quarter of 1999 and 14% of our revenues for the full year of 1998. We intend to expand our international operations and international sales and marketing activities. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our Internet trust services and in developing international distribution or operating relationships. We may not succeed in expanding our Internet trust service offerings into international markets. Any of these failures could harm our business. In addition, there are certain risks inherent in doing business on an international basis, including, among others:

  .  regulatory requirements;
  .  legal uncertainty regarding liability;
  . export and import restrictions on cryptographic technology and products incorporating that technology;
  .  tariffs and other trade barriers;
  .  difficulties in staffing and managing foreign operations;
  .  longer sales and payment cycles;
  .  problems in collecting accounts receivable;
  .  difficulties in authenticating customer information;
  .  political instability;
  . seasonal reductions in business activity; and . potentially adverse tax consequences.

  We have licensed to certain international affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet trust services. The VeriSign Processing Center platform provides these affiliates with the knowledge and technology to offer Internet trust services similar to those offered by VeriSign. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and be perceived by the marketplace to be secure. Although we provide our affiliates with training in security and trust practices, network management and customer service and support, these practices are performed by our affiliates and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market's perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. See "--System interruptions and security breaches could harm our business."

  All of our international revenues from sources other than VeriSign Japan are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations.

  Acquisitions Could Harm our Business.

  We may acquire additional businesses, technologies, product lines or service offerings in the future. Acquisitions involve a number of risks including, among others:

  . the difficulty of assimilating the operations and personnel of the acquired businesses;
  .  the potential disruption of our business;
  . our inability to integrate, train, retain and motivate key personnel of the acquired businesses;
  .  the diversion of our management from our day-to-day operations;
  . our inability to incorporate acquired technologies successfully into our Internet trust services;
  . the additional expenses associated with completing acquisitions and amortizing any acquired intangible assets;
  . the potential impairment of relationships with our employees, customers and strategic partners; and
  . the inability to maintain uniform standards, controls, procedures and policies.

  If we are unable to successfully address any of these risks, our business could be materially harmed.


YEAR 2000 ISSUES

  Background of Year 2000 Issues

  Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. This situation could result in system failures or miscalculations causing disruptions of operations of any business, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these "Year 2000" requirements.

  State of Readiness

  Our business depends on the operation of numerous systems that could potentially be affected by Year 2000 related problems. The systems include: hardware and software systems used to deliver our Internet trust services, including our proprietary software systems as well as software supplied by third parties; communications networks such as the Internet and private intranets; the internal systems of our customers and suppliers; digital certificates and software products sold to customers; the computer and communications hardware and software systems we use internally to manage our business; and non-information technology systems and services we use to manage our business, such as telephone systems and building systems.

  Based on an analysis of all systems potentially affected by conducting business in the year 2000 and beyond, we are applying a phased approach to making these systems, and accordingly our operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in progress include: an assessment of specific underlying computer systems, programs and/or hardware; remediation or replacement of Year 2000 non-compliant technology; validation and testing of technologically compliant Year 2000 solutions; and implementation of the Year 2000 compliant systems. The table below provides the status and timing of these phased activities.

                                                                                                Targeted
   Impacted Systems                                          Status                          Implementation
-----------------------------------  ------------------------------------------------------  --------------
Internet trust services sold to      Digital certificates tested and available for customer
   customers.......................  trial.................................................    Completed

Non-information technology           Systems upgraded or replaced as appropriate,
   systems and services............  testing and implementation completed..................    Completed

Hardware and software systems        Assessment completed, remediation underway,
   used to deliver services........  conducting validation and testing.....................     Q2 1999

Communication networks used          Assessment completed, conducting validation
   to provide services.............  and testing...........................................     Q2 1999

Operability with internal systems    Assessment completed, conducting validation
   of customers and suppliers......  and testing...........................................     Q2 1999

Hardware and software systems
   used to manage VeriSign's         Assessment completed, remediation underway,
   business........................  conducting validation and testing.....................     Q3 1999

  As a trusted third-party certificate authority providing, among other services, digital certificates and related life cycle services, we depend on the hardware and software products from third parties used to deliver these Internet trust services. Inoperability of these products due to Year 2000 issues could harm our business. We have completed our assessment of the underlying systems and hardware. Certain components have been replaced and we are conducting validation and testing.

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

  We do not believe that future expenditures to upgrade internal systems and applications will materially harm our business. In addition, while we do not know the potential costs of redeployment of personnel and any delays in implementing other projects, we anticipate the costs to be immaterial and we expect minimal adverse impact to our business.

  Risks of the Year 2000 Issues

  We believe our digital certificates and Internet trust services are Year 2000 compliant; however, success of our Year 2000 compliance efforts may depend on the success of our customers in dealing with Year 2000 issues. We sell our Internet trust services to companies in a variety of industries, each with different issues and Year 2000 compliance challenges. Customer difficulties with Year 2000 issues could interfere with the use of Year 2000 compliant digital certificates, which might require us to devote additional resources to resolve underlying problems. If problems exist within our digital certificate technology as it relates to customers' management systems and applications, our business, financial condition and results of operations could be materially harmed. This risk is minimized by our current offering of Year 2000 compliant test digital certificates that can validate the Year 2000 operation of customer applications and systems. However, there is no method to determine which customers will validate their applications and systems for Year 2000 compliance with our technology.

  Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in fewer funds being available to purchase and implement our Internet trust services.

  Contingency Plans

  With the assistance of an independent consulting firm, we developed a Year 2000 project plan template. This template suggested no additional work beyond what we had internally identified. During the second and third quarters of 1999, we will develop a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. However, we have a comprehensive business resumption plan in the event of a failure of our digital certificate services delivered from our secure data centers. Upon completion of testing and implementation activities, we will be able to assess additional areas requiring contingency. Any failure to address any unforeseen Year 2000 issue could harm our business.


LIQUIDITY AND CAPITAL RESOURCES

                                   March 31,  December 31,
                                     1999         1998      CHANGE
                                   ---------  ------------  -------
                                        (DOLLARS IN THOUSANDS)
Cash, cash equivalents and
 short-term investments..........   $157,283       $41,745     277%

Working capital..................   $148,916       $31,085     379%

Stockholders' equity.............   $162,246       $40,728     298%

  Prior to our initial public offering, we financed our operations primarily through private sales of equity securities, raising approximately $46.1 million. Our initial public offering, which completed in January 1998, yielded net proceeds of approximately $43.7 million. In January 1999, we sold an additional 1,597,500 shares of common stock to the public for net proceeds of approximately $121.4 million. At March 31, 1999, our principal source of liquidity was $157.3 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds.

  We have had significant negative cash flows from operating activities in each period to date. Net cash used in operating activities was $3.3 million in the first quarter of 1999 and $4.8 million in the first quarter of 1998. Net cash used in operating activities in the first quarter of 1999 was primarily the result of the $2.0 million net loss and increases in accounts receivable and prepaid expenses which were partially offset by increases in accounts payable and deferred revenue. Net cash used in operating activities in the first quarter of 1998 was primarily the result of the $4.7 million net loss, the increase in accounts receivable and the decrease in accounts payable which were partially offset by the increases in accrued liabilities and deferred revenue.

  Net cash used in investing activities was $34.0 million in the first quarter of 1999 compared to $30.2 million in the first quarter of 1998. Net cash used in investing activities in these periods was primarily the result of net purchases of short-term investments of $29.4 million in the first quarter of 1999 and $29.1 million in the first quarter of 1998. Capital expenditures for property and equipment totaled $2.3 million in the first quarter of 1999 and $1.1 million in the first quarter of 1998. Our planned capital expenditures for the full year of 1999 are approximately $5 million to $7 million, primarily for computer and communications equipment and leasehold improvements. As of March 31, 1999, we also had commitments under noncancelable operating leases for our facilities for various terms through 2005.

  Net cash provided by financing activities was $123.5 million in the first quarter of 1999, virtually all from the sale of additional common stock to the public. In the first quarter of 1998, net cash provided by financing activities was $43.9 million, derived virtually all from our initial public offering.

  We believe our existing cash, cash equivalents and short-term investments, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. However, at some time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms attractive to us, or at all. If we have to enter into strategic relationships to raise additional funds we might be required to relinquish rights to certain of our technologies. Our failure to raise capital when needed could materially harm our business. If additional funds are raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.


RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because VeriSign currently holds no derivative instruments and does not engage in hedging activities, we expect that the adoption of SFAS No. 133 will have no material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending December 31, 2000.

  In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the year ending December 31, 1999. We are evaluating the provisions of SOP No. 98-9 and we have not yet determined what impact, if any, SOP No. 98-9 will have on our financial position, results of operations or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

  The primary objective of VeriSign's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of March 31, 1999, 80% of our investments had maturity dates within one year.

  The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 1999. This table does not include money market funds because these funds are not subject to market risk.

                                                 MATURING IN
                                           -----------------------
                                             ONE YEAR      OVER               FAIR
                                             OR LESS     ONE YEAR    TOTAL    VALUE
                                           ------------  ---------  -------  -------
  Included in cash and cash equivalents..      $98,499     None     $98,499  $98,499
   Weighted-average interest rate........         4.90%

  Included in short-term investments.....      $38,774     $9,560   $48,334  $48,334
   Weighted-average interest rates.......         4.98%      5.49%

EXCHANGE RATE SENSITIVITY

  VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. Our recently established subsidiary in Sweden has not had significant operations to date. All revenues derived from our European affiliates are denominated in U.S. dollars and, therefore, are not subject to exchange rate fluctuations.

  Both the revenues and expenses of our majority-owned subsidiary in Japan are denominated in Japanese yen. This serves as a natural hedge since even though an unfavorable change in the exchange rate of the Japanese yen against the U.S. dollar results in lower revenues when the subsidiary's revenues are translated to U.S. dollars, operating expenses will also be lower.

  Because of our minimal exposure to foreign currencies, we have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds.

  In January 1998, VeriSign completed the initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Hambrecht & Quist LLC and Wessels, Arnold & Henderson L.L.C. We realized net proceeds from the offering of approximately $43.7 million after deducting the underwriting discounts and commissions and expenses of the offering. Through March 31, 1999, we used approximately $14.9 million of the net proceeds from the offering to fund operating expenses, the transaction charges related to the acquisition of SecureIT and increase working capital and approximately $6.7 million to purchase and install computers and peripheral equipment and leasehold improvements. The remaining $22.1 million has been invested in short-term, interest-bearing, investment grade securities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

         Exhibit
         Number                      Exhibit Title
         ------     ------------------------------------------------------------
          27.01     Financial Data Schedule (available in EDGAR format only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended March 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VERISIGN, INC.



Date:  May 12, 1999           By:  /s/  Stratton D. Sclavos
                                 -------------------------------
                                     Stratton D. Sclavos
                                          President
                                             and
                                    Chief Executive Officer
                                 (Principal Executive Officer)



Date:  May 12, 1999           By:  /s/  Dana L. Evan
                                 -------------------------------
                                       Dana L. Evan
                                 Executive Vice President of
                               Finance and Administration and
                                    Chief Financial Officer
                                   (Principal Financial and
                                      Accounting Officer)

                             SUMMARY OF TRADEMARKS

  The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

TRADEMARKS
  SecureIT(TM)
  VeriSign Logo
  VeriSign is a registered trademark exclusively licensed to VeriSign, Inc.

SERVICE MARKS
  Digital ID(SM)
  Digital ID Center(SM)
  NetSure(SM) Protection Plan
  VeriSign OnSite(SM)
  VeriSign Trust Network(SM)
  VeriSign V-Commerce(SM)
  WebPass(SM) ID
  WorldTrust(SM)

  All other brand or product names are trademarks or registered trademarks of their respective holders.