Form 10-Q
period 1999-06-30
VERISIGN INC/CA
filed 1999-08-10
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                 TO

COMMISSION FILE NUMBER: 000-23593

VERISIGN, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3221585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1350 CHARLESTON ROAD, MOUNTAIN VIEW, CA	94043-1331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 961-7500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES   ☑          NO   ☐

         Indicate the number of shares outstanding of each of the issuer’ s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 1999
Common stock, $.001 par value	50,638,071

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements included under this item are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 1999	December 31, 1998
Assets
Current assets:
Cash and cash equivalents	$92,206	$22,786
Short-term investments	62,454	18,959
Accounts receivable, net	16,460	9,769
Prepaid expenses and other current assets	4,801	2,174

Total current assets	175,921	53,688
Property and equipment, net	9,860	9,234
Other assets, net	10,974	1,373

	$196,755	$64,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 7,406	$ 5,472
Accrued liabilities	4,433	4,035
Deferred revenue	20,225	13,096

Total current liabilities	32,064	22,603

Minority interest in subsidiary	536	964

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; Authorized: 200,000,000 shares; Issued and outstanding: 50,421,756 shares in 1999 and 46,173,384 shares in 1998	50	46
Additional paid-in capital	217,881	92,774
Notes receivable from stockholders	—	(409)
Deferred compensation	(224)	(276)
Accumulated deficit	(53,552)	(51,407)

Total stockholders’ equity	164,155	40,728

	$196,755	$64,295

See accompanying Notes to Consolidated Financial Statements
VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Revenues	$18,736	$8,552	$34,318	$15,214

Costs and expenses:
Cost of revenues	7,373	4,257	13,974	8,277
Sales and marketing	8,148	5,612	15,663	10,332
Research and development	3,085	2,019	6,073	3,690
General and administrative	2,073	2,434	3,980	4,169

Total costs and expenses	20,679	14,322	39,690	26,468

Operating loss	(1,943)	(5,770)	(5,372)	(11,254)
Other income	1,613	657	2,799	1,049

Loss before minority interest	(330)	(5,113)	(2,573)	(10,205)
Minority interest in net loss of subsidiary	178	324	428	713

Net loss	$(152)	$(4,789)	$(2,145)	$(9,492)

Basic and diluted net loss per share	$(.00)	$(.11)	$(.04)	$(.24)

Shares used in per share computations	49,559	43,546	49,093	39,063

See accompanying Notes to Consolidated Financial Statements
VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	1999	1998
Cash flows from operating activities:
Net loss	$(2,145)	$(9,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,362	1,785
Minority interest in net loss of subsidiary	(428)	(713)
Stock-based compensation	52	216
Loss on disposal of property and equipment	337	—
Changes in operating assets and liabilities:
Accounts receivable	(6,691)	(2,934)
Prepaid expenses and other current assets	(2,627)	(398)
Accounts payable	1,934	24
Accrued liabilities	398	1,888
Deferred revenue	7,129	3,043

Net cash provided by (used in) operating activities	321	(6,581)

Cash flows from investing activities:
Purchases of short-term investments	(79,592)	(33,722)
Maturities and sales of short-term investments	36,097	18,679
Purchase of long-term investment	(7,521)	—
Purchases of property and equipment	(3,049)	(2,481)
Other assets	(2,356)	(14)

Net cash used in investing activities	(56,421)	(17,538)

Cash flows from financing activities:
Collections on notes receivable from stockholders	409	61
Subchapter S distributions by SecureIT, Inc.	—	(199)
Net proceeds from issuance of common stock	125,111	44,047

Net cash provided by financing activities	125,520	43,909

Net change in cash and cash equivalents	69,420	19,790
Cash and cash equivalents at beginning of period	22,786	4,942

Cash and cash equivalents at end of period	$92,206	$24,732

See accompanying Notes to Consolidated Financial Statements
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

        The accompanying interim unaudited consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. at June 30, 1999, and the results of operations and cash flows for the interim periods ended June 30, 1999 and 1998.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of VeriSign’s results of operations, financial position and cash flows. We filed audited consolidated financial statements that included all information and footnotes necessary for a complete presentation for each of the years in the three-year period ended December 31, 1998 in our 1998 Annual Report on Form 10-K. The consolidated financial statements for the period ended June 30, 1998 have been restated to reflect the July 1998 acquisition of SecureIT, Inc., which was accounted for as a pooling-of-interests.

        The results of operations for any interim period are not necessarily indicative of our results of operations for any other future interim period or for a full fiscal year.

(2)    Stockholders ’ Equity

        In January 1999, VeriSign sold an additional 3,195,000 shares of its common stock to the public for net proceeds of approximately $121.4 million, after underwriting discounts and commissions and expenses of the offering.

        On May 28, 1999, VeriSign completed a two-for-one stock split in the form of a stock dividend for stockholders of record on May 14, 1999. On May 27, 1999, VeriSign’s stockholders approved an increase in the number of authorized shares of common stock which was required to effect the stock split. All share numbers in these consolidated financial statements and notes thereto for all periods presented have been retroactively restated to reflect the two-for-one stock split.

(3)    Net Loss per Share

        Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and dilutive common stock equivalent shares outstanding during the period. Antidilutive common equivalent shares excluded from diluted net loss per share for the three months ended June 30, 1999 and 1998 consisted of options to purchase shares of common stock and shares subject to repurchase of 9,176,608 and 6,818,078 with a weighted-average exercise price of $14.30 and $1.57, respectively. Antidilutive common equivalent shares excluded from diluted net loss per share for the six months ended June 30, 1999 and 1998 consisted of options to purchase shares of common stock and shares subject to repurchase of 9,176,608 and 6,818,078 with a weighted-average exercise price of $12.14 and $1.42, respectively.

(4)    Comprehensive Income

         Comprehensive income includes all changes in equity during a period except those resulting from the issuance of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss for the three and six months ended June 30, 1999 and 1998.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(5)    Segment Information

         VeriSign operates in the United States, Europe and Japan and derives substantially all of its revenues from sales of Internet trust services. There have been no significant changes in our operating segments or in the geographic location of our long-lived assets since December 31, 1998.

(6)    Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because VeriSign currently holds no derivative instruments and does not engage in hedging activities, we expect that the adoption of SFAS No. 133 will have no material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending December 31, 2001.

        In December 1998, the AICPA issued SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” SOP No. 98-9 requires recognition of revenue using the “residual method” in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the year ending December 31, 1999. We expect that the adoption of SOP No. 98-9 will not have a material impact on our financial position, results of operations or cash flows.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with the interim unaudited consolidated financial statements and related notes.

         Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, mix of revenues and plans for addressing Year 2000 issues. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 1999 and our Annual Report on Form 10-K, which was filed on February 22, 1999. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

         VeriSign is the leading provider of Internet trust services needed by websites, enterprises and individuals to conduct trusted and secure electronic commerce and communications over IP networks. We have established strategic relationships with industry leaders, including AT&T, BT, Checkpoint Technologies, Cisco, Microsoft, Netscape, Network Associates, Network Solutions, RSA, Security Dynamics and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We have used our secure online infrastructure to sell over 150,000 of our website digital certificates to date. In addition, we have issued over 3.8 million of our digital certificates for individuals. We believe that we have issued more digital certificates than any other company in the world. All Fortune 500 companies with a web presence use our website digital certificate services as well as all of the top 40 electronic commerce websites listed by Media Metrix, an Internet measurement firm. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners. Since its introduction in November 1997, we have sold over 500 OnSite service solutions to enterprises including Bank of America, Barclays, Hewlett-Packard, the Internal Revenue Service, Kodak, Southwest Securities, Sumitomo Bank, Texas Instruments and US West. We have also begun to build an international network of affiliates who provide our trust services under a licensed co-branding relationship using our proprietary technology and business practices. We currently have affiliate relationships with 14 organizations including Arabtrust in the Middle East, BT in the United Kingdom, CertiSur in Argentina, Certplus of France, HiTrust of Taiwan, KPN Telecom of The Netherlands, Mandic in Brazil, Roccade of Netherlands, and the South African Certificate Agency in South Africa.

        We have derived substantially all of our revenues to date from fees for services rendered in connection with deploying Internet trust services. Revenues from these trust services consist of fees for the issuance of digital certificates, fees for digital certificate service provisioning, fees for affiliate technology and business process licensing and fees for consulting, training, support and maintenance services. Each of these sources of revenue follow different revenue recognition methods. We defer revenues from the sale or renewal of digital certificates and recognize these revenues ratably over the life of the digital certificate, generally 12 months. We defer revenues from the sale of our OnSite managed services and recognize these revenues ratably over the annual term. We recognize revenues from the sale of digital certificate technology and business process licensing to affiliates upon delivery of the technology and signing of an agreement, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant production, modification or customization of the software. We recognize revenues from consulting and training services using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements. We recognize revenues ratably over the term of the agreement for support and maintenance services.

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

        In connection with the formation of VeriSign Japan, we licensed technology and contributed other assets to VeriSign Japan. Subsequent to its formation, additional investors purchased minority interests in VeriSign Japan. As of June 30, 1999, we owned 50.5% of the outstanding capital stock of VeriSign Japan. Accordingly, our consolidated financial statements include the accounts of VeriSign Japan and our consolidated statements of operations reflect the minority shareholders’ share of the net losses of VeriSign Japan.

        We have experienced substantial net losses in each fiscal period since our inception. As of June 30, 1999, we had an accumulated deficit of $53.6 million. These net losses and accumulated deficit resulted from the significant costs incurred in the development and sale of our Internet trust services and in the establishment and deployment of our technology, infrastructure and practices. Although our revenues have grown in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We may never achieve profitability or, if we do, we may not be able to sustain it. A more complete description of these and other risks relating to our business is set forth under the caption “ Factors That May Affect Future Results of Operations.”

Results of Operations

    Revenues

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Revenues	$18,736	$8,552	119%
Six-month period:
Revenues	$34,318	$15,214	126%

         Revenues increased significantly from the prior year primarily due to increased sales of our Internet trust services, particularly our website digital certificates and VeriSign OnSite services, the expansion of our international affiliate network and delivery of more training and services.

        No customer accounted for 10% or more of revenues during the three months or six months ended June 30, 1999 or 1998. Revenues of VeriSign Japan and revenues from international customers accounted for 27% and 10% of total revenues in the second quarter of 1999 and 1998 and 24% and 10% of revenues in the first six months of 1999 and 1998, respectively.

    Costs and Expenses

         Cost of revenues

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Cost of revenues	$7,373	$4,257	73%
Percentage of revenues	39%	50%
Six-month period:
Cost of revenues	$13,974	$8,277	69%
Percentage of revenues	41%	54%

        Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, customer support and training, consulting and development services and costs of facilities and computer equipment used in these activities. Cost of revenues also includes fees paid to third parties to verify certificate applicants’ identities, insurance premiums for our service warranty plan and errors and omission insurance and the cost of software resold to customers.

         Growth of revenues was the primary cause of the increase in cost of revenues from 1998 to 1999. We hired more employees to support the growth of demand for our products during the period and to support the growth of our security consulting and training activities. The cost of insurance premiums for our service warranty plan increased because of greater certificate volume. In addition, we incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program and increased expenses related to the cost of software products resold to customers as part of network security solution implementations.

        Cost of revenues as a percentage of revenue decreased from 1998 to 1999 primarily due to the overall increase in revenues, the continued experience of economies of scale on our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process.

         Certain of our services require greater initial personnel involvement and therefore have higher costs than other types of services. As a result, we anticipate that cost of revenues will vary in future periods depending on the mix of services sold.

    Sales and marketing

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Sales and marketing	$8,148	$5,612	45%
Percentage of revenues	43%	66%
Six-month period:
Sales and marketing	$15,663	$10,332	52%
Percentage of revenues	46%	68%

        Sales and marketing expenses consist primarily of costs related to sales, marketing, practices and external affair activities. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs.

        Sales and marketing expenses increased from 1998 to 1999 as a result of the continued growth of our direct sales force and the expansion of our marketing efforts, particularly in lead and demand generation activities. The establishment of international sales offices in Europe during the second half of 1998 also contributed to the increase in these expenses. Sales and marketing expenses as a percentage of revenues decreased from 1998 to 1999 primarily due to the increase in recurring revenue from existing customers, which tend to have lower acquisition costs associated with them, the increase in the productivity of the direct sales force, and the increase in the effectiveness of the lead and demand generation activities.

        We anticipate that sales and marketing expenses will continue to increase in absolute dollars as we expand our direct sales force and increase our marketing and demand generation activities both in the United States and abroad.

    Research and development

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Research and development	$3,085	$2,019	53%
Percentage of revenues	16%	24%
Six-month period:
Research and development	$6,073	$3,690	65%
Percentage of revenues	18%	24%

         Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

         Research and development expenses increased in absolute dollars in the second quarter of 1999 from the second quarter of 1998 as we invested in the design, testing and deployment of, and technical support for, our expanded Internet trust service offerings and technology. The increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. During 1999, we continued to make significant investments in development of all of our services. The decrease in research and development expenses as a percentage of revenues from 1998 to 1999 is primarily due to the fact that revenues increased faster than research and development expenses.

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

    General and administrative

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
General and administrative	$2,073	$2,434	(15)%
Percentage of revenues	11%	28%
Six-month period:
General and administrative	$3,980	$4,169	(5)%
Percentage of revenues	12%	27%

         General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, finance and human relations personnel, facilities and computer and communications equipment, support services and professional services fees.

        Our expenses decreased from 1998 to 1999 primarily due to a higher usage of outside legal and accounting services during the second quarter of 1998. The decrease in general and administrative expenses as a percentage of revenues from 1998 to 1999 is primarily due to the fact that revenues increased faster than general and administrative expenses as we begin to experience economies of scale on our corporate infrastructure.

        We expect to continue to invest in a more comprehensive executive and administrative infrastructure. As a result, we anticipate that general and administrative expenses will increase in absolute dollars.

    Other Income

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Other income	$1,613	$657	146%
Percentage of revenues	9%	8%
Six-month period:
Other income	$2,799	$1,049	167%
Percentage of revenues	8%	7%

        Other income consists primarily of interest earned on our cash, cash equivalents and short-term investments and the net effect of foreign currency transaction gains and losses.

        The increase in other income in 1999 compared to 1998 is primarily due to a significantly higher average cash and short-term investment base in the 1999 period. This increase in the investment base was a result of the cash generated from our follow-on public offering of 3,195,000 shares of our common stock during January 1999. After deducting underwriting discounts and commissions and offering expenses, proceeds from the follow-on offering were approximately $121.4 million. The increase in other income was slightly offset by increases in certain foreign withholding taxes and state franchise taxes and the loss on disposal of property and equipment.

    Provision for Income Taxes

        We have not recorded any provision for federal and California income taxes because we have experienced net losses since inception. As of December 31, 1998, we had federal net operating loss carryforwards of approximately $52.3 million and California net operating loss carryforwards of approximately $46.5 million. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2018 and the state net operating loss carryforwards will expire in 2003. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of an ownership change. We do not anticipate that any material limitation exists on our ability to use our carryforwards and credits. We have provided a full valuation allowance on our deferred tax assets because of the uncertainty regarding their realization.

    Minority Interest in Net Loss of Subsidiary

         Minority interest in the net loss of VeriSign Japan was $178,000 in the second quarter of 1999 and $324,000 in the second quarter of 1998. During the first six months of 1999, the minority interest in the net loss of VeriSign Japan was $428,000 compared to $713,000 during the first six months of 1998. The decrease from 1999 to 1998 was primarily due to VeriSign Japan’s increased revenue as compared to the prior year. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net loss of subsidiary will continue to fluctuate in future periods.

Factors That May Affect Future Results of Operations

    We have a limited operating history.

         VeriSign was incorporated in April 1995, and we began introducing our Internet trust services in June 1995. Accordingly, we have only a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets. Our success will depend on many factors, including, but not limited to, the following:

•	the rate and timing of the growth and use of IP networks for electronic commerce and communications;

•	the extent to which digital certificates are used for electronic commerce and communications;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the demand for our Internet trust services;

•	competition levels;

•	the perceived security of electronic commerce and communications over IP networks;

•	the perceived security of our services, technology, infrastructure and practices; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

        To address these risks we must, among other things:

•	successfully market our Internet trust services and our digital certificates to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new Internet trust services; and

•	successfully introduce enhancements to our existing Internet trust services to address new technologies and standards.

        We cannot be certain that we will successfully address any of these risks.

    Our business depends on the adoption of IP networks .

        To date, many businesses and consumers have been deterred from utilizing IP networks for a number of reasons, including, but not limited to:

•	potentially inadequate development of network infrastructure;

•	security concerns including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

•	inconsistent quality of service;

•	lack of availability of cost-effective, high-speed service;

•	limited numbers of local access points for corporate users;

•	inability to integrate business applications on IP networks;

•	the need to operate with multiple and frequently incompatible products; and

•	a lack of tools to simplify access to and use of IP networks.

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

        We target our Internet trust services at the market for trusted and secure electronic commerce and communications over IP networks. This is a new and rapidly evolving market that may not continue to grow. Accordingly, the demand for our Internet trust services is very uncertain. Even if the market for electronic commerce and communications over IP networks grows, our Internet trust services may not be widely accepted. The factors that may affect the level of market acceptance of digital certificates and, consequently, our Internet trust services, include the following:

•	market acceptance of products and services based upon authentication technologies other than those we use;

•	public perception of the security of digital certificates and IP networks;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting electronic commerce and communications over IP networks.

        Even if digital certificates achieve market acceptance, our Internet trust services may fail to address the market’s requirements adequately. If digital certificates do not achieve market acceptance in a timely manner and sustain acceptance, or if our Internet trust services in particular do not achieve or sustain market acceptance, our business would be materially harmed.

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

        We retain certain confidential customer information in our secure data centers. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address these problems. Any physical or electronic break-ins or other security breaches or compromises of the information stored at our secure data centers might jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In this event, we could face significant liability and customers could be reluctant to use our Internet trust services. This type of occurrence could also result in adverse publicity and therefore adversely affect the market’ s perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

    We must manage our growth and expansion.

        Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. VeriSign has grown from 26 employees at December 31, 1995 to 364 employees at June 30, 1999. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. We also expanded our operations by acquiring SecureIT during 1998. To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could materially harm our business.

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

        We market many of our Internet trust services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our Internet trust services can be lengthy. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

    Our international operations are subject to certain risks.

         Revenues of VeriSign Japan and revenues from other international affiliates and customers accounted for approximately 24% of our revenues in the first half of 1999 and 14% of our revenues for the full year of 1998. We intend to expand our international operations and international sales and marketing activities. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our Internet trust services and in developing international distribution or operating relationships. We may not succeed in expanding our Internet trust service offerings into international markets. Any of these failures could harm our business. In addition, there are certain risks inherent in doing business on an international basis, including, among others:

•	regulatory requirements;

•	legal uncertainty regarding liability;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	difficulties in authenticating customer information;

•	political instability;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

        We have licensed to certain international affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet trust services. The VeriSign Processing Center platform provides these affiliates with the knowledge and technology to offer Internet trust services similar to those offered by VeriSign. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and be perceived by the marketplace to be secure. Although we provide our affiliates with training in security and trust practices, network management and customer service and support, these practices are performed by our affiliates and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market’s perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. See “—System interruptions and security breaches could harm our business.”

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

        We may acquire additional businesses, technologies, product lines or service offerings in the future. Acquisitions involve a number of risks including, among others:

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential disruption of our business;

•	our inability to integrate, train, retain and motivate key personnel of the acquired businesses;

•	the diversion of our management from our day-to-day operations;

•	our inability to incorporate acquired technologies successfully into our Internet trust services;

•	the additional expenses associated with completing acquisitions and amortizing any acquired intangible assets;

•	the potential impairment of relationships with our employees, customers and strategic partners; and

•	the inability to maintain uniform standards, controls, procedures and policies.

        If we are unable to successfully address any of these risks, our business could be materially harmed.

Year 2000 Compliance

    Background of Year 2000 Issues

        Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. This situation could result in system failures or miscalculations causing disruptions of operations of any business, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies’ software and computer systems may need to be upgraded or replaced to comply with these “Year 2000” requirements.

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

Impacted Systems	Status	Targeted Implementation
Internet trust services sold to customers	Digital certificates tested and available for customer trial	Completed

Non-information technology systems and services	Systems upgraded or replaced as appropriate, testing and implementation completed	Completed

Hardware and software systems used to deliver services	Systems upgraded or replaced as appropriate, testing and implementation completed	Completed

Communication networks used to provide services	Systems upgraded or replaced as appropriate, testing and implementation completed	Completed

Operability with internal systems of customers and suppliers	Systems upgraded or replaced as appropriate, testing and implementation completed	Completed

Hardware and software systems used to manage VeriSign’s business	Systems upgraded or replaced as appropriate, testing and implementation completed	Completed

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

    Costs to Address Year 2000 Issues

        We expect that costs directly related to Year 2000 issues will not exceed approximately $500,000 for both costs incurred to date and future costs, including cases where non-compliant information technology systems have been or need to be replaced. We would have incurred the replacement cost of non-information technology systems regardless of the Year 2000 issue due to technological obsolescence and/or our growth. We have and will continue to expense all costs arising from Year 2000 issues, funding them from working capital.

        We do not believe that future expenditures to upgrade internal systems and applications will materially harm our business. In addition, while we do not know the potential costs of redeployment of personnel and any delays in implementing other projects, we anticipate the costs to be immaterial and we expect minimal adverse impact to our business.

    Risks of the Year 2000 Issues

        We believe our digital certificates and Internet trust services are Year 2000 compliant; however, success of our Year 2000 compliance efforts may depend on the success of our customers in dealing with Year 2000 issues. We provide our Internet trust services to companies in a variety of industries, each with different issues and Year 2000 compliance challenges. Customer difficulties with Year 2000 issues could interfere with the use of Year 2000 compliant digital certificates, which might require us to devote additional resources to resolve underlying problems. If problems exist within our digital certificate technology as it relates to customers’ management information systems, business applications or productivity tools, our business, financial condition and results of operations could be materially harmed. This risk is minimized by our current offering of Year 2000 compliant test digital certificates that can validate the Year 2000 operation of customer applications and systems. However, there is no method to determine which customers will validate their applications and systems for Year 2000 compliance with our technology.

         Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in fewer funds being available to purchase and implement our Internet trust services.

    Contingency Plans

        We are developing a Year 2000 contingency plan in conjunction with organizing a Year 2000 Team for January 1st and 2nd, of the Year 2000 “rollover weekend”. The Year 2000 Team consists of representatives from each department who are responsible for identifying any potential internal or external problems that may occur during rollover weekend. Both internal and external vulnerabilities will be assessed and solutions will be discussed and agreed upon. This document will be used during rollover weekend as a guidebook, should problems occur. During the third and fourth quarters of 1999, we will develop a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. However, we have a comprehensive disaster recovery plan in the event of a failure of our digital certificate services delivered from our secure data centers. Any failure to address any unforeseen Year 2000 issue could harm our business.

Liquidity and Capital Resources

	June 30, 1999	December 31, 1998	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$154,660	$41,745	270%
Working capital	$143,857	$31,085	363%
Stockholders’ equity	$164,155	$40,728	303%

        Prior to our initial public offering, we financed our operations primarily through private sales of equity securities, raising approximately $46.1 million. Our initial public offering, which completed in January 1998, yielded net proceeds of approximately $43.7 million. In January 1999, we sold an additional 1,597,500 shares of common stock to the public for net proceeds of approximately $121.4 million. At June 30, 1999, our principal source of liquidity was $154.7 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds.

        Net cash provided by operating activities was $321,000 in the first half of 1999 compared to net cash used in operating activities of $6.6 million in the first half of 1998. Net cash provided by operating activities in the first half of 1999 was primarily the result of increases in deferred revenue and accounts payable and the $2.4 million reconciling adjustment for depreciation which were partially offset by the $2.1 million net loss and increases in accounts receivable and prepaid expenses. Net cash used in operating activities in the first half of 1998 was primarily the result of the $9.5 million net loss and the increase in accounts receivable, which were partially offset by the increases in accrued liabilities and deferred revenue.

        Net cash used in investing activities was $56.4 million in the first half of 1999 compared to $17.5 million in the first half of 1998. Net cash used in investing activities in these periods was primarily the result of net purchases of short-term investments of $43.5 million in the first half of 1999 and $15.0 million in the first half of 1998. Capital expenditures for property and equipment totaled $3.0 million in the first half of 1999 and $2.5 million in the first half of 1998. Our planned capital expenditures for the full year of 1999 are approximately $5 million to $7 million, primarily for computer and communications equipment and leasehold improvements. During April 1999, VeriSign invested approximately $7.5 million in a privately-held company. As of June 30, 1999, we also had commitments under noncancelable operating leases for our facilities for various terms through 2005.

        Net cash provided by financing activities was $125.5 million in the first half of 1999, virtually all from the sale of additional common stock to the public. In the first half of 1998, net cash provided by financing activities was $43.9 million, derived virtually all from our initial public offering.

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

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because VeriSign currently holds no derivative instruments and does not engage in hedging activities, we expect that the adoption of SFAS No. 133 will have no material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending December 31, 2001.

        In December 1998, the AICPA issued SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” SOP No. 98-9 requires recognition of revenue using the “residual method” in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the year ending December 31, 1999. We expect that the adoption of SOP No. 98-9 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

        The primary objective of VeriSign’s investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of June 30, 1999, 71% of our investments had maturity dates within one year.

        The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 1999. This table does not include money market funds because these funds are not subject to market risk.

	Maturing In
	One Year or Less	Over One Year	Total	Fair Value
Included in cash and cash equivalents	$73,286	None	$73,286	$73,286
Weighted-average interest rate	5.08%

Included in short-term investments	$22,455	$39,999	$62,454	$62,454
Weighted-average interest rates	5.20%	5.52%

Exchange rate sensitivity

         VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. Our recently established subsidiary in Sweden has not had significant operations to date. All revenues derived from our European affiliates are denominated in U.S. dollars and, therefore, are not subject to exchange rate fluctuations.

        Both the revenues and expenses of our majority-owned subsidiary in Japan are denominated in Japanese yen. This serves as a natural hedge since even though an unfavorable change in the exchange rate of the Japanese yen against the U.S. dollar results in lower revenues when the subsidiary’s revenues are translated to U.S. dollars, operating expenses will also be lower.

         Because of our minimal exposure to foreign currencies, we have not engaged in any hedging transactions to date.

PART II—OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds.

        In January 1998, VeriSign completed the initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Hambrecht & Quist LLC and Wessels, Arnold & Henderson L.L.C. We realized net proceeds from the offering of approximately $43.7 million after deducting the underwriting discounts and commissions and expenses of the offering. Through June 30, 1999, we used approximately $14.9 million of the net proceeds from the offering to fund operating expenses, the transaction charges related to the acquisition of SecureIT and to increase working capital. Approximately $7.4 million of the net proceeds was used to purchase and install computers and peripheral equipment and leasehold improvements and approximately $7.5 million was used to invest in a privately-held company. The remaining $13.9 million has been invested in short-term, interest-bearing, investment grade securities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 1999 Annual Meeting of Stockholders was held on May 27, 1999 at our corporate offices, located at 1350 Charleston Road, Mountain View, California. Five proposals were voted on at the meeting. The results of each proposal are as follows.

         Proposal No. 1 to elect two (2) Class I directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2002 was approved by the stockholders. The nominees received the following votes:

	For	Withheld
Stratton D. Sclavos	21,729,766	32,498
Timothy Tomlinson	21,733,625	28,639

         Incumbent Class II directors Kevin R. Compton and David J. Cowan are currently serving for a term expiring at the Annual Meeting of Stockholders in 2000. Incumbent Class III directors D. James Bidzos and William Chenevich are currently serving for a term expiring at the Annual Meeting of Stockholders in 2001.

         Proposal No. 2 to approve an amendment to VeriSign’s 1998 Equity Incentive Plan to increase the number of shares reserved and authorized for issuance by 2,000,000 shares was approved by the stockholders. The proposal received the following votes:

For:	12,205,817
Against:	5,884,818
Abstain:	12,962

         Proposal No. 3 to approve an amendment to VeriSign’s 1998 Employee Stock Purchase Plan to increase the number of shares issuable by an aggregate of 250,000 shares was approved by the stockholders. The proposal received the following votes:

For:	17,897,991
Against:	192,207
Abstain:	13,399

         Proposal No. 4 to approve an amendment to VeriSign’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 was approved by the stockholders. The proposal received the following votes:

For:	21,433,135
Against:	274,079
Abstain:	55,050

        In addition, in Proposal No. 5 stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ending December 31, 1999. This proposal received the following votes:

For:	21,747,722
Against:	3,853
Abstain:	10,689

         Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders. Abstentions had the same effect as a vote against a proposal, for Proposals No. 2, 3, 4, and 5. Broker non-votes had the same effect as a vote against the proposal, for Proposal No. 4.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.01	Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant	S-8	7/15/99	4.03

10.01	Registrant’s 1998 Equity Incentive Plan	S-8	7/15/99	4.04

10.02	Registrant’s 1998 Employee Stock Purchase Plan	S-8	7/15/99	4.05

10.03	Form of Non-Plan Stock Option for options granted to certain non-executive officer employees	S-8	7/15/99	4.06

27.01	Financial Data Schedule (available in EDGAR format only)				X

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed in the quarter ended June 30, 1999.
SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN , INC.

Da te: August 10, 1999	By: /s/ STRATTON D. SCLAVOS
Stratton D. Sclavos President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 1999	By: /s/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

24

SUMMARY OF TRADEMARKS

        The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

Trademarks

SecureIT™
VeriSign Logo
VeriSign is a registered trademark exclusively licensed to VeriSign, Inc.

Service Marks

Digital ID SM
Digital ID Center SM
Go Secure! SM
NetSure SM Protection Plan
VeriSign OnSite SM
VeriSign Trust Network SM
VeriSign V-Commerce SM
WebPass SM ID
WorldTrust SM

        All other brand or product names are trademarks or registered trademarks of their respective holders.