Form 10-Q
period 1999-09-30
VERISIGN INC/CA
filed 1999-11-15
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-23593

VERISIGN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3221585 (I.R.S. Employer Identification No.)

1350 Charleston Road, Mountain View, CA (Address of principal executive offices)	94043-1331 (Zip Code)

Registrant’s telephone number, including area code: (650) 961-7500

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

           Indicate the number of shares outstanding of each of the issuer ’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 1999
Common stock, $.001 par value	51,254,868

TABLE OF CONTENTS
Page

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Summary of Trademarks	26

EXHIBIT

Exhibit 27.01 Financial Data Schedule (available in EDGAR format only)

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The consolidated financial statements included under this item are as follows:

Financial Statement Description	Sequentially Numbered Page
Consolidated Balance Sheets
As of September 30, 1999 and December 31, 1998	4

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 1999 and 1998	5

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998	6

Notes to Consolidated Financial Statements	7

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 1999	December 31, 1998
Assets
Current assets:
Cash and cash equivalents	$ 69,458	$ 22,786
Short-term investments	90,634	18,959
Accounts receivable, net	20,033	9,769
Prepaid expenses and other current assets	4,807	2,174

Total current assets	184,932	53,688
Property and equipment, net	9,810	9,234
Long-term investments	45,576	436
Other assets, net	2,703	937

	$ 243,021	$ 64,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 6,369	$ 5,472
Accrued liabilities	4,379	4,035
Deferred revenue	25,273	13,096

Total current liabilities	36,021	22,603

Minority interest in subsidiary	242	964

Commitments
Stockholders ’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value;
Authorized: 200,000,000 shares;
Issued and outstanding: 51,210,758 shares in 1999 and 46,173,384 shares in 1998	51	46
Additional paid-in capital	223,870	92,774
Notes receivable from stockholders	—	(409)
Deferred compensation	(199)	(276)
Accumulated other comprehensive income	35,021	—
Accumulated deficit	(51,985)	(51,407)

Total stockholders’ equity	206,758	40,728

	$ 243,021	$ 64,295

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues	$22,782	$10,505	$57,100	$ 25,719

Costs and expenses:
Cost of revenues	8,405	5,190	22,379	13,467
Sales and marketing	8,829	6,117	24,492	16,449
Research and development	3,405	2,552	9,478	6,242
General and administrative	2,142	1,673	6,122	5,842
Special charges	—	3,555	—	3,555

Total costs and expenses	22,781	19,087	62,471	45,555

Operating income (loss)	1	(8,582)	(5,371)	(19,836)
Other income	1,272	628	4,071	1,677

Income (loss) before minority interest	1,273	(7,954)	(1,300)	(18,159)
Minority interest in net loss of subsidiary	294	237	722	950

Net income (loss)	$ 1,567	$(7,717)	$ (578)	$(17,209)

Basic net income (loss) per share	$ 0.03	$ (0.17)	$ (0.01)	$ (0.41)

Shares used in basic net income (loss) per share computation	50,757	45,232	49,861	42,084

Diluted net income (loss) per share	$ 0.03	$ (0.17)	$ (0.01)	$ (0.41)

Shares used in diluted net income (loss) per share computation	57,599	45,232	49,861	42,084

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net loss	$ (578)	$(17,209)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,873	2,862
Minority interest in net loss of subsidiary	(722)	(950)
Stock-based compensation	77	2,248
Loss on disposal of property and equipment	362	40
Changes in operating assets and liabilities:
Accounts receivable	(10,264)	(5,080)
Prepaid expenses and other current assets	(2,633)	(1,357)
Accounts payable	897	2,001
Accrued liabilities	344	1,678
Deferred revenue	12,177	5,194

Net cash provided by (used in) operating activities	3,533	(10,573)

Cash flows from investing activities:
Purchases of short-term investments	(112,636)	(48,500)
Maturities and sales of short-term investments	40,961	32,085
Purchases of long-term investments	(10,119)	—
Purchases of property and equipment	(4,308)	(3,506)
Other assets	(2,269)	(122)

Net cash used in investing activities	(88,371)	(20,043)

Cash flows from financing activities:
Collections on notes receivable from stockholders	409	62
Subchapter S distributions by SecureIT, Inc.	—	(199)
Net proceeds from issuance of common stock	131,101	43,913

Net cash provided by financing activities	131,510	43,776

Net change in cash and cash equivalents	46,672	13,160
Cash and cash equivalents at beginning of period	22,786	4,942

Cash and cash equivalents at end of period	$ 69,458	$ 18,102

Noncash investing activity: Unrealized gain on long-term investments	$ 35,021	$ —

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

      The accompanying interim unaudited consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. at September 30, 1999, and the results of operations and cash flows for the interim periods ended September 30, 1999 and 1998.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of VeriSign’s results of operations, financial position and cash flows. We filed audited consolidated financial statements that included all information and footnotes necessary for a complete presentation for each of the years in the three-year period ended December 31, 1998 in our 1998 Annual Report on Form 10-K. The consolidated financial statements for the period ended September 30, 1998 have been restated to reflect the acquisition of SecureIT , Inc. which was accounted for as a pooling of interests.

     The results of operations for any interim period are not necessarily indicative of our results of operations for any other future interim period or for a full fiscal year.

(2)	Fair Values of Financial Instruments

     The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable approximate their respective fair values.

(3)	Stockholders’ Equity

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
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(4)	Net Income (Loss) per Share

           Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In thousands)
Shares used in basic net income (loss) per share computation	50,757	45,232	49,861	42,084
Effect of dilutive potential common shares	6,842	—	—	—

Shares used in diluted net income (loss) per share computation	57,599	45,232	49,861	42,084

Antidilutive common equivalent shares excluded from diluted net income (loss) per share for the three months ended September 30, 1999 consisted of options to purchase 26,841 shares of common stock with a weighted-average exercise price of $97.05 and in the three months ended September 30, 1998 consisted of options to purchase 4,443,578 shares with a weighted-average exercise price of $3.87. Antidilutive common equivalent shares excluded from diluted net loss per share for the nine months ended September 30, 1999 and 1998, consisted of options to purchase 9,324,575 shares of common stock with a weighted-average exercise price of $17.50 in the 1999 period, and options to purchase 4,559,844 shares of common stock with a weighted-average exercise price of $2.50 in the 1998 period.

(5) Comprehensive Income (Loss)
Comprehensive income consists of net income (loss) and other comprehensive income. The components of comprehensive income (loss) are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In thousands)
Net income (loss)	$ 1,567	$(7,717)	$ (578)	$(17,209)
Unrealized gain on investments	35,021	—	35,021	—

Comprehensive income (loss)	$36,588	$(7,717)	$34,443	$(17,209)

           Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

(6)	Segment Information

           VeriSign operates in the United States, Europe and Japan and derives substantially all of its revenues from sales of Internet trust services. There have been no significant changes in our operating segment or in the geographic location of our long-lived assets since December 31, 1998.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Recent Accounting Pronouncements

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

           In December 1998, the AICPA issued SOP No. 98-9, “ Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” SOP No. 98-9 requires recognition of revenue using the “residual method” in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. We expect that the adoption of SOP No. 98-9 will not have a material impact on our financial position, results of operations or cash flows.

(8)	Subsequent Event

             On November 11, 1999, VeriSign announced a two-for-one stock split for stockholders of record on November 22, 1999. This stock split has not been reflected in the September 30, 1999 financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

           You should read the following discussion in conjunction with the interim unaudited consolidated financial statements and related notes.

           Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and plans for addressing Year 2000 issues. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled “ Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we have filed or will file in 1999 and our Annual Report on Form 10-K, which was filed on February 22, 1999. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

           VeriSign is the leading provider of Internet trust services for websites, enterprises and individuals to conduct trusted and secure electronic commerce and communications over IP networks. We have established strategic relationships with industry leaders, including AT&T, BT, Checkpoint Technologies, Cisco, Microsoft, Netscape, Network Associates, Network Solutions, RSA Security and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We have used our secure online infrastructure to sell over 180,000 of our website digital certificates to date. In addition, we have issued over 3.9 million of our digital certificates for individuals. Our website certificates currently protect the websites of a predominant number of leading online merchants, global financial institutions, Fortune 500 companies and government agencies. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners. Since its introduction in November 1997, we have sold over 600 OnSite service solutions to enterprises including Bank of America, Barclays, Hewlett-Packard, the Internal Revenue Service, Kodak, Southwest Securities, Sumitomo Bank, Texas Instruments and US West. We have also begun to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. We currently have affiliate relationships with 18 organizations including Arabtrust in the Middle East, BT in the United Kingdom, CIBC of Canada, CertiSur of Argentina, Certplus of France, eSign of Australia, HiTrust of Taiwan, KPN Telecom of The Netherlands, Roccade of The Netherlands, the South African Certification Agency in South Africa, and VPN Tech of Canada.

           We have derived substantially all of our revenues to date from fees for services rendered in connection with deploying Internet trust services. Revenues from these trust services consist of fees for the issuance of digital certificates, fees for digital certificate service provisioning, fees for technology and business process licensing to affiliates and fees for consulting, implementation, training, support and maintenance services. Each of these sources of revenue has different revenue recognition methods. We defer revenues from the sale or renewal of digital certificates and recognize these revenues ratably over the life of the digital certificate, generally 12 months. We defer revenues from the sale of our OnSite managed services and recognize these revenues ratably over the term of the license, generally 12 months. We recognize revenues from the sale of digital certificate technology and business process licensing to affiliates upon delivery of the technology and signing of an agreement, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant production, modification or customization of the software. We recognize revenues from consulting and training services using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements. We recognize revenues ratably over the term of the agreement for support and maintenance services.

           We market our Internet trust services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, systems integrators and our international affiliates. A significant portion of our revenues to date has been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels.

           In connection with the formation of VeriSign Japan, we licensed technology and contributed other assets to VeriSign Japan. Subsequent to its formation, additional investors purchased minority interests in VeriSign Japan. As of September 30, 1999, we owned 50.5% of the outstanding capital stock of VeriSign Japan. Accordingly, our consolidated financial statements include the accounts of VeriSign Japan and our consolidated statements of operations reflect the minority shareholders’ share of the net losses of VeriSign Japan.

           We have experienced substantial net losses in each fiscal period since our inception. As of September 30, 1999, we had an accumulated deficit of $52.0 million. These net losses and accumulated deficit resulted from the significant costs incurred in the development and sale of our Internet trust services and in the establishment and deployment of our technology, infrastructure and practices. Although our revenues have grown in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. In addition, although we had a slight profit during the quarter ended September 30, 1999, we may not be able to sustain profitability on a quarterly or annual basis in the future. A more complete description of these and other risks relating to our business is set forth under the caption “Factors That May Affect Future Results of Operations.”

Results of Operations

Revenues

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Revenues	$22,782	$10,505	117%

Nine-month period:
Revenues	$57,100	$25,719	122%

           Revenues increased significantly from the prior year primarily due to increased sales of our Internet trust services, particularly our website digital certificates and VeriSign OnSite services, the expansion of our international affiliate network and delivery of more training and consulting services.

           No customer accounted for 10% or more of revenues during the three months or nine months ended September 30, 1999 or 1998. Revenues of VeriSign Japan and revenues from international customers accounted for 29% of total revenues in the third quarter of 1999, and 12% of total revenues in the third quarter of 1998. During the first nine months of 1999, revenues of VeriSign Japan and revenues from international customers accounted for 26% of total revenues, while during the same period in 1998 revenues of VeriSign Japan and revenues from international customers accounted for 11% of total revenues.

Costs and Expenses

Cost of revenues

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Cost of revenues	$ 8,405	$ 5,190	62%
Percentage of revenues	37%	49%

Nine-month period:
Cost of revenues	$22,379	$13,467	66%
Percentage of revenues	39%	52%

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

           Growth of revenues was the primary cause of the increase in cost of revenues from 1998 to 1999. We hired more employees to support the growth of demand for our products and services during the period and to support the growth of our security consulting and training activities. The cost of insurance premiums for our service warranty plan increased because of greater certificate volume. In addition, we incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program and increased expenses related to the cost of software products resold to customers as part of network security solution implementations.

           Cost of revenues as a percentage of revenue decreased from 1998 to 1999 primarily due to the overall increase in revenues, the continued experience of economies of scale on our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process.

           Certain of our services, such as implementation consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. As a result, we anticipate that cost of revenues will vary in future periods depending on the mix of services sold.

Sales and marketing

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Sales and marketing	$ 8,829	$ 6,117	44%
Percentage of revenues	39%	58%

Nine-month period:
Sales and marketing	$24,492	$16,449	49%
Percentage of revenues	43%	64%

           Sales and marketing expenses consist primarily of costs related to sales, marketing, practices and external affair activities. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs.

           Sales and marketing expenses increased from 1998 to 1999 as a result of the continued growth of our direct sales force and the expansion of our marketing efforts, particularly in lead and demand generation activities. The expansion of our international sales presence in Europe during the third quarter of 1999 also contributed to the increase in these expenses. Sales and marketing expenses as a percentage of revenues decreased from 1998 to 1999 primarily due to the increase in recurring revenue from existing customers, which tend to have lower acquisition costs associated with them, the increase in the productivity of the direct sales force, and the increase in the effectiveness of the marketing lead and demand generation activities.

           We anticipate that sales and marketing expenses will continue to increase in absolute dollars as we expand our direct sales force and increase our marketing and demand generation activities both in the United States and abroad.

Research and development

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Research and development	$3,405	$2,552	33%
Percentage of revenues	15%	24%

Nine-month period:
Research and development	$9,478	$6,242	52%
Percentage of revenues	17%	24%

           Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

           Research and development expenses increased in absolute dollars in the third quarter of 1999 from the third quarter of 1998 as we invested in the design, testing and deployment of, and technical support for, our expanded Internet trust service offerings and technology. The increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. During 1999, we continued to make significant investments in development of all of our services. The decrease in research and development expenses as a percentage of revenues from 1998 to 1999 is primarily due to the fact that revenues increased faster than research and development expenses.

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

General and administrative

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
General and administrative	$2,142	$1,673	28%
Percentage of revenues	9%	16%

Nine-month period:
General and administrative	$6,122	$5,842	5%
Percentage of revenues	11%	23%

           General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, finance and human relations personnel, facilities and computer and communications equipment, support services and professional services fees.

            Our expenses increased from 1998 to 1999 primarily due to increased staffing levels required to manage and support our expanded operations, the implementation of additional management information systems and related procedures, and the expansion of our corporate headquarters. The decrease in general and administrative expenses as a percentage of revenues from 1998 to 1999 is primarily due to the fact that revenues increased faster than general and administrative expenses as we begin to experience economies of scale on our corporate infrastructure.

           We expect to continue to invest in a more comprehensive executive and administrative infrastructure. As a result, we anticipate that general and administrative expenses will increase in absolute dollars.

Special charges

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Special charges	$—	$3,555	(100)%
Percentage of revenues	0%	34%

Nine-month period:
Special charges	$—	$3,555	(100)%
Percentage of revenues	0%	14%

           In connection with the acquisition of SecureIT, we recorded in the third quarter of 1998 a special charge to operating expenses for direct and other merger-related costs pertaining to the merger transaction and certain stock-based compensation charges of approximately $2.4 million and $1.2 million, respectively. Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, filing fees and other related charges. The stock-based compensation charges related to certain performance stock options held by Secure IT employees whose vesting accelerated upon a change of control.

Other Income

	1999	1998	Change
	(Dollars in thousands)
Three-month period:
Other income	$1,272	$ 628	103%
Percentage of revenues	6%	6%

Nine-month period:
Other income	$4,071	$1,677	143%
Percentage of revenues	7%	7%

           Other income consists primarily of interest earned on our cash, cash equivalents and short-term investments and the net effect of foreign currency transaction gains and losses. Other income also includes charges for any gains or losses on the disposal of property and equipment and other miscellaneous expenses.

           The increase in other income in 1999 compared to 1998 is primarily due to a significantly higher average cash and short-term investment base in the 1999 period. This increase in the investment base was a result of the cash generated from our follow-on public offering of 3,195,000 shares of our common stock during January 1999. After deducting underwriting discounts and commissions and offering expenses, proceeds from the follow-on offering were approximately $121.4 million. The increase in other income was slightly offset by the loss on disposal of property and equipment and other miscellaneous expenses.

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

Minority Interest in Net Loss of Subsidiary

           Minority interest in the net loss of VeriSign Japan was $294,000 in the third quarter of 1999 and $237,000 in the third quarter of 1998. During the first nine months of 1999, the minority interest in the net loss of VeriSign Japan was $722,000 compared to $950,000 during the first nine months of 1998. The increase from the third quarter of 1998 to the third quarter of 1999 was primarily due to VeriSign Japan’s higher operating losses as compared to the prior year. The decrease from the first nine months of 1999 to the first nine months of 1998 was primarily due to VeriSign Japan’s lower operating losses as compared to the prior year. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net loss of subsidiary will continue to fluctuate in future periods.

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

           Even if digital certificates achieve market acceptance, our Internet trust services may fail to address the market’s requirements adequately. If digital certificates do not achieve market acceptance in a timely manner and sustain acceptance, or if our Internet trust services in particular, do not achieve or sustain market acceptance, our business would be materially harmed.

System interruptions and security breaches could harm our business.

           We depend on the uninterrupted operation of our data centers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, areas susceptible to earthquakes. Any damage or failure that causes interruptions in our secure data centers and our other computer and communications systems could materially harm our business. In addition, our ability to issue digital certificates depends on the efficient operation of the Internet connections from customers to our secure data centers. These connections depend upon efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

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

           We retain certain confidential customer information in our secure data centers. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address these problems. Any physical or electronic break-ins or other security breaches or compromises of the information stored at our secure data centers might jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In this event, we could face significant liability and customers could be reluctant to use our Internet trust services. This type of occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

We must manage our growth and expansion.

           Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. VeriSign has grown from 26 employees at December 31, 1995 to 371 employees at September 30, 1999. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. We also expanded our operations by acquiring SecureIT during 1998. To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could materially harm our business.

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

           Revenues of VeriSign Japan and revenues from other international affiliates and customers accounted for approximately 26% of our revenues in the first nine months of 1999 and 14% of our revenues for the full year of 1998. We intend to expand our international operations and international sales and marketing activities. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our Internet trust services and in developing international distribution or operating relationships. We may not succeed in expanding our Internet trust service offerings into international markets. Any of these failures could harm our business. In addition, there are certain risks inherent in doing business on an international basis, including, among others:

•	regulatory requirements;

•	legal uncertainties;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	difficulties in authenticating customer information;

•	political instability;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

            We have licensed to certain international affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet trust services. The VeriSign Processing Center platform provides these affiliates with the knowledge and technology to offer Internet trust services similar to those offered by VeriSign. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and be perceived by the marketplace to be secure. Although we provide our affiliates with training in security and trust practices, network management and customer service and support, these practices are performed by our affiliates and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market’s perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. See “— System interruptions and security breaches could harm our business.”

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

           Based on an analysis of all systems potentially affected by conducting business in the year 2000 and beyond, we have applied a phased approach to making these systems, and accordingly our operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities has included: an assessment of specific underlying computer systems, programs and/or hardware; remediation or replacement of Year 2000 non-compliant technology; validation and testing of technologically compliant Year 2000 solutions; and implementation of the Year 2000 compliant systems. The table below provides the status and timing of the phased activities.

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

           As a trusted third-party certificate authority providing, among other services, digital certificates and related life cycle services, we depend on the hardware and software products from third parties used to deliver these Internet trust services. Inoperability of these products due to Year 2000 issues could harm our business. We have completed our assessment of our third-party vendors and have received their Year 2000 compliance statements.

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

Contingency Plans

           We have developed a Year 2000 contingency plan in conjunction with organizing a Year 2000 Team for the rollover weekend of January 1st and 2nd of the Year 2000. The Year 2000 Team consists of representatives from the engineering, production, and customer service departments who are responsible for responding to any potential internal or external problems that may occur during rollover weekend. This contingency plan document will be used during rollover weekend as a guidebook, should problems occur. We have a comprehensive disaster recovery plan that can be enabled in the event of a localized failure of our secure data centers. However, failure to address any unforeseen Year 2000 issues could harm our business.

Liquidity and Capital Resources

	September 30, 1999	December 31, 1998	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$160,092	$41,745	283%
Working capital	$148,911	$31,085	379%
Stockholders ’ equity	$206,758	$40,728	408%

           Prior to our initial public offering, we financed our operations primarily through private sales of equity securities, raising approximately $46.1 million. Our initial public offering, which we completed in January 1998, yielded net proceeds of approximately $43.7 million. In January 1999, we sold an additional 1,597,500 shares of common stock to the public for net proceeds of approximately $121.4 million. At September 30, 1999, our principal source of liquidity was $160.1 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds.

           Net cash provided by operating activities was $3.5 million in the first nine months of 1999 compared to net cash used in operating activities of $10.6 million in the first nine months of 1998. Net cash provided by operating activities in the first nine months of 1999 was primarily the result of increases in deferred revenue and accounts payable and the $3.9 million reconciling adjustment for depreciation and amortization which were partially offset by the $578,000 net loss and increases in accounts receivable and prepaid expenses. Net cash used in operating activities in the first nine months of 1998 was primarily the result of the $17.2 million net loss and the increase in accounts receivable and prepaid expenses, which were partially offset by the $2.2 million reconciling adjustment for stock-based compensation and the increases in accounts payable, accrued liabilities and deferred revenue.

           Net cash used in investing activities was $88.4 million in the first nine months of 1999 compared to $20.0 million in the first nine months of 1998. Net cash used in investing activities in these periods was primarily the result of net purchases of short-term investments of $71.7 million in the first nine months of 1999 and $16.4 million in the first nine months of 1998. Capital expenditures for property and equipment totaled $4.3 million in the first nine months of 1999 and $3.5 million in the first nine months of 1998. Our planned capital expenditures for the full year of 1999 are approximately $5 million to $7 million, primarily for computer and communications equipment and leasehold improvements. During the first nine months of 1999, VeriSign invested approximately $10.1 million in long-term investments including Keynote Systems, Inc. an Internet performance measurement company. As of September 30, 1999, we also had commitments under noncancelable operating leases for our facilities for various terms through 2005.

           Net cash provided by financing activities was $131.5 million in the first nine months of 1999, primarily all from the sale of additional common stock to the public. In the first nine months of 1998, net cash provided by financing activities was $43.8 million, derived virtually all from our initial public offering.

           We believe our existing cash, cash equivalents and short-term investments, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, at some time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms attractive to us, or at all. If we have to enter into strategic relationships to raise additional funds we might be required to relinquish rights to certain of our technologies. Our failure to raise capital when needed could materially harm our business. If additional funds are raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

           In December 1998, the AICPA issued SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” SOP No. 98-9 requires recognition of revenue using the “ residual method” in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “ residual method,” the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. We expect that the adoption of SOP No. 98-9 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

           The primary objective of VeriSign’s investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of September 30, 1999, 74% of our investments had maturity dates within one year.

           The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 1999. This table does not include money market funds because these funds are not subject to market risk.

	Maturing in		Total	Fair Value
	One Year or Less	Over One Year
Included in cash and cash equivalents	$41,423	$ None	$41,423	$41,423
Weighted-average interest rates	5.39%
Included in short-term investments	$56,862	$33,772	$90,634	$90,634
Weighted-average interest rates	5.41%	6.14%

Exchange rate sensitivity

           VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. Our recently established subsidiary in Sweden has not had significant operations to date. All revenues derived from our European affiliates are denominated in United States dollars and, therefore, are not subject to exchange rate fluctuations.

           Both the revenues and expenses of our majority-owned subsidiary in Japan are denominated in Japanese yen. This serves as a natural hedge since even though an unfavorable change in the exchange rate of the Japanese yen against the United States dollar results in lower revenues when the subsidiary’s revenues are translated to United States dollars, operating expenses will also be lower.

           Because of our minimal exposure to foreign currencies, we have not engaged in any hedging transactions to date.

PART II—OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)    Use of Proceeds.

           In January 1998, VeriSign completed the initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Hambrecht & Quist LLC and Wessels, Arnold & Henderson L.L.C. We realized net proceeds from the offering of approximately $43.7 million after deducting the underwriting discounts and commissions and expenses of the offering. Through September 30, 1999, we used approximately $14.9 million of the net proceeds from the offering to fund operating expenses, the transaction charges related to the acquisition of SecureIT and to increase working capital. Approximately $8.7 million of the net proceeds was used to purchase and install computers and peripheral equipment and leasehold improvements and approximately $10.1 million was used to invest in certain companies as long-term investments. The remaining $10.0 million has been invested in short-term, interest-bearing, investment grade securities.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
27.01	Financial Data Schedule (available in EDGAR format only)				X

(b)    Reports on Form 8-K

          No reports on Form 8-K were filed in the quarter ended September 30, 1999.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: November 12, 1999	By:	/s/ S TRATTON D. SCLAVOS Stratton D. Sclavos President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 1999	By:	/s/ DANA L. EVAN Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMARY OF TRADEMARKS

           The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

Trademarks

           SecureIT TM
           VeriSign Logo
           VeriSign is a registered trademark exclusively licensed to VeriSign, Inc.

Service Marks

           Digital ID SM
           Digital ID Center SM
           Go Secure! SM
           NetSureSM Protection Plan
           VeriSign OnSite SM
           VeriSign Trust Network SM
           VeriSign V-Commerce SM
           WebPass SM ID
           WorldTrust SM

           All other brand or product names are trademarks or registered trademarks of their respective holders.