Form 10-Q/A
period 1999-09-30
VERISIGN INC/CA
filed 1999-12-23
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 1999
Common stock, $.001 par value	51,254,868

          The Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999 which was originally filed on November 12, 1999 erroneously contained a document in PDF format attached at the end of the report. The purpose of this amendment is to refile the original report in its entirety, without the document that was erroneously filed in the original report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: December 21, 1999	By: /s/ STRATTON D. SCLAVOS Stratton D. Sclavos President and Chief Executive Officer (Principal Executive Officer)

Date: December 21, 1999	By: /s/ DANA L. EVAN Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

TABLE OF CONTENTS
Page

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3

Item 2. Management ’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Summary of Trademarks	26

EXHIBIT

Exhibit 27.01 Financial Data Schedule (available in EDGAR format only)

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

          The consolidated financial statements included under this item are as follows:

Financial Statement Description	Sequentially Numbered Page
Consolidated Balance Sheets
As of September 30, 1999 and December 31, 1998	4

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 1999 and 1998	5

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998	6

Notes to Consolidated Financial Statements	7

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 1999	December 31, 1998
Assets
Current assets:
Cash and cash equivalents	$ 69,458	$ 22,786
Short-term investments	90,634	18,959
Accounts receivable, net	20,033	9,769
Prepaid expenses and other current assets	4,807	2,174

Total current assets	184,932	53,688
Property and equipment, net	9,810	9,234
Long-term investments	45,576	436
Other assets, net	2,703	937

	$243,021	$ 64,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 6,369	$ 5,472
Accrued liabilities	4,379	4,035
Deferred revenue	25,273	13,096

Total current liabilities	36,021	22,603

Minority interest in subsidiary	242	964

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value;
Authorized: 200,000,000 shares;
Issued and outstanding: 51,210,758 shares in 1999 and 46,173,384 shares in 1998	51	46
Additional paid-in capital	223,870	92,774
Notes receivable from stockholders	—	(409)
Deferred compensation	(199)	(276)
Accumulated other comprehensive income	35,021	—
Accumulated deficit	(51,985)	(51,407)

Total stockholders’ equity	206,758	40,728

	$243,021	$ 64,295

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

          In December 1998, the AICPA issued SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. ” SOP No. 98-9 requires recognition of revenue using the “residual method” in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. We expect that the adoption of SOP No. 98-9 will not have a material impact on our financial position, results of operations or cash flows.

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

Overview

           VeriSign is the leading provider of Internet trust services for websites, enterprises and individuals to conduct trusted and secure electronic commerce and communications over IP networks. We have established strategic relationships with industry leaders, including AT &T, BT, Checkpoint Technologies, Cisco, Microsoft, Netscape, Network Associates, Network Solutions, RSA Security and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We have used our secure online infrastructure to sell over 180,000 of our website digital certificates to date. In addition, we have issued over 3.9 million of our digital certificates for individuals. Our website certificates currently protect the websites of a predominant number of leading online merchants, global financial institutions, Fortune 500 companies and government agencies. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners. Since its introduction in November 1997, we have sold over 600 OnSite service solutions to enterprises including Bank of America, Barclays, Hewlett-Packard, the Internal Revenue Service, Kodak, Southwest Securities, Sumitomo Bank, Texas Instruments and US West. We have also begun to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. We currently have affiliate relationships with 18 organizations including Arabtrust in the Middle East, BT in the United Kingdom, CIBC of Canada, CertiSur of Argentina, Certplus of France, eSign of Australia, HiTrust of Taiwan, KPN Telecom of The Netherlands, Roccade of The Netherlands, the South African Certification Agency in South Africa, and VPN Tech of Canada.

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

          Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, customer support and training, consulting and development services and costs of facilities and computer equipment used in these activities. Cost of revenues also includes fees paid to third parties to verify certificate applicants ’ identities, insurance premiums for our service warranty plan and errors and omission insurance and the cost of software resold to customers.

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

           We have licensed to certain international affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet trust services. The VeriSign Processing Center platform provides these affiliates with the knowledge and technology to offer Internet trust services similar to those offered by VeriSign. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and be perceived by the marketplace to be secure. Although we provide our affiliates with training in security and trust practices, network management and customer service and support, these practices are performed by our affiliates and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market’s perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. See “ —System interruptions and security breaches could harm our business. ”

          All of our international revenues from sources other than VeriSign Japan are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations.

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

Year 2000 Compliance

Background of Year 2000 Issues

          Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. This situation could result in system failures or miscalculations causing disruptions of operations of any business, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies ’ software and computer systems may need to be upgraded or replaced to comply with these “Year 2000” requirements.

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

Liquidity and Capital Resources

	September 30, 1999	December 31, 1998	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$160,092	$41,745	283%
Working capital	$148,911	$31,085	379%
Stockholders’ equity	$206,758	$40,728	408%

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

          In December 1998, the AICPA issued SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. ” SOP No. 98-9 requires recognition of revenue using the “residual method” in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. We expect that the adoption of SOP No. 98-9 will not have a material impact on our financial position, results of operations or cash flows.

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