Form 10-K405
period 1999-12-31
VERISIGN INC/CA
filed 2000-03-22
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-23593

VERISIGN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1350 Charleston Road, Mountain View, CA (Address of principal executive offices)	94-3221585 (I.R.S. Employer Identification No.) 94043-1331 (Zip Code)

Registrant’s telephone number, including area code: (650) 961-7500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO   ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.   ☑

           The aggregate market value of the common stock held by non-affiliates of the registrant as of January 31, 2000 was approximately $16,746,000,000.

           The number of shares outstanding of the registrant’s common stock as of January 31, 2000 was 103,770,044.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part II.

FORWARD-LOOKING STATEMENTS

           Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2000. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.      BUSINESS

           VeriSign is the leading provider of Internet-based trust services, including authentication, validation and payment, needed by websites, enterprises, electronic commerce service providers, and individuals to conduct trusted and secure electronic commerce and communications over wired and wireless Internet protocol (IP) networks. We have established strategic relationships with industry leaders, including BT, Cisco, Microsoft, Netscape, RSA Security and VISA, to enable widespread utilization of our digital certificate services and to assure their interoperability with a wide variety of applications and network equipment. We have used our secure online infrastructure to issue over 215,000 of our website digital certificates and over 3.9 million of our digital certificates for individuals. We believe that we have issued more digital certificates than any other company in the world. Our Website Digital Certificate services are used by all of the Fortune 500 companies with a web presence and all of the top 40 electronic commerce websites as listed by Jupiter Communications. We also provide enterprise digital certificate services which allow enterprises and electronic commerce service providers to leverage our trusted service infrastructure to develop and deploy customized digital certificate services for use by their employees, customers and business partners. Over 800 enterprises and electronic commerce service providers have subscribed to our managed certificate services since their introduction in November 1997, including Agilent, Bank of America, Barclays, General Electric Information Systems, Hewlett-Packard, the Internal Revenue Service, Southwest Securities, Sumitomo Bank, Texas Instruments, VISA and US West. We market our Internet-based trust services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, VARs, systems integrators and our network of over twenty affiliates which provide trust services under licensed co-branding relationships using our technology and business practices.

Recent Events

           In December 1999, we announced that we would acquire Thawte Consulting (Pty) Ltd. (“Thawte”), a privately held South African company that provides digital certificates to websites and software developers. We completed this acquisition on February 2000 and issued approximately 4.4 million shares of our common stock in exchange for all of the outstanding shares of Thawte. The transaction will be accounted for as a purchase and, accordingly, the results of Thawte’s operations will be included in our consolidated financial statements from the date of acquisition.

           Also in December 1999, we announced that we would acquire Signio, Inc. (“Signio”), a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. We completed this acquisition on February 2000 and issued approximately 5.6 million shares of our common stock in exchange for all of the outstanding shares of Signio and we also assumed Signio’s outstanding employee stock options. The transaction will be accounted for as a purchase.

           We announced in March 2000, that we would acquire Network Solutions, Inc. (“Network Solutions ”), a publicly held company that provides Internet domain name registration and global registry services. Based on the completion of a 2-for-1 stock split of Network Solution’s common stock on March 10, 2000, we will issue 1.075 shares of our common stock in exchange for all the outstanding shares of Network Solutions. In addition, any options or warrants to purchase Network Solutions capital stock will be exchanged, as applicable, to purchase VeriSign common stock according to the exchange ratio. The transaction will be accounted for as a purchase. The acquisition is subject to customary conditions of closing including approval by both the VeriSign and Network Solutions stockholders.

VeriSign ’s Trust Services

           VeriSign’s Internet-based trust services are built upon its proprietary WorldTrust software platform, scalable operations infrastructure and comprehensive security and trust practices. Our secure data centers, designed to provide carrier-class reliability with advanced security procedures, allow the issuance and management of millions of digital certificates. Furthermore, because we have worked with industry leaders to embed our digital certificate interface technology into a wide range of software applications and network equipment, such as Netscape and Microsoft browsers and servers and Cisco routers, our services are interoperable with a wide range of IP-based applications. By providing a trusted platform for commerce and communications, we are able to offer services, including authentication, validation and payment to customers with a wide range of needs. Our current service offerings are targeted towards three primary areas: Website Digital Certificate services, Enterprise Digital Certificate services and VeriSign Affiliate Certificate services.

Website Digital Certificate Services

           VeriSign’s family of Website Digital Certificate services allows organizations to implement and operate secure websites that utilize the SSL and WTLS protocols to establish their identity to customers and other websites during electronic commerce transactions and communications over wired or wireless IP networks. Prior to issuing a digital certificate for a website’s server, we establish the authenticity of the website through a series of background checks, including corroborating an organization’s authority to do business under a given name and their authority to operate a server with a specific domain name or URL. These practices protect organizations against another entity impersonating their identity and allow online visitors and customers to conduct private transactions and communications. Without a digital certificate installed on the website server the SSL and WTLS protocols cannot be utilized.

           Our Website Digital Certificate services are utilized by a broad range of merchant, financial and government websites, as well as for intranet applications. We currently offer two primary versions of our Website Digital Certificate services, as well as several distinct versions, each differentiated by the target application of the server that hosts the digital certificate.

           Secure Site and Secure Site Plus Services.    Secure Site is our standard service offering that enables websites to implement basic SSL security features between their sites and individual end-user browsers. Secure Site includes certificate issuance, certificate lifecycle management, administration functions, records retention, directory integration and transaction security. We also offer an upgraded version of this service, called Secure Site Plus, that includes security monitoring, security assessment, site performance monitoring and additional warranty protection.

           Global Site and Global Site Plus Services.    Global Site is an advanced version of Secure Site that incorporates all of the features and functionality of our Secure Site services that allows U.S. and international enterprises to offer stronger 128-bit encrypted SSL sessions between their websites and specially configured end-user browsers from Netscape and Microsoft. We offer the only commercially available certificates for Netscape and Microsoft that utilize 128-bit encryption. This service is typically targeted to global financial institutions and online merchants that require enhanced security. We also offer an upgraded version of this service, called Global Site Plus that includes security monitoring, security assessment, site performance monitoring and additional warranty protection.

           WAP Server Certificates.    WAP Server Certificates provide authentication and encryption between wireless web servers and mobile devices utilizing WTLS (wireless transport layer security protocol). Our WAP server certificate service is compatible with WAP servers from Motorola, Nokia, Phone.com and others.

           In addition to our core Website Digital Certificate services, we offer content signing certificates. Content Signing digital certificates for developers enable content providers, publishers and vendors to digitally sign their content or Internet subscription “channels” in order to ensure authenticity and integrity of the content delivered to end-users.

           Our Website Digital Certificate services are offered on an annual subscription basis for prices between $250 and $1,200 per server per year, depending on the version of digital certificate requested and the overall volume of website digital certificates used by the customer. Customers can subscribe to the Website Digital Certificate services through the VeriSign website, through selected international service providers or through VeriSign’s Enterprise Digital Certificate services.

Enterprise Digital Certificate Services

           VeriSign’s Enterprise Digital Certificate services are sold under the VeriSign OnSite and VeriSign Go Secure! brands, and are tailored to meet the specific needs of corporations, electronic commerce service providers, financial institutions, healthcare organizations, government agencies and other enterprises that wish to issue digital certificates to employees, customers, citizens or trading partners.

           OnSite Services.     OnSite Services support a wide range of digital certificate needs for both small and large user communities. OnSite can be used by customers to provide digital certificates for a variety of applications, including: controlling access to sensitive data and account information, enabling digitally-signed e-mail, creating an online electronic trading community, managing supply chain interaction or facilitating and protecting online credit card transactions. The OnSite service is designed to offer customers ease of use at a low initial investment combined with broad flexibility and scalability. OnSite services vary based on the nature and complexity of the application and the degree of control customers desire to maintain.

           Go Secure! Services.    Go Secure! was introduced in June 1999 to provide managed applications services that enable enterprises to quickly build digital certificate-based security into their transaction and communication applications faster and more easily. Go Secure! services are similar in functionality to our OnSite Services and are designed to incorporate digital certificates into existing e-mail, browsing applications, directory and virtual private network devices.

           To expand and complement our Enterprise Digital Certificate services, we provide a professional services group that includes experts in digital certificate architecture and application integration. Our professional services group provides a variety of design, development and implementation services. These services include integration with existing applications and databases, consulting on policies and procedures related to the management and deployment of digital certificates, training classes on the latest developments in security technology and the selection of enabled software and hardware to complement a digital certificate solution.

           The Enterprise Digital Certificate services are offered as an annual subscription service with pricing dependent upon the number of users to be supported, the complexity of the applications and the number of additional services provided. Pricing typically ranges from $10,000 to $500,000 per year. Customers can subscribe to the OnSite service through the VeriSign website, VeriSign ’s direct sales force, selected international and domestic service providers or system integrators.

VeriSign Affiliate Certificate Services

           VeriSign Affiliate Certificate Services are targeted at a wide variety of organizations that provide large-scale electronic commerce and communications services over wired and wireless IP networks. Examples include telecommunications companies, Internet Service Providers, or ISPs, financial and other professional services firms, electronic commerce service providers and businesses that operate Internet-based “communities of interest,” such as a web portal. These companies typically desire to offer digital certificate services to their customers under either the VeriSign brand or a co-branding relationship. In many cases, these digital certificate services are integrated with other value-added services offered by the organization. For example, an ISP may offer website digital certificates in conjunction with its website hosting services for small and medium size businesses, while a community of interest operator may offer digital certificates to each member of the community in order to support user authentication and secure messaging services. VeriSign designates these types of organizations “VeriSign Affiliates” and provides them with a combination of technology, support and marketing services to facilitate their initial deployment and on-going delivery of digital certificate services.

           VeriSign Affiliate Certificate Services are delivered through either the VeriSign Service Center or VeriSign Processing Center offerings. Both offerings are based on the WorldTrust software platform and enable a licensed VeriSign Affiliate to offer one or more types of digital certificate services.

           VeriSign Service Center.    The VeriSign Service Center provides a VeriSign Affiliate with all of the capabilities needed to perform subscriber enrollment and authentication, digital certificate issuance, directory hosting, customer support, billing integration and report generation from within their facilities while leveraging VeriSign’s secure data centers for back-end processing.

           VeriSign Processing Center.    The VeriSign Processing Center provides a VeriSign Affiliate with all of the capabilities of the Service Center plus the WorldTrust modules required to perform all certificate processing functions from within their own secure data center.

           VeriSign also provides each VeriSign Affiliate with the appropriate business readiness services to facilitate the efficient and timely rollout of their digital certificate offerings. These readiness services may include Service or Processing Center installation and integration services, facility and network design consulting, technical and customer support documentation and training, sales and marketing support, operating practice templates and local market customization.

           VeriSign Affiliates that agree to conform to certain standards are also offered membership in the VeriSign Trust Network, an international network of digital certificate service providers that operate with common technology, infrastructure and practices to enable digital certificate interoperability on a worldwide basis. VeriSign currently has affiliates located in Australia (eSign), Brazil (Certisign), Canada (CIBC and VPN Tech), France (CertPlus), Germany (Comparex Holdings), Japan (VeriSign Japan), Korea (CrossCert), Middle East (Arabtrust), Netherlands (KPN Telecom), Netherlands/Belgium and Luxembourg (Roccade Megaplex), South Africa (SACA), Taiwan (Acer HiTrust) and the United Kingdom (BT Trustwise) as well as several other countries.

           VeriSign Affiliates typically enter into a technology licensing and revenue sharing agreement with VeriSign whereby VeriSign receives up-front licensing fees for the Service Center or Processing Center technology, as well as ongoing royalties for each digital certificate issued by the VeriSign Affiliate. Initial licensing fees typically range from $250,000 to $2 million, and royalties can range from 20% to 70% of the net revenue received by the VeriSign Affiliate for each digital certificate.

Customers and Markets

           VeriSign has a broad customer base from a variety of industry groups that require trusted and secure electronic commerce and communications over IP networks. Following is a representative list of customers that have purchased VeriSign’s services:

Financial Services	Telecommunications	Manufacturing/Transportation
American Skandia Insurance	AT &T	CSX
Barclay’s Bank	BellSouth	Eastman Kodak
Bank of America	British Telecommunications	Ford Motor Company
Deutsche Bank	Japan Communication	General Electric Information Services
First Union Bank	MCI —Worldcom	Gillette
First USA Paymentech	NTT Communications	Johnson & Johnson
Merrill Lynch	US West	Miller Brewing Company
Morgan Stanley Dean Witter		United Parcel Service
Royal Bank of Canada	Technology
Sumitomo Bank		Government
TransUnion	Agilent
	EDS	Department of Agriculture
	Hewlett-Packard	Department of Justice
	Intuit	Federal Bureau of Investigation
	Netscape	Internal Revenue Service
	NEC	National Security Agency
	NTT Data	Patent & Trademark Office
	Texas Instruments	Social Security Administration
State of New Jersey
U.S. Army
Veteran’s Administration

           VISA accounted for approximately 10% of our revenues in 1997. No other customer accounted for 10% or more of our revenues during 1999, 1998 or 1997.

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

           Subscriber Services Module.    Our subscriber services module supports requests for digital certificate issuance, revocation, renewal and replacement. Software toolkits are provided to permit rapid customization and integration of digital certificate services with a customer’s business-specific web-based solutions.

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

Infrastructure

           VeriSign believes that its highly reliable and scalable operations infrastructure represents a strategic advantage in providing Internet-based trust services. Our secure data centers are located in Mountain View, California and Kawasaki, Japan. Our international affiliates also operate secure data centers in their geographic areas. These centers operate on a 24-hour, 7 days per week basis and support all aspects of our Internet-based trust services. VeriSign guarantees that a customer’s services are operational on a 24 hour, 7 days per week basis, except for scheduled downtime. By leveraging our WorldTrust platform, we can distribute certain functionality of our secure data centers in optimum configurations based on customer requirements for availability and capacity. Key features of our infrastructure include:

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

           Network Security.     We incorporate advanced architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between the WorldTrust platform modules that we believe can prevent most known forms of electronic attacks. In addition, we employ the latest network security technologies including firewalls and intrusion detection software, and contract with security consultants who perform periodic attacks and security risk assessments. We will continue to evaluate and deploy new technological defenses as they become available. See “Management ’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations —System interruptions and security breaches could harm our business.”

           Call Center and Help Desk.    We provide a wide range of customer support services through a phone-based call center, e-mail help desk and web-based self-help system. Our call center is staffed from 5 a.m. to 6 p.m. PST and employs an automated call director system. The web-based support services are available on a 24-hour, 7 days per week basis, utilizing customized auto response systems to provide self-help recommendations and a staff of trained customer support agents.

            Disaster Recovery Plans.    Although we believe our operations facilities are highly resistant to systems failure and sabotage, we have developed a disaster recovery and contingency operation plan. We also have an agreement with Comdisco Corporation to provide replication of customer data, facilities and systems at another site so that all of our services can be re-instated within 24 hours of a failure. In addition, all of our digital certificate services are linked to advanced storage systems that provide data protection through techniques such as mirroring and replication. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations—System interruptions and security breaches could harm our business.”

           International Affiliates.    VeriSign’s international affiliates are required to build, implement and maintain their infrastructure according to VeriSign’s requirements. VeriSign currently has affiliates located in Australia, Brazil, Canada, France, Germany, Greece/The Balkans, Greece/Cyprus Southeastern Europe, Ireland, Japan, Korea, Middle East, Netherlands, Netherlands/Belgium and Luxembourg, South Africa (SACA), South Africa/Chile, Uruguay and Paraguay, Taiwan and the United Kingdom.

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

           Employees.     We use stringent hiring and personnel management practices for all operations and certain engineering personnel as well as all executive management. We utilize a licensed private investigation firm to conduct background checks into potential employees’ criminal and financial histories and conduct periodic investigations of such personnel on an ongoing basis.

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

           Audits.     Our Practices and External Affairs Department periodically performs, and retains accredited third parties to perform, audits of our operational procedures under both internally developed procedures and externally recognized standards.

           Practices.     Our Practices and External Affairs Department is responsible for the development of VeriSign’s practices for issuing and managing digital certificates. These practices are set forth in our Certification Practice Statement, which we provide in order to assure potential customers and strategic partners as to the trustworthiness of our Internet-based trust services. The Practices and External Affairs Department is also responsible for our accountability and security controls and regularly monitors all aspects of our secure data centers.

            Policy Making Activities.    The Practices and External Affairs Department also takes a leading role in a variety of organizations that are defining standards for trusted and secure electronic commerce and communications over IP networks. For example, we actively participate in the United Nations Commission on International Trade Law, which created the United Nations Model Law on Electronic Commerce, the American Bar Association’s Information Security Committee, Section of Science and Technology, which has drafted digital signature guidelines, the International Chamber of Commerce ETERM Working Party, which is chaired by VeriSign’s Vice President of Practices and External Affairs, and the U.S. State Department Advisory Committee on Electronic Commerce.

Strategic Relationships

           VeriSign has established strategic relationships with leading companies across a number of industry segments. We currently maintain strategic relationships with AT &T, BT, Checkpoint, Cisco, Microsoft, Netscape, RSA Security and VISA.

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

           Cisco.     Our technology is incorporated in Cisco’s Internetwork Operating System through the use of the jointly developed Certificate Request Syntax (CRS) protocol, which enables digital certificate functionality in a variety of Cisco’s networking products. As a result, IP networks utilizing Cisco network devices such as routers and firewalls support applications that rely on VeriSign digital certificates for authentication and network management. We also engage in a variety of joint marketing efforts with Cisco. Cisco is one of our stockholders.

           Microsoft.     We work with Microsoft to develop, promote and distribute a variety of client-based and server-based digital certificate services and we have been designated as the preferred provider of digital certificates for Microsoft customers. Our technology has been embedded in Microsoft’s Internet Explorer since version 2.0, allowing users to uniquely identify themselves to web servers and securely access information over the Internet. In addition, users can easily obtain their own digital certificate for use with Explorer by registering on our website for our digital certificates. We also provide Secure Site Services for Microsoft ’s Internet Information Server product. VeriSign’s services can be used in conjunction with Microsoft Outlook 98 to enable the delivery of secure email in extranet applications. In addition, in September 1998, VeriSign and Microsoft announced plans for enhanced integration of our digital certificate services with Microsoft Exchange Server 5.5. The new capability offers a secure email extranet “gateway” service that allows Exchange Server customers to issue and manage digital certificates within the global VeriSign Trust Network. VeriSign and Microsoft also jointly promote a set of technologies and security policies for the secure authentication and distribution of software over the Internet and engage in other joint marketing activities. Microsoft is one of our stockholders.

           Netscape.     We work with Netscape on a variety of technology projects and joint marketing activities. Our technology has been embedded in Netscape’s Navigator since version 1.1 and in Netscape ’s Communicator since version 4.0. We also have an agreement with Netscape that provides that Netscape feature us as a premier provider of digital certificates on the Netscape website and also provides for VeriSign to have a first right of participation for any new Netscape products incorporating digital certificate technology. Users of Netscape browsers can easily enroll for standard VeriSign digital certificates using Netscape products. Netscape’s SuiteSpot product, including versions with 128-bit encryption capabilities, can also utilize our Secure Site and Global Site services. We also support Netscape’s object-signing technology, enabling software developers to digitally sign Java and JavaScript objects in order to authenticate the developer’s identity and assure end users that the downloaded objects have not been tampered with or modified.

            RSA Security.     We have an agreement with RSA Security (formerly Security Dynamics) under which RSA Security will incorporate custom digital certificate technology developed by VeriSign into RSA Security’s future products. RSA Security has also agreed to be a reseller of certain VeriSign OEM technology. We believe RSA Security is a market leader in enterprise security and that, by including our technology in RSA Security’s products, we will have a broader potential market for our digital certificate services. RSA Security, through a controlled entity, holds approximately 5% of our common stock.

           VISA.     We have an agreement with VISA under which we provide SET digital certificate services to VISA on behalf of its member banks, enabling them to offer branded SET-compliant digital certificates to their cardholders and merchants.

Marketing, Sales and Distribution

Marketing

           VeriSign utilizes a variety of marketing programs to increase brand awareness. In addition to joint marketing arrangements, we also engage in a variety of direct marketing programs and public relations campaigns focused on owners of web servers, home and business PC users and enterprise professionals. We address these customers through outbound e-mail, telemarketing and printed mail campaigns to stimulate product trial, purchase and usage. We also use banner ads and text links that connect to our website and participate in industry-specific events, trade shows, executive seminars, industry association activities and various national and international standards bodies. We have 48 employees engaged in marketing activities.

Sales and Distribution

           VeriSign markets its Internet-based trust services worldwide through multiple distribution channels. These sales and service groups are based in our headquarters in Mountain View, California, and in several field offices in the United States as well as internationally. We also market our Internet-based trust services through other distribution channels, including telesales, VARs, systems integrators and our affiliates.

           Outside the United States, VeriSign markets its Internet-based trust services directly over the Internet and through reseller and affiliate relationships—the global VeriSign Trust Network. Except for VeriSign Japan, the members of the global VeriSign Trust Network sell and support VeriSign Internet-based trust services both within their local countries and certain other foreign countries where we do not operate through a direct sales subsidiary. In Japan, we market our Internet-based trust services through VeriSign Japan, which maintains a secure data center in Kawasaki, Japan, and employed 28 persons as of December 31, 1999. Revenues from VeriSign Japan and other international customers were 27% of total revenues in 1999, 14% in 1998 and less than 10% in 1997.

           Internet Sales.     VeriSign distributes many of its Internet-based trust services through its website. We believe that Internet distribution is particularly well suited for sales of certain of our website authentication products and Internet-based trust services. We also use our website to assist in disseminating services information and in generating services trials.

           Direct Sales.     VeriSign’s direct sales force targets mid-sized and large corporations, financial institutions, commercial websites, electronic commerce providers and federal and state government agencies. We believe that these organizations have a substantial installed base of PCs, web servers, IP networks and high-speed access to the Internet and are most likely to be able to benefit quickly from the use of digital certificates. The direct sales force also targets international organizations that we believe are the most suitable to act as VeriSign affiliates. As of December 31, 1999, we had 70 sales and sales support employees in the United States, while the international direct sales and sales support groups consisted of 15 employees.

           Telesales.     VeriSign’s internal telemarketing operation is responsible for customer prospecting, lead generation and lead follow-up. This marketing activity qualifies leads for further follow up by the direct sales force or inside sales team or leads the prospect to our website so that the prospect can access information and enroll for our Internet-based trust services.

           VARs and Systems Integrators.    VeriSign works with VARs and systems integrators to package and sell its Internet-based trust services. We also have a VeriSign Business Partner Program that allows ISPs and web hosting companies to offer Secure Site services as an integral part of their secure web hosting services.

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

           As of December 31, 1999, VeriSign had 91 employees dedicated to research and development. We also employ independent contractors for documentation, usability, artistic design and editorial review. Research and development expenses were $13.3 million in 1999, $8.4 million in 1998 and $5.3 million in 1997. To date, all development costs have been expensed as incurred. We believe that timely development of new and enhanced Internet-based trust services and technology are necessary to remain competitive in the marketplace. Accordingly, VeriSign intends to continue recruiting and hiring experienced research and development personnel and to make other investments in research and development.

           The market for Internet-based trust services is an emerging market characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of this market and its rapid evolution will require that we continually improve the performance, features and reliability of our Internet-based trust services, particularly in response to competitive offerings and that we introduce both new and enhanced Internet-based trust services as quickly as possible and prior to our competitors. The success of new introductions is dependent on several factors, including proper new definition, timely completion and introduction of new services, differentiation of new services from those of our competitors and market acceptance of our new Internet-based trust services. There can be no assurance that we will be successful in developing and marketing new Internet-based trust services that respond to competitive and technological developments and changing customer needs.

           Our failure to develop and introduce new Internet-based trust services successfully on a timely basis and to achieve market acceptance for such Internet-based trust services could have a material adverse effect on our business, operating results and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunication technologies or standards or other technological changes could require that we make substantial expenditures to modify or adapt our Internet-based trust services. To the extent that a specific method other than digital certificates is adopted to enable trusted and secure electronic commerce and communications over wireless and wired IP networks, sales of VeriSign ’s existing and planned Internet-based trust services would be adversely affected and our Internet-based trust services could be rendered unmarketable or obsolete, which would have a material adverse effect on our business, operating results and financial condition. We believe that there is a time-limited opportunity to achieve market share. We may not be successful in achieving widespread acceptance of our Internet-based trust services or in achieving market share before competitors offer products and services with features similar to our current offerings. Any such failure by us could materially harm our business.

Customer Support

           We believe that a high level of customer support for customers as well as end users of digital certificates is necessary to achieve acceptance of our Internet-based trust services. We provide a wide range of customer support services through a staff of customer service personnel, call center, e-mail help desk and a web-based self-help system. Since we first introduced our Internet-based trust services over three years ago, we have developed a substantial knowledge base of customer support information based on our customer interactions and we believe that this offers us a competitive advantage. Our call center is staffed from 5 a.m. to 6 p.m. PST and employs an automated call director system to provide self-help services and, if necessary, to route support calls to available support personnel. We also offer web-based support services that are available on a 24-hour, 7 days per week basis and that are frequently updated to improve existing information and to support new services. Our e-mail customer support service utilizes customized auto response systems to provide self-help recommendations and also utilizes a staff of trained customer support agents who typically respond to customer inquiries within 24 hours. As of December 31, 1999, we had 75 employees in our customer support organization.

           We also employ technical support personnel who work directly with our direct sales force, distributors and customers of our Website and Enterprise Digital Certificate Services. Our annual maintenance agreements for our Website and Enterprise Digital Certificate Services include technical support and upgrades. We also provide training programs for enterprise customers of our Internet-based trust services. As of December 31, 1999, we had 46 employees in our professional services organization.

Competition

           Our Internet-based trust services are targeted at the new and rapidly evolving market for trusted services, including authentication, validation and payment, that enable secure electronic commerce and communications over wired and wireless IP networks. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

           Our principal competitors generally fall within one of three categories: (1) companies such as Baltimore Technologies, Certicom Corp., Diversinet Corp. and Entrust Technologies which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Zions Bancorporation) that primarily offer digital certificate and CA related services; and (3) companies focused on providing a bundled offering of products and services such as GTE CyberTrust (recently acquired by Baltimore Technologies) and IBM (working jointly with Equifax). We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce such products. Additional companies could offer digital certificate solutions that are competitive with ours.

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

           In connection with our first round of financing, RSA contributed certain technology to us and entered into a non-competition agreement with us pursuant to which RSA agreed that it would not compete with our CA business for a period of five years. This non-competition agreement will expire in April 2000. We believe that, because RSA, which is now a wholly-owned subsidiary of RSA Security, has already developed expertise in the area of cryptography, its barriers to entry would be lower than those that would be encountered by our other potential competitors should it choose to enter any of our markets. If RSA were to enter into the digital certificate market, our business could be materially harmed.

Government Regulation

           Exports of software products utilizing encryption technology are generally restricted by the U.S. and various non-U.S. governments. Although we have obtained U.S. government approval to export our Global Server digital certificates and none of our other Internet-based trust services are currently subject to export controls under U.S. law, the list of products and countries for which export approval is required could be revised in the future to include more digital certificate products and related services. If we do not obtain required approvals we may not be able to sell certain Internet-based trust services in international markets.

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

           Due to the increasing popularity of IP networks, it is possible that domestic or foreign laws and regulations may be enacted covering issues such as user privacy, pricing, content and quality of products and services. The increased attention focused upon these issues as a result of the adoption of other laws or regulations may reduce the rate of growth of IP networks, which in turn could result in decreased demand for our Internet-based trust services or could otherwise materially harm our business.

Intellectual Property

           We rely primarily on a combination of copyrights, trademarks, service marks, trade secret laws, restrictions on disclosure and other methods to protect our intellectual property and trade secrets. We also enter into confidentiality agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property. There can be no assurance that the precautions we take will prevent misappropriation or infringement of our technology. We have also filed five applications for patents with respect to certain of our technology. However, the U.S. Patent and Trademark Office may not award any patents with respect to these applications. Even if patents are issued, they may not adequately protect this technology from infringement or prevent others from claiming our technology infringes that of third parties. Our failure to protect our intellectual property in a meaningful manner could materially harm our business. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and technical resources, either of which could materially harm our business.

           We also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA and other technology that is used in our Internet-based trust services to perform key functions. In particular, RSA has granted VeriSign a perpetual, royalty free, nonexclusive, worldwide license to distribute Internet-based trust services we develop that contain or incorporate the RSA BSAFE and TIPEM products and that relate to digital certificate issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, software for customers to preview and forward digital certificate requests to us, or such other services that, in RSA’s reasonable discretion, are reasonably necessary for the implementation of a digital certificate business. Our agreement with RSA also requires RSA to provide us maintenance and technical support for these services. RSA’s BSAFE product is a software tool kit that allows for the integration of encryption and authentication features into software applications. TIPEM is a secure e-mail development tool kit that allows for secure e-mail messages to be sent using one vendor’s e-mail product and read by another vendor’s e-mail product. These third-party technology licenses may not continue to be available to VeriSign on commercially reasonable terms or at all. The loss of any of these technologies could materially harm our business. Moreover, in our current license agreements, the licensor has agreed to defend, indemnify and hold VeriSign harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. Although these licenses are fully paid, there can be no assurance that the outcome of any litigation between the licensor and a third party or between VeriSign and a third party will not lead to obligations for us to pay royalties for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms or at all. In the future, we may seek to license additional technology to incorporate in our Internet-based trust services. Third party technology licenses that we may need to obtain in the future may not be available to us on commercially reasonable terms or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of our Internet-based trust services until equivalent technology, if available, is identified, licensed and integrated. This could materially harm our business.

           From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the release of new Internet-based trust services or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement against VeriSign and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be materially harmed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results —There are Risks Related to Intellectual Property Rights. ”

Employees

           As of December 31, 1999, VeriSign had 394 full-time employees. Of the total, 128 were employed in sales and marketing, 91 in research and development, 121 in customer support, 5 in practices and external affairs, and 49 in finance and administration, including information services personnel. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, none of whom is bound by an employment agreement. Competition for such qualified personnel in our industry and geographical location in the San Francisco Bay Area is intense, particularly in software development and product management personnel.

ITEM 2.      PROPERTIES

           VeriSign’s principal administrative, sales, marketing, research and development and operations facilities are located in two buildings in Mountain View, California, where we occupy approximately 74,000 square feet under leases that expire in 2005. We believe that our office space will be adequate to meet our needs for the foreseeable future.

           VeriSign also leases space for sales and support offices in Norcross, Georgia; Rosemont, Illinois; Linthicum, Maryland; Wakefield, Massachusetts; Novi, Michigan; Uniondale, New York; and Irving, Texas. In addition, we lease space in Kawasaki, Japan for our offices and secure data center and we lease space for a sales and support office in Upplands Vasby, Sweden. Our success is largely dependent on the uninterrupted operation of our secure data centers and computer and communications systems. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations—System interruptions and security breaches could harm our business.”

ITEM 3.      LEGAL PROCEEDINGS

           Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth certain information regarding the executive officers of VeriSign as of December 31, 1999.

Name	Age	Position
Stratton D. Sclavos	38	President, Chief Executive Officer and Director
Dana L. Evan	40	Executive Vice President of Finance and Administration and Chief Financial Officer
Quentin P. Gallivan	42	Executive Vice President of Worldwide Sales
Diana S. Keith	40	Vice President of Customer Services
Arnold Schaeffer	36	Executive Vice President of Engineering
Richard A. Yanowitch	43	Executive Vice President of Worldwide Marketing

           Stratton D. Sclavos has served as President and Chief Executive Officer and as a director of VeriSign since he joined VeriSign in July 1995. From October 1993 to June 1995, he was Vice President, Worldwide Marketing and Sales of Taligent, Inc., a software development company that was a joint venture among Apple Computer, Inc., IBM and Hewlett-Packard. From May 1992 to September 1993, Mr. Sclavos was Vice President of Worldwide Sales and Business Development of GO Corporation, a pen-based computer company. Prior to that time, he served in various sales and marketing capacities for MIPS Computer Systems, Inc. and Megatest Corporation. Mr. Sclavos is also a director and a member of the compensation committee of Network Solutions, Inc. and a director of Keynote Systems, Inc. and Marimba, Inc. Mr. Sclavos holds a B.S. degree in Electrical and Computer Engineering from the University of California at Davis.

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

           Diana S. Keith has served as Vice President of Customer Services since August 1998. From June 1996 to August 1998 she was Director of Customer Services for VeriSign. From May 1988 to June 1996 she was employed by Apple Computer, Inc., most recently as the Senior Manager of Worldwide Operations of Apple Online Systems. Ms. Keith holds a B.S. degree in Business Management and Administration from San Jose State University.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

           VeriSign’s common stock has been traded on the Nasdaq National Market under the symbol “VRSN ” since January 29, 1998, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the Nasdaq National Market as adjusted for two-for one stock splits on May 29, 1999 and December 6, 1999.

	Price Range
	High	Low
Year ended December 31, 1998:
First Quarter (beginning January 30, 1998)	$ 11.72	$ 5.13
Second Quarter	12.25	6.50
Third Quarter	11.22	5.47
Fourth Quarter	19.38	4.85

Year ended December 31, 1999:
First Quarter	$ 38.50	$15.00
Second Quarter	44.13	24.63
Third Quarter	58.00	29.47
Fourth Quarter	190.94	51.16

           On January 31, 2000, there were 337 holders of record of our common stock although we believe there are in excess of 67,000 beneficial owners.

           The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. Factors that may have a significant effect on the market price of our common stock include:

•	fluctuations in our operating results;

•	announcements of technological innovations or new Internet-based trust services by us or new products or services by our competitors;

•	analysts’ reports and projections;

•	regulatory actions; and

•	general market, economic or political conditions in the U.S. or abroad.

           We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.       SELECTED FINANCIAL DATA

           The following selected consolidated financial data are derived from VeriSign’s consolidated financial statements and are restated to reflect our acquisition of SecureIT, Inc. in 1998 in a transaction accounted for as a pooling-of-interests. See Note 2 of Notes to Consolidated Financial Statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,				Period from April 12, 1995 (inception) to December 31, 1995
	1999	1998	1997	1996
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$ 84,776	$38,930	$13,356	$ 1,356	$ 382
Total costs and expenses	88,086	62,075	34,657	12,415	2,524
Operating loss	(3,310)	(23,145)	(21,301)	(11,059)	(2,142)
Minority interest in net loss of subsidiary	836	1,282	1,538	838	—
Net income (loss)	3,955	(19,743)	(18,589)	(10,288)	(1,994)
Basic net income (loss) per share	.04	(.24)	(.65)	(.52)	(.11)
Diluted net income (loss) per share	.03	(.24)	(.65)	(.52)	(.11)

	As of December 31,
	1999	1998	1997	1996	1995
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$156,480	$41,745	$12,893	$30,006	$2,687
Working capital	140,163	31,085	6,160	24,788	2,284
Total assets	341,166	64,295	26,904	36,537	4,052
Stockholders ’ equity	298,359	40,728	13,541	28,520	3,376

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS

           You should read the following discussion in conjunction with VeriSign’s consolidated financial statements and notes thereto.

Overview

           VeriSign is the leading provider of Internet trust services, including authentication, validation and payment services, needed by websites, enterprises and individuals to conduct trusted and secure electronic commerce and communications over IP networks. We have established strategic relationships with industry leaders, including BT, Cisco, Microsoft, Netscape, Network Associates, Network Solutions, RSA Security and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We have used our secure online infrastructure to sell over 215,000 of our website digital certificates to date. In addition, we have issued over 4.0 million of our digital certificates for individuals. Our website certificates currently protect the websites of a predominant number of leading online merchants, global financial institutions, Fortune 500 companies and government agencies. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners. Since its introduction in November 1997, we have sold over 800 OnSite service solutions to enterprises. We have also begun to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. We currently have affiliate relationships with over 20 organizations including Arabtrust in the Middle East, BT in the United Kingdom, CIBC of Canada, CertiSur of Argentina, Certplus of France, eSign of Australia, HiTrust of Taiwan, KPN Telecom of The Netherlands, Roccade of The Netherlands, the South African Certification Agency in South Africa, and Telia in Sweden.

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

           In connection with the formation of VeriSign Japan, we licensed technology and contributed other assets to VeriSign Japan. Subsequent to its formation, additional investors purchased minority interests in VeriSign Japan. As of December 31, 1999, we owned 50.5% of the outstanding capital stock of VeriSign Japan. Accordingly, our consolidated financial statements include the accounts of VeriSign Japan and our consolidated statements of operations reflect the minority shareholders’ share of the net losses of VeriSign Japan.

           VeriSign completed a merger with SecureIT, Inc. (“SecureIT”) in July 1998. SecureIT is a provider of Internet and enterprise security solutions comprising a full range of products and services to assist clients with assessing, designing and implementing security solutions. The merger was effected by exchanging approximately 6,664,000 shares of VeriSign common stock for all of the outstanding common stock of SecureIT. Each share of SecureIT was exchanged for 0.164806 of one share of VeriSign common stock. In addition, outstanding SecureIT employee stock options were converted at the same exchange ratio into options to purchase approximately 760,000 shares of VeriSign common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests.

           In December 1999, we announced that we would acquire Thawte Consulting (Pty) Ltd. (“Thawte”), a privately held South African company that provides digital certificates to websites and software developers. We completed this acquisition on February 2000 and issued approximately 4.4 million shares of our common stock in exchange for all of the outstanding shares of Thawte. The transaction will be accounted for as a purchase and, accordingly, the results of Thawte’s operations will be included in our consolidated financial statements from the date of acquisition.

           Also in December 1999, we announced that we would acquire Signio, Inc. (“Signio”), a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. We completed this acquisition on February 2000 and issued approximately 5.6 million shares of our common stock in exchange for all of the outstanding shares of Signio and we also assumed Signio’s outstanding employee stock options. The transaction will be accounted for as a purchase.

            We announced in March 2000, that we would acquire Network Solutions, Inc. (“Network Solutions ”), a publicly held company that provides Internet domain name registration and global registry services. Based on the completion of a 2-for-1 stock split of Network Solution’s common stock on March 10, 2000, we will issue 1.075 shares of our common stock in exchange for all the outstanding shares of Network Solutions. In addition, any options or warrants to purchase Network Solutions capital stock will be exchanged, as applicable, to purchase VeriSign common stock according to the exchange ratio. The transaction will be accounted for as a purchase. The acquisition is subject to customary conditions of closing including approval by both the VeriSign and Network Solutions stockholders.

           As a result of our acquisitions of Thawte and Signio, we expect to record goodwill and other intangible assets of approximately $2 billion. These amounts will be amortized over a two to three year period, which will adversely affect our results of operations. If we complete our proposed acquisition of Network Solutions, we expect to record additional substantial amounts of goodwill and other intangible assets. We expect this amount may range from $18 billion to $20 billion. Therefore, we will experience net losses as we incur charges relating to these assets.

           We have experienced substantial operating losses in each fiscal period since our inception, except for the fourth quarter of 1999. As of December 31, 1999, we had an accumulated deficit of $47.5 million. These operating losses and accumulated deficit resulted from the significant costs incurred in the development and sale of our Internet trust services and in the establishment and deployment of our technology, infrastructure and practices. Although our revenues have grown in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. In addition, although we achieved an operating profit during the quarter ended December 31, 1999, we may not be able to sustain profitability on a quarterly or annual basis in the future. A more complete description of these and other risks relating to our business is set forth under the caption “Factors That May Affect Future Results of Operations.”

Results of Operations

Revenues

	1999	Change	1998	Change	1997
	(Dollars in thousands)
Revenues	$84,776	118%	$38,930	191%	$13,356

           Revenues increased significantly in 1999 from 1998 and 1997 due to higher sales of our Internet-based trust services, particularly our website digital certificates, affiliate processing and service centers, VeriSign OnSite services, and the delivery of more training and services. In addition, in 1999, we expanded our international affiliate network and experienced significant growth in international markets. In 1998, we completed certain work required under various consulting contracts and recognized the related portion of revenues. We have had no significant increases in our per-unit prices since the third quarter of 1997,when we increased our per-unit prices for digital certificates by approximately 15%.

           No customer accounted for 10% or more of revenues in 1999 or 1998. VISA International accounted for approximately 10% of our revenues in 1997. Revenues of VeriSign Japan and revenues from other international customers accounted for 27% of total revenues in 1999, 14% in 1998 and less than 10% in 1997.

Costs and Expenses

Cost of revenues

	1999	Change	1998	Change	1997
	(Dollars in thousands)
Cost of revenues	$31,898	64%	$19,454	101%	$9,689
Percentage of revenues	38%		50%		73%

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

           Growth of revenues was the primary factor in the increase of cost of revenues in 1999 from 1998 and in 1998 from 1997. We hired more employees to support the growth of demand for our products and services during the period and to support the growth of our security consulting and training activities. The cost of insurance premiums for our service warranty plan increased because of greater certificate volume as well as because this plan was not in effect for a portion of 1997. In addition, we incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program and increased expenses related to the cost of software products resold to customers as part of network security solution implementations.

           Cost of revenues as a percentage of revenues decreased in 1999 from 1998 and in 1998 from 1997 primarily due to the overall increase in revenues, the continued realization of economies of scale from our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process.

           Certain of our services, such as implementation consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. As a result, we anticipate that cost of revenues will vary in future periods depending on the mix of services sold.

Sales and marketing

	1999	Change	1998	Change	1997
	(Dollars in thousands)
Sales and marketing	$34,145	49%	$22,943	94%	$11,826
Percentage of revenues	40%		59%		89%

           Sales and marketing expenses consist primarily of costs related to sales, marketing, practices and external affair activities. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs.

           Sales and marketing expenses increased in 1999 from 1998 and in 1998 from 1997 as a result of the continued growth of our direct sales force and the expansion of our marketing efforts, particularly in lead and demand generation activities. The expansion of our international sales presence in Europe during the second half of 1999 also contributed to the increase from 1998. The increase in 1998 from 1997 was also caused by the expansion of the sales and marketing organization related to our security consulting and training services. Sales and marketing expenses as a percentage of revenues decreased in each year primarily due to the greater revenue base as well as the increase in recurring revenue from existing customers, which tend to have lower acquisition costs associated with them. In addition, the productivity of our direct sales force increased, as did the effectiveness of our marketing lead and demand generation activities.

           We anticipate that sales and marketing expenses will continue to increase in absolute dollars as we expand our direct sales force and increase our marketing and demand generation activities both in the United States and internationally.

Research and development

	1999	Change	1998	Change	1997
	(Dollars in thousands)
Research and development	$13,303	58%	$8,435	59%	$5,303
Percentage of revenues	16%		22%		40%

           Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

           Research and development expenses increased in absolute dollars in each year as we invested in the design, testing and deployment of, and technical support for, our expanded Internet trust service offerings and technology. The increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. During 1999, we continued to make significant investments in development of all of our services. The decrease in research and development expenses as a percentage of revenues in 1999 from 1998 and in 1998 from 1997 is primarily due to the fact that revenues increased faster than research and development expenses in these periods.

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

General and administrative

	1999	Change	1998	Change	1997
	(Dollars in thousands)
General and administrative	$8,740	14%	$7,688	53%	$5,039
Percentage of revenues	10%		20%		38%

           General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, finance and human relations personnel, facilities and computer and communications equipment, support services and professional services fees.

           Our expenses increased in 1999 from 1998 and in 1998 from 1997 primarily due to the increased staffing levels required to manage and support our expanded operations, the implementation of additional management information systems and related procedures, and the expansion of our corporate headquarters. The decrease in general and administrative expenses as a percentage of revenues in these years is primarily due to the fact that revenues increased faster than general and administrative expenses as we began to experience economies of scale in our corporate infrastructure.

           We expect to continue to invest in a more comprehensive executive and administrative infrastructure, including upgrading to more robust information systems. As a result, we anticipate that general and administrative expenses will increase in absolute dollars.

Special charges

	1999	Change	1998	Change	1997
	(Dollars in thousands)
Special charges	$ —	(100)%	$3,555	27%	$2,800
Percentage of revenues	—		9%		21%

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

           In September 1996, VeriFone, Inc., which subsequently became a wholly-owned subsidiary of Hewlett-Packard, filed a lawsuit against VeriSign alleging, among other things, trademark infringement. In November 1997, VeriSign, Hewlett-Packard and VeriFone reached an agreement, under which, among other things, we issued 1,000,000 shares of our common stock, which were transferred to Hewlett-Packard, and VeriSign and VeriFone settled all claims. The settlement amount was recorded in the third quarter of 1997 as a $2.0 million charge to operations.

           In November 1997, we entered into a preferred provider agreement with Microsoft whereby we agreed to jointly develop, promote and distribute a variety of client-based and server-based digital certificate solutions. Under this agreement, we have been designated as the premier provider of digital certificates for Microsoft customers. In connection with the agreement, we issued 400,000 shares of our common stock to Microsoft and recorded an $800,000 charge to operations.

Interest Income

	1999	Change	1998	Change	1997
	(Dollars in thousands)
Interest income	$7,365	223%	$2,280	85%	$1,235
Percentage of revenues	9%		6%		9%

           Interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments.

           The increase in interest income in 1999 from 1998 and in 1998 from 1997 is primarily due to a higher average cash and short-term investment base as a result of our offerings of our common stock to the public in January 1999 and January 1998.

Other Expense, Net

	1999	Change	1998	Change	1997
	(Dollars in thousands)
Other expense, net	$(936)	(485)%	$(160)	(162)%	$(61)
Percentage of revenues	(1)%	—	—

           Other expense, net consists of interest expense on bank borrowings of VeriSign Japan, the effect of foreign currency transaction gains and losses, gains or losses on the disposal of property and equipment and other miscellaneous expenses.

           The increase in other expense, net, is substantially due to higher losses on disposals of assets and an increase in miscellaneous expenses.

Provision for Income Tax

           We have not recorded any provision for federal and California income taxes because we have experienced an accumulated deficit since inception. As of December 31, 1999, we had federal net operating loss carryforwards of approximately $127.4 million and California net operating loss carryforwards of approximately $64.5 million. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2019 and the state net operating loss carryforwards will expire in 2004. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership change. We do not anticipate that any material limitation exists on our ability to use our carryforwards and credits.

           We have recognized approximately $46 million of deferred tax assets during 1999 to offset a deferred tax liability of an equal amount, which arose as a result of the comprehensive income arising from the unrealized gain on our investment in Keynote Systems. Approximately $29 million of this offset related to deferred tax assets, which resulted from stock option exercises. Accordingly, a $29 million charge in lieu of taxes was charged to comprehensive income, with an offsetting credit to additional paid in capital.

           We have provided a full valuation allowance on the remaining deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. All of the remaining valuation allowance offsets deferred tax assets, which arose as the result of stock option exercises. Accordingly, the reversal of the remaining valuation allowance will result in a credit to additional paid in capital and will not result in a future income statement benefit. See Note 7 of Notes to Consolidated Financial Statements.

Minority Interest in Net Loss of Subsidiary

           Minority interest in the net losses of VeriSign Japan K.K. was $.8 million in 1999, $1.3 million in 1998 and $1.5 million in 1997. The year-to-year decreases are primarily due to VeriSign Japan’s increased revenue as compared to the prior years. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net loss of subsidiary will fluctuate in future periods.

Factors That May Affect Future Results of Operations

Our business depends on the adoption and continued use of IP networks.

           In order for VeriSign to be successful, IP networks must be widely adopted, in a timely manner, as a means of trusted and secure electronic commerce and communications. Because electronic commerce and communications over IP networks are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. To date, many businesses and consumers have been deterred from utilizing IP networks for a number of reasons, including, but not limited to:

•	potentially inadequate development of network infrastructure;

•	security concerns including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

•	other security concerns such as attacks on popular websites by “hackers; ”

•	inconsistent quality of service;

•	lack of availability of cost-effective, high-speed service;

•	limited numbers of local access points for corporate users;

•	inability to integrate business applications on IP networks;

•	the need to operate with multiple and frequently incompatible products; and

•	a lack of tools to simplify access to and use of IP networks.

           The adoption of IP networks will require a broad acceptance of new methods of conducting business and exchanging information. Organizations that already have invested substantial resources in other methods of conducting business may be reluctant to adopt new methods. Also, individuals with established patterns of purchasing goods and services and effecting payments may be reluctant to change.

           The use of IP networks may not increase or may increase more slowly than we expect because the infrastructure required to support widespread use might not develop. The Internet may continue to experience significant growth both in the number of users and the level of use. However, the Internet infrastructure may not be able to continue to support the demands placed on it by continued growth. Continued growth may also affect the Internet ’s performance and reliability. In addition, the growth and reliability of IP networks could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation. Changes in, or insufficient availability of, communications services to support IP networks could result in poor performance and also adversely affect their level of usage. Any of these factors could materially harm our business. See “Business—Customers and Markets. ”

Our market is new and evolving.

           We target our Internet-based trust services at the market for trusted and secure electronic commerce and communications over IP networks. This is a new and rapidly evolving market that may not continue to grow. Accordingly, the demand for our Internet-based trust services is very uncertain. Even if the market for electronic commerce and communications over IP networks grows, our Internet-based trust services may not be widely accepted. The factors that may affect the level of market acceptance of digital certificates and, consequently, our Internet-based trust services include the following:

•	market acceptance of products and services based upon authentication technologies other than those we use;

•	public perception of the security of digital certificates and IP networks;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting electronic commerce and communications over IP networks.

           Even if digital certificates achieve market acceptance, our Internet-based trust services may fail to address the market’s requirements adequately. If digital certificates do not achieve market acceptance in a timely manner and sustain such acceptance, or if our Internet-based trust services in particular do not achieve or sustain market acceptance, our business would be materially harmed. See “Business—Customers and Markets.”

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

           We retain certain confidential customer information in our secure data centers. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-ins or other security breaches or compromises of the information stored at our secure data centers may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our Internet-based trust services. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services. See “Business —Infrastructure” and “—Security and Trust Practices ” and “Properties.”

We have a limited operating history.

           VeriSign was incorporated in April 1995, and we began introducing our Internet-based trust services in June 1995. In addition, we have completed three acquisitions since 1998. Accordingly, we have only a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets. Our success will depend on many factors, including, but not limited to, the following:

•	the rate and timing of the growth and use of IP networks for electronic commerce and communications;

•	the extent to which digital certificates are used for such communications and commerce;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the demand for our Internet-based trust services;

•	competition levels;

•	the perceived security of electronic commerce and communications over IP networks;

•	the perceived security of our services, technology, infrastructure and practices; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our Internet-based trust services and our digital certificates to our new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new Internet-based trust services; and

•	successfully introduce enhancements to our existing Internet-based trust services to address new technologies and standards.

            We cannot be certain that we will successfully address any of these risks.

We may not be able to integrate our recent acquisitions successfully

           We acquired Thawte and Signio in February 2000 and we have recently agreed to acquire Network Solutions. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. In addition, assimilating acquired businesses involve a number of other risks, including, but not limited to:

•
the additional expense associated with the amortization of goodwill and other intangible assets, which we expect will be an aggregate of approximately $2 billion for the two acquisitions, and will be amortized generally from two to three years;

•	unanticipated costs or the incurrence of unknown liabilities;

•	the need to manage more geographically-dispersed operations, such as Thawte’s offices in North Carolina and South Africa;

•	diversion of management’s resources from other business concerns;

•	the inability to retain the employees of the acquired businesses;

•	adverse effects on existing customer relationships of Thawte or Signio;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	our inability to incorporate acquired technologies successfully into our Internet-based trust services; and

•	the inability to maintain uniform standards, controls, procedures and policies.

           In addition, in March 2000, we agreed to acquire Network Solutions. If this acquisition is consummated, we could experience similar integration issues.

We must manage our growth and expansion.

           Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. VeriSign has grown from 26 employees at December 31, 1995 to 394 employees at December 31, 1999. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. We also expanded our operations by acquiring SecureIT during 1998 and both Thawte and Signio in February 2000 and we will expand significantly if our proposed acquisition of Network Solutions is completed. To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could materially harm our business.

We must establish and maintain strategic and other relationships with third parties.

           One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we failed, we would have to devote substantially more resources to the distribution, sale and marketing of our Internet-based trust services than we would otherwise. Furthermore, as a result of our emphasis on these relationships, our success in these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our Internet-based trust services successfully. Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our Internet-based trust services could materially harm our business.

            Our existing relationships do not, and any future relationships may not, afford VeriSign any exclusive marketing or distribution rights. In addition, the other parties may not view their relationships with us as significant for their own businesses. Therefore, they could reduce their commitment to VeriSign at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services either on their own or in collaboration with others, including our competitors. If we are unable to maintain our relationships or to enter into additional relationships, our business could be materially harmed. See “Business —Strategic Relationships” and “ —Marketing, Sales and Distribution.”

Certain of our Internet-based trust services have lengthy sales and implementation cycles.

           We market many of our Internet-based trust services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers ’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our Internet-based trust services can be lengthy, potentially lasting from three to six months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

Our international operations are subject to certain risks.

           Revenues of VeriSign Japan K.K., or VeriSign Japan, and revenues from other international affiliates and customers accounted for approximately 27% of our revenues in 1999. We intend to expand our international operations and international sales and marketing activities. For example, with our acquisition of Thawte we have additional operations in South Africa. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet-based trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our Internet-based trust services and in developing international distribution or operating relationships. We may not succeed in expanding our Internet-based trust service offerings into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	regulatory requirements;

•	legal uncertainty regarding liability;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles; problems in collecting accounts receivable;

•	difficulty of authenticating customer information;

•	political instability;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

           We have licensed to international affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet-based trust services. The VeriSign Processing Center platform provides an affiliate with the knowledge and technology to offer Internet-based trust services similar to those offered by VeriSign. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and be perceived by the marketplace to be secure. Although we provide the affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market’s perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. See “—System interruptions and security breaches could harm our business” and “Business—VeriSign ’s Trust Services.”

           All of our international revenues from sources other than VeriSign Japan are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations. See “Business —Marketing, Sales and Distribution. ”

Acquisitions could harm our business.

           During 1998, we acquired SecureIT and in February 2000, we acquired Thawte and Signio. In addition, we agreed to acquire Network Solutions in March 2000. We may acquire additional businesses, technologies, product lines or service offerings in the future. Acquisitions involve a number of risks including among others:

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential disruption of our business;

•	our inability to integrate, train, retain and motivate key personnel of the acquired business;

•	the diversion of our management from our day-to-day operations;

•	our inability to incorporate acquired technologies successfully into our Internet-based trust services;

•	the additional expense associated with completing an acquisition and amortizing any acquired intangible assets;

•	the potential impairment of relationships with our employees, customers and strategic partners; and

•	the inability to maintain uniform standards, controls, procedures and policies.

           If we are unable to successfully address any of these risks, our business could be materially harmed.

Year 2000 Issues

           To date, we have experienced no significant disruption of our operations nor have our customers reported to us any significant problems with our products or services as a result of Year 2000 issues.

Liquidity and Capital Resources

	1999	1998	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$156,480	$41,745	275%
Working capital	$140,163	$31,085	351%
Stockholders ’ equity	$298,359	$40,728	633%

           Prior to our initial public offering, we financed our operations primarily through private sales of equity securities, raising approximately $46.1 million. Our initial public offering, which we completed in January 1998, yielded net proceeds of approximately $43.7 million. In January 1999, we sold an additional 6,390,000 shares of common stock to the public for net proceeds of approximately $121.4 million. At December 31, 1999, our principal source of liquidity was $156.5 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds.

           Net cash provided by operating activities was $14.7 million in 1999, primarily as a result of net income after adjustment for non-cash items such as depreciation and amortization and cash provided by increased deferred revenue, which was partially offset by increases in accounts receivable and other current assets. Cash used in operating activities was $11.8 million in 1998 and $12.8 million in 1997. Net cash used in operating activities in 1998 and 1997 was primarily the result of net losses and increases in accounts receivable which were partially offset by non-cash charges and increases in accounts payable, accrued liabilities and deferred revenue.

           Net cash used in investing activities was $103.2 million in 1999, $16.0 million in 1998 and $15.3 million in 1997. In 1999, net cash used in investing activities primarily related to net purchases of short-term investments totaling $67.0 million and an increase of $26.5 million in long-term investments. In 1998 and 1997, net cash used in investing activities was primarily the result of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. In addition, cash used in investing activities included net purchases of short-term investments of $11.0 million in 1998 and $8.0 million in 1997. Capital expenditures for property and equipment totaled $6.0 million in 1999, $4.4 million in 1998 and $6.8 million in 1997. Our planned capital expenditures for 2000 are approximately $6.0 million to $8.0 million, primarily for computer and communications equipment and leasehold improvements. In addition, we are currently implementing a new enterprise resource planning system, for which we expect to expend approximately $4.0 million in 2000. As of December 31, 1999, we also had commitments under noncancelable operating leases for our facilities for various terms through 2005. See Note 8 of Notes to Consolidated Financial Statements.

           Net cash provided by financing activities was $136.2 million in 1999, $45.7 million in 1998 and $3.1 million in 1997. In 1999, we received net cash proceeds of $121.4 million from the public offering of our stock and in 1998, we received net cash proceeds of $43.7 million from our initial public offering. In addition, net cash provided by financing activities of VeriSign Japan was $2.5 million in 1997, resulting from the sale of capital stock to minority investors and from the proceeds of bank borrowings.

           We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. However, at some time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. Such additional funding, if needed, might not be available on terms attractive to us, or at all. If we have to enter into strategic relationships to raise additional funds we might be required to relinquish rights to certain of our technologies. Our failure to raise capital when needed could materially harm our business. If additional funds are raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common stock.

Recent Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No 133, as amended, for the year ending December 31, 2001.

           In December 1998, the AICPA issued SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” SOP No. 98-9 requires recognition of revenue using the “residual method” in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. We will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extended the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through our year ended December 31, 1999. We expect that the adoption of SOP No. 98-9 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

           The primary objective of VeriSign’s investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of December 31, 1999, 90% of our non-strategic investments mature in less than one year. See Note 3 of Notes to Consolidated Financial Statements.

           The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Six Months or Less	Six Months to One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Included in cash and cash equivalents	43,130	—	—	43,130	43,130
Weighted-average interest rate	6.10%	—	—
Included in short-term investments	52,669	33,966	—	86,635	86,098
Weighted-average interest rate	5.70%	6.0%	—
Included in long-term investments	—	—	14,000	14,000	13,849
Weighted-average interest rate	—	—	5.99%

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Financial Statements

           VeriSign’s financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled “FINANCIAL STATEMENTS. ”

Supplemental Data

           The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 1999 and reflect VeriSign’s results as restated to reflect our acquisition of SecureIT, Inc. in 1998, which was accounted for as a pooling of interests. See Note 2 of Notes to Consolidated Financial Statements.

	1999
	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues	$15,582	$18,736	$22,782	$27,676	$84,776
Total costs and expenses	19,011	20,679	22,781	25,615	88,086
Operating income (loss)	(3,429)	(1,943)	1	2,061	(3,310)
Minority interest in net loss of subsidiary	250	178	294	114	836
Net income (loss)	(1,993)	(152)	1,567	4,533	3,955
Basic net income (loss) per share	(.02)	.00	.02	.04	.04
Diluted net income (loss) per share	(.02)	.00	.01	.04	.03

	1998
	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues	$ 6,662	$ 8,552	$10,505	$13,211	$38,930
Total costs and expenses	12,146	14,322	19,087	16,520	62,075
Operating loss	(5,484)	(5,770)	(8,582)	(3,309)	(23,145)
Minority interest in net loss of subsidiary	389	324	237	332	1,282
Net loss	(4,703)	(4,789)	(7,717)	(2,534)	(19,743)
Basic net income (loss) per share	(.07)	(.05)	(.09)	(.03)	(.24)
Diluted net income (loss) per share	(.07)	(.05)	(.09)	(.03)	(.24)

           Our quarterly operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	continued market acceptance of our Internet-based trust services;

•	the long sales and implementation cycles for, and potentially large order sizes of, certain of our Internet-based trust services;

•	the timing and execution of individual contracts;

•	customer renewal rates for our Internet-based trust services;

•	the timing of releases of new versions of Internet browsers or other third-party software products and networking equipment which include our digital certificate service interface technology;

•	the mix of our services sold during a quarter;

•	our success in marketing other Internet-based trust services to our existing customers and to new customers;

•	continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

•	market acceptance of our Internet-based trust services or our competitors ’ products and services;

•	our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development and technical support personnel;

•	our ability to expand our operations;

•	our success in assimilating the operations and personnel of SecureIT and any other acquired businesses;

•	amortization of goodwill and intangible assets from acquisitions;

•	other acquisition-related expenses;

•	the amount and timing of expenditures related to expansion of our operations;

•	the impact of price changes in our Internet-based trust services or our competitors ’ products and services; and

•	general global economic conditions and economic conditions specific to IP network industries.

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

Proceeds from Public Offering

           In January 1998, VeriSign completed the initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Hambrecht & Quist LLC and Wessels, Arnold & Henderson L.L.C. We realized net proceeds from the offering of approximately $43.7 million after deducting the underwriting discounts and commissions and expenses of the offering. Through December 31, 1999, we used approximately $14.9 million of the net proceeds from the offering to fund operating expenses, the transaction charges related to the acquisition of SecureIT and increased working capital. Approximately $10.4 million of the net proceeds was used to purchase and install computers and peripheral equipment and leasehold improvements and approximately $12.9 million was used to invest in certain companies as long-term investments. The remaining $5.5 million has been invested in short-term, interest-bearing, investment grade securities.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

           There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information with respect to this item may be found in the section captioned “Directors and Executive Officers of the Registrant” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

           Information with respect to this item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with VeriSign’s 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information with respect to this item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information with respect to this item may be found in the section captioned “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

           (a)  Documents filed as part of this report

1. Financial statements

• Management ’s Report
• Independent Auditors’ Report
• Consolidated Balance Sheets As of December 31, 1999 and 1998
• Consolidated Statements of Operations Years Ended December 31, 1999, 1998 and 1997
• Consolidated Statements of Stockholders’ Equity Years Ended December 31, 1999, 1998 and 1997
• Consolidated Statements of Comprehensive Income (Loss) Years Ended December 31, 1999, 1998 and 1997
• Consolidated Statements of Cash Flows Years Ended December 31, 1999, 1998 and 1997
• Notes to Consolidated Financial Statements

2. Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown in either in the consolidated financial statements or the notes thereto.

3. Exhibits

           (a)  Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.01	Agreement and Plan of Reorganization dated as of July 6, 1998 by and between the Registrant, VeriSign Merger Corp., SecureIT and the shareholders of SecureIT	8-K	7/6/98	2.01

2.02	Agreement and Plan of Reorganization dated as of December 17, 1999 by and among the Registrant, Signio, Inc. and BEHAD Acquisition Corp.	8-K	3/7/00	2.1

2.03	Exchange Agreement dated as of December 17, 1999 by and between the Registrant and Mark Shuttleworth	8-K	2/16/00	2.1

2.04	Agreement and Plan of Reorganization dated as of March 6, 2000 by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

3.02	Third Amended and Restated Certificate of Incorporation of the Registrant	S-1	1/29/98	3.02

3.04	Amended and Restated Bylaws of the Registrant	S-1	1/29/98	3.04

3.05	Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant	S-8	7/15/99	4.03

4.01	Investors’ Rights Agreement, dated November 15, 1996, among the Registrant and the parties indicated therein	S-1	1/29/98	4.01
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.04	First Amendment to Amended and Restated Investors’ Rights Agreement dated as of July 7, 1998 by and between the Registrant and certain stockholders of the Registrant	8-K	7/6/98	4.01

4.05	Registration Rights Agreement dated as of July 6, 1998by and between the Registrant and the former shareholders of SecureIT	S-8	7/7/98	4.09

4.06	Registration Rights Agreement dated as of December 19, 1999 by and between the Registrant and the Mark Shuttleworth				X

10.01	Registrant ’s 1998 Equity Incentive Plan	S-8	7/15/99	4.04

10.02	Registrant ’s 1998 Employee Stock Purchase Plan	S-8	7/15/99	4.05

10.03	Form of Non-Plan Stock Option for options granted to certain non- executive officer employees	S-8	7/15/99	4.06

10.05	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	S-1	1/29/98	10.05

10.06	Registrant ’s 1995 Stock Option Plan and related documents	S-1	1/29/98	10.06

10.07	Registrant ’s 1997 Stock Option Plan	S-1	1/29/98	10.07

10.08	Registrant ’s 1998 Directors’ Stock Option Plan and related documents	S-1	1/29/98	10.8

10.09	Registrant ’s 1998 Equity Incentive Plan and related documents	S-1	1/29/98	10.09

10.10	Registrant ’s 1998 Employee Stock Purchase Plan and related documents	S-1	1/29/98	10.10

10.11	Registrant ’s Executive Loan Program of 1996	S-1	1/29/98	10.11

10.14	Form of Full Recourse Secured Promissory Note and Form of Pledge and Security Agreement entered into between the Registrant and certain executive officers	S-1	1/29/98	10.14

10.15	Assignment Agreement, dated April 19,1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.16	BSAFE/TIPEM OEM Master License Agreement, dated April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

10.17	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.18*	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation	S-1	1/29/98	10.18

10.19*	Master Development and License Agreement, dated September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/29/98	10.19

10.20	License Agreement, dated December 16, 1996, between the Registrant and veriSign Japan K.K.	S-1	1/29/98	10.20
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.21	Loan Agreement, dated January 30, 1997, between the Registrant and Venture Lending & Leasing, Inc.	S-1	1/29/98	10.21

10.22	Security Agreement, dated January 30, 1997, between the Registrant and Venture Lending & Leasing, Inc.	S-1	1/29/98	10.22

10.23*	VeriSign Private Label Agreement, dated April 2, 1996, between the Registrant and VISA International Service Association	S-1	1/29/98	10.23

10.24*	VeriSign Private Label Agreement dated October 3, 1996, between the Registrant and VISA International Service Association	S-1	1/29/98	10.24

10.25	Lease Agreement, dated August 15, 1996, between the Registrant and Shoreline Investments VII	S-1	1/29/98	10.25

10.26	Lease Agreement, dated September 18, 1996, between the Registrant and Shore-line Investments VII	S-1	1/29/98	10.26

10.27	Sublease Agreement, dated September 5, 1996, between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/29/98	10.27

10.28	Employment Offer Letter Agreement, between the Registrant and Stratton Sclavos, dated June 12, 1995, as amended October 4, 1995	S-1	1/29/98	10.28

10.30	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.31	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.32	Sublease dated as of September 25, 1998 between the Registrant and Silicon Graphics, Inc.	S-1	1/5/99	10.32

21.01	Subsidiaries of the Registrant				X

23.01	Consent of KPMG LLP				X

27.01	Financial Data Schedule (in EDGAR version only)				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

           (b)  Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended December 31, 1999.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 17th day of March 2000.

VERISIGN , INC .

/s/ STRATTON D. SCLAVOS
By
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

           In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March 2000.

Signature	Title

/s/ STRATTON D. SCLAVOS Stratton D. Sclavos	President, Chief Executive Officer and Director

/s/ DANA L. EVAN Dana L. Evan	Executive Vice President of Finance and Administration and Chief Financial Officer

/s/ D. JAMES BIDZOS D. James Bidzos	Chairman of the Board

/s/ WILLIAM CHENEVICH William Chenevich	Director

/s/ KEVIN R. COMPTON Kevin R. Compton	Director

/s/ DAVID J. COWAN David J. Cowan	Director

/s/ TIMOTHY TOMLINSON Timothy Tomlinson	Director and Secretary

SUMMARY OF TRADEMARKS

           The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-K:

Trademarks

Global Site ™
Global Site Plus ™
OnSite ®
Secure Site ™
Secure Site Plus ™
SecureIT ™
VeriSign Logo
VeriSign Service Center
VeriSign Processing Center
VeriSign is a registered trademark exclusively licensed to VeriSign, Inc.

Service Marks

GoSecure! SM
The Internet Trust Company SM
The Sign of Trust on the Net SM
VeriSign OnSite SM
VeriSign Trust Network SM
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

MANAGEMENT’S REPORT

           VeriSign’s management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

           VeriSign’s management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is continuously monitored by direct management review. VeriSign selects and trains qualified people who are provided with and expected to adhere to our standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of our control system.

           VeriSign’s consolidated financial statements have been audited by KPMG LLP, independent auditors. Their audits were conducted in accordance with generally accepted auditing standards, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

           The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent auditors to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

VERISIGN , INC .

/s/ Stratton D. Sclavos
By
Stratton D. Sclavos,
President and Chief Executive Officer

/s/ Dana L. Evan
By
Dana L. Evan,
Executive Vice President of
Finance and Administration and
Chief Financial Officer

Mountain View, California
January 14, 2000

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of VeriSign, Inc.:

           We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California
January 14, 2000

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$ 70,382	$ 22,786
Short-term investments	86,098	18,959
Accounts receivable, net of allowance for doubtful accounts of $1,108 in 1999 and $517 in 1998	22,727	9,769
Prepaid expenses and other current assets	3,635	2,174

Total current assets	182,842	53,688
Property and equipment, net	10,194	9,234
Long-term investments	144,751	436
Other assets, net	3,379	937

	$ 341,166	$ 64,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 4,665	$ 5,472
Accrued liabilities	6,237	4,035
Deferred revenue	31,777	13,096

Total current liabilities	42,679	22,603
Minority interest in subsidiary	128	964

Commitments

Stockholders ’ equity:
Preferred stock —par value $.001 per share
Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 200,000,000
Issued and outstanding shares: 103,482,841 at December 31, 1999 92,346,768 at December 31, 1998	103	92
Additional paid-in capital	258,239	92,728
Notes receivable from stockholders	—	(409)
Unearned compensation	(172)	(276)
Accumulated deficit	(47,452)	(51,407)
Accumulated other comprehensive income	87,641	—

Total stockholders’ equity	298,359	40,728

	$ 341,166	$ 64,295

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	1999	1998	1997
Revenues	$ 84,776	$ 38,930	$ 13,356

Costs and expenses:
Cost of revenues	31,898	19,454	9,689
Sales and marketing	34,145	22,943	11,826
Research and development	13,303	8,435	5,303
General and administrative	8,740	7,688	5,039
Special charges	—	3,555	2,800

Total costs and expenses	88,086	62,075	34,657

Operating loss	(3,310)	(23,145)	(21,301)
Interest income	7,365	2,280	1,235
Other expense, net	(936)	(160)	(61)

Income (loss) before minority interest	3,119	(21,025)	(20,127)
Minority interest in net loss of subsidiary	836	1,282	1,538

Net income (loss)	$ 3,955	$(19,743)	$(18,589)

Net income (loss) per share:
Basic	$ .04	$ (.24)	$ (.65)

Diluted	$ .03	$ (.24)	$ (.65)

Shares used in per share computation:
Basic	100,531	83,492	28,484

Diluted	114,610	83,492	28,484

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31,
	1999	1998	1997
Preferred stock:
Balance, beginning of year:
No shares at January 1, 1999
40,124,024 shares at January 1, 1998
40,124,024 shares at January 1, 1997	$ —	$40	$ 40
Conversion of preferred stock to common stock (40,124,024) shares in 1998	—	(40)	—

Balance, end of year:
No shares at December 31, 1999
No shares at December 31, 1998
40,124,024 shares at December 31, 1997	—	—	40

Common stock:
Balance, beginning of year:
92,346,768 shares at January 1, 1999
35,145,704 shares at January 1, 1998
31,439,848 shares at January 1, 1997	92	36	32
Issuance of common stock:
81,600 shares in 1998
487,232 shares in 1997	—	—	—
Issuance of common stock for litigation settlement:
1,000,000 shares in 1997	—	—	1
Issuance of common stock for preferred provider agreement:
400,000 shares in 1997	—	—	1
Issuance of common stock through public offerings:
6,390,000 shares in 1999
13,800,000 shares in 1998	6	13	—
Conversion of preferred stock to common stock:
40,124,024 shares in 1998	—	40	—
Issuance of common stock under employee stock purchase plan:
547,896 shares in 1999
232,900 shares in 1998	1	—	—
Exercise of common stock options:
4,198,177 shares in 1999
2,962,540 shares in 1998
2,131,124 shares in 1997	4	3	2
Repurchase of common stock:
(312,500) shares in 1997	—	—	—

Balance, end of year:
103,482,841 shares at December 31, 1999
92,346,768 shares at December 31, 1998
35,145,704 shares at December 31, 1997	103	92	36

(Continued)

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands, except share data)

	Year Ended December 31,
	1999	1998	1997
Additional paid-in capital:
Balance, beginning of year	$ 92,728	$ 45,360	$ 41,272
Issuance of common stock	—	70	643
Issuance of common stock for litigation settlement	—	—	1,999
Issuance of common stock for preferred provider agreement	—	—	800
Issuance of common stock through public offerings, net of offering expenses of $7,239 in 1999 and $4,561 in 1998	121,354	43,729	—
Issuance of common stock under employee stock purchase plan	1,989	693	—
Unearned compensation related to common stock options	—	1,176	414
Repurchase of common stock	—	—	(10)
Income tax benefit from exercise of employee stock options	29,778	—	—
Exercise of common stock options	12,390	1,700	242

Balance, end of year	258,239	92,728	45,360

Notes receivable from stockholders:
Balance, beginning of year	(409)	(644)	(543)
Loans to stockholders to purchase stock options	—	—	(116)
Repurchase of common stock	—	—	10
Payments on notes receivable	409	235	5

Balance, end of year	—	(409)	(644)

Unearned compensation:
Balance, beginning of year	(276)	(380)	—
Stock-based compensation expense related to stock options	—	—	(414)
Amortization of stock-based compensation	104	104	34

Balance, end of year	(172)	(276)	(380)

Accumulated deficit:
Balance, beginning of year	(51,407)	(30,871)	(12,282)
Net income (loss)	3,955	(19,743)	(18,589)
Subchapter S distributions of SecureIT, Inc.	—	(793)	—

Balance, end of year	(47,452)	(51,407)	(30,871)

Accumulated other comprehensive income:
Balance, beginning of year	—	—	—
Unrealized gain on investments, net of tax	87,641	—	—

Balance, end of year	87,641	—	—

Total stockholders’ equity	$298,359	$ 40,728	$ 13,541

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	1999	1998	1997
Net income (loss)	$ 3,955	$(19,743)	$(18,589)
Other comprehensive income:
Unrealized gain on investments, net of tax	87,641	—	—

Comprehensive income (loss)	$91,596	$(19,743)	$(18,589)

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$ 3,955	$(19,743)	$(18,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Special charges	—	—	2,800
Depreciation and amortization	5,404	3,946	2,621
Minority interest in net loss of subsidiary	(836)	(1,282)	(1,538)
Stock-based compensation	104	1,280	34
Loss on disposal of property and equipment	381	42	63
Changes in operating assets and liabilities:
Accounts receivable	(12,958)	(6,379)	(2,628)
Prepaid expenses and other current assets	(1,461)	(1,180)	(208)
Accounts payable	(807)	1,968	1,036
Accrued liabilities	2,202	1,689	250
Deferred revenue	18,681	7,829	3,323

Net cash provided by (used in) operating activities	14,665	(11,830)	(12,836)

Cash flows from investing activities:
Purchases of short-term investments	(132,238)	(63,383)	(11,209)
Maturities and sales of short-term investments	65,099	52,375	3,258
Purchases of long-term investments	(26,896)	(436)	—
Purchases of property and equipment	(6,019)	(4,413)	(6,823)
Other assets	(3,168)	(119)	(505)

Net cash used for investing activities	(103,222)	(15,976)	(15,279)

Cash flows from financing activities:
Proceeds from bank borrowings	—	—	2,420
Repayment of bank borrowings	—	—	(2,678)
Proceeds from issuance of common stock, net of repurchases	135,744	46,208	771
Collections on notes receivable from stockholders	409	235	5
Subchapter S distributions by SecureIT, Inc.	—	(793)	—
Issuance of capital stock by subsidiary to minority interest	—	—	2,533

Net cash provided by financing activities	136,153	45,650	3,051

Net increase (decrease) in cash and cash equivalents	47,596	17,844	(25,064)
Cash and cash equivalents at beginning of year	22,786	4,942	30,006

Cash and cash equivalents at end of year	$ 70,382	$ 22,786	$ 4,942

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Issuance of notes receivable collateralized by common stock	$ —	$ —	$ 116

Income tax benefit from exercise of stock options	$ 29,778	$ —	$ —

Unrealized gain on investments, net of tax	$ 87,641	$ —	$ —

Cash paid for income taxes	$ 698	$ —	$ —

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999, 1998 AND 1997

Note 1.     Description of Business and Summary of Significant Accounting Policies

Business

           VeriSign, Inc. was incorporated in Delaware in April 1995 when RSA Data Security, Inc. ( “RSA”) contributed equipment, other assets and technology for common stock. This transfer of nonmonetary assets was recorded at the founder’s historical cost basis. VeriSign provides Internet-based trust services needed by websites, enterprises and individuals to conduct trusted and secure electronic commerce and communications over the Internet, intranets and extranets (“IP Networks”). VeriSign provides both public and private certificate authority services to organizations needing digital certificates for website authentication, intranet and extranet access control, electronic commerce services and virtual private network connections.

Consolidation

           The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after elimination of intercompany accounts and transactions. As of December 31, 1999, VeriSign owned approximately 50.5% of the outstanding shares of capital stock of its subsidiary, VeriSign Japan K.K. Changes in VeriSign’s proportionate share of the net assets of VeriSign Japan resulting from sales of capital stock by the subsidiary are accounted for as equity transactions.

Foreign Currency Translation

           The functional currency for VeriSign’s international subsidiaries is the U.S. dollar; however, the subsidiaries books of record are maintained in local currency. As a result, the subsidiaries’ financial statements are remeasured into U.S. dollars using a combination of current and historical exchange rates and any transaction gains and losses are included in operating results.

Cash, Cash Equivalents, and Short and Long-Term Investments

           VeriSign considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper, market auction securities, and various deposit accounts.

           VeriSign’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of commercial paper, medium term notes, U.S. government and agency securities and corporate bonds and notes. These investments with original maturities greater than three months and less than twelve months are considered short-term investments and those with original maturities greater than twelve months are considered long-term investments. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

           VeriSign invests in equity instruments of privately-held, technology companies for business and strategic purposes. These investments are included in long-term investments and are accounted for under the cost method. For these non-quoted investments, VeriSign’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. VeriSign identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. During 1999, one of these investments in Keynote Systems, Inc., became a marketable equity security when Keynote Systems, Inc. completed their initial public offering. This investment is subject to significant fluctuations in fair market value due to the volatility of the stock market, and is recorded in long-term investments.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

Property and Equipment

           Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Computer Software Costs

           In March 1998, the AICPA issued SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company implemented SOP 98-1 for the year ended December 31, 1999.

Revenue Recognition

           Revenues from our services consist of fees for the issuance of digital certificates, fees for digital certificate service provisioning, fees for technology and business process licensing to affiliates and fees for consulting, implementation, training, support and maintenance services. Each of these sources of revenue has different revenue recognition methods. We defer revenues from the sale or renewal of digital certificates and recognize these revenues ratably over the life of the digital certificate, generally 12 months. We defer revenues from the sale of our OnSite managed services and recognize these revenues ratably over the term of the license, generally 12 months. We recognize revenues from the sale of digital certificate technology and business process licensing to affiliates upon delivery of the technology and signing of an agreement, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant production, modification or customization of the software. We recognize revenues from consulting and training services using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements. We recognize revenues ratably over the term of the agreement for support and maintenance services.

           VeriSign recognizes revenue in accordance with the American Institute of Certified Public Accountants ’ (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered.

Research and Development Costs

           Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

Advertising Expense

           Advertising expense is charged to operations as incurred. Advertising expense was $3,037,000 in 1999, $1,858,000 in 1998 and $197,000 in 1997.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

Income Taxes

           VeriSign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets whose realization is not sufficiently likely.

Stock-Based Compensation

           VeriSign accounts for its equity-based compensation plan using the intrinsic value method.

Net Income (Loss) Per Share

           Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options computed using the treasury stock method and convertible securities using the if-converted method.

           The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations:

	Year Ended December 31,
	1999	1998	1997
	(In thousands)
Shares used to compute basic net income (loss) per share:
Weighted average shares outstanding	100,531	83,492	28,484
Dilutive stock options	14,079	—	—

Shares used to compute diluted net income (loss) per share	114,610	83,492	28,484

           For 1999, VeriSign excluded from the calculation of diluted net income per share 481,320 shares related to stock options with an exercise price higher than $49.70, the weighted average fair market value for the year. For 1998 and 1997, VeriSign excluded all convertible preferred stock and outstanding stock options from the calculation of diluted net loss per share because these securities would have been anti-dilutive for these periods. The excluded shares totaled 16,516,368 shares for 1998 and 50,495,180 shares for 1997.

Other Comprehensive Income (Loss)

           Other comprehensive income (loss) includes gains and losses that are not included in net income (loss) but instead are recorded directly in stockholders’ equity. Other comprehensive income (loss) includes unrealized gains (losses) on investments.

Concentration of Credit Risk

           Financial instruments that potentially subject VeriSign to significant concentrations of credit risk consist principally of cash, cash equivalents, short and long-term investments and accounts receivable. VeriSign maintains its cash, cash equivalents and short-term investments with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. VeriSign also performs ongoing credit evaluations of its customers and, generally, requires no collateral. VeriSign maintains an allowance for potential credit losses. Amounts added to the allowance for doubtful accounts through charges to bad debt expense totaled $859,000 in 1999, $590,000 in 1998 and $387,000 in 1997. Uncollectible amounts written off totaled $268,000 in 1999, $359,000 in 1998 and $136,000 in 1997.

Related Party Transactions

           During 1998, VeriSign signed a joint venture agreement with certain companies located in France to form Certplus, a provider of Internet trust services. VeriSign has a minority interest of 15% in the joint venture, and therefore has accounted for this as a long-term investment. Certplus is an affiliate in the VeriSign affiliate program. Certplus accounted for approximately 1% of revenues in 1999 and less than 1% of revenues in 1998 and 1997. Certplus accounted for 1% of the accounts receivable balance as of December 31, 1999 and 2% of the accounts receivable balance as of December 31, 1998.

           In February 1999, VeriSign entered into a memorandum of understanding with Keynote Systems. VeriSign is a 7% shareholder of Keynote as of December 31, 1999 and Stratton Sclavos, president and chief executive officer is a member of Keynote’s board of directors. Under the agreement, VeriSign received from Keynote a non-exclusive license to sell two versions of Keynote’s services as an integrated part of VeriSign’s product offerings. Per the agreement, VeriSign will pay a fee to Keynote for each of these introductory services sold to a customer. In the event that Keynote converts the introductory customer into a paying customer within a certain timeframe, then Keynote will pay VeriSign a one-time bounty fee for each customer. Through December 31, 1999, VeriSign has received $20,000 in revenue and has paid Keynote approximately $250,000 under this agreement.

           VeriSign entered into a development agreement in September 1997 with RSA Security, formerly Security Dynamics Technologies, Inc. (“RSA Security”), the parent company of RSA, an approximately 5% stockholder of VeriSign at December 31, 1999, to develop a customized certificate authority product in order to enable RSA Security to offer a product with encryption and digital certificate authority functionality. In December 1998, VeriSign and RSA Security amended the development agreement to grant RSA Security an exclusive license to incorporate the developed technology into original equipment manufacturers’ (“OEM”) products in order to create products incorporating the technology and to sublicense the technology to licensees of the OEMs.

           The development agreement provides that RSA Security pay VeriSign an aggregate of $2.7 million as an initial license fee, of which $.9 million was paid in October 1997, $1.4 million was paid during 1998 and $.4 million was paid during 1999. At the time of the execution of the amendment in December 1998, RSA Security paid VeriSign $500,000. Once RSA Security has received net revenues of $2.8 million from OEMs, it will pay VeriSign a royalty equal to the greater of 18% of net revenues from the sale to OEMs or 18% of 60% of the current list price for the product. RSA Security will not be obligated to pay any royalties to VeriSign with respect to sales to value-added resellers.

           In order for RSA Security to maintain its exclusivity rights, it must make certain minimum aggregate annual payments to VeriSign, which are payable on a quarterly basis. In addition, VeriSign will be obligated to pay RSA Security an amount equal to 8% of net revenue recognized by VeriSign during a VeriSign OnSite customers’ first year using VeriSign OnSite if the customer had previously purchased products from RSA Security that incorporate the developed technology.

           Beginning in March 1998, RSA Security is required to pay VeriSign a monthly product support fee for a three-year period and thereafter for successive annual terms. For a yearly fee, RSA Security can purchase product maintenance services. RSA Security paid both support and maintenance fees aggregating $210,000 in 1999 and $105,000 in 1998.

           Revenue from the development agreement accounted for less than 1% of revenues in 1999, 6% of revenues in 1998 and 4% of revenues in 1997.

           In July 1999, VeriSign entered into a non-exclusive reseller agreement with RSA Security to grant RSA Security the right to resell certain VeriSign products and services for a discounted fee. Revenue from the reseller agreement accounted for 1% of revenues in 1999.

           At December 31, 1999, VeriSign had no customers that accounted for more than 10% of accounts receivable. At December 31, 1998, VeriSign had one customer, a South African systems integrator, that accounted for 18% of accounts receivable. VeriSign had one customer that accounted for 10% of revenues in 1997 and no other customers that accounted for more than 10% of revenues in 1999 or 1998. VeriSign had no other customers that accounted for more than 10% of accounts receivable for any of the dates or years presented.

Impairment of Long-Lived Assets

           VeriSign reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of the carrying amount to future net cash flows the assets are expected to generate. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair market value. To date, no adjustments to the carrying value of long-lived assets have been required.

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

Recent Accounting Pronouncements

           In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because it currently holds no derivative instruments and does not engage in hedging activities, VeriSign expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. VeriSign will be required to implement SFAS No. 133, as amended, for the year ending December 31, 2001.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

            In December 1998, the AICPA issued SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” SOP No. 98-9 requires recognition of revenue using the “residual method” in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. VeriSign will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extended the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the year ended December 31, 1999. We expect that the adoption of SOP No. 98-9 will not have a material impact on our financial position, results of operations or cash flows.

Note 2.     Business Combination

           In July 1998, VeriSign completed a merger with SecureIT, Inc. (“SecureIT”). SecureIT is a provider of Internet and enterprise security solutions comprising a full range of products and services to assist clients with assessing, designing and implementing security solutions. The merger was effected by exchanging approximately 6,664,000 shares of VeriSign common stock for all of the outstanding common stock of SecureIT. Each share of SecureIT was exchanged for 0.164806 of one share of VeriSign common stock. In addition, outstanding SecureIT employee stock options were converted at the same exchange ratio into options to purchase approximately 760,000 shares of VeriSign common stock.

           The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, all prior period financial statements have been restated to include the combined results of operations, financial position and cash flows of SecureIT as if it had always been a part of VeriSign. There were no intercompany transactions between VeriSign and SecureIT prior to the combination that required elimination and there were no material adjustments required to conform SecureIT ’s accounting policies to those of VeriSign. Direct costs and other related merger costs of approximately $3.6 million were incurred in connection with the acquisition (see Note 9).

           The results of operations previously reported by the separate companies and the combined amounts presented in the consolidated financial statements are summarized below.

	Six Months Ended June 30, 1998	Year Ended December 31, 1997
	(In thousands)
Revenues:
VeriSign, Inc.	$ 9,303	$ 9,382
SecureIT, Inc.	5,911	3,974

Combined	$ 15,214	$ 13,356

Net income (loss):
VeriSign, Inc.	$(10,092)	$(19,195)
SecureIT, Inc.	600	606

Combined	$ (9,492)	$(18,589)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 1999, 1998 AND 1997

Note 3.     Cash, Cash Equivalents and Short and Long-Term Investments

           All cash equivalents, short-term investments, and marketable long-term investments have been classified as available-for-sale securities and consist of the following:

	As of December 31, 1999
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$ 22,645	$ —	$—	$ 22,645
Commercial paper	57,243	20	—	57,263
Corporate bonds and notes	28,349	—	(345)	28,004
Money market funds	4,602	—	—	4,602
Medium term corporate notes	23,276	1	(100)	23,177
Market auction securities	5,000	—	—	5,000
U.S. government and agency securities	15,876	—	(87)	15,789

	156,991	21	(532)	156,480

Included in cash and cash equivalents				$ 70,382

Included in short-term investments				$ 86,098

Classified as non-current assets:
Equity securities	12,925	117,977	—	130,902
U.S. government and agency securities	14,000	—	(151)	13,849

	26,925	117,977	(151)	144,751

Total cash and securities	$183,916	$117,998	$(683)	$301,231

	As of December 31, 1998
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$ 3,619	$ —	$ —	$ 3,619
Commercial paper	21,451	6	—	21,457
Corporate bonds and notes	5,031	—	(8)	5,023
Money market funds	4,600	—	—	4,600
Medium term corporate notes	4,049	2	(5)	4,046
Market auction securities	3,000	—	—	3,000

	41,750	8	(13)	41,745
Included in cash and cash equivalents				$22,786

Included in short-term investments				$18,959

Classified as non-current assets:
Equity securities	436	—	—	436

Total cash and securities	$42,186	$ 8	$ (13)	$42,181

           Gross realized gains and losses on investments were not material for any of the periods presented.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

Note 4.     Balance Sheet Detail

	December 31,
	1999	1998
	(In thousands)

Property and equipment, net

Computer equipment and purchased software	$ 15,231	$11,402
Office equipment, furniture and fixtures	2,438	1,774
Leasehold improvements	3,996	3,136

	21,665	16,312
Less accumulated depreciation and amortization	11,471	7,078

	$ 10,194	$ 9,234

Accrued liabilities

Employee compensation	$ 3,878	$ 2,255
Professional fees	284	288
Other	2,075	1,492

	$ 6,237	$ 4,035

Note 5.     Stockholders’ Equity

Stock Splits

           In March 1999, the Board of Directors (the “Board”) declared a two-for-one stock split for stockholders of record on May 14, 1999. In November 1999, the Board declared an additional two-for-one stock split for stockholders of record on November 22, 1999. All share and per share information has been restated to reflect the effect of the stock splits.

Preferred Stock

           VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 1999, no shares of preferred stock had been issued.

Common Stock

           On January 30, 1998, VeriSign completed its initial public offering (“IPO”) by issuing 13,800,000 shares of its common stock at an initial public offering price of $3.50 per share. VeriSign received net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, of approximately $43.7 million. Concurrently with the IPO, each outstanding share of VeriSign’s convertible preferred stock was automatically converted into one share of common stock.

           In January 1999, VeriSign completed a follow-on public offering by issuing 6,390,000 shares at an offering price of $20.13 per share. VeriSign received net proceeds from the offering of approximately $121.4 million.

           No dividends have been declared or paid on common stock since VeriSign’s inception. SecureIT paid Subchapter S distributions of $793,000 to its stockholders for minimum tax obligations during the year ended December 31, 1998.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

Notes Receivable From Stockholders

           In November 1996, VeriSign loaned several officers an aggregate of $543,000, due December 31, 2005, bearing interest at a rate per annum of 6.95%, payable quarterly. In August 1997, VeriSign loaned an officer an aggregate of $116,000, due December 31, 2006, bearing interest at a rate per annum of 6.87%, payable quarterly. The loans are full recourse and are collateralized by pledges of the shares of VeriSign common stock that were purchased. As of December 31, 1999, all loans had been repaid in full.

Note 6.     Stock Compensation Plans

Stock Option Plans

           As of December 31, 1999, a total of 22,719,893 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

           The 1995 Stock Option Plan and the 1997 Stock Option Plan (the “1995 and 1997 Plans”) were terminated concurrent with VeriSign’s IPO. Options to purchase common stock granted under the 1995 and 1997 Plans remain outstanding and subject to the vesting and exercise terms of the original grant. All shares that remained available for future issuance under the 1995 and 1997 Plans at the time of their termination were transferred to the 1998 Equity Incentive Plan. No further options can be granted under the 1995 and 1997 Plans. Options granted under the 1995 and 1997 Plans are subject to terms substantially similar to those described below with respect to options granted under the 1998 Equity Incentive Plan.

           The 1998 Equity Incentive Plan (the “1998 Plan”) authorizes the award of options, restricted stock awards and stock bonuses. As of December 31, 1998, no restricted stock awards or stock bonus awards have been made under the 1998 Plan.

           Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign ’s common stock on the date of grant for incentive stock options and 85% of the fair market value for nonqualified stock options. All options are granted at the discretion of the Board and have a term not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 1999, 4,677,031 shares remain available for future awards under the 1998 Plan.

           Members of the Board who are not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, are eligible to participate in the 1998 Directors Plan (the “Directors Plan). The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the date of the grant. Each eligible director who becomes a director on or after January 28, 1998 will initially be granted an option to purchase 60,000 shares on the date he or she first becomes a director (the ”Initial Grant “). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director will automatically be granted an additional option to purchase 30,000 shares of common stock if the director has served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign. At December 31, 1999, 200,000 shares remain available for future grant under the Directors Plan.

           In connection with the acquisition of SecureIT, VeriSign assumed SecureIT’s 1997 Stock Option Plan (the “SecureIT Plan”). The SecureIT Plan provided for the grant of both fixed and performance-based stock options. Options granted under the SecureIT Plan generally have a term of seven years and vest over a four-year period, 25% on each anniversary of the grant date. No further options can be granted under the SecureIT Plan.

           A summary of stock option activity under the Plans follows:

	Year Ended December 31,
	1999		1998		1997
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	16,516,368	$ 4.79	10,371,156	$ .75	6,432,300	$ .20
Granted	7,300,926	35.66	9,735,024	7.69	6,406,608	1.06
Exercised	(4,198,177)	3.10	(2,962,548)	.58	(2,131,124)	.12
Canceled	(1,783,755)	9.60	(627,264)	2.84	(336,628)	.23

Outstanding at end of year	17,835,362	16.77	16,516,368	4.79	10,371,156.75

Exercisable at end of year	2,424,728	3.36	1,673,860.82		1,032,352.20

Weighted average fair value of options granted during the year		21.86		4.01		.26

           The following table summarizes information about stock options outstanding as of December 31, 1999:

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted - Average Exercise Price	Shares Exercisable	Weighted - Average Exercise Price
$ .01 - $ .56	2,254,814	4.00 years	$ .36	962,603	$ .31
$ 1.00 - $ 3.03	2,436,140	4.79 years	1.70	681,212	1.72
$ 6.44 - $ 9.81	5,086,540	5.77 years	7.39	636,697	7.40
$ 10.03 - $ 18.25	1,670,768	5.93 years	13.31	136,716	12.11
$ 22.50 - $ 29.63	2,265,800	6.26 years	26.13	—	—
$ 30.70 - $ 38.50	3,206,030	6.57 years	36.85	—	—
$ 41.19 - $ 46.41	437,100	7.39 years	42.29	7,500	41.19
$ 53.03 - $ 54.44	152,210	6.75 years	53.49	—	—
$ 61.75 - $ 92.91	225,560	6.86 years	75.62	—	—
$ 112.38 - $190.94	100,400	6.97 years	133.19	—	—

$ .01 - $190.94	17,835,362	5.70 years		2,424,728

1998 Employee Stock Purchase Plan

           VeriSign has reserved 3,000,000 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24 month offering period and this option is automatically exercised on the last day of each six month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. The first offering period began on January 30, 1998. Offering periods thereafter will begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 547,896 in 1999 and 232,900 in 1998. As of December 31, 1999, 2,219,204 shares remain available for future issuance. The weighted-average fair value of the options granted under the Purchase Plan was $15.28 in 1999 and $7.18 in 1998.

Pro Forma Information

           VeriSign applies the intrinsic value method in accounting for its equity-based compensation plan. Had compensation cost for its equity-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” VeriSign ’s net income (loss) would have been as follows:

	Year Ended December 31,
	1999	1998	1997
	(In thousands, except per share data)
As reported:
Net income (loss)	$ 3,955	$(19,743)	$(18,589)
Net income (loss) per share:
Basic	$ .04	$ (.24)	$ (.65)
Diluted	$ .03	$ (.24)	$ (.65)
Pro forma:
Net (loss) under SFAS No. 123	$(24,667)	$(24,117)	$(18,904)
Net (loss) per share:
Basic	$ (.25)	$ (.29)	$ (.66)
Diluted	$ (.25)	$ (.29)	$ (.66)

           The fair value of stock options and Purchase Plan options granted subsequent to VeriSign’s IPO on January 30, 1998 was estimated on the date of grant using the Black-Scholes model. The fair value of stock options granted prior to the IPO and for stock options granted by SecureIT prior to its acquisition was estimated on the date of grant using the minimum value method. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Purchase Plan options for each period presented.

	Year Ended December 31,
	1999	1998	1997
Stock options:
Volatility	85%	70%*	0%
Risk-free interest rate	5.54%	4.95%	6.14%
Expected life	3.5 years	3.5 years	5 years
Dividend yield	zero	zero	zero
Purchase Plan options:
Volatility	85%	70%	—
Risk-free interest rate	5.00%	5.35%	—
Expected life	1.25 years	1.25 years	—
Dividend yield	zero	zero	—

*	Volatility was zero under the minimum value method for grants prior to January 30, 1998 and for all grants made by SecureIT prior to its acquisition by VeriSign.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

Note 7.     Income Taxes

           Total income tax expense for the year ended December 31, 1999 was allocated as follows:

(In thousands)
Continuing operations:
Current:
Federal	$ 1,514
State	212

1,726

Deferred:
Federal	(1,514)
State	(212)

(1,726)

Income tax expense	$ —

Comprehensive income:
Deferred	$ 16,875
Charge to comprehensive income in lieu of income taxes attributable to disqualifying dispositions of stock options	(46,653)

$ (29,778)

           The difference between income tax expense and the amount resulting from applying the Federal statutory rate of 34% to income before income taxes for 1999 is attributable to the following:

(In thousands)
Income taxes at Federal statutory rate	$ 1,345
Foreign losses	1,108
Reduction in valuation allowance	(1,726)
Research and experimentation credit	(1,101)
Other	374

Income taxes	$ —

           In 1998 and 1997, the Company did not record any income tax expense because it experienced significant operating losses.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

            The tax effects of temporary differences that give rise to significant portions of VeriSign’s deferred tax assets are as follows:

	December 31,
	1999	1998
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards and deferred start-up costs	$ 49,011	$ 22,188
Tax credit carryforwards	3,240	1,521
Property and equipment	54	1,135
Other	2,084	1,331

	54,389	26,175
Valuation allowance	(7,736)	(26,175)

Deferred tax liabilities:
Unrealized gain	(46,653)	—

Net deferred tax assets	$ —	$ —

           Management has established a valuation allowance equal to 100% of the net deferred tax assets because the realization of the deferred tax assets is uncertain. The total valuation allowance decreased $18,439,000 in 1999 and increased $13,250,000 in 1998.

           Gross deferred tax assets as of December 31, 1999 include approximately $36,919,000 relating to the exercise of stock options, which is subject to a valuation allowance of approximately $7,736,000. Upon reversal of this valuation allowance, the tax benefit thus realized will be credited to stockholders’ equity.

           As of December 31, 1999, VeriSign has available net operating loss carryforwards for federal income tax purposes of approximately $127,376,000 and for California income tax purposes of approximately $64,510,000. The federal net operating loss carryforwards will expire, if not utilized, in 2010 through 2019. The California net operating loss carryforwards will expire, if not utilized, in 2004.

           As of December 31, 1999, VeriSign has available for carryover research and experimentation tax credits for federal income tax purposes of approximately $1,444,000 and for California income tax purposes of approximately $1,004,000. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2019. California research and experimental tax credits carry forward indefinitely until utilized. VeriSign also has federal foreign tax credits of approximately $758,000, which expire, if not utilized, in 2001 through 2002. To date, foreign income taxes have not been significant.

           The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, VeriSign’s ability to utilize net operating loss and credit carryforwards may be limited as a result of such an “ownership change” as defined in the Internal Revenue Code.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

Note 8.     Commitments

Leases

           VeriSign leases its facilities under operating leases that extend through 2005. Future minimum lease payments under non-cancelable operating leases as of December 31, 1999 are as follows:

(In thousands)
2000	$ 4,337
2001	3,853
2002	3,003
2003	2,831
2004	2,787
Thereafter	971

Total minimum lease payments	$17,782

           Net rental expense under operating leases was $3,700,000 in 1999, $1,936,000 in 1998 and $1,722,000 in 1997. VeriSign has sub-leased an office to a company under a non-cancelable operating lease. VeriSign received payments of $507,000 during 1999 and will receive payments of $778,000 during 2000 and $533,000 during 2001.

Note 9.     Special Charges

Merger-related expenses

           In connection with the acquisition of SecureIT in July 1998 (see Note 2), VeriSign recorded a special charge of $3.6 million for direct and other merger-related costs pertaining to the merger transaction and certain stock-based compensation charges. Merger transaction costs totaled $2.4 million and consisted primarily of fees for investment bankers, attorneys and accountants, filing fees and other related charges. The stock-based compensation charges of $1.2 million related to certain performance stock options held by SecureIT employees, the vesting of which either automatically accelerated upon change of control or were accelerated by VeriSign’s Board of Directors subsequent to the merger.

VeriFone

           In September 1996, VeriFone, Inc. which subsequently became a wholly-owned subsidiary of Hewlett-Packard, filed a lawsuit against VeriSign alleging, among other things, trademark infringement. In November 1997, VeriSign, Hewlett-Packard and VeriFone reached an agreement, under which, among other things, the Company issued 1,000,000 shares of its common stock, which were transferred to Hewlett-Packard, and VeriSign and VeriFone settled all claims. The settlement amount was recorded in the third quarter of 1997 as a $2.0 million charge to operations.

Microsoft

           In November 1997, VeriSign entered into a preferred provider agreement with Microsoft Corporation ( “Microsoft”) whereby the companies will develop, promote and distribute a variety of client-based and server-based digital certificate solutions and VeriSign will be designated as the premier provider of digital certificates for Microsoft customers. In connection with the agreement, VeriSign issued 400,000 shares of common stock to Microsoft resulting in an $800,000 charge to operations.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

Note 10.     Segment Information

           VeriSign has adopted Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. VeriSign has identified one reportable operating segment based on the criteria of SFAS No. 131.

           VeriSign operates in the United States, Europe and Japan and derives substantially all of its revenues from sales of Internet-based trust services. VeriSign’s Chief Executive and Executive Officers evaluate financial performance based on measures of business segment revenues.

Geographic information

	Year Ended December 31,
	1999	1998	1997
	(In thousands)
Revenues:
United States	$61,997	$33,650	$12,122
All other countries	22,779	5,280	1,234

Total	$84,776	$38,930	$13,356

           In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility are attributed to the United States because it is impracticable to determine the country of origin.

	Year Ended December 31,
	1999	1998	1997
	(In thousands)
Long-lived assets:
United States	$155,992	$ 8,655	$7,619
All other countries	2,332	1,952	2,008

Total	$158,324	$10,607	$9,627

           Long-lived assets consist primarily of property and equipment and long-term investments.

Major customers

           VeriSign had one customer that accounted for 10% of consolidated revenues in 1997 (see Note 1). No customer accounted for 10% or more of consolidated revenues in 1999 or 1998.
VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 1999, 1998 AND 1997

Note 11.     Pending Acquisitions

Thawte Consulting (Pty) Ltd.

           In December 1999, VeriSign announced that it would acquire Thawte Consulting (Pty) Ltd. ( “Thawte”), a privately held South African company that provides digital certificates to websites and software developers. VeriSign will issue shares of its common stock with an aggregate market value of $575 million in exchange for all of the outstanding shares of Thawte. The transaction will be accounted for as a purchase. The acquisition is subject to a number of conditions, including regulatory approvals in South Africa and other customary conditions.

Signio, Inc.

           In December 1999, VeriSign announced that it would acquire Signio, Inc. (“Signio”), a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. VeriSign will issue approximately 5.6 million shares of its common stock in exchange for all of the outstanding shares of Signio and will assume Signio’s outstanding employee stock options. The transaction will be accounted for as a purchase. The acquisition is subject to customary conditions of closing and is expected to be completed in the first quarter of 2000.

Network Solutions, Inc. (Unaudited)

           On March 7, 2000, VeriSign announced that it would acquire Network Solutions, Inc. (“Network Solutions”), a publicly held company that provides Internet domain name registration and global registry services. VeriSign will issue 2.15 shares of its common stock for each share of Network Solutions stock as constituted prior to the 2 for 1 split of Network Solutions stock to be completed on March 10, 2000. The transaction will be accounted for as a purchase. The acquisition is subject to customary conditions of closing including approval by both the VeriSign and Network Solutions stockholders.

EXHIBITS

           As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
4.06	Registration Rights Agreement dated as of December 19, 1999 by and between the Registrant and the Mark Shuttleworth

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Auditors

27.01	Financial Data Schedule