Form 10-K/A
period 1999-12-31
VERISIGN INC/CA
filed 2000-04-27
CIK 1014473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from  to

                       Commission File Number: 000-23593

                               ----------------

                                 VERISIGN, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               94-3221585
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


1350 Charleston Road, Mountain View, CA                94043-1331
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code: (650) 961-7500

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

   The aggregate market value of the common stock held by non-affiliates of the registrant as of January 31, 2000 was approximately $16,746,000,000.

   The number of shares outstanding of the registrant's common stock as of January 31, 2000 was 103,770,044.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   Part III of the Annual Report on Form 10-K filed by Registrant on March 22, 2000 is amended as follows;

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information regarding each of our directors and executive officers as of December 31, 1999:

           Name            Age                     Position
           ----            ---                     --------
 Stratton D. Sclavos......  38 President, Chief Executive Officer and Director
 Dana L. Evan.............  40 Executive Vice President of Finance and
                               Administration and Chief Financial Officer
 Quentin P. Gallivan......  42 Executive Vice President of Worldwide Sales
 Diana S. Keith...........  40 Vice President of Customer Services
 Arnold Schaeffer.........  36 Executive Vice President of Engineering
 Richard A. Yanowitch.....  43 Executive Vice President of Worldwide Marketing
 Timothy Tomlinson(2).....  50 Secretary and Director
 Kevin R. Compton(2)......  41 Director
 David J. Cowen(1)........  33 Director
 D. James Biazos(1).......  44 Chairman of the Board
 William Chenevich(1)(2)..  56 Director

--------
Notes: (1) Member of the compensation committee
(2) Member of the audit committee

   Stratton D. Sclavos has served as President and Chief Executive Officer and as a director of VeriSign since he joined VeriSign in July 1995. From October 1993 to June 1995, he was Vice President, Worldwide Marketing and Sales of Taligent, Inc., a software development company that was a joint venture among Apple Computer, Inc., IBM and Hewlett-Packard. Prior to that time, he served in various sales, business development and marketing capacities for GO Corporation, MIPS Computer Systems, Inc. and Megatest Corporation. Mr. Sclavos is also a director and a member of the compensation committee of Network Solutions, Inc. and a director of Keynote Systems, Inc., Marimba, Inc. and SalesForce.com, Inc. Mr. Sclavos holds a B.S. degree in Electrical and Computer Engineering from the University of California at Davis.

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

   Timothy Tomlinson has been Secretary and a director of VeriSign since its founding in April 1995. He has been a partner of Tomlinson Zisko Morosoli & Maser LLP, a law firm, since 1983. Mr. Tomlinson is also a director of Portola Packaging, Inc. and Oak Technology, Inc. Mr. Tomlinson holds a B.A. degree in Economics, an M.B.A. degree and a J.D. degree from Stanford University.

   Kevin R. Compton has been a director of VeriSign since February 1996. He has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm, since January 1990. Mr. Compton is also a director of Citrix Systems, Inc., Corsair Communications, Inc., Active Software Inc. and Rhythms NetConnections, Inc. Mr. Compton holds a B.S. degree in Business Management from the University of Missouri.

   David J. Cowan has been a director of VeriSign since its founding in April 1995. From April 1995 to June 1996, he served as our Chairman of the Board, and from April 1995 to June 1995 as our Chief Financial Officer. Since August 1996, Mr. Cowan has been a general partner of Bessemer Venture Partners, a venture capital investment firm, where he now serves as the Managing General Partner. Mr. Cowan was an associate at Bessemer Venture Partners from July 1992 to July 1996. From August 1996 to April 1997, he served as Chief Executive Officer of Visto Corporation, an Internet services company. Mr. Cowan also serves as a director on the board of Keynote Systems, Inc. as well as the board of several private companies. Mr. Cowan holds an A.B. degree in mathematics and computer science and an M.B.A. degree from Harvard University.

   D. James Bidzos has served as Chairman of the Board of VeriSign since its founding in April 1995 and served as Chief Executive Officer of VeriSign from April 1995 to July 1995. He served as President and Chief Executive Officer of RSA Data Security from 1986 to 1999. RSA Data Security, an encryption software company, was acquired by Security Dynamics Technologies, Inc., which subsequently changed its name to RSA Security, in July 1996 and has been a wholly owned subsidiary of Security Dynamics since that time. Mr. Bidzos is presently Vice Chairman of the board of directors of RSA Security and a director of SmartDisk Corporation. He served as Executive Vice President of RSA Security from 1996 to 1999.

   William Chenevich has been a director of VeriSign since its founding in April 1995. He has been Vice Chairman, Information Systems and Operations of Firstar Corporation, a regional bank holding company, since April 1999. Prior to that time, he served as Group Executive Vice President, Data Processing Systems of VISA, a financial services company, from October 1993. From May 1992 to October 1993, he was Executive Vice President and Chief Information Officer of Ahmanson Corporation, a financial services company. Mr. Chenevich is also a director of Longs Drug Stores Corporation. Mr. Chenevich holds a B.B.A. degree in Business and an M.B.A. degree in Management from the City College of New York.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16 of the Securities Exchange Act of 1934, as amended requires VeriSign's directors and officers and persons who own more than 10% of Verisign's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market. These persons are required by SEC regulations to furnish VeriSign with copies of all section 16(a) forms that they file.

   Based solely on its review of the copies of the forms furnished to VeriSign and written representations from the executive officers and directors, VeriSign believes that all section 16(a) filing requirements for the year ended December 31, 1999 were met with the exception of the following James D. Bidzos filed a report on Form 4 for the month of July one day late. Stratton D. Sclavos filed a report on Form 4 for the months of December one day late and David Cowan filed a report on Form 5 for 1999 one day late. Additionally, three Forms 5, which were originally submitted via fax within the required time period, have a later filing date resulting from the illegibility of the documents as printed by the fax machine at the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

   The following table sets forth summary information concerning the compensation awarded to, earned by, or paid for services rendered to VeriSign in all capacities during 1997, 1998 and 1999 by VeriSign's Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of 1999 and one executive officer, on a sabbatical at the end of 1999, who would have otherwise been included in the following table. These officers are referred to together as the named executive officers.

                           Summary Compensation Table

                                                  Long-Term
                                                 Compensation
                           Annual Compensation      Awards
                          ---------------------- ------------
                                                  Securities
   Name and Principal                             Underlying
        Position          Year  Salary   Bonus     Options
   ------------------     ---- -------- -------- ------------
Stratton D. Sclavos...... 1999 $250,000 $ 78,125   400,000
 President and Chief
  Executive Officer       1998  250,000  130,625   400,000
                          1997  200,000  183,022   100,000

Quentin P. Gallivan...... 1999  150,000  150,000   300,000
 Executive Vice President
  of Worldwide Sales      1998  150,000  150,000    45,000
                          1997   40,866      --    115,000

Richard A. Yanowitch..... 1999  165,000   49,840   200,000
 Executive Vice President
  of Worldwide            1998  166,667   67,070    45,000
  Marketing               1997  140,000   59,084       --

Dana L. Evan............. 1999  165,000   49,840   200,000
 Executive Vice President
  of Finance and          1998  167,708   65,046    60,000
  Administration and
  Chief Financial Officer 1997  145,000   46,349    45,000

Diana S. Keith........... 1999  150,000   47,630   150,000
 Vice President of
  Customer Service        1998  143,295   27,384   280,000
                          1997  135,914   13,341       --

Arnold Schaeffer......... 1999  165,000   49,840
 Executive Vice President
  of Engineering          1998  167,708   48,572    90,000
                          1997  145,000   30,226    58,000

                         Option Grants in Fiscal 1999

   The following table sets forth information regarding stock options granted to each of the named executive officers during the year ended December 31, 1999.

                                         Individual Grants(1)
                         ----------------------------------------------------
                                                                               Potential Realizable
                                                                                 Value at Assumed
                         Number of     Percent of                             Annual Rates of Stock
                         Securities   Total Options                           Price Appreciation For
                         Underlying    Granted to       Exercise                  Option Term(2)
                          Options     Employees in       Price     Expiration ----------------------
          Name            Granted   Fiscal Year(%)(3) Per Share(4)    Date        5%         10%
          ----           ---------- ----------------- ------------ ---------- ---------- -----------
Stratton D. Sclavos.....  400,000          5.8%          $37.06     7/30/06   $6,035,264 $14,064,731
Quentin P. Gallivan.....  300,000          4.4            37.06     7/30/06    4,526,448  10,548,548
Richard A. Yanowitch....  200,000          2.9            37.06     7/30/06    3,017,632   7,032,366
Dana L. Evan............  200,000          2.9            37.06     7/30/06    3,017,632   7,032,366
Arnold Schaeffer........      --           --               --          --           --          --
Diana S. Keith..........  150,000          2.2            37.06     7/30/06    2,263,224   5,274,274

--------
Notes:
(1) Options granted in 1999 were granted under VeriSign's 1998 Equity Incentive Plan. These options become exercisable with respect to 25% of the shares covered by the option on the first anniversary of the date of grant and with respect to an additional 6.25% of these shares each quarter thereafter. These options have a term of seven years. Upon specific changes in control of VeriSign, this vesting schedule will accelerate as to 50% of any shares that are then unvested.
(2) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the common stock of VeriSign appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the seven-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect VeriSign's projection or estimate of future stock price growth.
(3) VeriSign granted options to purchase 6,869,950 shares of common stock to employees during 1999.
(4) Options were granted at an exercise price equal to the fair market value per share of VeriSign common stock, as quoted on the Nasdaq National Market.

  Aggregate Option Exercises in Fiscal 1999 and Fiscal Year-End Option Values

   The following table sets forth for each of the named executive officers the shares acquired and the value realized on each exercise of stock options during the year ended December 31, 1999 and the year-end number and value of exercisable and unexercisable options.

                                               Number of Securities      Value of Unexercised
                          Shares              Underlying Unexercised         In-the-Money
                         Acquired             Options at 12/31/99(1)    Options at 12/31/99(2)
                            on      Value    ------------------------- -------------------------
          Name           Exercise  Realized  Exercisable Unexercisable Exercisable Unexercisable
          ----           -------- ---------- ----------- ------------- ----------- -------------
Stratton D. Sclavos.....     --          --    300,000     1,800,000   $55,700,150 $314,849,300
Quentin P. Gallivan..... 160,024  $6,566,208       --        665,000           --   114,474,314
Richard A. Yanowitch....     --          --     74,608       335,000    13,673,117   55,516,024
Dana L. Evan............  91,000   6,460,360    59,000       470,000    11,059,576   80,812,418
Arnold Schaeffer........ 116,000   6,496,541    62,000       386,000    11,559,999   71,456,655
Diana S. Keith.......... 136,252   6,555,191    13,749       376,247     2,622,629   64,849,159

--------
Notes:
(1) Options shown were granted under VeriSign's 1995 Stock Option Plan, 1997 Stock Option Plan and 1998 Equity Incentive Plan, and are subject to vesting as described in footnote (1) to the option grant table above.
(2) Based on a value of $190.94, the closing price per share of VeriSign's common stock on The Nasdaq National Market on December 31, 1999, net of the option exercise price.

   No compensation intended to serve as incentive for performance to occur over a period longer than one year was paid pursuant to a long-term incentive plan during 1999 to any named executive officer. VeriSign does not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation and years of service with any of the named executive officers.

Compensation Arrangements with Executive Officers

   In November 1996, Dana L. Evan was granted an option to purchase 680,000 shares of common stock, Arnold Schaeffer was granted an option to purchase 800,000 shares of common stock and Richard A. Yanowitch was granted an option to purchase 1,160,000 shares of common stock, at exercise prices ranging from $0.03 to $1.50. Each of these options is subject to the standard four-year vesting schedule under the 1995 Stock Option Plan or, in some circumstances, is immediately exercisable, subject to VeriSign's right to repurchase shares subject to these options, which repurchase right lapses on a schedule similar to the vesting schedule for options granted under the 1995 Stock Option Plan. However, upon the occurrence of specific change-in-control transactions, 50% of each of these named executive officer's then-unvested options will become vested or, if applicable, the right of repurchase will lapse as to 50% of the shares covered by the right of repurchase. As of December 31, 1999, 245,500 shares subject to these options were unvested.

Director Compensation

     Directors do not receive any cash fees for their service on the board or any board committee, but they are entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at board and board committee meetings. All board members are eligible to receive stock options under VeriSign's stock option plans, and outside directors receive stock options pursuant to automatic grants of stock options under the 1998 Directors Stock Option Plan, or the Directors Plan.

     In October 1997, the board adopted, and in January 1998 the stockholders approved, the Directors Stock Option Plan and reserved a total of 500,000 shares, as adjusted for stock splits, of VeriSign's common stock for issuance under that plan. As of December 31, 1999, options to purchase 300,000 shares of common stock had been granted under the Directors' Plan and 200,000 shares remained available for future grant. If proposal no. 7 is approved, an additional 250,000 shares will be reserved for future grant. Members of the board who are not employees of VeriSign, or any parent, subsidiary or affiliate of VeriSign are eligible to participate in the Directors Plan. The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the date of grant. Each new director who is eligible to participate will initially be granted an option to purchase 60,000 shares on the date that director first becomes a director. These grants are referred to as "Initial Grants." On each anniversary of a director's Initial Grant or most recent grant if that director did not receive an Initial Grant, each eligible director will automatically be granted an additional option to purchase 30,000 shares if that director has served continuously as a member of the board since the date of that director's Initial Grant, or most recent grant if that director did not receive an Initial Grant. The term of these options is ten years. They will terminate seven months following the date the director ceases to be a director or, if VeriSign so specifies in the grant, a consultant of VeriSign (twelve months if the termination is due to death or disability). All options granted under the Directors Plan will vest as to 6.25% of the shares each quarter after the date of grant, provided the optionee continues as a director or, if VeriSign so specifies in the grant, as a consultant of VeriSign. Additionally, immediately prior to the dissolution or liquidation of VeriSign or a "change in control" transaction, all options granted under the Directors Plan will accelerate and will be exercisable for a period of up to six months following the transaction, after which period any unexercised options will expire. In July 1999, VeriSign granted to each of Messrs. Bidzos, Chenevich, Compton, Cowan and Tomlinson an option to purchase 30,000 shares of its common stock under the Directors Plan with an exercise price of $41.19 per share.

Compensation Committee Interlocks and Insider Participation

     No interlocking relationship exists between the board or compensation committee and the board of directors or compensation committee of any other company.

                REPORT OF THE COMPENSATION COMMITTEE OF VERISIGN

   Under Item 402(a)(9) of Regulation S-K promulgated by the Securities and Exchange Commission, neither the "Report of the Compensation Committee" nor the material under the caption "Performance Graph" shall be deemed to be filed with the SEC for purposes of the Securities Exchange Act of 1934, nor shall the report or the graph be deemed to be incorporated by reference in any past or future filing by the Company under the Securities Exchange Act or the Securities Act.

   The compensation committee of the board of directors administers VeriSign's executive compensation program. The current members of the compensation committee are D. James Bidzos, William Chenevich and David J. Cowan. Each of these persons is a non-employee director within the meaning of section 16 of the Securities Exchange Act of 1934, and an "outside director" within the meaning of section 162(m) of the Internal Revenue Code. None of Mr. Bidzos, Mr. Chenevich or Mr. Cowan has any interlocking relationships as defined by the Securities and Exchange Commission.

General Compensation Philosophy

   The role of the compensation committee is to set the salaries and other compensation of the executive officers and other key employees of VeriSign, and to make grants under, and to administer, the stock option and other employee equity and bonus plans. VeriSign's compensation philosophy for executive officers is to relate compensation to corporate performance and increases in stockholder value, while providing a total compensation package that is competitive and enables VeriSign to attract, motivate, reward and retain key executives and employees. Accordingly, each executive officer's compensation package may, in one or more years, be comprised of the following three elements:

  . base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies in the Silicon Valley that are of comparable size to VeriSign and with which VeriSign competes for executive personnel;

  . annual variable performance awards, such as bonuses, payable in cash and tied to the achievement of performance goals, financial or otherwise, established by the compensation committee; and

  . long-term stock-based incentive awards, which strengthen the mutuality of interests between the executive officers and VeriSign's stockholders.

Executive Compensation

   Base Salary. Salaries for executive officers for 1999 were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies. In addition, VeriSign's Human Resources department provided information to the compensation committee regarding salary range guidelines for specific positions.

   Annual Incentive Awards. VeriSign has established a management incentive plan. Certain employees, including executive officers, are eligible to participate in this plan. Target bonuses are established based on a percentage of base salary and become payable upon the achievement of specified total company financial goals and personal and team objectives. The compensation committee administers this plan with regard to Mr. Sclavos. Mr. Sclavos administers the plan with regard to the other executive officers.

   Long-Term Incentive Awards. The compensation committee believes that equity-based compensation in the form of stock options links the interests of executive officers with the long-term interests of VeriSign's stockholders and encourages executive officers to remain in VeriSign's employ. Stock options generally have value for executive officers only if the price of VeriSign's stock increases above the fair market value on the grant date and the officer remains in VeriSign's employ for the period required for the shares to vest.

   VeriSign grants stock options in accordance with the Equity Incentive Plan. In 1999, stock options were granted to some executive officers as incentives for them to become employees or to aid in the retention of executive officers and to align their interests with those of the stockholders. Stock options typically have been granted to executive officers when the executive first joins VeriSign, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. The compensation committee may, however, grant additional stock options to executive officers for other reasons. The number of shares subject to each stock option granted is within the discretion of the compensation committee and is based on anticipated future contribution and ability to impact VeriSign's results, past performance or consistency within the officer's peer group. In 1999, the compensation committee considered these factors, as well as the number of unvested option shares held by the officer as of the date of grant. At the discretion of the compensation committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with VeriSign and to strive to increase the value of VeriSign's common stock. The stock options generally become exercisable over a four-year period and are granted at a price that is equal to the fair market value of VeriSign's common stock on the date of grant.

Chief Executive Officer Compensation

   Mr. Sclavos' base salary, target bonus, bonus paid and long-term incentive awards for 1998 were determined by the compensation committee in a manner consistent with the factors described above for all executive officers.

Internal Revenue Code Section 162(m) Limitation

   Section 162(m) of the Internal Revenue Code limits the tax deduction to $1.0 million for compensation paid to executives of public companies. Having considered the requirements of section 162(m), the compensation committee believes that grants made pursuant to the Equity Incentive Plan meet the requirements that such grants be "performance based" and are, therefore, exempt from the limitations on deductibility. Historically, the combined salary and bonus of each executive officer has been below the $1.0 million limit. The compensation committee's present intention is to comply with section 162(m) unless the compensation committee feels that required changes would not be in the best interest of VeriSign or its stockholders.

                                          Compensation Committee

                                          /s/ D. James Bidzos
                                          /s/ William Chenevich
                                          /s/ David J. Cowan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information with respect to the beneficial ownership of VeriSign's common stock as of March 3, 2000 by:

  . each person who is known by VeriSign to own beneficially more than 5% of VeriSign's common stock;

  .  each director of VeriSign;

  .  each of the named executive officers of VeriSign; and

  .  all directors and executive officers of VeriSign as a group.

   The percentage ownership is based on 114,820,683 shares of common stock outstanding at March 3, 2000. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of March 3, 2000, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes following the table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                   Shares
                                                                Beneficially
                                                                    Owned
                                                              -----------------
   Name of Beneficial Owner                                    Number   Percent
   ------------------------                                   --------- -------
   Putnam Investments Inc.(1)................................ 9,738,266   8.5
   Janus Capital Corporation(2).............................. 9,055,055   7.9
   D. James Bidzos(3)........................................ 5,255,300   4.6
   Stratton D. Sclavos(4)....................................   696,856     *
   Richard A. Yanowitch(5)...................................   421,796     *
   Arnold Schaeffer(6).......................................   240,115     *
   Kevin R. Compton(7).......................................   172,401     *
   David J. Cowan(8).........................................   130,195     *
   Dana L. Evan(9)...........................................   126,650     *
   Quentin P. Gallivan(10)...................................    40,000     *
   Diana S. Keith(11)........................................    33,600     *
   Timothy Tomlinson(12).....................................     9,815     *
   William Chenevich.........................................     3,000     *
   All officers and directors as a group (11 persons)(13).... 7,129,728   6.2

--------
  *  Less than 1% of VeriSign's common stock
 (1) Based on a Schedule 13G filed on February 18, 2000. Represents 8,814,170 shares held by Putnam Investment Management, Inc. and 924,096 shares held by The Putnam Advisory Company, Inc. Putnam Investment Management and The Putnam Advisory Company are wholly owned subsidiaries of Putnam Investments. The address of Putnam Investments is One Post Office Square, Boston, Massachusetts 02109.
 (2) Based on a Schedule 13G filed on February 15, 2000. The address of Janus Capital Corporation is 100 Fillmore Street, Denver, Colorado 80206-4923.
 (3) Represents 5,000,000 shares held by RSA Security, Inc. or by its wholly owned subsidiaries, 1,000 shares held by D. James Bidzos, 191,800 shares held by Kairdos L.L.C., 40,000 shares subject to options held by D. James Bidzos that are exercisable within 60 days of March 3, 2000 and 22,500 shares subject to options held by Kairdos L.L.C. that are exercisable within 60 days of March 3, 2000. Mr. Bidzos, the Chairman of the Board of VeriSign, is the President of RSA Security, Inc. an Executive Vice President and a director of RSA Security, Inc. and the General manager and a member of Kairdos L.L.C. Mr. Bidzos disclaims beneficial ownership of the shares held by Kairdos L.L.C. except for his proportional interest therein, and disclaims beneficial ownership of the shares held by RSA Security, Inc. or its wholly owned subsidiaries.
 (4) Includes 4,400 shares held by Stratton or Jody Sclavos as Custodians under UTMA for Nicholas L. Sclavos, 4,400 shares held by Stratton or Jody Sclavos as Custodians under UTMA for Alexandra C. Sclavos and 17,205 shares held by the Sclavos family foundation, of which Mr. Sclavos is a beneficiary. Also includes 350,000 shares subject to options held by Stratton D. Sclavos that are exercisable within 60 days of March 3, 2000. Mr. Sclavos is President, Chief Executive Officer and a director of VeriSign.
 (5) Includes 67,500 shares subject to options held by Richard A. Yanowitch that are exercisable within 60 days of March 3, 2000. Mr. Yanowitch is Executive Vice President of Worldwide Marketing of VeriSign. Of the shares shown in the table, as of March 3, 2000, 145,000 are subject to a right of repurchase that lapses as to 72,500 of the shares each quarter.
 (6) Includes 74,227 shares subject to options held by Arnold Schaeffer that are exercisable within 60 days of March 3, 2000. Mr. Schaeffer is Vice President of Engineering of VeriSign. Of the shares shown in the table, as of March 3, 2000, 38,000 are subject to the right of repurchase that lapses as to 35,500 of the shares each quarter.
 (7) Includes 65,875 shares subject to options held by Kevin R. Compton that are exercisable within 60 days of March 3, 2000.
 (8) Includes 29,625 shares subject to options held by Deer III & Co. LLC that are exercisable within 60 days of March 3, 2000 and 18,750 shares subject to options held by David J. Cowan that are exercisable within 60 days of March 3, 2000. Mr. Cowan, a director of VeriSign, is a manager of Deer III & Co. LLC. Mr. Cowan disclaims beneficial ownership of shares held by Deer III & Co. LLC except for his manager interest in that entity.
 (9) Includes 14,000 shares held by Dana L. Evan as Custodian under UTMA for Christopher Thomas Evan, 14,000 shares held by Dana L. Evan as Custodian under UTMA for Ryan Joseph Evan and 68,580 shares subject to options held by Dana L. Evan that are exercisable within 60 days of March 3, 2000. Ms. Evan is Executive Vice President of Finance and Administration and Chief Financial Officer of VeriSign. Of the shares shown in the table, as of March 3, 2000, 62,500 are subject to a right of repurchase that lapses as to 31,248 of the shares each quarter.
(10) Includes 40,000 shares subject to options held by Quentin Gallivan that are exercisable within 60 days of March 3, 2000. Mr. Gallivan is Executive Vice President of Worldwide Sales of VeriSign.
(11) Includes 20,937 shares subject to options held by Diana Keith that are exercisable within 60 days of March 3, 2000. Diana Keith is Vice President of Customer Service of VeriSign.
(12) Includes 4,050 shares subject to options held by Timothy Tomlinson that are exercisable within 60 days of March 3, 2000 and 3,375 shares subject to options held by TZM Investment Fund that are exercisable within 60 days of March 3, 2000. Mr. Tomlinson, the Secretary and a director of VeriSign, is a general partner of TZM Investment Fund. Mr. Tomlinson disclaims beneficiary ownership of shares held by TZM Investments Fund except for his proportional interest in that entity.
(13) Includes the shares described in footnotes (3)-(12).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since January 1, 1999, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which VeriSign or any of its subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of the common stock of VeriSign or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) the compensation agreements, which are described where required in "Executive Compensation," and (2) the transactions described below.

   Legal Fees. During 1999, the law firm of Tomlinson Zisko Morosoli & Maser LLP, of which Mr. Tomlinson is a partner, provided legal services to VeriSign on a variety of matters. VeriSign paid to Tomlinson Zisko Morosoli & Maser LLP an aggregate of approximately $738,000 in 1999.

   VeriSign believes that all of the transactions set forth above were made on terms no less favorable to it than could have been obtained from unaffiliated third parties. All future transactions between VeriSign and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the board, including a majority of the independent and disinterested directors of the board, and will be on terms no less favorable to VeriSign than could be obtained from unaffiliated third parties.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 26th day of April 2000.

                                          Verisign, Inc.

                                               /s/ Stratton D. Sclavos
                                          By __________________________________
                                                  Stratton D. Sclavos,
                                              President and Chief Executive
                                                         Officer

   In accordance with the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of April 2000.

                 Signature                                      Title
                 ---------                                      -----

        /s/ Stratton D. Sclavos             President, Chief Executive Officer and
___________________________________________ Director
            Stratton D. Sclavos

                   *                        Executive Vice President of Finance and
___________________________________________ Administration and Chief Financial Officer
               Dana L. Evan

                   *                        Chairman of the Board
___________________________________________
              D. James Bidzos

                   *                        Director
___________________________________________
             William Chenevich

                   *                        Director
___________________________________________
             Kevin R. Compton

                   *                        Director
___________________________________________
              David J. Cowan

                   *                        Director and Secretary
___________________________________________
             Timothy Tomlinson

          /s/ Stratton D. Sclavos
  *By: _________________________________
             Stratton D. Sclavos
               attorney-in-fact