Form 10-Q
period 2000-03-31
VERISIGN INC/CA
filed 2000-05-12
CIK 1014473

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Shares Outstanding
                  Class                                  April 28, 2000
                  -----                                  --------------
        Common stock, $.001 par value                      115,406,231

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)........................  3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 26

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................. 27

Signatures................................................................. 28

Summary of Trademarks...................................................... 29

Exhibits................................................................... 30

PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

      As required under Item 1 - Condensed Financial Statements (unaudited), the condensed consolidated financial statements of the Company are provided in this separate section. The unaudited, condensed consolidated financial statements included in this section are as follows:

                           Financial Statement Description                Page
                           -------------------------------                ----

 .   Condensed Consolidated Balance Sheets
    As of March 31, 2000 and December 31, 1999.....................         4

 .   Condensed Consolidated Statements of Operations
    For the Three Months Ended March 31, 2000 and 1999.............         5

 .   Condensed Consolidated Statements of Cash Flows
    For the Three Months Ended March 31, 2000 and 1999.............         6

 .   Notes to Condensed Consolidated Financial Statements:

    .    Note 1.    Basis of Presentation..........................         7

    .    Note 2.    Acquisitions...................................         7

    .    Note 3.    Fair Value of Financial Instruments............         8

    .    Note 4.    Realized Gains on Investments..................         8

    .    Note 5.    Net Loss Per Share.............................         8

    .    Note 6.    Comprehensive Loss.............................         9

    .    Note 7.    Segment Information............................         9

    .    Note 8.    Recent Accounting Pronouncements...............         9

    .    Note 9.    Pending Acquisition............................        10

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                              March 31,    December 31,
                                                                                2000           1999
                                                                           -------------  --------------
                                 Assets
Current assets:
   Cash and cash equivalents.............................................  $     108,383  $       70,382
   Short-term investments................................................         15,257          86,098
   Accounts receivable, net..............................................         33,872          22,727
   Prepaid expenses and other current assets.............................         10,094           3,635
                                                                           -------------  --------------

       Total current assets..............................................        167,606         182,842

Property and equipment, net..............................................         14,697          10,194
Goodwill and other intangible assets.....................................      1,471,823              --
Long-term investments....................................................        229,865         144,751
Deferred income taxes....................................................            909              --
Other assets, net........................................................          3,644           3,379
                                                                           -------------  --------------

                                                                           $   1,888,544  $      341,166
                                                                           =============  ==============
                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable......................................................  $       6,789  $        4,665
   Accrued liabilities...................................................          9,888           6,237
   Accrued merger costs..................................................          3,916              --
   Income taxes payable..................................................            978              --
   Deferred revenue, net.................................................         42,538          31,777
                                                                           -------------  --------------

       Total current liabilities.........................................         64,109          42,679
                                                                           -------------  --------------

Minority interest in subsidiary..........................................            (19)            128
                                                                           -------------  --------------
Commitments

Stockholders' equity:
   Preferred stock - par value $.001 per share
     Authorized shares:             5,000,000
     Issued and outstanding shares: none.................................             --              --
   Common stock - par value $.001 per share
     Authorized shares:             200,000,000
     Issued and outstanding shares: 115,155,518 at March 31, 2000
                                    103,482,841 at December 31, 1999.....            115             103
   Additional paid-in capital............................................      1,819,244         258,239
   Notes receivable from stockholders....................................           (721)             --
   Deferred compensation.................................................           (147)           (172)
   Accumulated deficit...................................................        (73,607)        (47,452)
   Accumulated other comprehensive income................................         79,570          87,641
                                                                           -------------  --------------

       Total stockholders' equity........................................      1,824,454         298,359
                                                                           -------------  --------------

                                                                           $   1,888,544  $      341,166
                                                                           =============  ==============

     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                           Three Months Ended March 31,
                                                                           -----------------------------
                                                                                2000           1999
                                                                           -------------  --------------
Revenues.................................................................  $      34,071  $       15,582
                                                                           -------------  --------------
Costs and expenses:
   Cost of revenues......................................................         12,462           6,601
   Sales and marketing...................................................         13,633           7,515
   Research and development..............................................          4,429           2,988
   General and administrative............................................          3,682           1,907
   Amortization of goodwill and other intangible assets..................         61,014              --
                                                                           -------------  --------------

     Total costs and expenses............................................         95,220          19,011
                                                                           -------------  --------------

     Operating loss......................................................        (61,149)         (3,429)

Other income:
   Realized gains on investments.........................................         32,623              --
   Interest income.......................................................          2,613           1,504
   Other expense, net....................................................           (389)           (318)
                                                                           -------------  --------------

     Total other income..................................................         34,847           1,186
                                                                           -------------  --------------

     Loss before minority interest.......................................        (26,302)         (2,243)

Minority interest in net loss of subsidiary..............................            147             250
                                                                           -------------  --------------

     Net loss............................................................  $     (26,155) $       (1,993)
                                                                           =============  ==============
Net income (loss) per share:

   Basic and diluted.....................................................  $        (.24) $         (.02)
                                                                           =============  ==============
Shares used in per share computation:

   Basic and diluted.....................................................        108,847          95,753
                                                                           =============  ==============

     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                           Three Months Ended March 31,
                                                                                2000           1999
                                                                           -------------  --------------
Cash flows from operating activities:
   Net loss..............................................................  $     (26,155) $       (1,993)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization.......................................          2,173           1,097
     Amortization of goodwill and other intangible assets................         61,014              --
     Gain on sale of marketable securities...............................        (32,623)             --
     Minority interest in net loss of subsidiary.........................           (147)           (250)
     Stock-based compensation ...........................................             25              26
     Loss on disposal of property and equipment .........................             77              65
     Changes in operating assets and liabilities:
       Accounts receivable...............................................        (10,503)         (3,448)
       Prepaid expenses and other current assets.........................         (1,796)         (2,248)
       Accounts payable..................................................          1,236             622
       Accrued liabilities...............................................            943            (120)
       Income taxes payable..............................................             19              --
       Deferred revenue..................................................          8,352           2,901
                                                                           -------------  --------------
       Net cash provided by (used in) operating activities...............          2,615          (3,348)
                                                                           -------------  --------------
Cash flows from investing activities:
   Purchases of short-term investments...................................         (2,000)        (40,081)
   Maturities and sales of short-term investments........................         72,913          10,706
   Purchases of long-term investments....................................        (72,043)             --
   Maturities and sales of long-term investments.........................         34,705              --
   Purchases of property and equipment...................................         (3,330)         (2,344)
   Cash acquired in purchase transactions, less amounts paid.............          3,378              --
   Costs of purchase transactions........................................         (6,264)             --
   Other assets..........................................................           (339)         (2,255)
                                                                           -------------  --------------
       Net cash provided by (used in) investing activities...............         27,020         (33,974)
                                                                           -------------  --------------
Cash flows from financing activities:
   Collections on notes receivable from stockholders ....................             45             300
   Net proceeds from issuance of common stock............................          8,230         123,185
                                                                           -------------  --------------
       Net cash provided by financing activities.........................          8,275         123,485
                                                                           -------------  --------------
Effect of exchange rate changes on cash..................................             91              --
                                                                           -------------  --------------
Increase in cash and cash equivalents....................................         38,001          86,163
Cash and cash equivalents at beginning of period.........................         70,382          22,786
                                                                           -------------  --------------
Cash and cash equivalents at end of period...............................  $     108,383  $      108,949
                                                                           =============  ==============
Supplemental schedule of non-cash investing and financing activities:
   Unrealized gain on long-term investments..............................  $      47,776  $           --
                                                                           =============  ==============
   Common stock issued in connection with purchase transactions..........  $   1,529,741  $           --
                                                                           =============  ==============

     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The accompanying interim unaudited condensed consolidated balance sheets and statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments as explained in Note 2, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. at March 31, 2000, and the results of operations and cash flows for the interim periods ended March 31, 2000 and 1999.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of VeriSign's results of operations, financial position and cash flows. We filed audited consolidated financial statements that included all information and notes necessary for a complete presentation for each of the years in the three-year period ended December 31, 1999 in our 1999 Annual Report on Form 10-K.

      The results of operations for any interim period are not necessarily indicative of our results of operations for any other future interim period or for a full fiscal year.

Note 2. Acquisitions

      On February 1, 2000, VeriSign completed its acquisition of Thawte Consulting (Pty) Ltd. ("Thawte"), a privately held South African company that provides digital certificates to websites and software developers. VeriSign issued approximately 4.4 million shares of its common stock in exchange for all of the outstanding shares of Thawte. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $652 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Thawte's results of operations have been included in the consolidated financial statements from its date of acquisition.

      On February 29, 2000, VeriSign completed its acquisition of Signio, Inc. ("Signio"), a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. VeriSign issued approximately 5.6 million shares of its common stock in exchange for all the outstanding shares of Signio and also assumed all of Signio's outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $876 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Signio's results of operations have been included in the consolidated financial statements from its date of acquisition.

                        VERISIGN, INC. AND SUBSIDIARIES

      The purchase prices of Thawte and Signio were allocated as follows:

                                                                                           Straight-Line
                                                                                           Amortization
                                                               Thawte          Signio         Period
                                                            -------------  -------------   -------------
                                                               (Dollars in thousands)
     Net tangible assets..................................  $         566  $       2,888        --
     ISP hosting partnerships.............................         11,389             --      2 years
     Customer relationships...............................          2,815         15,402      3 years
     Technology in place..................................          2,963          5,680      3 years
     Non-compete agreement................................            939             --      3 years
     Tradename............................................            913          4,501      3 years
     Workforce in place...................................            342          1,353      3 years
     Goodwill.............................................        632,087        854,635      3 years
     Deferred income taxes attributable to identifiable
       intangible assets..................................             --         (8,732)       --
                                                            -------------  -------------
     Total purchase price.................................  $     652,014  $     875,727
                                                            =============  =============

      The following summary, prepared on a pro forma basis, combines the results of operations as if Thawte and Signio had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, primarily amortization of goodwill and intangible assets.

                                                                            Three Months Ended March 31,
                                                                           ------------------------------
                                                                                2000           1999
                                                                           -------------  ---------------
                                                                       (In thousands, except per share data)
     Revenues........................................................      $      34,340  $       15,955
     Net loss........................................................      $     (96,957) $     (131,822)
     Net loss per share..............................................      $        (.85) $       (1.24)

Note 3. Fair Values of Financial Instruments

      The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable approximate their respective fair values.

Note 4. Realized Gains on Investments

      In February 2000, the Company sold 20 percent of its interest in Keynote Systems, Inc., and received net proceeds of $34.1 million. As a result of the sale, the Company recorded a pre-tax gain of $32.6 million.

Note 5. Net Loss per Share

      Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and dilutive common stock equivalent shares outstanding during the period. Antidilutive common equivalent shares excluded from diluted net loss per share consisted of options to purchase shares of common stock totaling 15,591,397 shares with a weighted-average exercise price of $20.17 for the three months ended March 31, 2000 and 18,863,084 shares with a weighted-average price of $5.09 for the three months ended March 31, 1999.

                        VERISIGN, INC. AND SUBSIDIARIES

Note 6. Comprehensive Loss

      Comprehensive loss consists of net loss and other comprehensive income. The components of comprehensive loss are as follows:

                                                                            Three Months Ended March 31,
                                                                           -----------------------------
                                                                                2000           1999
                                                                           -------------  --------------
                                                                                  (In thousands)
Net loss................................................................   $     (26,155) $       (1,993)
Unrealized gain on investments, net of tax...............................         (8,071)             --
                                                                           -------------  --------------
Comprehensive loss.......................................................  $     (34,226) $       (1,993)
                                                                           =============  ==============

      Accumulated other comprehensive income presented in the accompanying consolidated balance sheets primarily consists of the accumulated net unrealized gain on available-for-sale investments.

Note 7. Segment Information

      VeriSign operates in the United States, Europe and Japan and derives substantially all of its revenues from sales of Internet trust services. For the three months ended March 31, 2000, we derived 33% of our revenue from outside the United States and for the three months ended March 31, 1999, we derived 22% of our revenue from outside the United States. At March 31, 2000, there had been no significant changes as compared to December 31, 1999 in our single operating segment or in the geographic location of our long-lived assets as a result of our recent acquisitions.

Note 8. Recent Accounting Pronouncements

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. We believe that SAB No. 101 will not have any material impact on our financial position, results of operations or cash flows.

      In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site" (EITF 00-2). In general, EITF 00-2 states that the costs of developing a web site should be accounted for under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We are currently evaluating EITF 00-2 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. EITF 00-2 is effective for costs incurred after June 30, 2000.

                        VERISIGN, INC. AND SUBSIDIARIES

      Also in March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-3, "Application of AICPA Statement of Position 97-2, `Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" (EITF 00-3). EITF 00-3 addresses the accounting issues related to software hosting arrangements. In general, EITF 00-3 states that if the customer does not have the option to physically take possession of the software, the transaction is not within the scope of SOP 97-2 and revenue should be recognized ratably over the hosting period as a service arrangement. However, if the customer has the option to take physical delivery of the software and specific pricing information is available for both the software and hosting components of the arrangement, then the software revenue may be recognized when the customer first has access to the software and revenue from the hosting component should be recognized ratably over the hosting period. We are currently evaluating EITF 00-3 and do not expect that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. We will be required to implement EITF 00-3 for the year ending December 31, 2000.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management has not determined the impact that adoption of FIN No. 44 will have on the Company's financial position or results of operations.

Note 9. Pending Acquisition

      On March 7, 2000, VeriSign announced that it would acquire Network Solutions, Inc. ("Network Solutions"), a publicly held company that provides Internet domain name registration and global registry services. Based on the completion of a two-for-one stock split of Network Solutions' common stock on March 10, 2000, VeriSign will issue 1.075 shares of its common stock for each outstanding share of Network Solutions stock. In addition, any options or warrants to purchase Network Solutions capital stock will be exchanged for options or warrants, as applicable, to purchase VeriSign common stock according to the exchange ratio. The transaction will be accounted for as a purchase. The acquisition is subject to customary conditions of closing including approval by both the VeriSign and Network Solutions stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with the interim unaudited consolidated financial statements and related notes.

      Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we have filed or will file in 2000 and our Annual Report on Form 10-K, which was filed on March 22, 2000. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

      VeriSign is the leading provider of Internet trust services, including authentication, validation and payment services, needed by websites, enterprises and individuals to conduct trusted and secure electronic commerce and communications over IP networks. We have established strategic relationships with industry leaders, including British Telecommunications plc, Cisco, Microsoft, Netscape, Network Associates, Network Solutions, RSA Security and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We have used our secure online infrastructure to sell over 265,000 of our website digital certificates to date. Our website certificates currently protect the websites of a predominant number of leading online merchants, global financial institutions, Fortune 500 companies and government agencies. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners. Since its introduction in November 1997, we have sold over 1,000 OnSite service solutions to enterprises. We have also begun to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. We currently have affiliate relationships with over 20 organizations including Arabtrust in the Middle East, BT in the United Kingdom, CIBC of Canada, CertiSur of Argentina, Certplus of France, eSign of Australia, HiTrust of Taiwan, KPN Telecom of The Netherlands, Roccade of The Netherlands, the South African Certification Agency in South Africa, and Telia in Sweden.

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

      On February 1, 2000, we completed our acquisition of Thawte Consulting
(Pty) Ltd. ("Thawte"), a privately held South African company that provides digital certificates to websites and software developers. In connection with this acquisition, we issued approximately 4.4 million shares of our common stock in exchange for all of the outstanding shares of Thawte. The transaction has been accounted for as a purchase and, accordingly, the results of Thawte's operations are included in our consolidated financial statements from the date of acquisition.

      On February 29, 2000, we completed our acquisition of Signio, Inc. ("Signio"), a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. In connection with this acquisition, we issued approximately 5.6 million shares of our common stock in exchange for all of the outstanding shares of Signio and we also assumed Signio's outstanding employee stock options. The transaction has been accounted for as a purchase and, accordingly, the results of Signio's operations are included in our consolidated financial statements from the date of acquisition.

      On March 7, 2000, we announced that we would acquire Network Solutions, Inc. ("Network Solutions"), a publicly held company that provides Internet domain name registration and global registry services. We will issue 1.075 shares of our common stock in exchange for all the outstanding shares of Network Solutions. In addition, any options or warrants to purchase Network Solutions capital stock will be exchanged, as applicable, to purchase VeriSign common stock according to the exchange ratio. The transaction will be accounted for as a purchase. The acquisition is subject to customary conditions of closing including approval by both the VeriSign and Network Solutions stockholders. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired and it is currently anticipated that both companies will hold stockholder meetings on June 9, 2000.

      As a result of our acquisitions of Thawte and Signio, we recorded goodwill and other intangible assets of approximately $1.5 billion. These amounts will be amortized over a two to three year period, which will adversely affect our results of operations. If we complete our proposed acquisition of Network Solutions, we expect to record additional substantial amounts of goodwill and other intangible assets. We expect this amount may range from $10 billion to $15 billion. Therefore, we will experience net losses as we incur charges relating to these assets.

      As of March 31, 2000, we had an accumulated deficit of $73.6 million. Except for the fourth quarter of 1999, we have experienced substantial operating losses in each fiscal period since our inception. Prior to the fourth quarter of 1999, the operating losses resulted from the significant costs incurred in the development and sale of our Internet trust services and in the establishment and deployment of our technology, infrastructure and practices. In the current quarter, our operating loss is primarily due to the amortization of the intangible assets resulting from our acquisitions of Thawte and Signio. Although our revenues have grown in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. Because we will incur significant charges related to the amortization of goodwill and intangible assets as a result of our recent and pending acquisitions, we do not expect to achieve operating profitability for the foreseeable future. A more complete description of these and other risks relating to our business is set forth under the caption "Factors That May Affect Future Results of Operations."

Results of Operations

      Revenues

                                                                2000            1999          Change
                                                            -------------  -------------  ---------------
                                                                       (Dollars in thousands)
     First quarter period:
       Revenues...........................................  $      34,071  $      15,582             119%

      Revenues increased significantly from the prior year primarily due to increased sales of our Internet trust services, particularly our website digital certificates and VeriSign OnSite services, the expansion of our international affiliate network and delivery of more training and consulting services. In addition, the first quarter of 2000 includes revenues from Thawte for two months and from Signio for one month.

      No customer accounted for 10% or more of revenues during the three months ended March 31, 2000 or 1999. Revenues of VeriSign Japan and revenues from international customers accounted for 33% of revenues in the first quarter of 2000, and 22% of revenues in the first quarter of 1999.

      Costs and Expenses

      Cost of revenues

                                                                2000            1999          Change
                                                            -------------  -------------  ---------------
                                                                       (Dollars in thousands)
     First quarter period:
       Cost of revenues...................................  $      12,462  $       6,601              89%
       Percentage of revenues.............................             37%            42%

      Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, payment services, customer support and training, consulting and development services and costs of facilities and computer equipment used in these activities. Cost of revenues also includes fees paid to third parties to verify certificate applicants' identities, insurance premiums for our service warranty plan and errors and omission insurance and the cost of software resold to customers.

      Growth of revenues was the primary cause of the increase in cost of revenues from 1999 to 2000. We hired more employees to support the growth of demand for our products and services during the period and to support the growth of our security consulting and training activities. The cost of insurance premiums for our service warranty plan increased because of greater certificate volume. In addition, we incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program and increased expenses related to the cost of software products resold to customers as part of network security solution implementations. In addition, costs related to Thawte revenues are included for two months and for Signio revenues for one month in the first quarter of 2000.

      Cost of revenues as a percentage of revenue decreased from 1999 to 2000 primarily due to the overall increase in revenues, the experience of economies of scale on our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process.

      Certain of our services, such as implementation consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. In addition, revenues derived from our recent acquisitions of Thawte and Signio, as well as revenues we expect to derive in the future from our anticipated acquisition of Network Solutions, have a different cost structure from our authentication services. As a result, we anticipate that cost of revenues will vary in future periods depending on the mix of services sold and historic cost of revenues may not be indicative of future cost of revenues.

      Sales and marketing

                                                                2000            1999          Change
                                                            -------------  -------------  ---------------
                                                                       (Dollars in thousands)
     First quarter period:
       Sales and marketing................................  $      13,633  $       7,515              81%
       Percentage of revenues.............................             40%            48%

      Sales and marketing expenses consist primarily of costs related to sales, marketing, practices and external affair activities. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs.

      Sales and marketing expenses increased from the first quarter of 1999 to the first quarter of 2000 as a result of the continued growth of our direct sales force and the expansion of our marketing efforts, particularly in lead and demand generation activities. The expansion of our international sales presence in Europe during the second half of 1999 also contributed to the increase in these expenses, as did the inclusion of Thawte for two months and Signio for one month in the first quarter of 2000. Sales and marketing expenses as a percentage of revenues decreased from 1999 to 2000 primarily due to the increase in recurring revenue from existing customers, which tend to have lower acquisition costs associated with them, the increase in the productivity of the direct sales force, and the increase in the effectiveness of the marketing lead and demand generation activities.

      We anticipate that sales and marketing expenses will continue to increase in absolute dollars as we expand our direct sales force, increase our marketing and demand generation activities both in the United States and abroad and integrate our recent and pending acquisitions.

      Research and development

                                                                2000           1999           Change
                                                            -------------  -------------  --------------
                                                                       (Dollars in thousands)
     First quarter period:
       Research and development...........................  $       4,429  $       2,988              48%
       Percentage of revenues.............................             13%            19%

      Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

      Research and development expenses increased in absolute dollars in the first quarter of 2000 from the third quarter of 1999 as we invested in the design, testing and deployment of, and technical support for, our expanded Internet trust service offerings and technology. The increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. In addition, the first quarter of 2000 includes expenses related to Thawte for two months and Signio for one month. We continue to make significant investments in development of all of our authentication, payment and validation services. The decrease in research and development expenses as a percentage of revenues from 1999 to 2000 is primarily due to the fact that revenues increased faster than research and development expenses.

      We believe that timely development of new and enhanced Internet trust services and technology are necessary to remain competitive in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. We also expect to experience increased research and development expenses as a result of our acquisition of Network Solutions. As a result, we expect research and development expenses will continue to increase in absolute dollars. To date, we have expensed all research and development expenditures as incurred.

      General and administrative

                                                                2000            1999          Change
                                                            -------------  -------------  --------------
                                                                       (Dollars in thousands)
     First quarter period:
       General and administrative.........................  $       3,682  $       1,907              93%
       Percentage of revenues                                          11%            12%

      General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, finance and human relations personnel, facilities and computer and communications equipment, support services and professional services fees.

      Our expenses increased from the first quarter of 1999 to the first quarter of 2000 primarily due to increased staffing levels required to manage and support our expanded operations, the implementation of additional management information systems and related procedures, and the expansion of our corporate headquarters. In addition, the first quarter of 2000 includes expenses related to Thawte's operations for two months and Signio's operations for one month as well as incremental expenses incurred to integrate the newly-acquired companies with VeriSign. The decrease in general and administrative expenses as a percentage of revenues from 1999 to 2000 is primarily due to the fact that revenues increased faster than general and administrative expenses as we begin to experience economies of scale on our corporate infrastructure.

      We expect to continue to invest in a more comprehensive executive and administrative infrastructure. We also expect to incur costs to integrate our newly acquired companies as well as our pending acquisition of Network Solutions. As a result, we anticipate that general and administrative expenses will increase in absolute dollars.

      Amortization of goodwill and intangible assets

                                                                2000            1999          Change
                                                            -------------  -------------  --------------
                                                                       (Dollars in thousands)
     First quarter period:
       Amortization of goodwill and intangible assets.....  $      61,014  $          --              --
       Percentage of revenues                                         179%            --

      In connection with the acquisitions of Thawte and Signio in February 2000, we recorded goodwill and intangible assets of approximately $1.5 billion. These assets will be amortized over two to three year periods. If we complete our proposed acquisition of Network Solutions, we expect to record additional amounts of goodwill and other intangible assets. We expect this amount may range from $18 billion to $20 billion and that these items will be amortized straight-line over three to four year periods.

      Other Income

                                                                2000            1999          Change
                                                            -------------  -------------  ---------------
                                                                       (Dollars in thousands)
     First quarter period:
       Other income..................................       $      34,847  $       1,186           2,838%
       Percentage of revenues........................                 102%             8%

      Other income consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments and the net effect of foreign currency transaction gains and losses, as well as gains on sales of equity investments. Other income also includes charges for any gains or losses on the disposal of property and equipment and other miscellaneous expenses.

      The increase in other income in the first quarter of 2000 compared to the first quarter of 1999 is primarily due to a $32.6 million gain from the sale of shares of Keynote Systems, Inc. We also had a significantly higher average cash and investments base in the 2000 period. This increase was primarily a result of the net proceeds of $121.4 million generated from the follow-on public offering of our common stock during January 1999.

      We have not recorded any provision for federal and California income taxes because we have experienced cumulative net losses since inception. As of December 31, 1999, we had federal net operating loss carryforwards of approximately $127.4 million and California net operating loss carryforwards of approximately $64.5 million. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2019 and the state net operating loss carryforwards will expire in 2004. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of an ownership change. We do not anticipate that any material limitation exists on our ability to use our carryforwards and credits.

      We have recognized approximately $23 million of deferred tax assets in the first quarter of 2000 to offset a deferred tax liability of an equal amount, which arose as a result of the comprehensive income arising from the unrealized gain on our investment in Keynote Systems. This offset related to deferred tax assets that resulted from stock option exercises. Accordingly, a $23 million charge in lieu of taxes was recorded to comprehensive income with an offsetting credit to additional paid-in capital. We have provided a full valuation allowance on our remaining deferred tax assets because of the uncertainty regarding their realization.

      Minority Interest in Net Loss of Subsidiary

      Minority interest in the net loss of VeriSign Japan was $147,000 in the first quarter of 2000 and $250,000 in the first quarter of 1999. The decrease was primarily due to VeriSign Japan's lower operating losses as compared to the prior year. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net loss of subsidiary will continue to fluctuate in future periods.

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

      Our business depends on the adoption and continued use of IP networks.

      To date, many businesses and consumers have been deterred from utilizing IP networks for a number of reasons, including, but not limited to:

      .  potentially inadequate development of network infrastructure;
      . security concerns including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;
      . other security concerns such as attacks on popular websites by "hackers;"
      .  inconsistent quality of service;
      .  lack of availability of cost-effective, high-speed service;
      .  limited numbers of local access points for corporate users;
      .  inability to integrate business applications on IP networks;
      . the need to operate with multiple and frequently incompatible products; and
      .  a lack of tools to simplify access to and use of IP networks.

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

      Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.

      Our quarterly operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

      .  continued market acceptance of our Internet trust services;
      . the long sales and implementation cycles for, and potentially large order sizes of, some of our Internet trust services;
      .  the timing and execution of individual contracts;
      .  customer renewal rates for our Internet trust services;
      . the timing of releases of new versions of Internet browsers or other third-party software products and networking equipment that include our digital certificate service interface technology;
      .  the mix of our services sold during a quarter;
      . our success in marketing other Internet trust services to our existing customers and to new customers;
      . continued development of our direct and indirect distribution channels, both in the U.S. and abroad;
      . market acceptance of our Internet trust services or our competitors' products and services;
      . our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development and technical support personnel;
      .  our ability to expand operations;
      . our success in assimilating the operations and personnel of any acquired businesses;
      . the amount and timing of expenditures related to expansion of our operations;
      . the impact of price changes in our Internet trust services or our competitors' products and services; and
      . general economic conditions and economic conditions specific to IP network industries.

      Our limited operating history and the emerging nature of our market make it difficult to predict future revenues. Our expenses are based, in part, on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. We may be unable to predict future revenues accurately or to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to our expectations could cause significant declines in our quarterly operating results.

      Due to all of the above factors, our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to- period comparisons of our operating results will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Also, it is likely that our operating results will fall below our expectations and the expectations of securities analysts or investors in some future quarter. If this happens, the market price of our common stock could decline.

      System interruptions and security breaches could harm our business.

      We depend on the uninterrupted operation of our secure data centers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes. Any damage or failure that causes interruptions in our secure data centers and our other computer and communications systems could materially harm our business. In addition, our ability to issue digital certificates depends on the efficient operation of the Internet connections from customers to our secure data centers. These connections depend upon efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could decrease customer satisfaction.

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

      Although we periodically perform, and retain accredited third parties to perform, audits of our operational practices and procedures, we may not be able to remain in compliance with our internal standards or those set by third-party auditors. If we fail to maintain these standards, we may have to expend significant time and money to return to compliance and our business could suffer.

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

      We may not be able to integrate our recent acquisitions successfully

      We acquired Thawte and Signio in February 2000 and in March 2000, we have agreed to acquire Network Solutions. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. In addition, assimilating acquired businesses involves a number of other risks, including, but not limited to:

      .  the potential disruption of our business;
      . the additional expense associated with completing an acquisition and amortizing any acquired intangible assets;
      . the potential impairment of relationships with our employees, customers and strategic partners;
      . the additional expenses associated with the amortization of goodwill and other intangible assets, which we expect will be an aggregate of approximately $1.5 billion for the two acquisitions and will be amortized straight-line generally from two to three years;
      .  unanticipated costs or the incurrence of unknown liabilities;
      . the need to manage more geographically-dispersed operations, such as Thawte's offices in North Carolina and South Africa;
      .  diversion of management's resources from other business concerns;
      .  the inability to retain the employees of the acquired businesses;
      . adverse effects on existing customer relationships of Thawte or Signio; . the difficulty of assimilating the operations and personnel of the acquired businesses;
      . our inability to incorporate acquired technologies successfully into our Internet-based trust services; and
      . the inability to maintain uniform standards, controls, procedures and policies.

      We face significant competition.

      We anticipate that the market for services that enable trusted and secure electronic commerce and communications over IP networks will remain intensely competitive. We compete with larger and smaller companies that provide products and services that are similar to some aspects of our Internet trust services. We expect that competition will increase in the near term, and that our primary long-term competitors may not yet have entered the market. Increased competition could result in pricing pressures, reduced margins or the failure of our Internet trust services to achieve or maintain market acceptance, any of which could harm our business. Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, we may not be able to compete effectively.

      We may experience future losses.

      We have experienced substantial net losses in the past. As of March 31, 2000, we had an accumulated deficit of approximately $73.6 million. Our limited operating history, the emerging nature of our market, our current acquisitions and the factors described under "--Our business depends on the adoption of IP networks" and "--Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain," among other factors, make prediction of our future operating results difficult. As a result, we may incur additional losses in the future. Although our revenues have grown in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results.

      Technological changes will affect our business.

      The emerging nature of the Internet and digital certificate businesses and their rapid evolution requires us to continually improve the performance, features and reliability of our Internet trust services, particularly in response to competitive offerings. We must also introduce any new Internet trust services as quickly as possible. The success of new Internet trust services depends on several factors, including proper new service definition and timely completion, introduction and market acceptance of our new Internet trust services. We may not succeed in developing and marketing new Internet trust services that respond to competitive and technological developments and changing customer needs. This could harm our business.

      We must manage our growth and expansion.

      Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. VeriSign has grown from 26 employees at December 31, 1995 to 554 employees at March 31, 2000. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. We also expanded our operations by acquiring SecureIT during 1998 and, in February 2000 we acquired Signio and THAWTE. In addition, we will add a substantial number of additional employees as a result of the merger with Network Solutions. To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

      We depend on key personnel.

      We depend on the performance of our senior management team and other key employees. Our success will also depend on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the U.S. and abroad. There is intense competition for these personnel. In addition, our stringent hiring practices for some of our key personnel, which consist of background checks into prospective employees' criminal and financial histories, further limit the number of qualified persons for these positions. We have no employment agreements with any of our key executives that prevent them from leaving VeriSign at any time. In addition, we do not maintain key person life insurance for any of our officers or key employees other than our President and Chief Executive Officer. The loss of the services of any of our senior management team or other key employees or its failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

      We must establish and maintain strategic and other relationships.

      One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our Internet-based trust services than we would otherwise. Furthermore, as a result of our emphasis on these relationships, our success in these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our Internet-based trust services successfully. Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our Internet-based trust services could harm our business.

      Our existing relationships do not, and any future relationships may not, afford VeriSign any exclusive marketing or distribution rights. In addition, the other parties may not view their relationships with us as significant for their own businesses. Therefore, they could reduce their commitment to VeriSign at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services either on their own or in collaboration with others, including our competitors. If we are unable to maintain our relationships or to enter into additional relationships, our business could suffer.

      Some of our Internet-based trust services have lengthy sales and implementation cycles.

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

      Our Internet trust services could have unknown defects.

      Services as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in existing or new Internet trust services, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our Internet trust services and our digital certificate service agreements. The performance of these Internet trust services typically involves working with sophisticated software, computing and communications systems. Our failure or inability to meet customer expectations or project milestones in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

      Public key cryptography technology is subject to risks.

      Our Internet trust services depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user's private key and that it is not stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as "factoring." This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method be developed, then the security of encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing Internet trust services obsolete or unmarketable. If improved techniques for attacking cryptographic systems are ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful decoding of some types of cryptographic messages and of the potential misappropriation of private keys. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

      Our international operations are subject to certain risks.

      Revenues of VeriSign Japan K.K., or VeriSign Japan, and revenues from other international affiliates and customers accounted for approximately 27% of our revenues in the full year of 1999 and 33% of our revenues in the first quarter of 2000. We intend to expand our international operations and international sales and marketing activities. For example, with our acquisition of Thawte we have additional operations in South Africa. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet-based trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our Internet-based trust services and in developing international distribution or operating relationships. We may not succeed in expanding our Internet-based trust service offerings into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

      We have licensed to international affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet-based trust services. The VeriSign Processing Center platform provides an affiliate with the knowledge and technology to offer Internet-based trust services similar to those offered by VeriSign. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and be perceived by the marketplace to be secure. Although we provide the affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market's perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. For further information, please see "--System interruptions and security breaches could harm our business."

      All of our international revenues from sources other than VeriSign Japan are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations.

      We could be affected by government regulation.

      Exports of software products utilizing encryption technology are generally restricted by the U.S. and various non-U.S. governments. Although we have obtained approval to export our Global Server digital certificate service, and none of our other Internet trust services are currently subject to export controls under U.S. law, the list of products and countries for which export approval is required could be revised in the future to include more digital certificate products and related services. If we do not obtain required approvals we may not be able to sell specific Internet trust services in international markets. There are currently no federal laws or regulations that specifically control certificate authorities, but a limited number of states have enacted legislation or regulations with respect to certificate authorities. If the market for digital certificates grows, the U.S. federal or state or non-U.S. governments may choose to enact further regulations governing certificate authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could harm our business.

      We face risks related to intellectual property rights.

      Our success depends on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

      In the future we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

      We also license third-party technology, such as public key cryptography technology licensed from RSA and other technology that is used in our products, to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. Our business could suffer if we lost the rights to use these technologies. A third party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third party or between us and a third party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all.

      The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of our Internet trust services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

      From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be made against us in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of product infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

Year 2000 Issues

      To date, we have experienced no significant disruption of our operations nor have our customers reported to us any significant problems with our products or services as a result of Year 2000 issues.

Liquidity and Capital Resources

                                                              March 31,     December 31,
                                                                2000            1999          Change
                                                            -------------  -------------  -------------
                                                                       (Dollars in thousands)
Cash, cash equivalents and
   short-term investments.................................  $     123,640  $     156,480             (21)%

Working capital...........................................  $     103,497  $     140,163             (26)%

Stockholders' equity......................................  $   1,824,454  $     298,359             512%

      At March 31, 2000, our principal source of liquidity was $123.6 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds. In addition, we hold $80.8 million of long-term fixed maturity obligations.

      Net cash provided by operating activities was $2.5 million in the first three months of 2000 compared to net cash used in operating activities of $3.3 million in the first three months of 1999. In the first three months of 2000, the net loss of $26.2 million was offset by non-cash charges totaling $61.0 million related to the amortization of goodwill and other intangible assets and was increased by the $32.6 million gain in the sale of Keynote Systems, Inc. In addition, increases in current operating liabilities, particularly deferred revenue, were only partially offset by increases in current operating assets. Net cash used in operating activities in the first three months of 1999 was primarily the result of the $2.0 million net loss and increases in accounts receivable and prepaid expenses. These amounts were partially offset by non-cash charges for depreciation and increases in accounts payable and deferred revenue.

      Net cash provided by investing activities was $27.2 million in the first three months of 2000 compared to net cash used of $34.0 million in the first three months of 1999. In the first three months of 2000, net cash provided by investing activities was primarily the result of the sale of a portion of our investment in Keynote Systems, Inc., partially offset by costs relating to our acquisitions of Thawte and Signio. In the first three months of 1999, net cash used in investing activities was substantially due to net purchases of $29.4 million of short-term investments. Capital expenditures for property and equipment totaled $3.5 million in the first three months of 2000 and $2.3 million in the first three months of 1999. Our planned capital expenditures for the full year of 2000 are approximately $7.0 million to $9.0 million, primarily for computer and communications equipment and leasehold improvements. As of March 31, 2000, we also had commitments under noncancelable operating leases for our facilities for various terms through 2005.

      Net cash provided by financing activities was $8.3 million in the first three months of 2000 primarily for the issuance of common stock resulting from stock option exercises. In the first three months of 1999, net cash provided by financing activities was $123.5 million, primarily from the sale of additional common stock to the public.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. We believe that SAB No. 101 will not have any material impact on our financial position, results of operations or cash flows.

      In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site" (EITF 00-2). In general, EITF 00-2 states that the costs of developing a web site should be accounted for under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We are currently evaluating EITF 00-2 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. EITF 00-2 is effective for costs incurred after June 30, 2000.

      Also in March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-3, " Application of AICPA Statement of Position 97-2, `Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" (EITF 00-3). EITF 00-3 addresses the accounting issues related to software hosting arrangements. In general, EITF 00-3 states that if the customer does not have the option to physically take possession of the software, the transaction is not within the scope of SOP 97-2 and revenue should be recognized ratably over the hosting period as a service arrangement. However, if the customer has the option to take physical delivery of the software and specific pricing information is available for both the software and hosting components of the arrangement, then the software revenue may be recognized when the customer first has access to the software and revenue from the hosting component should be recognized ratably over the hosting period. We are currently evaluating EITF 00-3 and do not expect that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. We will be required to implement EITF 00-3 for the year ending December 31, 2000.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management has not determined the impact that adoption of FIN No. 44 will have on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

      The primary objective of VeriSign's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of March 31, 2000, 53% of our non-strategic investments mature in less than one year.

      The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                                   Maturing in
                                  -----------------------------------------
                                                   Six Months
                                  Six Months           to         More than                     Estimated
                                   or Less          One Year      One Year        Total        Fair Value
                                  ----------       ----------     ---------      -------       ----------
                                                             (Dollars in thousands)
     Included in cash and
       cash equivalents             77,178              --             --         77,178          77,162
     Weighted-average
       interest rate                  5.90%             --             --

     Included in short-term
       investments                  13,280           2,000             --         15,280          15,257
     Weighted-average
       interest rate                  5.69%           6.39%            --

     Included in long-term
       investments                      --              --         81,441         81,441          80,764
     Weighted-average
       interest rate                    --              --           5.96%

Exchange rate sensitivity

      VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. Our subsidiary in Sweden has not had significant operations to date. All revenues derived from our European affiliates are denominated in U.S. dollars and, therefore, are not subject to exchange rate fluctuations.

      Both the revenues and expenses of our majority-owned subsidiary in Japan are denominated in Japanese yen, and the revenues and expenses of our activities conducted through South Africa are denominated in South African rand. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated to U.S. dollars, operating expenses will also be lower in these circumstances.

      Because of our minimal exposure to foreign currencies, we have not engaged in any hedging transactions to date.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

                                                         Incorporated by Reference
        Exhibit                                    ---------------------------------------        Filed
        Number         Exhibit Description            Form           Date         Number         Herewith
     -------------  ------------------------       ---------      ---------      ---------       --------
         27.01      Financial Data Schedule                                                         X
                    (Available in EDGAR version only)

         99.01      Condensed Consolidated                                                          X
                      Statement of Operations
                    For the Twelve Months
                      Ended March 31, 2000

(b) Reports on Form 8-K

    The following reports were filed on Form 8-K or Form 8-K/A during the quarter ended March 31, 2000:

    . Current Report on Form 8-K dated December 17, 1999 was filed on January 6,
      2000 pursuant to Item 5 - Other Events.
    . Current Report on Form 8-K dated February 1, 2000 was filed on February
      16, 2000 pursuant to Item 2 - Acquisition or Disposition of Assets, and
      Item 7 - Financial Statements, Pro Forma Financial Information and
      Exhibits.
    . Current Report on Form 8-K dated February 29, 2000 was filed on March 7,
      2000 pursuant to Item 2 - Acquisition or Disposition of Assets, and Item 7
      - Financial Statements, Pro Forma Financial Information and Exhibits.
    . Current Report on Form 8-K dated March 6, 2000 was filed March 8, 2000 pursuant to Item 5 - Other Events.
    . Amended Current Report on Form 8-K/A dated March 10,2000 was filed March
      10, 2000 pursuant to Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VERISIGN, INC.


Date: May 12, 2000               By:  /s/ STRATTON D. SCLAVOS
                                     -------------------------------------------
                                          Stratton D. Sclavos
                                               President
                                                  and
                                        Chief Executive Officer
                                     (Principal Executive Officer)


Date: May 12, 2000               By:  /s/ DANA L. EVAN
                                     -------------------------------------------
                                                    Dana L. Evan
                                             Executive Vice President of
                                              Finance and Administration
                                                          and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             SUMMARY OF TRADEMARKS

      The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

Trademarks

      Global Site(TM)
      Global Site Plus(TM)
      OnSite(R)
      Secure Site(TM)
      Secure Site Plus(TM)
      SecureIT(TM)
      VeriSign Logo
      VeriSign Service Center
      VeriSign Processing Center
      VeriSign is a registered trademark exclusively licensed to VeriSign, Inc.

Service Marks

      GoSecure!(SM)
      The Internet Trust Company(SM)
      The Sign of Trust on the Net(SM)
      VeriSign OnSite(SM)
      VeriSign Trust Network(SM)
      WorldTrust(SM)

      All other brand or product names are trademarks or registered trademarks of their respective holders.

                                   EXHIBITS

      As required under Item 6 - Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section is as follows:

  Exhibit
  Number                          Exhibit Description
-----------  --------------------------------------------------------
  27.01      Financial Data Schedule (Available in EDGAR version only)

  99.01      Condensed Consolidated Statement of Operations
             For the Twelve Months Ended March 31, 2000