Form 10-Q
period 2000-06-30
VERISIGN INC/CA
filed 2000-08-09
CIK 1014473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended June 30, 2000

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

                               ----------------

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

                                             Shares
                                           Outstanding
                                            July 31,
                 Class                        2000
                 -----                     -----------
            Common stock, $.001 par value  194,455,435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                       Page
                                       ----
             PART I -- FINANCIAL
                 INFORMATION


 Item 1. Condensed Financial
         Statements (Unaudited)........  3


 Item 2. Management's Discussion and
         Analysis of Financial
         Condition and Results of
         Operations.................    13


 Item 3. Quantitative and
         Qualitative Disclosures
         About Market Risk..........    36


               PART II -- OTHER
                 INFORMATION


 Item 1. Legal Proceedings..........    38


 Item 4. Submission of Matters to a
         Vote of Security Holders...    39


 Item 5. Other Information..........    40


 Item 6. Exhibits and Reports on
         Form 8-K...................    40


 Signatures..........................   41


 Summary of Trademarks...............   42


 Exhibits............................   44

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)

   As required under Item 1--Condensed Financial Statements (Unaudited) included in this section are as follows:

                       Financial Statement Description                      Page
                       -------------------------------                      ----
   .Condensed Consolidated Balance Sheets
     As of June 30, 2000 and December 31, 1999............................    4


   .Condensed Consolidated Statements of Operations
     For the Three and Six Months Ended June 30, 2000 and 1999............    5


   .Condensed Consolidated Statements of Cash Flows
     For the Six Months Ended June 30, 2000 and 1999......................    6


   .Notes to Condensed Consolidated Financial Statements..................    7

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       June 30,    December 31,
                                                         2000          1999
                                                     ------------  ------------
                       Assets


Current assets:
  Cash and cash equivalents......................... $  1,013,527    $ 70,382
  Short-term investments............................       31,288      86,098
  Accounts receivable, net..........................       55,685      22,727
  Refundable income taxes...........................       52,882         --
  Prepaid expenses and other current assets.........       58,769       3,635
                                                     ------------    --------
    Total current assets............................    1,212,151     182,842
Property and equipment, net.........................       88,223      10,194
Goodwill and other intangible assets, net...........   19,993,020         --
Long-term investments...............................      238,455     144,751
Other assets, net...................................        3,128       3,379
                                                     ------------    --------
                                                     $ 21,534,977    $341,166
                                                     ============    ========


        Liabilities And Stockholders' Equity


Current liabilities:
  Accounts payable and accrued liabilities.......... $    149,603    $ 10,902
  Accrued merger costs..............................       91,377         --
  Deferred revenue..................................      384,158      31,777
                                                     ------------    --------
    Total current liabilities.......................      625,138      42,679
                                                     ------------    --------
Deferred income taxes, net..........................      174,150         --
Long-term deferred revenue..........................       94,786         --
Other long-term liabilities.........................          510         128
                                                     ------------    --------
    Total long-term liabilities.....................      269,446         128
                                                     ------------    --------


Commitments and contingencies


Stockholders' equity:
  Preferred stock--par value $.001 per share
   Authorized shares:5,000,000
   Issued and outstanding shares:none...............          --          --
  Common stock--par value $.001 per share
   Authorized shares:1,000,000,000
   Issued and outstanding shares:194,264,745 at June
    30, 2000
   103,482,841 at December 31, 1999.................          194         103
Additional paid-in capital..........................   21,125,593     258,239
Notes receivable from stockholders..................         (255)        --
Unearned compensation...............................         (121)       (172)
Accumulated deficit.................................     (526,545)    (47,452)
Accumulated other comprehensive income..............       41,527      87,641
                                                     ------------    --------
    Total stockholders' equity......................   20,640,393     298,359
                                                     ------------    --------
                                                     $ 21,534,977    $341,166
                                                     ============    ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                          Three Months      Six Months Ended
                                         Ended June 30,         June 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        ---------  -------  ---------  -------
Revenues............................... $  70,254  $18,736  $ 104,325  $34,318
                                        ---------  -------  ---------  -------
Costs and expenses:
  Cost of revenues.....................    22,570    7,373     35,032   13,974
  Sales and marketing..................    28,885    8,148     42,518   15,663
  Research and development.............     7,114    3,085     11,543    6,073
  General and administrative...........     8,154    2,073     11,836    3,980
  Write-off of acquired in-process
   research and development............    54,000      --      54,000      --
  Amortization of goodwill and other
   intangible assets...................   409,216      --     470,230      --
                                        ---------  -------  ---------  -------
    Total costs and expenses...........   529,939   20,679    625,159   39,690
                                        ---------  -------  ---------  -------
    Operating loss.....................  (459,685)  (1,943)  (520,834)  (5,372)
Other income:
  Gain on sale of marketable
   securities..........................       --       --      32,623      --
  Interest income......................     6,871    1,876      9,484    3,381
  Other expense, net...................      (124)     (85)      (366)    (154)
                                        ---------  -------  ---------  -------
    Total other income.................     6,747    1,791     41,741    3,227
                                        ---------  -------  ---------  -------
    Net loss........................... $(452,938) $  (152) $(479,093) $(2,145)
                                        =========  =======  =========  =======
Net loss per share:
  Basic and diluted.................... $   (3.37) $  (.00) $   (3.94) $  (.02)
                                        =========  =======  =========  =======
Shares used in per share computation:
  Basic and diluted....................   134,437   99,118    121,586   98,186
                                        =========  =======  =========  =======



     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                            2000        1999
                                                         -----------  --------
Cash flows from operating activities:
  Net loss.............................................. $  (479,093) $ (2,145)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization of property and
     equipment..........................................       7,905     2,362
    Amortization of goodwill and other intangible
     assets.............................................     470,230       --
    Write-off of acquired in-process research and
     development........................................      54,000       --
    Gain on sale of marketable securities...............     (32,623)      --
    Minority interest in net loss of subsidiary.........         (90)     (428)
    Stock-based compensation............................          51        52
    Loss on disposal of property and equipment..........          77       337
  Changes in operating assets and liabilities:
    Accounts receivable.................................     (14,023)   (6,691)
    Prepaid expenses and other current assets...........         963    (2,627)
    Accounts payable and accrued liabilities............      32,872     2,332
    Deferred revenue....................................      26,788     7,129
                                                         -----------  --------
      Net cash provided by operating activities.........      67,057       321
                                                         -----------  --------
Cash flows from investing activities:
  Purchases of short-term investments...................     (18,186)  (79,592)
  Proceeds from maturities and sales of short-term
   investments..........................................      82,446    36,097
  Purchases of long-term investments....................     (80,456)   (7,521)
  Proceeds from maturities and sales of long-term
   investments..........................................      52,184       --
  Purchases of property and equipment...................     (17,246)   (3,049)
  Cash acquired in purchase transactions, less amounts
   paid.................................................     852,412       --
  Transaction costs.....................................     (11,580)      --
  Other assets..........................................         615    (2,356)
                                                         -----------  --------
      Net cash provided by (used in) investing
       activities.......................................     860,189   (56,421)
                                                         -----------  --------
Cash flows from financing activities:
  Collections on notes receivable from stockholders.....         511       409
  Net proceeds from issuance of common stock............      15,211   125,111
                                                         -----------  --------
      Net cash provided by financing activities.........      15,722   125,520
                                                         -----------  --------
Effect of exchange rate changes on cash.................         177       --
                                                         -----------  --------
Increase in cash and cash equivalents...................     943,145    69,420
Cash and cash equivalents at beginning of period........      70,382    22,786
                                                         -----------  --------
Cash and cash equivalents at end of period.............. $ 1,013,527  $ 92,206
                                                         ===========  ========
Supplemental schedule of non-cash investing and
 financing activities:
  Unrealized gain on long-term investments.............. $     7,750  $    --
                                                         ===========  ========
  Non-cash consideration issued in connection with
   purchase transactions................................ $19,330,837  $    --
                                                         ===========  ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments as explained in Note 2 -- Business Combinations, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and subsidiaries, (VeriSign or the Company), at June 30, 2000, and the results of operations and cash flows for the interim periods ended June 30, 2000 and 1999.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 1999 included in the annual report previously filed on Form 10-K. In addition, we recently acquired Network Solutions. Network Solutions previously filed audited financial statements for the three-year period ended December 31, 1999 in its 1999 Annual Report on Form 10-K.

   The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year.

Note 2. Business Combinations

 THAWTE Consulting (Pty) Ltd. Acquisition

   On February 1, 2000, VeriSign completed its acquisition of THAWTE Consulting
(Pty) Ltd., or THAWTE, a privately held South African company that provides digital certificates to website owners and software developers. VeriSign issued approximately 4.4 million shares of its common stock in exchange for all of the outstanding shares of THAWTE. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $652 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. THAWTE's results of operations have been included in the consolidated financial statements from its date of acquisition.

 Signio, Inc. Acquisition

   On February 29, 2000, VeriSign completed its acquisition of Signio, Inc., or Signio, a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. VeriSign issued approximately 5.6 million shares of its common stock in exchange for all the outstanding shares of Signio and also assumed all of Signio's outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $876 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Signio's results of operations have been included in the consolidated financial statements from its date of acquisition.

 Network Solutions, Inc. Acquisition

   On June 8, 2000, VeriSign completed its acquisition of Network Solutions, Inc., or Network Solutions, a publicly traded company that provides Internet domain name registration and global registry services. The total consideration of approximately $19.3 billion was based on: the fair value of VeriSign's common stock issued; stock options assumed; and merger-transaction-related costs. At the closing, VeriSign issued approximately 72.3 million shares of its common stock valued at approximately $17.8 billion, based on an exchange ratio of 1.075 shares of VeriSign's common stock for each outstanding share of Network Solutions common stock.

                        VERISIGN, INC. AND SUBSIDIARIES

VeriSign assumed outstanding options to purchase Network Solutions common stock, which were converted into options to acquire approximately 8.1 million shares of the VeriSign's common stock, with a fair value of approximately $1.4 billion, based on the same exchange ratio, subject to terms and conditions, including exercisability and vesting schedules, of the original options. In addition, VeriSign incurred merger-transaction-related costs of approximately $50.0 million, which were included in the purchase consideration. These merger-transaction-related costs primarily consisted of investment banking fees, printing costs and other professional fees.

   This transaction was accounted for as a purchase. Accordingly, the purchase consideration of $19.3 billion has been preliminarily allocated to the estimated fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Goodwill and other intangible assets are being amortized on a straight-line basis over useful lives of two to four years. Network Solutions results of operations have been included in the consolidated financial statements from its date of acquisition.

 Purchase Price Allocations

   The purchase consideration for THAWTE, Signio and Network Solutions was allocated to the assets acquired and liabilities assumed based on fair values as follows:

                                                                   Straight-Line
                                                        Network    Amortization
                                    THAWTE   Signio    Solutions      Period
                                   -------- --------  -----------  -------------
                                      (Dollars in thousands)          (Years)
Net tangible assets..............  $    566 $  2,888  $   716,621       --
ISP hosting relationships........    11,389      --           --        2.0
Customer relationships...........     2,815   15,402          --        3.0
Technology in place..............     2,963    5,680       29,500       3.0
Non-compete agreement............       939      --           --        3.0
Trade name.......................       913    4,501       67,400       3.0
Workforce in place...............       342    1,353       16,900     3.0-4.0
Contracts with ICANN and customer
 lists...........................       --       --       800,700       3.4
In-process research and
 development.....................       --       --        54,000       --
Goodwill.........................   632,087  854,635   17,958,357     3.0-4.0
Deferred income tax liabilities
 attributable to identifiable
 intangible assets...............       --    (8,732)    (365,800)      --
                                   -------- --------  -----------
Net assets acquired..............  $652,014 $875,727  $19,277,678
                                   ======== ========  ===========

 Purchased In-Process Research and Development

   The portion of the Network Solutions purchase price allocated to in-process research and development ("IPR&D") was $54 million and was expensed during the quarter ended June 30, 2000. Network Solution's IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system ("SRS"). The SRS is the system that provides shared registration interface to the accredited and licensed registrars into the .com,
 .net, and .org generic top level domain ("gTLD") name registry. It is through this system that registrars from all over the world are able to register domain names with the central database at the same time. Given the high demand on the SRS, it is in need of improvements and upgrades in the area of scalability, security, non-english language capability next generation resource provisioning protocol.

                        VERISIGN, INC. AND SUBSIDIARIES

   As of the acquisition date, Network Solutions was in the process of developing technology that would add substantial functionality and features to the SRS. The IPR&D had not yet reached technological feasibility and had no alternative uses. The IPR&D under development may not achieve technical or commercial viability. The technological feasibility of the in-process development efforts is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications including functions, features, and technical performance requirements. At the date of the acquisition, management estimated that completion of the Network Solutions IPR&D would be accomplished in 2000 while the initial development effort had commenced in late 1999. This estimate was based on the project costs and milestones.

   The fair value assigned to IPR&D was estimated by discounting, to present value, the cash flows attributable to the technology once it has reached technological feasibility. A discount rate consistent with the risks of the project was used to estimate the present value of cash flows. The value assigned to IPR&D was the amount attributable to the efforts of the seller up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased research and development project at the time of acquisition.

 Pro Forma Results of Operations

   The following summary, prepared on a pro forma basis, presents the results of operations as if THAWTE, Signio and Network Solutions had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, primarily amortization of goodwill and intangible assets and excluding the one-time IPR&D charge.

                                                   Six Months Ended June 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
                                                   (In thousands, except per
                                                          share data)
   Pro forma revenues............................. $    291,554  $    120,322
   Pro forma net loss............................. $ (2,506,894) $ (2,445,767)
   Pro forma basic and diluted net loss per
    share......................................... $     (12.24) $     (13.92)

Note 3. Fair Values of Financial Instruments

   The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable approximate their respective fair values.

Note 4. Commitments and Contingencies

   As of July 31, 2000, Network Solutions, Inc. was a defendant in fifteen active lawsuits involving domain name disputes between trademark owners and domain name holders. Network Solutions is drawn into such disputes, in part, as a result of claims by trademark owners that Network Solutions is legally required, upon request by a trademark owner, to terminate the contractual right between Network Solutions and a domain name holder that registered a domain name, which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in Network Solutions' favor and against Lockheed Corporation, holding that Network Solutions' services do not make Network Solutions liable for contributory infringement to trademark owners. Thus, Network Solutions believes, this type of suit should decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that suspends their contractual rights to the domain names in question. Although

                        VERISIGN, INC. AND SUBSIDIARIES

80 of these situations over the past six and a half years have resulted in suits actually naming Network Solutions as a defendant, as of July 31, 2000, no adverse judgment has been rendered and no award of damages has ever been made against Network Solutions. Network Solutions believes that it has meritorious defenses and vigorously defends itself against these claims.

   On March 15, 2000, a group of eight plaintiffs filed suit against the United States Department of Commerce, the National Science Foundation and Network Solutions, Inc. in the United States District Court for the Northern District of California. The case, entitled William Hoefer et al. v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenges the lawfulness of the registration fees that Network Solutions was authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. On June 19, 2000 the plaintiffs filed their first amended complaint, adding two plaintiffs and naming VeriSign as a defendant.

   All of the defendants filed motions to transfer the suit to the Federal District Court in the District of Columbia and the court granted those actions on June 28, 2000. The same attorney who unsuccessfully challenged Network Solutions in a similar action known as Thomas, et al. v. Network Solutions, et al., filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, Section 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C.
Section 9701), the Administrative Procedure Act, the Sherman Act, and the California Unfair Competition Act, Section 17200. The case was docketed with the Federal District Court in the District of Columbia on July 28, 2000 and on August 4, 2000 the plaintiffs filed their Notice of Voluntary Dismissal without Prejudice under Rule 41(A) of the Federal Rules of Civil Procedure.

   On June 15, 2000, plaintiff David Moran filed a putative shareholder derivative complaint on behalf of himself and others similarly situated against Charles Stuckey, Jr., James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter III, Robert P. Badavas, and against nominal defendant VeriSign, Inc. The complaint alleges, among other things, that the directors of RSA Security mismanaged RSA's business, failed to protect its intellectual property or enforce the terms of its license agreement with VeriSign, and that VeriSign violated the terms of the licensing agreement and competed against RSA. Defendants have not yet responded to the Complaint in this matter. While VeriSign cannot ascertain the outcome of this matter presently, VeriSign believes that the claims against it are without merit and intends to vigorously defend itself against these claims.

   VeriSign is involved in various other investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion will harm our business. VeriSign cannot assure that it will prevail in any litigation. Regardless of the outcome, any litigation may require VeriSign to incur significant litigation expense and may result in significant diversion of management attention. An unfavorable outcome may have a material adverse effect on VeriSign's financial position or results of operations.

Note 5. Realized Gains on Investments

   In February 2000, VeriSign sold twenty percent of the common stock of Keynote Systems, Inc. that it held, and received net proceeds of $34.1 million. As a result of the sale, the Company recorded a pre-tax gain of $32.6 million.

                        VERISIGN, INC. AND SUBSIDIARIES

Note 6. Calculation of Net Loss per Share

   Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Since we have a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options would be anti-dilutive. In addition, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the three-month period ended June 30, 2000, options to purchase 20,815,477 shares of common stock were outstanding, and for the three-month period ended June 30, 1999, options to purchase 13,243,450 shares of common stock were outstanding. For the six-month period ended June 30, 2000, options to purchase 21,755,855 shares of common stock were outstanding, and for the six-month period ended June 30, 1999, options to purchase 13,072,666 shares of common stock were outstanding. The calculation of net loss per share is presented below.

                                         Three Months      Six Months Ended
                                        Ended June 30,         June 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       ---------  -------  ---------  -------
                                         (In thousands, except per share
                                                      data)
   Net loss........................... $(452,938) $  (152) $(479,093) $(2,145)
                                       =========  =======  =========  =======
   Shares used in net loss per share
    calculation:
     Weighted average shares
      outstanding.....................   134,469  100,320    121,811   99,578
     Weighted average shares issued
      and subject to repurchase
      agreements......................       (32)  (1,202)      (225)  (1,392)
                                       ---------  -------  ---------  -------
                                         134,437   99,118    121,586   98,186
                                       =========  =======  =========  =======
   Basic and diluted net loss per
    share............................. $   (3.37) $  (.00) $   (3.94) $  (.02)
                                       =========  =======  =========  =======

Note 7. Comprehensive Loss

   Comprehensive loss consists of net loss and other comprehensive income. The components of comprehensive loss are as follows:

                                         Three Months      Six Months Ended
                                        Ended June 30,         June 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       ---------  -------  ---------  -------
                                                 (In thousands)
   Net loss........................... $(452,938) $  (152) $(479,093) $(2,145)
   Unrealized loss on investments.....   (38,130)     --     (46,291)     --
   Translation adjustments............        87      --         177      --
                                       ---------  -------  ---------  -------
   Comprehensive loss................. $(490,981) $  (152) $(525,207) $(2,145)
                                       =========  =======  =========  =======

Note 8. Segment Information

   VeriSign operates in the Americas, Europe, Middle East and Africa, Asia-Pacific and Japan and derives substantially all of its revenues from sales of trusted infrastructure services. For the three months ended June 30, 2000, the Company derived 39% of its revenue from international subsidiaries and affiliates and for the three months ended June 30, 1999, the Company derived 27% of its revenue from international subsidiaries and affiliates. For the six months ended June 30, 2000, the Company derived 24% of its revenue from international subsidiaries and affiliates and for the six months ended June 30, 1999, the Company derived 24% of its revenue from international subsidiaries and affiliates.

                        VERISIGN, INC. AND SUBSIDIARIES

   VeriSign is in the initial stages of integration activities with the THAWTE, Signio and Network Solutions acquisitions and we are currently evaluating our organizational and financial reporting structures. Pending completion of this review and reorganization, the operating segments are naturally aligned along subsidiaries, with Network Solutions being the only significant operation in terms of revenue and net assets in addition to VeriSign's core authentication business. On a standalone basis, excluding the 22-day contribution from Network Solutions, VeriSign had revenue of $41.1 million during the three months ended June 30, 2000. VeriSign had operating income of $657,000 before the charge for amortization of goodwill and intangible assets.

Note 9. Recent Accounting Pronouncements

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. Interpretive guidance for the SAB is expected to be issued soon. We are currently evaluating SAB No. 101 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows.

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

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 was effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." We are currently evaluating FIN No. 44 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion in conjunction with the interim unaudited consolidated financial statements and related notes.

   Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to; those discussed in the section below entitled "Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we have filed or will file in 2000 and our Annual Report on Form 10-K, which was filed on March 22, 2000. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

   VeriSign is the leading provider of trusted infrastructure services to website owners, enterprises, electronic commerce service providers and individuals. The Company's domain name, digital certificate and payment services provide the critical web identity, authentication and transaction infrastructure that online businesses need to conduct secure e-commerce and communications.

   VeriSign's core authentication service offerings were established as the cornerstone of the business in 1995 with the introduction of website digital certificates. Through our secure online infrastructure we sell our website digital certificates to online businesses, large enterprises, government agencies and other organizations. We have established strategic relationships with industry leaders, including AOL/Netscape, British Telecommunications plc, Cisco, Microsoft, RSA Security and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners.

   We market our authentication services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, systems integrators and our international affiliates. A significant portion of our revenues to date have been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels. We continue to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. The VeriSign Trust Network now consists of affiliated organizations including Arabtrust in the Middle East, British Telecommunications plc in the United Kingdom, Canadian Imperial Bank of Commerce (CIBC) of Canada, CertiSur of Argentina, Certplus of France, eSign of Australia, HiTrust of Taiwan, KPN Telecom of The Netherlands, Roccade of The Netherlands, the South African Certification Agency in South Africa, and Telia in Sweden. These international service providers utilize common technology, operating practices and infrastructure to deliver interoperable trust services for a specific geographic region or vertical market.

   We expanded our authentication service offerings on February 1, 2000, when we completed our acquisition of THAWTE Consulting (Pty) Ltd., a privately held South African company that provides digital certificates to website owners and software developers. In connection with this acquisition, we issued approximately 4.4 million shares of our common stock in exchange for all of the outstanding shares of

THAWTE. The transaction has been accounted for as a purchase and, accordingly, the results of THAWTE's operations are included in our consolidated financial statements from the date of acquisition. As a result of our acquisition of THAWTE, we recorded goodwill and other intangible assets of approximately $0.7 billion. These amounts will be amortized over a two to three year period.

   On February 29, 2000, we completed our acquisition of Signio, Inc., a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. During the second quarter of 2000 the product offering was extended to include new business-to-business payment services, including support for Automated Clearing House (ACH) and purchasing card transactions. In connection with this acquisition, we issued approximately 5.6 million shares of our common stock in exchange for all of the outstanding shares of Signio and we also assumed Signio's outstanding employee stock options. The transaction has been accounted for as a purchase and, accordingly, the results of Signio's operations are included in our consolidated financial statements from the date of acquisition. As a result of our acquisition of Signio, we recorded goodwill and other intangible assets of approximately $0.9 billion. These amounts will be amortized over a two to three year period.

   We market our payment services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, and systems integrators. A significant portion of our revenues to date has been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels.

 Network Solutions Subsidiary

   On June 8, 2000, we completed our acquisition of Network Solutions, Inc., a publicly traded company that provides Internet domain name registration and global registry services. We issued approximately 72.3 million shares of our common stock for all of the outstanding shares of Network Solutions and we also assumed all of Network Solutions' outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $19.3 billion has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Network Solutions' results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of our acquisition of Network Solutions, we recorded goodwill and other intangible assets of approximately $18.9 billion. These amounts will be amortized over a two to four year period. Therefore, we will report losses as we incur charges relating to the amortization of acquired intangible assets.

   Network Solutions is the exclusive registry and the leading registrar for second level domain names within the .com, .net and .org generic top-level domains (gTLD) under agreements with ICANN and the Department of Commerce
(DOC). Internet domain names are unique identities that enable businesses, other organizations and individuals to communicate and conduct commerce on the Internet. As a registry, Network Solutions maintains the master directory of all second level domain names in the .com, .net and .org top-level domains. Network Solutions owns and maintains the shared registration system that allows all registrars, including our own, to enter new second level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second level domain names.

   As a registrar, Network Solutions markets second level domain name registration services and other value-added services that enable our customers to establish their identities on the web. The Network Solutions Registrar ("the Registrar") markets its services through a number of distribution channels, including the Internet, premier partner and business account partner programs, and strategic alliances. The Registrar has registered approximately 11.8 million cumulative domain names in the .com, .net and .org top-level domains. Recently, the Registrar signed a key marketing alliance with America Online
(AOL) to offer the Registrar's domain name registration and value-added services across AOL brands on a global basis. In addition, the Registrar expanded its relationship with Yahoo! and integrated their Affiliate Program into the Registrar's storefront enabling its more than 50,000 affiliate members access to Network Solutions' value-added domain name registration services.

   In December 1992, Network Solutions entered into the Cooperative Agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top level domains:
 .com, .net, .org, .edu and .gov. These registration services include the initial two-year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. In September 1998, the DOC took over the administration of the Cooperative Agreement from the National Science Foundation. In October 1998, the Cooperative Agreement was amended to extend the flexibility period until September 30, 2000 and to transition to a shared registration system.

   On November 10, 1999, Network Solutions, the DOC and ICANN entered into a series of wide-ranging agreements relating to the domain name system. Under these agreements Network Solutions recognized ICANN as the not-for-profit corporation described in the Cooperative Agreement as amended; became an ICANN-accredited registrar and agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. Network Solutions will be an accredited registrar through November 9, 2004 with a right to renew indefinitely in accordance with the cooperative agreement. As the registry, Network Solutions charges registrars $6 per registration per year unless increased to cover increases in registry costs under circumstances described in the cooperative agreement.

   Network Solutions has implemented modifications to the shared registration system that enable a registrar to (a) accept registrations and re-registrations in one-year increments and (b) add one year to a registrant's registration period upon transfer of a registration from one registrar to another. The unexpired term of any registration may not exceed ten years. Network Solutions is obligated to provide equivalent access to the shared registration system to all ICANN-accredited registrars and to ensure that the revenues and assets of the registry are not utilized to advantage our registrar to the detriment of other registrars. Network Solutions has agreed to and has implemented an organizational conflict of interest compliance plan that includes organizational, physical and procedural safeguards in connection with these obligations.

   The term of the registry agreement extends until November 9, 2003, except in the event that Network Solutions effects the legal separation of the ownership of its registry business from its registrar business by May 9, 2001 as described in the cooperative agreement, then the term will be extended until November 9, 2007. Network Solutions has agreed to pay annual fees to ICANN as set by ICANN at levels currently not to exceed $2 million for our registrar and $250,000 for our registry.

   The Network Solutions Registry (the "Registry") growth is not only driven by the natural growth of the Internet, but also by a growing number of accredited registrars and expanding new markets. As of June 30, 2000, the Registry had over 19 million domain names in service that originated through 51 registrars. During the second quarter, the Registry continued to upgrade its shared registration system and gTLD infrastructure to support more than 25 million transactions and 1.5 billion queries it now receives on a daily basis. The Registry also made an investment in Nominum, Inc., the leading provider of Berkeley Internet Name Domain (BIND) software. We plan to work together with Nominum to accelerate the development of new products and to facilitate technical deployment of new services related to the Domain Name System (DNS).

Results of Operations

   We have experienced substantial net losses in the past. As of June 30, 2000, we had an accumulated deficit of approximately $526.5 million.

 Revenues

   Revenues from authentication services consist of fees for the issuance of digital certificates, fees for digital certificate service provisioning, fees for technology and business process licensing to affiliates and fees for consulting, implementation, training, support and maintenance services. Each of these sources of revenue has different revenue recognition methods. We defer revenues from the sale or renewal of digital certificates and recognize these revenues ratably over the life of the digital certificate, generally 12 months. We defer revenues from the sale of our OnSite managed services and recognize these revenues ratably over the term of the license, generally 12 months. We recognize revenues from the sale of digital certificate technology and business process licensing to affiliates upon delivery of the technology and signing of an agreement, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant production, modification or customization of the software. We recognize revenues from consulting and training services using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements. We recognize revenues ratably over the term of the agreement for support and maintenance services.

   Revenues from payment services primarily consist of service revenues from transaction processing services. These revenues have been immaterial to date. We recognize service revenue ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

   Network Solutions' revenues consist of registration fees charged to customers and registrars for domain name registration services and fees for professional consulting. We defer revenues from the sale or renewal of domain name registration services and recognize these revenues ratably over the registration term. We recognize revenues from professional consulting as the services are provided.

   We accounted for the June 8, 2000 Network Solutions acquisition as a purchase and Network Solutions' revenues, which are derived primarily from web identity services, have been included in our results of operations commencing June 9, 2000. In addition, we also acquired THAWTE in January 2000 and Signio in February 2000. Therefore, comparisons of revenues for the three and six months ended June 30, 2000 and 1999 are not relevant, as the businesses of the combined company were not equivalent.

   A comparison of revenues for the three-month periods and the six-month periods ended June 30, 2000 and 1999 is presented below.

                                                           2000    1999   Change
                                                         -------- ------- ------
                                                         (Dollars in thousands)
   Three-month period:
     Revenues........................................... $ 70,254 $18,736  275%
   Six-month period:
     Revenues........................................... $104,325 $34,318  204%

   Revenues increased significantly from the prior year primarily due to increased sales of our authentication services, particularly our website digital certificates and VeriSign OnSite services, the expansion of our international affiliate network and delivery of more training and consulting services. As of June 30, 2000 we have sold over 340,000 website digital certificates, and over 1,200 OnSite service solutions to enterprises, and we now have 28 affiliates in our international network of affiliates.

   A small portion of our revenue mix is from payment transaction services provided by Signio, whose revenues are included for the entire quarter ended June 30, 2000. By the end of the first half of 2000, the customer base for these services grew to in excess of 7,400 online merchants using Signio, now VeriSign payment services, to payment-enable their online stores and business-to-business commerce activities.

   While the second quarter of 2000 only includes revenues from Network Solutions from June 9, 2000 to June 30, 2000, the new web identity infrastructure business experienced significant demand for domain name registration services. For the three months ended June 30, 2000 (including prior to the acquisition), the Registrar added nearly 2.1 million new names and the Registry added over 3.5 million new names from non Network Solutions registrars.

   No customer accounted for 10% or more of revenues during the three months ended, or during the six months ended June 30, 2000 or 1999. Revenues from international subsidiaries and affiliates accounted for 39% of revenues in the second quarter of 2000, and 27% of revenues in the second quarter of 1999. For the first half of the year, revenues from international subsidiaries and affiliates accounted for 24% of revenues in 2000, and 24% of revenues in 1999.

 Costs and Expenses

   We accounted for the Network Solutions acquisition as a purchase and Network Solutions' costs and expenses have been included in our results of operations commencing June 9, 2000. In addition, we also acquired THAWTE in January 2000 and Signio in February 2000. Therefore, comparisons of costs and expenses for the three and six months ended June 30, 2000 and 1999 are not relevant, as the businesses of the combined company were not equivalent.

 Cost of revenues

   Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, payment services, domain name registration services, customer support and training, consulting and development services and costs of facilities and computer equipment used in these activities. In addition, with respect to our digital certificate services, cost of revenues also includes fees paid to third parties to verify certificate applicants' identities, insurance premiums for our service warranty plan and errors and omission insurance and the cost of software resold to customers.

   A comparison of cost of revenues for the three-month periods and the six-month periods ended June 30, 2000 and 1999 is presented below.

                                                        2000     1999    Change
                                                       -------  -------  ------
                                                       (Dollars in thousands)
   Three-month period:
     Cost of revenues................................. $22,570  $ 7,373   206%
     Percentage of revenues...........................      32%      39%
   Six-month period:
     Cost of revenues................................. $35,032  $13,974   151%
     Percentage of revenues...........................      34%      41%

   During the second quarter of 2000 and during the first six months of 2000 cost of revenues increased, in terms of dollars, due to an increase in headcount required to support the growth in demand for our products and services and to support the growth of our security consulting and training activities during the period. The cost of insurance premiums for our service warranty plan increased because of greater levels of sales of digital certificates. In addition, we incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program and increased expenses related to the cost of software products resold to customers as part of network security solution implementations. Additionally, recent acquisitions, such as THAWTE, Signio and Network Solutions, have resulted in an increase in our cost of revenues over prior quarters. Future acquisitions, further expansion into international markets and introductions of additional products will result in further increases in cost of revenues, due to additional personnel and related expenses and other factors. In addition, future cost of revenues will increase to reflect the full impact of Network Solutions' operations in subsequent periods.

   Cost of revenues as a percentage of revenue decreased from 1999 to 2000 primarily due to the overall mix of revenues, the experience of economies of scale on our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process. Certain of our services, such as implementation consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. In addition, revenues derived from our recent acquisitions of THAWTE, Signio and Network Solutions, have a different cost structure from our authentication services. As a result, we anticipate that cost of revenues will vary in future periods depending on the mix of services sold and historic cost of revenues are not indicative of future cost of revenues.

 Sales and marketing

   Sales and marketing expenses consist primarily of costs related to sales, marketing, practices and external affair activities. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet, television, radio and print advertising.

   A comparison of sales and marketing expenses for the three-month periods and the six-month periods ended June 30, 2000 and 1999 is presented below.

                                                        2000     1999    Change
                                                       -------  -------  ------
                                                       (Dollars in thousands)
   Three-month period:
     Sales and marketing.............................. $28,885  $ 8,148   255%
     Percentage of revenues...........................      41%      43%
   Six-month period:
     Sales and marketing.............................. $42,518  $15,663   171%
     Percentage of revenues...........................      41%      46%

   The increase in sales and marketing expenses is primarily attributable to an increase of 153% from the second quarter of 1999 to the second quarter of 2000 resulting from the acquisition of Network Solutions in June 2000. The Network Solutions acquisition accounted for almost half of the increase in sales and marketing expenses from the first half of 1999 when compared to the first half of 2000. Network Solutions continues to incur expenses promoting the value of the .com and .net web addresses as well as their value-added services including web site design and other enhanced service offerings. The remainder of the increase was driven by lead and demand generation activities in our authentication businesses, expansion of our sales force, an increase in international sales expenses, and the effect of a full quarter of sales and marketing expenses from THAWTE and Signio. While the absolute dollar spending increases for sales and marketing expenses, we continue to realize a decline in spending from 1999 to 2000 as a percentage of revenue. This is primarily due to the increase in recurring revenue from existing customers, which tend to have lower acquisition costs associated with them, the increase in the productivity of the direct and inside sales forces, and the increase in the effectiveness of the marketing lead and demand generation activities. However, we cannot assure you that these sales and marketing expenses will continue to decline as a percentage of revenues.

   We expect sales and marketing expenses will continue to increase on an absolute dollar basis in the future, primarily due to:

  . expanded sales forces;

  . expanded marketing and demand generation activities;

  . development and enhancement of the Network Solutions partner and distribution channels;

  . promotional activities for Network Solutions' products and services; and

  . integration of our recent acquisitions.

 Research and development

   Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

   A comparison of research and development expenses for the three-month periods and the six-month periods ended June 30, 2000 and 1999 is presented below.

                                                          2000     1999   Change
                                                         -------  ------  ------
                                                              (Dollars in
                                                              thousands)
   Three-month period:
     Research and development........................... $ 7,114  $3,085   131%
     Percentage of revenues.............................      10%     16%
   Six-month period:
     Research and development........................... $11,543  $6,073    90%
     Percentage of revenues.............................      11%     18%

   Research and development expenses increased in absolute dollars in the second quarter of 2000 from the second quarter of 1999 as we invested in the design, testing and deployment of, and technical support for, our expanded Internet trust service offerings and technology. The increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. In addition, the second quarter of 2000 includes expenses related to THAWTE and Signio for a full quarter, as well as expenses incurred by Network Solutions from June 9, 2000 through June 30, 2000. The decrease in research and development expenses as a percentage of revenues from 1999 to 2000 is primarily due to the fact that revenues increased faster than research and development costs.

   We believe that timely development of new and enhanced authentication services, transaction services, web identity services and technology are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. We also expect to experience increased research and development expenses as a result of our acquisitions of THAWTE, Signio and Network Solutions. As a result, we expect research and development expenses will continue to increase in absolute dollars. To date, we have expensed all research and development expenditures as incurred.

 General and administrative

   General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities and computer and communications equipment, support services and professional services fees.

   A comparison of general and administrative expenses for the three-month periods and the six-month periods ended June 30, 2000 and 1999 is presented below.

                                                          2000     1999   Change
                                                         -------  ------  ------
                                                              (Dollars in
                                                              thousands)
   Three-month period:
     General and administrative......................... $ 8,154  $2,073   293%
     Percentage of revenues.............................      12%     11%
   Six-month period:
     General and administrative......................... $11,836  $3,980   197%
     Percentage of revenues.............................      11%     12%

   The increase in general and administrative expenses for the second quarter, as well as for the first half of 2000, over the second quarter and first half of 1999 was related to the acquisition of Network Solutions in June 2000 and the acquisition of THAWTE and Signio in the first quarter of 2000. Expenses also increased due to additional staffing levels required to manage and support our expanded operations, the implementation of additional management information systems and related procedures, and the expansion of our corporate headquarters.

   We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

 Write-off of acquired in-process research and development

   In connection with the acquisition of Network Solutions, we recorded in the second quarter of 2000, a one-time charge to operating expenses of approximately $54 million for acquired in-process research and development related to the acquisition of Network Solutions.

 Amortization of goodwill and other intangible assets

   Goodwill and other intangible assets resulted primarily from our acquisitions of THAWTE in January 2000, Signio in February 2000 and Network Solutions in June 2000. We expect to recognize goodwill and other intangible asset amortization charges related to these acquisitions of up to $1.3 billion per quarter until the goodwill and other intangible asset balances from each of our historic acquisitions become fully amortized ending in 2004. In addition, in the event we complete future acquisitions, we expect to incur additional goodwill and other intangible asset amortization charges.

 Other Income

   Other income consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments and the net effect of foreign currency transaction gains and losses, as well as gains on sales of equity investments. Other income also includes charges for any gains or losses on the disposal of property and equipment and other miscellaneous expenses.

   A comparison of other income for the three-month periods and the six-month periods ended June 30, 2000 and 1999 is presented below.

                                                        2000     1999   Change
                                                       -------  ------  ------
                                                            (Dollars in
                                                            thousands)
   Three-month period:
     Other income..................................... $ 6,804  $1,613    322%
     Percentage of revenues...........................      10%      9%
   Six-month period:
     Other income..................................... $41,651  $2,799  1,388%
     Percentage of revenues...........................      40%      8%

   The increase in other income in the second quarter of 2000 compared to the second quarter of 1999 is primarily due to increased earnings on funds invested by VeriSign. VeriSign's investments have increased as a result of our investment of the net proceeds of $121.4 million generated from the follow-on public offering of our common stock during January 1999 and investment of cash generated from operations. The investment base was also significantly increased through the acquisition of Network Solutions, which had significant cash balances. For the first half of 2000 the increase over the first half of 1999 was also due to a $32.6 million gain from the sale of shares of Keynote Systems, Inc. Other than our remaining investment in Keynote Systems, Inc., we do not currently expect to achieve significant amounts of other income from our other investments in the near future.

 Provision for Income Taxes

   No provision has been made for income taxes due to cumulative losses. As discussed above under Note 2--Business Combinations--Purchase Price Allocations, we recorded deferred tax liabilities for Network Solutions and Signio for identifiable intangibles assets that are not deductible for federal and state income tax purposes in the amount of $63.6 million. As a result of recording the deferred tax liabilities and considering their effect on the combined entity, a corresponding amount of deferred tax asset valuation allowance was reduced and offset against goodwill.

   We are making a federal tax election to treat the acquisition of THAWTE's South African operation as an asset acquisition together with a federal election to include the South African operation in the federal tax return of VeriSign. These elections will allow the goodwill and other intangibles of THAWTE in South Africa to be amortized over 15 years in the United States tax return of VeriSign.

   As of December 31, 1999, our federal net operating loss carry forwards approximated $127.0 million and our California net operating loss carry forwards approximated $65.0 million. The federal net operating loss carryovers expire between 2010 and 2019, and the California net operating losses expire in 2004.

Factors That May Affect Future Results of Operations

 We have a limited operating history under our current business structure.

   We were incorporated in April 1995, and we began introducing our trusted infrastructure services in June 1995. In addition, we have completed three acquisitions in 2000, including the acquisition of Network Solutions. Therefore, we have only a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets and for companies integrating many businesses. Our success will depend on many factors, including, but not limited to, the following:

  . the successful integration of THAWTE, Signio and Network Solutions;

  . the rate and timing of the growth and use of IP networks for electronic commerce and communications;

  . the extent to which digital certificates and domain names are used for these communications and/or e-commerce;

  . the continued growth in the number of web sites;

  . the growth in demand for our payment services;

  . the continued evolution of electronic commerce as a viable means of conducting business;

  . the demand for our Internet-based trust services and web identity services;

  . the competition for any of our services;

  . the perceived security of electronic commerce and communications over IP networks;

  . the perceived security of our services, technology, infrastructure and practices; and

  . our continued ability to maintain our current, and enter into additional, strategic relationships

   To address these risks we must, among other things:

  . successfully market our Internet-based trust services, our digital certificates and our web identity and domain name registration services to new and existing customers;

  . attract, integrate, train, retain and motivate qualified personnel;

  . respond to competitive developments;

  . successfully introduce new Internet-based trust services and web identity services; and

  . successfully introduce enhancements to our existing Internet-based trust services and web identity services to address new technologies and standards and changing market conditions.

   We cannot be certain that we will successfully address any of these risks.

 Our business depends on the future growth of the Internet and adoption and continued use of IP networks.

   Our future success substantially depends on the continued growth in the use of the Internet and IP networks. If the use of and interest in the Internet and IP networks does not continue to grow, our business would be harmed. To date, many businesses and consumers have been deterred from utilizing the Internet and IP networks for a number of reasons, including, but not limited to:

  . potentially inadequate development of network infrastructure;

  . security concerns, particularly for online payments, including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

  . other security concerns such as attacks on popular websites by "hackers;"

  . inconsistent quality of service;

  . lack of availability of cost-effective, high-speed systems and service;

  . limited numbers of local access points for corporate users;

  . inability to integrate business applications on IP networks;

  . the need to operate with multiple and frequently incompatible products;

  . government regulation; and

  . a lack of tools to simplify access to and use of IP networks.

   The widespread acceptance of the Internet and IP networks will require a broad acceptance of new methods of conducting business and exchanging information. Organizations that already have invested substantial resources in other methods of conducting business may be reluctant to adopt new methods. Also, individuals with established patterns of purchasing goods and services and effecting payments may be reluctant to change.

 Our near-term success depends, in part, on the growth of Network Solutions domain name registration business

   Network Solutions may not be able to sustain the revenue growth it has experienced in recent periods. In addition, past revenue growth may not be indicative of future operating results. If Network Solutions does not successfully maintain its current position as a leading provider of domain name registration services or develop or market additional value-added products and services, our business could be harmed.

   Network Solutions will account for a very significant portion of our revenue in at least the near term. Its future success will depend largely on:

  . the continued increase in domain name registrations;

  . re-registration rates of its customers;

  . its ability to maintain its current position as a leading registrar of domain names;

  . the successful development, introduction and market acceptance of new services that address the demands of Internet users;

  . its ability to provide robust domain name registration systems; and

  . its ability to provide a superior customer service infrastructure as a registry and registrar.

 Issues arising from implementation of Network Solutions' agreements with ICANN and the Department of Commerce could harm its registration business

   The Department of Commerce has adopted a plan for a phased transition of the Department of Commerce's responsibilities for the domain name system to ICANN by September 30, 2000. Network Solutions faces risks from this transition, including:

  . ICANN could adopt or promote policies, procedures or programs that are unfavorable to its role in the registration of domain names or that are inconsistent with its current or future plans;

  . The Department of Commerce or ICANN could terminate Network Solutions' agreements to be the registry and/or a registrar in the .com, .net and .org top level domains if they find that it is in violation of its agreements with them;

  . If it does not separate ownership of its registry and registrar by May
    2001 in accordance with the registry agreement, the term of the registry agreement will expire in November 2003 and it may not be chosen as the successor registry;

  . The terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner that is unfavorable to it;

  . The Department of Commerce's or ICANN's interpretation of provisions of its agreements with either of them described above could differ from Network Solutions;

  . The Department of Commerce could revoke its recognition of ICANN, as a result of which the Department of Commerce would take the place of ICANN for purposes of the various agreements described above, and could take actions that are harmful to it;

  . ICANN may approve new top level domains and it may not be selected to act as a registrar or registry with respect to those top level domains;

  . The U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

  . Its registry business could face legal or other challenges resulting from the activities of other registrars.

 Challenges to ongoing privatization of Internet administration could harm Network Solutions' registration business

   Risks Network Solutions faces from challenges by third parties, including other domestic and foreign governmental authorities, to its role in the ongoing privatization of the Internet include:

  . Legal, regulatory or other challenges, including challenges to the agreements governing its relationship with, or to the legal authority underlying the roles and actions of, the Department of Commerce, ICANN and/or it, could be brought;

  . Congress has held two hearings in which various issues about the domain name system have been raised and Congress could take action that is unfavorable to it;

  . Congress has issued a Conference Report directing the General Accounting
    Office to review the relationship between the Department of Commerce and ICANN and the adequacy of security arrangements under existing Department of Commerce cooperative agreements. An adverse report could cause Congress to take action that is unfavorable to it or the stability of the domain name system;

  . ICANN could fail to maintain its role, potentially resulting in instability in domain name system administration; and

  . Some foreign governments and governmental authorities have in the past disagreed with, and may in the future disagree with, the actions, policies or programs of ICANN, the U.S. Government and it relating to the domain name system. These foreign governments or governmental authorities may take actions or adopt policies or programs that are harmful to its business.

 Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.

   Our quarterly operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

  . continued market acceptance of our trusted infrastructure services;

  . the long sales and implementation cycles for, and potentially large order sizes of, some of our Internet trust services and the timing and execution of individual contracts;

  . volume of domain name registrations through Network Solutions' Registrar or from other registrars into the Network Solutions Registry.

  . customer renewal rates for our trusted infrastructure services and domain name registration services;

  . competition in the domain name registration business from competing registrars and registries;

  . the additional introduction of alternative Internet naming systems:

  . the timing of releases of new versions of Internet browsers or other third-party software products and networking equipment that include our digital certificate service interface technology;

  . the mix of all our offered services sold during a quarter;

  . our success in marketing other trusted infrastructure services and web identity value added services to our existing customers and to new customers;

  . continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

  . market acceptance of our trust infrastructure services and new service offerings or our competitors' products and services;

  . our ability to expand operations;

  . our success in assimilating the operations and personnel of any acquired businesses;

  . the amount and timing of expenditures related to expansion of our operations;

  . the impact of price changes in our trusted infrastructure services and domain name registration services or our competitors' products and services; and

  . general economic conditions and economic conditions specific to IP network and Internet industries.

   In addition, we expect a significant increase in our operating expenses as we:

  . amortize goodwill and other intangible assets from out prior acquisitions;

  . increase our sales and marketing operations and activities, and

  . continue to update our systems and infrastructure.

   If the increase in our expenses is not accompanied by a corresponding increase in our revenue, our operating results will suffer, particularly as revenues from many of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them.

   Due to all of the above factors, our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline.

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

   The introduction of additional competition into the domain name registration business could harm Network Solutions' business. This includes, in particular, competition among registrars within a single top-level domain, such as .com, and competition among registrars and registries of existing and potential new top-level domains. Network Solutions currently faces competition in the domain name registration business from other registrars in the top level domains for which it acts as registry, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains for which it acts as registry. As of June 30, 2000, 50 accredited registrars (in addition to us) in the .com, .net and .org top level domains used Network Solutions' shared registration system to register domain names. ICANN has accredited approximately 75 additional registrars as of that date. Network Solutions expects these and additional accredited registrars to offer competing registration services in these top-level domains in the near future.

   The introduction of potential new top-level domains is currently under review. At its most recent meeting in Yokohama, the ICANN Board of Directors adopted the Names Council of the Domain Name Supporting Organization's recommendation that a policy be established for the introduction of new top-level domains and approved a schedule to implement the policy which set a October 1, 2000 deadline for ICANN's receipt of applications from prospective parties seeking to sponsor or operate one or more new top-level domains and December 31, 2000 as the target date for completion of negotiations with the new top-level domain registry sponsors or operators.

   Future competition in the domain name registration business as a registry or registrar could come from many new sources, including:

  . domain name registration resellers;

  . country code registries;

  . Internet access providers; and

  . major telecommunications firms.

   Many of these entities have core capabilities to deliver registry and/or registrar services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. The recent agreements among ICANN, the Department of Commerce, Network Solutions and other registrars permit flexibility in pricing for and term of registrations. Network Solutions' revenue, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms resulting from increased competition. Some registrars and resellers in the
 .com, .net and .org top-level domains are already charging lower prices for domain name registration services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

 Our trusted infrastructure services market is new and evolving.

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

   Even if digital certificates achieve market acceptance, our trusted infrastructure services may fail to address the market's requirements adequately. If digital certificates do not sustain or increase their acceptance, or if our Internet-based trust services in particular do not achieve or sustain market acceptance, our business would be materially harmed.

 System interruptions and security breaches could harm our business.

   We depend on the uninterrupted operation of our various registration systems, secure data centers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California, Kawasaki, Japan, both of which are susceptible to earthquakes, and Herndon, Virginia. All of Network Solutions systems, including those used in its domain name registry and registrar business are located at the Herndon, Virginia facility. All of the systems VeriSign uses to deliver its services to customers other than in Japan are located in Mountain View, California. Any damage or failure that causes interruptions in either of these facilities or our other computer and communications systems could materially harm our business. In addition, our ability to issue digital certificates and register domain names depends on the efficient operation of the Internet connections from customers to our secure data centers and our various registration systems as well as from customers to our registrar and from our registrar and other registrars to the shared registration system. These connections depend upon efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could decrease customer satisfaction.

   A failure in the operation of our various registration systems or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top level domains from the Internet and the discontinuation of second level domain names in those top-level domains for a period of time. The inability of our registrar systems, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

   We retain certain confidential customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our domain name registration operations also depends on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption and potentially on such maintenance and protection by other registrars in the shared registration system. The root zone servers and top-level domain zone servers that Network Solutions operates are critical hardware to our web identity and domain name registration operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.

   Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, and attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-ins or other security breaches or compromises of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our Internet-based trust services and domain name registration services. Such an occurrence could also result in adverse publicity and therefore adversely affect the market's perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

 Acquisitions could harm our business.

   We acquired THAWTE and Signio in February 2000 and Network Solutions in June 2000. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. In addition, assimilating acquired businesses involves a number of other risks, including, but not limited to:

  . the potential disruption of our business;

  . the potential impairment of relationships with our employees, customers and strategic partners;

  . the additional expenses associated with the amortization of goodwill and other intangible assets, which we expect will be an aggregate of approximately $20 billion for the three acquisitions and will be amortized straight-line generally from two to three years;

  . unanticipated costs or the incurrence of unknown liabilities;

  . the need to manage more geographically-dispersed operations, such as Network Solutions' offices in Virginia and THAWTE's offices in North Carolina and South Africa;

  . diversion of management's resources from other business concerns;

  . the inability to retain the employees of the acquired businesses;

  . adverse effects on existing customer relationships of THAWTE, Signio or Network Solutions;

  . the difficulty of assimilating the operations and personnel of the acquired businesses;

  . our inability to incorporate acquired technologies successfully into our Internet-based trust services; and

  . the inability to maintain uniform standards, controls, procedures and policies.

   If we are unable to successfully address any of these risks for future acquisitions, our business could be harmed.

 Our equity investments in other companies may not yield any returns.

   We have equity investments in a number of companies. In most instances these investments are in the form of illiquid securities of private companies. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Although, we have realized other income from sales of some of the stock we hold in Keynote Systems during the six months ended June 30, 2000, we do not expect to experience similar levels of other income in the future. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these investments could harm our operating results.

 Technological changes will affect our business.

   The emerging nature of the Internet, digital certificate business and the domain name registration business, and their rapid evolution, requires us to continually improve the performance, features and reliability of our Internet trust services and web identity services, particularly in response to competitive offerings. We must also introduce any new Internet trust services and web identity services, as quickly as possible. The success of new Internet trust services and web identity services depends on several factors, including proper new service definition and timely completion, introduction and market acceptance of our new Internet trust services or web identity services. We may not succeed in developing and marketing new Internet trust services and web identity services that respond to competitive and technological developments and changing customer needs. This could harm our business.

 We must manage our growth and expansion.

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to over 1,500 employees at June 30, 2000. In addition to internal growth, our employee base grew by acquiring SecureIT during 1998, Signio and THAWTE in February 2000, and Network Solutions in June 2000. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

 We depend on key personnel.

   We depend on the performance of our senior management team and other key employees. Our success will also depend on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the U.S. and abroad. There is intense competition for these personnel. In addition, our stringent hiring practices for some of our key personnel, which consist of background checks into prospective employees' criminal and financial histories, further limit the number of qualified persons for these positions. We have no employment agreements with any of our key executives that prevent them from leaving us at any time. In addition, we do not maintain key person life insurance for any of our officers or key employees other than our President and Chief Executive Officer. The loss of the services of any of our senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

 Network Solutions relies on third parties who maintain and control root zone servers and route Internet communications.

   Network Solutions currently administers and operates only two of the 13 root zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers, Network Solutions' registration business could be harmed if these volunteer operators fail to properly maintains such servers or abandon such servers.

   Further, Network Solutions' registration business could be harmed if any of these volunteer operators fail to include or provide accessibility to the data that it maintains in the root zone servers that it controls.

   In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, as provided in the registry agreement, it is required to ensure that the authoritative root will point to the top level domain zone servers designated by it. If ICANN does not do this, Network Solutions' business could be harmed.

   Network Solutions' registration business also could be harmed if a significant number of Internet service providers decided not to route Internet communications to or from domain names registered by it or if a significant number of Internet service providers decided to provide routing to a set of domain name servers that did not point to its top level domain zone servers.

 We must establish and maintain strategic and other relationships.

   One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. Examples of these types of relationships include AOL/Netscape, Cisco, Microsoft, and RSA Security. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our Internet-based trust services and domain name registration services than we would otherwise. As a result of our emphasis on these relationships, our success in these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our Internet-based trust services successfully. Furthermore, our ability to achieve future growth will also depend on our ability to continue to establish direct seller channels and to develop multiple distribution channels, particularly with respect to our web identity business. To do this we must maintain relationships with Internet access providers and other third parties. Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our Internet-based trust services or domain name registration and value added services could harm our business.

   Many of our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. In addition, the other parties may not view their relationships with us as significant for their own businesses. Therefore, they could reduce their commitment to us at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services either on their own or in collaboration with others, including our competitors. If we are unable to maintain our relationships or to enter into additional relationships, this could harm our business.

 Some of our Internet-based trust services have lengthy sales and implementation cycles.

   We market many of our trusted infrastructure services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our Internet-based trust services can be lengthy, potentially lasting from three to six months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

 Our services could have unknown defects.

   Services as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our services, which typically involves working with sophisticated software, computing and communications systems. Our failure or inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

 Public key cryptography technology is subject to risks.

   Our Internet trust services depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user's private key and that it is not stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as "factoring." This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method be developed, the security of encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing trusted infrastructure services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful decoding of some types of cryptographic messages and of the potential misappropriation of private keys. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

 Our international operations are subject to certain risks.

   Revenues of VeriSign Japan K.K., or VeriSign Japan, and revenues from other international affiliates, and customers accounted for approximately 27% of our revenues in the full year of 1999 and 21% of our revenues in the second quarter of 2000. We intend to expand our international operations and international sales and marketing activities. For example, with our acquisition of THAWTE we have additional operations in South Africa and with our acquisition of Network Solutions we have additional operations in Asia and Europe. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet-based trust services and web identity services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

  . competition with foreign companies;

  . regulatory requirements;

  . legal uncertainty regarding liability and compliance with foreign laws;

  . export and import restrictions on cryptographic technology and products incorporating that technology;

  . tariffs and other trade barriers and restrictions;

  . difficulties in staffing and managing foreign operations;

  . longer sales and payment cycles;

  . problems in collecting accounts receivable;

  . currency fluctuations;

  . difficulty of authenticating customer information;

  . political instability;

  . failure of foreign laws to adequately protect our U.S. proprietary rights;

  . seasonal reductions in business activity; and

  . potentially adverse tax consequences.

   We have licensed to international affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet-based trust services. The VeriSign Processing Center platform provides an affiliate with the knowledge and technology to offer Internet-based trust services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market's perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. For further information, please see "--System interruptions and security breaches could harm our business."

   All of our international revenues from sources other than VeriSign Japan are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations.

 Our Internet based trust services could be affected by government regulation.

   Exports of software products utilizing encryption technology are generally restricted by the United States and various non-Unites States governments. Although we have obtained approval to export our Global Server digital certificate service, and none of our other Internet trust services are currently subject to export controls under United States law, the list of products and countries for which export approval is required could be revised in the future to include more digital certificate products and related services. If we do not obtain required approvals we may not be able to sell specific Internet trust services in international markets. There are currently no federal laws or regulations that specifically control certificate authorities, but a limited number of states have enacted legislation or regulations with respect to certificate authorities. If the market for digital certificates grows, the United States federal or state or non-United States governments may choose to enact further regulations governing certificate authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could harm our business.

   On July 3, 2000, President Bill Clinton signed a bill, as passed by Congress, known as the Electronic Signatures in Global and National Commerce Act, or "E-Sign." E-Sign is intended to render digital signatures legally equivalent to those signed on paper. The execution of E-Sign could materially and adversely affect our digital certificates services business. For example, there may be an increasing demand for digital signatures and certificates as a result of the new E-Sign law. However, due to competition or other reasons, our services may not be adopted. If we cannot meet market expectations or demand for our products and services does not increase, our business may be materially and adversely affected. Furthermore, a successful implementation of E-Sign may further encourage competitors to enter the marketplace because of the possible increase in demand for digital signatures and certificates. This could effectively lower barriers to entry and increasingly flood the marketplace with competitors. While we cannot assure you that E-Sign will be effectively implemented or how this implementation will affect our business, we must continue to meet the demand and expectations of our customers, our failure to do so could materially and adversely harm our business.

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

   In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

 Network Solutions is party to legal proceedings that could have a negative financial impact on it.

   Network Solutions is involved in a number of legal proceedings. It cannot reasonably estimate the potential impact of any of these proceedings. An adverse determination in these cases or any other of these proceedings, however, could harm our business. Legal proceedings in which it is involved are expensive and divert the attention of its personnel.

 Our stock price, like that of many Internet companies, is highly volatile.

   The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

  . general market and economic conditions and market conditions affecting technology and Internet stocks generally;

  . actual or anticipated fluctuations in its quarterly or annual registrations or operating results;

  . announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits; and

  . industry conditions and trends.

   The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our common stock. Recently, the market price of our common stock, like that of many Internet-related companies, has experienced significant fluctuations. For instance, between January 1, 1999, and July 31, 2000, the reported last sale price for our split-adjusted common stock ranged from $15.00 per share to $253.00 per share. On July 31, 2000, the reported last sale price of our split-adjusted common stock was $158.69 per share.

   The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that it will do so in the future.

   In the past, securities class action lawsuits have often followed periods of volatility in the market price of a particular company's securities. This type of litigation could result in substantial costs and a diversion of its management's attention and resources.

 We have implemented anti-takeover provisions.

   Provisions of our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include:

  . our stockholders may only take action at a meeting and not by written consent;

  . our board must be given advance notice regarding stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors;

  . we have a classified board of directors, with the board being divided into three classes that serve staggered three-year terms;

  . vacancies on our board may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

  . special meetings of our stockholders may only be called by the Chairman of the Board, the President or by the board, not by our stockholders.

   While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirors to negotiate with our board of directors, these provisions may apply even if the offer may be considered beneficial by some stockholders.

Financial Condition

                                                June 30,   December 31
                                                  2000        1999     Change
                                               ----------- ----------- ------
                                                   (Dollars in thousands)
   Cash, cash equivalents and short-term
    investments............................... $ 1,044,815  $156,480     568%
   Working capital............................ $   587,013  $140,163     319%
   Stockholders' equity....................... $20,640,393  $298,359   6,818%

   At June 30, 2000, our principal source of liquidity was approximately $1.0 billion of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds. In addition, we hold $238.5 million of long-term equity minority investments and corporate bonds.

   Net cash provided by operating activities was $67.1 million in the first six months of 2000 compared to net cash provided by operating activities of $.3 million in the first six months of 1999. In the first six months of 2000, the net loss of $479.1 million was offset by non-cash charges totaling $470.2 million related to the amortization of goodwill and other intangible assets and $54.0 million related to the write-off of acquired in-process research and development, and was decreased by the $32.6 million gain on the sale of a portion of our interest in Keynote Systems, Inc. In addition, increases in accounts payable and accrued liabilities, and deferred revenue, were only partially offset by increases in accounts receivable. Net cash used in operating activities in the first six months of 1999 was primarily the result of the $2.1 million net loss and increases in accounts payable and deferred revenue. These amounts were partially offset by non-cash charges for depreciation and increases in accounts receivable and prepaid expenses and other current assets.

   Net cash provided by investing activities was $860.2 million in the first six months of 2000 compared to net cash used of $56.4 million in the first six months of 1999. In the first six months of 2000, net cash provided by investing activities was primarily the result of the cash acquired in our acquisitions, partially offset by costs relating to our acquisitions of THAWTE, Signio and Network Solutions. In the first six months of 1999, net cash used in investing activities was substantially due to net purchases of $79.6 million of short-term investments. Capital expenditures for property and equipment totaled $17.2 million in the first six months of 2000 and $3.0 million in the first six months of 1999. As of June 31, 2000, we also had commitments under noncancelable operating leases for our facilities for various terms through 2005.

   Net cash provided by financing activities was $15.7 million in the first six months of 2000 resulting primarily from the issuance of common stock for stock option exercises. In the first six months of 1999, net cash provided by financing activities was $125.5 million, primarily from the sale of additional common stock to the public.

   We believe our existing cash, cash equivalents and short-term investments, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, at some time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms attractive to us, or at all. Failure to raise capital when needed could materially harm our business. If we raise additional funds through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. Interpretive guidance for the SAB is expected to be issued soon. We are currently evaluating SAB No. 101 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows.

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

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 was effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." We are currently evaluating FIN No. 44 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

   The primary objective of VeriSign's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of June 30, 2000, 97% of our non-strategic investments mature in less than one year.

   The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                      Maturing in
                            -------------------------------
                                       Six Months                    Estimated
                            Six Months     to     More than            Fair
                             or Less    One Year  One Year   Total     Value
                            ---------- ---------- --------- -------- ---------
                                          (Dollars in thousands)
Included in cash and cash
 equivalents...............  $874,559   $   --     $   --   $874,559 $874,451
Weighted-average interest
 rate......................      7.01%      --         --


Included in short-term
 investments...............  $  5,655   $ 7,996    $   --   $ 13,651 $ 13,647
Weighted-average interest
 rate......................      6.20%     7.33%       --


Included in long-term
 investments...............  $ 41,231   $11,261    $25,729  $ 78,221 $ 77,620
Weighted-average interest
 rate......................      5.94%     5.44%      7.05%

Exchange rate risk

   VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from affiliates other than VeriSign Japan are denominated in United States Dollars and, therefore, are not subject to exchange rate fluctuations.

   Both the revenues and expenses of our majority-owned subsidiary in Japan are denominated in Japanese Yen, and the revenues and expenses of our activities conducted through South Africa are denominated in South African Rand. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States Dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. Our subsidiary in Sweden has not had significant operations to date.

   Because of our minimal exposure to foreign currencies, we have not engaged in any hedging transactions to date.

Equity price risk

   We own shares of common stock of certain public companies. We value these investments using the closing fair market value stated in the Wall Street Journal for the last day of each month. The value of these investments are subject to market price volatility. We reflect these investments in our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated other comprehensive income" component of stockholders' equity. As a result of recent market price volatility of our publicly traded investments, we experienced a $38.1 million unrealized loss on these investments during the second quarter of 2000. In addition, we have invested in equity instruments of several privately held companies many of which can still be considered in the startup or development stages. These investments are accounted for under the cost method. We do not hedge against equity price changes.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As of July 31, 2000, Network Solutions, Inc. was a defendant in fifteen active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the contractual right between us and a domain name holder that registered a domain name, which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Thus, we believe, this type of suit should decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that suspends their contractual rights to the domain names in question. Although 80 of these situations over the past six and a half years have resulted in suits actually naming us as a defendant, as of July 31, 2000, no adverse judgment has been rendered and no award of damages has ever been made against us. We believe that we have meritorious defenses and vigorously defend ourselves against these claims.

   On March 15, 2000, a group of eight plaintiffs filed suit against the United States Department of Commerce, the National Science Foundation and Network Solutions, Inc. in the United States District Court for the Northern District of California. The case, entitled William Hoefer et al. v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenges the lawfulness of the registration fees that Network Solutions was authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. On June 19, 2000 the plaintiffs filed their first amended complaint, adding two plaintiffs and naming VeriSign as a defendant.

   All of the defendants filed motions to transfer the suit to the Federal District Court in the District of Columbia and the court granted those actions on June 28, 2000. The same attorney who unsuccessfully challenged Network Solutions in a similar action known as Thomas, et al. v. Network Solutions, et al., filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, Section 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C.
Section 9701), the Administrative Procedure Act, the Sherman Act, and the California Unfair Competition Act, Section 17200. The case was docketed with the Federal District Court in the District of Columbia on July 28, 2000 and on August 4, 2000 the plaintiffs filed their Notice of Voluntary Dismissal without Prejudice under Rule 41(A) of the Federal Rules of Civil Procedure.

   On June 15, 2000, plaintiff David Moran filed a putative shareholder derivative complaint on behalf of himself and others similarly situated against Charles Stuckey, Jr., James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter III, Robert P. Badavas, and against nominal defendant VeriSign, Inc. The complaint alleges, among other things, that the directors of RSA Security mismanaged RSA's business, failed to protect its intellectual property or enforce the terms of its license agreement with VeriSign, and that VeriSign violated the terms of the licensing agreement and competed against RSA. Defendants have not yet responded to the Complaint in this matter. While VeriSign cannot ascertain the outcome of this matter presently, VeriSign believes that the claims against it are without merit and intends to vigorously defend itself against these claims.

   VeriSign is involved in various other investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion will harm our business. VeriSign cannot assure that it will prevail in any litigation. Regardless of the outcome, any litigation may require VeriSign to incur significant litigation expense and may result in significant diversion of management attention. An unfavorable outcome may have a material adverse effect on VeriSign's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The 2000 Annual Meeting of Stockholders was held on June 8, 2000 at our corporate offices, located at 1350 Charleston Road, Mountain View, California. Eight proposals were voted on at the meeting. The results of each proposal are as follows.

   Proposal No. 1 to approve the issuance of shares of VeriSign stock in the merger of Nickel Acquisition Corporation, a wholly owned subsidiary of VeriSign, with and into Network Solutions, Inc. In the merger, VeriSign issued
1.075 shares of common stock for each share of outstanding Network Solutions common stock. The proposal received the following votes:

                                                                        Votes
                                                                      ----------
   For............................................................... 77,641,743
   Against...........................................................    782,257
   Abstain...........................................................     76,326

   Proposal No. 2 to approve an amendment to VeriSign's Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 1,000,000,000 was approved by the stockholders. The proposal received the following votes:

                                                                        Votes
                                                                      ----------
   For............................................................... 67,458,217
   Against........................................................... 10,910,113
   Abstain...........................................................    131,996

   Proposal No. 3 to approve an amendment to VeriSign's bylaws to increase the number of board members from six to nine, or to another number as the board may approve. The proposal received the following votes:

                                                                        Votes
                                                                      ----------
   For............................................................... 82,788,473
   Against........................................................... 14,320,891
   Abstain...........................................................    145,474

   Proposal No. 4 to elect two (2) Class II directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2003 was approved by the stockholders. The nominees received the following votes:

                                                               For     Withheld
                                                            ---------- ---------
   Kevin R. Compton........................................ 96,425,606   829,232
   David J. Cowan.......................................... 96,223,661 1,031,177

   Incumbent Class III directors D. James Bidzos and William Chenevich are currently serving for a term expiring at the Annual Meeting of Stockholders in 2001. Incumbent Class I directors Stratton D. Sclavos and Timothy Tomlinson are currently serving for a term expiring at the Annual Meeting of Stockholders in 2002.

   Proposal No. 5 to approve an amendment to VeriSign's 1998 Equity Incentive Plan to increase the number of shares reserved and authorized for issuance by 5,500,000 shares was approved by the stockholders. The proposal received the following votes:

                                                                        Votes
                                                                      ----------
   For............................................................... 57,417,345
   Against........................................................... 20,907,787
   Abstain...........................................................    175,194

   Proposal No. 6 to approve an amendment to VeriSign's 1998 Employee Stock Purchase Plan to increase the number of shares issuable by an aggregate of 250,000 shares and to provide for an automatic annual increase in an amount equal to one (1) percent of the outstanding shares of VeriSign common stock was approved by the stockholders. The proposal received the following votes:

                                                                        Votes
                                                                      ----------
   For............................................................... 76,231,756
   Against...........................................................  2,094,235
   Abstain...........................................................    174,335

   Proposal No. 7 to approve an amendment to VeriSign's 1998 Directors Stock
Option Plan to increase the number of shares issuable by an aggregate of 250,000 shares was approved by the stockholders. The proposal received the following votes:

                                                                        Votes
                                                                      ----------
   For............................................................... 60,280,639
   Against........................................................... 17,672,315
   Abstain...........................................................    192,347

   In addition, in Proposal No. 8 stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ending
December 31, 2000. This proposal received the following votes:

                                                                        Votes
                                                                      ----------
   For............................................................... 97,120,183
   Against...........................................................     66,589
   Abstain...........................................................     68,066

   Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders. Abstentions had the same effect as a vote against a proposal, for Proposals No. 1 2, 3, 5, 6, 7 and 8. Broker non-votes had the same effect as a vote against the proposal, for Proposal No. 2.

ITEM 5. OTHER INFORMATION

   Upon the completion of our acquisition of Network Solutions, William A. Roper and Michael A. Daniels were appointed to our Board of Directors. Mr. Roper will serve as a Class I Director with a term expiring 2002 and Mr. Daniels will serve as a Class II Director with a term expiring 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Index to Exhibits

                                              Incorporated by
                                                 Reference
 Exhibit                                     ------------------  Filed
 Number  Exhibit Description                 Form  Date  Number Herewith
 ------- -------------------                 ----- ----- ------ --------
  27.01  Financial Data Schedule                                    X
         (Available in EDGAR version only)

   (b) Reports on Form 8-K

   The following reports were filed on Form 8-K or Form 8-K/A during the quarter ended June 30, 2000:

  . Current Report on Form 8-K dated June 8, 2000 was filed on June 19, 2000 pursuant to Item 2 --Acquisition or Disposition of Assets.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Verisign, Inc.

Date: August 9, 2000                              /s/ Stratton D. Sclavos
                                          By: _________________________________
                                                    Stratton D. Sclavos
                                               President and Chief Executive
                                               Officer (Principal Executive
                                                         Officer)

                                                      /s/ Dana L. Evan
Date: August 9, 2000                      By: _________________________________
                                                       Dana L. Evan
                                                Executive Vice President of
                                              Finance and Administration and
                                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

                             SUMMARY OF TRADEMARKS

   The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

Trademarks

  Authenticated Payment(TM)

  Authenticated Payment Services(TM)

  Authenticated Payment Solution(TM)

  Commerce Site(TM)

  dot com biz card(TM)

  dot com directory(TM)

  dot com essentials(TM)

  dot com mail(TM)

  dot com people(TM)

  dot com promotions(TM)

  dot com toolkit(TM)

  Global Site(TM)

  Global Site Plus(TM)

  ImageCafe(TM)

  idNames(TM)

  Network Solutions(R)

  OnSite(R)

  Secure Site(TM)

  Secure Site Plus(TM)

  SecureIT(TM)

  THAWTE(TM)

  The Sign of Trust on the Internet(R)

  VeriSign(R)

  VeriSign Logo

  VeriSign Service Center(TM)

  VeriSign Processing Center(TM)

  WebPass(R)

Service Marks

  Digital ID SM

  Digital ID Center SM

  Global Trust Network  SM

  GoSecure! SM

  NetSure(R) Protection Plan

  PayFlow SM

  PayFlow Pro SM

  The Internet Trust Company SM

  V-Commerce SM

  VeriSign Trust Network SM

  WebTrust SM

  Worldtrust SM

   All other brand or product names are trademarks or registered trademarks of their respective holders.

                                    EXHIBITS

   As required under Item 6--Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section is as follows:

     Exhibit
     Number  Exhibit Description
     ------- -------------------
      27.01  Financial Data Schedule (Available in EDGAR version only)