Form 10-Q
period 2000-09-30
VERISIGN INC/CA
filed 2000-11-14
CIK 1014473

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

               For the quarterly period ended September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

        For the transition period from                to

                       Commission File Number: 000-23593

                               ----------------

                                 VERISIGN, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       94-3221585
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                            Shares Outstanding
                   Class                                     October 31, 2000
                   -----                                    ------------------
       Common stock, $.001 par value                           197,423,288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements (Unaudited)........     3

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    14

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    36

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    37

 Item 6. Exhibits and Reports on Form 8-K...............................    38

 Signatures..............................................................   39

 Summary of Trademarks...................................................   40

 Exhibits................................................................   41

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   As required under Item 1-Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

                       Financial Statement Description                      Page
                       -------------------------------                      ----
   . Condensed Consolidated Balance Sheets
     As of September 30, 2000 and December 31, 1999........................   4
   . Condensed Consolidated Statements of Operations
     For the Three and Nine Months Ended September 30, 2000 and 1999.......   5
   . Condensed Consolidated Statements of Cash Flows
     For the Nine Months Ended September 30, 2000 and 1999.................   6
   . Notes to Condensed Consolidated Financial Statements..................   7

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                       Assets

Current assets:
  Cash and cash equivalents.........................  $   497,549    $ 70,382
  Short-term investments............................      593,751      86,098
  Accounts receivable, net..........................       83,507      22,727
  Refundable income taxes...........................       32,829         --
  Prepaid expenses and other current assets.........       55,356       3,635
                                                      -----------    --------
    Total current assets............................    1,262,992     182,842

Property and equipment, net.........................       86,479      10,194
Goodwill and other intangible assets, net...........   18,930,810         --
Long-term investments...............................      243,643     144,751
Other assets, net...................................        1,555       3,379
                                                      -----------    --------
                                                      $20,525,479    $341,166
                                                      ===========    ========
        Liabilities And Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities..........  $   161,397    $ 10,902
  Accrued merger costs..............................       79,591         --
  Deferred revenue..................................      422,726      31,777
                                                      -----------    --------
    Total current liabilities.......................      663,714      42,679
                                                      -----------    --------
Deferred income taxes, net..........................      133,169         --
Long-term deferred revenue..........................       68,137         --
Other long-term liabilities.........................          557         128
                                                      -----------    --------
    Total long-term liabilities.....................      201,863         128
                                                      -----------    --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock--par value $.001 per share
   Authorized shares: 5,000,000
   Issued and outstanding shares: none..............          --          --
  Common stock--par value $.001 per share
   Authorized shares: 1,000,000,000
   Issued and outstanding shares: 196,933,693
   (excluding 40,000 shares held in treasury) at
   September 30, 2000
   103,482,841 at December 31, 1999.................          197         103
  Additional paid-in capital........................   21,492,174     258,239
  Notes receivable from stockholders................         (242)        --
  Unearned compensation.............................          (95)       (172)
  Accumulated deficit...............................   (1,850,731)    (47,452)
  Accumulated other comprehensive income............       18,599      87,641
                                                      -----------    --------
    Total stockholders' equity......................   19,659,902     298,359
                                                      -----------    --------
                                                      $20,525,479    $341,166
                                                      ===========    ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                    Three Months Ended     Nine Months Ended
                                        Sept. 30,              Sept. 30,
                                   ---------------------  --------------------
                                      2000        1999       2000       1999
                                   -----------  --------  -----------  -------
Revenues.......................... $   173,086  $ 22,782  $   277,411  $57,100
                                   -----------  --------  -----------  -------

Costs and expenses:
  Cost of revenues................      59,939     8,405       94,971   22,379
  Sales and marketing.............      57,974     8,829      100,492   24,492
  Research and development........      14,485     3,405       26,028    9,478
  General and administrative......      23,869     2,142       35,705    6,122
  Write-off of acquired in-process
   research and development.......         --        --        54,000      --
  Amortization of goodwill and
   other intangible assets........   1,362,606       --     1,832,836      --
                                   -----------  --------  -----------  -------
    Total costs and expenses......   1,518,873    22,781    2,144,032   62,471
                                   -----------  --------  -----------  -------
    Operating income (loss).......  (1,345,787)        1   (1,866,621)  (5,371)

Other income:
  Interest and investment income..      22,870     1,902       64,977    5,282
  Other expense, net..............      (1,268)     (336)      (1,635)    (489)
                                   -----------  --------  -----------  -------
    Total other income............      21,602     1,566       63,342    4,793
                                   -----------  --------  -----------  -------
    Net income (loss)............. $(1,324,185) $  1,567  $(1,803,279) $  (578)
                                   ===========  ========  ===========  =======

Net income (loss) per share:
  Basic........................... $     (6.78) $    .02  $    (12.33) $  (.01)
                                   ===========  ========  ===========  =======
  Diluted......................... $     (6.78) $    .01  $    (12.33) $  (.01)
                                   ===========  ========  ===========  =======

Shares used in per share
 computation:
  Basic...........................     195,346   101,514      146,307   99,722
                                   ===========  ========  ===========  =======
  Diluted.........................     195,346   115,198      146,307   99,722
                                   ===========  ========  ===========  =======


     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Nine Months Ended
                                                              Sept. 30,
                                                        ----------------------
                                                           2000        1999
                                                        -----------  ---------
Cash flows from operating activities:
  Net loss............................................. $(1,803,279) $    (578)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization of property and
     equipment.........................................      17,329      3,873
    Amortization of goodwill and other intangible
     assets, net.......................................   1,831,112        --
    Write-off of acquired in-process research and
     development.......................................      54,000        --
    Gain on sale of marketable securities..............     (34,996)       --
    Minority interest in net loss of subsidiary........          40       (722)
    Stock-based compensation...........................          77         77
    Loss on disposal of property and equipment.........         635        362
    Changes in operating assets and liabilities:
      Accounts receivable..............................     (38,368)   (10,264)
      Prepaid expenses and other current assets........       4,376     (2,633)
      Refundable income taxes..........................      20,053        --
      Accounts payable and accrued liabilities.........      61,373      1,241
      Deferred revenue.................................      38,707     12,177
                                                        -----------  ---------
      Net cash provided by operating activities........     151,059      3,533
                                                        -----------  ---------
Cash flows from investing activities:
  Purchases of short-term investments..................    (584,222)  (112,636)
  Proceeds from maturities and sales of short-term
   investments.........................................      86,019     40,961
  Purchases of long-term investments...................    (158,859)   (10,119)
  Proceeds from maturities and sales of long-term
   investments.........................................      63,652        --
  Purchases of property and equipment..................     (32,146)    (4,308)
  Cash acquired in purchase transactions, less amounts
   paid................................................     852,412        --
  Transaction costs....................................     (14,407)       --
  Other assets.........................................       2,188     (2,269)
                                                        -----------  ---------
      Net cash provided by (used in) investing
       activities......................................     214,637    (88,371)
                                                        -----------  ---------
Cash flows from financing activities:
  Collections on notes receivable from stockholders....         524        409
  Net proceeds from issuance of common stock...........      60,559    131,101
                                                        -----------  ---------
      Net cash provided by financing activities........      61,083    131,510
                                                        -----------  ---------
Effect of exchange rate changes on cash................         388        --
                                                        -----------  ---------
Increase in cash and cash equivalents..................     427,167     46,672
Cash and cash equivalents at beginning of period.......      70,382     22,786
                                                        -----------  ---------
Cash and cash equivalents at end of period............. $   497,549  $  69,458
                                                        ===========  =========
Supplemental schedule of non-cash investing and
 financing activities:
  Unrealized gain (loss) on long-term investments...... $   (69,430) $  35,021
                                                        ===========  =========
  Non-cash consideration issued in connection with
   purchase transactions............................... $21,109,865  $     --
                                                        ===========  =========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

   The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments as explained in Note 2-- Business Combinations, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries, (VeriSign or the Company), at September 30, 2000, and the results of operations and cash flows for the interim periods ended September 30, 2000 and 1999.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 1999 included in the annual report previously filed on Form 10-K. In addition, we recently acquired Network Solutions, Inc., (Network Solutions). Network Solutions previously filed audited financial statements for the three-year period ended December 31, 1999 in its 1999 Annual Report on Form 10-K.

   The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. Prior periods have been reclassified for comparative purposes.

   The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable approximate their respective fair values.

Note 2. Business Combinations

 THAWTE Consulting (Pty) Ltd. Acquisition

   On February 1, 2000, VeriSign completed its acquisition of THAWTE Consulting
(Pty) Ltd., or THAWTE, a privately held South African company that provides digital certificates to website owners and software developers. VeriSign issued approximately 4.4 million shares of its common stock in exchange for all of the outstanding shares of THAWTE. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $652 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Goodwill and other intangible assets are being amortized on a straight-line basis over two to three years. THAWTE's results of operations have been included in the consolidated financial statements from its date of acquisition.

 Signio, Inc. Acquisition

   On February 29, 2000, VeriSign completed its acquisition of Signio, Inc., or Signio, a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. VeriSign issued approximately 5.6 million shares of its common stock in exchange for all the outstanding shares of Signio and also assumed all of Signio's outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $876 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Goodwill and other intangible assets are being amortized on a straight-line basis over three years. Signio's results of operations have been included in the consolidated financial statements from its date of acquisition.

                        VERISIGN, INC. AND SUBSIDIARIES

 Network Solutions, Inc. Acquisition

   On June 8, 2000, VeriSign completed its acquisition of Network Solutions, a publicly traded company that provides Internet domain name registration and global registry services. The total consideration of approximately $19.6 billion was based on: the fair value of VeriSign's common stock issued; stock options assumed; and merger related costs. At the closing, VeriSign issued approximately 78.3 million shares of its common stock valued at approximately $18.0 billion, based on an exchange ratio of 1.075 shares of VeriSign's common stock for each outstanding share of Network Solutions common stock. VeriSign assumed outstanding options to purchase Network Solutions common stock, which were converted into options to acquire approximately 9.1 million shares of VeriSign's common stock, with a fair value of approximately $1.6 billion, based on the same exchange ratio, subject to terms and conditions, including exercisability and vesting schedules, of the original options.

   As part of the purchase price, VeriSign recorded a provision for merger related costs of $96.4 million. Merger related costs are incremental and non-recurring expenses. Merger related costs are necessary to integrate Network Solutions and VeriSign. The provision is associated with the activities of integration teams responsible for merging the two companies and includes such items as investment banker fees, legal fees, filing fees, provision for acceleration of stock option vesting, and employee relocation expenses. For the period from June 8, 2000 to June 30, 2000, approximately $8.9 million was paid for filing fees, legal fees and consulting fees related to the acquisition. An additional $7.9 million was recorded against the provision in the third quarter for the write-off of duplicative information systems and prepaid director and officer insurance premiums. It is anticipated that further amounts will be expended over the course of the next nine months.

   This transaction was accounted for as a purchase. Accordingly, the purchase consideration of $19.6 billion has been preliminarily allocated to the estimated fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Goodwill and other intangible assets are being amortized on a straight-line basis over useful lives of three to four years. Network Solutions results of operations have been included in the consolidated financial statements from its date of acquisition.

 Purchase Price Allocations

   The purchase consideration for THAWTE, Signio and Network Solutions was allocated to the assets acquired and liabilities assumed based on fair values as follows:

                                                                 Straight -Line
                                                      Network     Amortization
                                  THAWTE   Signio    Solutions       Period
                                 -------- --------  -----------  --------------
                                    (Dollars in thousands)          (Years)
   Net tangible assets.......... $    566 $  2,888  $   705,715         --
   ISP hosting relationships....   11,389      --           --          2.0
   Customer relationships.......    2,815   15,402          --          3.0
   Technology in place..........    2,963    5,680       29,500         3.0
   Non-compete agreement........      939      --           --          3.0
   Trade name...................      913    4,501       67,400         3.0
   Workforce in place...........      342    1,353       16,900     3.0-4.0
   Contracts with ICANN and
    customer lists..............      --       --       800,700         3.4
   In-process research and
    development.................      --       --        54,000         --
   Goodwill.....................  632,087  854,635   18,273,709     3.0-4.0
   Deferred income tax
    liabilities attributable to
    identifiable intangible
    assets......................      --    (8,732)    (365,800)        --
                                 -------- --------  -----------
   Net assets acquired.......... $652,014 $875,727  $19,582,124
                                 ======== ========  ===========

                        VERISIGN, INC. AND SUBSIDIARIES

 Purchased In-Process Research and Development

   The portion of the Network Solutions purchase price allocated to in-process research and development ("IPR&D") was $54 million and was expensed during the quarter ended June 30, 2000. Network Solution's IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system ("SRS"). The SRS is the system that provides shared registration interface to the accredited and licensed registrars into the .com,
 .net, and .org generic top level domain ("gTLD") name registry. It is through this system that registrars from all over the world are able to register domain names with the central database. Given the high demand on the SRS, it is in need of improvements and upgrades in the area of scalability, security, non-english language capability and next generation resource provisioning protocol.

   As of the acquisition date, Network Solutions was in the process of developing technology that would add substantial functionality and features to the SRS. The IPR&D had not yet reached technological feasibility and had no alternative uses. The IPR&D under development may not achieve technical or commercial viability. The technological feasibility of the in-process development efforts is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications including functions, features, and technical performance requirements. This estimate was based on the project costs and milestones. As of September 30, 2000, efforts related to upgrades and improvements in the SRS are continuing in particular related to non-english language capabilities and security. These efforts are expected to be significantly completed by the end of 2000.

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

Note 3. Commitments and Contingencies

   As of October 31, 2000, Network Solutions, Inc. was a defendant in seventeen active lawsuits involving domain name disputes between trademark owners and domain name holders. Network Solutions is drawn into such disputes, in part, as a result of claims by trademark owners that Network Solutions is legally required, upon request by a trademark owner, to terminate the contractual right between Network Solutions and a domain name holder that registered a domain name, which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in Network Solutions' favor and against Lockheed Corporation, holding that Network Solutions' services do not make Network Solutions liable for contributory infringement to trademark owners. Thus, Network Solutions believes, this type of suit should decline in frequency. The holders of the domain name registrations in dispute have, in turn, questioned Network Solutions' right, absent a court order, to take any action that affects their contractual rights to the domain names in question. Although 82 of these kinds of situations over the past six and a half years have resulted in suits actually naming Network Solutions as a defendant, as of October 31, 2000, no adverse judgment has been rendered and no award of damages has ever been made against Network Solutions. Network Solutions believes that it has meritorious defenses and vigorously defends itself against these claims.

   On January 13, 2000, the Department of Justice Antitrust Division issued a Civil Investigative Demand seeking information and documents concerning the then-pending acquisition by VeriSign of THAWTE. VeriSign provided certain information and documents to the Department of Justice, and closed the THAWTE transaction on February 1, 2000. VeriSign completed its initial response to the Civil Investigative Demand on

                        VERISIGN, INC. AND SUBSIDIARIES

March 1, 2000, and a supplemental production of documents was completed May 9, 2000. On September 14, 2000, VeriSign was notified that senior officials at the Department of Justice had reviewed a report by the investigatory staff regarding the transaction, and that the Department had concerns about the potential competitive effects of the transaction. Representatives of VeriSign met with and provided additional information to the Department of Justice during October 2000. The Department of Justice ultimately may raise objections to the transaction that would require VeriSign to negotiate a settlement with the Department of Justice to resolve such objections, or to defend against a legal action challenging the transaction.

   On March 15, 2000, a group of eight plaintiffs filed suit against the United States Department of Commerce, the National Science Foundation and Network Solutions, Inc. in the United States District Court for the Northern District of California. The case, entitled William Hoefer et al. v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenged the lawfulness of the registration fees that Network Solutions was authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. On June 19, 2000 the plaintiffs filed their first amended complaint, adding two plaintiffs and naming VeriSign as a defendant.

   All of the defendants filed motions to transfer the suit to the Federal District Court in the District of Columbia and the court granted those motions on June 28, 2000. The same attorney who unsuccessfully challenged Network Solutions in a similar action known as Thomas, et al. v. Network Solutions, et al., filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, Section 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C.
Section 9701), the Administrative Procedure Act, the Sherman Act, and the California Unfair Competition Act, Section 17200. The case was docketed with the Federal District Court in the District of Columbia on July 28, 2000 and on August 4, 2000 the plaintiffs dismissed the case. Four days later, the same attorney refiled the same case in the United States District Court for the Eastern District of Virginia. Network Solutions filed a motion to dismiss the case and the plaintiffs responded by filing a First Amended Complaint on September 7, 2000. We now have refiled another Motion to Dismiss. The current versions of the suit does not name VeriSign as a defendant. The suit contains fourteen causes of action against the Appropriations Act (31 U.S.C. Section
9701), the Administrative Procedure Act, the Chief Financial Officer's Act (31 U.S.C. Section 902), and the Sherman Act. On October 10, 2000, Network Solutions filed its motion to dismiss the case. On October 24, 2000, the National Science Foundation filed a motion to transfer the case back to the Federal District Court in the District of Columbia.

   On June 15, 2000, plaintiff David Moran filed a putative shareholder derivative complaint on behalf of himself and others similarly situated against Charles Stuckey, Jr., James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter III, Robert P. Badavas, and against nominal defendant VeriSign, Inc. The case is captioned Moran v. Stuckey, et.al., No. 1810 NC (Del. Ch. 2000). The complaint alleges, among other things, that the directors of RSA Security mismanaged RSA's business, failed to protect its intellectual property or enforce the terms of its license agreement with VeriSign, and that VeriSign violated the terms of the licensing agreement and competed against RSA. On August 2, 2000, a second shareholder complaint was filed against the Company and the aforementioned directors of RSA Security, Inc. by plaintiff James V. Biglan. That case is captioned Biglan v. Stuckey, et al. Civ. Action No. 18190NC (Del. Ch. 2000). On September 25, 2000 the Court ordered the cases consolidated under the Moran caption and named lead counsel for plaintiffs in this matter. Defendants are to respond to the Complaint no later than December 11, 2000. While VeriSign cannot ascertain the outcome of this matter presently, VeriSign believes that the claims against it are without merit and intends to vigorously defend itself against these claims.

                        VERISIGN, INC. AND SUBSIDIARIES

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

Note 4. Comprehensive Income (Loss)

   Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The components of comprehensive income (loss) are as follows:

                                    Three Months Ended    Nine Months Ended
                                         Sept. 30,            Sept. 30,
                                    -------------------- --------------------
                                       2000       1999      2000       1999
                                    -----------  ------- -----------  -------
                                                (In thousands)
   Net income (loss)............... $(1,324,185) $ 1,567 $(1,803,279) $  (578)
   Unrealized gain (loss) on
    investments....................     (23,139)  35,021     (69,430)  35,021
   Translation adjustments.........         211      --          388      --
                                    -----------  ------- -----------  -------
   Comprehensive income (loss)..... $(1,347,113) $36,588 $(1,872,321) $34,443
                                    ===========  ======= ===========  =======

Note 5. Calculation of Net Income (Loss) per Share

   Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted-average number of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. In the periods where the Company has a net loss, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options would be anti-dilutive. In addition, options to purchase shares of common stock were not included in the computation of diluted earnings per share in periods where the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the three-month period ended September 30, 2000, options to purchase 28,136,475 shares of common stock were outstanding, and for the three-month period ended September 30, 1999, options to purchase 18,608,450 shares of common stock were outstanding.

                        VERISIGN, INC. AND SUBSIDIARIES

   The following table represents the computation of basic and diluted net income (loss) per share.

                                     Three Months Ended    Nine Months Ended
                                         Sept. 30,             Sept. 30,
                                    --------------------- --------------------
                                       2000        1999      2000       1999
                                    -----------  -------- -----------  -------
                                     (In thousands, except per share data)
Basic net income (loss) per share:
  Net income (loss)...............  $(1,324,185) $  1,567 $(1,803,279) $  (578)
                                    ===========  ======== ===========  =======
  Determination of basic shares:
   Weighted average shares
    outstanding...................      195,369   101,514     146,510   99,722
   Weighted average shares issued
    and subject to repurchase
    agreements....................          (23)      --         (203)     --
                                    -----------  -------- -----------  -------
  Basic average common shares
   outstanding....................      195,346   101,514     146,307   99,722
                                    ===========  ======== ===========  =======
Basic net income (loss) per
 share............................  $     (6.78) $    .02 $    (12.33) $  (.01)
                                    ===========  ======== ===========  =======
Diluted net income (loss) per
 share:
  Net income (loss)...............  $(1,324,185) $  1,567 $(1,803,279) $  (578)
                                    ===========  ======== ===========  =======
  Determination of diluted shares:
   Weighted average shares
    outstanding...................      195,369   101,514     146,510   99,722
   Weighted average shares issued
    and subject to repurchase
    agreements....................          (23)      --         (203)     --
   Assumed conversion of employee
    stock options.................          --     13,684         --       --
                                    -----------  -------- -----------  -------
  Diluted average common shares
   outstanding....................      195,346   115,198     146,307   99,722
                                    -----------  -------- -----------  -------
Diluted net income (loss) per
 share............................  $     (6.78) $    .01 $    (12.33) $  (.01)
                                    ===========  ======== ===========  =======

Note 6. Segment Information

   VeriSign operates in the Americas, Europe, Middle East and Africa, Asia-Pacific and Japan and derives substantially all of its revenues from sales of Internet infrastructure and web presence services. For the three months ended September 30, 2000, the Company derived 10% of its revenue from international subsidiaries and affiliates and for the three months ended September 30, 1999, the Company derived 29% of its revenue from international subsidiaries and affiliates. For the nine months ended September 30, 2000, the Company derived 16% of its revenue from international subsidiaries and affiliates and for the nine months ended September 30, 1999, the Company derived 26% of its revenue from international subsidiaries and affiliates. The decline in the percentage of revenue from international subsidiaries and affiliates during the quarter and nine months ended September 30, 2000 as compared to the quarter and nine months ended September 30, 1999 is primarily due to the inclusion of the Network Solutions' revenue.

   VeriSign has completed the integration of the THAWTE and Signio acquisitions. The activities of both companies have been blended into the legacy activities of VeriSign. As a result of the acquisition of Network Solutions, the Company is reorganizing its lines of business and internal reporting to improve the data reviewed by the chief operating decision maker. The Company is establishing two segments that will be customer focused and based on sales activity to customers. The Mass Markets Division will focus on delivering all of our products and services to small and medium size enterprises as well as to consumers looking to build a presence on the web. The Enterprise and Service Provider Division will focus on large enterprises and service providers around the globe who are looking to establish and deliver secure Internet infrastructure services for their customers in both business to consumer and business to business environments. The Company is currently implementing this structure as part of its organizational strategy and such implementation will occur over the next three to six months. The Company will modify its segment reporting as necessary as its strategy is developed and implemented.

                        VERISIGN, INC. AND SUBSIDIARIES

Note 7. Recent Accounting Pronouncements

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

   We market our authentication services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, systems integrators and our international affiliates. A significant portion of our authentication services revenues to date have been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels. We continue to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. The VeriSign Trust Network now consists of affiliated organizations including British Telecommunications plc in the United Kingdom, Canadian Imperial Bank of Commerce (CIBC) of Canada, Certplus of France, eSign of Australia, HiTrust of Taiwan, Roccade of The Netherlands, and Telia in Sweden. These international service providers utilize common technology, operating practices and infrastructure to deliver interoperable trust services for a specific geographic region or vertical market.

   We expanded our authentication service offerings on February 1, 2000, when we completed our acquisition of THAWTE Consulting (Pty) Ltd., a privately held South African company that provides digital certificates to website owners and software developers. In connection with this acquisition, we issued approximately 4.4 million shares of our common stock in exchange for all of the outstanding shares of THAWTE. The transaction has been accounted for as a purchase and, accordingly, the results of THAWTE's operations are included in our consolidated financial statements from the date of acquisition. As a result of our acquisition of THAWTE, we recorded goodwill and other intangible assets of approximately $.7 billion. These amounts will be amortized over a two to three year period.

   On February 29, 2000, we completed our acquisition of Signio, Inc., a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. During the second quarter of 2000 the product offering was extended to include new business-to-business payment services, including support for Automated Clearing House (ACH) and purchasing card transactions. In connection with this acquisition, we issued approximately 5.6 million shares of our common stock in exchange for all of the outstanding shares of Signio and we also assumed Signio's outstanding employee stock options. The transaction has been accounted for as a purchase and, accordingly, the results of Signio's operations are included in our consolidated financial statements from the date of acquisition. As a result of our acquisition of Signio, we recorded goodwill and other intangible assets of approximately
$.9 billion. These amounts will be amortized over a two to three year period.

   We market our payment services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, and systems integrators. A significant portion of our payment services revenues to date has been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels.

   On June 8, 2000, we completed our acquisition of Network Solutions, Inc., a publicly traded company that provides Internet domain name registration and global registry services. We issued approximately 72.9 million shares of our common stock for all of the outstanding shares of Network Solutions and we also assumed all of Network Solutions' outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $19.6 billion has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Network Solutions' results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of our acquisition of Network Solutions, we recorded goodwill and other intangible assets of approximately $19.2 billion. These amounts will be amortized over a three to four year period. Therefore, we will report losses as we incur charges relating to the amortization of acquired intangible assets.

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

   As a registrar, Network Solutions markets second level domain name registration services and other value-added services that enable our customers to establish their identities on the web. The Network Solutions Registrar ("the Registrar") markets its services through a number of distribution channels, including the Internet, premier partner and business account partner programs, and strategic alliances. The Registrar has approximately 13.7 million cumulative domain names in the .com, .net and .org top-level domain. Recently, the Registrar signed a key marketing alliance with America Online (AOL) to offer the Registrar's domain name registration and value-added services across AOL brands on a global basis.

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

Results of Operations

   We have experienced substantial net losses in the past. As of September 30, 2000, we had an accumulated deficit of approximately $1.9 billion, due in part to $1.8 billion of goodwill and other intangible asset amortization related to acquisitions.

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

   Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. We defer revenues from the sale or renewal of domain name registration services and recognize these revenues ratably over the registration term.

   We accounted for the June 8, 2000 Network Solutions acquisition as a purchase and Network Solutions' revenues, which are derived primarily from web presence services, have been included in our results of operations commencing June 9, 2000. In addition, we also acquired THAWTE in January 2000 and Signio in February 2000. Therefore, comparisons of revenues for the three and nine months ended September 30, 2000 and 1999 may not be relevant, as the businesses of the combined company were not equivalent.

   A comparison of revenues for the three-month periods and the nine-month periods ended September 30, 2000 and 1999 is presented below.

                                                           2000    1999   Change
                                                         -------- ------- ------
                                                         (Dollars in thousands)
   Three-month period:
     Revenues........................................... $173,086 $22,782  660%

   Nine-month period:
     Revenues........................................... $277,411 $57,100  386%

   Revenues increased significantly from the prior year primarily due to the acquisition of THAWTE, Signio and Network Solutions, increased sales of our authentication services, particularly our website digital certificates and VeriSign OnSite services, the expansion of our international affiliate network, and delivery of more training and consulting services. As of September 30, 2000 we have sold over 400,000 website digital certificates, and over 1,400 OnSite service solutions to enterprises, and we now have over 30 affiliates in our international network of affiliates.

   A small portion of our revenue mix is from payment transaction services provided by Signio. By the end of the first nine months of 2000, the customer base for these services grew to in excess of 10,600 online merchants using Signio, now VeriSign Payment Services, to payment-enable their online stores and business-to-business commerce activities.

   The current quarter results reflect a full quarter of activity from Network Solutions which VeriSign acquired on June 8, 2000. For the three months ended September 30, 2000, the Registrar added nearly 2.2 million new names and the Registry, now VeriSign Global Registry, accounted for 5.1 million new domain names and over 650,000 renewed or extended domain names. The Registry also completed the transfer of over 400,000 domain names between accredited registrars thereby supporting over 6.1 million domain name transactions in the quarter.

   No customer accounted for 10% or more of revenues during the three months ended, or during the nine months ended September 30, 2000 or 1999. Revenues from international subsidiaries and affiliates accounted for 10% of revenues in the third quarter of 2000, and 29% of revenues in the third quarter of 1999. For the first nine months of the year, revenues from international subsidiaries and affiliates accounted for 16% of revenues in 2000, and 26% of revenues in 1999.

 Costs and Expenses

   We accounted for the Network Solutions acquisition as a purchase and Network Solutions' costs and expenses have been included in our results of operations commencing June 9, 2000. In addition, we also acquired THAWTE in January 2000 and Signio in February 2000. Therefore, comparisons of costs and expenses for the three and nine months ended September 30, 2000 and 1999 may not be relevant, as the businesses of the combined company were not equivalent.

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

   A comparison of cost of revenues for the three-month periods and the nine-month periods ended September 30, 2000 and 1999 is presented below.

                                                        2000     1999    Change
                                                       -------  -------  ------
                                                       (Dollars in thousands)
   Three-month period:
     Cost of revenues................................. $59,939  $ 8,405   613%
     Percentage of revenues...........................      35%      37%

   Nine-month period:
     Cost of revenues................................. $94,971  $22,379   324%
     Percentage of revenues...........................      34%      39%

   During the third quarter of 2000 and during the first nine months of 2000 cost of revenues increased due to an increase in headcount required to support the growth in demand for our products and services and to support the growth of our security consulting and training activities during the period. The cost of insurance premiums for our service warranty plan increased because of greater levels of sales of digital certificates. In addition, we incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program and increased expenses related to the cost of software products resold to customers as part of network security solution implementations. Additionally, acquisitions, such as THAWTE, Signio and Network Solutions, have resulted in an increase in our cost of revenues over prior quarters. Future acquisitions, further expansion into international markets and introductions of additional products will result in further increases in cost of revenues, due to additional personnel and related expenses and other factors.

   Cost of revenues as a percentage of revenue decreased from 1999 to 2000 primarily due to the overall mix of revenues, the experience of economies of scale on our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process. In addition, revenues derived from our recent acquisitions of THAWTE, Signio and Network Solutions, have a different cost structure from our authentication services. We anticipate that cost of revenues will continue to increase in absolute dollars as a result of continued growth in all of our lines of business.

 Sales and marketing

   Sales and marketing expenses consist primarily of costs related to sales, marketing, and external affair activities. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet, television, radio and print advertising.

   A comparison of sales and marketing expenses for the three-month periods and the nine-month periods ended September 30, 2000 and 1999 is presented below.

                                                        2000     1999    Change
                                                      --------  -------  ------
                                                      (Dollars in thousands)
   Three-month period:
     Sales and marketing............................. $ 57,974  $ 8,829   557%
     Percentage of revenues..........................       33%      39%

   Nine-month period:
     Sales and marketing............................. $100,492  $24,492   310%
     Percentage of revenues..........................       36%      43%

   The Network Solutions acquisition was the primary reason for the increase in sales and marketing expenses in the three and nine month periods of 2000 as compared to those periods in 1999. The Registrar continues to incur expenses promoting the value of the .com, .net and .org web addresses as well as value-added services including web site design tools and other enhanced service offerings. The remainder of the increase was driven by lead and demand generation activities in our authentication businesses, expansion of our sales force, an increase in international sales expenses, and the effect of a full quarter of sales and marketing expenses from THAWTE and Signio. While the absolute dollar spending increased for sales and marketing expenses, we continue to realize a decline in spending from 1999 to 2000 as a percentage of revenue. This is primarily due to the increase in recurring revenue from existing customers, which tend to have lower acquisition costs associated with them, and the increase in the productivity of the direct and inside sales forces. However, we cannot forecast that these sales and marketing expenses will continue to decline as a percentage of revenues.

   We do expect sales and marketing expenses to continue to increase on an absolute dollar basis in the future, primarily related to an expanded sales force, expanded marketing and demand generation activities, development and enhancement of partner and distribution channels and promotional activities for web presence products and services.

 Research and development

   Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

   A comparison of research and development expenses for the three-month periods and the nine-month periods ended September 30, 2000 and 1999 is presented below.

                                                          2000     1999   Change
                                                         -------  ------  ------
                                                              (Dollars in
                                                              thousands)
   Three-month period:
    Research and development............................ $14,485  $3,405   325%
    Percentage of revenues..............................       8%     15%

   Nine-month period:
    Research and development............................ $26,028  $9,478   175%
    Percentage of revenues..............................       9%     17%

   Research and development expenses increased in absolute dollars in the third quarter of 2000 from the third quarter of 1999 primarily due to the acquisition of Network Solutions and from continued investment in the design, testing and deployment of, and technical support for our expanded Internet trust service offerings and technology. The increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. The decrease in research and development expenses as a percentage of revenues from 1999 to 2000 is primarily due to different cost structures related to new acquisitions.

   We believe that timely development of new and enhanced authentication services, transaction services, web presence services and technology are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses will continue to increase in absolute dollars. To date, we have expensed all research and development expenditures as incurred.

 General and administrative

   General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities and computer and communications equipment, support services and professional services fees.

   A comparison of general and administrative expenses for the three-month periods and the nine-month periods ended September 30, 2000 and 1999 is presented below.

                                                         2000     1999   Change
                                                        -------  ------  ------
                                                             (Dollars in
                                                             thousands)
   Three-month period:
    General and administrative......................... $23,869  $2,142  1,014%
    Percentage of revenues.............................      14%      9%

   Nine-month period:
    General and administrative......................... $35,705  $6,122    483%
    Percentage of revenues.............................      13%     11%

   The increase in general and administrative expenses for the third quarter, as well as for the first nine months of 2000, over the third quarter and first nine months of 1999 was related to the acquisition of Network Solutions in June 2000 and the acquisition of THAWTE and Signio in the first quarter of 2000. Expenses also increased due to additional staffing levels required to manage and support our expanded operations, the implementation of additional management information systems, and the expansion of our corporate headquarters.

   We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

 Write-off of acquired in-process research and development

   The portion of the Network Solutions purchase price allocated to in-process research and development ("IPR&D") was $54 million and was expensed during the quarter ended June 30, 2000. Network Solutions' IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system ("SRS"). The SRS is the system that provides shared registration interface to the accredited and licensed registrars into the .com,
 .net, and .org generic top level domain ("gTLD") name registry. It is through this system that registrars from all over the world are able to register domain names with the central database. Given the high demand on the SRS, it is in need of improvements and upgrades in the area of scalability, security, non-english language capability and next generation resource provisioning protocol.

   As of the acquisition date, Network Solutions was in the process of developing technology that would add substantial functionality and features to the SRS. The IPR&D had not yet reached technological feasibility and had no alternative uses. The IPR&D under development may not achieve technical or commercial viability. The technological feasibility of the in-process development efforts is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications including functions, features, and technical performance requirements. This estimate was based on the project costs and milestones. As of September 30, 2000, efforts related to upgrades and improvements in the SRS are continuing, in particular related to non-english language capabilities and security. These efforts are expected to be significantly completed by the end of 2000.

   The fair value assigned to IPR&D was estimated by discounting, to present value, the cash flows attributable to the technology once it has reached technological feasibility. A discount rate consistent with the risks of the project was used to estimate the present value of cash flows. The value assigned to IPR&D was the amount attributable to the efforts of Network Solutions up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased research and development project at the time of acquisition.

 Amortization of goodwill and other intangible assets

   Goodwill and other intangible assets resulted primarily from our acquisitions of THAWTE in January 2000, Signio in February 2000 and Network Solutions in June 2000. We expect to recognize goodwill and other intangible asset amortization charges related to these acquisitions of up to $1.4 billion per quarter until the goodwill and other intangible asset balances from these acquisitions become fully amortized ending in 2004. In addition, in the event we complete future acquisitions, we expect to incur additional goodwill and other intangible asset amortization charges.

 Other Income

   Other income consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains on sale of equity investments and as well as the net effect of foreign currency transaction gains and losses. Other income also includes charges for any gains or losses on the disposal of property and equipment and other miscellaneous expenses.

   A comparison of other income for the three-month periods and the nine-month periods ended September 30, 2000 and 1999 is presented below.

                                                        2000     1999   Change
                                                       -------  ------  ------
                                                            (Dollars in
                                                            thousands)
   Three-month period:
    Other income...................................... $21,602  $1,566  1,279%
    Percentage of revenues............................      12%      7%

   Nine-month period:
    Other income...................................... $63,342  $4,793  1,222%
    Percentage of revenues............................      23%      8%

   The increase in other income in the third quarter of 2000 compared to the third quarter of 1999 is primarily due to increased earnings on funds invested. Investments have increased in part due to our net proceeds of $121.4 million generated from the follow-on public offering of our common stock during January 1999 and investment of cash generated from operations. The investment base was also significantly increased through the acquisition of Network Solutions, which added over $875 million of cash and investments. For the first nine months of 2000 the increase over the first nine months of 1999 was also due to a $32.6 million gain from the sale of shares of Keynote Systems, Inc. We may from time to time derive gains from the sale of our equity investments as considered necessary.

 Provision for Income Taxes

   No provision has been made for income taxes due to cumulative book losses. As discussed above under Note 2-- Business Combinations -- Purchase Price Allocations, we recorded deferred tax liabilities for Network Solutions and Signio for identifiable intangibles assets that are not deductible for federal and state income tax purposes. As a result of recording the deferred tax liabilities and considering their effect on the combined entity, a corresponding amount of deferred tax asset valuation allowance was reduced and offset against goodwill. Amortization of goodwill for these acquisitions is not deductible for tax purposes.

   The Company has elected to treat the acquisition of THAWTE's South African operation as an asset acquisition together with a federal election to include the South African operation in the federal tax return of VeriSign. These elections will allow the goodwill and other intangibles of THAWTE in South Africa to be amortized over 15 years in the United States federal tax return of VeriSign.

Factors That May Affect Future Results of Operations

 We have a limited operating history under our current business structure.

   We were incorporated in April 1995, and we began introducing our trusted infrastructure services in June 1995. In addition, we have completed four acquisitions in 2000, including the acquisition of Network Solutions. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets and for companies integrating many businesses. Our success will depend on many factors, including, but not limited to, the following:

  . the successful integration of THAWTE, Signio, and Network Solutions;

  . the rate and timing of the growth and use of internet protocol (IP) networks for electronic commerce and communications;

  . the extent to which digital certificates and domain names are used for these communications and/or e-commerce;

  . the continued growth in the number of web sites;

  . the growth in demand for our payment services;

  . the continued evolution of electronic commerce as a viable means of conducting business;

  . the demand for our Internet infrastructure services and web presence services;

  . the competition for any of our services;

  . the perceived security of electronic commerce and communications over IP networks;

  . the perceived security of our services, technology, infrastructure and practices; and

  . our continued ability to maintain our current, and enter into additional, strategic relationships

   To address these risks we must, among other things:

  . successfully market our Internet infrastructure services, our digital certificates and our web presence services to new and existing customers;

  . attract, integrate, train, retain and motivate qualified personnel;

  . respond to competitive developments;

  . successfully introduce new Internet infrastructure services and web presence services; and

  . successfully introduce enhancements to our existing Internet infrastructure services and web presence services to address new technologies and standards and changing market conditions.

   We cannot be certain that we will successfully address these risks.

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

  . limited number of local access points for corporate users;

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

   Our near-term success depends, in part, on the growth of the web presence services business

   VeriSign may not be able to sustain the revenue growth it has experienced in recent periods. In addition, past revenue growth may not be indicative of future operating results. If VeriSign does not successfully maintain its current position as a leading provider of domain name registration services or develop or market additional value-added products and services, our business could be harmed.

   Web presence services will account for a very significant portion of our revenue in at least the near term. Its future success will depend largely on:

  . continued new domain name registrations;

  . re-registration rates of our customers;

  . our ability to maintain our current position as a leading registrar of domain names;

  . the successful development, introduction and market acceptance of new services that address the demands of Internet users;

  . our ability to provide robust domain name registration systems; and

  . our ability to provide a superior customer service infrastructure as a registry and registrar.

   Issues arising from implementation agreements with ICANN and the Department of Commerce could harm its registration business

   The Department of Commerce has adopted a plan for a phased transition of the Department of Commerce's responsibilities for the domain name system to ICANN. VeriSign faces risks from this transition, including:

  . ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are inconsistent with our current or future plans;

  . The Department of Commerce or ICANN could terminate our agreements to be the registry and/or a registrar in the .com, .net and .org top level domains if they find that it is in violation of our agreements with them;

  . If we do not separate ownership of our registry and registrar by May 2001 in accordance with the registry agreement, the term of the registry agreement will expire in November 2003 and we may not be chosen as the successor registry;

  . The terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner that is unfavorable to us;

  . The Department of Commerce's or ICANN's interpretation of provisions of our agreements with either of them described above could differ from ours;

  . The Department of Commerce could revoke its recognition of ICANN, as a result of which the Department of Commerce would take the place of ICANN for purposes of the various agreements described above, and could take actions that are harmful to us;

  . ICANN may approve new top level domains and we may not be selected to act as a registrar or registry with respect to those top level domains;

  . The U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

  . Our registry business could face legal or other challenges resulting from the activities of other registrars.

   Challenges to ongoing privatization of Internet administration could harm VeriSign's web presence services business

   Risks VeriSign faces from challenges by third parties, including other domestic and foreign governmental authorities, to our role in the ongoing privatization of the Internet include:

  . Legal, regulatory or other challenges, including challenges to the agreements governing our relationship with, or to the legal authority underlying the roles and actions of, the Department of Commerce, ICANN and/or us, could be brought;

  . Congress has held two hearings in which various issues about the domain name system have been raised and Congress could take action that is unfavorable to us;

  . Congress has issued a Conference Report directing the General Accounting
    Office to review the relationship between the Department of Commerce and ICANN and the adequacy of security arrangements under existing Department of Commerce cooperative agreements. An adverse report could cause Congress to take action that is unfavorable to us or the stability of the domain name system;

  . ICANN could fail to maintain its role, potentially resulting in instability in domain name system administration; and

  . Some foreign governments and governmental authorities have in the past disagreed with, and may in the future disagree with, the actions, policies or programs of ICANN, the U.S. Government and us relating to the domain name system. These foreign governments or governmental authorities may take actions or adopt policies or programs that are harmful to our business.

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

  . volume of domain name registrations through our web presence services business and VeriSign's Global Registry Service business;

  . customer renewal rates for our Internet infrastructure services and web presence services;

  . competition in the web presence services business from competing registrars and registries;

  . the additional introduction of alternative Internet naming systems:

  . the timing of releases of new versions of Internet browsers or other third-party software products and networking equipment that include our digital certificate service interface technology;

  . the mix of all our offered services sold during a quarter;

  . our success in marketing other internet infrastructure services and web presence value added services to our existing customers and to new customers;

  . continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

  . market acceptance of our Internet infrastructure services and new service offerings or our competitors' products and services;

  . our ability to expand operations;

  . our success in assimilating the operations and personnel of any acquired businesses;

  . the amount and timing of expenditures related to expansion of our operations;

  . the impact of price changes in our Internet infrastructure services and web presence services or our competitors' products and services; and

  . general economic conditions and economic conditions specific to IP network and Internet industries.

   In addition, we expect a significant increase in our operating expenses as we:

  . amortize goodwill and other intangible assets from our prior acquisitions;

  . increase our sales and marketing operations and activities, and

  . continue to update our systems and infrastructure.

   If the increase in our expenses is not accompanied by a corresponding increase in our revenue, our operating results will suffer, particularly as revenues from many of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them, unlike our sales and marketing expenditures which are expensed in full when incurred.

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

   We face significant competition.

   We anticipate that the market for services that enable trusted and secure electronic commerce and communications over IP networks will remain intensely competitive. We compete with larger and smaller companies that provide products and services that are similar to some aspects of our Internet infrastructure services. We expect that competition will increase in the near term, and that our primary long-term competitors may not yet have entered the market. Increased competition could result in pricing pressures, reduced margins or the failure of our Internet trust services to achieve or maintain market acceptance, any of which could harm our business. Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, we may not be able to compete effectively.

   The introduction of additional competition into the web presence services business could harm our business. This includes, in particular, competition among registrars within a single top-level domain, such as .com, and competition among registrars and registries of existing and potential new top-level domains. We currently face competition in the web presence services business from other registrars in the top level domains in which we act as the registry, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains for which we act as the registry. As of September 30, 2000, 66 accredited registrars (in addition to us) in the .com, .net and .org top level domains used VeriSign's Global Registry Services shared registration system to register domain names. ICANN has accredited approximately 70 additional registrars as of that date. VeriSign expects these and additional accredited registrars to offer competing web presence services in these top-level domains in the future.

   The introduction of potential new top-level domains is currently under review. At its November 2000 meeting in Los Angeles, the ICANN Board of Directors is expected to select the finalists from prospective parties that submitted proposals seeking to sponsor or operate one or more new top-level domains and December 31, 2000 is the target date for completion of negotiations with the new top-level domain registry sponsors or operators.

   Future competition in the web presence services business as a registry or registrar could come from many new sources, including:

  . domain name registration resellers;

  . country code registries;

  . Internet access providers; and

  . major telecommunications firms.

   Many of these entities have core capabilities to deliver registry and/or registrar services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. The recent agreements among ICANN, the Department of Commerce, the Company and other registrars permit flexibility in pricing for and term of registrations. VeriSign's revenue, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms resulting from increased competition. Some registrars and resellers in the .com, .net and .org top-level domains are already charging lower prices for web presence services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

   Our Internet infrastructure services market is new and evolving.

   We target our Internet infrastructure services at the market for trusted and secure electronic commerce and communications over IP networks. This is a new and rapidly evolving market that may not continue to grow. Accordingly, the demand for our Internet infrastructure services is very uncertain. Even if the market for electronic commerce and communications over IP networks grows, our Internet infrastructure services may not be widely accepted. The factors that may affect the level of market acceptance of digital certificates and, consequently, our Internet infrastructure services include the following:

  . market acceptance of products and services based upon authentication technologies other than those we use;

  . public perception of the security of digital certificates and IP networks;

  . the ability of the Internet infrastructure to accommodate increased levels of usage; and

  . government regulations affecting electronic commerce and communications over IP networks.

   Even if digital certificates achieve market acceptance, our Internet infrastructure services may fail to address the market's requirements adequately. If digital certificates do not sustain or increase their acceptance, or if our Internet infrastructure services in particular do not achieve or sustain market acceptance, our business would be materially harmed.

   System interruptions and security breaches could harm our business.

   We depend on the uninterrupted operation of our various registration systems, secure data centers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, and Herndon, Virginia. All of our web presence services systems, including those used in our domain name registry and registrar business are located at our Herndon, Virginia facilities. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. In addition, our ability to issue digital certificates and register domain names depends on the efficient operation of the Internet connections from customers to our secure data centers and our various registration systems as well as from customers to our registrar and from our registrar and other registrars to the shared registration system. These connections depend upon efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could decrease customer satisfaction.

   A failure in the operation of our various registration systems or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top-level domains from the Internet and the discontinuation of second level domain names in those top level domains for a period of time. The inability of our registrar systems, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

   We retain certain confidential customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our domain name registration operations also depends on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption and potentially on such maintenance and protection by other registrars in the shared registration system. The root zone servers and top-level domain name zone servers that VeriSign operates are critical hardware to our web presence operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.

   Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, and attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-ins or other security breaches or compromises of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our Internet infrastructure services and web presence services. Such an occurrence could also result in adverse publicity and therefore adversely affect the market's perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

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

  . the additional expenses associated with the amortization of goodwill and other intangible assets, which we expect will be an aggregate of approximately $20 billion for the three acquisitions and will be amortized straight-line generally from two to four years;

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

  . our inability to incorporate acquired technologies successfully into our Internet infrastructure services; and

  . the inability to maintain uniform standards, controls, procedures and policies.

   If we are unable to successfully address any of these risks for future acquisitions, our business could be harmed.

   Our equity investments in other companies may not yield any returns

   We have equity investments in a number of companies. In most instances these investments are in the form of equity securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Although, we have realized gains on the sale of equity investments in the past, we can not expect to experience similar levels of other income in the future. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these investments could harm our operating results.

   Technological changes will affect our business.

   The emerging nature of the Internet, digital certificate business and the domain name registration business, and their rapid evolution, requires us to continually improve the performance, features and reliability of our Internet infrastructure services and web presence services, particularly in response to competitive offerings. We must also introduce any new Internet infrastructure services and web presence services, as quickly as possible. The success of new Internet infrastructure services and web presence services depends on several factors, including proper new service definition and timely completion, introduction and market acceptance of our new Internet infrastructure services or web presence services. We may not succeed in developing and marketing new Internet infrastructure services and web presence services that respond to competitive and technological developments and changing customer needs. This could harm our business.

   We must manage our growth and expansion.

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to over 1,800 employees at September 30, 2000. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

   VeriSign relies on third parties who maintain and control root zone servers and route Internet communications.

   VeriSign currently administers and operates only two of the 13 root zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers, VeriSign's web presence services could be harmed if these volunteer operators fail to properly maintain such servers or abandon such servers.

   Further, VeriSign's web presence services could be harmed if any of these volunteer operators fail to include or provide accessibility to the data that it maintains in the root zone servers that it controls.

   In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, as provided in the registry agreement, it is required to ensure that the authoritative root will point to the top level domain zone servers designated by it. If ICANN does not do this, VeriSign's business could be harmed.

   VeriSign's web presence services also could be harmed if a significant number of Internet service providers decided not to route Internet communications to or from domain names registered by it or if a significant number of Internet service providers decided to provide routing to a set of domain name servers that did not point to its top level domain zone servers.

   We must establish and maintain strategic and other relationships.

   One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. Examples of these types of relationships include AOL/Netscape, Cisco, Microsoft and RSA Security. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our Internet infrastructure services and web presence services than we would otherwise. As a result of our emphasis on these relationships, our success in these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our Internet infrastructure services successfully. Furthermore, our ability to achieve future growth will also depend on our ability to continue to establish direct seller channels and to develop multiple distribution channels, particularly with respect to our web presence services business. To do this we must maintain relationships with Internet access providers and other third parties. Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our Internet infrastructure services or web presence services could harm our business.

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

   Some of our Internet infrastructure services have lengthy sales and implementation cycles.

   We market many of our Internet infrastructure services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our Internet infrastructure services can be lengthy, potentially lasting from three to six months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

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

   Our Internet infrastructure services depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user's private key and that it is not stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as "factoring." This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method be developed, the security of encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing Internet infrastructure services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful decoding of some types of cryptographic messages and of the potential misappropriation of private keys. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

   Our international operations are subject to certain risks.

   Revenues from international subsidiaries and affiliates accounted for approximately 27% of our revenues in the full year of 1999 and 10% of our revenues in the third quarter of 2000. We intend to expand our international operations and international sales and marketing activities. For example, with our acquisition of THAWTE we have additional operations in South Africa and with our acquisition of Network Solutions we have additional operations in Asia and Europe. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet infrastructure trust services and web presence services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

  . seasonal reductions in business activity; and

  . potentially adverse tax consequences.

   We have licensed to international affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet infrastructure services. The VeriSign Processing Center platform provides an affiliate with the knowledge and technology to offer Internet infrastructure services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market's perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. For further information, please see "--System interruptions and security breaches could harm our business."

   All of our international revenues from sources other than VeriSign Japan are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations.

   Our Internet infrastructure services could be affected by government regulation.

   Exports of software products utilizing encryption technology are generally restricted by the United States and various non-United States governments. Although we have obtained approval to export our Global Server digital certificate service, and none of our other Internet infrastructure services are currently subject to export controls under United States law, the list of products and countries for which export approval is required could be revised in the future to include more digital certificate products and related services. If we do not obtain required approvals we may not be able to sell specific Internet infrastructure services in international markets. There are currently no federal laws or regulations that specifically control certificate authorities, but a limited number of states have enacted legislation or regulations with respect to certificate authorities. If the market for digital certificates grows, the United States federal or state or non-United States governments may choose to enact further regulations governing certificate authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could harm our business.

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

   The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of our Internet infrastructure services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

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

   VeriSign is party to legal proceedings that could have a negative financial impact on it.

   We are involved in a number of legal proceedings. We cannot reasonably estimate the potential impact of any of these proceedings. An adverse determination in these cases or any other of these proceedings, however, could harm our business. Legal proceedings in which we are involved are expensive and divert the attention of our personnel.

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

   The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our common stock. Recently, the market price of our common stock, like that of many Internet-related companies, has experienced significant fluctuations. For instance, between January 1, 1999, and October 31, 2000, the reported last sale price for our split-adjusted common stock ranged from $15.00 per share to $258.50 per share. On October 31, 2000, the reported last sale price of our split-adjusted common stock was $132 per share.

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

Liquidity and Capital Resources

                                               Sept. 30,  December 31,
                                                 2000         1999     Change
                                              ----------- ------------ ------
                                                  (Dollars in thousands)
   Cash, cash equivalents and short-term
    investments.............................. $ 1,091,300   $156,480     597%
   Working capital........................... $   599,278   $140,163     328%
   Stockholders' equity...................... $19,659,902   $298,359   6,489%

   At September 30, 2000, our principal source of liquidity was approximately $1.1 billion of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds. In addition, we hold $243.6 million of long-term equity minority investments and corporate debt securities.

   Net cash provided by operating activities was $151.1 million in the first nine months of 2000 compared to net cash provided by operating activities of $3.5 million in the first nine months of 1999. The increase was primarily due to an overall increase in accounts payable and accrued liabilities and our deferred revenue balance in which we receive payment in advance for many of our products and services.

   Net cash provided by investing activities was $214.6 million in the first nine months of 2000 compared to net cash used of $88.4 million in the first nine months of 1999. In the first nine months of 2000, net cash provided by investing activities was primarily the result of the cash acquired in our acquisitions, partially offset by increased purchases of short and long-term investments, and costs relating to our acquisitions. Capital expenditures for property and equipment totaled $32.1 million in the first nine months of 2000 and $4.3 million in the first nine months of 1999. As of September 30, 2000, we also had commitments under noncancelable operating leases for our facilities for various terms through 2005. During October 2000, the Company entered into three new noncancelable operating leases for facilities with commitment terms through 2011.

   Net cash provided by financing activities was $61.1 million in the first nine months of 2000 resulting primarily from the issuance of common stock for stock option exercises. In the first nine months of 1999, net cash provided by financing activities was $131.5 million, primarily from the sale of additional common stock to the public.

   We believe our existing cash, cash equivalents and short-term investments and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, at some time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms attractive to us, or at all. Failure to raise capital when needed could materially harm our business. If we raise additional funds through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

   The primary objective of VeriSign's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of September 30, 2000, 98% of our non-strategic investments mature in less than one year.

   The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                      Maturing in
                              ----------------------------
                                                    More
                                Six     Six Months  than             Estimated
                               Months     to One     One               Fair
                              or Less      Year     Year     Total     Value
                              --------  ---------- -------  -------- ---------
                                          (Dollars in thousands)
   Included in cash and cash
    equivalents.............  $283,145   $   --    $   --   $283,145 $283,097
   Weighted-average interest
    rate....................      6.90%      --        --

   Included in short-term
    investments.............  $585,732   $ 8,000   $   --   $593,732 $593,751
   Weighted-average interest
    rate....................      7.00%     7.33%      --

   Included in long-term
    investments.............  $ 23,244   $37,820   $15,157  $ 76,221 $ 76,120
   Weighted-average interest
    rate....................      6.14%     6.52%     7.15%

Exchange rate risk

   VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from affiliates other than VeriSign Japan are denominated in United States Dollars and, therefore, are not subject to exchange rate fluctuations.

   Both the revenues and expenses of our majority-owned subsidiary in Japan are denominated in Japanese Yen, and the revenues and expenses of our activities conducted through South Africa are denominated in South African Rand. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States Dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. Our subsidiaries in Sweden and Hong Kong have not had significant operations to date.

   Because of our minimal exposure to foreign currencies, we have not engaged in any hedging transactions to date.

Equity price risk

   We own shares of common stock of certain public companies. We value these investments using the closing fair market value stated in the Wall Street Journal for the last day of each month. These investments are subject to market price volatility. We reflect these investments in our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated other comprehensive income" component of stockholders' equity. As a result of recent market price volatility of our publicly traded investments, we experienced a $23.1 million unrealized loss on these investments during the third quarter of 2000. In addition, we have invested in equity instruments of several privately held companies many of which can still be considered in the startup or development stages. These investments are accounted for under the cost method. We do not hedge against equity price changes.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As of October 31, 2000, Network Solutions, Inc. was a defendant in seventeen active lawsuits involving domain name disputes between trademark owners and domain name holders. Network Solutions is drawn into such disputes, in part, as a result of claims by trademark owners that Network Solutions is legally required, upon request by a trademark owner, to terminate the contractual right between Network Solutions and a domain name holder that registered a domain name, which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in Network Solutions' favor and against Lockheed Corporation, holding that Network Solutions' services do not make Network Solutions liable for contributory infringement to trademark owners. Thus, Network Solutions believes, this type of suit should decline in frequency. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that affects their contractual rights to the domain names in question. Although 82 of these kinds of situations over the past six and a half years have resulted in suits actually naming Network Solutions as a defendant, as of October 31, 2000, no adverse judgment has been rendered and no award of damages has ever been made against Network Solutions. Network Solutions believes that it has meritorious defenses and vigorously defends itself against these claims.

   On January 13, 2000, the Department of Justice Antitrust Division issued a Civil Investigative Demand seeking information and documents concerning the then-pending acquisition by VeriSign of THAWTE. VeriSign provided certain information and documents to the Department of Justice, and closed the THAWTE transaction on February 1, 2000. VeriSign completed its initial response to the Civil Investigative Demand on March 1, 2000, and a supplemental production of documents was completed May 9, 2000. On September 14, 2000, VeriSign was notified that senior officials at the Department of Justice had reviewed a report by the investigatory staff regarding the transaction, and that the Department had concerns about the potential competitive effects of the transaction. Representatives of VeriSign met with and provided additional information to the Department of Justice during October 2000. The Department of Justice ultimately may raise objections to the transaction that would require VeriSign to negotiate a settlement with the Department of Justice to resolve such objections, or to defend against a legal action challenging the transaction. While VeriSign believes the transaction does not violate the antitrust laws, it is possible for there to be a settlement or adverse court ruling that could have an adverse material effect on the Company, and may include the licensing or divestiture of assets acquired in the transaction.

   On March 15, 2000, a group of eight plaintiffs filed suit against the United States Department of Commerce, the National Science Foundation and Network Solutions, Inc. in the United States District Court for the Northern District of California. The case, entitled William Hoefer et al. v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenged the lawfulness of the registration fees that Network Solutions was authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. On June 19, 2000 the plaintiffs filed their first amended complaint, adding two plaintiffs and naming VeriSign as a defendant.

   All of the defendants filed motions to transfer the suit to the Federal District Court in the District of Columbia and the court granted those motions on June 28, 2000. The same attorney who unsuccessfully challenged Network Solutions in a similar action known as Thomas, et al. v. Network Solutions, et al., filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, Section 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C.
Section 9701), the Administrative Procedure Act, the Sherman Act, and the California Unfair Competition Act, Section 17200. The case was docketed with the Federal District Court in the District of Columbia on July 28, 2000 and on August 4, 2000 the plaintiffs dismissed the case. Four days later, the same attorney refiled the same case in the United States District Court for the Eastern District of Virginia. Network Solutions filed a motion to dismiss the case and the plaintiffs responded by filing a First Amended Complaint on September 7, 2000. We now have refiled another Motion to Dismiss. The current versions of the suit does not name VeriSign as a defendant. The suit contains fourteen causes of action against the Appropriations Act (31 U.S.C. Section 9701), the Administrative Procedure Act, the Chief Financial Officer's Act (31 U.S.C.
Section 902), and the Sherman Act. On October 10, 2000, Network Solutions filed its motion to dismiss the case. On October 24, 2000, the National Science Foundation filed a motion to transfer the case back to the Federal District Court in the District of Columbia.

   On June 15, 2000, plaintiff David Moran filed a putative shareholder derivative complaint on behalf of himself and others similarly situated against Charles Stuckey, Jr., James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter III, Robert P. Badavas, and against nominal defendant VeriSign, Inc. The case is captioned Moran v. Stuckey, et.al., No. 1810 NC (Del. Ch. 2000). The complaint alleges, among other things, that the directors of RSA Security mismanaged RSA's business, failed to protect its intellectual property or enforce the terms of its license agreement with VeriSign, and that VeriSign violated the terms of the licensing agreement and competed against RSA. On August 2, 2000, a second shareholder complaint was filed against the Company and the aforementioned directors of RSA Security, Inc. by plaintiff James V. Biglan. That case is captioned Biglan v. Stuckey, et al. Civ. Action No. 18190NC (Del. Ch. 2000). On September 25, 2000 the Court ordered the cases consolidated under the Moran caption and named lead counsel for plaintiffs in this matter. Defendants are to respond to the Complaint no later than December 11, 2000. While VeriSign cannot ascertain the outcome of this matter presently, VeriSign believes that the claims against it are without merit and intends to vigorously defend itself against these claims.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Index to Exhibits

                                                      Incorporated by
                                                         Reference
   Exhibit                                            ----------------  Filed
   Number             Exhibit Description             Form Date Number Herewith
   -------            -------------------             ---- ---- ------ --------
   10.01   Lease between Ellis-Middlefield Business                        X
           Park and VeriSign, Inc. at Building 1
           455 East Middlefield Road dated October
           27, 2000
   10.02   Lease between Ellis-Middlefield Business                        X
           Park and VeriSign, Inc. at Buildings 2
           and 3 487 and 501 East Middlefield Road
           dated October 27, 2000
   10.03   Lease between Ellis-Middlefield Business                        X
           Park and VeriSign, Inc. at Building 4
           575 East Middlefield Road dated October
           27, 2000
   10.04   Lease between Sobrato Development                               X
           Companies #792 and VeriSign, Inc. at
           Building 5 685 East Middlefield Road
           dated October 27, 2000
   27.01   Financial Data Schedule                                         X
           (Available in EDGAR version only)

   (b) Reports on Form 8-K

   The following reports were filed on Form 8-K/A, during the quarter ended September 30, 2000:

  . Amended Current Report on Form 8-K/A dated August 22, 2000 was filed August 22, 2000 pursuant to Item 7--Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERISIGN, INC.

                                                  /s/ Stratton D. Sclavos
Date: November 13, 2000                   By: _________________________________
                                                    Stratton D. Sclavos
                                               President and Chief Executive
                                                Officer (Principal Executive
                                                          Officer)

                                                      /s/ Dana L. Evan
Date: November 13, 2000                   By: _________________________________
                                                        Dana L. Evan
                                                Executive Vice President of
                                               Finance and Administration and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

                             SUMMARY OF TRADEMARKS

   The following trademarks and service marks of VeriSign, Inc., which may be registered in certain jurisdictions, may be referenced in this Form 10-Q:

Trademarks

   Authenticated Payment(TM)
   Authenticated Payment Services(TM)
   Authenticated Payment Solution(TM)
   Commerce Site(TM)
   dot com biz card(TM)
   dot com directory(TM)
   dot com essentials(TM)
   dot com mail(TM)
   dot com people(TM)
   dot com promotions(TM)
   dot com toolkit(TM)
   Global Site(TM)
   ImageCafe(TM)
   idNames(TM)
   Internet Trust Company(TM)
   Network Solutions(R)
   OnSite(R)
   Secure Site(TM)
   SecureIT(TM)
   THAWTE(TM)
   The Sign of Trust on the Internet(R)
   VeriSign(R)
   VeriSign Logo
   VeriSign Service Center(TM)
   VeriSign Processing Center(TM)
   WebPass(R)

Service Marks

   Authentication Services BureauSM
   Digital ID CenterSM
   Digital NotarizationSM ServiceSM
   Electronic Credentials For SMSM
   Global Trust NetworkSM
   GoSecure!SM
   NetSure Protection Plan
   PayFlowSM
   SignioSM
   The Internet Trust CompanySM
   V-CommerceSM
   "V" Checkmark DesignSM
   VeriSign Trust NetworkSM
   WebTrustSM
   WorldtrustSM

   All other brand or product names are trademarks or registered trademarks of their respective holders.

                                    EXHIBITS

   As required under Item 6--Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section is as follows:

   Exhibit
   Number  Exhibit Description
   ------- -------------------
   10.01   Lease between Ellis-Middlefield Business Park and VeriSign, Inc. at
           Building 1 455 East Middlefield Road dated October 27, 2000
   10.02   Lease between Ellis-Middlefield Business Park and VeriSign, Inc. at
           Buildings 2 and 3 487 and 501 East Middlefield Road dated October
           27, 2000
   10.03   Lease between Ellis-Middlefield Business Park and VeriSign, Inc. at
           Building 4 575 East Middlefield Road dated October 27, 2000
   10.04   Lease between Sobrato Development Companies #792 and VeriSign, Inc.
           at Building 5 685 East Middlefield Road dated October 27, 2000
   27.01   Financial Data Schedule (Available in EDGAR version only)