Form 10-K
period 2000-12-31
VERISIGN INC/CA
filed 2001-03-28
CIK 1014473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the year ended December 31, 2000

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

                                                       94-3221585
                Delaware                            (I.R.S. Employer
    (State or other jurisdiction of                Identification No.)
     incorporation or organization)


                                                       94043-1331
1350 Charleston Road, Mountain View, CA                (Zip Code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (650) 961-7500

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

   The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $9,530,149,847

   The number of shares outstanding of the registrant's common stock as of February 28, 2001 was 199,843,773.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----


                                     PART I


Item 1.   Business...............................................................................   3


Item 2.   Properties.............................................................................  29


Item 3.   Legal Proceedings......................................................................  30


Item 4.   Submission of Matters to a Vote of Security Holders....................................  31


Item 4A.  Executive Officers of the Registrant...................................................  32


                                    PART II


Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters...................  34


Item 6.   Selected Financial Data................................................................  35


Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  35


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  45


Item 8.   Financial Statements and Supplementary Data............................................  47


Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...  47


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.....................................  48


Item 11.  Executive Compensation.................................................................  48


Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  48


Item 13.  Certain Relationships and Related Transactions.........................................  48


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................  49


Signatures......................................................................................   53


Summary of Trademarks...........................................................................   54


Financial Statements............................................................................   57


Exhibits........................................................................................   88

                                     PART I

ITEM 1. BUSINESS

Overview

   VeriSign is a leading provider of trusted infrastructure services to website owners, enterprises, electronic commerce service providers and individuals. Our domain name registration, digital certificate, global registry and payment services provide the critical web identity, authentication and transaction infrastructure that online businesses need to establish their web identities and to conduct secure electronic commerce, or e-commerce, and communications. Our services support businesses and consumers from the moment they first establish an Internet presence through the entire lifecycle of e-commerce activities.

   We market our products and services through our direct sales force, our telesales operation, our global affiliate network, resellers, service providers and our websites. Our core authentication service offerings were established as the cornerstone of our business in 1995 with the introduction of website digital certificates.

   Effective January 1, 2001, we organized our company into two customer-focused lines of business. The Mass Markets Division focuses on delivering all of our products and services to small and medium size enterprises, as well as to consumers who wish to establish a presence on the World Wide Web. The Enterprise and Service Provider Division focuses on delivering all of our products and services to larger enterprises and service providers around the world who want to establish and deliver secure Internet-based services to their customers in both business-to-consumer and business-to-business environments.

   VeriSign was incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 1350 Charleston Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500 and our common stock is traded on the Nasdaq National Market under the ticker symbol VRSN. Our primary website is www.verisign.com. The information on our websites is not incorporated by reference into this annual report.

Mass Markets Division

   Our Mass Markets Division provides two general service offerings comprised of Web Presence Services and Business-to-Consumer Payment Services.

  Web Presence Services

   Our Web Presence Services include our domain name registration services, our web server digital certificate services and our other value-added web presence services.

   Domain Name Registration Services. Through our registrar services we register second-level domain names in the .com, .net and .org top-level domains, enabling individuals, companies and organizations to establish a unique identity on the Internet. Our customers apply to register second-level domain names either directly through our web sites and e-mail-based registration templates or indirectly through Internet access providers and others. We accept registrations and re-registrations in one-year increments for periods up to ten years.

   Country Code and Secondary Market Name Services. Through our idNames services, we have continued to expand our domain name registration services to the country code top-level domains. We provide search and registration services for domain names in country code top-level domains around the world.

   Our secondary market domain name service offerings include GreatDomains.com, a leading marketplace to transfer and appraise domain names. Through our GreatDomains.com website, we provide a comprehensive set of related services, including contract generation, escrow, appraisal and trademark registration searches.

   Web Server Digital Certificate Services. Our family of web server certificate services allows organizations to implement and operate secure websites that utilize the Secure Sockets Layer, or "SSL" protocol or the Wireless Transport Layer Security, or "WTLS," protocol to establish their identities to customers and other websites during electronic commerce transactions and communications over wired or wireless IP networks. Without a digital certificate installed on the website server the SSL and WTLS protocols cannot be utilized.

   We currently offer three core versions of our web server digital certificate services and content signing certificates. Each is differentiated by the target application of the server that hosts the digital certificate.

     Secure Site and Secure Site Plus. Secure Site is our standard service offering that enables websites to implement basic SSL security features between their sites and individual end-user browsers. We also offer an upgraded version of this service, called Secure Site Plus, that includes security monitoring, security assessment, site performance monitoring and additional warranty protection.

     Global Site and Global Site Plus. Global Site is an advanced version of Secure Site that incorporates all of the features and functionality of our Secure Site services. In addition, our Global Site Services allow U.S. and international enterprises to offer stronger, 128-bit encrypted, SSL sessions between their websites and end-user browsers from Netscape and Microsoft. We also offer an upgraded version of this service, called Global Site Plus, that includes security monitoring, security assessment, site performance monitoring and additional warranty protection.

     WAP Server Certificates. WAP Server Certificates provide authentication and encryption between wireless web servers and mobile devices utilizing WTLS. Our WAP server certificate service is compatible with many WAP servers including Motorola, Nokia, and Openwave.

     Content Signing Certificates. In addition to our core Web Server Digital Certificate services, we offer content signing certificates. Content Signing digital certificates enable developers, content providers, publishers and vendors to digitally sign their content in order to authenticate the source and provide assurance of the integrity of the content delivered to end-users.

   Other Value-Added Products and Services. We also provide other web identity and web presence value-added products and services through our website, which serves as a one-stop shop for our customers at a very early point in the establishment of their web identities. We offer an expanding set of value-added products and services that can extend our relationship with our customers as we help them maximize the value of their web identities over time. Some of our most popular value-added offerings are:

  . NSI-hosted domain names. Through this service our customers can reserve a domain name for future use and activate it later through our provision of domain name record hosting.

  . ImageCafe. The ImageCafe website creation tool is an automated tool that allows users to build websites efficiently, at an economical price point.

  . dot com biz card. dot com biz card is a one-page website that can be used as a "virtual business card" by domain name registrants to promote their businesses on the Internet.

  . dot com forwarding. dot com forwarding is a service that enables domain name registrants to "point" or forward users from multiple domain names to one website.

  . dot com mail. dot com mail is a portable, personalized e-mail service designed primarily for small businesses. The service allows for individuals and businesses to use their domain names as their e-mail addresses.

   Business-to-Consumer Payment Services. Our Business-to-Consumer Payment Services provide online stores with secure, reliable and affordable credit card, debit card, purchase card, and electronic check processing services. Our business-to-consumer payment services include the following services:

     Payflow Link. Payflow Link is a HyperText Transfer Protocol, or HTTP, based service that enables merchants to connect their consumers through an HTML hyperlink on their existing website to a secure VeriSign-hosted order form and to use it to automate order acceptance, authorization, processing and transaction management.

     Payflow Pro. Payflow Pro is a payment processing service for merchants that enables payment processing through a small SSL transmission control protocol/Internet protocol, or TCP/IP, enabled messaging agent that controls communications between the merchant's application and the Payflow Platform.

     Payflow Fraud Screen. Payflow Fraud Screen is a fraud screening service that works with the Payflow Pro service to provide online merchants with a method to differentiate between legitimate shoppers and fraudulent users in real time. This service uses the technology of HNC Software. Payflow Fraud Screen enables merchants to complete authorization and fraud evaluation of Internet credit card purchases in a single transaction request.

     Commerce Site Services. Commerce Site Services are integrated electronic-commerce services for online merchants and online stores.

Enterprise and Service Provider Division

   The Enterprise and Service Provider Division provides products and services to Fortune 5000 enterprises and service providers who want to establish and deliver secure Internet-based services for their customers in both business-to-consumer and business-to-business environments. Our enterprise services, global registry services, and Internet technology consulting services generally comprise the service offerings of the Enterprise and Service Provider Division.

  Enterprise Services

   Our Enterprise Services includes our traditional public key infrastructure, or "PKI," services for enterprises or members of our affiliate program as well as enterprise naming services, business-to-business payment services and services for emerging markets, such as wireless and broadband. The group's product and service offerings include:

   Enterprise PKI Services. Our Enterprise PKI services are sold under the VeriSign OnSite and VeriSign Go Secure! brands, and are tailored to meet the specific needs of enterprises that wish to issue digital certificates to employees, customers, citizens or trading partners.

     OnSite Services. VeriSign OnSite is a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for its user communities. OnSite can be used by our customers to provide digital certificates for a variety of applications, including: controlling access to sensitive data and account information, enabling digitally-signed e-mail, encryption of e-mail, or SSL sessions. Our Onsite services can help customers create an online electronic trading community, manage supply chain interaction or facilitate and protect online credit card transactions.

     Go Secure! Services. VeriSign Go Secure! Services are a set of managed application services that enable enterprises to quickly build digital certificate-based security into their transaction and communication applications. Go Secure! services are similar in functionality to our OnSite Services and are designed to incorporate digital certificates into existing e-mail, browsing applications, directory and virtual private network devices.

   To expand and complement our Enterprise PKI services, we provide a professional services group that includes experts in digital certificate architecture and application integration. Our professional services group provides a variety of design, development and implementation services. These services include integrating with existing applications and databases, consulting on policies and procedures related to the management and deployment of digital certificates, training classes on the latest developments in security technology and selecting the necessary software and hardware to complement a digital certificate solution.

   VeriSign Affiliate PKI Services. VeriSign Affiliate PKI Services are targeted at a wide variety of organizations that provide large-scale electronic commerce and communications services over wired and wireless IP networks. We designate these types of organizations as "VeriSign Affiliates" and provide them with a combination of technology, support and marketing services to facilitate their initial deployment and on-going delivery of digital certificate services.

   VeriSign Affiliate PKI Services are delivered through either our VeriSign Service Center or VeriSign Processing Center offerings. Both offerings are based on our WorldTrust software platform and enable a licensed VeriSign Affiliate to offer one or more types of digital certificate services.

     VeriSign Service Center. The VeriSign Service Center provides a VeriSign Affiliate with all of the capabilities needed to perform subscriber enrollment and authentication, digital certificate application approval, directory hosting, customer support, billing integration and report generation from within their facilities or act as an outsource provider of OnSite services, while leveraging VeriSign's secure data centers for back-end processing.

     VeriSign Processing Center. The VeriSign Processing Center provides a VeriSign Affiliate with all of the capabilities of the Service Center plus the WorldTrust modules required to perform all certificate life cycle services of issuance, management, revocation and renewal from within its own secure data center.

   We also provide each VeriSign Affiliate with the appropriate business readiness services to facilitate the efficient and timely rollout of their digital certificate offerings. These readiness services may include Service Center or Processing Center installation and integration services, facility and network design consulting, technical and customer support documentation and training, sales and marketing support, operating practice templates and local market customization. VeriSign Affiliates that agree to conform to certain standards are also offered membership in the VeriSign Trust Network, a global network of digital certificate service providers that operate with common technology, infrastructure and practices to enable digital certificate interoperability on a worldwide basis.

   Enterprise Naming Services. Our enterprise naming services are the same as our idNames services discussed in "Mass Markets Division--Country Code and Secondary Market Name Services" above. In addition, we provide a confidential domain name reservation service, a domain name modification assistance service and a multi-year domain name maintenance program for registrants that have registered second-level domain names in the .com, .net and .org top level domains and in many of the available country code top level domains.

   Business-to-Business Payment Services. Our business-to-business payment services are similar to those offered as business-to-consumer payment services discussed in "Mass Markets Division--Business-to-Consumer Payment Services" above. The services include Payflow Link, Payflow Pro, Payflow Fraud Screen and Commerce Site Services.

   Emerging Market Services. Emerging market services include services to provide authentication, payment and validation in wireless and broadband modes. These services are designed to allow users, carriers and content providers to be confident that they can reliably identify each other before engaging in a transaction, that payment information is secure and that digital transaction records are readily accessible.

   Our end-to-end Wireless Trust Services platform allows wireless carriers and service providers to offer individuals and businesses the authentication, secure payment and validation capabilities they require to engage in wireless transactions with confidence. Through the use of our platform, wireless carriers are able to provide a secure mobile commerce environment for conducting authenticated logon, digitally signed transactions, digital payments, profile management, digital notarization and digital receipting through a broad array of handheld devices and applications.

  Global Registry Services

   Domain Name Registry Services. We are the exclusive registry of domain names within the .com, .net and .org global top-level domains under agreements with ICANN and the Department of Commerce, or "DOC." As a registry, we maintain the master directory of all second level domain names in the .com, .net and .org top-level domains. We own and maintain the shared registration system that allows all registrars, including our own, to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names.

   As part of our domain name registry services, we operate twelve global top-level domain name servers that answer domain name lookups in the .com, .net, and .org zones. These name servers provide the associated Internet protocol address for every .com, .net, or .org domain name on the Internet, resulting in over 2.5 billion responses per day. These name servers are located around the world, providing local domain name service throughout North America, in Europe, and in Asia. Each server facility is a carefully controlled and monitored environment, with the latest in security and system maintenance technology. This network of name servers is one of the cornerstones of the Internet's infrastructure.

   Through an outsourcing agreement with the operator of the .tv top-level domain, we also provide domain name registry services for the .tv country code. Under this agreement, we provide registry infrastructure support that includes the use of our proprietary shared registry system for registrars of .tv.

   We also offer a comprehensive suite of managed domain name system, or DNS, services and tools that fortify and simplify DNS management. The first such offering, Secondary Name Server Hosting, is an outsourced DNS solution for companies faced with the considerable time, expense, and risk of building and operating an extensive DNS infrastructure. A company's DNS information is hosted on secondary name servers co-located at our domain name server sites, taking the load off the company's primary name server, improving DNS availability and geographical distribution.

   Other Global Registry Services. We recently expanded our service offering to include non-domain name registration related applications. In December 2000, we announced the opening of the trial project for testing services and applications using the technology that transforms e.164 numbers to domain name system names, otherwise known as ENUM. The ENUM standard uses the Internet's domain name system to map telephone numbers to service addresses. In February, 2001, we announced the availability of an online number registration system for use by ComoreTel's new Global 269 toll-free telephone service. The registration system was developed and will be operated by us and enables subscribers to reserve, set up and manage their chosen Global 269 toll-free numbers.

  Internet Technology Consulting Services

   We also deliver Internet technology consulting services to some of the world's leading businesses that are utilizing Internet technologies for their internal enterprise networks, or intranets. Customers are offered a life cycle approach to their professional services needs. Our consulting services are comprised of seven general practice areas that support a wide range of network infrastructure and E-Business service needs that include strategic consulting, design and architecture, implementation, training, and in the future, managed services. Our consulting services provide a full range of information technology consulting services including: (i) IT Business Services; (ii) Internet Infrastructure--design and build the infrastructure to support Internet initiatives;

(iii) E-Business Solutions--develop web presence and interactive personalization to support various user communities; (iv) Enterprise Management--optimize platforms, applications and databases through monitoring/network management; (v) Network Engineering--tune your network to meet performance demands; (vi) IP Services--manage protocols to enable multiple networks to communicate; and (vii) Security--safeguard operations from unwanted intruders.

Operations Infrastructure

   Our operations infrastructure consists of secure data centers in Mountain View, California, Herndon, Virginia and Kawasaki, Japan. Our international affiliates also operate secure data centers in their geographic areas. These centers operate on a 24-hour, 7 days per week basis and support all aspects of our Internet-based trust services. By leveraging our WorldTrust platform, we can distribute certain functionality of our secure data centers in optimum configurations based on customer requirements for availability and capacity.

   As part of our domain name registry services, we create operate twelve global top-level domain name servers that answer domain name lookups in the
 .com, .net, and .org zones. These name servers provide the associated Internet protocol address for every .com, .net, or .org domain name on the Internet, resulting in over 2.5 billion responses per day. These name servers are located around the world, providing local domain name service throughout North America, in Europe, and in Asia. Each server facility is a carefully controlled and monitored environment, with the latest in security and system maintenance technology. This network of name servers is one of the cornerstones of the Internet's infrastructure.

Key features of our operations infrastructure include:

     Distributed Servers. We deploy a large number of high-speed servers to support capacity and availability demands. The WorldTrust platform provides automatic fail-over, load balancing and threshold monitoring on critical servers.

     Advanced Telecommunications. We deploy and maintain redundant telecommunications and routing hardware and maintain high-speed connections to multiple Internet service providers, or ISPs and throughout our internal network to ensure that our mission critical services are readily accessible to customers at all times.

     Network Security. We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between the WorldTrust platform modules that we believe can prevent most known forms of electronic attacks. In addition, we employ the latest network security technologies including firewalls and intrusion detection software, and contract with security consultants who perform periodic attacks and security risk assessments.

     Call Center and Help Desk. We provide a wide range of customer support services through phone-based call centers, e-mail help desks and web-based self-help systems. Our California based call center is staffed from 5 a.m. to 6 p.m. PST and employs an automated call directory system to support our Enterprise and Service Provider Division service offerings. Our Virginia based call centers are staffed 24 hours, 7 days a week to support our Mass Markets Division and Global Registry Services service offerings. All call centers also have web-based support services which are available on a 24-hour, 7 days per week basis, utilizing customized auto response systems to provide self-help recommendations and a staff of trained customer support agents.

     Disaster Recovery Plans. Although we believe our operations facilities are highly resistant to systems failure and sabotage, we have developed a disaster recovery and contingency operation plan. We also have an agreement with Comdisco Corporation to provide replication of customer data, facilities and systems at another site so that all of our services can be re-instated within 24 hours of a failure. In addition, all of our digital certificate services are linked to advanced storage systems that provide data protection through techniques such as mirroring and replication. We also contract for a back-up facility to a third party's secure facility in California to provide redundancy and enhanced reliability for our Internet root zone administration. Additionally, the Registry has a disaster recovery program with IBM.

Marketing, Sales and Distribution

   We market our services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value-added resellers, systems integrators and our international affiliates. A significant portion of our revenues to date have been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels.

   Our direct sales and marketing organization at December 31, 2000 consisted of approximately 500 individuals, including managers, sales representatives and technical support personnel. We have field sales offices globally providing coverage throughout the world. Additionally, our sales are currently being made through multiple channels including wholesale and retail distributors, resellers and direct sales throughout the world.

   We continue to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. The VeriSign Trust Network now consists of approximately 35 organizations including Arabtrust in the Middle East, British Telecommunications plc in the United Kingdom, Canadian Imperial Bank of Commerce of Canada, CertiSur of Argentina, Certplus of France, eSign of Australia, HiTrust of Taiwan, KPN Telecom of The Netherlands, Roccade of The Netherlands, the South African Certification Agency in South Africa, and Telia in Sweden. These international service providers utilize common technology, operating practices and infrastructure to deliver interoperable trust services for a specific geographic region or vertical market.

   The VeriSign customer base is not concentrated in any particular industry and in each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales.

Research and Development

   As of December 31, 2000, VeriSign had 228 employees dedicated to research and development. Research and development expenses were $41.3 million in 2000, $13.3 million in 1999 and $8.4 million in 1998. To date, all development costs have been expensed as incurred. We believe that timely development of new and enhanced Internet-based trust services and technology are necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and to make additional investments in research and development.

   We believe that our future success will depend in large part on our ability to continue to maintain and enhance our current technologies, Internet-based trust services and registration services. To this end, we leverage the modular nature of our WorldTrust platform to enable us to develop enhancements rapidly and to deliver complementary new Internet-based trust services. In the past, we have developed Internet-based trust services both independently and through efforts with leading application developers and major customers. We have also, in certain circumstances, acquired or licensed technology from third parties, including public key cryptography technology from RSA. Although we will continue to work closely with developers and major customers in our development efforts, we expect that most of our future enhancements to existing services and new Internet-based trust services will be developed internally.

   The markets for Internet-based trust services and web identity services are emerging markets characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these markets and their rapid evolution will require that we continually improve the performance, features and reliability of our Internet-based trust services and web identity services, particularly in response to competitive offerings and that we introduce both new and enhanced Internet-based trust services and web identity services as quickly as possible and prior to our competitors.

Competition

   Competition in Internet Trust Services. Our Internet-based trust services are targeted at the new and rapidly evolving market for trusted services, including authentication, validation and payment, that enable secure electronic commerce and communications over wired and wireless IP networks. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

   Our principal competitors generally fall within one of three categories: (1) companies such as Baltimore Technologies, Certicom Corp., Diversinet Corp. and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Zions Bancorporation) that primarily offer digital certificate and certificate authority or "CA" related services; and (3) companies focused on providing a bundled offering of products and services such as GTE CyberTrust (recently acquired by Baltimore Technologies) and IBM (working jointly with Equifax). We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce such products. Additional companies could offer digital certificate solutions that are competitive with ours.

   In addition, browser companies that embed our interface technologies or otherwise feature us as a provider of digital certificate products and services in their web browsers or on their websites could also promote our competitors or charge us substantial fees for promotions in the future. New technologies and the expansion of existing technologies may increase the competitive pressures on us. We can not assure you that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our Internet-based trust services or technologies noncompetitive or obsolete. In addition, the market for digital certificates is emerging and is characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors and competitive pressures that we face could materially harm our business.

   In connection with our first round of financing, RSA contributed certain technology to us and entered into a non-competition agreement with us under which RSA agreed that it would not compete with our CA business for a period of five years. This non-competition agreement expired in April 2000. We believe that, because RSA, which is now a wholly-owned subsidiary of RSA Security, has already developed expertise in the area of cryptography, its barriers to entry would be lower than those that would be encountered by our other potential competitors should RSA choose to enter any of our markets. If RSA were to enter into the digital certificate market, our business could be materially harmed.

   Competition in Web Presence Services. We currently face competition among registrars within a single top level domain like .com, and in the future face competition among registrars within all new top level domains. As of February 28, 2001, there were over 140 ICANN-accredited registrars, including us, America Online, BulkRegister.com, CORE or "Council of Internet Registrars," Deutsche Telekom, France Telecom/Transpac, iDirections, Internet Domain Registars, interQ Incorporated, Melbourne IT, NameSecure.com, NetBenefit, PSINet, Register.com, Tucows.com, Inc., Talk.com and Verio. As of February 28, 2001, our shared registration system was being used by 77 accredited registrars, in addition to us, in the .com, .net and .org top level domains to register second level domain names. We also face competition from third level domain name providers such as Internet access providers and registrars of top level domains other than those top level domains for which we act as exclusive registry. Although we currently act as the exclusive registry for second level domain names within the .com, .net and .org top level domains, we face competition from registries of country code top level domains and from new top level domains.

   The process to introduce new top level domains is currently in progress. On November 16, 2000, ICANN announced its selections for registry operators for seven new top level domains. The applicants selected for further negotiation are the following:

     . .aero--Societe Internationale de Telecommunications Aeronautiques SC;

     . .biz--JVTeam, LLC;

     . .coop--National Cooperative Business Association;

     . .info--Afilias, LLC;

     . .museum--Museum Domain Management Association;

     . .name--Global Name Registry, Ltd; and

     . .pro--RegistryPro, Ltd.

   As a result, we could have additional competition.

   Competition in Internet Technology Consulting Services. Companies with Internet expertise are current or potential competitors to our Internet technology services. These companies include systems integrators and consulting firms, such as Accenture, formerly Andersen Consulting, IBM Global Services and Lucent NetCare. We also compete with some companies that have developed products that automate the management of Internet protocol addresses and name maps throughout enterprise-wide intranets, and with companies with internally-developed systems integration efforts.

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

Industry Regulation

   Export. Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. Although we have obtained U.S. government approval to export our Global Server digital certificates and none of our other Internet-based trust services are currently subject to export controls under U.S. law, the list of products and countries for which export approval is required could be revised in the future to include more digital certificate products and related services and more countries. If we do not obtain required approvals we may not be able to sell certain Internet-based trust services in international markets.

   Internet Commerce. There are currently no federal laws or regulations that specifically control certification authorities, or CAs, but a limited number of states have enacted legislation or regulations with respect to CAs. If the market for digital certificates grows, the U.S. federal or state or foreign governments may choose to enact further regulations governing CAs or other providers of digital certificate products and related services. Regulations or the costs of complying with these regulations could harm our business.

   Many companies conducting electronic commerce over IP networks do not collect sales or other similar taxes with respect to shipments of goods into other states or foreign countries or with respect to other transactions conducted between parties in different states or countries. It is possible that the U.S. federal or state or foreign governments may seek to impose sales taxes on companies that engage in electronic commerce over IP networks. In the event that government bodies succeed in imposing sales or other taxes on electronic commerce, the growth of the use of IP networks for electronic commerce could slow substantially, which could materially harm our business.

   Due to the increasing popularity of IP networks, it is possible that domestic or foreign laws and regulations may be enacted covering issues such as user privacy, information handling practices, consumer protection, and the pricing, content and quality of products and services. The increased attention focused upon these issues as a result of the adoption of other laws or regulations may reduce the rate of growth of IP networks, which in turn could result in decreased demand for our Internet-based trust services or could otherwise materially harm our business.

   Domain Name Registration. The cooperative agreement, which Network Solutions entered into with the National Science Foundation in December 1992, provided that we would perform Internet domain name registration services for the top level domains .com, .net, .org, .edu and .gov . These registration services included the initial two-year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. The cooperative agreement became effective January 1, 1993. Effective September 9, 1998, the Department of Commerce took over the administration of the cooperative agreement from the National Science Foundation.

   With the onset of increased commercial growth of the Internet, the U.S. Government initiated activity directed at increased privatization of the policy-making and central administration of the Internet. Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the Department of Commerce. On June 10, 1998, the Department of Commerce published in the Federal Register a plan referred to as the Statement of Policy, calling for increased competition and the formation of a corporation to assume certain responsibilities relating to the domain name system.

   The process initiated by the Statement of Policy resulted in the entry by the U.S. Government into a Memorandum of Understanding, or MOU, with ICANN, a U.S.-based private not-for-profit corporation with an international board of directors. The U.S. Government has recognized ICANN as the corporation described in amendment 11 to our December 1992 cooperative agreement, in the performance of ICANN's obligations under the MOU, and until such time as the MOU is terminated.

   Currently, the technical structure of the Internet only permits one registry for each top-level domain. A registrar acts as the interface between the registry and the end-user domain name registrants. Registrars submit to the registry certain limited information for each of their customers that has a second-level domain name in a given top level domain. A registrar can provide value-added products and services in addition to its basic registration service. Numerous registrars are able to operate within each top-level domain. We currently are the exclusive registry in the .com, .net and .org top-level domains and the leading registrar in those domains.

   On November 10, 1999, a series of wide-ranging agreements were entered into. These agreements include the following:

  . a registry agreement between us and ICANN under which we will continue to act as the exclusive registry for the .com, .net and .org top level domains for at least four years from that date;

  . a revised registrar accreditation agreement between ICANN and all registrars registering names in the .com, .net and .org domains;

  . a revised registrar license and agreement between us as registry and all registrars registering names in the .com, .net and .org domains using our proprietary shared registration system;

  .  an amendment to the cooperative agreement; and

  .  an amendment to the MOU.

   Under these agreements we have: (i) recognized ICANN as the not-for-profit corporation described in amendment 11 to the cooperative agreement, (ii) become an ICANN-accredited registrar and (iii) agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. These agreements provide that we will be an accredited registrar through November 9, 2004 with a right to renew indefinitely in accordance with the agreement.

   We have implemented modifications to the shared registration system that enable a registrar to (a) accept registrations and re-registrations in one-year increments and (b) add one year to a registrant's registration period upon transfer of a registration from one registrar to another. The unexpired term of any registration may not exceed ten years. We are contractually obligated to provide equivalent access to the shared registration system to all ICANN-accredited registrars and to ensure that the revenues and assets of the registry are not utilized to advantage our registrar to the detriment of other registrars. We have agreed to and implemented an organizational conflict of interest compliance plan that includes organizational, physical and procedural safeguards in connection with these obligations.

   The term of the registry agreement extends until November 9, 2003, except that in the event that we complete the legal separation of the ownership of our registry business from our registrar business by divesting all the assets and operations of one of those businesses by May 9, 2001 to an unaffiliated third party that enters an agreement enforceable by ICANN and the Department of Commerce (1) not to be both a registry and a registrar in the .com, .net and
 .org top-level domains and (2) not to control, own or have as an affiliate any individual(s) or entity(ies) that, collectively, act as both a registry and a registrar in the .com, .net and .org top-level domains, the term will be extended for an additional four years, resulting in a total term of eight years. For the purposes of this provision, "unaffiliated third party" means any entity in which we (including our successors and assignees, subsidiaries and divisions, and their respective directors, officers, employees, agents and representatives) do not have majority equity ownership or the ability to exercise managerial or operational control, either directly or indirectly through one or more intermediaries. "Control," as used in this provision, means any of the following: (1) ownership, directly or indirectly, or other interest entitling us to exercise in the aggregate 25% or more of the voting power of an entity; (2) the power, directly or indirectly, to elect 25% or more of the board of directors (or equivalent governing body) of an entity; or (3) the ability, directly or indirectly, to direct or cause the direction of the management, operations, or policies of an entity. Department of Commerce approval would be required for the transfer of our registry operations and for the designation of a successor registry by ICANN. Upon expiration of the agreement, ICANN will conduct a process for selecting a successor registry, in which case we may compete on an equal basis. If, during the term of the agreement, we fail to remedy any breach by us of the agreement, we may be terminated as the registry for the .com, .net and .org top level domains.

   ICANN is contractually obligated to the registry and to all accredited registrars to comply with specified procedural requirements governing the exercise of its authority. The agreements also explicitly define the subjects within the scope of ICANN's authority with respect to both the registry and registrars. ICANN's authority to set policy for the registry may be terminated if (a) ICANN breaches the registry agreement and fails to remedy that breach;
(b) the Department of Commerce withdraws its recognition of ICANN; or (c) the Department of Commerce concludes that ICANN has not made sufficient progress towards entering into agreements with other registries and we are competitively disadvantaged. In the event ICANN's authority is terminated, the Department of Commerce will assume the policy-setting function for registry services for the
 .com, .net and .org top level domains.

   We have agreed to pay annual fees to ICANN as set by ICANN at levels currently not to exceed $2 million for our registrar and $250,000 for our registry. We have agreed to provide to the Department of Commerce control over the content and use of the internic.net website, subject to transition arrangements set forth in the agreements.

   All accredited registrars are obligated to provide query-based access to registration data and are barred from placing conditions upon any legal use of that data, except to prohibit use of the data to enable the transmission of mass unsolicited commercial solicitations via e-mail (spam) or to enable high volume, automated electronic processes that apply to the registrar (or its systems). In addition, all accredited registrars are required to provide third-party bulk access to registration data (subject to the restrictions described above) for an annual fee not to exceed $10,000. This obligation would remain in effect until replaced by a different policy adopted by ICANN or a finding by the Department of Commerce that no individual or entity is able to exercise market power with respect to data used for development of third-party value-added products and services.

   On October 24, 1999, ICANN adopted the Uniform Domain Name Dispute Resolution Policy, commonly known as the dispute policy, and accompanying rules of procedure required to be used by all accredited registrars in the .com, .net and .org top level domains. We implemented this policy on January 1, 2000. Registrars do not participate in the administration or conduct of any proceeding brought under the dispute policy. Each registrant agrees in its contract with a registrar to be bound by the terms and conditions found in the dispute policy. If a complaint is brought by a trademark owner under the dispute policy and the trademark owner prevails, the registrar is required under the dispute policy to implement the decision within ten days after being notified of a decision. The registrant can suspend implementation of the decision by filing suit against the trademark owner within that ten-day period.

   On November 29, 1999, the Anticybersquatting Consumer Protection Act was signed into law by the President, making it illegal under certain circumstances for persons to register domain names which conflict with personal names or trademarks. The remedies under this Act are forfeiture, cancellation, and transfer of the domain name registration to the trademark owner or the individual. Except in cases of bad faith, reckless disregard or willful failure to comply with a court order, the registry and registrar are not liable for injunctive or monetary relief as long as the registry and registrar comply with the procedural requirements of the statute.

Intellectual Property

   We rely primarily on a combination of copyrights, trademarks, service marks, trade secret laws, restrictions on disclosure and other methods to protect our intellectual property and trade secrets. We also enter into confidentiality agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, we cannot assure you others will not independently develop substantially equivalent intellectual property. We cannot assure you that the precautions we take will prevent misappropriation or infringement of our technology. We have also filed over twenty-five applications for patents with respect to certain of our technology. However, the U.S. Patent and Trademark Office may not award any patents with respect to these applications. Even if patents are issued, they may not provide us with any competitive advantage or adequately protect this technology from infringement or prevent others from claiming our technology infringes that of third parties. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S.

   We have obtained federal trademark protection of a few of our marks, including VeriSign, Network Solutions, Network Solutions' globe and gear design and we have common law trademark rights in the U.S. and abroad in many other proprietary names.

   With regard to our Internet trust services, we also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA and other technology that is used in our Internet-based trust services to perform key functions. In particular, RSA has granted us a perpetual, royalty free, nonexclusive, worldwide license to distribute Internet-based trust services we develop that contain or incorporate the RSA BSAFE and TIPEM products and that relate to digital certificate-issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, software for customers to preview and forward digital certificate requests to us, or such other services that, in

RSA's reasonable discretion, are reasonably necessary for the implementation of a digital certificate business. Our agreement with RSA also requires RSA to provide us maintenance and technical support for these services. RSA's BSAFE product is a software tool kit that allows for the integration of encryption and authentication features into software applications. TIPEM is a secure e-mail development tool kit that allows for secure e-mail messages to be sent using one vendor's e-mail product and read by another vendor's e-mail product. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of any of these technologies could materially harm our business. Moreover, in many of our current license agreements, the licensor has agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. Although these licenses are fully paid, we cannot assure you that the outcome of any litigation between the licensor and a third party or between us and a third party will not lead to obligations for us to pay royalties for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms or at all. In the future, we may seek to license additional technology to incorporate in our Internet-based trust services. Third party technology licenses that we may need to obtain in the future may not be available to us on commercially reasonable terms or at all.

   With regard to our domain name registration services, our principal intellectual property consists of, and our success is dependent upon, our proprietary software used in our registration service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registration services and Internet-based products and services businesses. We own our proprietary shared registration system through which competing registrars, including our registrar, submit .com, .net and .org second-level domain name registrations. Some of the software and protocols we use in our registration services are in the public domain or are otherwise available to our competitors. We also have compiled a database of information relating to customers in our registration business. While a portion of this database is available to the public in the form of a directory service, we believe that we have certain ownership rights in this database, and we intend to protect these rights.

   From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the release of new Internet-based trust services or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be materially harmed.

Employees

   As of December 31, 2000, we had 2,291 full-time employees. Of the total, 1,017 were employed in operations, 492 in sales and marketing, 228 in research and development and 554 in finance and administration, including information services personnel. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, none of whom is bound by an employment agreement. Competition for qualified personnel in our industry and in some of our geographical locations, such as the San Francisco Bay Area, is intense, particularly in software development and product management personnel.

Acquisitions and Investments

   During 2000, we acquired several companies that expanded and enhanced our product and service offerings and expanded our marketing reach. In February 2000, we acquired THAWTE Consulting (Pty) Ltd., a privately held South African company that provides digital certificates to website owners and software developers. Also in February 2000, we acquired Signio, Inc., a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet.

   In June 2000, we acquired Network Solutions, Inc., a publicly traded company that provides Internet domain name registration and global registry services for aggregate consideration of approximately $19.6 billion. Network Solutions expanded VeriSign's product and service offerings through the addition of the leading domain name registrar and the exclusive registry of domain names within the .com, .net and .org global top-level domain names. The acquisition of Network Solutions is a key component of VeriSign's vision of expanding our service offerings for the Internet infrastructure.

   In October 2000, we acquired GreatDomains.com, Inc., a privately held company that provides services in the secondary domain name market for domain name registrants that wish to transfer their domain name registration to another party. We also acquired several other smaller companies in 2000 that added new technology, new products and services or new distribution channels.

   In 2000, we also made minority investments in several companies that build technology or provide products and services that are complementary to our products and services.

Segment Information

   Segment information is set forth in Note 10 of the Notes to Consolidated Financial Statements referred to in Item 8(a) below and is incorporated herein by reference.

                                  RISK FACTORS

   In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.

We have a limited operating history under our current business structure.

   We were incorporated in April 1995, and we began introducing our trusted infrastructure services in June 1995. In addition, we have completed several large acquisitions in 2000, including the acquisition of Network Solutions. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets and for companies integrating many businesses. Our success will depend on many factors, including, but not limited to, the following:

  . the successful integration of the acquired companies;

  . the rate and timing of the growth and use of internet protocol, or IP, networks for electronic commerce and communications;

  . the extent to which digital certificates and domain names are used for these communications or e-commerce;

  . the continued growth in the number of web sites;

  . the growth in demand for our payment services;

  . the continued evolution of electronic commerce as a viable means of conducting business;

  . the demand for our Internet infrastructure services, digital certificates and web presence services;

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

  . successfully introduce new Internet infrastructure services and web presence services; and

  . successfully introduce enhancements to our existing Internet infrastructure services, digital certificates and web presence services to address new technologies and standards and changing market conditions.

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

  . privacy concerns, including the potential for third parties obtaining personally identifiable information about users to disclose or sell data without notice to or the consent of such users;

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

Our near-term success depends, in part, on the growth of the web presence services business.

   We may not be able to sustain the revenue growth we have experienced in recent periods. In addition, past revenue growth may not be indicative of future operating results. If we do not successfully maintain our current position as a leading provider of domain name registration services or continue to develop or market additional value-added web presence products and services, our business could be harmed.

   Our web presence services will account for a significant portion of our revenue in at least the near term. Our future success will depend largely on:

  . continued new domain name registrations;

  . re-registration rates of our customers;

  . our ability to maintain our current position as a leading registrar of domain names;

  . the successful development, introduction and market acceptance of new web presence services that address the demands of Internet users;

  . our ability to provide robust domain name registration systems; and

  . our ability to provide a superior customer service infrastructure for our web presence services.

Issues arising from implementing agreements with ICANN and the Department of Commerce could harm our registration and other businesses.

   The Department of Commerce has adopted a plan for a phased transition of the Department of Commerce's responsibilities for the domain name system to ICANN. We face risks from this transition, including the following:

  . ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are inconsistent with our current or future plans;

  . the Department of Commerce or ICANN could terminate our agreements to be the registry or a registrar in the .com, .net and .org top-level domains if they find that we are in violation of our agreements with them;

  . if we do not separate ownership of our registry and registrar by May 2001 in accordance with the registry agreement, the term of the registry agreement will expire in November 2003 and we may not be chosen as the successor registry;

  . if we divest our registrar business in order to receive an extension of the registry agreement to November 2007, we may not be able to sustain the revenue growth we have experienced in recent periods;

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

  . ICANN has approved new top-level domains and we may not be permitted to act as a registrar with respect to those top-level domains;

  . the U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

  . our registry business could face legal or other challenges resulting from the activities of registrars.

Challenges to ongoing privatization of Internet administration could harm our web presence services business.

   Risks we face from challenges by third parties, including other domestic and foreign governmental authorities, to our role in the ongoing privatization of the Internet include:

  . legal, regulatory or other challenges, including challenges to the agreements governing our relationship with, or to the legal authority underlying the roles and actions of, the Department of Commerce, ICANN or us, could be brought;

  . Congress has held several hearings in which various issues about the domain name system and ICANN's practices have been raised and Congress could take action that is unfavorable to us;

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

  . volume of domain name registrations through our web presence services business and our Global Registry Service business;

  . customer renewal rates for our Internet infrastructure services and web presence services;

  . competition in the web presence services business from competing registrars and registries;

  . the introduction of additional alternative Internet naming systems;

  . the timing of releases of new versions of Internet browsers or other third-party software products and networking equipment that include our digital certificate service interface technology;

  . the mix of all our offered services sold during a quarter;

  . our success in marketing other Internet infrastructure services and web presence value-added services to our existing customers and to new customers;

  . continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

  . market acceptance of our Internet infrastructure services and new service offerings or our competitors' products and services;

  . a decrease in the level of spending for IT related products and services by enterprise customers;

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

   In addition, we expect a significant increase in our operating expenses as we:

  . amortize goodwill and other intangible assets from our acquisitions;

  . increase our sales and marketing operations and activities; and

  . continue to update our systems and infrastructure.

   If the increase in our expenses is not accompanied by a corresponding increase in our revenues, our operating results will suffer, particularly as revenues from many of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them, unlike our sales and marketing expenditures, which are expensed in full when incurred.

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

We face significant competition.

   We anticipate that the market for services that enable trusted and secure electronic commerce and communications over IP networks will remain intensely competitive. We compete with larger and smaller companies that provide products and services that are similar to some aspects of our Internet infrastructure services. Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our trust services. We expect that competition will increase in the near term, and that our primary long-term competitors may not yet have entered the market.

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

   The introduction of additional competition into the web presence services business could harm our business. See Business-Competition.

   The recent agreements among ICANN, the Department of Commerce, us and other registrars permit flexibility in pricing for and term of registrations. Our revenues, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms resulting from increased competition. Some registrars and resellers in the .com, .net and .org top-level domains are already charging lower prices for web presence services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

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

   We depend on the uninterrupted operation of our various domain name registration systems, domain name zone servers, domain name root servers, secure data centers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, and Herndon, Virginia. Though we have back-up power resources, our California locations are susceptible to recent electric power shortages. All of our web presence services systems, including those used in our domain name registry and registrar business are located at our Herndon, Virginia facilities. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. In addition, our ability to issue digital certificates and register domain names depends on the efficient operation of the Internet connections from customers to our secure data centers and our various registration systems as well as from customers to our registrar and from our registrar and other registrars to the shared registration system.

   These connections depend upon efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could decrease customer satisfaction.

   A failure in the operation of our various registration systems our domain name zone servers, the domain name root servers or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. The inability of our registrar systems, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

   We retain certain confidential customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our domain name registration operations also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption and potentially on such maintenance and protection by other registrars in the shared registration system. The root zone servers and top-level domain name zone servers that we operate are critical hardware to our web presence operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.

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

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below

1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

   Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many of our employees are based in California.

Acquisitions could harm our business.

   We acquired THAWTE and Signio in February 2000, Network Solutions in June 2000, GreatDomains in October 2000 and Nanobiz, DomainNames.com and NameSecure in December 2000. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. In addition, assimilating acquired businesses involves a number of other risks, including, but not limited to:

  .  the potential disruption of our business;

  . the potential impairment of relationships with our employees, customers and strategic partners;

  . the additional expenses associated with the amortization of goodwill and other intangible assets, which we expect will be an aggregate of approximately $20 billion for the seven acquisitions and will be amortized on a straight-line basis generally over two to four years;

  . the additional expense associated with a write-off of a portion of goodwill and other intangible assets due to changes in market conditions, the U.S. and global economy or the economy in the markets in which we compete or because acquisitions are not providing the benefits expected;

  .  unanticipated costs or the incurrence of unknown liabilities;

  . the need to manage more geographically-dispersed operations, such as Network Solutions' offices in Virginia, THAWTE's offices in North Carolina and South Africa and DomainNames in the UK;

  .  diversion of management's resources from other business concerns;

  .  the inability to retain the employees of the acquired businesses;

  . adverse effects on existing customer relationships of acquired companies;

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

Our investments in other companies may not yield any returns.

   We have equity and debt investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Although, we have realized gains on the sale of equity investments in the past, we cannot expect to experience similar levels of other income in the future, particularly in light of current stock market conditions. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these investments could harm our operating results.

Technological changes will affect our business.

   The emerging nature of the Internet, digital certificate business, the domain name registration business and payment services business, and their rapid evolution, requires us continually to improve the performance, features and reliability of our Internet infrastructure services and web presence services, particularly in response to competitive offerings. We must also introduce any new Internet infrastructure services and web presence services, as quickly as possible. The success of new Internet infrastructure services and web presence services depends on several factors, including proper new service definition and timely completion, introduction and market acceptance. We may not succeed in developing and marketing new Internet infrastructure services and web presence services that respond to competitive and technological developments and changing customer needs. This could harm our business.

We must manage our growth and expansion.

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to over 2,200 employees at December 31, 2000. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

We rely on third parties who maintain and control root zone servers and route Internet communications.

   We currently administer and operate only two of the 13 root zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers, our registry services business could be harmed if these volunteer operators fail to maintain such servers properly or abandon such servers which would place additional capacity on the two root zone servers we operate.

   Further, our registry services business could be harmed if any of these volunteer operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls. In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, as provided in the registry agreement, it is required to ensure that the authoritative root will point to the top-level domain zone servers designated by it. If ICANN does not do this, our business could be harmed.

   Our web presence services and registry services businesses also could be harmed if a significant number of Internet service providers decided not to route Internet communications to or from domain names registered by us or if a significant number of Internet service providers decided to provide routing to a set of domain name servers that did not point to our domain name zone servers.

We must establish and maintain strategic and other relationships.

   One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. Examples of these types of relationships include our arrangements with AOL-Time Warner, Cisco, Microsoft and RSA Security. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our services than we would otherwise. Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our Internet infrastructure services successfully.

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

Some of our Internet trust services have lengthy sales and implementation cycles.

   We market many of our Internet trust services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our Internet trust services can be lengthy, potentially lasting from three to six months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

Our services could have unknown defects.

   Services as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our services, which typically involves working with sophisticated software, computing and communications systems. Our failure to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

Public key cryptography technology is subject to risks.

   Our Internet infrastructure services depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user's private key and that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as "factoring." This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method be developed, the security of encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing Internet trust services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

Our international operations are subject to certain risks.

   Revenues from international subsidiaries and affiliates accounted for approximately 14% of our revenues in the full year of 2000. We intend to expand our international operations and international sales and marketing activities. For example, with our acquisition of THAWTE we have additional operations in South Africa and with our acquisition of Network Solutions we have additional operations in Asia and Europe. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet infrastructure trust services and web presence services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

  . competition with foreign companies or other domestic companies entering the foreign markets we are in;

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

  .  political instability;

  . failure of foreign laws to protect our U.S. proprietary rights adequately;

  .  more stringent privacy policies in foreign countries;

  .  seasonal reductions in business activity; and

  .  potentially adverse tax consequences.

   We have licensed to our affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet infrastructure services. The VeriSign Processing Center platform provides an affiliate with the knowledge and technology to offer Internet infrastructure services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market's perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. For further information, please see "Risk Factors-- System interruptions and security breaches could harm our business."

   All of our international revenues from sources other than VeriSign Japan and THAWTE Consulting are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations.

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

   In July 2000, the Electronic Signatures in Global and National Commerce Act, or "E-Sign," was passed. E-Sign is intended to render digital signatures legally equivalent to those signed on paper. The execution of E-Sign could materially and adversely affect our digital certificates services business. For example, there may be an increasing demand for digital signatures and certificates as a result of the new E-Sign law. However, due to competition or other reasons, our services may not be adopted. If we cannot meet market expectations or demand for our products and services does not increase, our business may be materially and adversely affected. Furthermore, a successful implementation of E-Sign may further encourage competitors to enter the marketplace because of the possible increase in demand for digital signatures and certificates. This could effectively lower barriers to entry and increasingly flood the marketplace with competitors, which could, among other things, result in price erosion. While we cannot assure you that E-Sign will be effectively implemented or how this implementation will affect our business, we must continue to meet the demand and expectations of our customers, our failure to do so could materially and adversely harm our business.

We face risks related to intellectual property rights.

   Our success depends on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

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

   In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

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

ITEM 2. PROPERTIES

   VeriSign's principal administrative, sales, marketing, research and development and operations facilities are leased and located in Mountain View, California and Herndon, Virginia. In 2000, we entered into new facilities leases for space that we believe will be adequate to meet our needs for the foreseeable future. The facilities include five buildings in Mountain View with a combined area of approximately 395,000 square feet under leases that expire in 2011 and approximately 160,000 square feet in Dulles, Virginia under leases that expire in 2011.

   VeriSign also leases space for sales and support, and training offices in various locations throughout the United States. Internationally, we lease space in Kawasaki, Japan; Durbanville, South Africa; Sunderland, United Kingdom; Woluwe-Saint-Pierre, Belgium; Buenos Aires, Argentina; and Sao Paulo, Brazil. The significant sites are listed below, including approximate square footage.

   Our success is largely dependent on the uninterrupted operation of our secure data centers and computer and communications systems. See "Risk Factors--System interruptions and security breaches could harm our business."

                              Approximate
                                Square
     Major Locations            Footage                    Use
     ---------------          -----------                  ---
United States:
455-685 East Middlefield        395,000   Engineering, Sales and Marketing,
 Road........................             Customer Service, Finance, Production
 Mountain View, CA                        Production Services


21355 Ridgetop Circle........   160,000   VeriSign Global Registry Services
 Dulles, VA


505 Huntmar Park Drive.......   115,000   Finance, Engineering, Legal and
 Herndon, VA                              Administrative


625 Herndon Parkway..........    61,000   Sales and Marketing, Engineering
 Herndon, VA


1350 Charleston Road.........    52,000   Engineering; Sales; Finance;
 Mountain View, CA                        Marketing; Customer Service


365 Herndon Parkway..........    40,765   Engineering, Sales and Marketing
 Herndon, VA


5550 Triangle Parkway........    59,000   Sales and Support
 Norcross, GA


Europe:
  Sunderland Solar Building..    38,750   VeriSign DomainNames.com
   Phase VI, Sunderland
   United Kingdom


Japan:
  Kawasaki Tech Center.......    19,250   Japan Headquarters & Customer Support
   11th & 19th Floors, 580-16
   Horikawacho
   Saiwai-ku, Kawasaki-shi
   212-0013
   Japan

ITEM 3. LEGAL PROCEEDINGS

   As of February 28, 2001, through our Network Solutions subsidiary, we were a defendant in 16 active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the contractual right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Since that time, the frequency of this type of suit has continued to decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action regarding their contractual rights to the domain names in question. Although 83 of these kinds of situations have resulted in suits actually naming Network Solutions as a defendant, as of February 28, 2001, no adverse judgment has been rendered and no award of damages has ever been made, and no such suits are currently pending against Network Solutions. We believe that we have meritorious defenses and we intend to vigorously defend ourselves against these claims.

   On February 2, 2001, Leon Stambler filed a complaint against us alleging patent infringement in the United States District Court for the District of Delaware. The other co-defendants in the suit are RSA Security Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation. The complaint alleges that our Secure Site service infringes claim 12 of Mr. Stambler's U.S. Patent No. 5,793,302 and that our Payflow products infringe claims 1, 28, and 34 of Mr. Stambler's U.S. Patent No. 5,974,148. The complaint seeks judgment declaring that the defendants have infringed the asserted claims of the patents-in-suit, preliminary and permanent injunctions against the defendants from infringing the asserted claims, an order requiring the defendants to pay damages to compensate Mr. Stambler for the alleged infringement, and an order awarding Mr. Stambler treble damages for any willful infringement as well as attorney fees and costs. While we cannot predict the outcome of this matter presently, we currently believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

   On June 15, 2000, plaintiff David Moran filed a putative shareholder derivative complaint on behalf of himself and others similarly situated against Charles Stuckey, Jr., James Bidzos, Richard L. Earnest, Dr. Taher Elgamel, James K. Sims, Joseph B. Lassuter III, Robert P. Badavas, and against us as a nominal defendant. The case is captioned Moran v. Stuckey, et. al., No. 1810 NC (Del. Ch. 2000). The complaint alleges, among other things, that the directors of RSA Security mismanaged RSA's business, failed to protect its intellectual property or enforce the terms of its license agreement with us, and that we violated the terms of the licensing agreement and competed against RSA. On August 2, 2000, a second shareholder complaint was filed against us and the aforementioned directors of RSA Security Inc. by plaintiff James V. Biglan. The case is captioned Biglan v. Stuckey, et. al. Civ Action No. 18190NC (Del. Ch.
2000). On September 25, 2000 the Court ordered the cases consolidated under the Moran caption and named lead counsel for plaintiffs in this matter. We filed a Motion to Dismiss on November 20, 2000. While we cannot predict the outcome of this matter presently, we currently believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

   On March 15, 2000, a group of eight plaintiffs filed suit against the U.S. Department of Commerce, the National Science Foundation and us in the United States District Court for the Northern District of California. The case, entitled William Hoefer et al. v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenges the lawfulness of the registration fees that we were authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. On June 19, 2000, the plaintiffs filed their first amended complaint, adding two additional plaintiffs.

   All of the defendants filed motions to transfer the suit to Federal District Court in the District of Columbia and the court granted those motions on June 28, 2000. The same attorney who unsuccessfully challenged us in a similar action, known as Thomas, et al. v. Network Solutions, et al., has filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I,
(S) 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C. (S) 9701), the Administrative Procedures Act, the Sherman Act, and the California Unfair Competition Act, (S) 17200. The case was docketed with the Federal District Court in the District of Columbia on July 28, 2000 and on August 4, 2000 the plaintiffs dismissed the case. Four days later, the same attorney refiled the same case in the United States District Court for the Eastern District of Virginia. We filed a motion to dismiss the case and the plaintiffs responded by filing a First Amended Complaint on September 7, 2000. The current suit contains fourteen causes of action alleging violations of the Appropriations Act (31 U.S.C. 9701), the Administrative Procedures Act, the Sherman Act, and the Chief Financial Officer's Act (31 U.S.C. 902). On October 10, 2000, we filed another motion to dismiss the case. On October 24, 2000, the National Science Foundation filed a motion to transfer the case back to the Federal District Court in the District of Columbia. A hearing on the motion to transfer the case back to the Federal District Court for the District of Columbia was held on November 17, 2000. The Court ruled from the bench that the case should be transferred back to the District of Columbia. Our pending motion to dismiss the complaint also was transferred under the Order. No judge has been appointed to the matter, and no hearing date has yet been set on our motion to dismiss.

   On January 13, 2000, the Department of Justice Antitrust Division issued a Civil Investigative Demand, or "CID," seeking information and documents concerning the then-pending acquisition by us of THAWTE. We provided certain information and documents to the Department of Justice, and closed the THAWTE transaction on February 1, 2000. We completed our initial response to the CID on March 1, 2000, and a supplemental production of documents was completed May 9, 2000. On September 14, 2000, we were notified that senior officials at the Department of Justice had reviewed a report by the investigatory staff regarding the transaction, and that the Department had concerns about the potential competitive effects of the transaction. Our representatives met with and provided additional information to the Department of Justice during October 2000. While we believe that the transaction does not violate the antitrust laws, it is possible that the Department may ultimately raise an objection. Formal objection could lead to further proceedings or litigation that could have an adverse material effect on us, and could include the licensing or divestiture of assets acquired in the transaction.

   We are involved in various other investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention. An unfavorable outcome may have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of VeriSign as of December 31, 2000.

              Name            Age                    Position
              ----            ---                    --------
   Stratton D. Sclavos.......  39 President, Chief Executive Officer and
                                   Director
   James P. Rutt.............  47 President, Mass Market Division and Chief
                                   Strategy Officer
   Dana L. Evan..............  41 Executive Vice President, Finance and
                                   Administration and Chief Financial Officer
   Robert J. Korzeniewski....  43 Executive Vice President, Corporate and
                                   Business Development
   Quentin P. Gallivan.......  43 Executive Vice President, Worldwide Sales
   Diana S. Keith............  41 Senior Vice President, Customer Advocacy
   Douglas L. Wolford........  39 Senior Vice President and Group General
                                   Manager, Web Presence Services and acting
                                   President, Mass Markets Division
   Anil H.P. Pereira.........  37 Senior Vice President and Group General
                                   Manager, Enterprise and Service Provider
                                   Division
   Bruce L. Chovnick.........  40 Senior Vice President and General Manager,
                                   Global Registry Services
   James M. Ulam.............  44 Vice President, General Counsel and Secretary

   Stratton D. Sclavos has served as President and Chief Executive Officer and as a director of VeriSign since he joined VeriSign in July 1995. From October 1993 to June 1995, he was Vice President, Worldwide Marketing and Sales of Taligent, Inc., a software development company that was a joint venture among Apple Computer, Inc., IBM and Hewlett-Packard. From May 1992 to September 1993, Mr. Sclavos was Vice President of Worldwide Sales and Business Development of GO Corporation, a pen-based computer company. Prior to that time, he served in various sales and marketing capacities for MIPS Computer Systems, Inc. and Megatest Corporation. Mr. Sclavos serves as a director of Juniper Networks, Inc., Keynote Systems, Inc. and Marimba, Inc. Mr. Sclavos holds a B.S. degree in Electrical and Computer Engineering from the University of California at Davis.

   James P. Rutt has served as President, Mass Markets Division and Chief Strategy Officer since joining VeriSign upon its acquisition of Network Solutions, Inc. in June 2000. Effective April 1, 2001 Mr. Rutt will be leaving the company and he has resigned from his position with VeriSign. From May 1999 to June 2000, he served as Chief Executive Officer and Director of Network Solutions. Prior to joining Network Solutions, from 1993 to May 1999 he served in various senior management positions with the Thomson Corporation, one of the world's leading information publishing companies, and, most recently, he served as Chief Technology Officer. Prior to that Mr. Rutt was a co-founder of First Call, an investment information service. Mr. Rutt received a B.S. from the Massachusetts Institute of Technology--Sloan School of Management.

   Dana L. Evan has served as Executive Vice President of Finance and Administration and Chief Financial Officer of VeriSign since January 1, 2001. From June 1996 until December 31, 2000 she served as Vice President of Finance and Administration and Chief Financial Officer of VeriSign. From 1988 to June 1996, she worked as a financial consultant in the capacity of chief financial officer, vice president of finance or corporate controller for various public and private companies and partnerships, including VeriSign from November 1995 to June 1996, Delphi Bioventures, a venture capital firm, from 1988 to June 1995, and Identix Incorporated, a manufacturer of biometric identity verification and imaging products, from 1991 to August 1993. Prior to 1988, she was employed by KPMG LLP, most recently as a senior manager. Ms. Evan serves as a director of Liberate Technologies. Ms. Evan is a certified public accountant and holds a B.S. degree in Commerce with a concentration in Accounting and Finance from the University of Santa Clara.

   Robert J. Korzeniewski has served as Executive Vice President, Corporate and Business Development since joining VeriSign upon its acquisition of Network Solutions, Inc. in June 2000. He served as Chief

Financial Officer of Network Solutions from March 1996 to June 2000. Prior to joining Network Solutions, he held various senior financial positions at SAIC, the largest employee owned research and engineering company in the United States, from 1987 to March 1996. Mr. Korzeniewski is a certified public accountant and received a B.S. degree in Business Administration from Salem State College.

   Quentin P. Gallivan has served as Executive Vice President, Worldwide Sales and Services since April 1, 1999. From October 1997 to April 1, 1999, he served as Vice President of Worldwide Sales of VeriSign. From April 1996 to October 1997, he was Vice President for Asia Pacific and Latin America of Netscape, a software company. Prior to that time, from 1983 to March 1996, Mr. Gallivan was with General Electric Information Services, an electronic commerce services company, in several general management roles most recently as Vice President, Sales and Services for the Americas.

   Diana S. Keith has served as Senior Vice President, Customer Advocacy since January 1, 2001. From August 1998 to December 31, 2000, she served as Vice President of Customer Services and from June 1996 to August 1998 she was Director of Customer Services for VeriSign. From May 1988 to June 1996 she was employed by Apple Computer, Inc., a computer hardware manufacturer, most recently as the Senior Manager of Worldwide Operations of Apple Online Systems. Ms. Keith holds a B.S. degree in Business Management and Administration from San Jose State University.

   Douglas L. Wolford has served as Senior Vice President and Group General Manager, Web Presence Services since joining VeriSign upon its acquisition of Network Solutions, Inc. in June 2000. In March 2001, he became Acting President, Mass Markets Division of VeriSign. He served as Senior Vice President and General Manager of the Registrar for Network Solutions from August 1999 to June 2000 and as Senior Vice President, Marketing and Sales of Network Solutions from December 1997 until August 1999. Prior to joining Network Solutions, he was General Manager, Marketing for General Electric Information Services, Inc., an electronic commerce services company, from December 1994 to November 1997. Mr. Wolford holds a B.S. degree in Mechanical Engineering from North Carolina State University and an MBA from the University of Maryland.

   Anil H.P. Pereira has served as Senior Vice President and Group General Manager, Enterprise and Service Provider Division since October 15, 2000. From August 1, 2000 to October 15, 2000 he served as Senior Vice President of the Internet Services Group and Worldwide Corporate Marketing; from February 1, 1999 to August 1, 2000 as Vice President of the Internet Services Group and Worldwide Corporate Marketing; and from March 1997 to February 1, 1999 as Director of Corporate Marketing. Prior to joining VeriSign, from May 1990 to March 1997, he held a variety of marketing positions at American Express Corporation, a diversified financial and travel services company, most recently as Vice President of the Affinity Card Group. Mr. Pereira serves as a director of SF Interactive. He holds a B. Mgt. degree from the University of Lethbridge in Alberta and an MBA from the Wharton School of the University of Pennsylvania.

   Bruce L. Chovnick has served as Senior Vice President and General Manager, VeriSign Global Registry Services since joining VeriSign upon its acquisition of Network Solutions, Inc. in June 2000. He served as Senior Vice President and General Manager, Registry Business of Network Solutions from August 1999 to June 2000. He served as Senior Vice President and General Manager of the Internet Technology Services Division of Network Solutions from September 1997 to August 1999. Prior to joining Network Solutions, he was Vice President of Global Internet Solutions at General Electric Information Services, Inc., an electronic commerce services company, from October 1993 to September 1997. Mr. Chovnick holds a B.S. degree in Computer Sciences from the University of Florida and has completed graduate studies in Electrical Engineering at the University of Florida.

   James M. Ulam has served as Vice President, General Counsel since joining VeriSign upon its acquisition of Network Solutions, Inc. in June 2000 and as Secretary of VeriSign since November 2000. From October 1996 to June 2000, he served in a variety of positions for Network Solutions, including Corporate Counsel and Assistant General Counsel. Prior to joining Network Solutions, he was a Contracts Attorney for SAIC, the largest employee owned research and engineering company in the United States, from April 1995 until October 1996. Prior to that he was in the private practice of law at Wells, Moore, Stubblefield and Neeld from March 1994 to March 1995 and at Ott & Purdy from March 1992 until March 1994. Mr. Ulam holds a B.S. degree in Business Administration from the University of Maryland and a J.D. from the Mississippi College School of Law.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   VeriSign's common stock is traded on the Nasdaq National Market under the symbol "VRSN." The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the Nasdaq National Market as adjusted for two-for-one stock splits on May 29, 1999 and December 6, 1999.

                                                                  Price Range
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
     Year ended December 31, 2001:
       First Quarter (though March 15, 2001)................... $ 91.94 $ 34.44
     Year ended December 31, 2000:
       First Quarter........................................... $253.00 $149.50
       Second Quarter..........................................  196.19   97.80
       Third Quarter...........................................  208.38  140.31
       Fourth Quarter..........................................  195.38   68.13
     Year ended December 31, 1999:
       First Quarter........................................... $ 38.50 $ 15.00
       Second Quarter..........................................   44.13   24.63
       Third Quarter...........................................   58.00   29.47
       Fourth Quarter..........................................  190.94   51.16

   On March 15, 2001, there were 856 holders of record of our common stock although we believe there are in excess of 150,000 beneficial owners.

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

   The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our common stock. Recently, the market price of our common stock, like that of many Internet-related companies, has experienced significant fluctuations. During 2000, the reported last sale price for our split-adjusted common stock ranged from $68.13 per share to $253.00 per share. On March 15, 2001, the reported last sale price of our split-adjusted common stock was $34.44 per share.

   The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that it will do so in the future.

   In the past, securities class action lawsuits have often followed periods of volatility in the market price of a particular company's securities. This type of litigation could result in substantial costs and a diversion of our management's attention and resources.

   We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data are derived from VeriSign's consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                       Year Ended December 31,
                           ---------------------------------------------------
                              2000        1999      1998      1997      1996
                           -----------  --------  --------  --------  --------
                                (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues.................  $   474,766  $ 84,776  $ 38,930  $ 13,356  $  1,356
Total costs and
 expenses................    3,675,075    88,086    62,075    34,657    12,415
Operating loss...........   (3,200,309)   (3,310)  (23,145)  (21,301)  (11,059)
Minority interest in net
 (income)loss of
 subsidiary..............       (1,334)      836     1,282     1,538       838
Net income (loss)........   (3,115,474)    3,955   (19,743)  (18,589)  (10,288)
Basic net income (loss)
 per share...............       (19.57)      .04      (.24)     (.65)     (.52)
Diluted net income (loss)
 per share...............       (19.57)      .03      (.24)     (.65)     (.52)

                                            December 31,
                           ---------------------------------------------------
                              2000        1999      1998      1997      1996
                           -----------  --------  --------  --------  --------
                                           (In thousands)
Consolidated Balance
 Sheet Data:
Cash, cash equivalents
 and short-term
 investments.............  $ 1,026,275  $156,480  $ 41,745  $ 12,893  $ 30,006
Working capital..........      520,953   140,163    31,085     6,160    24,788
Total assets.............   19,195,222   341,166    64,295    26,904    36,537
Stockholders' equity.....   18,470,608   298,359    40,728    13,541    28,520

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

   Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Business--Risk Factors." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2001. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

   VeriSign is a leading provider of trusted infrastructure services to website owners, enterprises, electronic commerce service providers and individuals. Our domain name registration, digital certificate, global registry and payment services provide the critical web identity, authentication and transaction infrastructure that online businesses need to establish their web identities and to conduct secure e-commerce and communications. Our services support businesses and consumers from the moment they first establish an Internet presence through the entire lifecycle of e-commerce activities.

   Our core authentication service offerings were established as the cornerstone of the business in 1995 with the introduction of website digital certificates. Through our secure online infrastructure we sell our website digital certificates to online businesses, large enterprises, government agencies and other organizations. We have established strategic relationships with industry leaders, including AOL-Time Warner, British Telecommunications plc, Cisco, Microsoft, RSA Security and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners.

   We market our authentication services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, systems integrators and our international affiliates. A significant portion of our authentication services revenues to date have been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels. We continue to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. The VeriSign Trust Network now consists of approximately 35 affiliated organizations including British Telecommunications plc in the United Kingdom, Canadian Imperial Bank of Commerce of Canada, Certplus of France, eSign of Australia, HiTrust of Taiwan, Roccade of The Netherlands, and Telia in Sweden. These international service providers utilize common technology, operating practices and infrastructure to deliver interoperable trust services for a specific geographic region or vertical market.

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

   On February 29, 2000, we completed our acquisition of Signio, Inc., a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. In connection with this acquisition, we issued approximately 5.6 million shares of our common stock in exchange for all of the outstanding shares of Signio and we also assumed Signio's outstanding employee stock options. The transaction has been accounted for as a purchase and, accordingly, the results of Signio's operations are included in our consolidated financial statements from the date of acquisition. As a result of our acquisition of Signio, we recorded goodwill and other intangible assets of approximately $.9 billion. These amounts will be amortized over a three year period.

   On June 8, 2000, we completed our acquisition of Network Solutions, Inc., a publicly traded company that provides Internet domain name registration and global registry services. We issued approximately 78.3 million shares of our common stock for all of the outstanding shares of Network Solutions and we also assumed all of Network Solutions' outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $19.6 billion has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Network Solutions' results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of our acquisition of Network Solutions, we recorded goodwill and other intangible assets of approximately $19.2 billion. These amounts will be amortized over a three to four year period.

   Network Solutions is the exclusive registry and the leading registrar for second level domain names within the .com, .net and .org top-level domains
(TLD) under agreements with ICANN and the Department of Commerce (DOC). Internet domain names are unique identities that enable businesses, other organizations and individuals to communicate and conduct commerce on the Internet. As a registry, Network Solutions maintains the master directory of all second level domain names in the .com, .net and .org top-level domains. Network Solutions owns and maintains the shared registration system that allows all registrars, including our own, to enter new second level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second level domain names.

   As a registrar, Network Solutions markets second level domain name registration services and other value-added services that enable our customers to establish their identities on the web. The Network Solutions Registrar ("the Registrar") markets its services through a number of distribution channels, including the Internet, premier partner and business account partner programs, and strategic alliances. The Registrar has approximately 15.1 million cumulative domain names in the .com, .net and .org top-level domain.

   In addition, during 2000, we completed acquisitions of several other privately held companies, each of which was individually not significant. We issued approximately 661,000 shares of our common stock and approximately $33.3 million in cash in exchange for all of the outstanding shares of these companies. We also assumed certain of the companies' outstanding stock options. We also escrowed shares of our common stock which will be released to the principal stockholders as they meet employment commitments. Each of these transactions has been accounted for as a purchase and, accordingly, the results of the acquired companies' operations are included in our consolidated financial statements from their respective dates of acquisition. As a result of these acquisitions, we recorded goodwill and intangible assets of approximately $100.0 million and unearned compensation of approximately $37.9 million. The goodwill and intangible assets will be amortized generally over a two to three year period, while the unearned compensation will be amortized over the remaining vesting period for stock options assumed or the employment term for the shares escrowed.

   We expect to report losses as we incur charges for the amortization of acquired intangible assets related to these acquisitions.

Results of Operations

   We have experienced substantial net losses in the past. As of December 31, 2000, we had an accumulated deficit of approximately $3.2 billion, primarily due to $3.2 billion of amortization of goodwill and other intangible assets related to acquisitions.

  Revenues

   The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support, or PCS, installation, training, etc. to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

   Revenues from authentication services consist of fees for the issuance of digital certificates, fees for digital certificate service provisioning, fees for technology and business process licensing to affiliates and fees for consulting, implementation, training, support and maintenance services. Each of these sources of revenue has different revenue recognition methods. Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of OnSite managed services are deferred and recognized ratably over the term of the license, generally 12 months.

   Revenues from the licensing of digital certificate technology and business process technology are sold in arrangements involving multiple elements including PCS, training and other services. PCS can be renewed annually for an additional fee. We use the PCS renewal rate as evidence of fair value of PCS. The Company establishes evidence of fair value for training and other services through the price charged when the same element is sold separately. Since we have established evidence of fair value for all undelivered elements of the arrangement, revenue is recognized under the residual method. The fair value of PCS is recognized over the PCS term, training and other service revenue is recognized when delivered and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS.

   Revenues from consulting and training services are recognized using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements.

   Revenues from payment services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," revenues from the set-up fee are deferred and recognized ratably over the period that the fees are earned. Revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

   Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the sale or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally two years. Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. We defer revenues from the sale or renewal of domain name registration services and recognize these revenues ratably over the registration term.

   We accounted for the June 8, 2000 Network Solutions acquisition as a purchase and Network Solutions' revenues, which are derived primarily from web presence services, have been included in our results of operations commencing June 9, 2000. In addition, we also acquired THAWTE and Signio in February 2000. Therefore, comparisons of revenues for the year ended December 31, 2000 to the years ended December 31, 1999 and 1998 may not be relevant, as the businesses of the combined company were not equivalent.

   A comparison of revenues for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                            2000   Change  1999   Change  1998
                                          -------- ------ ------- ------ -------
                                                  (Dollars in thousands)
   Revenues.............................. $474,766  460%  $84,776  118%  $38,930

   The increase in revenues in 2000 from 1999 is primarily due to the acquisition of THAWTE, Signio and Network Solutions. In addition, we increased sales of our authentication services, particularly our website digital certificates and VeriSign OnSite services, expanded our international affiliate network and delivered more training and consulting services. As of December 31, 2000 we have sold over 485,000 website digital certificates, and over 1,600 OnSite service solutions to enterprises, and we have 35 affiliates in our international network of affiliates.

   A small portion of our revenue mix is from payment transaction services provided by Signio (now VeriSign Payment Services). At December 31, 2000, the customer base for these services had grown to more than 15,100 online merchants using our payment services, to payment-enable their online stores and business-to-business commerce activities.

   The year ended December 31, 2000 reflects approximately six and one-half months of activity from Network Solutions. At December 31, 2000, the cumulative base of name registrations totaled 15.1 million, an increase of 8.0 million from December 31, 1999. For the full year of 2000, the Registrar completed
10.4 million transactions supporting the addition, transfer, renewal and extension of .com, .net and .org domain names. The Registry, now VeriSign Global Registry, added 19.2 million names during the full year of 2000, bringing total unique names to 28.2 million at December 31, 2000. During the full year of 2000, the Registry completed 23.8 million transactions supporting the addition, transfer, renewal and extension of .com, .net and .org domain names.

   Revenues increased significantly in 1999 from 1998 due to higher sales of our Internet-based trust services, particularly our website digital certificates, affiliate processing and service centers, VeriSign OnSite services, and the delivery of more training and services. In addition, in 1999, we expanded our international affiliate network and experienced significant growth in international markets. In 1998, we completed certain work required under various consulting contracts and recognized the related portion of revenues. There were no significant increases in our per-unit prices in 2000 compared to 1999 or in 1999 compared to 1998.

   No customer accounted for 10% or more of revenues in 2000, 1999 or 1998. Revenues from international subsidiaries and affiliates accounted for 14% of total revenues in 2000, 27% in 1999 and 14% in 1998.

  Costs and Expenses

   We accounted for all of our acquisitions in 2000 as purchase transactions. Accordingly, the acquired companies' costs and expenses have been included in our results of operations beginning with their dates of acquisition. Therefore, comparisons of costs and expenses for the year ended December 31, 2000 to the years ended December 31, 1999 and 1998 may not be relevant, as the businesses of the combined company were not equivalent.

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

   A comparison of cost of revenues for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                        2000    Change  1999    Change  1998
                                      --------  ------ -------  ------ -------
                                              (Dollars in thousands)
   Cost of revenues.................. $163,049   411%  $31,898    64%  $19,454
   Percentage of revenues............       34%             38%             50%

   Growth of revenues was the primary factor in the increase of cost of revenues in 2000 from 1999 and in 1999 from 1998. We hired more employees to support the growth of demand for our products and services during the period and to support the growth of our security consulting and training activities. We incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program, increased customer service costs related to our larger customer base and increased expenses related to the cost of software products resold to customers as part of network security solution implementations. Our acquisitions of THAWTE, Signio and Network Solutions have resulted in an increase in our cost of revenues in 2000 over prior years. Future acquisitions, further expansion into international markets and introductions of additional products will result in further increases in cost of revenues, due to additional personnel and related expenses and other factors. We anticipate that cost of revenues will continue to increase in absolute dollars as a result of continued growth in all of our lines of business.

   Cost of revenues as a percentage of revenues decreased in 2000 from 1999 and in 1999 from 1998 primarily due to the continued realization of economies of scale from our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process. In addition, revenues derived from our recent acquisitions of THAWTE, Signio and Network Solutions, have a different cost structure from our authentication services.

   Certain of our services, such as implementation consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. As a result, we anticipate that cost of revenues as a percentage of revenues will vary in future periods depending on the mix of services sold.

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

   A comparison of sales and marketing expenses for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                        2000    Change  1999    Change  1998
                                      --------  ------ -------  ------ -------
                                              (Dollars in thousands)
   Sales and marketing............... $167,148   390%  $34,145    49%  $22,943
   Percentage of revenues............       35%             40%             59%

   The Network Solutions acquisition was the primary reason for the increase in sales and marketing expenses in 2000 as compared to 1999. The Web Presence Services group continues to incur expenses promoting the value of the .com,
 .net and .org. web addresses as well as value-added services including web site design tools and other enhanced service offerings. The remainder of the increase in 2000 was driven by lead and demand generation activities in our authentication businesses, expansion of our sales force, an increase in international sales expenses and the effect of sales and marketing expenses from THAWTE and Signio. Sales and marketing expenses increased in 1999 from 1998 as a result of the continued growth of our direct sales force and the expansion of our marketing efforts, particularly in lead and demand generation activities. The expansion of our international sales presence in Europe during the second half of 1999 also contributed to the increase from 1998.

   While the absolute dollar spending increased for sales and marketing expenses, we continue to realize a decline in sales and marketing expenses as a percentage of revenues over the three-year period. This is primarily due to the increase in recurring revenues from existing customers, which tend to have lower acquisition costs and the increase in the productivity of our direct sales forces. However, we cannot forecast that these sales and marketing expenses will continue to decline as a percentage of revenues.

   We expect sales and marketing expenses to continue to increase on an absolute dollar basis in the future, primarily related to an expanded sales force, expanded marketing and demand generation activities, development and enhancement of partner and distribution channels and promotional activities for web presence products and services.

 Research and development

   Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

   A comparison of research and development expenses for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                          2000    Change  1999    Change  1998
                                         -------  ------ -------  ------ ------
                                                (Dollars in thousands)
   Research and development............. $41,256   210%  $13,303    58%  $8,435
   Percentage of revenues...............       9%             16%            22%

   Research and development expenses increased in absolute dollars in 2000 from 1999 primarily due to the acquisition of Network Solutions. In addition, the increase in 2000 from 1999, as well as the increase in 1999 from 1998, is also due to continued investment in the design, testing and deployment of, and technical support for our expanded Internet trust service offerings and technology. The increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. The decrease in research and development expenses as a percentage of revenues in 2000 from 1999 and in 1999 from 1998 is largely due to the fact that revenues increased faster than research and development expenses in these periods. The decrease in 2000 from 1999 is also due in part to different cost structures related to our acquisitions

   We believe that timely development of new and enhanced authentication services, transaction services, web presence services and technology are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses will continue to increase in absolute dollars. To date, we have expensed all research and development expenditures as incurred.

 General and administrative

   General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities and computer and communications equipment, support services and professional services fees.

   A comparison of general and administrative expenses for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                           2000    Change  1999   Change  1998
                                          -------  ------ ------  ------ ------
                                                (Dollars in thousands)
   General and administrative............ $60,672   594%  $8,740    14%  $7,688
   Percentage of revenues................      13%            10%            20%

   The increase in general and administrative expenses in 2000 over 1999 was related to the acquisition of Network Solutions in June 2000 and the acquisition of THAWTE and Signio in the first quarter of 2000. Expenses also increased in 2000 from 1999, as well as in 1999 from 1998, due to additional staffing levels required to manage and support our expanded operations, the implementation of additional management information systems, and the expansion of our corporate headquarters. The increase in general and administrative expenses as a percentage of revenues in 2000 from 1999 is primarily due to incremental expenses related to integrating our acquisitions and different cost structures of those acquisitions.

   The decrease in general and administrative expenses as a percentage of revenues in 1999 from 1998 is primarily due to the fact that revenues increased faster than general and administrative expenses as we began to experience economies of scale in our corporate infrastructure.

   We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

 Write-off of acquired in-process research and development

   The portion of the Network Solutions purchase price allocated to in-process research and development, or IPR&D, was $54 million and was expensed during the quarter ended June 30, 2000. Network Solutions' IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system , or SRS. The SRS is the system that provides shared registration interface to the accredited and licensed registrars into the .com,
 .net, and .org top level domain , or TLD, name registry. It is through this system that registrars from all over the world are able to register domain names with the central database. Given the high demand on the SRS, it is in need of improvements and upgrades in the area of scalability, security, non-English language capability and next generation resource provisioning protocol.

   As of the acquisition date, Network Solutions was in the process of developing technology that would add substantial functionality and features to the SRS. The IPR&D had not yet reached technological feasibility and had no alternative uses. The IPR&D under development may not achieve technical or commercial viability. The technological feasibility of the in-process development efforts is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications including functions, features, and technical performance requirements. As of December 31, 2000, the development efforts related to upgrades and improvements in the SRS and other systems are ongoing and expected to be completed by March 31, 2001.

   The fair value assigned to IPR&D was estimated by discounting, to present value, the cash flows attributable to the technology once it has reached technological feasibility. A discount rate of 22% was used to estimate the present value of cash flows. The value assigned to IPR&D was the amount attributable to the efforts of Network Solutions up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased research and development project at the time of acquisition.

 Amortization of goodwill and other intangible assets

   Goodwill and other intangible assets resulted primarily from our acquisitions of THAWTE and Signio in February 2000, Network Solutions in June 2000 and other individually insignificant acquisitions in 2000. We expect to recognize goodwill and other intangible asset amortization charges related to these acquisitions of up to $1.4 billion per quarter until the goodwill and other intangible asset balances from these acquisitions become fully amortized which we currently anticipate ending in 2004. In addition, in the event we complete future acquisitions, we expect to incur additional goodwill and other intangible asset amortization charges.

 Special charges

   In connection with our acquisition of SecureIT, which was accounted for as a pooling-of-interests, we recorded a special charge of $3.6 million to operating expenses in the third quarter of 1998. The expenses included $2.4 million for direct and other merger-related costs pertaining to the merger transaction. Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, filing fees and other related charges. The remaining $1.2 million related to stock-based compensation charges in connection with the acceleration of certain performance stock options held by SecureIT employees.

  Other income

   Other income consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments and gains on sale of equity investments, as well as the net effect of foreign currency transaction gains and losses. Other income also includes charges for any gains or losses on the disposal of property and equipment and other miscellaneous expenses.

   A comparison of other income for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                          2000    Change  1999   Change  1998
                                         -------  ------ ------  ------ ------
                                               (Dollars in thousands)
   Other income......................... $86,169   1240% $6,429   203%  $2,120
   Percentage of revenues...............      18%             8%             5%

   The increase in other income in 2000 from 1999 is primarily due to increased earnings on funds invested. Investments have increased in part due to our net proceeds of $121.4 million generated from the follow-on public offering of our common stock during January 1999 and investment of cash generated from operations. The investment base was also significantly increased through the acquisition of Network Solutions, which added over $925 million of cash and investments. The increase in 2000 over 1999 was also due to a $32.6 million gain from the sale of shares of Keynote Systems, Inc. We may from time to time derive gains from the sales of our equity investments although due to current market conditions, we do not expect any such gains to be material in amount.

  Provision for Income Taxes

   We have not recorded any provision for federal and state income taxes because we have experienced an accumulated deficit since inception. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $340.1 million related to stock compensation expense and $394.8 million related to continuing operations. We also had state net operating loss carryforwards of approximately $190.7 million related to stock compensation expense and $133.4 million related to continuing operations. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2020 and the state net operating loss carryforwards will expire in 2004 through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership change. We do not anticipate that any material limitation exists on our ability to use our carryforwards and credits.

   We have provided a full valuation allowance on the remaining deferred tax assets because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The current year increase to the valuation allowance offsets deferred tax assets which arose as the result of ongoing operations. Accordingly, the reversal of this year's incremental increase to the valuation allowance will result in future income statement benefit. The remaining valuation allowance relates to stock option exercises. Reversal of the valuation allowance related to stock option exercises will result in a credit to additional paid in capital and will not result in future income statement benefit. See Note 7 of Notes to Consolidated Financial Statements.

  Minority Interest in Net (Income) Loss of Subsidiary

   Minority interest in the net (income) loss of VeriSign Japan K.K. was $(1.3) million in 2000, $.8 million in 1999 and $1.3 million in 1998. The year-to-year changes are primarily due to VeriSign Japan's increased revenue as compared to the prior years. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net (income) loss of subsidiary will fluctuate.

Liquidity and Capital Resources

                                                     2000       1999   Change
                                                  ----------- -------- ------
                                                    (Dollars in thousands)
   Cash, cash equivalents and short-term
    investments.................................. $ 1,026,275 $156,480   556%
   Working capital............................... $   520,953 $140,163   272%
   Stockholders' equity.......................... $18,470,608 $298,359  6091%

   Prior to our initial public offering, we financed our operations primarily through private sales of equity securities, raising approximately $46.1 million. Our initial public offering, which we completed in January 1998, yielded net proceeds of approximately $43.7 million on the sale of 13.8 million shares of common stock. In January 1999, we sold an additional 6.4 million shares of common stock to the public for net proceeds of approximately $121.4 million. The acquisition of Network Solutions added an additional
$867.3 million of liquidity. At December 31, 2000, our principal source of liquidity was $1.0 billion of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In addition, we hold $209.1 million of long-term equity minority investments and corporate debt securities.

   Net cash provided by operating activities was $192.0 million in 2000 and $14.7 million in 1999. The increase was primarily due to an overall increase in net income after adjustment for non-cash items such as depreciation and amortization and the write-off of in-process research and development, an overall increase in accounts payable, accrued liabilities, refundable taxes and our deferred revenue balance in which we receive payment in advance for many of our products and services. In 1998, cash used for operating activities was $11.8 million that was primarily the result of net losses and an increase in accounts receivable.

   Net cash provided by investing activities was $124.0 million in 2000, primarily as a result of the cash acquired in our acquisitions, partially offset by increased purchases of short and long-term investments, and costs relating to our acquisitions. Net cash used in investing activities was $103.2 million in 1999 and $16.0 million in 1998. In 1999, net cash used in investing activities primarily related to net purchases of investments. In 1998, net cash used in investing activities was primarily the result of capital expenditures for property and equipment and net purchases of investments. Capital expenditures for property and equipment totaled $58.8 million in 2000, $6.0 million in 1999 and $4.4 million in 1998. Our planned capital expenditures for 2001 are approximately $135 million to $145 million, primarily for computer and communications equipment and leasehold improvements. As of December 31, 2000, we also had commitments under noncancelable operating leases for our facilities for various terms through 2011. See Note 8 of Notes to Consolidated Financial Statements.

   Net cash provided by financing activities was $73.5 million in 2000, $136.2 million in 1999 and $45.7 million in 1998. In 2000, cash was provided primarily from common stock issuances as a result of stock option exercises. In 1999, we received net cash proceeds of $121.4 million from the public offering of our stock and in 1998, we received net cash proceeds of $43.7 million from our initial public offering.

   We believe our existing cash, cash equivalents and short-term investments and operating cash flows, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, at some time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms attractive to us, or at all. Failure to raise capital when needed could materially harm our business. If we raise additional funds through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Adoption of the new standard will not have a material affect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

   The primary objective of VeriSign's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of December 31, 2000, 94% of our non-strategic investments mature in less than one year.

   The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                      Maturing in
                            -------------------------------
                                       Six Months
                            Six Months   to One   More than         Estimated
                             or Less      Year    One Year   Total  Fair Value
                            ---------- ---------- --------- ------- ----------
                                          (Dollars in thousands)
Included in cash and cash
 equivalents...............  204,803        --        --    204,803  204,737
Weighted-average interest
 rate......................     7.14%       --        --
Included in short-term
 investments...............  546,853     19,097       --    565,950  565,591
Weighted-average interest
 rate......................     6.98%      6.82%      --
Included in long-term
 investments...............      --         --     50,880    50,880   50,997
Weighted-average interest
 rate......................      --         --       6.81%

Exchange rate sensitivity

   VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from affiliates other than VeriSign Japan and THAWTE Consulting are denominated in United States Dollars and, therefore, are not subject to exchange rate fluctuations.

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

Equity price risk

   We own shares of common stock of several public companies. We value these investments using the closing fair market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments in our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated other comprehensive income" component of stockholders' equity. As a result of recent market price volatility of our publicly traded investments, we experienced a $88.9 million unrealized loss, net of tax on these investments during 2000. In addition, we have invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages. These investments are accounted for under the cost method. We do not hedge against equity price changes.

Intangible Asset Risk

   We have a substantial amount of intangible assets. Although at December 31, 2000 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

   VeriSign's financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS."

Supplemental Data (Unaudited)

   The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2000.

                                                   2000
                          ----------------------------------------------------------
                                        Quarter Ended
                          ---------------------------------------------
                                                September                Year Ended
                          March 31   June 30       30       December 31  December 31
                          --------  ---------  -----------  -----------  -----------
                                  (In thousands, except per share data)
Revenues................  $ 34,071  $  70,254  $   173,086  $   197,355  $   474,766
Total costs and
 expenses...............    95,220    529,939    1,518,873    1,531,041    3,675,075
Operating income
 (loss).................   (61,149)  (459,685)  (1,345,787)  (1,333,686)  (3,200,309)
Minority interest in net
 (income) loss of
 subsidiary.............       147        (57)        (130)      (1,294)      (1,334)
Net income (loss).......   (26,155)  (452,938)  (1,324,185)  (1,312,195)  (3,115,474)
Basic net income (loss)
 per share..............      (.24)     (3.37)       (6.78)       (6.64)      (19.57)
Diluted net income
 (loss) per share.......      (.24)     (3.37)       (6.78)       (6.64)      (19.57)

                                                  1999
                          -------------------------------------------------------
                                        Quarter Ended
                          ------------------------------------------- Year Ended
                          March 31  June 30  September 30 December 31 December 31
                          --------  -------  ------------ ----------- -----------
                                  (In thousands, except per share data)
Revenues................  $15,582   $18,736    $22,782      $27,676     $84,776
Total costs and
 expenses...............   19,011    20,679     22,781       25,615      88,086
Operating income
 (loss).................   (3,429)   (1,943)         1        2,061      (3,310)
Minority interest in net
 loss of subsidiary.....      250       178        294          114         836
Net income (loss).......   (1,993)     (152)     1,567        4,533       3,955
Basic net income (loss)
 per share..............     (.02)      .00        .02          .04         .04
Diluted net income
 (loss) per share.......     (.02)      .00        .01          .04         .03

   Our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to this item may be found in the section captioned "Directors and Executive Officers of the Registrant" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with VeriSign's 2001 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. This information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report

     1. Financial statements

     . Management's Report

     . Independent Auditors' Report

     . Consolidated Balance Sheets
           As of December 31, 2000 and 1999

     . Consolidated Statements of Operations
           Years Ended December 31, 2000, 1999 and 1998

     . Consolidated Statements of Stockholders' Equity
           Years Ended December 31, 2000, 1999 and 1998

     . Consolidated Statements of Comprehensive Income (Loss)
           Years Ended December 31, 2000, 1999 and 1998

     . Consolidated Statements of Cash Flows
           Years Ended December 31, 2000, 1999 and 1998

     . Notes to Consolidated Financial Statements

     2. Financial statement schedules

     . Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

     3. Exhibits

       (a) Index to Exhibits

                                                    Incorporated by
                                                       Reference
 Exhibit                                          -------------------  Filed
 Number            Exhibit Description            Form  Date   Number Herewith
 -------           -------------------            ---- ------- ------ --------
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

 2.03    Exchange Agreement dated as of
          December 19, 1999 by and between the
          Registrant and Mark Shuttleworth        8-K  2/16/00   2.1

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

 3.02    Third Amended and Restated Certificate
          of Incorporation of the Registrant      S-1  1/29/98  3.02

 3.04    Amended and Restated Bylaws of the
          Registrant                              S-1  1/29/98  3.04

 3.05    Amendment to Third Amended and
          Restated Certificate of Incorporation
          of the Registrant                       S-8  7/15/99  4.03


                                                    Incorporated by
                                                       Reference
 Exhibit                                          -------------------  Filed
 Number            Exhibit Description            Form  Date   Number Herewith
 -------           -------------------            ---- ------- ------ --------
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

  4.05   Registration Rights Agreement dated as
          of July 6, 1998 by and between the
          Registrant and the former
          shareholders of SecureIT                 S-8  7/7/98  4.09

  4.06   Registration Rights Agreement dated as
          of December 19, 1999 by and between
          the Registrant and Mark Shuttleworth    10-K 3/22/00  4.06

  4.07   Voting Agreement dated as of March 6,
          2000 among the Registrant and the
          parties indicated therein                8-K  3/8/00   9.1

  4.08   Registration Rights Agreement dated as
          of March 6, 2000 among the Registrant
          and the parties indicated therein        8-K  3/8/00  99.1

 10.01   Registrant's 1998 Equity Incentive
          Plan                                     S-8 7/15/99  4.04

 10.02   Registrant's 1998 Employee Stock
          Purchase Plan                            S-8 7/15/99  4.05

 10.03   Form of Non-Plan Stock Option for
          options granted to certain non-
          executive officer employees              S-8 7/15/99  4.06

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

 10.15   Assignment Agreement, dated April 19,
          1995 between the Registrant and RSA
          Data Security, Inc.                      S-1 1/29/98 10.15

 10.16   BSAFE/TIPEM OEM Master License
          Agreement, dated April 18, 1995,
          between the Registrant and RSA Data
          Security, Inc., as amended               S-1 1/29/98 10.16

 10.17   Non-Compete and Non-Solicitation
          Agreement, dated April 18, 1995,
          between the Registrant and RSA
          Security, Inc.                           S-1 1/29/98 10.17


                                                   Incorporated by
                                                      Reference
 Exhibit                                         --------------------  Filed
 Number           Exhibit Description            Form   Date   Number Herewith
 -------          -------------------            ---- -------- ------ --------
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

 10.32   Sublease dated as of September 25,
          1998 between the Registrant and
          Silicon Graphics, Inc.                  S-1   1/5/99 10.32

 10.33   Lease between Ellis-Middlefield
          Business Park and VeriSign, Inc. at
          Building 1 455 East Middlefield Road
          dated October 27, 2000                 10-Q 11/13/00  10.1

 10.34   Lease between Ellis-Middlefield
          Business Park and VeriSign, Inc. at
          Buildings 2 and 3 487 and 501East
          Middlefield Road dated October 27,
          2000                                   10-Q 11/13/00  10.2

 10.35   Lease between Ellis-Middlefield
          Business Park and VeriSign, Inc. at
          Building 4 575 East Middlefield Road
          dated October 27, 2000                 10-Q 11/13/00  10.3

                                                   Incorporated by
                                                      Reference
 Exhibit                                         --------------------  Filed
 Number           Exhibit Description            Form   Date   Number Herewith
 -------          -------------------            ---- -------- ------ --------
 10.36   Lease between Sobrato Development
          Companies #792 and VeriSign, Inc. at
          Building 5 685 East Middlefield Road
          dated October 27, 2000                 10-Q 11/13/00  10.4

 10.37   Separation Letter Agreement between
          James P. Rutt and VeriSign, Inc.
          dated February 23, 2001                                         X

 21.01   Subsidiaries of the Registrant                                   X

 23.01   Consent of KPMG LLP                                              X

--------
* Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

       (b) Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended December
      31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 27th day of March 2001.

                                          VeriSign, Inc.

                                                  /s/ Stratton D. Sclavos
                                          By __________________________________
                                                    Stratton D. Sclavos
                                               President and Chief Executive
                                                          Officer

   KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Stratton D. Sclavos, Dana L. Evan and James M. Ulam, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intends and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 2001.

                 Signature                                     Title
                 ---------                                     -----

        /s/ Stratton D. Sclavos              President, Chief Executive Officer and
____________________________________________ Director
            Stratton D. Sclavos

            /s/ Dana L. Evan                 Executive Vice President of Finance and
____________________________________________ Administration and Chief Financial Officer
                Dana L. Evan

          /s/ D. James Bidzos                Chairman of the Board
____________________________________________
              D. James Bidzos

         /s/ William Chenevich               Director
____________________________________________
             William Chenevich

          /s/ Kevin R. Compton               Director
____________________________________________
              Kevin R. Compton

           /s/ David J. Cowan                Director
____________________________________________
               David J. Cowan

          /s/ Scott G. Kriens                Director
____________________________________________
              Scott G. Kriens

         /s/ Timothy Tomlinson               Director
____________________________________________
             Timothy Tomlinson

                             SUMMARY OF TRADEMARKS

   VeriSign and/or its Affiliates and subsidiaries hold trademark registrations for the following trademarks and service marks from the United States Patent and Trademark Office and other trademark offices around the world:

 .COM FUELED BY NETWORK SOLUTIONS
ACME BYTE & WIRE
DOT COM MAIL
DOT COM TOOLKIT
EXTRAGRATION
GLOBE GEAR [DESIGN]
GREATDOMAINS
IDNAMES
IMAGECAFE
MAKE A NAME FOR YOURSELF
NAMESECURE.COM
NETSOL
NETSURE
NETWORK SOLUTIONS
NETWORK SOLUTIONS W/DIAMOND DESIGN
ONSITE
PAYFLOW
REGISTRATION PLUS
SECUREIT
SECURETEST
SECUREVIEW
SIGNIO
THAWTE (Stylized)
THE .COM SERIES
THE DOT COM PEOPLE
THE SIGN OF TRUST ON THE INTERNET
V AND DESIGN
VERISIGN
WEBPASS
WORLDNIC
WORLDNIC AND [DESIGN]

   VeriSign and/or its Affiliates and subsidiaries have applied to register the following trademarks and service marks with the United States Patent and Trademark Office and other trademark offices around the world:

 .COM FUELED BY NETWORK SOLUTIONS
AUTHENTICATED PAYMENT
AUTHENTICATED PAYMENT SERVICES
AUTHENTICATED PAYMENT SOLUTION
AUTHENTICATION SERVICES BUREAU
DOMAIN MAGISTRATE
DOMAIN NAME SECURE
DOT COM BIZ CARD
DOT COM CLUB
DOT COM DASHBOARD
DOT COM DIRECTORY

DOT COM ESSENTIALS
DOT COM FORWARDING
DOT COM MAIL
DOT COM PAGES
DOT COM TOOLKIT
ECENTRECOM
ELECTRONIC CREDENTIALS FOR THE INTERNET
ENUM WORLD
EZDOMAIN AUCTION.COM
FAST SALE
FASTSALE
G DESIGN
GLOBAL TRUST NETWORK
GLOBE GEAR [DESIGN]
GREATDOMAINS
GREATNAMES
GREATTITLE
GREATWEBSITES
IDNAMES
IDNAMES.COM
IMAGECAFE
IMAGECAFE.COM
INTERNET TRUST COMPANY
MAKE A NAME FOR YOURSELF
ME@MYNAME
N AND DESIGN
NAME SECURE
NAME SECURE AND DESIGN
NANOBIZ
NANOBIZ.COM
NETSOL
NETWORK SOLUTIONS
NETWORK SOLUTIONS AND [DESIGN]
NSI
NSIRATED
NSIRATED AND [DESIGN]
PAYFLOW
REGISTRATION PLUS
SIGNIO
STARBURST DESIGN
STOP SEARCHING, START FINDING
THAWTE
THE .COM SERIES
THE DOT COM PEOPLE
TRUSTEDDNS
V CHECKMARK DESIGN
V-COMMERCE
VERISIGN
VERISIGN WPN
WHERE NAMES MEAN BUSINESS
WORLDNIC
WORLDNIC AND [DESIGN]

WORLDTRUST
XML PAY
ZNUM

   VeriSign and/or its Affiliates and subsidiaries claim common law rights in the following trademarks and service marks:

@CHECK
BUSINESS WEBNUM
COUNTRY WEBNUM
DOMAIN ASSOCIATE
DOT COM ASSURANCE
DOT COM PROMOTION
DOT COM TOOLKIT
DOT COM VALET
ETN
GLOBAL WEBNUM
GOSECURE!
IN SEARCH OF MY DOT COM
INDIVIDUAL WEBNUM
LOCAL WEBNUM
LOGO NUMBERS
NANOX
PAYFLOW LINK
PAYFLOW PRO
PAYGRAM.COM
RESERVED WEBNUM
THE DOT COM NEWS
TOLL FREE WEBNUM
VERISIGN GLOBAL REGISTRY SERVICES
WEBNUM
WEBNUM & DESIGN
WIRELESS WEBNUM

                              FINANCIAL STATEMENTS

   As required under Item 8--Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

   Financial Statement Description                                          Page
   -------------------------------                                          ----
   . Management's Report...................................................  58

   . Independent Auditors' Report..........................................  59

   . Consolidated Balance Sheets
     As of December 31, 2000 and 1999......................................  60

   . Consolidated Statements of Operations
     For the Years Ended December 31, 2000, 1999 and 1998..................  61

   . Consolidated Statements of Stockholders' Equity
     For the Years Ended December 31, 2000, 1999 and 1998..................  62

   . Consolidated Statements of Comprehensive Income (Loss)
     For the Years Ended December 31, 2000, 1999 and 1998..................  64

   . Consolidated Statements of Cash Flows
     For the Years Ended December 31, 2000, 1999 and 1998..................  65

   . Notes to Consolidated Financial Statements............................  66

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

   VeriSign's consolidated financial statements have been audited by KPMG LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

   The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent auditors to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to external auditors.

                                          VeriSign, Inc.

                                                  /s/ Stratton D. Sclavos
                                          By __________________________________
                                                   Stratton D. Sclavos,
                                               President and Chief Executive
                                                          Officer


                                                     /s/ Dana L. Evan
                                          By __________________________________
                                                       Dana L. Evan,
                                                Executive Vice President of
                                              Finance and Administration and
                                                  Chief Financial Officer

Mountain View, California
January 23, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
VeriSign, Inc.:

   We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Mountain View, California
January 23, 2001

                        VERISIGN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             December 31,
                                                         ---------------------
                                                            2000        1999
                                                         -----------  --------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $   460,362  $ 70,382
  Short-term investments................................     565,913    86,098
  Accounts receivable, net of allowance for doubtful
   accounts of $5,261 in 2000 and $1,108 in 1999........     128,011    22,727
  Prepaid expenses and other current assets.............      32,146     3,635
                                                         -----------  --------
    Total current assets................................   1,186,432   182,842
Property and equipment, net.............................     105,602    10,194
Goodwill and other intangible assets, net...............  17,656,641       --
Long-term investments...................................     209,145   144,751
Other assets, net.......................................      37,402     3,379
                                                         -----------  --------
                                                         $19,195,222  $341,166
                                                         ===========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities.............. $   193,952  $ 10,902
  Accrued merger costs..................................      18,814       --
  Deferred revenue......................................     452,713    31,777
                                                         -----------  --------
    Total current liabilities...........................     665,479    42,679
                                                         -----------  --------
Long-term deferred revenue..............................      55,575       --
Other long-term liabilities.............................       3,560       128
                                                         -----------  --------
    Total long-term liabilities.........................      59,135       128
                                                         -----------  --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock--par value $.001 per share
   Authorized shares: 5,000,000
   Issued and outstanding shares: none..................         --        --
  Common stock--par value $.001 per share
   Authorized shares: 1,000,000,000
   Issued and outstanding shares: 198,639,497 (excluding
   40,000 shares held in  treasury) at December 31, 2000
   103,482,841 at December 31, 1999.....................         199       103
Additional paid-in capital..............................  21,670,647   258,239
Notes receivable from stockholders......................        (245)      --
Unearned compensation...................................     (36,365)     (172)
Accumulated deficit.....................................  (3,162,926)  (47,452)
Accumulated other comprehensive income (loss)...........        (702)   87,641
                                                         -----------  --------
    Total stockholders' equity..........................  18,470,608   298,359
                                                         -----------  --------
                                                         $19,195,222  $341,166
                                                         ===========  ========

          See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Year Ended December 31,
                                               -------------------------------
                                                  2000        1999      1998
                                               -----------  --------  --------
Revenues...................................... $   474,766  $ 84,776  $ 38,930
                                               -----------  --------  --------
Costs and expenses:
  Cost of revenues............................     163,049    31,898    19,454
  Sales and marketing.........................     167,148    34,145    22,943
  Research and development....................      41,256    13,303     8,435
  General and administrative..................      60,672     8,740     7,688
  Write-off of acquired in-process research
   and development............................      54,000       --        --
  Amortization of goodwill and other
   intangible assets..........................   3,188,950       --        --
  Special charges.............................         --        --      3,555
                                               -----------  --------  --------
    Total costs and expenses..................   3,675,075    88,086    62,075
                                               -----------  --------  --------
Operating loss................................  (3,200,309)   (3,310)  (23,145)
Other income:
  Gain on sale of marketable securities.......      34,996       --        --
  Interest income.............................      52,651     7,365     2,280
  Other expense, net..........................      (1,478)     (936)     (160)
                                               -----------  --------  --------
    Total other income........................      86,169     6,429     2,120
                                               -----------  --------  --------
Income (loss) before minority interest........  (3,114,140)    3,119   (21,025)
Minority interest in net (income) loss of
 subsidiary...................................      (1,334)      836     1,282
                                               -----------  --------  --------
Net income (loss)............................. $(3,115,474) $  3,955  $(19,743)
                                               ===========  ========  ========
Net income (loss) per share:
  Basic....................................... $    (19.57) $    .04  $   (.24)
                                               ===========  ========  ========
  Diluted..................................... $    (19.57) $    .03  $   (.24)
                                               ===========  ========  ========
Shares used in per share computation:
  Basic.......................................     159,169   100,531    83,492
                                               ===========  ========  ========
  Diluted.....................................     159,169   114,610    83,492
                                               ===========  ========  ========


          See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                 Year Ended
                                                                December 31,
                                                              ----------------
                                                              2000  1999  1998
                                                              ----- ----- ----
Preferred stock:
  Balance, beginning of year:
    No shares at January 1, 2000
    No shares at January 1, 1999
    40,124,024 shares at January 1, 1998..................... $ --  $ --  $ 40
  Conversion of preferred stock to common stock (40,124,024)
   shares in 1998............................................   --    --   (40)
                                                              ----- ----- ----
  Balance, end of year:
    No shares at December 31, 2000, 1999 or 1998.............   --    --   --
                                                              ----- ----- ----
Common stock:
  Balance, beginning of year:
    103,482,841 shares at January 1, 2000
    92,346,768 shares at January 1, 1999
    35,145,704 shares at January 1, 1998.....................   103    92   36
  Issuance of common stock:
    81,600 shares in 1998....................................   --    --   --
  Issuance of common stock through public offerings:
    6,390,000 shares in 1999
    13,800,000 shares in 1998................................   --      6   13
  Conversion of preferred stock to common stock:
    40,124,024 shares in 1998................................   --    --    40
  Issuance of common stock for business combinations:
    88,948,676 shares in 2000................................    89   --   --
  Issuance of common stock under employee stock purchase
   plan:
    550,724 shares in 2000
    547,896 shares in 1999
    232,900 shares in 1998...................................     1     1  --
  Exercise of common stock options:
    5,657,256 shares in 2000
    4,198,177 shares in 1999
    2,962,540 shares in 1998.................................     6     4    3
                                                              ----- ----- ----
  Balance, end of year:
    198,639,497 shares at December 31, 2000
    103,482,841 shares at December 31, 1999
    92,346,768 shares at December 31, 1998...................   199   103   92
                                                              ----- ----- ----

                                                                     (Continued)

          See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

                                                  Year Ended December 31,
                                               -------------------------------
                                                  2000        1999      1998
                                               -----------  --------  --------
Additional paid-in capital:
  Balance, beginning of year.................. $   258,239  $ 92,728  $ 45,360
  Issuance of common stock....................         --        --         70
  Issuance of common stock through public
   offerings, net of offering expenses of
   $7,239 in 1999 and $4,561 in 1998..........         --    121,354    43,729
  Issuance of common stock and common stock
   options for business combinations..........  21,273,280       --        --
  Issuance of common stock under employee
   stock purchase plan........................       4,696     1,989       693
  Unearned compensation related to common
   stock options..............................         --        --      1,176
  Income tax benefit from exercise of employee
   stock options..............................      67,448    29,778       --
  Exercise of common stock options............      66,984    12,390     1,700
                                               -----------  --------  --------
  Balance, end of year........................  21,670,647   258,239    92,728
                                               -----------  --------  --------
Notes receivable from stockholders:
  Balance, beginning of year..................         --       (409)     (644)
  Loans acquired through business
   combinations...............................        (766)      --        --
  Payments on notes receivable................         521       409       235
                                               -----------  --------  --------
  Balance, end of year........................        (245)      --       (409)
                                               -----------  --------  --------
Unearned compensation:
  Balance, beginning of year..................        (172)     (276)     (380)
  Unearned compensation resulting from
   business combinations .....................     (37,915)      --        --
  Amortization of unearned compensation.......       1,722       104       104
                                               -----------  --------  --------
  Balance, end of year........................     (36,365)     (172)     (276)
                                               -----------  --------  --------
Accumulated deficit:
  Balance, beginning of year..................     (47,452)  (51,407)  (30,871)
  Net income (loss)...........................  (3,115,474)    3,955   (19,743)
  Subchapter S distributions of SecureIT,
   Inc........................................         --        --       (793)
                                               -----------  --------  --------
  Balance, end of year........................  (3,162,926)  (47,452)  (51,407)
                                               -----------  --------  --------
Accumulated other comprehensive income:
  Balance, beginning of year..................      87,641       --        --
  Translation adjustments.....................         525       --        --
  Change in unrealized gain on investments,
   net of tax.................................     (88,868)   87,641       --
                                               -----------  --------  --------
  Balance, end of year........................        (702)   87,641       --
                                               -----------  --------  --------
Total stockholders' equity.................... $18,470,608  $298,359  $ 40,728
                                               ===========  ========  ========

          See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                    2000       1999     1998
                                                 -----------  ------- --------
Net income (loss)............................... $(3,115,474) $ 3,955 $(19,743)
Other comprehensive income:
  Translation adjustments.......................         525      --       --
  Change in unrealized gain on investments, net
   of tax.......................................     (88,868)  87,641      --
                                                 -----------  ------- --------
Comprehensive income (loss)..................... $(3,203,817) $91,596 $(19,743)
                                                 ===========  ======= ========



          See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Year Ended December 31,
                                              --------------------------------
                                                 2000        1999       1998
                                              -----------  ---------  --------
Cash flows from operating activities:
  Net income (loss).......................... $(3,115,474) $   3,955  $(19,743)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization of property
     and equipment...........................      27,855      5,404     3,946
    Amortization of goodwill and other
     intangible assets.......................   3,188,950        --        --
    Write-off of acquired in-process research
     and development.........................      54,000        --        --
    Provision for bad debt...................       5,797        859       590
    Gain on sale of marketable securities....     (34,996)       --        --
    Minority interest in net loss of
     subsidiary..............................       1,334       (836)   (1,282)
    Amortization of unearned compensation....       1,722        104     1,280
    Loss on disposal of property and
     equipment...............................         520        381        42
  Changes in operating assets and
   liabilities:
    Accounts receivable......................     (87,965)   (13,817)   (6,969)
    Prepaid expenses and other current
     assets..................................      29,359     (1,461)   (1,180)
    Accounts payable and accrued
     liabilities.............................      71,803      1,395     3,657
    Deferred revenue.........................      49,092     18,681     7,829
                                              -----------  ---------  --------
      Net cash provided by (used in)
       operating activities..................     191,997     14,665   (11,830)
                                              -----------  ---------  --------
Cash flows from investing activities:
  Purchases of short-term investments........  (1,007,634)  (132,238)  (63,383)
  Proceeds from maturities and sales of
   short-term investments....................     537,269     65,099    52,375
  Purchases of long-term investments.........    (197,536)   (26,896)     (436)
  Proceeds from maturities and sales of long-
   term investments..........................     103,534        --        --
  Purchases of property and equipment........     (58,778)    (6,019)   (4,413)
  Cash acquired in purchase transactions,
   less amounts paid.........................     835,758        --        --
  Transaction costs..........................     (62,594)       --        --
  Other assets...............................     (26,015)    (3,168)     (119)
                                              -----------  ---------  --------
      Net cash provided by (used in)
       investing activities..................     124,004   (103,222)  (15,976)
                                              -----------  ---------  --------
Cash flows from financing activities:
  Net proceeds from issuance of common
   stock.....................................      71,687    135,744    46,208
  Collections on notes receivable from
   stockholders..............................         521        409       235
  Investment in VeriSign KK..................       1,246        --        --
  Subchapter S distributions by SecureIT,
   Inc.......................................         --         --       (793)
                                              -----------  ---------  --------
      Net cash provided by financing
       activities............................      73,454    136,153    45,650
                                              -----------  ---------  --------
Effect of exchange rate changes on cash......         525        --        --
                                              -----------  ---------  --------
Net increase in cash and cash equivalents....     389,980     47,596    17,844
Cash and cash equivalents at beginning of
 year........................................      70,382     22,786     4,942
                                              -----------  ---------  --------
Cash and cash equivalents at end of year..... $   460,362  $  70,382  $ 22,786
                                              ===========  =========  ========
Supplemental cash flow disclosures:
  Noncash investing and financing activities:
    Issuance of common stock for business
     combinations............................ $21,273,369  $     --   $    --
                                              ===========  =========  ========
    Income tax benefit from exercise of stock
     options................................. $    67,448  $  29,778  $    --
                                              ===========  =========  ========
    Unrealized gain (loss) on investments,
     net of tax.............................. $   (88,868) $  87,641  $    --
                                              ===========  =========  ========
    Cash paid for income taxes............... $     1,267  $     698  $    --
                                              ===========  =========  ========

          See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

Note 1. Description of Business and Summary of Significant Accounting Policies

 Business

   VeriSign, Inc., a Delaware corporation, provides trusted infrastructure services to website owners, enterprises, electronic commerce service providers and individuals. Its domain name registration, digital certificate, global registry and payment services provide the critical web identity, authentication and transaction infrastructure that online businesses need to establish their web identities and to conduct secure e-commerce and communications. Its services support businesses and consumers from their first establishment of an Internet presence throughout the lifecycle of e-commerce activities.

 Consolidation

   The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after elimination of intercompany accounts and transactions. As of December 31, 2000, VeriSign owned approximately 69.2% of the outstanding shares of capital stock of its subsidiary, VeriSign Japan K.K. The minority interest in VeriSign Japan K.K. is included in other long-term liabilities in the accompanying consolidated balance sheets. Changes in VeriSign's proportionate share of the net assets of VeriSign Japan resulting from sales of capital stock by the subsidiary are accounted for as equity transactions.

 Foreign Currency Translation

   The functional currency for substantially all of VeriSign's international subsidiaries is the U.S. dollar; however, the subsidiaries' books of record are maintained in local currency. As a result, the subsidiaries' financial statements are remeasured into U.S. dollars using a combination of current and historical exchange rates and any transaction gains and losses, which have not been significant, are included in operating results.

   The financial statements of the subsidiaries for which the local currency is the functional currency are translated into U.S. dollars using the current rate for assets and liabilities and a weighted average rate for the period for revenues and expenses. The cumulative translation adjustment that results from this translation is included in accumulated other comprehensive income.

 Cash, Cash Equivalents, and Short and Long-Term Investments

   VeriSign considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper, market auction securities, and various deposit accounts.

   VeriSign's investments are classified as "available-for-sale" and are carried at fair value based on quoted market prices. These investments consist of commercial paper, medium term notes, U.S. government and agency securities and corporate bonds and notes. Those investments with maturities greater than three months and less than twelve months at the date of acquisition are considered short-term investments and those with maturities greater than twelve months are considered long-term investments. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

   VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. These investments are included in long-term investments. Investments in non-public companies are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing each investment's carrying value. Investments in public companies are recorded at fair market value with the associated unrealized gain or loss

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

included in accumulated other comprehensive income. VeriSign identifies and records impairment losses on its investments when circumstances indicate that a decline in the fair value of an investment is other than temporary.

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease terms.

 Capitalized Software

   Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no costs have been capitalized to date.

   Costs of internal use software are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1. SOP 98-1, requires that software developed for internal use be capitalized once certain criteria have been met. To date, no costs related to internally developed software have been capitalized. Software purchases for internal use, along with the costs of implementation services, are capitalized and amortized over the estimated useful life of the software, generally three years.

 Revenue Recognition

   The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support ("PCS"), installation, training, etc. to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

   Revenues from authentication services consist of fees for the issuance of digital certificates, fees for digital certificate service provisioning, fees for technology and business process licensing to affiliates and fees for consulting, implementation, training, support and maintenance services. Each of these sources of revenue has different revenue recognition methods. Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of OnSite managed services are deferred and recognized ratably over the term of the license, generally 12 months.

   Revenues from the licensing of digital certificate technology and business process technology are sold in arrangements involving multiple elements including PCS, training and other services. PCS can be renewed

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

annually for an additional fee. The Company uses the PCS renewal rate as evidence of fair value of PCS. The Company establishes evidence of fair value for training and other services through the price charged when the same element is sold separately. Since the Company has established evidence of fair value for all undelivered elements of the arrangement, revenue is recognized under the residual method. The fair value of PCS is recognized over the PCS term, training and other service revenue is recognized when delivered and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS.

   Revenues from consulting and training services are recognized using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements.

   Revenues from payment services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. VeriSign adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," beginning October 1, 2000. In accordance with SAB 101, revenues from the set-up fee are deferred and recognized ratably over the period that the fees are earned. Revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided. The adoption of SAB 101 did not impact the Company's existing revenue recognition policies.

   Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the sale or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years.

 Advertising Expense

   Advertising costs are expensed as incurred. Advertising expense was $90,478,000 in 2000, $3,037,000 in 1999 and $1,858,000 in 1998.

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

 Unearned Compensation

   VeriSign accounts for its unearned compensation plans using the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." VeriSign adopted FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25" as of July 1, 2000. FIN 44 provides guidance on the application of APB 25 for stock compensation involving employees. As prescribed by FIN 44, VeriSign allocated a portion of the intrinsic value of unvested stock options assumed in purchase business combinations completed after

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

July 1, 2000 to unearned compensation. These amounts will be amortized to expense over the remaining vesting periods of the respective options.

 Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options, if any, computed using the treasury stock method and convertible securities using the if-converted method.

   The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- ------- ------
                                                             (In thousands)
   Shares used to compute basic net income (loss) per
    share:
     Weighted average shares outstanding...............  159,169 100,531 83,492
     Dilutive stock options............................      --   14,079    --
                                                         ------- ------- ------
   Shares used to compute diluted net income (loss) per
    share..............................................  159,169 114,610 83,492
                                                         ======= ======= ======

   For 2000, VeriSign excluded all shares subject to outstanding stock options, a total of 28,639,917 shares, from the calculation of diluted net loss per share because these securities would have been anti-dilutive. For 1999, VeriSign excluded from the calculation of diluted net income per share 481,320 shares related to stock options with an exercise price higher than $49.70, the weighted average fair market value of the common stock for the year. For 1998, VeriSign excluded all convertible preferred stock and outstanding stock options from the calculation of diluted net loss per share because these securities would have been anti-dilutive. The excluded shares totaled 16,516,368 shares for 1998.

 Other Comprehensive Income (Loss)

   Other comprehensive income (loss) includes gains and losses that are not included in net income (loss) but instead are recorded directly in stockholders' equity. Other comprehensive income (loss) includes unrealized gains (losses) on investments and cumulative translation adjustments.

 Concentration of Credit Risk

   Financial instruments that potentially subject VeriSign to significant concentrations of credit risk consist principally of cash, cash equivalents, short and long-term investments and accounts receivable. VeriSign maintains its cash, cash equivalents and short-term investments with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. VeriSign also performs ongoing credit evaluations of its customers and, generally, requires no collateral. VeriSign maintains an allowance for potential credit losses on its accounts receivable. Amounts added to the allowance for doubtful accounts through charges to bad debt expense totaled $5,797,000 in 2000, $859,000 in 1999 and $590,000 in 1998. Uncollectible
amounts written off totaled $1,644,000 in 2000, $268,000 in 1999, and $359,000 in 1998.

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


 Impairment of Long-Lived Assets

   VeriSign's long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets. VeriSign reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, or a significant change in the operations of the acquired business.

   Recoverability of long-lived assets is measured by comparison of the carrying amount to future undiscounted net cash flows the assets are expected to generate. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair market value. To date, results of operations and cash flows from VeriSign's acquisitions have been consistent with original expectations and no adjustments to the carrying value of long-lived assets have been required, however, changes in the economy, the business in which the Company operates and VeriSign's own relative performance could change the assumptions used to evaluate the recovery of goodwill and other intangible assets. VeriSign monitors the preceding factors to identify events or circumstances which would cause the Company to test for impairment and revise its assumptions on the estimated recovery of goodwill and intangible assets.

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

 Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Adoption of the new standard will not have a material affect on the Company's consolidated financial statements.

Note 2. Business Combinations

  Purchases

 THAWTE Consulting (Pty) Ltd. Acquisition

   On February 1, 2000, VeriSign completed its acquisition of THAWTE Consulting
(Pty) Ltd., a privately held South African company, that provides digital certificates to website owners and software developers. VeriSign issued approximately 4.4 million shares of its common stock in exchange for all of the outstanding

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

shares of THAWTE. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $652 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Goodwill and other intangible assets are being amortized on a straight-line basis over two to three years. THAWTE's results of operations have been included in the consolidated financial statements from its date of acquisition.

 Signio, Inc. Acquisition

   On February 29, 2000, VeriSign completed its acquisition of Signio, Inc. a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. VeriSign issued approximately 5.6 million shares of its common stock in exchange for all the outstanding shares of Signio and also assumed all of Signio's outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $876 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Goodwill and other intangible assets are being amortized on a straight-line basis over three years. Signio's results of operations have been included in the consolidated financial statements from its date of acquisition.

 Network Solutions, Inc. Acquisition

   On June 8, 2000, VeriSign completed its acquisition of Network Solutions, Inc. a publicly traded company that provides Internet domain name registration and global registry services. The total consideration of approximately $19.6 billion was based on: the fair value of VeriSign's common stock issued; stock options assumed; and merger related costs. At the closing, VeriSign issued approximately 78.3 million shares of its common stock valued at approximately $18.0 billion, based on an exchange ratio of 1.075 shares of VeriSign's common stock for each outstanding share of Network Solutions common stock. VeriSign assumed outstanding options to purchase Network Solutions common stock, which were converted into options to acquire approximately 9.1 million shares of VeriSign's common stock, with a fair value of approximately $1.6 billion, based on the same exchange ratio, subject to terms and conditions, including exercisability and vesting schedules, of the original options.

   As part of the purchase price, VeriSign recorded a provision for merger related costs of $67.3 million, which are necessary to integrate Network Solutions and VeriSign. The provision is associated with the activities of integration teams responsible for merging the two companies and includes such items as investment banking fees, legal fees, filing fees, provision for acceleration of stock option vesting and employee relocation expenses. For the period from June 8, 2000 to December 31, 2000, approximately $43.1 million was paid for filing fees, legal fees and consulting fees related to the acquisition. An additional $9.3 million was recorded against the provision for the write-off of duplicative information systems, prepaid director and officer insurance premiums, employee relocation and severance payments. The balance of the provision as of December 31, 2000 relates primarily to relocation expenses, severance costs and consultant fees related to the integration of computer systems and human resource plans.

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

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


 Other Acquisitions

   In 2000, VeriSign completed acquisitions of several other privately held companies, each of which was individually not significant. VeriSign issued approximately 661,000 shares of its common stock and approximately $33.3 million in cash in exchange for all of the outstanding shares of these companies. VeriSign also assumed outstanding stock options for certain of these acquisitions. Additionally, VeriSign escrowed shares of common stock which will be released to the principal stockholders of certain of the acquired companies over an employment term. As a result, unearned compensation of approximately $30.5 million was recorded which will be amortized over the two year period of required employment. Each of the acquisitions has been accounted for as a purchase and, accordingly, the aggregate purchase price of approximately
$120.2 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. Goodwill and other intangible assets are being amortized on a straight-line basis over two to four and a half years. The acquired companies' results of operations have been included in the consolidated financial statements from their respective dates of acquisition. The Company recorded an additional provision for merger related costs of $4.2 million for employee severance, relocation and write down of duplicative systems.

 Purchase Price Allocations

   The purchase consideration for the acquisitions was allocated to the assets acquired and liabilities assumed based on fair values as follows:

                                                                    Straight-Line
                                               Network              Amortization
                           THAWTE   Signio    Solutions    Other       Period
                          -------- --------  -----------  --------  -------------
                                  (Dollars in thousands)               (Years)
Net tangible assets.....  $    566 $  2,888  $   705,715  $ 13,317         --
ISP hosting
 relationships..........    11,389      --           --        --          2.0
Customer relationships..     2,815   15,402          --        --          3.0
Technology in place.....     2,963    5,680       29,500       390     3.0-3.5
Non-compete agreement...       939      --           --        --          3.0
Trade names.............       913    4,501       67,400     1,400     2.0-3.0
Workforce in place......       342    1,353       16,900       800     3.0-4.0
Contracts with Internet
 Corporation for
 Assigned Names and
 Numbers (ICANN) and
 customer lists.........       --       --       800,700    10,230     3.4-4.5
In-process research and
 development............       --       --        54,000       --          --
Goodwill................   632,087  854,635   18,295,026    87,155     3.0-4.0
Unearned compensation
 attributable to
 unvested stock options
 assumed................       --       --           --      7,421         --
Deferred income tax
 liabilities
 attributable to
 identifiable intangible
 assets.................       --    (8,732)    (334,432)     (487)        --
                          -------- --------  -----------  --------
Net assets acquired.....  $652,014 $875,727  $19,634,809  $120,226
                          ======== ========  ===========  ========

 Acquired In-Process Research and Development

   The portion of the Network Solutions purchase price allocated to in-process research and development, or IPR&D, was $54 million and was expensed during the quarter ended June 30, 2000. Network Solution's

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system, or SRS. The SRS is the system that provides shared registration interface to the accredited and licensed registrars into the .com, .net, and .org top level domain, or TLD, name registry. It is through this system that registrars from all over the world are able to register domain names with the central database. Given the high demand on the SRS, it is in need of improvements and upgrades in the area of scalability, security, non-English language capability and next generation resource provisioning protocol.

   As of the acquisition date, Network Solutions was in the process of developing technology that would add substantial functionality and features to the SRS. The IPR&D had not yet reached technological feasibility and had no alternative uses. The IPR&D under development may not achieve technical or commercial viability. The technological feasibility of the in-process development efforts is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications including functions, features, and technical performance requirements. This estimate was based on the project costs and milestones. As of December 31, 2000, the development efforts related to upgrades and improvements in the SRS and other systems are ongoing and expected to be completed by March 31, 2001.

   The fair value assigned to IPR&D was estimated by discounting, to present value, the cash flows attributable to the technology once it has reached technological feasibility. A discount rate of 22% was used to estimate the present value of cash flows, which is consistent with the risk of the project. The value assigned to IPR&D was the amount attributable to the efforts of the seller up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased research and development project at the time of acquisition.

 Pro forma results of operations

   The following summary, prepared on a pro forma basis, presents the results of operations as if THAWTE, Signio and Network Solutions had been acquired as of January 1, 1999. The pro forma results of operations include the impact of certain adjustments, primarily amortization of goodwill and intangible assets and excludes the one-time IPR&D charge.

                                                       Year Ended December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
                                                           (In thousands,
                                                       except per share data)
   Revenues........................................... $   661,995  $   308,790
   Net loss...........................................  (5,232,753)  (5,315,335)
   Basic and diluted net loss per share...............      (26.87)      (28.12)

 Pooling of Interests

   In July 1998, VeriSign completed a merger with SecureIT, Inc. ("SecureIT"). SecureIT is a provider of Internet and enterprise security solutions comprising a full range of products and services to assist clients with assessing, designing and implementing security solutions. The merger was effected by exchanging approximately 6,664,000 shares of VeriSign common stock for all of the outstanding common stock of SecureIT. Each share of SecureIT was exchanged for 0.164806 of one share of VeriSign common stock. In addition, outstanding SecureIT employee stock options were converted at the same exchange ratio into options to purchase approximately 760,000 shares of VeriSign common stock.

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


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

Note 3. Cash, Cash Equivalents and Short and Long-Term Investments

   All short-term investments and marketable long-term investments have been classified as available-for-sale securities and consist of the following:

                                                 December 31, 2000
                                    -------------------------------------------
                                                 Gross      Gross
                                               Unrealized Unrealized Estimated
                                       Cost      Gains      Losses   Fair Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Classified as current assets:
  Cash............................. $   67,848  $   --     $    --   $   67,848
  Commercial paper.................    740,162       30        (503)    739,689
  Corporate bonds and notes........      8,004       31         --        8,035
  Money market funds...............    186,736      --          --      186,736
  Medium term corporate notes......     10,882       17         --       10,899
  Other............................     13,068      --          --       13,068
                                    ----------  -------    --------  ----------
                                     1,026,700       78        (503)  1,026,275
                                    ----------  -------    --------  ----------
Included in cash and cash
 equivalents.......................                                  $  460,362
                                                                     ==========
Included in short-term
 investments.......................                                  $  565,913
                                                                     ==========
Classified as non-current assets:
  Equity securities................    165,538   17,405     (24,795)    158,148
  Corporate bonds and notes........     24,728       29         (20)     24,737
  Foreign debt securities..........      9,941       54         --        9,995
  Medium term notes................      8,232       64         --        8,296
  U.S. government and agency
   securities......................      5,899      --          (10)      5,889
  Municipal bonds..................      2,080      --          --        2,080
                                    ----------  -------    --------  ----------
                                       216,418   17,552     (24,825)    209,145
                                    ----------  -------    --------  ----------
    Total cash and investments..... $1,243,118  $17,630    $(25,328) $1,235,420
                                    ==========  =======    ========  ==========

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


                                                  December 31, 1999
                                      -----------------------------------------
                                                 Gross      Gross
                                               Unrealized Unrealized Estimated
                                        Cost     Gains      Losses   Fair Value
                                      -------- ---------- ---------- ----------
                                                   (In thousands)
Classified as current assets:
  Cash............................... $ 22,645  $    --     $ --      $ 22,645
  Commercial paper...................   57,243        20      --        57,263
  Corporate bonds and notes..........   28,349       --      (345)      28,004
  Money market funds.................    4,602       --       --         4,602
  Medium term corporate notes........   23,276         1     (100)      23,177
  Market auction securities..........    5,000       --       --         5,000
  U.S. government and agency
   securities........................   15,876       --       (87)      15,789
                                      --------  --------    -----     --------
                                       156,991        21     (532)     156,480
                                      --------  --------    -----     --------
Included in cash and cash
 equivalents.........................                                 $ 70,382
                                                                      ========
Included in short-term investments...                                 $ 86,098
                                                                      ========
Classified as non-current assets:
  Equity securities..................   12,925   117,977      --       130,902
  U.S. government and agency
   securities........................   14,000       --      (151)      13,849
                                      --------  --------    -----     --------
                                        26,925   117,977     (151)     144,751
                                      --------  --------    -----     --------
    Total cash and investments....... $183,916  $117,998    $(683)    $301,231
                                      ========  ========    =====     ========

   Gross realized gains on investments were $35.0 million in 2000. Gross realized gains and losses on investments in 1999 and 1998 were not material.

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 4. Balance Sheet Detail

                                                               December 31,
                                                            -------------------
                                                               2000      1999
                                                            ----------- -------
                                                              (In thousands)

   Property and equipment, net

   Computer equipment and purchased software............... $   121,437 $15,231
   Office equipment, furniture and fixtures................       4,803   2,438
   Leasehold improvements..................................      14,147   3,996
                                                            ----------- -------
                                                                140,387  21,665
   Less accumulated depreciation and amortization..........      34,785  11,471
                                                            ----------- -------
                                                            $   105,602 $10,194
                                                            =========== =======

   Goodwill and other intangible assets, net

   ISP hosting relationships............................... $    11,389 $   --
   Customer relationships..................................      18,217     --
   Technology in place.....................................      38,533     --
   Non-compete agreement...................................         939     --
   Trade name..............................................      74,214     --
   Workforce in place......................................      19,395     --
   Contracts with ICANN and customer lists.................     810,930     --
   Goodwill................................................  19,868,903     --
                                                            ----------- -------
                                                             20,842,520     --
   Less accumulated amortization...........................   3,185,879     --
                                                            ----------- -------
                                                            $17,656,641 $   --
                                                            =========== =======

   Accounts payable and accrued liabilities

   Accounts payable........................................ $    39,330 $ 4,665
   Employee compensation...................................      16,509   3,878
   Professional fees.......................................      39,228     284
   Advertising fees........................................      32,681     --
   Facilities related......................................      12,709     --
   Tax accrual.............................................      32,743     --
   Other...................................................      20,752   2,075
                                                            ----------- -------
                                                            $   193,952 $10,902
                                                            =========== =======

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 5. Stockholders' Equity

 Stock Splits

   In March 1999, the Board of Directors (the "Board") declared a two-for-one stock split for stockholders of record on May 14, 1999. In November 1999, the Board declared an additional two-for-one stock split for stockholders of record on November 22, 1999. All share and per share information has been restated to reflect the effect of the stock splits.

 Preferred Stock

   VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2000, no shares of preferred stock had been issued.

 Common Stock

   On January 30, 1998, VeriSign completed its initial public offering ("IPO") by issuing 13,800,000 shares of its common stock at an initial public offering price of $3.50 per share. VeriSign received net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, of approximately $43.7 million. Concurrently with the IPO, each outstanding share of VeriSign's convertible preferred stock was automatically converted into one share of common stock.

   In January 1999, VeriSign completed a follow-on public offering by issuing 6,390,000 shares at an offering price of $20.13 per share. VeriSign received net proceeds from the offering of approximately $121.4 million.

   No dividends have been declared or paid on common stock since VeriSign's inception. SecureIT paid Subchapter S distributions of $793,000 to its stockholders for minimum tax obligations during the year ended December 31, 1998.

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

   In connection with its acquisition of Signio, VeriSign assumed notes receivable from stockholders for the exercise of stock options. The notes bear interest at 5.5% per annum and are secured by the underlying common stock.

Note 6. Stock Compensation Plans

 Stock Option Plans

   As of December 31, 2000, a total of 36,325,299 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign's equity incentive plans.

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


   The 1995 Stock Option Plan and the 1997 Stock Option Plan (the "1995 and 1997 Plans") were terminated concurrent with VeriSign's IPO in 1998. Options to purchase common stock granted under the 1995 and 1997 Plans remain outstanding and subject to the vesting and exercise terms of the original grant. All shares that remained available for future issuance under the 1995 and 1997 Plans at the time of their termination were transferred to the 1998 Equity Incentive Plan. No further options can be granted under the 1995 and 1997 Plans. Options granted under the 1995 and 1997 Plans are subject to terms substantially similar to those described below with respect to options granted under the 1998 Equity Incentive Plan.

   The 1998 Equity Incentive Plan (the "1998 Plan") authorizes the award of options, restricted stock awards and stock bonuses. As of December 31, 2000, no restricted stock awards or stock bonus awards have been made under the 1998 Plan.

   Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign's common stock on the date of grant for incentive stock options and 85% of the fair market value for nonqualified stock options. All options are granted at the discretion of the Board and have a term not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 2000, 7,272,882 shares remain available for future awards under the 1998 Plan.

   Members of the Board who are not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, are eligible to participate in the 1998 Directors Plan (the "Directors Plan). The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the date of the grant. Each eligible director who becomes a director on or after January 28, 1998 will initially be granted an option to purchase 15,000 shares on the date he or she first becomes a director (the "Initial Grant"). On each anniversary of a director's Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director will automatically be granted an additional option to purchase 7,500 shares of common stock if the director has served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign. At December 31, 2000, 412,500 shares remain available for future grant under the Directors Plan.

   In connection with the acquisition of SecureIT, VeriSign assumed SecureIT's 1997 Stock Option Plan (the "SecureIT Plan"). The SecureIT Plan provided for the grant of both fixed and performance-based stock options. Options granted under the SecureIT Plan generally have a term of seven years and vest over a four-year period, 25% on each anniversary of the grant date. No further options can be granted under the SecureIT Plan.

   In connection with its acquisitions in 2000, VeriSign assumed the acquired companies' stock option plans. Options granted under these plans generally have terms of seven to ten years and generally vest over a four-year period. No further options can be granted under any of the assumed plans.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999 AND 1998


   A summary of stock option activity under the Plans follows:

                                               Year Ended December 31,
                             --------------------------------------------------------------
                                    2000                 1999                 1998
                             -------------------- -------------------- --------------------
                                         Weighted             Weighted             Weighted
                                         Average              Average              Average
                                         Exercise             Exercise             Exercise
                               Shares     Price     Shares     Price     Shares     Price
                             ----------  -------- ----------  -------- ----------  --------
   Outstanding at beginning
    of year................  17,835,362  $ 16.77  16,516,368   $ 4.79  10,371,156   $ .75
   Assumed in business
    combinations...........  10,204,590    50.23         --       --          --      --
   Granted.................   8,007,368   129.92   7,300,926    35.66   9,735,024    7.69
   Exercised...............  (5,657,256)   11.70  (4,198,177)    3.10  (2,962,548)    .58
   Canceled................  (1,750,147)   49.36  (1,783,755)    9.60    (627,264)   2.84
                             ----------           ----------           ----------
   Outstanding at end of
    year...................  28,639,917    59.65  17,835,362    16.77  16,516,368    4.79
                             ==========           ==========           ==========
   Exercisable at end of
    year...................   6,297,793    17.40   2,424,728     3.36   1,673,860     .82
                             ==========           ==========           ==========
   Weighted average fair
    value of options
    granted during the
    year...................                97.01                21.86                4.01

   The following table summarizes information about stock options outstanding as of December 31, 2000:

                                    Weighted-
                                     Average   Weighted-             Weighted-
                                    Remaining   Average               Average
   Range of Exercise     Shares    Contractual Exercise    Shares    Exercise
         Prices        Outstanding    Life       Price   Exercisable   Price
   -----------------   ----------- ----------- --------- ----------- ---------
   $    .03 -
    $   3.26.........   3,599,467  2.96 years   $ 1.63    2,323,870   $ 1.52
   $   3.46 -
    $  12.78.........   5,799,469  4.42 years     8.74    1,965,867     9.29
   $  14.42 -
    $  42.79.........   7,531,191  4.70 years    32.91    1,547,212    32.96
   $  43.13 -
    $  97.80.........   4,115,921  6.17 years    76.14      368,640    66.79
   $  98.55 -
    $ 149.97.........   3,954,852  5.16 years   126.59       64,271   113.10
   $ 150.09 -
    $ 173.50.........   2,907,969  6.47 years   153.85       14,238   157.81
   $ 176.50 -
    $ 198.75.........     659,488  6.47 years   190.35       13,695   189.86
   $ 218.50 -
    $ 253.00.........      71,560  6.15 years   239.19          --       --
                       ----------                         ---------
   $    .03 -
    $ 253.00.........  28,639,917  4.93 years             6,297,793
                       ==========                         =========

 1998 Employee Stock Purchase Plan

   VeriSign has reserved 3,000,000 shares for issuance under the 1998 Employee Stock Purchase Plan ("Purchase Plan"). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24 month offering period and this option is automatically exercised on the last day of each six month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

550,724 in 2000, 547,896 in 1999 and 232,900 in 1998. As of December 31, 2000,
1,668,480 shares remain available for future issuance. The weighted-average fair value of the stock purchase rights granted under the Purchase Plan was $103.76 in 2000, $15.28 in 1999 and $7.18 in 1998.

 Pro Forma Information

   VeriSign applies the intrinsic value method in accounting for its equity-based compensation plans. Had compensation cost for its equity-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," VeriSign's net income (loss) would have been as follows:

                                                  Year Ended December 31,
                                               -------------------------------
                                                  2000        1999      1998
                                               -----------  --------  --------
                                                 (In thousands, except per
                                                        share data)
   As reported:
     Net income (loss)........................ $(3,115,474) $  3,955  $(19,743)
   Net income (loss) per share:
     Basic.................................... $    (19.57) $    .04  $   (.24)
     Diluted.................................. $    (19.57) $    .03  $   (.24)
   Pro forma:
     Net (loss) under SFAS No. 123............ $(3,246,422) $(24,667) $(24,117)
   Net (loss) per share:
     Basic.................................... $    (20.40) $   (.25) $   (.29)
     Diluted.................................. $    (20.40) $   (.25) $   (.29)

   The fair value of stock options and Purchase Plan options granted subsequent to VeriSign's IPO on January 30, 1998 was estimated on the date of grant using the Black-Scholes model. The fair value of stock options granted prior to the IPO and for stock options granted by SecureIT prior to its acquisition was estimated on the date of grant using the minimum value method. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Purchase Plan options for each period presented.

                                                Year Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
   Stock options:
     Volatility............................        115%         85%         70%*
     Risk-free interest rate...............       6.06%       5.54%       4.95%
     Expected life.........................  3.5 years   3.5 years   3.5 years
     Dividend yield........................       zero        zero        zero
   Purchase Plan options:
     Volatility............................        115%         85%         70%
     Risk-free interest rate...............       6.20%       5.00%       5.35%
     Expected life......................... 1.05 years  1.25 years  1.25 years
     Dividend yield........................       zero        zero        zero

--------
* Volatility was zero under the minimum value method for grants prior to January 30, 1998 and for all grants made by SecureIT prior to its acquisition by VeriSign.

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 7. Income Taxes

   Total income tax expense for the years ended December 31, 2000 and 1999 was allocated as follows:

                                                              Year ended
                                                             December 31,
                                                          -------------------
                                                            2000       1999
                                                          ---------  --------
                                                            (In thousands)
   Continuing operations:
     Current............................................. $     --   $    --
     Deferred............................................ $     --   $    --
                                                          ---------  --------
   Income tax expense.................................... $     --   $    --
                                                          =========  ========
   Charge (benefit) to comprehensive income attributable
    to investment securities.............................   (30,963)   29,670
   Disqualifying dispositions of stock options credited
    to stockholders' equity .............................   (67,448)  (29,778)
                                                          ---------  --------
                                                          $ (98,411) $   (108)
                                                          =========  ========

   The difference between income tax expense and the amount resulting from applying the Federal statutory rate of 35% to income before income taxes for 2000 is attributable to the following:

                                                                (In thousands)
   Income tax benefit at Federal Statutory rate................  $(1,090,416)
   State taxes, net of Federal benefit.........................       (1,732)
   Foreign taxes...............................................          871
   Goodwill amortization and in-process research and
    development................................................    1,009,765
   Current year operating losses and temporary differences for
    which no tax benefit is recognized.........................       59,852
   Research and experimentation credit.........................       (1,444)
   Other.......................................................       23,104
                                                                 -----------
     Income taxes from continuing operations...................  $       --
                                                                 ===========

   In 1999 and 1998, VeriSign did not record any income tax expense because it experienced significant operating losses.

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


   The tax effects of temporary differences that give rise to significant portions of VeriSign's deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             ---------  -------
                                                              (In thousands)
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 282,678  $49,011
     Tax credit carryforwards...............................     4,332    3,240
     Property and equipment.................................     6,204       54
     Deferred revenue, accruals and reserves................   153,557      --
     Unrealized loss........................................     1,293      --
     Other..................................................       899    2,084
                                                             ---------  -------
                                                               448,963   54,389
   Valuation allowance......................................   (68,843)  (7,736)
                                                             ---------  -------
   Deferred tax liabilities:
     Non-deductible acquired intangibles....................  (380,120)     --
     Unrealized gain on Keynote.............................       --   (46,653)
                                                             ---------  -------
     Net deferred tax assets................................ $     --   $   --
                                                             =========  =======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management does not believe it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. The total valuation allowance increased $61,107,000 in 2000 and decreased $18,439,000 in 1999.

   As of December 31, 2000, VeriSign has available net operating loss carryforwards for federal income tax purposes of approximately $340,061,000 related to stock compensation expense and approximately $394,820,000 related to continuing operations. VeriSign has available net operating loss carryforwards for state income tax purposes of approximately $190,665,000 related to stock compensation expense and approximately $133,398,000 related to continuing operations. The federal net operating loss carryforwards will expire, if not utilized, in 2010 through 2020. The state net operating loss carryforwards will expire, if not utilized, in 2004 through 2020.

   As of December 31, 2000, VeriSign has available for carryover research and experimentation tax credits for federal income tax purposes of approximately $2,901,000 and for state income tax purposes of approximately $1,411,000. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2020. State research and experimental tax credits carry forward indefinitely until utilized.

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 8. Commitments and Contingencies

 Leases

   VeriSign leases its facilities under operating leases that extend through 2011. Future minimum lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

                                                                  (In thousands)
   2001..........................................................    $ 49,009
   2002..........................................................      52,085
   2003..........................................................      54,388
   2004..........................................................      52,909
   2005..........................................................      50,672
   Thereafter....................................................     277,794
                                                                     --------
     Total minimum lease payments................................    $536,857
                                                                     ========

   Net rental expense under operating leases was $15,198,000 in 2000, $3,700,000 in 1999 and $1,936,000 in 1998. VeriSign has sub-leased offices to various companies under non-cancelable operating leases. VeriSign received payments of $1,222,000 in 2000 and $507,000 in 1999 and will receive payments of $3,319,000 in 2001, $1,873,000 in 2002 and $294,000 in 2003.

 Legal Proceedings

   The Department of Justice ("DOJ") Antitrust Division issued a Civil Investigative Demand ("CID"), seeking information and documents concerning the then pending acquisition by VeriSign of THAWTE. VeriSign has complied with the information requests of the CID, and has provided additional information to the DOJ to alleviate their concerns about the potential competitive effects of the transaction. While management believes that the transaction does not violate the antitrust laws, it is possible that the DOJ may ultimately raise an objection. Formal objection could lead to further proceedings or litigation that could have an adverse material effect on VeriSign, and could include the licensing or divestiture of assets acquired in the transaction.

   VeriSign is engaged in other complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign's consolidated financial position and results of operations.

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

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 10. Segment Information

 Description of segments

   Subsequent to its acquisition of Network Solutions in June 2000, VeriSign organized its business into two reportable operating segments, the Mass Markets Division and the Enterprise and Service Provider Division. The segments were determined based primarily on how the chief operating decision maker (CODM) views and evaluates VeriSign's operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. VeriSign measures segment performance based on gross margin.

   The Mass Markets Division provides domain name registration, digital certificate and payment services and other value-added services to small and medium sized companies as well as to individual consumers. The Enterprise and Service Provider Division provides similar products and services to larger enterprises and service providers who want to establish and deliver secure Internet-based services for their customers in both business-to-consumer and business-to-business environments. In 2000, VeriSign's results prior to its acquisition of Network Solutions are included in the Enterprise and Service Provider Division.

   In 1999 and 1998, VeriSign operated in a single reportable segment and derived substantially all of its revenues from sales of Internet-based trust services.

   The accounting policies used to derive reportable segment results are generally the same as those described in Note 1, "Description of Business and Summary of Significant Accounting Policies." Internal revenue and gross margin include transactions between segments that are intended to reflect an arm's length transfer at the best price available for comparable external customers.

   The following table reflects the results of VeriSign's reportable segments under VeriSign's management system. The performance of each segment is measured based on several metrics, including gross margin. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments.

                                               Mass    Enterprise and
                                             Markets  Service Provider  Total
                                             Division     Division     Segments
                                             -------- ---------------- --------
                                                       (In thousands)
   Year ended December 31, 2000:
     External revenues...................... $270,167     $204,599     $474,766
     Internal revenues......................      --        63,140       63,140
                                             --------     --------     --------
       Total revenues....................... $270,167     $267,739     $537,906
                                             ========     ========     ========
   Gross margin............................. $123,772     $187,945     $311,717
                                             ========     ========     ========

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


   The following table presents revenue for groups of similar services:

                                                                     Year Ended
                                                                    December 31,
                                                                        2000
                                                                    ------------
     Web presence services.........................................   $282,634
     Enterprise services, net......................................    138,303
     Internet technology consulting services.......................     53,829
                                                                      --------
       Revenues as reported........................................   $474,766
                                                                      ========

   Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

 Reconciliation to VeriSign, as reported

                                                                    Year Ended
                                                                   December 31,
                                                                       2000
                                                                  --------------
                                                                  (In thousands)
   Revenues:
     Total segments..............................................  $   537,906
     Elimination of internal revenues............................      (63,140)
                                                                   -----------
     Revenues, as reported.......................................  $   474,766
                                                                   ===========
   Net loss:
     Total segments' gross margin................................  $   311,717
     Operating expenses..........................................   (3,512,026)
     Other income................................................       86,169
     Minority interest in net income of subsidiary...............       (1,334)
                                                                   -----------
     Net loss, as reported.......................................  $(3,115,474)
                                                                   ===========

 Geographic information

                                                        Year Ended December 31,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
                                                             (In thousands)
   Revenues:
     United States..................................... $407,843 $61,997 $33,650
     All other countries...............................   66,923  22,779   5,280
                                                        -------- ------- -------
       Total........................................... $474,766 $84,776 $38,930
                                                        ======== ======= =======

   VeriSign operates in the United States, Europe, Japan and South Africa. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Herndon, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


                                                      Year Ended December 31,
                                                    ----------------------------
                                                       2000       1999    1998
                                                    ----------- -------- -------
                                                           (In thousands)
   Long-lived assets:
     United States................................. $17,539,817 $155,992 $ 8,655
     All other countries...........................     468,973    2,332   1,952
                                                    ----------- -------- -------
       Total....................................... $18,008,790 $158,324 $10,607
                                                    =========== ======== =======

   Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets.

 Major customers

   No customer accounted for 10% or more of consolidated revenues in 2000, 1999 or 1998.

Note 11. Related Party Transactions

   VeriSign has invested in several companies in which VeriSign has also sold products and services. The revenue recorded from these investments individually do not comprise more than 1% of our revenue during 2000.

   In February 1999, VeriSign entered into a memorandum of understanding (the "MOU") with Keynote Systems. As of December 31, 2000, VeriSign was a less than 5% shareholder of Keynote and Stratton Sclavos, president and chief executive officer is a member of Keynote's board of directors. Under the MOU, VeriSign received from Keynote a non-exclusive license to sell two versions of Keynote's services as an integrated part of VeriSign's product offerings. Per the agreement, VeriSign will pay a fee to Keynote for each of these introductory services sold to a customer. In the event that Keynote converts the introductory customer into a paying customer within a certain timeframe, then Keynote will pay VeriSign a one-time fee for each customer. Under this MOU, VeriSign received $223,000 in revenue and paid Keynote $242,000 in 2000 and received $20,000 in revenue and paid Keynote $250,000 which was charged to cost of revenues in 1999.

   VeriSign entered into a development agreement in September 1997 with RSA Security, formerly Security Dynamics Technologies, Inc. ("RSA Security"), the parent company of RSA, and a former stockholder of VeriSign, to develop a customized certificate authority product in order to enable RSA Security to offer a product with encryption and digital certificate authority functionality. In December 1998, VeriSign and RSA Security amended the development agreement to grant RSA Security an exclusive license to incorporate the developed technology into original equipment manufacturers' ("OEM") products in order to create products incorporating the technology and to sublicense the technology to licensees of the OEMs.

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

                        VERISIGN, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


   In order for RSA Security to maintain its exclusivity rights, it must make certain minimum aggregate annual payments to VeriSign, which are payable on a quarterly basis. During 2000, RSA Security elected to not maintain its exclusivity rights under this contract. In addition, VeriSign will be obligated to pay RSA Security an amount equal to 8% of net revenue recognized by VeriSign during a VeriSign OnSite customers' first year using VeriSign OnSite if the customer had previously purchased products from RSA Security that incorporate the developed technology.

   Beginning in March 1998, RSA Security is required to pay VeriSign a monthly product support fee for a three-year period and thereafter for successive annual terms. For a yearly fee, RSA Security can purchase product maintenance services. RSA Security paid both support and maintenance fees aggregating $75,000 in 2000, $210,000 in 1999 and $105,000 in 1998.

   Revenue from the development agreement accounted for less than 1% of revenues in both 2000 and 1999 and 6% of revenues in 1998.

   In July 1999, VeriSign entered into a non-exclusive reseller agreement with RSA Security to grant RSA Security the right to resell certain VeriSign products and services for a discounted fee. Revenue from the reseller agreement accounted for 1% of revenues in 2000 and 1% of revenues in 1999.

   Science Application International Corporation (SAIC) is an approximately 9% shareholder in VeriSign. As of December 31, 2000, we incurred and paid $1.4 million for fees and services provided by SAIC. Of the total expense, $.7 million was subcontractor labor and expenses for the operations of foreign offices, $.3 million was for corporate services provided by SAIC until all systems were transitioned after our acquisition of Network Solutions. These corporate services included accounting, data processing, payroll and related taxes and employee benefit plans administration and processing. The remaining $.4 million represents other services provided by SAIC.

Note 12. Subsequent Event (unaudited)

   At December 31, 2000, we owned approximately 474,711 shares of Critical Path. On February 2, 2001, Critical Path announced that its Board of Directors formed a special committee of the Board to conduct an investigation into Critical Path's revenue recognition practices. Critical Path stated that it had discovered a number of transactions that called into question its financial results. On February 15, 2001, Critical Path restated its financial results for the fourth quarter of 2000 and made changes in its management. As a result of these developments, we will evaluate our investment in Critical Path during the first quarter of 2001 in order to determine if there is an other than temporary impairment of the investment. If the decline in the fair value of the investment is determined to be other than temporary, VeriSign would record a write-off of approximately $21.8 million based on the market price of Critical Path common stock on March 5, 2001.

   On February 2, 2001, Leon Stambler, a citizen of the state of Florida, filed a complaint against VeriSign for patent infringement in the United States District Court for the District of Delaware. The other co-defendants in the suit are RSA Security Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation. The complaint alleges that VeriSign's Secure Site service and that its Payflow products infringe two U.S. Patents. The complaint seeks judgment declaring that the defendants have infringed the asserted claims of the patents-in-suit, preliminary and permanent injunctions against the defendants from infringing the asserted claims, an order requiring the defendants to pay damages to compensate for the alleged infringement, and treble damages for any willful infringement as well as attorney fees and costs. While management cannot predict the outcome of this matter presently, it believes that the claims against VeriSign are without merit and intends to vigorously defend against these claims.

                                    EXHIBITS

   As required under Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

   Exhibit
   Number                           Exhibit Description
   -------                          -------------------
    10.37  Separation Letter Agreement between James P. Rutt and VeriSign, Inc.
            dated February 23, 2001


    21.01  Subsidiaries of the Registrant


    23.01  Consent of KPMG LLP