Form 10-Q
period 2001-03-31
VERISIGN INC/CA
filed 2001-05-11
CIK 1014473

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

                 For the quarterly period ended March 31, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             Shares Outstanding
                    Class                                      April 30, 2001
                    -----                                    ------------------
        Common stock, $.001 par value                           200,871,229

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                      PART I--FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements (Unaudited)......     3

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...    33

                       PART II--OTHER INFORMATION

 Item 1.  Legal Proceedings............................................    35

 Item 6.  Exhibits and Reports on Form 8-K.............................    36

 Signatures.............................................................   37

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   As required under Item 1--Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

                       Financial Statement Description                      Page
                       -------------------------------                      ----
   . Condensed Consolidated Balance Sheets
    As of March 31, 2001 and December 31, 2000.............................   4

   . Condensed Consolidated Statements of Operations
    For the Three Months Ended March 31, 2001 and 2000.....................   5

   . Condensed Consolidated Statements of Cash Flows
    For the Three Months Ended March 31, 2001 and 2000.....................   6

   . Notes to Condensed Consolidated Financial Statements..................   7

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       March 31,    December
                                                         2001       31, 2000
                                                      -----------  -----------
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents.......................... $   363,649  $   460,362
  Short-term investments.............................     546,281      565,913
  Accounts receivable, net...........................     161,150      128,011
  Prepaid expenses and other current assets..........      29,182       32,146
                                                      -----------  -----------
    Total current assets.............................   1,100,262    1,186,432
Property and equipment, net..........................     114,736      105,602
Goodwill and other intangible assets, net............  16,286,314   17,656,641
Long-term investments................................     333,729      209,145
Deferred income taxes................................      21,572          --
Other assets, net....................................      28,708       37,402
                                                      -----------  -----------
                                                      $17,885,321  $19,195,222
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities........... $   204,378  $   193,952
  Accrued merger costs...............................      12,004       18,814
  Deferred revenue...................................     435,340      452,713
                                                      -----------  -----------
    Total current liabilities........................     651,722      665,479
                                                      -----------  -----------
Long-term deferred revenue...........................     106,349       55,575
Other long-term liabilities..........................       3,306        3,560
                                                      -----------  -----------
    Total long-term liabilities......................     109,655       59,135
                                                      -----------  -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock--par value $.001 per share
   Authorized shares: 5,000,000
   Issued and outstanding shares: none...............         --           --
  Common stock--par value $.001 per share
   Authorized shares: 1,000,000,000
   Issued and outstanding shares: 200,486,576 and
    198,639,497 excluding 40,000 shares held in
    treasury.........................................         200          199
  Additional paid-in capital.........................  21,699,787   21,670,647
  Notes receivable from stockholders.................        (248)        (245)
  Unearned compensation..............................     (38,041)     (36,365)
  Accumulated deficit................................  (4,540,303)  (3,162,926)
  Accumulated other comprehensive income (loss)......       2,549         (702)
                                                      -----------  -----------
    Total stockholders' equity.......................  17,123,944   18,470,608
                                                      -----------  -----------
                                                      $17,885,321  $19,195,222
                                                      ===========  ===========

     See accompanying notes to condensed consolidated financial statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                           Three Months Ended
                                                               March 31,
                                                          ---------------------
                                                             2001        2000
                                                          -----------  --------
Revenues................................................. $   213,413  $ 34,071
                                                          -----------  --------
Costs and expenses:
  Cost of revenues.......................................      74,340    12,462
  Sales and marketing....................................      64,451    13,633
  Research and development...............................      19,887     4,429
  General and administrative.............................      31,166     3,682
  Amortization of goodwill and other intangible assets...   1,374,769    61,014
                                                          -----------  --------
    Total costs and expenses.............................   1,564,613    95,220
                                                          -----------  --------
    Operating loss.......................................  (1,351,200)  (61,149)
Other income:
  Interest and investment income (loss)..................     (53,200)   35,236
  Other income (expense), net............................          37      (389)
                                                          -----------  --------
    Total other income (loss)............................     (53,163)   34,847
                                                          -----------  --------
Loss before income taxes and minority interests..........  (1,404,363)  (26,302)
Income tax benefit.......................................      27,196       --
                                                          -----------  --------
Loss before minority interests...........................  (1,377,167)  (26,302)
Minority interest in net (income) loss of subsidiary.....        (210)      147
                                                          -----------  --------
    Net loss............................................. $(1,377,377) $(26,155)
                                                          ===========  ========
Net loss per share:
  Basic and diluted...................................... $     (6.90) $   (.24)
                                                          ===========  ========
Shares used in per share computation:
  Basic and diluted......................................     199,520   108,847
                                                          ===========  ========


     See accompanying notes to condensed consolidated financial statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  ----------
Cash flows from operating activities:
  Net loss............................................  $(1,377,377) $  (26,155)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization of property and
     equipment........................................       11,821       2,173
    Amortization of goodwill and other intangible
     assets, net......................................    1,374,769      61,014
    Gain on sale of marketable securities.............          --      (32,623)
    Write-down of investments.........................       74,690         --
    Minority interest in net income of subsidiary.....          210        (147)
    Deferred income taxes.............................      (27,196)        --
    Amortization of unearned compensation.............        3,765          25
    Loss on disposal of property and equipment........          --           77
  Changes in operating assets and liabilities:
    Accounts receivable...............................      (32,087)    (10,503)
    Prepaid expenses and other current assets.........        3,317      (1,796)
    Accounts payable and accrued liabilities..........        8,034       2,198
    Deferred revenue..................................       26,097       8,352
                                                        -----------  ----------
      Net cash provided by operating activities.......       66,043       2,615
                                                        -----------  ----------
Cash flows from investing activities:
  Purchases of short-term investments.................     (399,631)     (2,000)
  Proceeds from maturities and sales of short-term
   investments........................................      415,269      72,913
  Purchases of long-term investments..................     (189,845)    (72,043)
  Proceeds from maturities and sales of long-term
   investments........................................        8,478      34,705
  Purchases of property and equipment.................      (20,308)     (3,330)
  Cash acquired in purchase transactions, less amounts
   paid...............................................          --        3,378
  Transaction costs...................................       (6,715)     (6,264)
  Other assets........................................        5,579        (339)
                                                        -----------  ----------
      Net cash provided by (used in) investing
       activities.....................................     (187,173)     27,020
                                                        -----------  ----------
Cash flows from financing activities:
  Collections on notes receivable from stockholders...           (3)         45
  Net proceeds from issuance of common stock..........       26,030       8,230
                                                        -----------  ----------
      Net cash provided by financing activities.......       26,027       8,275
                                                        -----------  ----------
Effect of exchange rate changes on cash...............       (1,610)         91
                                                        -----------  ----------
Net increase (decrease) in cash and cash equivalents..      (96,713)     38,001
Cash and cash equivalents at beginning of period......      460,362      70,382
                                                        -----------  ----------
Cash and cash equivalents at end of period............  $   363,649  $  108,383
                                                        ===========  ==========
Supplemental cash flow disclosures:
  Noncash investing and financing activities:
    Issuance of common stock for business
     combinations.....................................  $       --   $1,529,741
                                                        ===========  ==========
    Unrealized gain (loss) on investments, net of
     tax..............................................  $     4,861  $   (8,162)
                                                        ===========  ==========

     See accompanying notes to condensed consolidated financial statements

                        VERISIGN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries, (VeriSign or the Company), at March 31, 2001, and the results of operations and cash flows for the interim periods ended March 31, 2001 and 2000.

   The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 included in the annual report previously filed on Form 10-K.

   The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. Prior periods have been reclassified for comparative purposes.

   The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable approximate their respective fair values.

Note 2. Goodwill and Other Intangible Assets

   At March 31, 2001, VeriSign had $16.3 billion of goodwill and other intangible assets resulting from several acquisitions completed during 2000, including the acquisition of Network Solutions, Inc. Total consideration for acquisitions completed in 2000 was approximately $21.3 billion and all of these acquisitions were accounted for as purchase business combinations. Goodwill and other intangible assets are being amortized on a straight-line basis over useful lives of two to four and one-half years.

   VeriSign reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, or a significant change in the operations of the acquired business.

   Recoverability of goodwill and other intangible assets is measured by comparison of the carrying amount to future undiscounted net cash flows the assets are expected to generate. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill and other intangible assets exceeds their fair market value. To date, results of operations and cash flows from VeriSign's acquisitions have been consistent with original expectations and no adjustments to the carrying value of goodwill and other intangible assets have been required, however, changes in the economy, the business in which the Company operates and VeriSign's own relative performance could change the assumptions used to evaluate the recovery of goodwill and other intangible assets. VeriSign monitors the preceding factors to identify events or circumstances which would cause the Company to test for impairment and revise its assumptions on the estimated recovery of goodwill and other intangible assets.

                        VERISIGN, INC. AND SUBSIDIARIES

Note 3. Commitments and Contingencies

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

Note 4. Long-term Investments

   VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. These investments are included in long-term investments. Investments in non-public companies are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing each investment's carrying value. Investments in public companies are recorded at fair market value with the associated unrealized gain or loss included in accumulated other comprehensive income. VeriSign identifies and records impairment losses on its investments when circumstances indicate that a decline in the fair value of an investment is other than temporary.

   During the first quarter of 2001 the Company had a write-down of investments totaling $74.7 million on certain public and non-public equity security investments. As of March 31, 2001 the Company determined that the decline in value of certain of the Company's public and non-public equity investments was other than temporary.

Note 5. Comprehensive Loss

   Comprehensive loss consists of net loss and other comprehensive loss. The components of comprehensive loss are as follows:

                                                          Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                            2001        2000
                                                         -----------  --------
                                                            (In thousands)
   Net loss............................................  $(1,377,377) $(26,155)
   Change in unrealized gain (loss) on investments, net
    of tax.............................................        4,861    (8,162)
   Translation adjustments.............................       (1,610)       91
                                                         -----------  --------
   Comprehensive loss..................................  $(1,374,126) $(34,226)
                                                         ===========  ========

Note 6. Calculation of Net Loss per Share

   Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares

                        VERISIGN, INC. AND SUBSIDIARIES
and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. In the periods where the Company has a net loss, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options would be anti-dilutive. In addition, options to purchase shares of common stock were not included in the computation of diluted earnings per share in periods where the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the three-month period ended March 31, 2001 options to purchase 26,182,318 shares of common stock with a weighted average exercise price of $62.66 per share were outstanding and for the three-month period ended March 31, 2000 options to purchase 15,591,397 shares of common stock with a weighted average exercise price of $20.17 per share were outstanding.

   The following table represents the computation of basic and diluted net loss per share.

                                                         Three Months Ended
                                                             March 31,
                                                        ---------------------
                                                           2001        2000
                                                        -----------  --------
                                                           (In thousands,
                                                          except per share
                                                               data)
   Basic and diluted net loss per share:
     Net loss.......................................... $(1,377,377) $(26,155)
                                                        ===========  ========
   Determination of basic and diluted shares:
     Weighted average shares outstanding...............     199,520   109,154
     Weighted average shares issued and subject to
      repurchase agreements............................         --       (307)
                                                        -----------  --------
   Basic and diluted average common shares
    outstanding........................................     199,520   108,847
                                                        ===========  ========
   Basic and diluted net loss per share................ $     (6.90) $   (.24)
                                                        ===========  ========

Note 7. Segment Information

 Description of segments

   Effective January 1, 2001, VeriSign organized its business into two reportable operating segments, the Mass Markets Division and the Enterprise and Service Provider Division. The segments were determined based primarily on how the chief operating decision maker ("CODM") views and evaluates VeriSign's operations. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. The performance of each segment is measured based on several metrics, including gross margin.

   The Mass Markets Division provides domain name registration, digital certificate and payment services and other value-added services to small and medium sized companies as well as to individual consumers. The Enterprise and Service Provider Division provides similar products and services to larger enterprises and service providers who want to establish and deliver secure Internet-based services for their customers in both business-to-consumer and business-to-business environments. The "Other" segment consists primarily of unallocated corporate expenses.

                        VERISIGN, INC. AND SUBSIDIARIES

   The following table reflects the results of VeriSign's reportable segments under VeriSign's management system. These results are used, in part, by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and gross margin include transactions between segments that are intended to reflect an arm's length transfer at the best price available for comparable external transactions. Prior to the acquisition of Network Solutions in June of 2000, all of VeriSign's revenues and expenses were included in the Enterprise and Service Provider Division, therefore comparisons to the quarter ended March 31, 2000 are not relevant.

                                            Enterprise and
                              Mass Markets Service Provider           Total
                                Division       Division      Other   Segments
                              ------------ ---------------- -------  --------
                                              (In thousands)
   Three months ended March
    31, 2001:
     External revenues.......   $136,677       $ 76,736     $        $213,413
     Internal revenues.......        --          32,588         --     32,588
                                --------       --------     -------  --------
       Total revenues........   $136,677       $109,324     $   --   $246,001
                                ========       ========     =======  ========
     Segment gross margin....   $ 95,999       $ 47,181     $(4,107) $139,073
                                ========       ========     =======  ========

   Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

 Reconciliation to VeriSign, as reported

                                                         Three Months Ended
                                                             March 31,
                                                        ---------------------
                                                           2001        2000
                                                        -----------  --------
                                                           (In thousands)
   Revenues:
     Total segments.................................... $   246,001  $ 34,071
     Elimination of internal revenues..................     (32,588)      --
                                                        -----------  --------
       Revenues, as reported........................... $   213,413  $ 34,071
                                                        ===========  ========
   Net loss:
     Segment gross margin.............................. $   139,073  $ 21,609
     Operating expenses................................   1,490,273    82,758
                                                        -----------  --------
     Operating loss....................................  (1,351,200)  (61,149)
     Other income (loss)...............................     (53,163)   34,847
     Income tax benefit................................      27,196       --
     Minority interest in net (income) loss of
      subsidiary.......................................        (210)      147
                                                        -----------  --------
       Net loss, as reported........................... $(1,377,377) $(26,155)
                                                        ===========  ========

                        VERISIGN, INC. AND SUBSIDIARIES

 Geographic information

                                                                  Three Months
                                                                Ended March 31,
                                                                ----------------
                                                                  2001    2000
                                                                -------- -------
                                                                 (In thousands)
   Revenues:
     United States............................................. $191,519 $22,902
     All other countries.......................................   21,894  11,169
                                                                -------- -------
       Total................................................... $213,413 $34,071
                                                                ======== =======

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

                                                             As of March 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------- ----------
                                                              (In thousands)
   Long-lived assets:
     United States....................................... $16,349,008 $1,104,514
     All other countries.................................     414,479    615,515
                                                          ----------- ----------
       Total............................................. $16,763,487 $1,720,029
                                                          =========== ==========

   Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, and other long-term assets.

Note 8. Income Taxes

   As of March 31, 2001, we had federal net operating loss carryforwards of approximately $375.3 million related to stock compensation expense and $135.0 million related to continuing operations. We also had state net operating loss carryforwards of approximately $154.8 million related to stock compensation expense and $67.5 million related to continuing operations. The federal net operating loss carryforwards will expire in 2010 through 2020 and the state net operating loss carryforwards will expire in 2004 through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership change.

   We have not applied a valuation allowance against the deferred tax assets resulting from the tax loss generated in the quarter ended March 31, 2001. For those deferred tax assets generated through December 31, 2000, we continue to provide a valuation allowance because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid in capital and will not result in future income statement benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

   Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may affect future results of operations and cause or contribute to such differences include, but are not limited to, those discussed in the section "Factors That May Affect Future Results of Operations". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we have or will file in 2001 and our Annual Report on Form 10-K for the period ending December 31, 2000, which was filed on March 28, 2001. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

   Our core authentication service offerings were established as the cornerstone of the business in 1995 with the introduction of website digital certificates. Through our secure online infrastructure we sell our website digital certificates to online businesses, large enterprises, government agencies and other organizations. We have established strategic relationships with industry leaders, including British Telecommunications plc, Cisco, Microsoft, RSA Security and VISA, to enable widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We also offer VeriSign OnSite, a managed service that allows an organization to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners.

   We market our authentication services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, systems integrators and our international affiliates. A significant portion of our authentication services revenues to date have been generated through sales from our website, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels. We continue to build an international network of affiliates who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. The VeriSign Trust Network now consists of approximately 37 affiliated organizations including British Telecommunications plc in the United Kingdom, Canadian Imperial Bank of Commerce of Canada, Certplus of France, eSign of Australia, HiTrust of Taiwan, Roccade of The Netherlands, and Telia in Sweden. These international service providers utilize common technology, operating practices and infrastructure to deliver interoperable trust services for a specific geographic region or vertical market.

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

   Our registry business, (now VeriSign Global Registry Service) is the exclusive registry and the leading registrar for second level domain names within the .com, .net and .org top-level domains under agreements with ICANN and the Department of Commerce ("DOC"). Internet domain names are unique identities that enable businesses, other organizations and individuals to communicate and conduct commerce on the Internet. As a registry, VeriSign Global Registry Service maintains the master directory of all second level domain names in the .com, .net and .org top-level domains. VeriSign Global Registry Service owns and maintains the shared registration system that allows all registrars, including our own, to enter new second level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second level domain names.

   As a registrar ("Registrar"), our web presence services business markets second level domain name registration services and other value-added services that enable our customers to establish their identities on the web. The Registrar markets its services through a number of distribution channels, including the Internet, premier partner and business account partner programs, and strategic alliances. As of March 31, 2001, the Registrar had approximately
15.5 million active domain names in the .com, .net and .org top-level domain.

   In December 1992, Network Solutions entered into the Cooperative Agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top-level domains:
 .com, .net, .org, .edu and .gov. These registration services include the initial two-year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. In September 1998, the DOC took over the administration of the Cooperative Agreement from the National Science Foundation. In October 1998, the Cooperative Agreement was amended to extend the flexibility period until September 30, 2000 and to transition to a shared registration system.

   On November 10, 1999, Network Solutions, the DOC and ICANN entered into a series of wide-ranging agreements relating to the domain name system. Under these agreements, Network Solutions recognized ICANN as the not-for-profit corporation described in the Cooperative Agreement as amended, became an ICANN-accredited registrar and agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. Our Registrar will be an accredited registrar through November 9, 2004 with a right to renew indefinitely in accordance with the Cooperative Agreement. Our registry charges registrars $6 per registration per year unless increased to cover increases in registry costs under circumstances described in the Cooperative Agreement. The term of the registry agreement extends until November 9, 2003, except in the event that we effect the legal separation of the ownership of our registry business from our registrar business by May 31, 2001 as described in the Cooperative Agreement, then the term will be extended until November 9, 2007.

   We recently reached an agreement with ICANN that outlines new terms for the continuation of our role as both the registry and a registrar for the .com,
 .net and .org top-level domains. Under proposed terms for a new agreement, we would continue to operate the .com registry until at least 2007 and the .net registry until at least 2006; we would have the ability to continue to operate both registries beyond these dates under certain conditions as set forth in the agreements. Additional terms of the agreement would allow us to continue to operate our registrar business under the .com, .net and .org top-level domains. The existing structural separation between our registry and registrar businesses would remain in effect throughout the 2007 term. We would also continue to operate the .org registry through December 2002 at which point that registry would return to its status for use by non-profit organizations around the world. We would ensure an orderly transition of the .org registry and contribute an endowment toward a new non-profit organization that would operate the .org registry. The proposed agreement is subject to approval by the DOC. We cannot assure you that the DOC will approve the terms of the agreement as proposed or at all. Should the agreement terms not be approved, we will continue under, and comply with, our existing registry agreements.

Results of Operations

   We have experienced substantial net losses in the past and we expect to continue to report losses due to the charges we incur for the amortization of acquired intangible assets related to our acquisitions. As of March 31, 2001, we had an accumulated deficit of approximately $4.5 billion, primarily due to $4.6 billion of goodwill and other intangible asset amortization related to our acquisitions.

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

   Revenues from the licensing of digital certificate technology and business process technology are sold in arrangements involving multiple elements including PCS, training and other services. PCS can be renewed annually for an additional fee. The Company uses the PCS renewal rate as evidence of fair value of PCS. The Company establishes evidence of fair value for training and other services through the price charged when the same element is sold separately. Since the Company has established evidence of fair value for all undelivered elements of these arrangements, revenue is recognized under the residual method. The fair value of PCS is recognized over the PCS term, training and other service revenue is recognized when delivered and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS.

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

   Comparisons of revenues for the quarter ended March 31, 2001 to the quarter ended March 31, 2000 may not be relevant, as a result of the June 2000 acquisition of Network Solutions, Inc. See our annual report filed on Form 10-K for the period ending December 31, 2000.

   A comparison of revenues for the three-month periods ended March 31, 2001 and 2000 is presented below.

                                                         2001      2000   Change
                                                       --------- -------- ------
                                                        (Dollars in thousands)
   First quarter period:
     Revenues......................................... $ 213,413 $ 34,071  526%

   Revenues increased significantly in the first quarter of 2001 compared to the first quarter of 2000 primarily due to the acquisition of THAWTE, Signio and Network Solutions. In addition, we increased sales of our authentication services, particularly our website digital certificates and VeriSign OnSite services, expanded our international affiliate network and delivered more training and consulting services.

   During the quarter ended March 31, 2001 the VeriSign website digital certificate business issued approximately 90,000 new and renewed certificates, bringing the total installed base to over 305,000 certificates, up 112% from the first quarter of 2000. The Mass Market installed base (excluding certificates sold into the Enterprise/Service Provider Divion) grew to 225,000, up 96% over the first quarter of 2000. Additionally, over 200 OnSite service solutions were sold to enterprises during the first quarter of 2001 bringing the total OnSite service solutions sold to over 1,800, and with the addition two new service providers in the first quarter of 2001 we now have 37 affiliates in our international network of affiliates, up from 23 in the first quarter of 2000.

   A small portion of our revenue mix is from payment transaction services. During the quarter ended March 31, 2001, the customer base for these services had grown 32% over the fourth quarter of 2000 to more than 19,900 online merchants using VeriSign Payment Services to payment-enable their online stores and business-to-business commerce activities.

   In the first quarter of 2001 approximately 1.0 million new and transferred .com, .net and .org domain names were registered and over 1.2 million .com, .net and .org domain names were renewed and extended by the Registrar bringing the active base of name registrations to 15.5 million at March 31, 2001, an increase of 57% over the registration base at the end of the first quarter of 2000. The VeriSign Global Registry Service added over 3.1 million domain names during the first three months of 2001, bringing total unique names to 30.6 million at March 31, 2001, an increase of 120% over the first quarter ended March 31, 2000.

   Revenues from international subsidiaries and affiliates accounted for 10% of revenues in the first quarter of 2001 and 33% of revenues in the first quarter of 2000. The percentage decrease in revenues from international subsidiaries and affiliates from was primarily related to the acquisition of Network Solutions whose revenue is attributable to the United States.

 Costs and Expenses

   We accounted for all of our acquisitions in 2000 as purchase business combinations. Accordingly, the acquired companies' costs and expenses have been included in our results of operations beginning with their dates of acquisition. Therefore, comparisons of costs and expenses for the quarter ended March 31, 2001 to the quarter ended March 31, 2000 may not be relevant, as the businesses of the combined company were not equivalent.

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

   A comparison of cost of revenues for the three-month periods ended March 31, 2001 and 2000 is presented below.

                                                        2001     2000    Change
                                                       -------  -------  ------
                                                       (Dollars in thousands)
   First quarter period:
     Cost of revenues................................. $74,340  $12,462   497%
     Percentage of revenues...........................      35%      37%

   Growth of revenues was the primary factor in the increase of cost of revenues in the first quarter of 2001 compared to the first quarter of 2000. We hired more employees to support the growth of demand for our products and services during the period and to support the growth of our security consulting and training activities. We incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program, increased customer service costs related to our larger customer base and increased expenses related to the cost of software products resold to customers as part of network security solution implementations. Our acquisitions of THAWTE, Signio and Network Solutions have resulted in an increase in our cost of revenues since their acquisitions in 2000. Future acquisitions, further expansion into international markets and introductions of additional products will result in further increases in cost of revenues, due to additional personnel and related expenses and other factors. We anticipate that cost of revenues will continue to increase in absolute dollars as a result of continued growth in all of our lines of business.

   Cost of revenues as a percentage of revenues decreased in the first quarter of 2001 compared to the first quarter of 2000 primarily due to the continued realization of economies of scale from our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process. In addition, revenues derived from our acquisitions have a different cost structure from our authentication services.

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

   A comparison of sales and marketing expenses for the three-month periods ended March 31, 2001 and 2000 is presented below.

                                                        2001     2000    Change
                                                       -------  -------  ------
                                                       (Dollars in thousands)
   First quarter period:
     Sales and marketing.............................. $64,451  $13,633   373%
     Percentage of revenues...........................      30%      40%

   The Network Solutions acquisition was the primary reason for the increase in sales and marketing expenses during the first quarter of 2001 compared to the first quarter of 2000. The Web Presence Services group continues to incur expenses promoting the value of the .com, .net and .org web addresses as well as value-added services including web site design tools and other enhanced service offerings. The remainder of the increase during the first quarter of 2001 was driven by lead and demand generation activities in our authentication businesses, expansion of our sales force and an increase in international sales expenses.

   While the absolute dollar spending increased for sales and marketing expenses, we continue to realize a decline in sales and marketing expenses as a percentage of revenues. This is primarily due to the increase in recurring revenues from existing customers, which tend to have lower acquisition costs and the increase in the productivity of the direct and inside sales forces.

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

   A comparison of research and development expenses for the three-month periods ended March 31, 2001 and 2000 is presented below.

                                                          2001     2000   Change
                                                         -------  ------  ------
                                                              (Dollars in
                                                              thousands)
   First quarter period:
     Research and development........................... $19,887  $4,429   349%
     Percentage of revenues.............................       9%     13%

   Research and development expenses increased in absolute dollars in the first quarter of 2001 compared to the first quarter of 2000 primarily due to the acquisition of Network Solutions. This increase relates to the development and enhancement of new Registry products related to multilingual domain names and managed domain name system services. In addition, the increase is due to continued investment in the design, testing and deployment of, and technical support for our expanded Internet trust service offerings and technology. The absolute dollar increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. The decrease in research and development expenses as a percentage of revenues in the first quarter of 2001 compared to the first quarter of 2000 is largely due to different cost structures related to our acquisitions.

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

   A comparison of general and administrative expenses for the three-month periods ended March 31, 2001 and 2000 is presented below.

                                                          2001     2000   Change
                                                         -------  ------  ------
                                                              (Dollars in
                                                              thousands)
   First quarter period:
     General and administrative......................... $31,166  $3,682   746%
     Percentage of revenues.............................      15%     11%

   The increase in general and administrative expenses for the first quarter of 2001 compared to the first quarter of 2000 was primarily related to the acquisition of Network Solutions in June 2000. Expenses also increased due to additional staffing levels required to manage and support our expanded operations, the implementation of additional management information systems, and the expansion of our corporate headquarters.

   We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

 Amortization of goodwill and other intangible assets

   The amortization of goodwill and other intangible assets was $1.4 billion in the first three months of 2001 compared to $61 million the first three months of 2000. The increase was primarily from our acquisition of Network Solutions in June 2000. We expect to recognize goodwill and other intangible asset amortization charges related to these acquisitions of approximately $1.4 billion per quarter until the goodwill and other intangible asset balances from our acquisitions become fully amortized which we currently anticipate ending in 2004. In addition, in the event we complete future acquisitions, we expect to incur additional goodwill and other intangible asset amortization charges.

   VeriSign reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, or a significant change in the operations of the acquired business. To date, results of operations and cash flows from VeriSign's acquisitions have been consistent with original expectations and no adjustments to the carrying value of goodwill and other intangible assets have been required, however, changes in the economy, the business in which the Company operates and VeriSign's own relative performance could change the assumptions used to evaluate the recovery of goodwill and other intangible assets.

 Other Income

   Other income consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments and gains or losses on sales or write-downs of equity investments, as well as the net effect of foreign currency transaction gains and losses. Other income also includes charges for any gains or losses on the disposal of property and equipment and other miscellaneous expenses.

   A comparison of other income for the three-month periods ended March 31, 2001 and 2000 is presented below.

                                                      2001      2000    Change
                                                    --------   -------  ------
                                                    (Dollars in thousands)
   First quarter period:
     Other income.................................. $(53,163)  $34,847   (253)%
     Percentage of revenues........................      (25)%     102%

   The change in other income in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to a write-down of investments totaling $74.7 million on certain public and non-public equity security investments offset by $21.5 million of interest income in the first quarter of 2001 compared to a realized gain of $32.6 million from the sale of shares of Keynote Systems, Inc., and interest income of $2.6 million in the first quarter of 2000. As of March 31, 2001 we determined that the decline in value of certain of our public and non-public equity securities investments was other than temporary. We had previously valued certain of these investments at the then fair market value as part of the Network Solutions acquisition. Our cash and investments base increased significantly through the acquisition of Network Solutions in June 2000, which added over $925 million of cash and investments. We may from time to time recognize gains or losses from the sales, write-downs or write-offs of our equity investments.

 Deferred Income Taxes

   We have recorded a $27.2 million tax benefit for the pretax loss not attributable to the amortization of goodwill and other intangible assets that are not deductible for tax purposes.

   As of March 31, 2001, we had federal net operating loss carryforwards of approximately $375.3 million related to stock compensation expense and $135.0 million related to continuing operations. We also had state net operating loss carryforwards of approximately $154.8 million related to stock compensation expense and $67.5 million related to continuing operations. The federal net operating loss carryforwards will expire in 2010 through 2020 and the state net operating loss carryforwards will expire in 2004 through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership change.

   We have not applied a valuation allowance against the deferred tax assets resulting from the tax loss generated in the quarter ended March 31, 2001. For those deferred tax assets generated through December 31, 2000, we continue to provide a valuation allowance because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid in capital and will not result in future income statement benefit.

 Minority Interest in Net (Income) Loss of Subsidiary

   Minority interest in the net (income) loss of VeriSign Japan K.K. was $(210) thousand in the first three months of 2001 and $147 thousand in the first three months of 2000. The change is primarily due to VeriSign Japan's increased revenue as compared to the first quarter of 2000. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net (income) loss of subsidiary will fluctuate.

Factors That May Affect Future Results of Operations

   In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors discussed below and elsewhere in this Form 10-Q.

We have a limited operating history under our current business structure.

   We were incorporated in April 1995, and we began introducing our trusted infrastructure services in June 1995. In addition, we completed several acquisitions in 2000. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets and for companies integrating many businesses. Our success will depend on many factors, including, but not limited to, the following:

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

   We may not be able to sustain the revenue growth we have experienced in recent periods. In addition, past revenue growth may not be indicative of future operating results. If we do not successfully maintain our current position as a leading provider of domain name registration services or develop or market additional value-added web presence products and services, our business could be harmed.

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

Issues arising from implementing agreements with ICANN and the Department of Commerce could harm our registration business.

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

  . if we do not separate ownership of our registry and registrar by May 31, 2001 in accordance with the registry agreement, the term of the registry agreement will expire in November 2003 and we may not be chosen as the successor registry;

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

   In connection with our first round of financing, RSA contributed certain technology to us and entered into a non-competition agreement with us under which RSA agreed that it would not compete with our certificate authority business for a period of five years. This non-competition agreement expired in April 2000. We believe that, because RSA, which is now a wholly-owned subsidiary of RSA Security, has already developed expertise in the area of cryptography, its barriers to entry would be lower than those that would be encountered by our other potential competitors should RSA choose to enter any of our markets. If RSA were to enter into the digital certificate market, our business could be materially harmed.

   The agreements among ICANN, the Department of Commerce, us and other registrars permit flexibility in pricing for and term of registrations. Our revenues, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms resulting from increased competition. Some registrars and resellers in the .com, .net and .org top-level domains are already charging lower prices for web presence services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

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

   We depend on the uninterrupted operation of our various domain name registration systems, secure data centers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, and Herndon, Virginia. Though we have back-up power resources, our California locations are susceptible to recent electric power shortages. All of our web presence services systems, including those used in our domain name registry and registrar business are located at our Herndon, Virginia facilities. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business.

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

   A failure in the operation of our various registration systems, our domain name zone servers, the domain name root servers or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. The inability of our registrar systems, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

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

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

   Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many of our employees are based in California.

Acquisitions could harm our business.

   We made several significant acquisitions in 2000. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. In addition, assimilating acquired businesses involves a number of other risks, including, but not limited to:

  .  the potential disruption of our business;

  . the potential impairment of relationships with our employees, customers and strategic partners;

  . the additional expenses associated with the amortization of goodwill and other intangible assets, which we expect will be an aggregate of approximately $20 billion and will be amortized on a straight-line basis generally over two to four years;

  . the additional expense associated with a write-off of a portion of goodwill and other intangible assets due to changes in market condition, the U.S. and global economy or the economy in the markets in which we compete or because acquisitions are not providing the benefits expected;

  .  unanticipated costs or the incurrence of unknown liabilities;

  . the need to manage more geographically-dispersed operations, such as our offices in Virginia, North Carolina, South Africa and in the UK;

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

Some of our investments in other companies resulted in losses and may result in losses in the future.

   We have equity and debt investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. In the first quarter of 2001 we determined that the decline in value of certain of our public and private equity security investments was other than temporary and we recognized a loss of $74.7 million related to the decline in value of these investments. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

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

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to over 2,300 employees at March 31, 2001. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

   Our web presence services also could be harmed if a significant number of Internet service providers decided not to route Internet communications to or from domain names registered by it or if a significant number of Internet service providers decided to provide routing to a set of domain name servers that did not point to our domain name zone servers.

We must establish and maintain strategic and other relationships.

   One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. Examples of these types of relationships include our arrangements with Cisco, Microsoft and RSA Security. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our Internet infrastructure services and web presence services than we would otherwise. Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our Internet infrastructure services successfully.

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

   Revenues from international subsidiaries and affiliates accounted for approximately 10% of our revenues in the first three months of 2001 and approximately 14% of our revenues in the full year of 2000. We intend to expand our international operations and international sales and marketing activities. For example, with our acquisition of THAWTE we have additional operations in South Africa and with our acquisition of Network Solutions we have additional operations in Asia and Europe. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet infrastructure trust services and web presence services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

  .  seasonal reductions in business activity; and

  .  potentially adverse tax consequences.

   We have licensed to our affiliates the VeriSign Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of Internet infrastructure services. The VeriSign Processing Center platform provides an affiliate with the knowledge and technology to offer Internet infrastructure services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control. Any failure of an affiliate to maintain the privacy of confidential customer information could result in negative publicity and therefore adversely affect the market's perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally. For further information, please see "System interruptions and security breaches could harm our business."

   All of our international revenues from sources other than VeriSign Japan, THAWTE Consulting, VeriSign AB and Domain Names are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations.

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

   In July 2000, the Electronic Signatures in Global and National Commerce Act, or "E-Sign," was passed. E-Sign is intended to render digital signatures legally equivalent to those signed on paper. The execution of E-Sign could materially and adversely affect our digital certificates services business. For example, there may be an increasing demand for digital signatures and certificates as a result of the new E-Sign law. However, due to competition or other reasons, our services may not be adopted. If we cannot meet market expectations or demand for our products and services does not increase, our business may be materially and adversely affected. Furthermore, a successful implementation of E-Sign may further encourage competitors to enter the marketplace because of the possible increase in demand for digital signatures and certificates. This could effectively lower barriers to entry and increasingly flood the marketplace with competitors, which could, among other things, result in price erosion. While we cannot assure you that E-Sign will be effectively implemented or how this implementation will affect our business, we must continue to meet the demand and expectations of our customers, and our failure to do so could materially and adversely harm our business.

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

Liquidity and Capital Resources

                                                March 31,   December
                                                  2001      31, 2000   Change
                                               ----------- ----------- ------
                                                   (Dollars in thousands)
   Cash, cash equivalents and short-term
    investments............................... $   909,930 $ 1,026,275  (11)%
   Working capital............................ $   448,540 $   520,953  (14)%
   Stockholders' equity....................... $17,123,944 $18,470,608   (7)%

   At March 31, 2001, our principal source of liquidity was approximately $909.9 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds. The acquisition of Network Solutions in June 2000 added an additional $867.3 million of liquidity. In addition, we held $96.6 million of long-term equity minority investments and $237.1 million of corporate debt securities at March 31, 2001.

   Net cash provided by operating activities was $66.0 million in the first three months of 2001 compared to $2.6 million in the first three months of 2000. The increase was primarily due to an overall increase in net income after adjustment for non-cash items such as depreciation and amortization and an overall increase in our deferred revenue balance in which we receive payment in advance for many of our products and services. The increase in cash provided by operating activities was partially offset by increases in accounts receivable and deferred income taxes.

   Net cash used in investing activities was $187.2 million in the first three months of 2001, primarily as a result of $589.5 million used for purchases of short and long-term investments and $20.3 million used for purchases of property and equipment partially offset by proceeds of $423.7 million from sales and maturities of short and long-term investments. Net cash provided by investing activities in the first three months of 2000 was $27.0 million and was primarily the result of a sale of a portion of our investment in Keynote Systems, Inc., partially offset by costs relating to our acquisitions of Thawte and Signio and capital expenditures for property and equipment. As of March 31, 2001, we also had commitments under noncancelable operating leases for our facilities for various terms through 2011.

   Net cash provided by financing activities was $26.0 million in first three months of 2001 and $8.3 million in the first three months of 2000. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

   The primary objective of VeriSign's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of March 31, 2001, 82% of our non-strategic investments mature in less than one year.

   The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                     Maturing in
                            ------------------------------
                                       Six Months   More             Estimated
                            Six Months     to     than One             Fair
                             or Less    One Year    Year     Total     Value
                            ---------- ---------- --------  -------- ---------
                                         (Dollars in thousands)
   Included in cash and
    cash equivalents.......  $153,696   $   --    $    --   $153,696 $153,769
   Weighted-average
    interest rate..........      5.69%      --         --
   Included in short-term
    investments............  $459,550   $86,296   $    --   $545,846 $546,513
   Weighted-average
    interest rate..........      6.06%     5.28%       --
   Included in long-term
    investments............  $ 25,071   $25,815   $169,228  $220,114 $221,089
   Weighted-average
    interest rate..........      6.72%     6.02%      5.47%

Exchange rate risk

   VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from affiliates other than VeriSign Japan, THAWTE Consulting, VeriSign AB and Domain Names are denominated in United States Dollars and, therefore, are not subject to exchange rate fluctuations.

   Both the revenues and expenses of our majority-owned subsidiary in Japan as well as our wholly owned subsidiaries in South Africa, Sweden and the United Kingdom are denominated in local currencies. In these regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States Dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. Because of our minimal exposure to foreign currencies, we have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

Equity price risk

   We own shares of common stock of several public companies. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated other comprehensive income" component of stockholders' equity. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. In the first quarter of 2001 we determined the decline in value of certain public and non-public equity investments was other than temporary and the Company recognized a $74.7 million realized loss. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. Currently we do not hedge against equity price changes.

Intangible Asset Risk

   We have a substantial amount of intangible assets. Although at March 31, 2001 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As of April 27, 2001, through our Network Solutions subsidiary, we were a defendant in seventeen active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the contractual right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Since that time, the frequency of this type of suit has continued to decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that affects their contractual rights to the domain names in question. Although 85 of these kinds of situations over the past six and a half years have resulted in suits actually naming Network Solutions as a defendant, as of April 27, 2001, no adverse judgment has been rendered and no award of damages has ever been made, and no suits are currently pending against Network Solutions. We believe that we have meritorious defenses and we intend to vigorously defend ourselves against these claims.

   On February 2, 2001, Leon Stambler filed a complaint against us alleging patent infringement in the United States District Court for the District of Delaware. The other co-defendants in the suit are RSA Security Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation. The complaint alleges that our Secure Site service infringes claim 12 of Mr. Stambler's U.S. Patent No. 5,793,302 and that our Payflow products infringe claims 1, 28, and 34 of Mr. Stambler's U.S. Patent No. 5,974,148. The complaint seeks judgment declaring that the defendants have infringed the asserted claims of the patents-in-suit, preliminary and permanent injunctions against the defendants from infringing the asserted claims, an order requiring the defendants to pay damages to compensate Mr. Stambler for the alleged infringement, and an order awarding Mr. Stambler treble damages for any willful infringement as well as attorney fees and costs. All of the defendants filed their answers to the complaint on March 28, 2001. While we cannot predict the outcome of this matter presently, we believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

   On June 15, 2000, plaintiff David Moran filed a putative shareholder derivative complaint on behalf of himself and others similarly situated against Charles Stuckey, Jr., James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter III, Robert P. Badavas, and against us as a nominal defendant. The case is captioned Moran v. Stuckey, et.al., No. 1810 NC (Del. Ch. 2000). The complaint alleges, among other things, that the directors of RSA Security mismanaged RSA's business, failed to protect its intellectual property or enforce the terms of its license agreement with us, and that we violated the terms of the licensing agreement and competed against RSA. On August 2, 2000, a second shareholder complaint was filed against us and the aforementioned directors of RSA Security, Inc. by plaintiff James V. Biglan. That case is captioned Biglan v. Stuckey, et al. Civ. Action No. 18190NC (Del. Ch. 2000). On September 25, 2000 the Court ordered the cases consolidated under the Moran caption and named lead counsel for plaintiffs in this matter. We filed a Motion to Dismiss on November 20, 2000. While we cannot ascertain the outcome of this matter presently, we currently believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended March 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERISIGN, INC.

                                               /s/ Stratton D. Sclavos
Date: May 11, 2001                        By: _________________________________
                                                   Stratton D. Sclavos
                                              President and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

                                                  /s/ Dana L. Evan
Date: May 11, 2001                        By: _________________________________
                                                      Dana L. Evan
                                           Executive Vice President of Finance
                                               and Administration and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)