Form 10-Q
period 2001-06-30
VERISIGN INC/CA
filed 2001-08-13
CIK 1014473

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

                  For the quarterly period ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________

                       Commission File Number: 000-23593

                               ----------------

                                 VERISIGN, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       94-3221585
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

487 East Middlefield Road, Mountain View, CA                       94043
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

                                              Shares
                                            Outstanding
                  Class                    July 31, 2001
                  -----                    -------------
            Common stock, $.001 par value   202,871,146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                 PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  35

                                  PART II--OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................  37

Item 4.  Submission of Matters to a Vote of Security Holders....................................  39

Item 6.  Exhibits and Reports on Form 8-K.......................................................  39

Signatures.....................................................................................   40

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   As required under Item 1--Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

                      Financial Statement Description                      Page
                      -------------------------------                      ----
   .Condensed Consolidated Balance Sheets as of June 30, 2001 and
        December 31, 2000................................................    4

   .Condensed Consolidated Statements of Operations for the Three and Six
        Months Ended June 30, 2001 and 2000..............................    5

   .Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2001 and 2000.....................................    6

   .Notes to Condensed Consolidated Financial Statements.................    7

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       June 30,    December 31,
                                                         2001          2000
                                                     ------------  ------------
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents......................... $    450,014  $   460,362
  Short-term investments............................      348,160      565,913
  Accounts receivable, net..........................      189,622      128,011
  Prepaid expenses and other current assets.........       29,065       32,146
                                                     ------------  -----------
    Total current assets............................    1,016,861    1,186,432
Property and equipment, net.........................      133,073      105,602
Goodwill and other intangible assets, net...........    5,067,158   17,656,641
Long-term investments...............................      458,123      209,145
Deferred income taxes...............................       63,429          --
Other assets, net...................................       30,104       37,402
                                                     ------------  -----------
                                                     $  6,768,748  $19,195,222
                                                     ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities.......... $    222,655  $   212,766
  Deferred revenue..................................      435,252      452,713
                                                     ------------  -----------
    Total current liabilities.......................      657,907      665,479
                                                     ------------  -----------
Long-term deferred revenue..........................      134,750       55,575
Other long-term liabilities.........................        3,637        3,560
                                                     ------------  -----------
    Total long-term liabilities.....................      138,387       59,135
                                                     ------------  -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock--par value $.001 per share
   Authorized shares: 5,000,000
   Issued and outstanding shares: none..............          --           --
  Common stock--par value $.001 per share
   Authorized shares: 1,000,000,000
   Issued and outstanding shares: 202,649,457 and
    198,639,497 excluding 40,000 shares held in
    treasury........................................          203          199
Additional paid-in capital..........................   21,734,677   21,670,647
Notes receivable from stockholders..................         (252)        (245)
Unearned compensation...............................      (34,286)     (36,365)
Accumulated deficit.................................  (15,731,033)  (3,162,926)
Accumulated other comprehensive income (loss).......        3,145         (702)
                                                     ------------  -----------
    Total stockholders' equity......................    5,972,454   18,470,608
                                                     ------------  -----------
                                                     $  6,768,748  $19,195,222
                                                     ============  ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                        ------------------------------ ----------------------------
                                                             2001            2000           2001          2000
                                                        ---------------  ------------- --------------  ------------
Revenues..............................................  $       231,197  $     70,254  $      444,610  $   104,325
                                                        ---------------  ------------  --------------  -----------
Costs and expenses:
  Cost of revenues....................................           80,308        22,570         154,648       35,032
  Sales and marketing.................................           65,337        28,885         129,788       42,518
  Research and development............................           20,659         7,114          40,546       11,543
  General and administrative..........................           34,842         8,154          66,008       11,836
  Write-off of acquired in-process research and
   development........................................              --         54,000             --        54,000
  Amortization and write-down of goodwill and other
   intangible assets..................................       11,269,036       409,216      12,643,805      470,230
                                                        ---------------  ------------  --------------  -----------
    Total costs and expenses..........................       11,470,182       529,939      13,034,795      625,159
                                                        ---------------  ------------  --------------  -----------
    Operating loss....................................      (11,238,985)     (459,685)    (12,590,185)    (520,834)
Other income:
  Interest and investment income (loss)...............           19,165         6,871         (34,035)      42,107
  Other income (expense), net.........................              (14)          (67)             23         (456)
                                                        ---------------  ------------  --------------  -----------
    Total other income (expense)......................           19,151         6,804         (34,012)      41,651
                                                        ---------------  ------------  --------------  -----------
    Loss before income taxes and minority interest....      (11,219,834)     (452,881)    (12,624,197)    (479,183)
Income tax benefit....................................           29,413           --           56,609          --
                                                        ---------------  ------------  --------------  -----------
    Loss before minority interest.....................      (11,190,421)     (452,881)    (12,567,588)    (479,183)
                                                        ---------------  ------------  --------------  -----------
Minority interest in net (income) loss of subsidiary..             (309)          (57)           (519)          90
                                                        ---------------  ------------  --------------  -----------
  Net loss............................................  $   (11,190,730) $   (452,938) $  (12,568,107) $  (479,093)
                                                        ===============  ============  ==============  ===========
Net loss per share:
  Basic and diluted...................................  $        (55.49) $      (3.37) $       (62.65) $     (3.94)
                                                        ===============  ============  ==============  ===========
Shares used in per share computation:
  Basic and diluted...................................          201,675       134,437         200,624      121,586
                                                        ===============  ============  ==============  ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                         2001         2000
                                                     ------------  -----------
Cash flows from operating activities:
  Net loss.......................................... $(12,568,107) $  (479,093)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization of property and
     equipment......................................       24,488        7,905
    Amortization and write-down of goodwill and
     other intangible assets........................   12,643,805      470,230
    Write-off of acquired in-process research and
     development....................................          --        54,000
    Gain on sale of marketable securities...........       (2,114)     (32,623)
    Write-down of investments.......................       74,690          --
    Minority interest in net income of subsidiary...          519          (90)
    Deferred income taxes...........................      (56,609)         --
    Amortization of unearned compensation...........        7,520           51
    Loss on disposal of property and equipment......          --            77
  Changes in operating assets and liabilities:
    Accounts receivable.............................      (60,206)     (14,023)
    Prepaid expenses and other current assets.......        3,534          963
    Accounts payable and accrued liabilities........        9,757       32,872
    Deferred revenue................................       38,269       26,788
                                                     ------------  -----------
      Net cash provided by operating activities.....      115,546       67,057
                                                     ------------  -----------
Cash flows from investing activities:
  Purchases of short-term investments...............     (596,745)     (18,186)
  Proceeds from maturities and sales of short-term
   investments......................................      810,482       82,446
  Purchases of long-term investments................     (374,099)     (80,456)
  Proceeds from maturities and sales of long-term
   investments......................................       42,774       52,184
  Purchases of property and equipment...............      (45,677)     (17,246)
  Net cash (paid) acquired in business
   combinations.....................................      (12,210)     852,412
  Transaction costs.................................      (10,890)     (11,580)
  Other assets......................................          786          615
                                                     ------------  -----------
      Net cash (used in) provided by investing
       activities...................................     (185,579)     860,189
                                                     ------------  -----------
Cash flows from financing activities: (Issuance)
 collections on notes receivable from stockholders,
 net................................................           (7)         511
      Net proceeds from issuance of common stock....       61,063       15,211
                                                     ------------  -----------
Net cash provided by financing activities...........       61,056       15,722
                                                     ------------  -----------
Effect of exchange rate changes on cash.............       (1,371)         177
                                                     ------------  -----------
Net (decrease) increase in cash and cash
 equivalents........................................      (10,348)     943,145
Cash and cash equivalents at beginning of period....      460,362       70,382
                                                     ------------  -----------
Cash and cash equivalents at end of period.......... $    450,014  $ 1,013,527
                                                     ============  ===========
Supplemental cash flow disclosures:
  Noncash investing and financing activities:
    Issuance of common stock for business
     combinations................................... $        --   $19,330,837
                                                     ============  ===========
    Unrealized gain on investments, net of tax...... $      5,218  $     7,750
                                                     ============  ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries ("VeriSign" or the "Company"), at June 30, 2001, and the results of operations and cash flows for the interim periods ended June 30, 2001 and 2000.

   The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 2000, included in the annual report previously filed on Form 10-K.

   The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year.

   The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable approximate their respective fair values.

Note 2. Goodwill and Other Intangible Assets

   During 2000, the Company completed several acquisitions, including the acquisitions of THAWTE Consulting (Pty) Limited ("THAWTE"), Signio, Inc. ("Signio") and Network Solutions, Inc. ("Network Solutions"). These acquisitions resulted in the recording of goodwill of approximately $21.3 billion. VeriSign reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period. Though the acquisitions have predominantly been performing at or above expectations, market conditions and attendant multiples used to estimate terminal values have continued to remain depressed. At June 30, 2000, the NASDAQ market index was at 3,966 points and has decreased 1,805 points, or 46%, to 2,161 points at June 30, 2001. This decline has affected the analysis used to assess the recoverability of goodwill. As a result, management has recorded an impairment charge in the quarter ended June 30, 2001, in the amount of $9.9 billion. Since these acquisitions were completed by issuing shares of the Company's common stock, the impairment should be considered a non-cash charge. At June 30, 2001, VeriSign had a remaining balance of $5.1 billion of goodwill and other intangible assets.

   The impairment of goodwill and other intangible assets resulted in a write-off of the net book value as follows:

                                                    Network
                                  THAWTE   Signio  Solutions   Other    Total
                                 -------- -------- ---------- ------- ----------
                                                 (In thousands)
   Goodwill..................... $100,451 $447,442 $9,228,263 $63,064 $9,839,220
   Trade names..................      --     2,501     49,535     --      52,036
                                 -------- -------- ---------- ------- ----------
                                 $100,451 $449,943 $9,277,798 $63,064 $9,891,256
                                 ======== ======== ========== ======= ==========

                        VERISIGN, INC. AND SUBSIDIARIES

Note 3. Long-term Investments

   VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. These investments are included in long-term investments. Investments in non-public companies are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the operating performance and cash flow forecasts in assessing each investment's carrying value. Investments in public companies are recorded at fair market value with the associated unrealized gain or loss included in accumulated other comprehensive income. VeriSign identifies and records impairment losses on its investments when circumstances indicate that a decline in the fair value of an investment is other than temporary. During the first quarter of 2001, the Company determined that the decline in value of certain of the Company's public and non-public equity investments was other than temporary and recorded a write-down of these investments totaling $74.7 million.

Note 4. Comprehensive Loss

   Comprehensive loss consists of net loss and accumulated other comprehensive income (loss). The components of comprehensive loss are as follows:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              -----------------------  -----------------------
                                  2001        2000         2001        2000
                              ------------  ---------  ------------  ---------
                                             (In thousands)
   Net loss.................  $(11,190,730) $(452,938) $(12,568,107) $(479,093)
   Change in unrealized gain
    (loss) on investments,
    net of tax..............           357    (38,130)        5,218    (46,291)
   Translation adjustments..           239         87        (1,371)       177
                              ------------  ---------  ------------  ---------
   Comprehensive loss.......  $(11,190,134) $(490,981) $(12,564,260) $(525,207)
                              ============  =========  ============  =========

Note 5. Calculation of Net Loss per Share

   Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. In the periods where the Company has a net loss, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options would be anti-dilutive. In addition, options to purchase shares of common stock were not included in the computation of diluted earnings per share in periods where the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. At June 30, 2001, options to purchase 28,567,148 shares of common stock were outstanding and at June 30, 2000, options to purchase 27,206,356 shares of common stock were outstanding.

                        VERISIGN, INC. AND SUBSIDIARIES

   The following table represents the computation of basic and diluted net loss per share:

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                               -----------------------  -----------------------
                                   2001        2000         2001        2000
                               ------------  ---------  ------------  ---------
                                   (In thousands, except per share data)
   Basic and diluted net loss
    per share:
     Net loss................  $(11,190,730) $(452,938) $(12,568,107) $(479,093)
                               ============  =========  ============  =========
   Determination of basic and
    diluted shares:
     Weighted average shares
      outstanding............       201,675    134,469       200,624    121,811
     Weighted average shares
      issued and subject to
      repurchase agreements..           --         (32)          --        (225)
                               ------------  ---------  ------------  ---------
   Basic and diluted average
    common shares
    outstanding..............       201,675    134,437       200,624    121,586
                               ============  =========  ============  =========
   Basic and diluted net loss
    per share................  $     (55.49) $   (3.37) $     (62.65) $   (3.94)
                               ============  =========  ============  =========

Note 6. Segment Information

 Description of segments

   Effective January 1, 2001, VeriSign organized its business into two reportable operating segments, the Mass Markets Division and the Enterprise and Service Provider Division. The segments were determined based primarily on how the Chief Operating Decision Maker views and evaluates VeriSign's operations. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards ("SFAS") No.
131. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. The performance of each segment is measured based on several metrics, including gross margin.

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

                        VERISIGN, INC. AND SUBSIDIARIES

   The following table reflects the results of VeriSign's reportable segments under VeriSign's management system. The "Other" segment consists primarily of unallocated corporate expenses. These results are used, in part, by the Chief Operating Decision Maker and by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and gross margin include transactions between segments that are intended to reflect an arm's length transfer at the best price available for comparable external transactions. Prior to the acquisition of Network Solutions in June of 2000, all of VeriSign's revenues and expenses were included in the Enterprise and Service Provider Division, therefore information for the three-month period and six-month period ended June 30, 2000, is not relevant.

                                                    Enterprise and
                                      Mass Markets Service Provider           Total
                                        Division       Division      Other   Segments
                                      ------------ ---------------- -------  --------
                                                      (In thousands)
   Three months ended June 30, 2001:
     External revenues..............    $145,845       $ 85,352     $   --   $231,197
     Internal revenues..............         --          34,985         --     34,985
                                        --------       --------     -------  --------
       Total revenues...............    $145,845       $120,337     $   --   $266,182
                                        ========       ========     =======  ========
     Segment gross margin...........    $102,606       $ 50,129     $(1,846) $150,889
                                        ========       ========     =======  ========

   Six months ended June 30, 2001:
     External revenues..............    $282,522       $162,088     $   --   $444,610
     Internal revenues..............         --          67,573         --     67,573
                                        --------       --------     -------  --------
       Total revenues...............    $282,522       $229,661     $   --   $512,183
                                        ========       ========     =======  ========
     Segment gross margin...........    $198,605        $97,310     $(5,953) $289,962
                                        ========       ========     =======  ========

   Assets are not tracked by segment and the Chief Operating Decision Maker does not evaluate segment performance based on asset utilization.

 Reconciliation to VeriSign, as reported

                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                        -----------------------  -----------------------
                                            2001        2000         2001        2000
                                        ------------  ---------  ------------  ---------
                                                       (In thousands)
   Revenues:
     Total segments...................  $    266,182  $  76,466  $    512,183  $ 110,537
     Elimination of internal
      revenues........................       (34,985)    (6,212)      (67,573)    (6,212)
                                        ------------  ---------  ------------  ---------
       Revenues, as reported..........  $    231,197  $  70,254       444,610    104,325
                                        ============  =========  ============  =========
   Net loss:
     Segment gross margin.............  $    150,889  $  47,684  $    289,962  $  69,293
     Operating expenses...............    11,389,874    507,369    12,880,147    590,127
                                        ------------  ---------  ------------  ---------
     Operating loss...................   (11,238,985)  (459,685)  (12,590,185)  (520,834)
     Other income (loss)..............        19,151      6,804       (34,012)    41,651
     Income tax benefit...............        29,413        --         56,609        --
     Minority interest in net (income)
      loss of subsidiary..............          (309)       (57)         (519)        90
                                        ------------  ---------  ------------  ---------
       Net loss, as reported..........  $(11,190,730) $(452,938) $(12,568,107) $(479,093)
                                        ============  =========  ============  =========

                        VERISIGN, INC. AND SUBSIDIARIES

 Geographic information

                                                Three Months   Six Months Ended
                                               Ended June 30,      June 30,
                                              ---------------- -----------------
                                                2001    2000     2001     2000
                                              -------- ------- -------- --------
                                                        (In thousands)
   Revenues:
     United States........................... $200,363 $55,356 $390,776 $ 78,927
     All other countries.....................   30,834  14,898   53,834   25,398
                                              -------- ------- -------- --------
       Total................................. $231,197 $70,254 $444,610 $104,325
                                              ======== ======= ======== ========

   VeriSign operates in the United States, Canada, Europe, Japan and South Africa. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Herndon, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

                                                              As of June 30,
                                                          ----------------------
                                                             2001       2000
                                                          ---------- -----------
                                                              (In thousands)
   Long-lived assets:
     United States....................................... $5,434,976 $19,760,873
     All other countries.................................    253,482     561,953
                                                          ---------- -----------
       Total............................................. $5,688,458 $20,322,826
                                                          ========== ===========

   Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, and other long-term assets.

Note 7. Income Taxes

   Through the six months ended June 30, 2001, we have recorded a $56.6 million tax benefit for the pretax loss not attributable to the amortization of goodwill and other acquired intangible assets that are not deductible for tax purposes.

   As of June 30, 2001, we had federal net operating loss carryforwards of approximately $416.8 million related to stock compensation expense and $358.8 million related to continuing operations. We also had state net operating loss carryforwards of approximately $236.3 million related to stock compensation expense and $200.4 million related to continuing operations. The federal net operating loss carryforwards will expire in 2010 through 2020 and the state net operating loss carryforwards will expire in 2004 through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such ownership change occurs.

   Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation

                        VERISIGN, INC. AND SUBSIDIARIES
allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid in capital and will not result in future income statement benefit.

Note 8. Commitments and Contingencies

 Legal Proceedings

   The Department of Justice ("DOJ") Antitrust Division issued a Civil Investigative Demand ("CID") in January 2000, seeking information and documents concerning the then pending acquisition by VeriSign of THAWTE. VeriSign has complied with the information requests of the CID, and has provided additional information to the DOJ to alleviate their concerns about the potential competitive effects of the transaction. While management believes that the transaction does not violate the antitrust laws, it is possible that the DOJ may ultimately raise an objection. Formal objection could lead to further proceedings or litigation that could have an adverse material effect on VeriSign, and could include the licensing or divestiture of assets acquired in the transaction.

   VeriSign is engaged in other complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign's consolidated financial position and results of operations.

Note 9. Recent Accounting Pronouncements

   On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets."

   Statement 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company will adopt the provisions of Statement 141 commencing July 1, 2001. To date, the Company has accounted for all of its business combinations as purchases and the adoption of Statement 141 is not expected to have a significant impact on the Company's financial position or results of operations.

   Statement 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to adopt Statement No. 142 as of January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through December 31, 2001, but will cease commencing January 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of Statement 142, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The effects of adopting Statement 142 are currently being determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

   Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may affect future results of operations and cause or contribute to such differences include, but are not limited to, those discussed in the section "Factors That May Affect Future Results of Operations". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we have or will file in 2001 and our Annual Report on Form 10-K for the period ended December 31, 2000, which was filed on March 28, 2001. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

   We market our authentication services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, systems integrators and member organizations in our international network of affiliates. A significant portion of our authentication services revenues to date have been generated through sales from our website, but we intend to continue to expand our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels. We continue to build an international network of affiliates ("VeriSign Trust Network") who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. The VeriSign Trust Network now consists of 38 member organizations including British Telecommunications plc in the United Kingdom, Canadian Imperial Bank of Commerce of Canada, Certplus of France, eSign of Australia, HiTrust of Taiwan, Roccade of The Netherlands, and Telia in Sweden. These international service providers utilize common technology, operating practices and infrastructure to deliver interoperable trust services for a specific geographic region or vertical market.

   We market our payment services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, and systems integrators. A significant portion of our payment services revenues to date has been generated through sales from our website, but we intend to continue to expand our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels.

   Our registry business, now VeriSign Global Registry Service ("Registry"), is the exclusive registry for second level domain names within the .com, .net and
 .org top-level domains under agreements with the Internet Corporation for Assigned Names and Numbers ("ICANN") and the Department of Commerce ("DOC"). Internet domain names are unique identities that enable businesses, other organizations and individuals to communicate and conduct commerce on the Internet. As a registry, VeriSign Global Registry Service maintains the master directory of all second level domain names in the .com, .net and .org top-level domains. VeriSign Global Registry Service owns and maintains the shared registration system that allows all registrars, including our own, to enter new second level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second level domain names. As of June 30, 2001, the VeriSign Global Registry Service had approximately 32.4 million domain names under management in its authoritative database of domain names ending in .com, .net and .org.

   Our Web Presence Services business markets second level domain name registration services, through our registrar ("Registrar"), and other value-added services that enable our customers to establish their identities on the web. The Registrar markets its services through a number of distribution channels, including the Internet, premier partner and business account partner programs, and strategic alliances. As of June 30, 2001, the Registrar had approximately 16.0 million domain names under management in the .com, .net and
 .org top-level domains.

   In December 1992, Network Solutions entered into the Cooperative Agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top-level domains:
 .com, .net, .org, .edu and .gov. These registration services include the initial two-year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. In September 1998, the DOC took over the administration of the Cooperative Agreement from the National Science Foundation. In October 1998, the Cooperative Agreement was amended to extend its term until September 30, 2000, and to transition to a shared registration system.

   On November 10, 1999, Network Solutions, the DOC and ICANN entered into a series of wide-ranging agreements relating to the domain name system. Under these agreements, Network Solutions recognized ICANN as the not-for-profit corporation described in the Cooperative Agreement as amended, became an ICANN-accredited registrar and agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. Our Registrar will be an accredited registrar through November 9, 2004, with a right to renew indefinitely in accordance with the Cooperative Agreement. Our Registry charges registrars $6 per domain name registration per year unless increased to cover increases in registry costs under circumstances described in the Cooperative Agreement.

   In May 2001, the DOC approved agreements between the Company and ICANN and certain amendments to the Cooperative Agreement with the DOC that outline new terms for the continuation of our role as both the registry and a registrar for the .com, .net and .org top-level domains ("TLDs"). Under the terms of the new agreements, we will continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005; we will continue to operate both registries beyond these dates under certain conditions as set forth in the agreements. The Company's continued operation of the .net registry through June 30, 2005, is subject to adjustment if certain market measurements indicate that competition in the registry or registrar market is not growing or meeting established goals. Depending on whether the share of registered names in the
 .biz, .info, .name, and .pro TLDs reaches certain specified levels as of December 31, 2002, and whether the Registrar's share of the net increase in new registered names in .com and .net during the year 2002 exceeds certain specified levels, the expiration date for the .net registry may be adjusted to November 10, 2003, or the expiration date may remain unchanged but a subsequent measurement may be required on March 31, 2004. If an additional measurement is required to be made on March 31, 2004, the expiration date for the .net registry may be adjusted to January 1, 2005, or may remain unchanged depending on whether the market measurements specified in the .net registry agreement are met. Additional terms of the agreements allow us to continue to operate our registrar business under the .com, .net and .org top-level domains. The existing structural separation between our registry and registrar businesses will remain in effect throughout the 2007 term with the Company agreeing to an independent audit of our registry/registrar structural separation annually. We will continue to operate the .org registry through December 2002 at which point that registry will return to its status for use by non-profit organizations around the world. We have further agreed to ensure an orderly transition of the .org registry and contribute a nominal endowment toward a new non-profit organization that will operate the .org registry.

Results of Operations

   We have experienced substantial net losses in the past and we expect to continue to report losses due to the charges we incur for the amortization of acquired goodwill and other intangible assets related to our acquisitions. As of June 30, 2001, we had an accumulated deficit of approximately $15.7 billion, primarily due to the amortization and write-down of goodwill and other intangible assets related to our acquisitions of approximately $15.8 billion.

 Revenues

   The Company recognizes revenue on software arrangements in accordance with SOP 97-2, "Software Revenue Recognition," as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support ("PCS"), installation, training, etc. to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

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

   Revenues from the licensing of digital certificate technology and business process technology are sold in arrangements involving multiple elements including PCS, training and other services. PCS can be renewed annually for an additional fee. The Company uses the PCS renewal rate as evidence of fair value of PCS. The Company establishes evidence of fair value for training and other services through the price charged when the same element is sold separately. Since the Company has established evidence of fair value for all undelivered elements of these arrangements, revenue is recognized under the residual method. The fair value of PCS is recognized over the PCS term, training and other service revenue is recognized when delivered and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of these products to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS.

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

   On occasion, the Company has purchased goods or services for the Company's operations from vendors at or about the same time that the Company has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's length.

   Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the sale or renewal of domain name registration services are deferred and recognized ratably over the registration term, ranging one to ten years. Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. We defer revenues from the sale or renewal of domain name registration services and recognize these revenues ratably over the registration term.

   We accounted for all of our acquisitions in 2000 as purchase business combinations. Accordingly, the acquired companies' revenues have been included in our results of operations beginning with their dates of acquisition. As a result of our acquisitions of THAWTE and Signio in February 2000, and Network Solutions in June 2000, comparisons of revenues for the three-month periods and six-month periods ended June 30, 2001 and 2000 may not be relevant, as the businesses of the combined company were not equivalent. The year-ago results reflect approximately four months of activity from THAWTE and Signio, and only 22 days of activity from Network Solutions, which was acquired June 8, 2000. See our annual report filed on Form 10-K for the period ended December 31, 2000.

   A comparison of revenues for the three-month periods and six-month periods ended June 30, 2001 and 2000 is presented below.

                                                          2001     2000   Change
                                                        -------- -------- ------
                                                         (Dollars in thousands)
   Three-month period:
     Revenues.........................................  $231,197 $ 70,254  229%
   Six-month period:
     Revenues.........................................  $444,610 $104,325  326%

   Revenues increased significantly from the prior year primarily due to the acquisition of Network Solutions in June 2000. In addition, we increased sales of our authentication services, particularly our website digital certificates, and VeriSign OnSite services, expanded our international network of affiliates and delivered more training and consulting services.

   In the second quarter of 2001, VeriSign issued approximately 95,000 new and renewed certificates compared to 64,000 new and renewed certificates issued in the second quarter of 2000, an increase of over 48%. During the first six months of 2001 the VeriSign website digital certificate business issued approximately 185,000 new and renewed certificates, bringing the total installed base to over 327,000 certificates. In particular, the Mass Market website certificate base grew to 238,000 up 28,000 from year-end 2000. VeriSign also added three new service providers in the first six months of 2001 bringing the total member organizations in our international network of affiliates to 38, up from 28 at June 30, 2000.

   A small portion of our revenue mix is from payment transaction services through VeriSign Payment Services. At June 30, 2001, the customer base for these services had grown to more than 52,000 online merchants using VeriSign Payment Services to payment-enable their online stores and business-to-business commerce activities. VeriSign Payment Services acquired approximately 27,000 customers resulting from an acquisition in the second quarter of 2001. On a standalone basis, the Payment Services business added approximately 17,500 customers since June 30, 2000, representing an increase of 236%, and added approximately 9,900 in the first six months of 2001, representing an increase of 66% since year-end 2000.

   During the first six months of 2001 the Registrar increased domain names under management by approximately 1.0 million bringing the total domain names under management to approximately 16.0 million domain names at June 30, 2001, up from 11.8 million at June 30, 2000.

   VeriSign Global Registry Service added 2.8 million net new domain names during the second quarter of 2001, bringing total domain names under management to 32.4 million, an increase of 68%, over 19.3 million names at June 30, 2000, and an increase of 15% since year-end 2000. VeriSign Global Registry Service also processed the renewal, extension or transfer of an additional 3.0 million domain names during the second quarter of 2001, bringing the total number of paid domain name transactions during the quarter to 5.8 million and 11.6 million in the first six months of 2001.

   Revenues from international subsidiaries and affiliates accounted for 13% of revenues in the second quarter of 2001 and 12% of revenues in the first six months of 2001 compared to 21% of revenues in the second quarter of 2000 and 24% of revenues in the first six months of 2000. The percentage decrease in revenues from international subsidiaries and affiliates in 2001 was primarily related to the acquisition of Network Solutions whose revenue is attributable to the United States.

 Costs and Expenses

   All of our acquisitions in 2000 were accounted for as purchase business combinations and accordingly, the acquired companies' costs and expenses have been included in our results of operations beginning with their dates of acquisition. Therefore, comparisons of costs and expenses for the three-month periods and six-month periods ended June 30, 2001 and 2000 may not be relevant, as the businesses of the combined company were not equivalent.

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

   A comparison of cost of revenues for the three-month periods and six-month periods ended June 30, 2001 and 2000 is presented below.

                                                         2001     2000    Change
                                                       --------  -------  ------
                                                       (Dollars in thousands)
Three-month period:
  Cost of revenues.................................... $ 80,308  $22,570   256%
  Percentage of revenues..............................       35%      32%

Six-month period:
  Cost of revenues.................................... $154,648  $35,032   341%
  Percentage of revenues..............................       35%      34%

   Growth of revenues was the primary factor in the increase of cost of revenues during the three and six-month periods ended June 30, 2001, from the prior year. We hired more employees to support the growth of demand for our products and services and to support the growth of our security consulting and training activities. We incurred increased expenses for access to third-party databases, higher support charges for our external disaster recovery program, increased customer service costs related to our larger customer base and increased expenses related to the cost of software products resold to customers as part of network security solution implementations. Our acquisitions of THAWTE, Signio and Network Solutions have resulted in an increase in our cost of revenues since their acquisitions in 2000. Future acquisitions, further expansion into international markets and introductions of additional products will result in further increases in cost of revenues, due to additional personnel and related expenses and other factors. We anticipate that cost of revenues will continue to increase in absolute dollars as a result of continued growth in all of our lines of business.

   Cost of revenues as a percentage of revenues increased in both the second quarter and the first six months of 2001 primarily due to the cost structures of Network Solutions' product mix.

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

   A comparison of sales and marketing expenses for the three-month periods and six-month periods ended June 30, 2001 and 2000 is presented below.

                                                        2001     2000    Change
                                                      --------  -------  ------
                                                      (Dollars in thousands)
   Three-month period:
     Sales and marketing............................. $ 65,337  $28,885   126%
     Percentage of revenues..........................       28%      41%

   Six-month period:
     Sales and marketing............................. $129,788  $42,518   205%
     Percentage of revenues..........................       29%      41%

   The Network Solutions acquisition in June 2000 was the primary reason for the increase in sales and marketing expenses during the second quarter and the first six months of 2001. The Web Presence Services group incurs expenses promoting the value of the .com, .net and .org web addresses as well as value-added services including web site design tools and other enhanced service offerings. The remainder of the increase during the three and six-month periods ended June 30, 2001, was driven by lead and demand generation activities in our authentication businesses, expansion of our sales force and an increase in international sales expenses.

   While the absolute dollar spending increased for sales and marketing expenses in both the second quarter and the first six months of 2001, we continue to realize a decline in sales and marketing expenses as a percentage of revenues. This is primarily due to the increase in recurring revenues from existing customers, which tend to have lower acquisition costs and the increase in the productivity of the direct and inside sales forces.

   We expect sales and marketing expenses to continue to increase on an absolute dollar basis in the future, although at a slower rate than in previous quarters, primarily related to an expanded sales force, expanded marketing and demand generation activities, development and enhancement of partner and distribution channels and promotional activities for Web Presence Services and products.

 Research and development

   Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

   A comparison of research and development expenses for the three-month periods and six-month periods ended June 30, 2001 and 2000 is presented below.

                                                         2001     2000    Change
                                                        -------  -------  ------
                                                        (Dollars in thousands)
   Three-month period:
     Research and development.......................... $20,659  $ 7,114   190%
     Percentage of revenues............................       9%      10%
   Six-month period:
     Research and development.......................... $40,546  $11,543   251%
     Percentage of revenues............................       9%      11%

   Research and development expenses increased in absolute dollars in both the second quarter and the first six months of 2001 compared to the similar periods in 2000 primarily due to the acquisition of Network Solutions in June 2000. The increases relate to the development and enhancement of new registry products related to multilingual domain names and managed domain name system services. In addition, the increase is due to continued investment in the design, testing and deployment of, and technical support for our expanded Internet trust service offerings and technology. The absolute dollar increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. The decrease in research and development expenses as a percentage of revenues in both the three and six-month periods ended June 30, 2001, compared to the similar periods in 2000 is largely due to the different cost structures related to our acquisitions and efficiencies we realize as our business matures.

   We believe that timely development of new and enhanced authentication services, transaction services, Web Presence Services and technologies are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses will continue to increase in absolute dollars. To date, we have expensed all research and development expenditures as incurred.

 General and administrative

   General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities and computer and communications equipment, support services and professional services fees.

   A comparison of general and administrative expenses for the three-month periods and six-month periods ended June 30, 2001 and 2000 is presented below.

                                                         2001     2000    Change
                                                        -------  -------  ------
                                                        (Dollars in thousands)
   Three-month period:
     General and administrative........................ $34,842  $ 8,154   327%
     Percentage of revenues............................      15%      12%
   Six-month period:
     General and administrative........................ $66,008  $11,836   458%
     Percentage of revenues............................      15%      11%

   The increase in general and administrative expenses for the second quarter, as well as the first six months of 2001, over the second quarter and first six months of 2000 was primarily related to the acquisition of Network Solutions in June 2000. Expenses also increased due to additional staffing levels required to manage and support our expanded operations, the implementation of additional management information systems, and the expansion of our corporate headquarters.

   We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

 Amortization of goodwill and other intangible assets

   During 2000 the Company completed several acquisitions including THAWTE, Signio and Network Solutions. These acquisitions resulted in the recording of goodwill and other intangible assets in the amount of $21.3 billion. The Company's policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. Though the acquisitions have been predominantly performing at or above expectations, market conditions and attendant multiples used to estimate terminal values have continued to remain depressed. At June 30, 2000, the NASDAQ market index was at 3,966 points and has decreased 1,805 points, or 46%, to 2,161 points at June 30, 2001. This decline has affected the analysis used to assess the recoverability of goodwill. As a result, management has recorded an impairment charge in the quarter ended June 30, 2001, in the amount of $9.9 billion. Since the most significant acquisitions were completed by issuing shares of the Company's common stock, the impairment should be considered a non-cash charge.

   The amortization of goodwill and other intangible assets was approximately $1.4 billion in the second quarter of 2001 compared to $409 million in the second quarter of 2000 and was approximately $2.7 billion in the first six months of 2001 compared to $470 million the first six months of 2000. The increase was primarily due to our purchase acquisition of Network Solutions in June 2000, which accounted for approximately $19.3 billon of additional goodwill and other intangible assets. We expect to recognize goodwill and other intangible asset amortization charges related to our acquisitions of approximately $460 million per quarter for the third and fourth quarters of 2001. In accordance with the transitional provisions of FASB Statement 142, goodwill will no longer be amortized to earnings commencing January 1, 2002, but instead goodwill will be reviewed for impairment. Amortization of other intangible assets is expected to be approximately $63 million per quarter thereafter.

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

   A comparison of other income for the three-month periods and six-month periods ended June 30, 2001 and 2000 is presented below.

                                                      2001      2000    Change
                                                    --------   -------  ------
                                                    (Dollars in thousands)
   Three-month period:
     Other income.................................. $ 19,151   $ 6,804    181%
     Percentage of revenues........................        8 %      10%
   Six-month period:
     Other (expense) income........................ $(34,012)  $41,651   (182)%
     Percentage of revenues........................      (8)%       40%

   The change in other income in the second quarter of 2001 compared to the second quarter of 2000 was primarily due $19.2 million of interest and investment income in the second quarter of 2001 compared to $6.8 million of interest and investment income in the second quarter of 2000. Our average invested cash balances were higher in the second quarter of 2001 compared to the second quarter of 2000 due to our acquisition of Network Solutions in June 2000, which added over $925 million of cash and investments.

   The change in other income in the first six months of 2001 compared to the first six months of 2000 was primarily due to a write-down of investments totaling $74.7 million on certain public and non-public equity security investments offset by $40.7 million of interest and other income in the first six months of 2001 compared to a realized gain of $32.6 million from the sale of shares of Keynote Systems, Inc., and interest and other income of $9.0 million in the first six months of 2000. During the first six months of 2001, we determined that the decline in value of certain of our public and non-public equity securities investments was other than temporary and recorded a write-down of these investments totaling $74.7 million. We had previously valued certain of these investments at the then fair market value as part of the Network Solutions acquisition. We may from time to time recognize gains or losses from the sales, write-downs or write-offs of our equity investments. Our cash and investments base increased significantly through the acquisition of Network Solutions in June 2000, while our invested balances returned relatively lower rates due to lower market interest rates in the first six months of 2001 as compared to 2000.

 Deferred Income Taxes

   Through the six months ended June 30, 2001, we have recorded a $56.6 million tax benefit for the pretax loss not attributable to the amortization of goodwill and other acquired intangible assets that are not deductible for tax purposes.

   As of June 30, 2001, we had federal net operating loss carryforwards of approximately $416.8 million related to stock compensation expense and $358.8 million related to continuing operations. We also had state net operating loss carryforwards of approximately $236.3 million related to stock compensation expense and $200.4 million related to continuing operations. The federal net operating loss carryforwards will expire in 2010 through 2020 and the state net operating loss carryforwards will expire in 2004 through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such ownership change occurs.

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

 Minority Interest in Net (Income) Loss of Subsidiary

   Minority interest in the net (income) loss of VeriSign Japan K.K. was $(309) thousand in the second quarter of 2001 and $(519) thousand in the first six months of 2001 compared to $(57) thousand in the second quarter of 2000 and $90 thousand in the first six months of 2000. The change is primarily due to VeriSign

Japan's increased revenue as compared to the second quarter and the first six months of 2000. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net (income) loss of subsidiary will fluctuate.

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

  . the rate and timing of the growth and use of Internet protocol ("IP") networks for electronic commerce and communications;

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

   We may not be able to sustain the revenue growth we have experienced in recent periods. In addition, past revenue growth may not be indicative of future operating results. If we do not successfully maintain our current position as a leading provider of domain name registration services or develop or market additional value-added Web Presence Services and products, our business could be harmed.

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

   The Department of Commerce ("DOC") has adopted a plan for a phased transition of the DOC's responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers ("ICANN"). We face risks from this transition, including the following:

  . ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are inconsistent with our current or future plans;

  . the DOC or ICANN could terminate our agreements to be the registry or a registrar in the .com, .net and .org top-level domains if they find that we are in violation of our agreements with them;

  . if our agreements to be the registry for the .com, .org or .net, or a registrar for existing and new top-level domains are terminated, we may not be able to sustain the revenue growth we have experienced in recent periods;

  . the terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner that is unfavorable to us;

  . the DOC's or ICANN's interpretation of provisions of our agreements with either of them described above could differ from ours;

  . the DOC could revoke its recognition of ICANN, as a result of which the DOC would take the place of ICANN for purposes of the various agreements described above, and could take actions that are harmful to us;

  . ICANN has approved new top-level domains and we may not be permitted to act as a registrar with respect to some of those top-level domains;

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

   Risks we face from challenges by third parties, including other domestic and foreign governmental authorities, to our role in the ongoing privatization of the Internet include:

  . legal, regulatory or other challenges, including challenges to the agreements governing our relationship with, or to the legal authority underlying the roles and actions of, the DOC, ICANN or us, could be brought;

  . Congress has held several hearings in which various issues about the domain name system and ICANN's practices have been raised and Congress could take action that is unfavorable to us;

  . Congress has issued a Conference Report directing the General Accounting Office to review the relationship between the DOC and ICANN and the adequacy of security arrangements under existing DOC cooperative agreements. An adverse report could cause Congress to take action that is unfavorable to us or the stability of the domain name system;

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

  . the impact of price changes in our Internet infrastructure services and Web Presence Services or our competitors' products and services; and

  . general economic and market conditions as well as economic and market conditions specific to IP network and Internet industries.

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

   Seven new top-level domain registries (.aero, .biz, .coop, .info, .museum, .name and .pro) are expected to begin accepting domain name registrations in the near future. The commencement of registrations in these new top-level domains could have the effect of reduced demand for .com and .net domain name registrations. If the new top-level domains do reduce the demand for domain name registrations in .com and .net, our business could be materially harmed.

   The agreements among ICANN, the DOC, us and other registrars permit flexibility in pricing for and term of registrations. Our revenues, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms resulting from increased competition. Some registrars and resellers in the .com, .net and .org top-level domains are already charging lower prices for Web Presence Services in those domains. In addition, other entities are bundling, and may in the future bundle domain name registrations with other products or services at reduced rates or for free.

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

   We depend on the uninterrupted operation of our various domain name registration systems, secure data centers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, and Dulles, Virginia. Though we have back-up power resources, our California locations are susceptible to recent electric power shortages. All of our Web Presence Services systems, including those used in our domain name registry and registrar business are located at our Dulles and Herndon, Virginia facilities. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business.

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

  . the additional expenses associated with the amortization of goodwill and other intangible assets;

  . the additional expense associated with a write-off of a portion of goodwill and other intangible assets due to changes in market condition, the U.S. and global economy or the economy in the markets in which we compete or because acquisitions are not providing the benefits expected;

  .  unanticipated costs or the incurrence of unknown liabilities;

  . the need to manage more geographically-dispersed operations, such as our offices in Virginia, North Carolina, South Africa and in Europe;

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

Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. In the first quarter of 2001 we determined that the decline in value of certain of our public and private equity security investments was other than temporary and we recognized a loss of $74.7 million related to the decline in value of these investments in the first quarter of 2001. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

Technological changes will affect our business.

   The emerging nature of the Internet, digital certificate business, the domain name registration business and payment services business, and their rapid evolution, require us continually to improve the performance, features and reliability of our Internet infrastructure services and Web Presence Services, particularly in response to competitive offerings. We must also introduce any new Internet infrastructure services and Web Presence Services, as quickly as possible. The success of new Internet infrastructure services and Web Presence Services depends on several factors, including proper new service definition and timely completion, introduction and market acceptance. We may not succeed in developing and marketing new Internet infrastructure services and Web Presence Services that respond to competitive and technological developments and changing customer needs. This could harm our business.

We must manage our growth and expansion.

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to 2,355 employees at June 30, 2001. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

   We currently administer and operate only two of the 13 root zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers, our global registry services business could be harmed if these volunteer operators fail to maintain such servers properly or abandon such servers which would place additional capacity on the two root zone servers we operate.

   Further, our global registry services business could be harmed if any of these volunteer operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls. In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, as provided in the registry agreement between ICANN and the Company, it is required to ensure that the authoritative root will point to the top-level domain zone servers designated by it. If ICANN does not do this, our business could be harmed.

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

   Revenues from international subsidiaries and affiliates accounted for approximately 13% of our revenues in the second quarter of 2001 and approximately 12% of our revenues in the first six months of 2001. We intend to expand our international operations and international sales and marketing activities. For example, with our acquisition of THAWTE we have additional operations in South Africa and with our acquisition of Network Solutions we have additional operations in Asia and Europe. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet infrastructure trust services and Web Presence Services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

   All of our international revenues from sources other than VeriSign Japan K.K., THAWTE (South Africa), Registrars.com (Canada) and Domainnames.com, Limited (U.K.)are denominated in U.S. dollars. If additional portions of our international revenues were to be denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations.

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

   In July 2000, the Electronic Signatures in Global and National Commerce Act, or "E-Sign," was signed into law. E-Sign is intended to render digital signatures legally equivalent to those signed on paper. The execution of E-Sign could materially and adversely affect our digital certificates services business. For example, there may be an increasing demand for digital signatures and certificates as a result of the new E-Sign law. However, due to competition or other reasons, our services may not be adopted. If we cannot meet market expectations or demand for our products and services does not increase, our business may be materially and adversely affected. Furthermore, a successful implementation of E-Sign may further encourage competitors to enter the marketplace because of the possible increase in demand for digital signatures and certificates. This could effectively lower barriers to entry and increasingly flood the marketplace with competitors, which could, among other things, result in price erosion. While we cannot assure you that E-Sign will be effectively implemented or how this implementation will affect our business, we must continue to meet the demand and expectations of our customers, and our failure to do so could materially and adversely harm our business.

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

Liquidity and Capital Resources

                                                June 30,  December 31,
                                                  2001        2000     Change
                                               ---------- ------------ ------
                                                   (Dollars in thousands)
   Cash, cash equivalents and short-term
    investments............................... $  798,174 $ 1,026,275   (22)%
   Working capital............................ $  358,954 $   520,953   (31)%
   Stockholders' equity....................... $5,972,454 $18,470,608   (68)%

   At June 30, 2001, our principal source of liquidity was approximately $798.2 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds. In addition, we held $139.4 million of long-term equity minority investments and $318.7 million of long-term corporate debt securities and other investments at June 30, 2001.

   Net cash provided by operating activities was $115.5 million in the first six months of 2001 compared to $67.1 million in the first six months of 2000. The increase was primarily due to an overall increase in net income after adjustment for non-cash items such as depreciation and amortization and an overall increase in our deferred revenue balance in which we receive payment in advance for many of our products and services. The increase in cash provided by operating activities was partially offset by increases in accounts receivable and deferred income taxes.

   Net cash used by investing activities was $185.6 million in the first six months of 2001 primarily as a result of $970.8 million used for purchases of short and long-term investments and $45.7 million used for purchases of property and equipment partially offset by proceeds of $853.3 million from sales and maturities of short and long-term investments. Net cash provided by investing activities in the first six months of 2000 was $860.2 million and was primarily the result of cash acquired in our acquisitions of THAWTE, Signio and Network Solutions, partially offset by costs relating to these acquisitions. As of June 30, 2001, we also had commitments under noncancelable operating leases for our facilities for various terms through 2011.

   Net cash provided by financing activities was $61.1 million in first six months of 2001 and $15.7 million in the first six months of 2000. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

   The primary objective of VeriSign's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of June 30, 2001, 69% of our non-strategic investments mature in less than one year.

   The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                                  Maturing in
                                         ------------------------------
                                                    Six Months   More
                                         Six Months     to     than One           Estimated
                                          or Less    One Year    Year     Total   Fair Value
                                         ---------- ---------- --------  -------- ----------
                                                       (Dollars in thousands)
Included in cash and cash equivalents..   $158,012   $   --    $    --   $158,012  $158,041
Weighted-average interest rate.........       4.50%      --         --
Included in short-term investments.....   $313,521   $33,448   $    --   $346,969  $347,483
Weighted-average interest rate.........       5.00%     5.11%       --
Included in long-term investments......   $ 30,207   $20,815   $246,665  $297,687  $298,596
Weighted-average interest rate.........       7.13%     4.71%      5.30%

Exchange rate risk

   VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from affiliates other than VeriSign Japan K.K., THAWTE (South Africa), Registrars.com (Canada) and Domainnames.com, Limited (U.K.) are denominated in United States dollars and, therefore, are not subject to exchange rate fluctuations.

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

Equity price risk

   We own shares of common stock of several public companies. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated other comprehensive income" component of stockholders' equity. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. In the first quarter of 2001 we determined the decline in value of certain public and non-public equity investments was other than temporary and the Company recognized a $74.7 million impairment loss. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. Currently we do not hedge against equity price changes.

Intangible Asset Risk

   We have a substantial amount of intangible assets. Although at June 30, 2001, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As of July 31, 2001, through our Network Solutions subsidiary, we were a defendant in fifteen active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the contractual right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Since that time, the frequency of this type of suit has continued to decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that affects their contractual rights to the domain names in question. Although 85 of these kinds of situations over the past seven years have resulted in suits actually naming Network Solutions as a defendant, as of July 31, 2001, no adverse judgment has been rendered and no award of damages has ever been made. We intend to vigorously defend ourselves against these claims.

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

   On January 13, 2000, the Department of Justice ("DOJ") Antitrust Division issued a Civil Investigative Demand ("CID") seeking information and documents concerning the then-pending acquisition by us of THAWTE. We provided certain information and documents to the DOJ, and closed the THAWTE transaction on February 1, 2000. We completed our initial response to the CID on March 1, 2000, and a supplemental production of documents was completed May 9, 2000. On September 14, 2000, we were notified that senior officials at the DOJ had reviewed a report by the investigatory staff regarding the transaction, and that the DOJ had concerns about the potential competitive effects of the transaction. Our representatives met with and provided additional information to the DOJ during October 2000. While we believe that the transaction does not violate the antitrust laws, it is possible that the DOJ may ultimately raise an objection. Formal objection could lead to further proceedings or litigation that could have an adverse material effect on us, and could include the licensing or divestiture of assets acquired in the transaction.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The 2001 Annual Meeting of Stockholders was held on May 24, 2001 at our corporate offices, located at 1350 Charleston Road, Mountain View, California. Three proposals were voted on at the meeting. The results of each proposal are as follows.

   Proposal No. 1 to elect two (2) Class III directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2004 was approved by the stockholders. The nominees received the following votes:

                                                             For       Withheld
                                                         ------------  --------
   D. James Bidzos......................................  168,625,511   927,327
   William L. Chenevich.................................  168,985,897   566,941

   Incumbent Class I directors Scott G. Kriens, Stratton D. Sclavos and Timothy Tomlinson are currently serving for a term expiring at the Annual Meeting of Stockholders in 2002. Incumbent Class II directors Kevin R. Compton, David J. Cowan and Greg L. Reyes are currently serving for a term expiring at the Annual Meeting of Stockholders in 2003.

   Proposal No. 2 to approve an amendment to VeriSign's 1998 Equity Incentive Plan to increase the number of shares reserved and authorized for issuance by 8,000,000 shares was approved by the stockholders. The proposal received the following votes:

                                                                       Votes
                                                                     ----------
   For.............................................................. 95,609,246
   Against.......................................................... 73,684,594
   Abstain..........................................................    237,457

   In addition, in Proposal No. 3 stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ended December 31, 2001. This proposal received the following votes:

                                                                       Votes
                                                                    -----------
   For............................................................. 169,083,869
   Against.........................................................     385,000
   Abstain.........................................................      83,969

   Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders. Abstentions had the same effect as a vote against a proposal, for Proposals No. 2 and 3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

   The following reports were filed on Form 8-K or Form 8-K/A during the quarter ended June 30, 2001:

  . Current Report on Form 8-K dated May 25, 2001 and filed June 1, 2001 pursuant to Item 5 (Other Events), announcing agreements relating to the operation of the domain name registries for .com, .net and .org.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERISIGN, INC.

   Date: August 13, 2001                        /s/ Stratton D. Sclavos
                                          By: _________________________________
                                                    Stratton D. Sclavos
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

   Date: August 13, 2001                           /s/  Dana L. Evan
                                          By: _________________________________
                                                        Dana L. Evan
                                                Executive Vice President of
                                               Finance and Administration and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)