Form 10-Q
period 2001-09-30
VERISIGN INC/CA
filed 2001-11-14
CIK 1014473

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Shares Outstanding
                    Class                      October 31, 2001
                    -----                      ----------------

        Common stock, $.001 par value            203,207,457

================================================================================

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
                      PART I -- FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited) ...............          3
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...................................         14
Item 3.      Quantitative and Qualitative Disclosures About Market Risk ............         37

                       PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings .....................................................         39
Item 6.      Exhibits and Reports on Form 8-K ......................................         40

Signatures .........................................................................         41
Exhibits ...........................................................................         42

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     As required under Item 1 - Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

                             Financial Statement Description                                  Page
     ----------------------------------------------------------------------------------     ---------
     .   Condensed Consolidated Balance Sheets
         As of September 30, 2001 and December 31, 2000 ...............................          4

     .   Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2001 and 2000 ..............          5

     .   Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2001 and 2000 ........................          6

     .   Notes to Condensed Consolidated Financial Statements .........................          7

                         VERISIGN, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      September 30   December 31,
                                                                                          2001           2000
                                                                                     -------------  --------------
                                 ASSETS
                                 ------

Current assets:
   Cash and cash equivalents ....................................................    $     565,717  $      460,362
   Short-term investments .......................................................          149,066         565,913
   Accounts receivable, net .....................................................          228,376         128,011
   Prepaid expenses and other current assets ....................................           41,008          32,146
                                                                                     -------------  --------------
       Total current assets .....................................................          984,167       1,186,432
Property and equipment, net .....................................................          133,637         105,602
Goodwill and other intangible assets, net .......................................        4,700,764      17,656,641
Long-term investments ...........................................................          471,816         209,145
Deferred income taxes ...........................................................           66,642              --
Other assets, net ...............................................................           37,640          37,402
                                                                                     -------------  --------------
                                                                                     $   6,394,666  $   19,195,222
                                                                                     =============  ==============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:

   Accounts payable and accrued liabilities .....................................    $     247,192  $      212,766
   Deferred revenue .............................................................          442,625         452,713
                                                                                     -------------  --------------
       Total current liabilities ................................................          689,817         665,479
                                                                                     -------------  --------------
Long-term deferred revenue ......................................................          142,196          55,575
Other long-term liabilities .....................................................            4,007           3,560
                                                                                     -------------  --------------
       Total long-term liabilities ..............................................          146,203          59,135
                                                                                     -------------  --------------
Commitments and contingencies
Stockholders' equity:

   Preferred stock - par value $.001 per share
     Authorized shares:             5,000,000
     Issued and outstanding shares: none ........................................               --              --
   Common stock - par value $.001 per share
     Authorized shares:             1,000,000,000
     Issued and outstanding shares: 202,940,772 and 198,639,497
       (excluding 1,190,000 shares and 40,000 shares held in treasury at
       September 30, 2001 and December 31, 2000, respectively) ..................              203             199
Additional paid-in capital ......................................................       21,704,386      21,670,647
   Notes receivable from stockholders ...........................................             (252)           (245)
   Unearned compensation ........................................................          (30,660)        (36,365)
   Accumulated deficit ..........................................................      (16,117,768)     (3,162,926)
   Accumulated other comprehensive income (loss) ................................            2,737            (702)
                                                                                     -------------  --------------
     Total stockholders' equity .................................................        5,558,646      18,470,608
                                                                                     -------------  --------------
                                                                                     $   6,394,666  $   19,195,222
                                                                                     =============  ==============

      See accompanying Notes to Condensed Consolidated Financial Statements

                         VERISIGN, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                -----------------------------  -----------------------------
                                                     2001           2000            2001           2000
                                                --------------  -------------  -------------  --------------
Revenues ....................................   $      255,155  $     173,086  $     699,765  $      277,411
                                                --------------  -------------  -------------  --------------
Costs and expenses:
   Cost of revenues .........................           83,518         59,939        238,166          94,971
   Sales and marketing ......................           65,803         57,974        195,591         100,492
   Research and development .................           21,649         14,485         62,195          26,028
   General and administrative ...............           37,250         23,869        103,258          35,705
   Write-off of acquired in-process .........
     research and development ...............               --             --             --          54,000
   Amortization and write-down of ...........
     goodwill and other intangible assets ...          459,724      1,362,606     13,103,529       1,832,836
                                                --------------  -------------  -------------  --------------
     Total costs and expenses................          667,944      1,518,873     13,702,739       2,144,032
                                                --------------  -------------  -------------  --------------
     Operating loss .........................         (412,789)    (1,345,787)   (13,002,974)     (1,866,621)
Other income:
   Interest and investment income (loss) ....           18,309         22,870        (15,726)         64,977
   Other expense, net .......................           (1,753)        (1,138)        (1,730)         (1,595)
                                                --------------  -------------  -------------  --------------
     Total other income (expense) ...........           16,556         21,732        (17,456)         63,382
                                                --------------  -------------  -------------  --------------
     Loss before income taxes and
       minority interest ....................         (396,233)    (1,324,055)   (13,020,430)     (1,803,239)
Income tax benefit ..........................            9,903             --         66,512              --
                                                --------------  -------------  -------------  --------------
     Loss before minority interest ..........         (386,330)    (1,324,055)   (12,953,918)     (1,803,239)
                                                --------------  -------------  -------------  --------------
Minority interest in net income
   of  subsidiary ...........................             (405)          (130)          (924)            (40)
                                                --------------  -------------  -------------  --------------
     Net loss ...............................   $     (386,735) $  (1,324,185) $ (12,954,842) $   (1,803,279)
                                                ==============  =============  =============  ==============
Net loss per share:

   Basic and diluted ........................   $        (1.91) $       (6.78) $      (64.34) $       (12.33)
                                                ==============  =============  =============  ==============
Shares used in per share computation:

   Basic and diluted ........................          202,894        195,346        201,362         146,307
                                                ==============  =============  =============  ==============

      See accompanying Notes to Condensed Consolidated Financial Statements

                        VERISIGN, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              2001             2000
                                                                          ------------       ------------
Cash flows from operating activities:
   Net loss ............................................................  $(12,954,842)      $ (1,803,279)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization of property and equipment .........        40,238             17,329
       Amortization and write-down of goodwill and
         other intangible assets .......................................    13,103,529          1,831,112
       Write-off of acquired in-process research and development .......          --               54,000
       Gain on sale of marketable securities ...........................        (2,114)           (34,996)
       Write-down of investments .......................................        74,690               --
       Minority interest in net income of subsidiary ...................           924                 40
       Deferred income taxes ...........................................       (66,512)              --
       Amortization of unearned compensation ...........................         4,130                 77
       Loss on disposal of property and equipment ......................         5,965                635
   Changes in operating assets and liabilities:

       Accounts receivable .............................................       (85,746)           (38,368)
       Prepaid expenses and other current assets .......................        (1,293)             4,376
       Accounts payable and accrued liabilities ........................        17,211             81,426
       Deferred revenue ................................................        31,351             38,707
                                                                          ------------       ------------
         Net cash provided by operating activities .....................       167,531            151,059
                                                                          ------------       ------------
Cash flows from investing activities:
   Purchases of short-term investments .................................      (712,855)          (584,222)
   Proceeds from maturities and sales of short-term investments ........     1,125,686             86,019
   Purchases of long-term investments ..................................      (405,927)          (158,859)
   Proceeds from maturities and sales of long-term investments .........        60,419             63,652
   Purchases of property and equipment .................................       (65,899)           (32,146)
   Net cash (paid) acquired in business combinations ...................       (67,102)           852,412
   Transaction costs ...................................................       (18,721)           (14,407)
   Other assets ........................................................         1,231              2,188
                                                                          ------------       ------------
         Net cash (used in) provided by investing activities ...........       (83,168)           214,637
                                                                          ------------       ------------
Cash flows from financing activities:
   (Issuance) collections on notes receivable from stockholders, net....            (7)               524
   Repurchase of common stock ..........................................       (50,104)              --
   Net proceeds from issuance of common stock ..........................        72,452             60,559
                                                                          ------------       ------------
         Net cash provided by financing activities .....................        22,341             61,083
                                                                          ------------       ------------
Effect of exchange rate changes on cash ................................        (1,349)               388
                                                                          ------------       ------------
Net increase in cash and cash equivalents ..............................       105,355            427,167
Cash and cash equivalents at beginning of period .......................       460,362             70,382
                                                                          ------------       ------------
Cash and cash equivalents at end of period .............................  $    565,717       $    497,549
                                                                          ============       ============
Supplemental cash flow disclosures:
   Noncash investing and financing activities:

     Issuance of common stock for business combinations ................  $     34,240       $ 21,109,865
                                                                          ============       ============
Unrealized gain (loss) on investments, net of tax ......................  $      4,788       $    (69,430)
                                                                          ============       ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                         VERISIGN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

     The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries ("VeriSign" or the "Company"), at September 30, 2001, and the results of operations and cash flows for the interim periods ended September 30, 2001 and 2000.

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

Note 2.    Goodwill and Other Intangible Assets

     During 2000, the Company completed several acquisitions, including the acquisitions of THAWTE Consulting (Pty) Limited ("THAWTE"), Signio, Inc. ("Signio") and Network Solutions, Inc. ("Network Solutions"). These acquisitions resulted in the recording of goodwill of approximately $21.3 billion. VeriSign reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period. Though the acquisitions have predominantly been performing at or above expectations, market conditions and attendant multiples used to estimate terminal values have continued to remain depressed. At June 30, 2000, the NASDAQ market index was at 3,966 points and had decreased 1,805 points, or 46%, to 2,161 points at June 30, 2001. This decline has affected the analysis used to assess the recoverability of goodwill. As a result, management has recorded an impairment charge in the quarter ended June 30, 2001, in the amount of $9.9 billion. Since the most significant acquisitions were completed by issuing shares of the Company's common stock, the impairment should be considered a non-cash charge. At September 30, 2001, VeriSign had a remaining balance of $4.7 billion of goodwill and other intangible assets.

     The impairment of goodwill and other intangible assets in the second quarter of 2001 resulted in a write-off of the net book value as follows:

                                                               Network
                                  THAWTE        Signio        Solutions        Other           Total
                                 --------     ----------     -----------      -------       ----------
                                                           (In thousands)
   Goodwill............        $   100,451  $      447,442  $   9,228,263  $      63,064  $    9,839,220
   Trade names.........                 --           2,501         49,535             --          52,036
                               -----------  --------------  -------------  -------------  --------------
                               $   100,451  $      449,943  $   9,277,798  $      63,064  $    9,891,256
                               ===========  ==============  =============  =============  ==============

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

     VeriSign also invests in commercial paper, corporate bonds and notes, United States government agency securities and various other securities which are considered available-for-sale. At September 30, 2001 the market value of these long-term securities were $308 million.

Note 4.    Comprehensive Loss

     Comprehensive loss consists of net loss and accumulated other comprehensive income (loss). The components of comprehensive loss are as follows:

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                            -----------------------------  -----------------------------
                                                 2001           2000            2001           2000
                                            --------------  -------------  -------------  --------------
                                                                     (In thousands)
     Net loss...........................    $     (386,735) $  (1,324,185) $(12,954,842)  $   (1,803,279)
     Change in unrealized gain (loss)
       on investments, net of tax.......              (430)       (23,139)        4,788          (69,430)
     Translation adjustments............                22            211        (1,349)             388
                                            --------------  -------------  -------------  --------------
     Comprehensive loss                     $     (387,143) $  (1,347,113) $(12,951,403)  $   (1,872,321)
                                            ==============  =============  =============  ==============

Note 5.    Calculation of Net Loss per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. In the periods where the Company has a net loss, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options would be anti-dilutive. In addition, options to purchase shares of common stock were not included in the computation of diluted earnings per share in periods where the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. At September 30, 2001, options to purchase 29,202,143 shares of common stock were outstanding and at September 30, 2000, options to purchase 28,136,475 shares of common stock were outstanding.

                         VERISIGN, INC. AND SUBSIDIARIES

     The following table represents the computation of basic and diluted net loss per share:

                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                        -------------------------------       -------------------------------
                                                            2001               2000               2001               2000
                                                        ------------       ------------       ------------       ------------
                                                               (In thousands, except per share data)
Basic and diluted net loss per share:
  Net loss .......................................      $   (386,735)      $ (1,324,185)      $(12,954,842)      $ (1,803,279)
                                                        ============       ============       ============       ============

  Determination of basic and diluted shares:
    Weighted average shares
      outstanding ................................           202,894            195,369            201,362            146,510
    Weighted average shares
      issued and subject to
      repurchase agreements ......................                --                (23)                --               (203)
                                                        ------------       ------------       ------------       ------------
  Basic and diluted average common
    shares outstanding ...........................           202,894            195,346            201,362            146,307
                                                        ============       ============       ============       ============

Basic and diluted net loss per share .............      $      (1.91)      $      (6.78)      $     (64.34)      $     (12.33)
                                                        ============       ============       ============       ============

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

     The following table reflects the results of VeriSign's reportable segments under VeriSign's management system. The "Other" segment consists primarily of unallocated corporate expenses. These results are used, in part, by the Chief Operating Decision Maker and by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm's length transfer at the best price available for comparable external transactions. Prior to the acquisition of Network Solutions in June of 2000, all of VeriSign's revenues and expenses were included in the Enterprise and Service Provider Division, therefore comparisons to the periods ended September 30, 2000, are not relevant.

                         VERISIGN, INC. AND SUBSIDIARIES

                                                            Enterprise and
                                             Mass Markets  Service Provider                   Total
                                               Division        Division         Other         Segments
                                            -------------  ----------------    --------      ----------
                                                                  (In thousands)
     Three months ended September 30, 2001:

       External revenues .................    $ 142,779        $ 112,376      $     --       $ 255,155
       Internal revenues .................           --           33,409            --          33,409
                                              ---------        ---------      --------       ---------
         Total revenues ..................    $ 142,779        $ 145,785      $     --       $ 288,564
                                              =========        =========      ========       =========
       Segment gross margin ..............    $ 104,273        $  67,871      $   (507)      $ 171,637
                                              =========        =========      ========       =========

     Nine months ended September 30, 2001:

       External revenues .................    $ 425,301        $ 274,464      $     --       $ 699,765
       Internal revenues                             --          100,982            --         100,982
                                              ---------        ---------      --------       ---------
         Total revenues ..................    $ 425,301        $ 375,446      $     --       $ 800,747
                                              =========        =========      ========       =========
       Segment gross margin ..............    $ 302,878        $ 165,181      $ (6,460)      $ 461,599
                                              =========        =========      ========       =========


     Assets are not tracked by segment and the Chief Operating Decision Maker does not evaluate segment performance based on asset utilization.

Reconciliation to VeriSign, as reported

                                                    Three Months Ended        Nine Months Ended
                                                    September 30, 2001        September 30, 2001
                                                    ------------------        ------------------
                                                                 (In thousands)
     Revenues:
       Total segments ............................      $   288,564              $     800,747
       Elimination of internal revenues ..........          (33,409)                  (100,982)
                                                        -----------              -------------
         Revenues, as reported ...................      $   255,155              $     699,765
                                                        ===========              =============
     Net loss:
       Total cost of revenues ....................      $   116,927              $     339,148
       Elimination of internal cost of revenues ..          (33,409)                  (100,982)
                                                        -----------              -------------
         Cost of revenues, as reported ...........      $    83,518              $     238,166
                                                        ===========              =============

       Segment gross margin ......................      $   171,637              $     461,599
       Operating expenses                                   584,426                 13,464,573
                                                        -----------              -------------
       Operating loss ............................         (412,789)               (13,002,974)
       Other income (loss) .......................           16,556                    (17,456)
       Income tax benefit ........................            9,903                     66,512
       Minority interest in net income
         of subsidiary ...........................             (405)                      (924)
                                                        -----------              -------------

         Net loss, as reported ...................      $  (386,735)             $ (12,954,842)
                                                        ===========              =============

                         VERISIGN, INC. AND SUBSIDIARIES

Geographic information

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                            -----------------------------  -----------------------------
                                                 2001           2000            2001           2000
                                            --------------  -------------  -------------  --------------
                                                                   (In thousands)
     Revenues:
       United States ..................     $      216,231  $     155,061  $     607,008  $      233,988
       All other countries ............             38,924         18,025         92,757          43,423
                                            --------------  -------------  -------------  --------------
         Total ........................     $      255,155  $     173,086  $     699,765  $      277,411
                                            ==============  =============  =============  ==============

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

                                                       As of September 30,
                                                      2001            2000
                                                  -------------  -------------
                                                         (In thousands)
     Long-lived assets:
       United States ..................           $   5,107,419  $  18,755,228
       All other countries ............                 236,438        507,259
                                                  -------------  -------------
         Total ........................           $   5,343,857  $  19,262,487
                                                  =============  =============

     Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, and other long-term assets.

Note 7.  Income Taxes

     Through the nine months ended September 30, 2001, we have recorded a $66.5 million tax benefit. The benefit is due to the realization of current net operating losses and certain current deferred tax assets. We have not provided a benefit for the long-term deferred tax assets due to the uncertainty of their being realized.

     Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our expected current year taxable income (exclusive of stock compensation deductions), our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the noncurrent deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement

                         VERISIGN, INC. AND SUBSIDIARIES
benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid in capital and will not result in future income statement benefit.

Note 8.    Commitments and Contingencies

     On July 19, 2001, VeriSign entered into an eleven year lease to occupy a building located in Herndon, Virginia. VeriSign expects to take occupancy of the building commencing late 2002.

Legal Proceedings

     VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign's consolidated financial position and results of operations.

Note 9.  Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

     SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS No. 141 commencing July 1, 2001. To date, the Company has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial position or results of operations.

     SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to adopt SFAS No. 142 as of January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through December 31, 2001, but will cease commencing January 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The effects of adopting SFAS No. 142 are currently being determined.

     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in October issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 effective January 1, 2002 and SFAS No. 143 effective January 1, 2003. The effect of adopting these Statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                         VERISIGN, INC. AND SUBSIDIARIES

Note 10.  Pending Acquisition

     On September 23, 2001, VeriSign entered into an agreement and plan of merger with Illuminet Holdings, Inc., a leading provider of intelligent network and signaling services to the communications industry. Under the terms of the agreement, we will exchange 0.93 shares of our common stock for each outstanding share of Illuminet. We anticipate that we will issue approximately 30 million shares for all issued and outstanding shares of Illuminet. We will also assume Illuminet's outstanding employee stock options. This acquisition is intended to qualify as a tax-free reorganization and will be accounted for as a purchase transaction. We currently anticipate that this transaction will close during the fourth quarter of 2001 or the first quarter of 2002, subject to the satisfaction of various closing conditions.

Note 11.  Subsequent Events

     On October 1, 2001, VeriSign signed agreements to purchase our headquarters complex in Mountain View, California, consisting of several buildings and a parking structure, for approximately $285 million in cash. See Exhibits 10.02 and 10.03 filed herewith.

     On October 25, 2001, VeriSign filed a shelf registration statement with the Securities and Exchange Commission to offer an indeterminate number of shares of common stock that may be issued at various times and at indeterminate prices, with a total public offering price not to exceed $750 million. Net proceeds will be used for general corporate purposes including investments, capital expenditures and working capital.

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

     Our core authentication service offerings were established as the cornerstone of the business in 1995 with the introduction of website digital certificates. Through our secure online infrastructure we sell our website digital certificates to online businesses, large enterprises, government agencies and other organizations. We have established strategic relationships to enable the widespread utilization of our digital certificate services and to assure interoperability with a wide variety of applications and network equipment. We also offer managed services that allow organizations to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners.

     We market our authentication services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, systems integrators and member organizations in our worldwide network of affiliates. A portion of our authentication services revenues to date have been generated through sales from our website, but we intend to continue to expand our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels. We continue to build a worldwide network of worldwide affiliates ("VeriSign Trust Network") who provide our trust services under licensed co-branding relationships using our proprietary technology and business practices. The VeriSign Trust Network now consists of 46 member organizations including British Telecommunications plc in the United Kingdom, Canadian Imperial Bank of Commerce in Canada, Certplus in France, eSign in Australia, HiTrust in Taiwan, Telfonica Data in Spain, Roccade in The Netherlands, Firstream in Europe, Netsecure Holdings in Asia and Telia in Sweden. These service providers utilize common technology, operating practices and infrastructure to deliver interoperable trust services for a specific geographic region or vertical market.

     We market our payment services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, value added resellers, our worldwide network of affiliates and systems integrators. A significant portion of our payment services revenues to date has been generated through sales from our website, but we intend to continue to expand our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels.

     Our registry business is the exclusive registry for second level domain names within the .com, .net and .org top-level domains under agreements with the Internet Corporation for Assigned Names and Numbers ("ICANN") and the Department of Commerce ("DOC"). Internet domain names are unique identities that enable businesses, other organizations and individuals to communicate and conduct commerce on the Internet. As a registry we maintain the master directory of all second level domain names in the .com, .net and .org top-level domains. We own and maintain the shared registration system that allows all registrars, including our own, to enter new second level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second level domain names. As of September 30, 2001, we had over 32 million active domain names in our authoritative database of domain names ending in .com, .net and .org.

     Our Web Presence Services business markets second level domain name registration services, through our registrar ("Registrar"), and other value-added services that enable our customers to establish their identities on the web. The Registrar markets its services through a number of distribution channels, including the Internet, premier partner and business account partner programs, and strategic alliances. As of September 30, 2001, the Registrar had approximately 14.5 million active domain names under management in the .com,
 .net and .org top-level domains.

     In December 1992, Network Solutions entered into the Cooperative Agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top-level domains:
 .com, .net, .org, .edu and .gov. In September 1998, the DOC took over the administration of the Cooperative Agreement from the National Science Foundation.

     On November 10, 1999, Network Solutions, the DOC and ICANN entered into a series of wide-ranging agreements relating to the domain name system. Under these agreements, Network Solutions recognized ICANN as the not-for-profit corporation described in the Cooperative Agreement, as amended, became an ICANN-accredited registrar and agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. Our Registrar will be an accredited registrar through November 9, 2004, with a right to renew indefinitely in accordance with the Cooperative Agreement. Our registry charges registrars $6 per domain name registration per year unless increased to cover increases in registry costs under circumstances described in the Cooperative Agreement.

     In May 2001, the DOC approved agreements between the Company and ICANN and certain amendments to the Cooperative Agreement with the DOC that outline new terms for the continuation of our role as both the registry and a registrar for the .com, .net and .org top-level domains. Under the terms of the new agreements, we will continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005; we will continue to operate both registries beyond these dates under certain conditions as set forth in the agreements. The Company's continued operation of the .net registry through June 30, 2005 is subject to adjustment if certain market measurements indicate that competition in the registry or registrar market is not growing or meeting established goals. Depending on whether the share of registered names in the
 .biz, .info, .name, and .pro top-level domains reaches certain specified levels as of December 31, 2002, and whether the Registrar's share of the net increase in new registered names in .com and .net during the year 2002 exceeds certain specified levels, the expiration date for the .net registry may be adjusted to November 10, 2003, or the expiration date may remain unchanged but a subsequent measurement may be required on March 31, 2004. If an additional measurement is required to be made on March 31, 2004, the expiration date for the .net registry may be adjusted to January 1, 2005, or may remain unchanged depending on whether the market measurements specified in the .net registry agreement are met. Additional terms of the agreements allow us to continue to operate our registrar business under the .com, .net and .org top-level domains. The existing structural separation between our registry and registrar businesses will remain in effect throughout the 2007 term with the Company agreeing to an independent audit of our registry/registrar structural separation annually. We will continue to operate the .org registry through December 2002 at which point that registry will return to its status for use by non-profit organizations around the world. We have further agreed to ensure an orderly transition of the .org registry and contribute a nominal endowment toward a new non-profit organization that will operate the .org registry.

Results of Operations

     We have experienced substantial net losses in the past and we expect to continue to report losses due to the charges we incur for the amortization of acquired goodwill other intangible assets related to our acquisitions. In accordance with transitional provisions of FASB Statement 142, goodwill will no longer be amortized to earnings commencing January 1, 2002, but instead goodwill will be reviewed for impairment annually or more often as necessary. As of September 30, 2001, we had an accumulated deficit of approximately $16.1 billion, primarily due to the amortization and write-down of goodwill and other intangible assets related to our acquisitions of approximately $16.3 billion.

   Revenues

     The Company recognizes revenue on software arrangements in accordance with SOP 97-2, "Software Revenue Recognition," as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support ("PCS"), installation, training and other services. to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

     Revenues from authentication services consist of fees for the issuance of digital certificates, fees for digital certificate service provisioning, fees for technology and business process licensing to affiliates and fees for consulting, implementation, training, support and maintenance services. Each of these sources of revenue has different revenue recognition methods. Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of VeriSign OnSite managed services are deferred and recognized ratably over the term of the license, generally 12 months.

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

     Revenues from payment services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," revenues from the set-up fee are deferred and recognized ratably over the period that the fees are earned. Revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods in which the services are provided.

     On occasion, the Company has purchased goods or services for the Company's operations from organizations at or about the same time that the Company has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's length and at fair value.

     Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the sale or renewal of domain name registration services are deferred and recognized ratably over the registration term, ranging one to ten years.

     We accounted for all of our acquisitions in 2000 and 2001 as purchase business combinations. Accordingly, the acquired companies' revenues have been included in our results of operations beginning with their dates of acquisition. As a result of our acquisitions of THAWTE and Signio in February 2000, and Network Solutions in June 2000, comparisons of revenues for the nine-month periods ended September 30, 2001 and 2000 may not be relevant, as the businesses of the combined company were not equivalent. The year-ago results reflect approximately seven months of activity from THAWTE and Signio, and approximately four months of activity from Network Solutions. See our annual report filed on Form 10-K for the period ended December 31, 2000 for further discussion of these acquisitions.

     A comparison of revenues for the three-month periods and nine-month periods ended September 30, 2001 and 2000 is presented below.

                                       2001            2000          Change
                                   -------------  -------------  --------------
                                            (Dollars in thousands)

     Three-month period:
       Revenues..................  $  255,155      $     173,086         47%

     Nine-month period:
       Revenues..................  $  699,765      $     277,411        152%

     Revenues increased significantly from the prior year for both our Mass Markets Division and our Enterprise and Service Provider Division. These increases were primarily due to the acquisition of Network Solutions in June 2000 as well as increased sales of authentication services, particularly website digital certificates and VeriSign OnSite services, and the expansion of the VeriSign Trust Network of worldwide affiliates and increased demand for our training and consulting services.

   Mass Market Division

     During the third quarter of 2001 we registered approximately 750 thousand new domain names and renewed or extended an additional 1.2 million domain names bringing the total active domain names under management by the Registrar to approximately 14.5 million at September 30, 2001, up from 13.7 million at September 30, 2000.

     Our Mass Markets Division and our Enterprise and Service Provider Division issued approximately 98,000 new and renewed website digital certificates in the third quarter of 2001 compared to approximately 76,000 certificates issued in the third quarter of 2000, an increase of 30%. During the first nine months of 2001 the two divisions issued approximately 283,000 new and renewed certificates, bringing the total installed base to over 348,000 certificates at September 30, 2001, an increase of 53%over the installed base at the end third quarter of 2000. In particular, the Mass Markets Division website certificate base increased by 40,000 installed certificates, or 19%, in the first nine months of 2001, to 250,000 installed certificates at September 30, 2001.

     A portion of our revenue mix is from VeriSign Payment Services ("VPS") which provides payment transaction services to online merchants to payment-enable their online stores and conduct business-to-business e-commerce activities. At September 30, 2001, the customer base for these services had grown to more than 56,000 online merchants using VPS, an increase of 428% from September 30, 2000. VPS added approximately 41,000 online merchants in the first nine months of 2001, representing an increase of 273% since December 31, 2000. Additionally, we now have 9 affiliates in the VeriSign Trust Network of worldwide affiliates that intend to deliver VPS payment services in their markets.

   Enterprise and Service Provider Division

     The VeriSign Global Registry Services group added 2.6 million new domain names during the third quarter of 2001, bringing total domain names in the authoritative database to over 32 million domain names at September 30, 2001, an increase of 33% over 24 million names at September 30, 2000. The Global Registry Services group also processed the renewal, extension or transfer of an additional 2.6 million domain names during the third quarter of 2001, bringing the total number of paid domain name transactions during the quarter to 5.2 million and 16.8 million during the first nine months of 2001. With the addition of 9 new registry customers in the third quarter of 2001 and a total of 16 during the first nine months of 2001 the registry now has a total of 93 active customers at September 30, 2001.

     The VeriSign Trust Network added 8 new service providers in the third quarter of 2001, and 11 new service providers in the first nine months of 2001, bringing the total member organizations in the VeriSign Trust Network of worldwide affiliates to 46, up from approximately 30 at September 30, 2000.

   International Revenues

     Revenues from international subsidiaries and affiliates accounted for 15% of revenues in the third quarter of 2001 and 13% of revenues in the first nine months of 2001 compared to 10% of revenues in the third quarter of 2000 and 16% of revenues in the first nine months of 2000. The percentage increase in revenues from international subsidiaries and affiliates in the third quarter of 2001 was primarily related to an increase in the number of international affiliates in the VeriSign Trust Network combined with other activities to expand our presence in foreign markets. The percentage decrease in revenues from international subsidiaries and affiliates during the first nine months of 2001 was primarily related to the acquisition of Network Solutions in June of 2000 whose revenue is attributable to the United States.

   Costs and Expenses

     All of our acquisitions in 2000 and 2001 were accounted for as purchase business combinations and accordingly, the acquired companies' costs and expenses have been included in our results of operations beginning with their dates of acquisition. Due to the acquisitions of THAWTE, Signio and Network Solutions, comparisons of costs and expenses for the nine-month periods ended September 30, 2001 and 2000 may not be relevant, as the businesses of the combined company were not equivalent.

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

     A comparison of cost of revenues for the three-month periods and nine-month periods ended September 30, 2001 and 2000 is presented below.

                                         2001        2000       Change
                                      ----------  ----------  ----------
                                            (Dollars in thousands)

     Three-month period:
       Cost of revenues ...........   $   83,518  $   59,939          39%
       Percentage of revenues .....           33%         35%

     Nine-month period:
       Cost of revenues ...........   $  238,166  $   94,971         151%
       Percentage of revenues .....           34%         34%

     Growth of revenues was the primary factor in the increase of cost of revenues during the three and nine-month periods ended September 30, 2001, from the prior year. We hired more employees to support the increase in demand for our products and services and to support the growth of our security consulting and training activities. We incurred increased expenses for access to third-party databases, increased customer service costs related to our larger customer base and increased expenses related to the cost of software products resold to customers as part of network security solution implementations. We anticipate that cost of revenues will continue to increase in absolute dollars as a result of continued growth in all of our lines of business. Our acquisitions of THAWTE, Signio and Network Solutions have resulted in an increase in our cost of revenues since their acquisitions in 2000. In addition, future acquisitions, further expansion into international markets and introductions of additional products will result in further increases in cost of revenues, due to additional personnel and related expenses and other factors.

     Cost of revenues as a percentage of revenues decreased in the third quarter of 2001 primarily due to the cost structures of our Web Presence Services product mix and the economies of scale associated with the growth in recurring revenues from existing customers. We anticipate that cost of revenues as a percentage of revenues will vary in future periods depending on the mix of services sold. Certain of our services, such as implementation consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services.

  Sales and marketing

     Sales and marketing expenses consist primarily of costs related to sales, marketing, and external affair activities. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing media programs, such as Internet, television, radio and print advertising.

     A comparison of sales and marketing expenses for the three-month periods and nine-month periods ended September 30, 2001 and 2000 is presented below.

                                         2001        2000       Change
                                      ----------  ----------  ----------
                                            (Dollars in thousands)

     Three-month period:
       Sales and marketing ........   $   65,803  $   57,974          14%
       Percentage of revenues .....           26%         33%

     Nine-month period:
       Sales and marketing ........   $  195,591  $  100,492          95%
       Percentage of revenues .....           28%         36%

     The increase in sales and marketing expenses in the third quarter of 2001 was primarily related to additional payroll and overhead expenses associated with increases in our workforce. Our sales and marketing staff increased to support the expansion of our sales and marketing activities across all products, services and regions. We increased our international and Internet sales and marketing activities and incurred additional costs related to promoting our payment services business.

     Sales and marketing expenses increased in absolute dollars in the first nine months of 2001 compared to the similar period in 2001 primarily due to the acquisition of Network Solutions in June 2000. The Web Presence Services group incurs expenses promoting the value of the .com, .net and .org web addresses as well as value-added services including web site design tools and other enhanced service offerings. The remainder of the increase during the nine-month period ended September 30, 2001, was driven by lead and demand generation activities in our authentication businesses, expansion of our sales force and an increase in international sales expenditures.

     While the absolute dollar spending increased for sales and marketing expenses in both the third quarter and the first nine months of 2001, we continue to realize a decline in sales and marketing expenses as a percentage of revenues. This is primarily due to the increase in recurring revenues from existing customers, which tend to have lower acquisition costs, and the increase in the productivity of the direct and inside sales forces.

  Research and development

     Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

     A comparison of research and development expenses for the three-month periods and nine-month periods ended September 30, 2001 and 2000 is presented below.


                                           2001         2000        Change
                                        ----------   ----------   ----------
                                              (Dollars in thousands)

     Three-month period:
       Research and development .....   $   21,649   $   14,485           49%
       Percentage of revenues .......            8%           8%

     Nine-month period:
       Research and development .....   $   62,195   $   26,028          139%
       Percentage of revenues .......            9%           9%

     Research and development expenses increased in absolute dollars in the third quarter of 2001 compared to the similar period in 2000 due to increased expenses associated with the enhancement of technologies behind our authentication and Internet trust services. We also increased spending to enhance our Internet transaction and payment services offerings.

     Research and development expenses increased in absolute dollars in the first nine months of 2001 compared to the similar period in 2000 primarily due to the acquisition of Network Solutions in June 2000. The increase relates to the development and enhancement of new registry products related to multilingual domain names and managed domain name system services. In addition, the increase is due to continued investment in the design, testing and deployment of, and technical support for our expanded Internet trust service offerings and technology. The absolute dollar increase reflects the expansion of our engineering staff and related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. Our engineering head count increased to 309 at September 30, 2001 from 186 at September 30, 2000.

     We believe that timely development of new and enhanced authentication services, transaction services, Web Presence Services and other technologies are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses will continue to increase in absolute dollars. To date, we have expensed all research and development expenditures as incurred.

  General and administrative

     General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities and computer and communications equipment, support services and professional services fees.

     A comparison of general and administrative expenses for the three-month periods and nine-month periods ended September 30, 2001 and 2000 is presented below.

                                              2001        2000       Change
                                           ----------  ----------  ----------
                                               (Dollars in thousands)

     Three-month period:
       General and administrative ......   $   37,250  $   23,869          56%
       Percentage of revenues ..........           15%         14%

     Nine-month period:
       General and administrative ......   $  103,258  $   35,705         189%
       Percentage of revenues ..........           15%         13%

     The increase in general and administrative expenses in the third quarter of 2001 over the third quarter of 2000 was primarily attributable to additional personnel, facilities, and computer systems to support the expansion of our operations. Our company-wide general and administrative staff increased to 495 employees at September 30, 2001 from 338 employees at September 30, 2000. We also incurred additional bad debt expenses related to higher revenue levels achieved in the third quarter of 2001 as compared to the third quarter of 2000 and due to a general deterioration in the economy.

     The increase in general and administrative expenses for the first nine months of 2001 over the first nine months of 2000 was primarily related to the acquisition of Network Solutions in June 2000. Expenses also increased due to additional staffing levels required to manage and support our expanded operations, the implementation of additional management information systems, and the expansion of our corporate headquarters.

     We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

  Amortization of goodwill and other intangible assets

     During 2000 the Company completed several acquisitions including THAWTE, Signio and Network Solutions. These acquisitions resulted in the recording of goodwill and other intangible assets in the amount of $21.3 billion. The Company's policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. Though the acquisitions have been predominantly performing at or above expectations, market conditions and attendant multiples used to estimate terminal values have continued to remain depressed. At June 30, 2000, the NASDAQ market index was at 3,966 points and has decreased 1,805 points, or 46%, to 2,161 points at June 30, 2001. This decline has affected the analysis used to assess the recoverability of goodwill. As a result, management recorded an impairment charge in the quarter ended June 30, 2001, in the amount of $9.9 billion. Since the most significant acquisitions were completed by issuing shares of the Company's common stock, the impairment should be considered a non-cash charge.

     The amortization and write-down of goodwill and other intangible assets was approximately $460 million in the third quarter of 2001 compared to $1.4 billion in the third quarter of 2000 and was approximately $13.1 billion in the first nine months of 2001 compared to $1.8 billion the first nine months of 2000. The year over year increase was primarily related to our purchase acquisitions during 2000 which accounted for approximately $21.3 billion of additional goodwill and other intangible assets and the associated write-down of $9.9 billion experienced in the second quarter of 2001. We expect to recognize goodwill and other intangible asset amortization charges related to our acquisitions of approximately $460 million for the fourth quarter of 2001. In accordance with the transitional provisions of FASB Statement 142, goodwill will no longer be amortized to earnings commencing January 1, 2002, but instead goodwill will be reviewed for impairment annually or more often as necessary. Amortization of other intangible assets is expected to be approximately $64 million per quarter thereafter.

  Other Income / (Expense), net

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

     A comparison of other income for the three-month periods and nine-month periods ended September 30, 2001 and 2000 is presented below.

                                              2001        2000       Change
                                           ----------  ----------  ----------
                                                 (Dollars in thousands)

     Three-month period:
       Other income ....................   $   16,556  $   21,732         (24)%
       Percentage of revenues ..........            6%         13%

     Nine-month period:
       Other (expense) income ..........   $  (17,456) $   63,382        (128)%
       Percentage of revenues ..........           (2)%        23%

     The change in other income in the third quarter of 2001 compared to the third quarter of 2000 was primarily due to $18.3 million of interest and investment income in the third quarter of 2001 compared to $22.9 million of interest and investment income in the third quarter of 2000. Returns on our invested cash balances were lower in the third quarter of 2001 compared to the third quarter of 2000 due to lower average interest rates.

     The change in other income in the first nine months of 2001 compared to the first nine months of 2000 was primarily due to a write-down of investments totaling $74.7 million on certain public and non-public equity security investments offset by $57.2 million of interest and other income in the first nine months of 2001 compared to a realized gain of $32.6 million from the sale of shares of Keynote Systems, Inc., and interest and other income of $30.8 million in the first nine months of 2000. During the first nine months of 2001, we determined that the decline in value of certain of our public and non-public equity securities investments was other than temporary and we recorded a write-down of these investments totaling $74.7 million. We had previously valued certain of these investments at the then fair market value as part of the Network Solutions acquisition. We may from time to time recognize gains or losses from the sales, write-downs or write-offs of our equity investments. Our cash and investments base increased significantly through the acquisition of Network Solutions in June 2000, while our invested balances produced relatively lower returns due to lower market interest rates in the first nine months of 2001 as compared to 2000.

   Deferred Income Taxes

     Through the nine months ended September 30, 2001, we have recorded a $66.5 million tax benefit. The benefit is due to the realization of current net operating losses and certain current deferred tax assets. We have not provided a benefit for the long-term deferred tax assets due to the uncertainty of their being realized.

     Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our expected current year taxable income (exclusive of stock compensation deductions), our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the noncurrent deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid in capital and will not result in future income statement benefit.

   Minority Interest in Net Income of Subsidiary

     Minority interest in the net income of VeriSign Japan K.K. was $405 thousand in the third quarter of 2001 and $924 thousand in the first nine months of 2001 compared to $130 thousand in the third quarter of 2000 and $40 thousand in the first nine months of 2000. The change is primarily due to VeriSign Japan's increased revenue as compared to the third quarter and the first nine months of 2000. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net income of subsidiary will fluctuate.

   Recent Developments

     On October 1, 2001, VeriSign signed agreements to purchase our headquarters complex in Mountain View, California, consisting of several buildings and a parking structure, for approximately $285 million in cash. See Exhibits 10.02 and 10.03 filed herewith.

     On October 25, 2001, VeriSign filed a shelf registration statement with the Securities and Exchange Commission to offer an indeterminate number of shares of common stock that may be issued at various times and at indeterminate prices, with a total public offering price not to exceed $750 million. Net proceeds will be used for general corporate purposes including investments, capital expenditures and working capital.

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

     We were incorporated in April 1995, and began introducing our trusted infrastructure services in June 1995. In addition, we completed several acquisitions in 2000 and 2001. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, including, but not limited to, the following:

          . the successful integration of the acquired companies;

          . the rate and timing of the growth and use of Internet protocol, or IP, networks for electronic commerce and communications;

          . the extent to which digital certificates and domain names are used for these communications or electronic commerce;

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

     To address these risks we must, among other things:

          . successfully market our Internet infrastructure services, digital certificates and our web presence services to new and existing customers;

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

We may not be able to sustain our revenue growth and our near-term success depends, in part, on the growth of the web presence services business.

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

     The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC's responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or ICANN. We face risks from this transition, including the following:

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

          . if our agreements to be the registry for the .com, .org or .net top-level domains, or a registrar for existing and new top-level domains are terminated, we may not be able to sustain the revenue growth we experienced in recent periods;

          . the terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner that is unfavorable to us;

          . the DOC's or ICANN's interpretation of provisions of our agreements with either of them could differ from ours;

          . the DOC could revoke its recognition of ICANN, as a result of which the DOC would take the place of ICANN for purposes of the varifous agreements described above, and could take actions that are harmful to us;

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

     Risks we face from challenges by third parties, including other domestic and foreign governmental authorities, to our role in the ongoing privatization of the Internet include:

          . legal, regulatory or other challenges could be brought, including challenges to the agreements governing our relationship with the DOC or ICANN, or to the legal authority underlying the roles and actions of the DOC, ICANN or us;

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

          . volume of domain name registrations through our web presence services business and our Global Registry Services business;

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

     In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment and we cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail spending on information technology, which could also affect our quarterly results in the future.

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

     In connection with our first round of financing, RSA contributed certain technology to us and entered into a non-competition agreement with us under which RSA agreed that it would not compete with our certificate authority business for a period of five years. This non-competition agreement expired in April 2000. We believe that, because RSA, which is now a wholly owned subsidiary of RSA Security, has already developed expertise in the area of cryptography, its barriers to entry would be lower than those that would be encountered by our other potential competitors should RSA choose to enter the digital certificate market. If RSA were to enter into the digital certificate market, our business could be materially harmed.

     Seven new top-level domain registries, .aero, .biz, .coop, .info, .museum, .name and .pro, are expected to begin accepting domain name registrations in the near future. Since we will not serve as a registry for these new top-level domains, we will not receive the annual registry fee for domain name registrations under these top-level domains. The commencement of registrations in these new top-level domains could have the effect of reduced demand for .com and .net domain name registrations. If the new top-level domains do reduce the demand for domain name registrations in .com and .net, our business could be materially harmed.

     The agreements among ICANN, the DOC, us and other registrars permit flexibility in pricing for and term of registrations. Our revenues, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms from our competitors. Some registrars and resellers in the .com,
 .net and .org top-level domains are already charging lower prices for web presence services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

Acquisitions could harm our business.

     We made several acquisitions in 2000 and 2001. In addition, we have recently announced our proposed acquisition of Illuminet Holdings, Inc., which recently completed several acquisitions of its own. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies and these difficulties could be compounded by the fact that Illuminet is facing similar integration issues. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

     ,    the potential disruption of our business;

     . the potential impairment of relationships with our employees, customers and strategic partners;

     .    unanticipated costs or the incurrence of unknown liabilities;

     . the need to manage more geographically-dispersed operations, such as our offices in Virginia, North Carolina, South Africa and Europe;

     .    diversion of management's resources from other business concerns;

     .    the inability to retain the employees of the acquired businesses;

     . adverse effects on existing customer relationships of acquired companies;

     . the difficulty of assimilating the operations and personnel of the acquired businesses;

     .    the potential incompatibility of business cultures;

     .    any perceived adverse changes in business focus;

     . our inability to incorporate acquired technologies successfully into our Internet infrastructure services; and

     . the inability to maintain uniform standards, controls, procedures and policies.

     If we are unable to successfully address any of these risks for future acquisitions, our business could be harmed.

     Additionally, we are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. For example, there is a risk that we may incur additional expenses associated with a write-off of a portion of goodwill and other intangible assets due to changes in market condition, as was the case when we recorded a non-cash charge of $9.9 billion related to write downs of goodwill for stock-based acquisitions in the second quarter of 2001.

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

     We depend on the uninterrupted operation of our various domain name registration systems, secure data centers and other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, and Dulles and Herndon, Virginia. Though we have back-up power resources, our California locations are susceptible to recent electric power shortages. All of our web presence services systems, including those used in our domain name registry and registrar business are located at our Dulles and Herndon, Virginia facilities. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business.

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

     A failure in the operation of our various registration systems, our domain name zone servers, the domain name root servers or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. The inability of our registrar systems, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of a large number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

     We retain certain confidential customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our domain name registration operations also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption and potentially depends on protection by other registrars in the shared registration system. The root zone servers and top-level domain name zone servers that we operate are critical hardware to our web presence operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.

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

     We have equity and debt investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, in the first quarter of 2001, we determined that the decline in value of some of our public and private equity security investments was other than temporary and recognized a loss of $74.7 million related to the decline in value of these investments. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

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

     Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to approximately 2,500 employees at September 30, 2001, not including those from our non-wholly owned subsidiaries. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

     We currently administer and operate only two of the 13 root zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers, our Global Registry Services business could be harmed if these volunteer operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demand on the two root zone servers we operate.

     Further, our Global Registry Services business could be harmed if any of these volunteer operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls. In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, as provided in our registry agreement with ICANN, it is required to ensure that the authoritative root will point to the top-level domain zone servers designated by it. If ICANN does not do this, our business could be harmed.

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

     Revenues from international subsidiaries and affiliates accounted for approximately 15% of our revenues in the third quarter of 2001 and approximately 13% of our revenues in the first nine months of 2001. We intend to expand our international operations and international sales and marketing activities. For example, with our acquisition of THAWTE we have additional operations in South Africa and with our acquisition of Network Solutions, we have additional operations in Asia and Europe. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our Internet infrastructure trust services and web presence services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

     . competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

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

     . currency fluctuations, as all of our international revenues from VeriSign Japan, K.K. and THAWTE (South Africa) are not denominated in U.S. dollars ;

     .    difficulty of authenticating customer information;

     .    political instability;

     . failure of foreign laws to protect our U.S. proprietary rights adequately;

     .    more stringent privacy policies in foreign countries;

     . additional vulnerability from terrorist groups targeting American interests abroad;

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

     Exports of software products utilizing encryption technology are generally restricted by the United States and various non-United States governments. Although we have obtained approval to export our Global Server digital certificate service, and none of our other Internet infrastructure services are currently subject to export controls under United States law, the list of products and countries for which export approval is required could be revised in the future to include more digital certificate products and related services. It is possible that the terrorist acts of September 11, 2001 will increase the scrutiny of, and further government restrictions on, exportation of software products utilizing encryption technology. If we do not obtain required approvals, we may not be able to sell specific Internet infrastructure services in international markets. There are currently no federal laws or regulations that specifically control certificate authorities, but a limited number of states have enacted legislation or regulations with respect to certificate authorities. If our market for digital certificates grows, the United States federal or state or non-United States governments may choose to enact further regulations governing certificate authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could harm our business.

We face risks related to intellectual property rights.

     Our success depends on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

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

     Infringement or other claims could be made against us in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

     In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, we recently had a complaint filed against us alleging patent infringement.

We have implemented anti-takeover provisions.

     Our amended and restated certificate of incorporation and bylaws, contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include:

     . our stockholders may take action only at a meeting and not by written consent;

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

     . vacancies on our board may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

     . special meetings of our stockholders may be called only by the chairman of the board, the president or the board, not by our stockholders.

     While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirors to negotiate with our board of directors, these provisions may apply even if the offer may be considered beneficial by some stockholders.

Liquidity and Capital Resources

                                        September 30,   December 31,
                                            2001            2000       Change
                                        -------------   ------------  --------
                                               (Dollars in thousands)

     Cash, cash equivalents and
       short-term investments ........  $     714,783   $  1,026,275       (30)%

     Working capital .................  $     294,350   $    520,953       (43)%

     Stockholders' equity ............  $   5,558,646   $ 18,470,608       (70)%

     At September 30, 2001, our principal source of liquidity was approximately $714.8 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, United States government agency securities and money market funds. In addition, we held $163.8 million of long-term equity minority investments and $286.1 million of long-term commercial paper, corporate bonds and notes and United States government agency securities along with $21.9 million of other various long-term investments at September 30, 2001, all of which are considered available-for-sale.

     Net cash provided by operating activities was $167.5 million in the first nine months of 2001 compared to $151.1 million in the first nine months of 2000. The increase was primarily due to an overall increase in net income after adjustments for non-cash items such as amortization and the write-down of goodwill and other intangible assets, depreciation of property and equipment and the write-down of certain investments. The increase in cash provided by operating activities was partially offset by increases in deferred income taxes and accounts receivable.

     Net cash used in investing activities was $83.2 million in the first nine months of 2001 primarily as a result of $1.1 billion used for purchases of short and long-term investments, $65.9 million used for purchases of property and equipment and $67.1 million paid, net of cash acquired, in business combinations partially offset by proceeds of $1.2 billion from sales and maturities of short and long-term investments. Net cash provided by investing activities in the first nine months of 2000 was $214.6 million and was primarily the result of $852.4 million of cash acquired in our acquisitions of THAWTE, Signio and Network Solutions, and proceeds of $149.7 million from sales and maturities of short and long-term investments partially offset by $743.1 million used in for purchases of short and long-term investments and $32.1 million used for purchases of property and equipment. As of September 30, 2001, we also had commitments under noncancelable operating leases for our facilities for various terms through 2012.

     Net cash provided by financing activities was $22.3 million in first nine months of 2001 and $61.1 million in the first nine months of 2000. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises. During the first nine months of 2001 VeriSign used $50.1 million of cash to repurchase its stock on the open market.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

     The primary objective of VeriSign's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of September 30, 2001, 60% of our non-strategic investments mature in less than one year.

     The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                             Maturing in
                              -------------------------------------------
                                              Six Months
                               Six Months         to          More than                     Estimated
                                 or Less       One Year       One Year         Total        Fair Value
                              ------------  --------------  -------------  -------------  --------------
                                                       (Dollars in thousands)

     Included in cash and
       cash equivalents        $   128,415    $       --     $        --     $  128,415     $   128,431
     Weighted-average
       interest rate                  3.74%           --              --
     Included in short-term
       investments             $   144,568    $    3,809     $        --     $  148,377     $   148,679
     Weighted-average
       interest rate                  4.39%         4.41%             --
     Included in long-term
       investments             $    23,936    $   36,128     $   221,750     $  281,814     $   286,073
     Weighted-average
       interest rate                  5.48%         4.41%           5.07%

Exchange rate risk

     VeriSign considers its exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from affiliates other than VeriSign Japan K.K., THAWTE (South Africa), Registrars.com (Canada), euro909

(Europe) and Domainnames.com (U.K.) are denominated in United States dollars and, therefore, are not subject to exchange rate fluctuations.

     Both the revenues and expenses of our majority-owned subsidiary in Japan as well as our wholly owned subsidiaries and sales offices in South Africa, Europe, Sweden, Canada and the United Kingdom are denominated in local currencies. In these regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. Because of our minimal exposure to foreign currencies, we have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

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

Intangible Asset Risk

     We have a substantial amount of intangible assets. Although at September 30, 2001, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     As of October 31, 2001, through our Network Solutions subsidiary, we were a defendant in fifteen active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the contractual right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Since that time, the frequency of this type of suit has continued to decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that affects their contractual rights to the domain names in question. Although 87 of these kinds of situations over the past seven years have resulted in suits actually naming Network Solutions as a defendant, as of October 31, 2001, no adverse judgment has been rendered and no award of damages has ever been made. We intend to vigorously defend ourselves against these claims.

     As disclosed in our previous reports on Form 10-Q filed during 2001, on February 2, 2001, Leon Stambler filed a complaint against a number of companies, including VeriSign, alleging patent infringement in the United States District Court for the District of Delaware. In October 2001, Plaintiff filed an amended complaint on naming an additional defendant, Certicom. The amended complaint also adds a patent infringement claim against VeriSign alleging that our Payflow products infringe claims 25 and 27 of Mr. Stambler's U.S. Patent No. 5,936,541. Similar allegations were made against the other defendants in Plaintiff's first complaint. VeriSign filed its Answer, Affirmative Defenses and Counterclaim to the Amended Complaint on October 31, 2001. While we cannot predict the outcome of this matter presently, we believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

     As disclosed in our previous reports on Form 10-Q filed during 2001, on June 15, 2000, plaintiff David Moran filed a putative shareholder derivative complaint on behalf of himself and others similarly situated against Charles Stuckey, Jr., James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter III, Robert P. Badavas, and against us as a nominal defendant. A settlement of this matter is pending which would dismiss this matter against VeriSign.

     You should read our other quarterly reports on Form 10-Q filed during 2001, as well as our Annual Report on Form 10-K for 2000, each of which describe other pending litigation for which there have been no material developments since June 30, 2001.

     We are also involved in various other investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention. An unfavorable outcome may have a material adverse effect on our financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits


        Exhibit                                       Incorporated by Reference               Filed
                                            --------------------------------------------
        Number         Exhibit Description         Form          Date         Number        Herewith
     -----------    ------------------------    ----------    ----------    ----------    ------------

        10.01       Deed of lease between TST Waterview I, L.L.C.
                    and VeriSign, Inc., dated July 19, 2001                                     X

        10.02       Agreement to purchase building between VeriSign. Inc.
                    and Sobrato Development Co. #792, dated October 1, 2001.                    X

        10.03       Agreement to purchase buildings between VeriSign, Inc.
                    and Ellis-Middlefield Business Park, dated October 1, 2001.                 X

(b)  Reports on Form 8-K

     The following reports were filed on Form 8-K or Form 8-K/A during the quarter ended September 30, 2001:

     . Current Report on Form 8-K dated September 23, 2001 and filed September 27, 2001 pursuant to Item 5 (Other Events), announcing the agreement and plan of merger with Illuminet Holdings, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VERISIGN, INC.

Date: November 14, 2001                  By:      /s/ STRATTON D. SCLAVOS
                                             -----------------------------------
                                                     Stratton D. Sclavos
                                                          President
                                                             and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)




Date: November 14, 2001                  By:         /s/ DANA L. EVAN
                                             -----------------------------------
                                                        Dana L. Evan
                                                 Executive Vice President of
                                                 Finance and Administration
                                                             and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                                    EXHIBITS

     As required under Item 6 - Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section is as follows:

        Exhibit
        Number                         Exhibit Description
      ----------    ------------------------------------------------------------
         10.01      Deed of lease between TST Waterview I, L.L.C. and VeriSign,
                    Inc., dated July 19, 2001

         10.02 Agreement to purchase building between VeriSign. Inc. and Sobrato Development Co. #792, dated October 1, 2001.

         10.03 Agreement to purchase buildings between VeriSign, Inc. and Ellis-Middlefield Business Park, dated October 1, 2001.