Form 10-K
period 2001-12-31
VERISIGN INC/CA
filed 2002-03-19
CIK 1014473

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from  __________ to  __________

                       Commission File Number: 000-23593

                               -----------------

                                VERISIGN, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 94-3221585
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

              487 E. Middlefield Road,            94043
                  Mountain View, CA            (Zip Code)
                (Address of principal
                 executive offices)

      Registrant's telephone number, including area code: (650) 961-7500

       Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

   The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $5,582,440,000.

   The number of shares outstanding of the registrant's common stock as of February 28, 2002 was 236,009,529.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
                                           PART I

Item 1.  Business..................................................................   3

Item 2.  Properties................................................................  32

Item 3.  Legal Proceedings.........................................................  33

Item 4.  Submission of Matters to a Vote of Security Holders.......................  35

Item 4A. Executive Officers of the Registrant......................................  36

                                          PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters......  39

Item 6.  Selected Financial Data...................................................  40

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................  41

Item 7A. Quantitative and Qualitative Disclosures About Market Risk................  58

Item 8.  Financial Statements and Supplementary Data...............................  60

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial
           Disclosure..............................................................  60

                                          PART III

Item 10. Directors and Executive Officers of the Registrant........................  61

Item 11. Executive Compensation....................................................  61

Item 12. Security Ownership of Certain Beneficial Owners and Management............  61

Item 13. Certain Relationships and Related Transactions............................  61

                                          PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K...........  62

Signatures.........................................................................  65

Financial Statements...............................................................  67

Exhibits........................................................................... 104

                                    PART I

ITEM 1.  BUSINESS

Overview

   VeriSign, Inc. is a leading provider of digital trust services that enable Web site owners, enterprises, communications service providers, electronic commerce, or e-commerce, service providers and individuals to engage in secure digital commerce and communications. Our digital trust services include three core offerings: managed security and network services, registry and telecommunications services, and Web presence and trust services. We market our products and services through our direct sales force, telesales operations, member organizations in our global affiliate network, value added resellers, service providers and our Web sites.

   We are organized into two customer-focused lines of business: the Enterprise and Service Provider Division and the Mass Markets Division. The Enterprise and Service Provider Division delivers products and services to larger enterprises and service providers that want to establish and deliver Internet-based and telecommunications-based services to customers. The Mass Markets Division delivers products and services to small and medium size enterprises, as well as to consumers who wish to establish an online presence.

   VeriSign was incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 487 E. Middlefield Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500 and our common stock is traded on the Nasdaq National Market under the ticker symbol VRSN. VeriSign's primary Web site is www.verisign.com. The information on our Web sites is not incorporated by reference into this annual report. VeriSign is a registered trademark of VeriSign, Inc. Other names used in this report may be trademarks of their respective owners.

Recent Acquisitions

   During 2001, we acquired several companies that expanded and enhanced our product and service offerings and expanded our marketing reach. In particular, on December 12, 2001, we completed our acquisition of Illuminet Holdings, Inc., or Illuminet, a leading provider of specialized services to telecommunications carriers. We issued a total of approximately 30.6 million shares of our common stock for all of the outstanding capital stock of Illuminet. We also assumed all of Illuminet's outstanding employee stock options.

   In addition, on February 8, 2002 we completed our acquisition of H.O. Systems, Inc., a leading provider of billing and customer services to wireless carriers, for approximately $350 million in cash. We plan to combine H.O. Systems' billing platform with the signaling, intelligent network and clearinghouse services of Illuminet to enable us to offer wireless carriers a comprehensive package of essential services.

Enterprise and Service Provider Division

   The Enterprise and Service Provider Division provides products and services to organizations who want to establish and deliver Internet-based and telecommunications-based services for their customers. The services offered by the Enterprise and Service Provider Division consist of the following types of services: managed security and network services, registry and telecommunications services.

   Managed Security and Network Services

   Managed Security and Network Services include our traditional public key infrastructure, or PKI, services for enterprises or members of our VeriSign Affiliate program, enterprise consulting and management services, digital brand management services and managed domain name services, or DNS.

   VeriSign PKI Services. VeriSign PKI Services are sold under the VeriSign OnSite and VeriSign Go Secure! brands, and can be tailored to meet the specific needs of enterprises that wish to issue digital certificates to employees, customers or trading partners.

  . OnSite Services. OnSite is a managed service that allows an organization to use our trusted data processing infrastructure to develop and deploy customized digital certificate services for its user communities. OnSite can be used by our customers to provide digital certificates for a variety of applications, including, but not limited to: controlling access to sensitive data and account information, enabling digitally-signed e-mail, encryption of e-mail, or secure socket layer sessions. OnSite services can help customers create an online electronic trading community, manage supply chain interaction or facilitate and protect online credit card transactions.

  . Go Secure! Services. Go Secure! Services are a set of managed application services that enable enterprises to quickly build digital certificate-based security into their off-the-shelf transaction and communication applications. Go Secure! Services complement our OnSite services and are designed to incorporate digital certificates into existing applications such as e-mail, browser, directory and virtual private network devices as well as other devices.

   VeriSign Affiliate PKI Services. VeriSign Affiliate PKI Services are sold to a wide variety of entities, which are unaffiliated with VeriSign, that provide large-scale electronic commerce and communications services over wired and wireless Internet Protocol, or IP, networks. We designate these types of organizations as "VeriSign Affiliates" and provide them with a combination of technology, support and marketing services to facilitate their initial deployment and on-going delivery of digital certificate services.

   VeriSign Affiliates can license either our Service Center or Processing Center offerings. The Service Center and Processing Center offerings are based on our software platform and enable a VeriSign Affiliate to offer one or more types of digital certificate services.

  . The Service Center provides a VeriSign Affiliate with all of the capabilities needed to perform subscriber enrollment and authentication, digital certificate application approval, directory hosting, customer support, billing integration and report generation from within their facilities or act as an outsource provider of OnSite Services, while utilizing our secure data centers for back-end processing.

  . The Processing Center provides a VeriSign Affiliate with all of the capabilities of the Service Center plus the software modules required to perform all certificate life cycle services of issuance, management, revocation and renewal from within its own secure data center.

   We also provide each VeriSign Affiliate with services to facilitate the efficient and timely rollout of their digital certificate offerings. These services may include Service Center or Processing Center installation and integration services, facility and network design consulting, technical and customer support documentation, training and sales and marketing support. VeriSign Affiliates make up the VeriSign Trust Network, a global network of digital certificate service providers that operate with common technology, infrastructure and practices to enable digital certificate interoperability on a worldwide basis. The VeriSign

Trust Network now consists of approximately 48 member organizations including British Telecommunications plc in the United Kingdom, Soltrus in Canada, Certplus in France, eSign in Australia, HiTrust in Taiwan, Eurotrust in Europe, Firstream in Europe, Netsecure Holdings in Asia and Telia in Sweden.

   VeriSign Affiliates typically enter into a five year technology licensing and revenue sharing agreement with us whereby we receive up-front licensing fees for the Service Center or Processing Center technology, as well as ongoing royalties from each digital certificate or OnSite service sold by the VeriSign Affiliate.

   Enterprise Consulting and Management Services. VeriSign Consulting Services include services related to public key infrastructure, network infrastructure and information security services. To complement our Enterprise services, we also provide consulting for integrating our PKI services with existing applications and databases, consulting on policies and procedures related to the management and deployment of digital certificates, and training classes on the latest developments in security technology. In addition, we resell third party hardware and software either related to the delivery of our consulting services or as stand-alone products. Our services also include, among others, managed DNS services and DNS hosting, which are delivered through our registry operations infrastructure.

   Enterprise Digital Brand Management Services. We offer a range of services we refer to as Digital Brand Management Services to help information technology professionals, brand marketers, attorneys and other enterprise customers monitor, protect and build digital brand equity. Some of these services include our domain name registration services for both global top level domains, such as .com, and country code top level domains, such as .de or .tv, our domain name recovery services and our digital brand surveillance services. Revenues from our Digital Brand Management Services have not been significant to date.

   Registry and Telecommunications Services

   Registry Services. We are the exclusive registry of domain names within the ..com, .net and .org global top-level domains under agreements with the Internet Corporation for Assigned Names and Numbers, or ICANN, and the Department of Commerce, or DOC. As a registry, we maintain the master directory of all second-level domain names in these top-level domains. We own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names.

   Through our acquisitions of the .TV International Corporation and eNIC Corporation in 2001, we also became the exclusive registry for domain names within the .tv and .cc country code top-level domains, or ccTLDs. These top-level domains are also supported by our global name server constellation and shared registration system. In addition, we have made .nu and .bz domain name registration services available through our outsourced hosting environment, which enables domain name registrars and resellers to simultaneously access the .nu and .bz registries.

   Telecommunications Services. Through our Illuminet subsidiary, we provide specialized services to telecommunications carriers. The majority of these services are directly related to Illuminet's Signaling System 7, or SS7, network, as either part of the connectivity, switching and transport function of the SS7 network or as intelligent network services delivered over the SS7 network. SS7 is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access and caller identification. In addition, through Illuminet we provide clearinghouse services, SS7 network reporting services, and we license specially designed software for measuring SS7 network usage. Brief descriptions of some of these services are set forth below:

   Connectivity, Switching and Transport Services

  . SS7 Connectivity, Switching and Transport. These are component parts of our basic SS7 trunk signaling service. Trunk signaling reduces post-dial delay, allowing call connection almost as soon as dialing is completed. This enables telecommunications carriers to deploy a full range of intelligent network services more quickly and cost effectively. By using our trunk-signaling service, carriers simplify SS7 link provisioning, and reach all local interexchange carriers, or IXC, and wireless carriers' networks though our access to hundreds of carriers.

  . Database Access Messaging. We provide the SS7 functions that enable carriers to find and interact with network databases and conduct the database queries that are essential for many advanced services, such as call waiting, call forwarding, and three-way calling.

   Intelligent Network Services

  . Local Number Portability ("LNP"). In 1996, the Federal Communications Commission, or FCC, mandated that incumbent local exchange carriers implement wireline number portability in all major U.S. markets beginning in 1999. Wireless carriers are required to provide routing information for calls completed to ported numbers. LNP allows a telephone subscriber to switch local service providers while keeping the same telephone number.

  . Line Information Database ("LIDB") Access and Transport. LIDBs are developed and maintained by telecommunications carriers to store information about their subscribers necessary to provide enhanced services such as validating telephone numbers and billing information. Through our SS7 network we offer access to all LIDBs in the United States. The service also includes validating calling cards, collect and third-party calls, as well as fraud protection features.

  . Calling Name ("CNAM") Delivery Access and Transport. We offer CNAM database access, allowing carriers to query regional Bell operating companies and major independent carriers and reduce "name not available" messages that customers receive when a caller's phone number is not identifiable when using a carrier's caller identification, or caller id, service.

   Wireless Services

  . Seamless Roaming. We provide nationwide seamless roaming support using the ANSI-41 signaling protocol. ANSI-41 allows carriers to provide support for roamers visiting their service area, and for their customers when they roam outside their service area. It enables number validation inside and outside carriers' service areas by accessing our SS7 network.

  . Prepaid Wireless Services. Our SmartPay prepaid wireless service is a real-time account management platform, administered via a Web interface, that makes prepaid wireless plans as flexible and convenient as traditional postpaid plans. Debit card systems can include added costs for inventory needs, loss, theft, PIN administration and retail commissions.

   Clearinghouse Services. Our Clearinghouse services include wireline billing and collections, where we serve as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Using our clearinghouse services, carriers can bill and collect messages in a simple consolidated invoice that other providers may otherwise bill separately to the local carrier's customers; bill and collect operator-assisted and calling card calls made through WorldCom, Sprint and other interexchange carriers; and bill and collect direct-dialed long distance calls for selected interexchange carriers.

Mass Markets Division

   The Mass Markets Division provides three general types of Web related service offerings. The first is Web Presence Services, which provide digital identity through domain name services and value added services, such as email, Web site creation tools and other e-commerce enabling offerings. The second is Web Trust Services, which includes Web site digital certificates for use by businesses and professionals. The third is payment services, which provide Internet merchants with the ability to securely and digitally authorize, capture and settle a variety of payment types using our Internet payment gateway.

   Web Presence Services

   Domain Name Registration Services. We register second-level domain names in the .com, .net,.org, .biz and .info global top-level domains, as well as selected country code top-level domains, such as .de and .tv, around the world, enabling individuals, companies and organizations to establish a unique identity on the Internet. Our customers apply to register second-level domain names either directly through our Web sites or indirectly through our channel partner wholesalers, Internet service providers, telecommunications companies and others. We accept registrations and re-registrations in one-year or multi-year increments for periods up to ten years.

   Secondary Market Name Services. Our secondary market domain name service offering, GreatDomains.com, a is marketplace where customers can transfer and appraise domain names.

   Other Value-Added Products and Services. We provide other digital identity and Web presence value-added products and services through our Web site storefront, such as VeriSign-hosted domain names, Web sites from VeriSign, Web forwarding (which allows a customer to forward Internet traffic from one Web site to another) and VeriSign mail.

   Web Trust Services

   Our Web Trust services include our Web server digital certificate services, which enable merchants to implement and operate secure Web sites that utilize the Secure Sockets Layer, or SSL, or Wireless Transport Layer Security, or WTLS, protocols. These services provide merchants with the means to identify themselves to consumers and to encrypt communications between consumers and their Web site.

   We currently offer the following Web server digital certificate services and content signing certificates. Each is differentiated by the target application of the server that hosts the digital certificate.

  . Secure Site and Secure Site Plus. Secure Site is our standard service offering that enables Web sites to implement basic SSL security features between their sites and individual end-user browsers. We also offer an upgraded version of this service, called Secure Site Plus, which enables U.S. and international enterprises to offer stronger, 128-bit encrypted, SSL sessions between their Web sites and end-user browsers from Netscape and Microsoft. Secure Site Plus also includes security monitoring, security assessment, site performance monitoring and additional warranty protection.

  . Commerce Site and Commerce Site Plus. Our Commerce Site and Commerce Site Plus offerings combine the features and functionality of our Secure Site offerings with our Payment Services offerings, providing existing sites that want to offer e-commerce solutions with a comprehensive suite of services to secure and process online payments.

  . Thawte Branded Digital Certificates. We offer entry-level SSL security services under the Thawte brand. These services generally offer lower encryption and customer service features than our other VeriSign branded products, but use the same underlying infrastructure, and are produced using the same standards for authentication, as VeriSign branded certificates.

   Payment Services

   Using our payment gateway, VeriSign Payment Services, online merchants are able to process payment types, including credit, debit and purchase cards, Internet checks, and automated clearing house transactions over the Internet.

Operations Infrastructure

   Our operations infrastructure consists of secure data centers in Mountain View, California; Dulles, Virginia; Lacey, Washington; Overland Park, Kansas; and Kawasaki, Japan. Many of our VeriSign Affiliates also operate secure data centers in their geographic areas. Most of these secure data centers operate on a 24-hour a day, 7 days per week basis and support all aspects of our enterprise services. Key features of our operations infrastructure include:

  . Distributed Servers. We deploy a large number of high-speed servers to support capacity and availability demands that in conjunction with our proprietary software offers automatic failover, global and local load balancing and threshold monitoring on critical servers.

  . Advanced Telecommunications. We deploy and maintain redundant telecommunications and routing hardware and maintain high-speed connections to multiple Internet service providers, or ISPs, and throughout our internal network to ensure that our mission critical services are readily accessible to customers at all times.

  . Network Security. We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between software modules that are designed to prevent most known forms of electronic attacks. In addition, we employ firewalls and intrusion detection software, and contract with security consultants who perform periodic attacks and security risk assessments.

   As part of our operations infrastructure for our domain name registry services, we operate all thirteen global top-level domain name servers that answer domain name lookups for the .com, .net, and .org zones. We also operate two of the thirteen root zone servers, including the "A" root, which is the authoritative root zone server of the Internet's domain name system, or DNS. The domain name servers provide the associated name server and Internet protocol, or IP, address for every .com, .net, or .org domain name on the Internet and a large number of other top-level domain queries, resulting in an average of over 5 billion responses per day. These name servers are located around the world, providing local domain name service throughout North America, in Europe, and in Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet's DNS infrastructure.

   To provide our telecommunications services, we operate an SS7 network composed of specialized SS7 switches, computers and databases strategically located across the United States. These elements interconnect our customers and U.S. telecommunications carriers through leased lines. Our network currently consists of 14 mated pairs of SS7 signal transfer points that are specialized switches that manage SS7 signaling, and into which our customers connect. We own seven pairs and lease capacity on seven pairs of SS7 signal transfer points from regional partners. Our SS7 network control, located in Overland Park, Kansas, is staffed 24 hours a day, seven days a week. As part of our operations infrastructure for network services, we also have several SS7 network signal transfer point, or STP, sites. These sites are maintained at 11 locations throughout the United States.

   Call Center and Help Desk. We provide customer support services through our phone-based call centers, e-mail help desks and Web-based self-help systems. Our California call center is staffed from 5 a.m. to 6 p.m. PST and employs an automated call directory system to support our Enterprise and Service Provider Division services. Our Virginia call centers are staffed from 6 a.m. to 6 p.m. to support our Mass Markets Division services and Global Registry Services. All call centers also have Web-based support services which are available on a 24-hour a day, 7 days per week basis, utilizing customized automatic response systems to provide self-help recommendations and a staff of trained customer support agents.

   Operations Support and Monitoring. We have an extensive monitoring capability that enables us to track the status and performance of our critical database systems at 60-second intervals, and our global resolution systems at four-second intervals. Our distributed Network Operations Centers are staffed 24 hours a day, 7 days a week.

   Disaster Recovery Plans. We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Global Registry Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity. Our PKI and Payment Services businesses are similarly protected by having service capabilities exist in both East and West Coast data center facilities. All of our critical data services (including digital certificates, domain name registration, and global resolution) use advanced storage systems that provide data protection through techniques such as mirroring and replication.

Marketing, Sales and Distribution

   We market our services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, direct marketing through all media, mass merchandisers, value-added resellers, systems integrators and our VeriSign Affiliates. A significant portion of our Mass Markets Division revenues to date has been generated through sales from our Web sites. We intend to continue increasing our direct sales force in the Enterprise and Service Division both in the United States and abroad, and to continue to expand our other distribution channels in both divisions.

   Our direct sales and marketing organization at December 31, 2001 consisted of approximately 900 individuals, including managers, sales representatives, marketing and technical and customer support personnel. We have field sales offices throughout the world. Additionally, our sales are currently being made through multiple channels including wholesale and retail distributors, resellers and direct sales throughout the world.

   We continue to build an international network of VeriSign Affiliates who provide our digital trust services under licensed co-branding relationships using our proprietary technology and business practices.

   We believe our customer base is diversified and is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our revenues.

Research and Development

   As of December 31, 2001, we had approximately 350 employees dedicated to research and development. Research and development expenses were $78.1 million in 2001, $41.3 million in 2000 and $13.3 million in 1999. To date, all development costs have been expensed as incurred. We believe that timely development of new and enhanced Internet-based trust services and technology are necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and to make additional investments in research and development.

   Our future success will depend in large part on the ability to continue to maintain and enhance our current technologies and services. In the past, we have developed our services both independently and through efforts with leading application developers and major customers. We have also, in certain circumstances, acquired or licensed technology from third parties, including public key cryptography technology from RSA Security Inc., or RSA. Although we will continue to work closely with developers and major customers in our development efforts, we expect that most of the future enhancements to existing services and new digital trust services will be developed internally.

   The markets for digital trust services and telecommunications services are dynamic markets characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The constantly changing nature of these markets and their rapid evolution will require us to continually improve the performance, features and reliability of our digital trust services and telecommunications services, particularly in response to competitive offerings and that we introduce both new and enhanced services as quickly as possible and prior to our competitors.

Competition

   Competition in Digital Trust Services. Our digital trust services are targeted at the new and rapidly evolving market for trusted services, including authentication, validation and payment, that enable secure electronic commerce and communications over wired and wireless IP networks. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

   Principal competitors generally fall within one of three categories: (1) companies such as Baltimore Technologies and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Zions Bancorporation) that primarily offer digital certificate and certificate authority, or CA, related services; and (3) companies focused on providing a bundled offering of products and services such as Baltimore Technologies, which acquired GTE CyberTrust. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

   In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their Web sites could also promote our competitors or charge us substantial fees for promotions in the future. New technologies and the expansion of existing technologies may increase the competitive pressure. We can not assure that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our digital services or technologies noncompetitive or obsolete. In addition, the market for digital certificates is emerging and is characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

   In connection with our first round of financing in 1995, RSA contributed certain technology to us and entered into a non-competition agreement under which RSA agreed that it would not compete with our certificate authority business for a period of five years. This non-competition agreement expired in April 2000. RSA has recently entered into the digital certificate market, and our business could be materially harmed by their potential competition.

   Competition in Digital Brand Management Services. We face competition from companies providing some of our Digital Brand Management Services. In the registration and domain name asset management area of our business, our competition comes from Register.com among other companies. In the monitoring service, competition comes from various smaller companies providing similar services.

   Competition in Web Presence Services. The Web Presence Service market is extremely competitive and subject to significant pricing pressure. We currently face competition among registrars within the global top-level domains, or gTLDs, like .com, and in the future will face competition among registrars within all new top-level domains. As of February 28, 2002, there were over 145 ICANN-accredited registrars, of which approximately 100 are active competitors, including us, BulkRegister.com, Deutsche Telekom, France Telecom/Transpac, Go-Daddy Software, Melbourne IT, Register.com and Tucows.com, Inc. that register second-level domain names in .com, .net, .org and the other global top level domains, or gTLDs. We also face competition from third-level domain name providers such as Internet access providers and registrars of country code TLDs. We face substantial competition from other providers of value-added Web presence services such as e-mail providers, Web site designers, Internet service providers and others.

   Competition in Registry Services. In November 2000, ICANN announced selections for several new gTLDs that, once launched, will directly compete with the .com, .net and .org TLDs, as well as the ccTLDs offered by us. Two of the new gTLDs, .biz and .info, were launched in 2001, while other gTLDs are scheduled to launch in 2002, including .name, .pro, .aero, .museum and .coop. These gTLDs are or will be available for registration through ICANN accredited registrars, in addition to our own registrar. In addition, we currently face competition from the over 240 country code top-level domain registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

   We also face competition from registry service providers that offer outsourced DNS and registration services to organizations that require a reliable and scalable infrastructure. Among the competitors are NeuLevel, Affilias, Register.com and Tucows.com.

   Our primary competitors for managed DNS services fall within two service/product categories: DNS hosting service providers and DNS software and appliance vendors. DNS hosting competitors include UltraDNS, Nominum, and EasyDNS. In addition, the majority of the domain name registrars, ISPs, and Web hosting companies offer basic DNS hosting as a part of their services. DNS software or appliance competitors include major network and telecommunication product vendors including Lucent, Cisco and Nortel, which focus on IP address management services.

   Competition in Telecommunications Services. The market for telecommunications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Large incumbent carriers provide competing services in their regions as a result of regulatory requirements to promote competition. In addition, we face direct competition on a nationwide basis from unregulated carriers, including Telecommunications Services, Inc., or TSI, and Southern New England Telephone, a unit of SBC Communications. Our prepaid wireless services also compete with services offered by Boston Communications Group, Priority Call, InterVoice-Brite and TSI.

   Competition in Enterprise Consulting and Management Services. Consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our enterprise consulting services. These companies include large systems integrators and consulting firms, such as Accenture, formerly Andersen Consulting, IBM Global Services and Lucent NetCare. We also compete with some companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally-developed systems integration efforts.

   Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, the demand for our products and services might be substantially reduced and the ability to distribute our products successfully and the utilization of our services would be substantially diminished. New technologies and the expansion of existing technologies may increase the competitive pressure.

Industry Regulation

   Domain Name Registration. The cooperative agreement, which our wholly-owned subsidiary Network Solutions, Inc. entered into with the National Science Foundation in December 1992, provided that we would perform Internet domain name registration services for the top-level domains, or TLDs, .com, .net, ..org, .edu and .gov. With the onset of increased commercial growth of the Internet, the U.S. Government initiated activity directed at increased privatization of the policy-making and central administration of the Internet. Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the Department of Commerce.

   On November 10, 1999, we entered into a series of wide-ranging agreements. These agreements include the following:

  . a registry agreement between us and ICANN under which we will continue to act as the exclusive registry for the .com, .net and .org TLDs for at least four years from that date. This agreement was subsequently replaced with three new registry agreements on May 25, 2001;

  . a revised registrar accreditation agreement between ICANN and all registrars registering names in the .com, .net and .org domains;

  . a revised registrar license and agreement between us as registry and all registrars registering names in the .com, .net and .org domains using our proprietary shared registration system;

  .  an amendment to the cooperative agreement; and

  . an amendment to the Memorandum of Understanding between the U.S. Government and ICANN.

   The registry agreement with ICANN executed on November 10, 1999 was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for ..org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option, the terms of which are outlined in the agreement. The term of the .net registry agreement extends at least until November 10, 2003 and possibly until June 30, 2005 depending on criteria set forth in the agreement, at which time the .net registry services will be put out for competitive bid by ICANN, a process in which we will be allowed to participate. The term of the .org registry agreement extends until December 31, 2002, at which time we are responsible for transitioning the services to a new registry operator selected by ICANN.

   The description of these agreements are qualified in their entirety by the text of the complete agreements that are filed as exhibits to the periodic reports indicated in the index to the exhibits contained in Part IV of this report.

   PKI Services. Exports of software products utilizing encryption technology are generally restricted by the United States and various non-United States governments. Although we have obtained approval to export our server digital certificate service, and none of our other digital trust services are currently subject to export controls under United States law, the list of products and countries for which export approval is required could be revised in the future to include more digital certificate products and related services. It is possible that the terrorist acts of September 11, 2001 will increase the scrutiny of, and further government restrictions on, exportation of software products utilizing encryption technology. If we do not obtain required approvals, we may not be able to sell some of our digital trust services in international markets.

   There are currently no federal laws or regulations that specifically control certificate authorities, but a limited number of states have enacted legislation or regulations with respect to certificate authorities. If we do not comply with these state laws and regulations, we will lose the statutory benefits and protections that would be otherwise afforded to us. Moreover, if our market for digital certificates grows, the United States federal or state or non-United States governments may choose to enact further regulations governing certificate authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could harm our business.

   Telecommunications Services. One service provided by Illuminet's National Telemanagement Corporation subsidiary is currently subject to Federal Communications Commission regulation. This service allows wireless users who are "roaming" in areas where their home carrier has not made arrangements for automatic roaming service to complete calls to domestic and international destinations. National Telemanagement Corporation has a license from the FCC to provide this service. Further, Illuminet's telecommunications customers are subject to FCC regulation, which indirectly affects Illuminet's business. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect of regulation or deregulation on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct regulation.

Intellectual Property

   We rely primarily on a combination of copyrights, trademarks, service marks, patents, restrictions on disclosure and other methods to protect our intellectual property. We also enter into confidentiality agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also generally control access to and distribution of documentation and other proprietary information.

   We have been issued approximately ten patents and have filed more than sixty applications for patents with respect to certain of our technology. However, the U.S. and foreign patent offices may not award any patents with respect to these applications.

   We have obtained U.S. and foreign trademark registrations for various VeriSign marks. We have also filed numerous applications to register VeriSign trademarks and claims, and have common law rights in many other proprietary names.

   With regard to our digital trust services, we also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA and other technology that is used in our digital trust services to perform key functions. In particular, RSA has granted us a perpetual, royalty free, nonexclusive, worldwide license to distribute Internet-based trust services. We develop services that contain or incorporate the RSA BSAFE and TIPEM products and that relate to digital certificate-issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, software for customers to preview and forward digital certificate requests to them, or such other services that, in RSA's reasonable discretion, are reasonably necessary for the implementation of a digital certificate business. RSA's BSAFE product is a software tool kit that allows for the integration of encryption and authentication features into software applications. TIPEM is a secure e-mail development tool kit that allows for secure e-mail messages to be sent using one vendor's e-mail product and read by another vendor's e-mail product.

   With regard to our domain name registration services, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our registration service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registration services and Internet-based products and services businesses. We own our proprietary shared registration system through which competing registrars, including our registrars, submit .com, .net and .org second-level domain name registrations. Some of the software and protocols used in our registration services are in the public domain or are otherwise available to our competitors. We have compiled a database of information relating to customers in our registration business. While some of this data is available to the public in the form of a directory service, we believe that we have certain ownership rights in this database, and we intend to protect these rights.

Employees

   As of December 31, 2001, we had approximately 3,270 full-time employees. Of the total, approximately 1,350 were employed in operations, approximately 900 in sales and marketing, approximately 350 in research and development and approximately 650 in finance and administration, including information services personnel. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, none of whom is bound by an employment agreement. Competition for qualified personnel in our industry and in some of our geographical locations is intense, particularly in software development personnel.

Segment Information

   Segment information is set forth in Note 12 of the Notes to Consolidated Financial Statements referred to in Item 8 below and is incorporated herein by reference.

                                 RISK FACTORS

   Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our limited operating history under our current business structure may result in significant fluctuations of our financial results.

   We were incorporated in April 1995, and began introducing our digital trust services in June 1995. In addition, we completed several acquisitions in 2000 and 2001, including our acquisitions of Network Solutions and Illuminet, both of which companies operated in different businesses from our then current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, including, but not limited to, the following:

  .  the successful integration of the acquired companies;

  . the rate and timing of the growth and use of Internet protocol, or IP, networks for electronic commerce and communications;

  . the timing and execution of individual customer contracts, particularly large contracts;

  . the extent to which digital certificates and domain names are used for electronic commerce or communications;

  .  the continued growth in the number of Web sites;

  .  the growth in demand for our services;

  . the continued evolution of electronic commerce as a viable means of conducting business;

  .  the competition for any of our services;

  . the perceived security of electronic commerce and communications over IP networks;

  . the perceived security of our services, technology, infrastructure and practices;

  . the significant lead times before a product or service begins generating revenues;

  . the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

  . the loss of customers through industry consolidation, or customer decisions to deploy in-house technology; and

  . our continued ability to maintain our current, and enter into additional, strategic relationships.

   To address these risks we must, among other things:

  . successfully market our digital trust services to new and existing customers;

  .  attract, integrate, train, retain and motivate qualified personnel;

  .  respond to competitive developments;

  .  successfully introduce new digital trust services; and

  . successfully introduce enhancements to our digital trust services to address new technologies and standards and changing market conditions.

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

  . privacy concerns, including the potential for third parties to obtain personally identifiable information about users or to disclose or sell data without notice to or the consent of such users;

  .  other security concerns such as attacks on popular Web sites by "hackers;"

  .  inconsistent quality of service;

  .  lack of availability of cost-effective, high-speed systems and services;

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

We have sold our products to companies as part of broader business relationships and revenues from these contracts may not be indicative of future revenues.

   We have purchased products and services from companies and participated in financings of companies with whom we have entered into separate contractual arrangements for the distribution and sale of our products and services. We derived approximately 3.8% of our total revenues in 2001 from reciprocal arrangements. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services or we, under a separate agreement, participate with other investors in a private equity round financing of the company. We derived no revenues from customers from reciprocal arrangements in 2000 and 1999. We also derived approximately 6.5% in 2001, 2.8% in 2000 and 1.1% in 1999 of our total revenues from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates, as well as various technology companies in a variety of related market areas. We may not be able to sustain the revenue growth we have experienced in recent periods if we do not continue to participate in business relationships of this nature. In addition, past revenue growth may not be indicative of future operating results.

We may not be able to sustain the revenue growth we have experienced in the past from our Web presence services, which depends in part upon our ability to renew domain name registrations.

   In 2000, the demand for new domain name registrations in our Web presence business increased substantially as a result of our promotional programs, in which we accepted domain name registrations at significant discounts, and from registrations by entities who registered domain names with the hopes of reselling them. Many of those domain names have not been renewed as of their two-year anniversary date. Further, many of the entrepreneurial and start-up businesses, begun in 2000, have declined. The future success of our Web presence services business will depend, among other things, upon our customers' renewal of their domain name registrations and upon our ability to obtain new domain name registrations and to successfully market our value-added product and services to our domain mane registrants. Registrants may choose to renew their domain names with other registrars or they may choose not to renew and pay for renewal of their domain names. Since we deactivate and delete domain name registrations that are not paid for, our inability to obtain domain name registration renewals from our customers could have an adverse effect on our revenue growth and our business.

Our failure to achieve or sustain market acceptance of our signaling and intelligent network services at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

   The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our telecommunications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We may not be able to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs. We believe that the business of providing network connectivity and related network services will likely see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins.

Issues arising from implementing agreements with ICANN and the Department of Commerce could harm our domain name registration business.

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

   Our quarterly operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

  . the long sales and implementation cycles for, and potentially large order sizes of, some of our digital trust services and the timing and execution of individual customer contracts;

  . volume of domain name registrations and customer renewal rates through our Web presence services business and our Global Registry Service business;

  . competition in the domain name registration services business from competing registrars and registries;

  .  the mix of all our offered services sold during a quarter;

  . our success in marketing and market acceptance of our enterprise services, network services, Web presence services and Web trust services by our existing customers and by new customers;

  . continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

  . a decrease in the level of spending for information technology related products and services by enterprise customers;

  . our success in assimilating the operations and personnel of any acquired businesses;

  .  the seasonal fluctuations in consumer use of telecommunications services;

  . the impact of price changes in our enterprise services, network services, Web presence services, Web trust services or our competitors' products and services; and

  . general economic and market conditions as well as economic and market conditions specific to IP network, telecommunications and Internet industries.

   We expect an increase in our operating expenses. If the increase in our expenses is not accompanied by a corresponding increase in our revenues, our operating results will suffer, particularly as revenues from many of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them, unlike our sales and marketing expenditures, which are expensed in full when incurred.

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

Our industry is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

   We anticipate that the market for services that enable trusted and secure electronic commerce and communications over IP networks will remain intensely competitive. We compete with larger and smaller companies that provide products and services that are similar to some aspects of our digital trust services. Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our digital trust services. We expect that competition will increase in the near term, and that our primary long-term competitors may not yet have entered the market.

   Increased competition could result in pricing pressures, reduced margins or the failure of our digital trust services to achieve or maintain market acceptance, any of which could harm our business. Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, we may not be able to compete effectively.

   We face competition from large, well-funded regional providers of SS7 network services and related products, such as regional Bell operating companies, TSI and Southern New England Telephone, a unit of SBC Communication. The prepaid wireless account management and unregistered user services of National Telemanagement Corporation, a subsidiary of ours, faces competition from Boston Communications Group, Priority Call, InterVoice-Brite and TSI. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with ours.

   In connection with our first round of financing, RSA contributed certain technology to us and entered into a non-competition agreement with us under which RSA agreed that it would not compete with our certificate authority business for a period of five years. This non-competition agreement expired in April 2000. RSA has recently entered the digital certificate market and our business could be materially harmed.

   Seven new global top-level domain registries, .aero, .biz, .coop, .info, ..museum, .name and .pro, have begun or are expected to begin accepting domain name registrations in the near future. Since we will not serve as a registry for these new top-level domains, we will not receive the annual registry fee for domain name registrations under these top-level domains. The commencement of registrations in these new top-level domains could have the effect of reduced demand for .com and .net domain name registrations. If the new top-level domains reduce the demand for domain name registrations in .com and ..net, our business could be materially harmed.

   The agreements among ICANN, the DOC, us and other registrars permit flexibility in pricing for and term of registrations. Our revenues, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms from our competitors. Some registrars and resellers in the .com, ..net and .org top-level domains are already charging lower prices for registration services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

We may face difficulties assimilating and may incur costs associated with our acquisition of Illuminet Holdings, Inc. and any other future acquisitions.

   We made several acquisitions in 2000 and 2001. We recently acquired Illuminet Holdings, Inc., which recently completed several acquisitions of its own, and H.O. Systems, Inc. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

  .  the potential disruption of our ongoing business;

  . the potential impairment of relationships with our employees, customers and strategic partners;

  .  unanticipated costs or the incurrence of unknown liabilities;

  . the need to manage more geographically-dispersed operations, such as our offices in Virginia, North Carolina, Washington, Kansas, South Carolina, South Africa and Europe;

  . greater than expected costs and the diversion of management's resources from other business concerns involved in identifying, completing and integrating acquisitions;

  .  the inability to retain the employees of the acquired businesses;

  . adverse effects on the existing customer relationships of acquired companies;

  . the difficulty of assimilating the operations and personnel of the acquired businesses;

  .  the potential incompatibility of business cultures;

  .  any perceived adverse changes in business focus;

  . entering into markets and acquiring technologies in areas in which we have little experience;

  . our inability to incorporate acquired technologies successfully into our operations infrastructure;

  . the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

  . the inability to maintain uniform standards, controls, procedures and policies.

   If we are unable to successfully address any of these risks for future acquisitions, our business could be harmed.

   Additionally, there is risk that we may incur additional expenses associated with a write-off of a portion of goodwill and other intangible assets, as was the case when we recorded a non-cash charge of $9.9 billion in the second quarter of 2001 related to write downs of goodwill due to changes in market conditions for acquisitions made with our common stock. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further write downs of goodwill or other intangible assets.

Our telecommunications services business depends on the acceptance of our SS7 network and the telecommunications market's continuing use of SS7 technology.

   Our future growth depends, in part, on the commercial success and reliability of our SS7 network, which we recently acquired through our merger with Illuminet Holdings, Inc. Our SS7 network is a vital component of our intelligent network services, which had been an increasing source of revenues for Illuminet. Our network services business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network. In the future, we may not be successful in marketing our SS7 network or any new or enhanced services.

Our industry markets are evolving, and if these markets fail to develop or if our products are not widely accepted in these markets, our business could suffer.

   We target our digital trust services at the market for trusted and secure electronic commerce and communications over IP networks. This is a rapidly evolving market that may not continue to grow.

   Accordingly, the demand for our digital trust services is very uncertain. Even if the market for electronic commerce and communications over IP networks grows, our digital trust services may not be widely accepted. The factors that may affect the level of market acceptance of digital certificates and, consequently, our digital trust services include the following:

  . market acceptance of products and services based upon authentication technologies other than those we use;

  .  public perception of the security of digital certificates and IP networks;

  . the ability of the Internet infrastructure to accommodate increased levels of usage; and

  . government regulations affecting electronic commerce and communications over IP networks.

   Even if digital certificates achieve market acceptance, our digital trust services may fail to address the market's requirements adequately. If digital certificates do not sustain or increase their acceptance, or if our digital trust services in particular do not achieve or sustain market acceptance, our business would be materially harmed.

   The telecommunications network services industry is also characterized by rapid technological change and frequent new product and service announcements. Significant technological changes could make our technology obsolete. We must adapt to our rapidly changing market by continually improving the responsiveness, reliability and features of our network and by developing new network features, services and applications to meet changing customer needs. We cannot assure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share. We sell our SS7 network services primarily to traditional telecommunications companies that rely on traditional voice networks. Many emerging companies are providing convergent Internet protocol-based network services. Our future revenues and profits, if any, could depend upon our ability to provide products and services to these Internet protocol-based telephony providers.

If we encounter system interruptions or security breaches, we could be exposed to liability and our reputation and business could suffer.

   We depend on the uninterrupted operation of our various domain name registration systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

  .  power loss, transmission cable cuts and other telecommunications failures;

  . damage or interruption caused by fire, earthquake, and other natural disasters;

  .  computer viruses or software defects; and

  . physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

   Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, Dulles and Herndon, Virginia, Lacey, Washington and Overland Park, Kansas. Though we have back-up power resources, our California locations are susceptible to electric power shortages similar to those experienced during 2001. All of our domain name registration services systems, including those used in our domain name registry and registrar business are located at our Dulles and Herndon, Virginia facilities. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business.

   In addition, our ability to issue digital certificates and register domain names depends on the efficient operation of the Internet connections from customers to our secure data centers and our various registration systems as well as from customers to our registrar and from our registrar and other registrars to the shared registration system. These connections depend upon the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could decrease customer satisfaction, which could harm our business.

   A failure in the operation of our various registration systems, our domain name zone servers, the domain name root servers or other events could result in the deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. The inability of our registrar systems, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of a large number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

   We retain certain confidential customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our domain name registry operations also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption and potentially depends on protection by other registrars in the shared registration system. The root zone servers and top-level domain name zone servers that we operate are critical hardware to our registry services operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.

   Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, and attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our digital trust services. Such an occurrence could also result in adverse publicity and therefore adversely affect the market's perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

We rely on a continuous power supply to conduct our operations, and California's recent energy crisis could disrupt our operations and increase our expenses.

   One of our secure data centers and one of our customer support call centers are located in Mountain View, California. In the summer of 2001, California experienced an energy crisis and could again face an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

   Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many of our employees are based in California.

Some of our investments in other companies have resulted in losses and may result in losses in the future.

   We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, during 2001 we determined that the decline in value of some of our public and private equity security investments was other than temporary and recognized a loss of $89.1 million related to the decline in value of these investments. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

The inability of our customers to successfully implement our signaling and network services with their existing systems could adversely affect our business.

   Significant technical challenges exist in our signaling and network services business because many of our customers:

  .  purchase and implement SS7 network services in phases;

  . deploy SS7 connectivity across a variety of telecommunication switches and routes; and

  . integrate our SS7 network with a number of legacy systems, third-party software applications and engineering tools.

   Customer implementation currently requires participation by our order management and our engineering and operations groups, each of which has limited resources. Some customers may also require us to develop costly customized features or capabilities, which increase our costs and consume a disproportionate share of our limited customer service and support resources. Also, we typically charge one-time flat rate fees for initially connecting a customer to our SS7 network and a monthly recurring flat rate fee after the connection is established. If new or existing customers have difficulty deploying our products or require significant amounts of our engineering service support, we may experience reduced operating margins. Our customers' ability to deploy our network services to their own customers and integrate them successfully within their systems depends on our customers' capabilities and the complexity involved. Difficulty in deploying those services could reduce our operating margins due to increased customer support and could cause potential delays in recognizing revenues until the services are implemented.

Our inability to introduce and implement technological changes in our industry could harm our business.

   The emerging nature of the Internet, digital certificate business, the domain name registration business and payment services business, and their rapid evolution, require us continually to improve the performance, features and reliability of our digital trust services, particularly in response to competitive offerings. We must also introduce any new digital trust services, as quickly as possible. The success of new digital trust services depends on several factors, including proper new service definition and timely completion, introduction and market acceptance. We may not succeed in developing and marketing new digital trust services that respond to competitive and technological developments and changing customer needs. This could harm our business.

Capacity limits on our technology and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use.

   As traffic from our telecommunication customers through our network increases, we will need to expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network. In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business.

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to over 3,200 employees at December 31, 2001. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

We depend on key personnel to manage our business effectively.

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

   We have no employment agreements with any of our key executives that prevent them from leaving VeriSign at any time. In addition, we do not maintain key person life insurance for any of our officers or key employees. The loss of the services of any of our senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

We rely on third parties who maintain and control root zone servers and route Internet communications.

   We currently administer and operate only two of the 13 root zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers, our global registry services business could be harmed if these volunteer operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demands on the two root zone servers we operate.

   Further, our global registry services business could be harmed if any of these volunteer operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls. In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, as provided in our registry agreement with ICANN, it is required to ensure that the authoritative root will point to the top-level domain zone servers designated by us. If ICANN does not do this, our business could be harmed.

   Our Web presence services and registry services businesses also could be harmed if a significant number of Internet service providers decided not to route Internet communications to or from domain names registered by us or if a significant number of Internet service providers decided to provide routing to a set of domain name servers that did not point to our domain name zone servers.

Our signaling and network services reliance on third party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

   Our signaling and network services success will depend on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, WorldCom, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional partners on seven of the fourteen mated pairs of SS7 signal transfer points that comprise our network. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to the merging of many companies. These mergers may cause the availability, pricing and quality of the services we use to vary and could cause the length of time it takes to deliver the services that we use to increase significantly. We rely on links, equipment and software provided to us from our vendors, the most important of which are gateway equipment and software from Tekelec and Agilent Technologies, Inc. We cannot assure you that we will be able to continue to purchase equipment from these vendors on acceptable terms, if at all. If we are unable to maintain current purchasing terms or ensure product availability with these vendors, we may lose customers and experience an increase in costs in seeking alternative suppliers of products and services.

We must establish and maintain strategic and other relationships.

   One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our enterprise services, telecommunications services and Web presence services than we would otherwise.

   Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our enterprise services successfully.

   Furthermore, our ability to achieve future growth will also depend on our ability to continue to establish direct seller channels and to develop multiple distribution channels, particularly with respect to our Web presence services business. To do this we must maintain relationships with Internet access providers and other third parties. Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our Web presence services could harm our business. Many of our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. In addition, the other parties may not view their relationships with us as significant for their own businesses. Therefore, they could reduce their commitment to us at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services either on their own or in collaboration with others, including our competitors. If we are unable to maintain our relationships or to enter into additional relationships, this could harm our business.

Some of our enterprise services have lengthy sales and implementation cycles.

   We market many of our enterprise services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our enterprise services can be lengthy, potentially lasting from three to six months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

Undetected or unknown defects in our services could harm our business and future operating results.

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

Our enterprise and affiliate PKI services and Web trust services rely on public key cryptography technology that may compromise our system's security.

   Our enterprise and affiliate PKI services depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user's private key and that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as "factoring." This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method be developed, the security of encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing PKI services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

The expansion of our international operations subjects our business to additional economic risks that could have an adverse impact on our revenues and business.

   Revenues from international subsidiaries and affiliates accounted for approximately 13% of our revenues in 2001, 14% in 2000 and 27% in 1999. We intend to expand our international operations and international sales and marketing activities. For example, in addition to our past acquisitions of THAWTE with operations in South Africa, Network Solutions with operations in Asia and Europe, we have continued to focus on expanding our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our digital trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

  . currency fluctuations, as all of our international revenues from VeriSign Japan, K.K. our wholly owned subsidiaries in South Africa and Europe are not denominated in U.S. dollars;

  .  difficulty of authenticating customer information;

  .  political instability;

  .  failure of foreign laws to protect our U.S. proprietary rights adequately;

  .  more stringent privacy policies in foreign countries;

  . additional vulnerability from terrorist groups targeting American interests abroad;

  .  seasonal reductions in business activity; and

  .  potentially adverse tax consequences.

   We have licensed to VeriSign Affiliates our Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of enterprise PKI services. The VeriSign Processing Center platform provides a VeriSign Affiliate with the knowledge and technology to offer enterprise PKI services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the VeriSign Affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control.

   Any failure of a VeriSign Affiliate to maintain the privacy or security of confidential customer information could result in negative publicity and therefore adversely affect the market's perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally.

   In July 2001, we enhanced our managed public key infrastructure services processes in order to satisfy the European Union's directive on digital signatures, which we hope will stimulate the acceptance of digital signatures in Europe. We cannot guarantee that our enhancements will be accepted by, or introduced and marketed successfully in, the European markets. In addition, we cannot predict whether the European Union Commission will amend or alter the directive or introduce new legislation, nor can we predict the impact such a change in legislation could have on our international business and operations.

We rely on our intellectual property, and any failure by us to protect, or any misappropriation of, our intellectual property could harm our business.

   Our success depends on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

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

Our services employ technology that may infringe the proprietary rights of others, and we may be liable for significant damages as a result.

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

   In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, we have had two complaints filed against us in February 2001 and February 2002 alleging patent infringement. (See Item 3, "Legal Proceedings.")

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

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

ITEM 2.  PROPERTIES

   VeriSign's principal administrative, sales, marketing, research and development and operations facilities are located in Mountain View, California, Herndon, Virginia and Lacey, Washington. In October 2001, we purchased the land and buildings related to our headquarters complex in Mountain View, California for a purchase price of approximately $285 million. This complex includes five buildings with a combined area of approximately 395,000 square feet. We also own our Illuminet headquarters facility in Lacey, Washington. The remainder of our significant facilities are leased under agreements that expire at various dates through 2011.

   VeriSign also leases other space for sales and support, and training offices in various locations throughout the United States. Internationally, we lease space in Kawasaki, Japan; Durbanville, South Africa; Sunderland, United Kingdom; Geneva, Switzerland; and Malmo, Sweden. The significant sites are listed below, including approximate square footage.

   Our success is largely dependent on the uninterrupted operation of our secure data centers and computer and communications systems. See "Risk Factors--If we encounter system interruptions or security breaches, we could be exposed to liability and our reputation and business could suffer."

                                               Approximate
                                                 Square
       Major Locations                           Footage                   Use
       ---------------                         -----------                 ---
United States:
  455-685 East Middlefield Road...............   395,000   Engineering, Sales and Marketing,
  Mountain View, CA (owned)                                Customer Service, Finance and
                                                           Administration, Production Services

  21355 Ridgetop Circle.......................   160,000   VeriSign Global Registry Services
  Dulles, VA

  625 Herndon Parkway.........................    61,000   Sales and Marketing, Engineering
  Herndon, VA

  365 Herndon Parkway.........................    41,000   Engineering, Sales and Marketing
  Herndon, VA

  4501 Intelco Loop S.E.......................    67,000   Iluminet, Inc. headquarters
  Lacey, Washington (owned)

  7400 West 129th Street......................    28,000   SS7 Network control
  Overland Park, Kansas

Europe:
  Sunderland Solar Building...................    38,750   VeriSign DomainNames.com
   Phase VI, Sunderland
   United Kingdom

Japan:
  Nittobo Buildings...........................    19,400   Japan Headquarters
   13F, 8-1 Yaesu, 2-chome
   Chuo-ku, Tokyo, 104-0028
   Japan

   We believe that our current facilities are sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

   As of February 11, 2002, through our Network Solutions subsidiary, we were a defendant in nine active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the contractual right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Since that time, the frequency of this type of suit has continued to decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that affects their contractual rights to the domain names in question. Although 87 of these kinds of situations have resulted in suits actually naming Network Solutions as a defendant, as of February 11, 2002, no adverse judgment has been rendered and no award of damages has ever been made. We believe that we have meritorious defenses and we intend to vigorously defend ourselves against these claims.

   On February 2, 2001, Leon Stambler filed a complaint against us alleging patent infringement in the United States District Court for the District of Delaware. The other co-defendants named in the complaint were RSA Security Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation. The complaint alleges that our Secure Site service infringes claim 12 of Mr. Stambler's U.S. Patent No. 5,793,302 and that our Payflow products infringe claims 1, 28 and 34 of Mr. Stambler's U.S. Patent No. 5,974,148. The complaint seeks judgment declaring that the defendants have infringed the asserted claims of the patents-in-suit, preliminary and permanent injunctions against the defendants from infringing the asserted claims, an order requiring the defendants to pay damages to compensate Mr. Stambler for the alleged infringement, and an order awarding Mr. Stambler treble damages for any willful infringement, as well as attorney fees and costs. On September 24, 2001, Mr. Stambler amended his complaint, adding Certicom Corporation as a defendant and asserting that our Payflow products also infringe claims 25 and 27 of Mr. Stambler's U.S. Patent No. 5,936,541. Subsequently, the parties to the litigation engaged in extensive discovery.

   On December 21, 2001, Mr. Stambler supplemented his discovery responses, significantly expanding his allegations. Through these supplemental responses, Mr. Stambler contends that we infringe claims 12 and 34 of the '302 patent, claims 1, 16, 28 and 35 of the '148 patent, and claims 25 and 27 of the '541 patent. Additionally, Mr. Stambler significantly expanded the list of accused products to include the following products, services and protocols:
Authentication Service Bureau, B2B Payment Services, Certificate Validation, Cybercash Products and Services, Enterprise Service Center, GO Secure!, Healthcare Personal Trust Agent, Payment Net, SoftTerminal, Onsite, CommerSite, Processing Center, Secure Site, 128-bit SSL Global Server, 40 bit SSL Secure Server, Authentic Document ID, Digital Ids for Securing Email, Code Signing Digital Ids, WebTrust, WAP related products, Electronic Data Interchange and Financial Server Ids. Mr. Stambler also contends that our use of products in connection with certain third party technology infringes his patents, including Intershop Cartridges and QualysGuard SSL. While we cannot predict the outcome of this matter presently, we believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

   On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against us in the United States District Court for the District of Arizona. NetMoneyIN named thirty-two other defendants, including Mellon Financial Corporation, Bankcard Center Inc., FMT Corp., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A. and Wells Fargo & Co. The complaint alleges that our "activities related to credit card approval for purchases made on the Internet at an Internet Web site operated by a merchant" infringe claim 13 of NetMoneyIN's U.S. Patent No. 5,822,737 and claim 1 of NetMoneyIN's U.S. Patent No.
5,963,917. The complaint requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants from infringing the asserted claims, an order requiring the defendants to provide an accounting for NetMoneyIN's damages, to pay NetMoneyIN such damages and three times that amount, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN did not properly serve the complaint on VeriSign. However, NetMoneyIN filed an amended complaint adding International Business Machines Corporation as a defendant and served it on VeriSign in February 2002. While we cannot predict the outcome of this matter presently, we believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

   On June 15, 2000, plaintiff David Moran filed a putative stockholder derivative complaint on behalf of himself and others similarly situated against Charles Stuckey, Jr., James Bidzos, Richard L. Earnest, Dr. Taher Elgamal, James K. Sims, Joseph B. Lassiter III, Robert P. Badavas, and against us as a nominal defendant. The case was captioned Moran v. Stuckey, et.al., No. 1810 NC (Del. Ch. 2000). The complaint alleges, among other things, that the directors of RSA Security mismanaged RSA's business, failed to protect its intellectual property or enforce the terms of its license agreement with us, and that we violated the terms of the licensing agreement and competed against RSA. On August 2, 2000, a second stockholder complaint was filed against us and the aforementioned directors of RSA Security, Inc. by plaintiff James V. Biglan. That case was captioned Biglan v. Stuckey, et al. Civ. Action No. 18190NC (Del. Ch. 2000). On September 25, 2000 the Court ordered the cases consolidated under the Moran caption. We filed a Motion to Dismiss on November 20, 2000. On November 19, 2001, the parties submitted a stipulated settlement Agreement to the Court for approval. VeriSign has no financial obligations under the Agreement. On January 17, 2002, the Court approved the settlement Agreement. The order is final as of February 16, 2002.

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

   On January 13, 2000, the Department of Justice Antitrust Division issued a Civil Investigative Demand, or CID, seeking information and documents concerning the then-pending acquisition by us of THAWTE. We provided certain information and documents to the Department of Justice, and closed the THAWTE transaction on February 1, 2000. We completed our initial response to the CID on March 1, 2000, and a supplemental production of documents was completed May 9, 2000. On September 14, 2000, we were notified that senior officials at the Department of Justice had reviewed a report by the investigatory staff regarding the transaction, and that the Department had concerns about the potential competitive effects of the transaction. Our representatives met with and provided additional information to the Department of Justice during October 2000. On March 11, 2002, we were notified by the Department of Justice that the matter has been closed and no further action will be taken.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of VeriSign as of February 28, 2002.

Name                          Age                           Position
----                          ---                           --------
Stratton D. Sclavos.......... 40  President, Chief Executive Officer and Chairman of the Board
                                    of Directors
Dana L. Evan................. 42  Executive Vice President, Finance and Administration and
                                    Chief Financial Officer
Quentin P. Gallivan.......... 44  Executive Vice President, Worldwide Sales and Services
Robert J. Korzeniewski....... 44  Executive Vice President, Corporate and Business
                                    Development
F. Terry Kremian............. 54  Executive Vice President, Illuminet
Russell S. Lewis............. 47  Executive Vice President and General Manager, VeriSign
                                    Global Registry Services
W.G. Champ Mitchell.......... 55  Executive Vice President and Group General Manager, Mass
                                    Markets Division
Anil H.P. Pereira............ 38  Executive Vice President and Group General Manager,
                                    Enterprise and Service Provider Division
William P. Fasig............. 38  Senior Vice President, Corporate Marketing Services
James M. Ulam................ 45  Senior Vice President, General Counsel and Secretary

   Stratton D. Sclavos has served as President and Chief Executive Officer and as a director of VeriSign since he joined VeriSign in July 1995. In December 2001, he was named Chairman of the Board of Directors. From October 1993 to June 1995, he was Vice President, Worldwide Marketing and Sales of Taligent, Inc., a software development company that was a joint venture among Apple Computer, Inc., IBM and Hewlett-Packard. From May 1992 to September 1993, Mr. Sclavos was Vice President of Worldwide Sales and Business Development of GO Corporation, a pen-based computer company. Prior to that time, he served in various sales and marketing capacities for MIPS Computer Systems, Inc. and Megatest Corporation. Mr. Sclavos serves as a director of Juniper Networks, Inc., Keynote Systems, Inc., Intuit, Inc. and Marimba, Inc. Mr. Sclavos holds a B.S. degree in Electrical and Computer Engineering from the University of California at Davis.

   Dana L. Evan has served as Executive Vice President of Finance and Administration and Chief Financial Officer of VeriSign since January 1, 2001. From June 1996 until December 31, 2000 she served as Vice President of Finance and Administration and Chief Financial Officer of VeriSign. From 1988 to June 1996, she worked as a financial consultant in the capacity of chief financial officer, vice president of finance or corporate controller for various public and private companies and partnerships, including VeriSign from November 1995 to June 1996. Prior to 1988, she was employed by KPMG LLP, most recently as a senior manager. Ms. Evan serves as a director of Liberate Technologies. Ms. Evan is a certified public accountant and holds a B.S. degree in Commerce with a concentration in Accounting and Finance from the University of Santa Clara.

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

   F. Terry Kremian has served as Executive Vice President of VeriSign since December 2001. He was Executive Vice President and Chief Operating Officer of Illuminet Holdings, Inc. from September 1998 until December 2001 when Illuminet was acquired by VeriSign. Prior to that, Mr. Kremian was Vice President--Marketing and Sales from November 1997. Mr. Kremian is also the President of Illuminet, Inc. since March 1, 2001. He joined Illuminet from MCI where he was employed since 1982, most recently as director of Carrier Sales, National Accounts. Mr. Kremian holds a B.A. degree from the U.S. Naval Academy and a J.D. degree from the University of Maryland School of Law.

   Russell S. Lewis has served as Executive Vice President and General Manager, VeriSign Global Registry Services since February 2002. From March 2000 to February 2002, he served as Senior Vice President, Corporate Development of VeriSign. Since August 1999, he has served as President of Lewis Capital Group, LLC, an investment firm providing general business and merger and acquisition consulting services to growth-oriented firms. From 1994 to August 1999, he was President and Chief Executive Officer of TransCore, a supplier of electronic toll collections systems and advanced traffic management systems. Mr. Lewis is a director of Castle Energy Corporation, a company engaged in oil and gas exploration and production. Mr. Lewis holds an M.B.A. degree with a concentration in finance and marketing from Harvard School of Business and a B.A. degree in Economics from Haverford College.

   W. G. Champ Mitchell has served as Executive Vice President and Group General Manager, Mass Markets Division since July 2001. From 1999 until March 2000, he served as Chairman of the Board and CEO of Convergence Equipment Company, a telephone equipment manufacturer, and President of Global Communication Technologies Inc., an Internet-based telecommunication carrier. From 1997 until early 1999, he served as Special Counselor to the Board of Directors and Chairman of True North Communications, a holding company for advertising agencies and other marketing companies. Mr. Mitchell holds a B.A. degree in English and a J.D. degree from the University of North Carolina.

   Anil H.P. Pereira has served as Executive Vice President and General Manager, Enterprise and Service Provider Division since January 2002. From October 2000 to January 2002, he served as Senior Vice President and Group General Manager of the Enterprise and Service Provider Division; from August 2000 to October 2000 he served as Senior Vice President of the Internet Services Group and Worldwide Corporate Marketing; from February 1999 to August 2000, he served as Vice President of the Internet Services Group and Worldwide Corporate Marketing; and from March 1997 to February 1999, he served as Director of Corporate Marketing. Prior to joining VeriSign, from May 1990 to March 1997, he held a variety of marketing positions at American Express Corporation, a diversified financial and travel services company, most recently as Vice President of the Affinity Card Group. He holds a B. Mgt. Degree from the University of Lethbridge in Alberta and a MBA degree from the Wharton School of the University of Pennsylvania.

   William P. Fasig has served as Senior Vice President, Corporate Marketing Services since April 2001. From July 2000 to October 2000 he served as Vice President, Corporate Communications of Compaq Computer Corporation, a leading global provider of information technology products, services and solutions for enterprise customers. From November 1996 to July 2000 he was with Young & Rubicam, Inc., a diversivied global marketing and communications organization, in several general management roles most recently as Chairman and Managing Director, Burston-Marsteller Technology Practice, a division of Young & Rubicam. Mr. Fasig holds an M.A. degree in Government/National Securities Studies from Georgetown University and a B.A. degree in Political Science from Wheaton College.

   James M. Ulam has served as Senior Vice President, General Counsel since October 2001 and Vice President, General Counsel since joining VeriSign upon its acquisition of Network Solutions, Inc. in June 2000 and as Secretary of VeriSign since November 2000. From October 1996 to June 2000, he served in a variety of positions for Network Solutions, including Corporate Counsel and Assistant General Counsel. Prior to joining Network Solutions, he was a Contracts Attorney for SAIC, the largest employee owned research and engineering company in the United States, from April 1995 until October 1996. Prior to that he was in the private practice of law at Wells, Moore, Stubblefield and Neeld from March 1994 to March 1995 and at Ott & Purdy from March 1992 until March 1994. Mr. Ulam holds a B.S. degree in Business Administration from the University of Maryland and a J.D. degree from the Mississippi College School of Law.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   VeriSign's common stock is traded on the Nasdaq National Market under the symbol "VRSN." The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the Nasdaq National Market.

                                                                Price Range
                                                              ---------------
                                                               High     Low
                                                              ------- -------
  Year ended December 31, 2002:
     First Quarter (through February 28, 2002)............... $ 38.06 $ 22.71
  Year ended December 31, 2001:
     First Quarter........................................... $ 91.94 $ 32.00
     Second Quarter..........................................   67.66   28.00
     Third Quarter...........................................   60.50   34.16
     Fourth Quarter..........................................   53.34   36.73
  Year ended December 31, 2000:
     First Quarter........................................... $253.00 $149.50
     Second Quarter..........................................  196.19   97.80
     Third Quarter...........................................  208.38  140.31
     Fourth Quarter..........................................  195.38   68.13

   On February 28, 2002, there were 993 holders of record of our common stock although we believe there are in excess of 160,000 beneficial owners. On February 28, 2002, the reported last sale price of our common stock was $23.73 per share.

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

   The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. We made several acquisitions in 2001 and 2000, each of which was accounted for as a purchase. Accordingly, the results of the acquired companies' operations are included in our consolidated financial statements from their respective dates of acquisition.

                                                        Year Ended December 31,
                                        -------------------------------------------------------
                                            2001         2000        1999      1998      1997
                                        ------------  -----------  --------  --------  --------
                                                 (In thousands, except per share data)
Consolidated Statement of Operations
  Data:
Revenues............................... $    983,564  $   474,766  $ 84,776  $ 38,930  $ 13,356
Total costs and expenses...............   14,394,390    3,675,075    88,086    62,075    34,657
Operating loss.........................  (13,410,826)  (3,200,309)   (3,310)  (23,145)  (21,301)
Minority interest in net (income) loss
  of subsidiary........................         (579)      (1,334)      836     1,282     1,538
Net income (loss)......................  (13,355,952)  (3,115,474)    3,955   (19,743)  (18,589)
Basic net income (loss) per share......       (65.64)      (19.57)      .04      (.24)     (.65)
Diluted net income (loss) per share....       (65.64)      (19.57)      .03      (.24)     (.65)

                                                              December 31,
                                        -------------------------------------------------------
                                            2001         2000        1999      1998      1997
                                        ------------  -----------  --------  --------  --------
                                                             (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
  investments.......................... $    726,697  $ 1,026,275  $156,480  $ 41,745  $ 12,893
Working capital........................      256,714      520,953   140,163    31,085     6,160
Long-term investments..................      201,781      209,145   144,751       436        --
Total assets...........................    7,537,508   19,195,222   341,166    64,295    26,904
Long-term debt*........................          800           --        --        --        --
Stockholders' equity...................    6,506,074   18,470,608   298,359    40,728    13,541

--------
* Included in other long-term liabilities in the accompanying consolidated balance sheets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING STATEMENTS

   Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Business--Risk Factors." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2002. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

   VeriSign is a leading provider of digital trust services that enable Web site owners, enterprises, communications service providers, electronic commerce service providers and individuals to engage in secure digital commerce and communications. Our digital trust services include three core offerings: managed security and network services, registry and telecommunications services, and Web presence and trust services.

   Our core Web Trust service offerings were established as the cornerstone of the business in 1995 with the introduction of Web site digital certificates. Through our secure online infrastructure we sell our Web site digital certificates to online businesses, large enterprises, government agencies and other organizations. We also sell enterprise PKI services that allow organizations to leverage our trusted data processing infrastructure to develop and deploy customized digital certificate services for use by employees, customers and business partners.

   We market our digital trust services worldwide through multiple distribution channels, including Internet Web sites, our direct sales force, telesales operations, value added resellers, service providers and member organizations in our global affiliate network. A portion of our digital trust services revenues to date have been generated through sales from our Web site, but we intend to continue increasing our direct sales force, both in the United States and abroad, and to continue to expand our other distribution channels. We have established strategic relationships to enable widespread utilization of our digital trust services and to assure interoperability with a wide variety of applications and network equipment.

   We are organized into two customer-focused lines of business: the Enterprise and Service Provider Division and the Mass Markets Division. The Enterprise and Service Provider Division delivers products and services to organizations that want to establish and deliver Internet-based and telecommunications-based services to customers in the business-to-consumer and business-to-business environments. The Mass Markets Division delivers products and services to small and medium size enterprises, as well as to consumers who wish to establish an online presence.

   Acquisitions

   In February 2002, we completed our acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. We paid approximately $350 million in cash for all of the outstanding stock of H.O. Systems. The total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. H.O. System's results of operations will be included in the consolidated financial statements from its date of acquisition.

   In December 2001, we completed our acquisition of Illuminet Holdings, Inc., a provider of intelligent network and signaling services to telecommunications carriers. We issued approximately 30.6 million shares of our common stock for all of the outstanding shares of Illuminet and we also assumed all of Illuminet's outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $1.4 billion has been preliminarily allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Illuminet's results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of our acquisition of Illuminet, we recorded goodwill of approximately $1.0 billion and other intangible assets of approximately $281 million. The other intangible assets will be amortized over a four year period. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill related to this acquisition will not be amortized but will be tested for impairment at least annually.

   In addition, during 2001, we completed acquisitions of eleven privately held companies or acquired certain assets of privately held companies, which were not significant, either individually or in the aggregate. We issued approximately 939,000 shares of our common stock and paid approximately
$151 million in cash in exchange for all of the outstanding shares of these companies. We also assumed certain of the companies' outstanding stock options. Each of these transactions has been accounted for as a purchase and, accordingly, the results of the acquired companies' operations are included in our consolidated financial statements from their respective dates of acquisition. As a result of these acquisitions, we recorded goodwill of approximately $252 million and unearned compensation of approximately $19 million. The unearned compensation will be amortized over the remaining vesting period for stock options assumed. In accordance with the provisions SFAS No. 142, goodwill related to acquisitions that were completed after June 30, 2001 will not be amortized but will be tested for impairment at least annually. Goodwill related to acquisitions that were completed prior to July 1, 2001 will be amortized based on a three-year life until December 31, 2001 at which time amortization will cease and the remaining goodwill balance will be subject to testing for impairment at least annually.

   During 2000, we completed our acquisitions of THAWTE Consulting (Pty) Ltd and Signio, Inc. in February and our acquisition of Network Solutions, Inc. in June. In addition, we completed acquisitions of several other privately held companies, which were not significant, either individually or in the aggregate. Each of these transactions has been accounted for as a purchase and, accordingly, the results of the acquired companies' operations are included in our consolidated financial statements from their respective dates of acquisition.

   Critical accounting policies

   The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, doubtful accounts, investments and long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements.

   Revenue recognition

   We derive revenues from three primary categories: Web presence and trust services, which include domain name registration services, Web trust services and payment services; managed security and network services, which include enterprise and affiliate PKI services and enterprise consulting services; and registry and telecommunications services, which include registry services, connectivity, intelligent networks, wireless and clearinghouse services. The revenue recognition policy for each of these areas is as follows:

   Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the sale or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years.

   Domain name registration renewal fees are estimated and recorded based on recent renewal and collection rates. Customers are notified of the expiration of their registration in advance, and we record the receivables for estimated renewal fees in the month preceding the anniversary date of their registration when we have a right to bill under the terms of domain name registration agreements. The variance between the actual collections and the rate used to estimate the renewal fees is reflected in the setting of prospective renewal rates. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

   Revenues from the licensing of digital certificate technology and business process technology are derived from arrangements involving multiple elements including post-contract customer support, training and other services. These licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up front once all criteria for revenue recognition have been met.

   Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of OnSite managed services are deferred and recognized ratably over the term of the license, generally 12 to 36 months. Maintenance is bundled with OnSite licenses over the license term.

   We recognize revenues from issuances of digital certificates and business process licensing to VeriSign Affiliates in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and generally recognize revenues when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred,

(3) the fee is fixed or determinable and (4) collectibility is probable. We define each of these four criteria as follows:

   Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a standard license arrangement with us.

   Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Electronic delivery is deemed to have occurred upon download by the customer from an FTP server. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

   The fee is fixed or determinable. It is our policy to not provide customers the right to a refund of any portion of its license fees paid. We may agree to extended payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

   Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customers' financial position and ultimately their ability to pay. If we determine from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenues are recognized as cash is collected.

   We allocate revenues on software arrangements involving multiple elements to each element based on the relative fair values of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence, or VSOE. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenues to maintenance and support service, professional services and training components of our perpetual license arrangements. We sell our professional services and training separately, and have established VSOE on this basis. VSOE for maintenance and support is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We recognize revenues from licenses in which maintenance is bundled with the software license, such as for digital certificates, digital certificate provisioning and OnSite managed services ratably over the license term of one to three years.

   Our consulting services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these consulting services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other consulting service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis. We generally recognize revenues from consulting services as the services are performed.

   Revenues from consulting and training services are recognized using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements. Revenues from third-party product sales are recognized when title to the products sold passes to the customer. Our shipping terms generally dictate that the passage of title occurs upon shipment of the products to the customer.

   Revenues from payment services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," revenues from the set-up fee are deferred and recognized ratably over the period that the fees are earned. Revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

   Revenues from telecommunications services are comprised of network connectivity revenues and intelligent network services revenues. Network connectivity revenues are derived from establishing and maintaining connection to our SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. The initial connection fee and related costs are deferred and recognized over the term of the arrangement. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Prepaid wireless account management services and unregistered wireless roaming services are based on the revenue we retain and recognized in the period in which we process such calls on a per-minute or per-call basis.

   Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse revenues are earned based on the number of messages processed.

   On occasion, we have purchased goods or services for our operations from organizations such as IBM, Oracle, Phoenix Technologies and Infospace at or about the same time that we licensed our software to these organizations. These transactions are recorded at terms we consider to be fair value. For these reciprocal arrangements, we consider Accounting Principles Board ("ABP") Opinion No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") Issue No. 01-02, "Interpretation of APB Opinion No. 29," to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB Opinion No. 29 and EITF Issue No. 01-02. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing the fair values are determinable within reasonable limits. In determining the fair values, we consider the recent history of cash sales of the same products or services in similar sized transactions. Revenues from such transactions may be recognized over a period of time as the products or services are received. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

   In 2001, we recognized revenues under reciprocal arrangements of approximately $37.5 million, of which $27.0 million involved nonmonetary transactions, as defined above. We did not recognize any revenues under reciprocal arrangements as defined above in 2000 and 1999.

   Allowance for doubtful accounts

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category. We also monitor our accounts receivable for any build up of concentration to any one customer, industry or geographic region. To date our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

   Investments

   We invest in debt and equity securities of technology companies for business and strategic purposes. Some of these companies are publicly traded and have highly volatile share prices. However, in most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets.

   We review our marketable equity holdings in publicly-traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. We consider the investee company's cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management ownership, among other factors, in our review. If we determine that an other-than-temporary decline exists in a marketable equity security, we write down the investment to its market value and record the related write-down as an investment loss in our consolidated statements of operations. For non-public companies, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If we determine that an other-than-temporary decline exists in a non-public equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our consolidated statements of operations. Generally, if cash balances are insufficient to sustain the company's operations for a six-month period, we consider the decline in fair value to be other than temporary. During 2001, we determined that the decline in value of certain of our public and non-public equity investments was other than temporary and recorded a write-down of these investments totaling $89.1 million.

   Long-lived assets

   Our long-lived assets consist primarily of goodwill and other intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business.

   Recoverability of long-lived assets is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our services, sustainability of gross margins, our ability to integrate acquired companies and achieve economies of scale, and valuation multiples required by investors or buyers. Changes in these estimates could require us to further write down the carrying amount of our long-lived assets. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value.

   Effective January 1, 2002, we will assess impairment of goodwill in accordance with the provisions of SFAS No. 142. The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each of our reporting units will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

Results of Operations

   We have experienced substantial net losses in the past substantially due to the charges we incurred for the amortization and write down of acquired goodwill and other intangible assets related to our acquisitions. As of December 31, 2001, we had an accumulated deficit of approximately $16.5 billion, primarily due to the amortization and write-down of goodwill and other intangible assets of approximately $16.8 billion related to our acquisitions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized to earnings commencing January 1, 2002. Instead goodwill will be reviewed for impairment as of January 1, 2002 and annually thereafter, or more often if circumstances indicate that an impairment may have occurred. Amortization of other intangible assets is expected to be approximately $84 million per quarter in 2002, including the impact of all acquisitions through December 31, 2001, excluding the impact of H.O. Systems and assuming no other acquisitions or impairment charges.

   We accounted for all of our acquisitions in 2000 and 2001 as purchase business combinations. Accordingly, the acquired companies' revenues, costs and expenses have been included in our results of operations beginning with their dates of acquisition. As a result of our acquisitions of THAWTE and Signio in February 2000, Network Solutions in June 2000 and Illuminet in December 2001, comparisons of revenues, costs and expenses for the year ended December 31, 2001 to the years ended December 31, 2000 and 1999 may not be relevant, as the businesses of the combined company were not equivalent.

   Revenues

   A comparison of revenues for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                                2001   Change   2000   Change  1999
                                              -------- ------ -------- ------ -------
                                                      (Dollars in thousands)
Web presence and trust services.............. $555,061   96%  $282,634              *
                                              --------        --------
  Subtotal--Mass Market Division.............  555,061         282,634
                                              --------        --------
Managed security and network services........  298,000  101%   147,984              *
Registry and telecommunications services.....  130,503  196%    44,148              *
                                              --------        --------
  Subtotal--Enterprise and Service Provider
   Division..................................  428,503         192,132
                                              --------        --------
Total revenues............................... $983,564  107%  $474,766  460%  $84,776
                                              ========        ========        =======

--------
* In 1999, we derived all of our revenues from our Enterprise Services under one reportable segment.

   Revenues increased significantly in 2001 from 2000 for both our Enterprise and Service Provider Division and our Mass Markets Division. The increases were primarily due to the acquisition of Network Solutions in June 2000. Sales of authentication services, particularly Web site digital certificates and enterprise and affiliate PKI services, also increased. In addition, we expanded the VeriSign Trust Network of worldwide affiliates and saw increased demand for our training and consulting services.

   The increase in revenues in 2000 from 1999 is primarily due to the acquisitions of THAWTE, Signio and Network Solutions. In addition, we increased sales of our authentication services, particularly our Web site digital certificates and enterprise and affiliate PKI services, expanded our international affiliate network and delivered more training and consulting services.

   In 2001, we derived 3.8% of our total revenues from reciprocal arrangements. We derived no revenues from customers from reciprocal arrangements in 2000 and 1999. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services. We enter into these arrangements for strategic business purposes and the goods and services we receive in exchange are those we would have purchased in non-reciprocal arrangements. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

   We derived 6.5% in 2001, 2.8% in 2000 and 1.1% in 1999 of our total revenues from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates as well as various technology companies in a variety of related market areas. Typically in these relationships, under separate agreements, we sell our products and services to a company and, under a separate agreement, participate with other investors in a private equity round financing of the company. We typically make our investments with others where our investment is less than 50% of the total financing round. Our policy is not to recognize revenue in excess of other investors' financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

   Enterprise and Service Provider Division

   Enterprise and Service Provider Division revenues from external customers were $428.5 million in 2001, $192.1 million in 2000 and $84.8 million in 1999.

   In 2001, revenues from the managed security and network services product line increased approximately $150 million, to $298 million in 2001 from $148 million in 2000. The revenue increase was primarily due to increases in OnSite services sold, software licenses sold to the 13 new affiliate service providers, an increase in royalties earned from existing affiliates, and an overall increase in the volume of consulting services that included the resale of third party products. Third party software and hardware sales are generally made at lower margins than our other enterprise and mass market sales.

   In 2001, revenues from registry and telecommunications services increased approximately $86 million, to $131 million in 2001 from $44 million in 2000. This increase was primarily driven by the inclusion of a full year of Registry services revenue compared to approximately seven months in 2000, as a result of the acquisition of Network Solutions in June 2000. Revenues related to outsourced managed registry services also increased. The VeriSign Global Registry Services group managed approximately 28.8 million domain names at December 31, 2001 in the active zone file for all domain names ending in .com, ..net and .org. The Global Registry Services group also processed the renewal, extension or transfer of 8.9 million domain names during 2001, bringing the total number of paid domain name transactions during 2001 to 22.0 million.

   Mass Market Division

   Mass Market Division revenues from external customers were $555.1 million in 2001, $282.6 million in 2000 and zero in 1999.

   In 2001, the increase in revenues in the Mass Market Division was primarily due to the inclusion of a full year of revenues from Web Presence Services compared to approximately seven months in 2000 as a result of the acquisition of Network Solutions in June 2000.

   During 2001, we added approximately 4.1 million new domain names and renewed or extended an additional 4.9 million domain names bringing the total active domain names under management by the Registrar to approximately 13.6 million at December 31, 2001, which does not include approximately 1.7 million domain names past their anniversary dates that have been deactivated from the zone files but not yet deleted from the Web presence services WHOIS database. In 2000, the demand for new domain name registrations in our Web presence business increased substantially as a result of our promotional programs and from registrations by entities who registered domain names with the hopes of reselling them. Many of those promotional and speculator domain names have not been renewed and have already been deactivated from the active zone file maintained by the VeriSign Global Registry. In addition, due to the competitive market in domain names, we have experienced moderate price declines in sales prices for domain names. We expect that this situation will continue.

   Our Mass Markets Division and our Enterprise and Service Provider Division issued approximately 366,000 new and renewed Web site digital certificates in 2001 compared to 274,000 in 2000 and 112,000 in 1999. The total installed base was over 366,000 certificates at December 31, 2001. In particular, the Mass Markets Division Web site certificate base increased by 50,000 installed certificates in 2001 to a total of 260,000 certificates at December 31, 2001. The increase in sales of Web site digital certificates in 2001 contributed approximately $25 million to the increase in revenues. In addition, due to increased competition in the Web trust services market, we have experienced moderate pricing pressure for our services. We expect that this pricing pressure will continue.

   International revenues

   Revenues from international subsidiaries and VeriSign Affiliates accounted for 13% of total revenues in 2001, 14% in 2000 and 27% in 1999. The percentage decrease in revenues from international subsidiaries and VeriSign Affiliates in 2001 compared to 2000 and 1999 was primarily related to the acquisition in June 2000 of Network Solutions, whose revenues are primarily attributable to U.S. sources. This was partially offset by additional revenues from international subsidiaries and VeriSign Affiliates in 2001 related to an increase in the number of VeriSign Affiliates in the VeriSign Trust Network combined with other activities to expand our presence in foreign markets.

   In 1998, we began our international affiliate program under which we signed agreements with local telecommunications companies, financial institutions and others to promote, sell and distribute our PKI services in international markets around the world. These VeriSign Affiliates typically require significant capital development, the cost of which is borne by the affiliate. Our strategy from time to time also includes investing in certain affiliates in strategic markets that represent advantageous economic opportunities for a minority interest of less than 20%. As a result, we have invested in several international affiliates in 2001 and prior years. Revenues from VeriSign Affiliates in which we have invested accounted for 4.5% of total revenues in 2001, 1.5% in 2000 and 1.1% in 1999.

   Costs and Expenses

   Cost of revenues

   Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, payment services, domain name registration services, customer support and training, consulting and development services and costs of facilities and computer equipment used in these activities. In addition, with respect to our digital certificate services, cost of revenues also includes fees paid to third parties to verify certificate applicants' identities, insurance premiums for our service warranty plan, errors and omission insurance and the cost of software and hardware resold to customers.

   A comparison of cost of revenues for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                                    2001    Change   2000    Change  1999
                                                  --------  ------ --------  ------ -------
                                                            (Dollars in thousands)
Cost of revenues................................. $343,721   111%  $163,049   411%  $31,898
Percentage of revenues...........................       35%              34%             38%

   Growth of revenues was the primary factor in the increase of cost of revenues in 2001 from 2000 and in 2000 from 1999. We hired more employees to support the growth of demand for our products and services and to support the growth of our consulting and training services. We incurred increased expenses for access to third-party databases to verify digital certificate applicants' identities, increased customer service costs related to our larger customer base and increased expenses related to the cost of hardware and software products resold to customers as part of our consulting business. We anticipate that cost of revenues will continue to increase in absolute dollars as a result of continued growth in all of our lines of business. Our acquisitions of THAWTE, Signio and Network Solutions have resulted in an increase in our cost of revenues since their acquisitions in 2000. Our recent acquisitions of Illuminet in December 2001 and H.O. Systems in February 2002 will further increase the dollar amount of our cost of revenues. Future acquisitions, further expansion into international markets and introduction of new products will result in additional increases in cost of revenues, due to the hiring of additional personnel and related expenses and other factors.

   Cost of revenues as a percentage of revenues increased slightly in 2001 from 2000, primarily due to the cost structure of the Network Solutions product mix and the increase in the volume of third party hardware and software sales, which was partially offset by economies of scale associated with the growth in recurring revenues from existing customers. The decrease in 2000 from 1999 was primarily a result of the continued realization of economies of scale from our technology infrastructure and the efficiency gains in the certificate enrollment and issuance process.

   Certain of our services, such as consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. In addition, revenues derived from our authentication services, domain name registration services, registry services, payment services and our telecommunications services as a result of our recent acquisition of Illuminet each have different cost structures. As a result, we anticipate that cost of revenues as a percentage of revenues will increase in the near term.

   Sales and marketing

   Sales and marketing expenses consist primarily of costs related to sales and marketing, and policy activities. These expenses include salaries, sales commissions and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet, television, radio and print advertising.

   A comparison of sales and marketing expenses for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                          2001    Change   2000    Change  1999
                                        --------  ------ --------  ------ -------
                                                  (Dollars in thousands)
Sales and marketing.................... $259,585    55%  $167,148   390%  $34,145
Percentage of revenues.................       26%              35%             40%

   The Network Solutions acquisition was the primary reason for the increase in sales and marketing expenses in 2001 from 2000 as well as in 2000 as compared to 1999. The Mass Markets Division incurs expenses promoting the value of the ..com, .net and .org. Web addresses as well as value-added services including Web site design tools and other enhanced service offerings. The remainder of the increase in both periods was driven by lead and demand generation activities in our enterprise and affiliate PKI businesses, expansion of our sales force and an increase in international sales expenses. The increase in 2000 from 1999 also reflects the effect of sales and marketing expenses from THAWTE and Signio.

   While the absolute dollar spending increased for sales and marketing expenses, we continue to realize a decline in sales and marketing expenses as a percentage of revenues over the three-year period. This is primarily due to the increase in recurring revenues from existing customers, which tend to have lower retention costs and the increase in the productivity of our direct and inside sales forces. However, we cannot forecast that these sales and marketing expenses will continue to decline as a percentage of revenues.

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

   A comparison of research and development expenses for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                 2001    Change  2000    Change  1999
                                -------  ------ -------  ------ -------
                                         (Dollars in thousands)
       Research and development $78,134    89%  $41,256   210%  $13,303
       Percentage of revenues..       8%              9%             16%

   Research and development expenses increased in absolute dollars in 2001 from 2000 and in 2000 from 1999 primarily due to the acquisition of Network Solutions in June 2000. The increases in both periods relate to the development and enhancement of new registry products related to multilingual domain names and managed domain name system services. In addition, we continued to invest in the design, testing and deployment of, and technical support for our expanded digital trust service offerings and technology. We also expanded our engineering staff and incurred related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services. Some of the new products and services developed during 2001 include our Entitlement Management Services, Authentication Service Bureau and Digital Trust Services platform.

   The decrease in research and development expenses as a percentage of revenues in 2001 from 2000 and in 2000 from 1999 is largely due to the fact that revenues increased faster than research and development expenses in these periods. We expect research and development expenses as a percentage of revenues to decline in future periods.

   We believe that timely development of new and enhanced enterprise services, payment services, Web presence services and other technologies are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses will continue to increase in absolute dollars. To date, we have expensed all research and development expenditures as incurred.

   General and administrative

   General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities and computer and communications equipment, management information systems, support services, professional services fees and bad debt expense.

   A comparison of general and administrative expenses for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                   2001    Change  2000    Change  1999
                                 --------  ------ -------  ------ ------
                                          (Dollars in thousands)
      General and administrative $143,297   136%  $60,672   594%  $8,740
      Percentage of revenues....       15%             13%            10%

   The increase in general and administrative expenses in 2001 from 2000 and in 2000 over 1999 was primarily related to the acquisition of Network Solutions in June 2000. Expenses also increased in 2001 from 2000, as well as in 2000 from 1999, due to additional staffing levels required to manage and support our expanded operations, the implementation of additional management information systems and the expansion of our corporate headquarters. In addition, our bad debt expense increased to $26.9 million in 2001 from $5.8 million in 2000 and $.9 million in 1999, primarily as a result of increased revenues and deterioration in the overall economy in 2001.

   The increase in general and administrative expenses as a percentage of revenues in 2001 from 2000 and in 2000 from 1999 is primarily due to incremental expenses related to integrating our acquisitions and different cost structures of those acquisitions.

   We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

   Write-off of acquired in-process research and development

   The portion of the Network Solutions purchase price allocated to in-process research and development, or IPR&D, was $54 million and was expensed during the quarter ended June 30, 2000. Network Solutions' IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system, or SRS. The SRS is the system that provides a shared registration interface to the ICANN accredited and licensed registrars into the ..com, .net, and .org top level domain, or TLD, name registry. It is through this system that registrars from all over the world are able to register domain names with the central database. Given the high demand on the SRS, it was in need of improvements and upgrades in the area of scalability, security, non-English language capability and next generation resource provisioning protocol.

   As of the acquisition date, Network Solutions was in the process of developing technology that would add substantial functionality and features to the SRS. The IPR&D had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the in-process development efforts is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications including functions, features, and technical performance requirements. The development efforts related to upgrades and improvements in the SRS and other systems were completed in the first quarter of 2001.

   The fair value assigned to IPR&D was estimated by discounting, to present value, the cash flows attributable to the technology once it reached technological feasibility. A discount rate of 22% was used to estimate the present value of cash flows. The value assigned to IPR&D was the amount attributable to the efforts of Network Solutions up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased research and development project at the time of acquisition.

   Amortization and write-down of goodwill and other intangible assets

   During 2000, we completed several acquisitions including THAWTE, Signio and Network Solutions. These acquisitions resulted in the recording of goodwill and other intangible assets in the amount of $21.3 billion. Our policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. Though the acquisitions have been predominantly performing at or above expectations, market conditions and attendant multiples used to estimate terminal values have continued to remain depressed. At June 30, 2000, the NASDAQ market index was at 3,966 points and had decreased 1,805 points, or 46%, to 2,161 points at June 30, 2001. This decline affected the analysis used to assess the recoverability of goodwill. For goodwill associated with THAWTE and Network Solutions, fair value was determined based on future operating cash flows over the remaining amortization period of the goodwill. The terminal values were estimated based on the relationship of the value of the VeriSign stock issued at the acquisition date to the value of VeriSign's stock over the three-month period preceding the valuation. For Signio and the other acquisitions, fair value was determined through the use of recent indicators of fair value such as comparable sales and multiples derived from recent acquisition activities. As a result, management recorded an impairment charge in the quarter ended June 30, 2001, in the amount of $9.9 billion. Since the most significant acquisitions were completed by issuing shares of our common stock, the impairment should be considered a non-cash charge.

   The amortization and write-down of goodwill and other intangible assets was approximately $13.6 billion in 2001 compared to $3.2 billion in 2000. In addition to the $9.9 billion write-down discussed above, the increase was primarily related to our purchase acquisitions during 2000, which accounted for approximately $21.3 billion of additional goodwill and other intangible assets. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized to earnings commencing January 1, 2002. Instead goodwill will be reviewed for impairment annually, or more often if circumstances indicate that an impairment may have occurred. Amortization of other intangible assets is expected to be approximately $84 million per quarter thereafter, including the impact of all acquisitions through December 31, 2001, but excluding the impact of H.O. Systems and assuming no other acquisitions or impairment charges.

   Other income (expense), net

   Other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains and losses on the sale or write-down of equity investments, and the net effect of foreign currency transaction gains and losses.

   A comparison of other income for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                          2001     Change   2000    Change  1999
                                        --------   ------  -------  ------ ------
                                                  (Dollars in thousands)
                                        -----------------------------------------
Other income (expense)................. $(22,469)   (126)% $86,169   1240% $6,429
Percentage of revenues.................       (2)%              18%             8%

   Other (expense), net, in 2001 was primarily comprised of the write-down of investments totaling $89.1 million on certain public and non-public equity security investments, partially offset by $66.7 million of interest and other income. Other income, net, in 2000 consisted primarily of a realized gain of $32.6 million from the sale of shares of Keynote Systems, Inc., and interest and other income of $53.6 million. In 2001, we determined that the decline in value of certain of our public and non-public equity securities investments was other than temporary and we recorded a write-down of these investments totaling $89.1 million. We had previously valued certain of these investments at the then-fair-market value as part of the Network Solutions acquisition. We may from time to time recognize losses or gains from the sales, write-downs or write-offs of our equity investments. Our cash and investments base increased significantly through the acquisition of Network Solutions in June 2000; however, our invested balances produced lower returns due to lower market interest rates in 2001 as compared to 2000.

   The increase in 2000 from 1999 is primarily due to increased earnings on funds invested. Investments increased in part due to our net proceeds of $121.4 million generated from the follow-on public offering of our common stock in January 1999 and the investment of cash generated from operations. Our investment base was also significantly increased through the acquisition of Network Solutions, which added over $925 million of cash and investments. In 2000, we also realized a $32.6 million gain from the sale of shares of Keynote Systems, Inc.

   Income tax benefit

   In 2001, we recorded a $77.9 million tax benefit. The benefit is due to the realization of current net operating losses and certain current deferred tax assets. We have not provided a benefit for the long-term deferred tax assets due to the uncertainty of their being realized. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $492.4 million related to stock compensation deductions. We also had state net operating loss carryforwards of approximately $313.8 million related to stock compensation deductions. We had no net operating loss carryforwards for federal or state income tax purposes from operations. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2021 and the state net operating loss carryforwards will expire in 2004 through 2021. In addition, we had available for carryover research and experimentation tax credits for federal income tax purposes of approximately $8.9 million and for state income tax purposes of approximately $5.2 million. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2021. State research and experimental tax credits carry forward indefinitely until utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership change. We do not anticipate that any material limitation exists on our ability to use our carryforwards and credits.

   Our accounting for deferred taxes under SFAS No. 109, "Accounting for Income Taxes," involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our expected current year taxable income (exclusive of stock compensation deductions), our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the noncurrent deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid in capital and will not result in future income statement benefit. See Note 10 of Notes to Consolidated Financial Statements.

   Minority Interest in Net (Income) Loss of Subsidiary

   Minority interest in the net (income) loss of VeriSign Japan K.K. was $(.6) million in 2001, $(1.3) million in 2000 and $.8 million in 1999. The year-to-year changes are primarily due to VeriSign Japan's increased revenues as compared to the prior years. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net (income) loss of subsidiary will fluctuate.

We Disclose Pro Forma Financial Information

   We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include the amortization and write-down of goodwill and intangible assets related to acquisitions, stock-based compensation charges related to acquisitions, write-down of investments and benefit for income taxes. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

Liquidity and Capital Resources

                                                2001       2000     Change
                                             ---------- ----------- ------
                                                (Dollars in thousands)
     Cash, cash equivalents and short-term
       investments.......................... $  726,697 $ 1,026,275  (29)%
     Working capital........................ $  256,714 $   520,953  (51)%
     Stockholders' equity................... $6,506,074 $18,470,608  (65)%

   At December 31, 2001, our principal source of liquidity was $726.7 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In addition, we hold $201.8 million of long-term investments, consisting primarily of debt and equity securities of non-public companies, which have no ready market.

   Net cash provided by operating activities was $227.5 million in 2001, $192.0 million in 2000 and $14.7 million in 1999. The increase was primarily due to an overall increase in net income after adjustments for non-cash items such as amortization and the write-down of goodwill and other intangible assets, depreciation of property and equipment and the write-down of certain investments, as well as higher levels of deferred revenue. The increase in cash provided by operating activities was partially offset by increases in deferred income taxes and accounts receivable.

   Net cash used in investing activities was $389.1 million in 2001, primarily as a result of $1.3 billion used for purchases of investments, which were offset by proceeds of $1.4 billion from sales and maturities of investments, $380.3 million used for purchases of property and equipment, including approximately $285 million used for the purchase of the land and buildings for our corporate headquarters in California, and $52.6 million paid, net of cash acquired, for business combinations. Net cash provided by investing activities was $124.0 million in 2000, primarily as a result of the cash acquired in our acquisitions, partially offset by increased purchases of short and long-term investments, and costs relating to our acquisitions. In 1999, net cash used in investing activities of $103.2 million was primarily related to net purchases of investments. Capital expenditures for property and equipment totaled $380.3 million in 2001, $58.8 million in 2000 and $6.0 million in 1999. Our planned capital expenditures for 2002 are approximately $140 million to $150 million, primarily for computer and communications equipment and leasehold improvements. As of December 31, 2001, we also had commitments under noncancelable operating leases for our facilities for various terms through 2011. See Note 11 of Notes to Consolidated Financial Statements.

   Net cash provided by financing activities was $10.8 million in 2001, $73.5 million in 2000 and $136.2 million in 1999. In 2001 and 2000, cash was provided primarily from common stock issuances as a result of stock option exercises. In 2001, these proceeds were partially offset by the use of approximately $70 million to repurchase shares of our common stock. In 1999, we received net cash proceeds of $121.4 million from the public offering of our stock.

   In April 2001, the Board authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During 2001, we repurchased approximately 1,650,000 shares at a cost of approximately $70 million. At December 31, 2001, approximately
$280 million remained available for future purchases under this program.

   We believe our existing cash, cash equivalents and short-term investments and operating cash flows, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. An increase in the number of significant acquisitions or investments to be funded with cash may require us to raise additional funds through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms attractive to us, or at all. Failure to raise capital when needed could materially harm our business. If we raise additional funds through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

   Our Illuminet subsidiary entered into an agreement with Bank of America effective June 1, 2000 to provide a line of credit and a capital expenditure loan facility. The line of credit is a $10.0 million unsecured loan that expires June 1, 2002, with a one-year extension available. The capital expenditure loan facility is a $15 million unsecured loan with a five-year term. No amounts were outstanding under the line of credit and $800,000 was outstanding under the capital expenditure facility at December 31, 2001. Amounts drawn under these agreements must be made by Illuminet. We currently have no plans to make any borrowings under this agreement.

   In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission to offer an indeterminate number of shares of common stock that may be issued at various times and at indeterminate prices, with a total public offering price not to exceed $750 million. To date, no shares have been issued under this registration statement.

   In December 2001, we signed a master contract with IBM under which we committed to purchase $30 million of IBM technology over the next three years.

   In February 2002, we completed our acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. We used approximately $350 million in cash for this acquisition.

Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

   SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. We adopted the provisions of SFAS No. 141 commencing July 1, 2001. We have accounted for all of our business combinations in 2001 and 2000 as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on our financial position or results of operations.

   SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. We are required to adopt SFAS No. 142 as of January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of goodwill continued through December 31, 2001, but ceased commencing January 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, we are required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The adoption of SFAS No. 142 will reduce the amount of amortization of goodwill and intangible assets from approximately $460 million per quarter to approximately $84 million per quarter, including the effect of all acquisitions through December 31, 2001, but excluding the impact of H.O. Systems and assuming no other acquisitions or impairment charges. In addition, approximately $10.9 million of intangible assets previously allocated to workforce in place will be subsumed into goodwill as of January 1, 2002. We are currently evaluating the effect, if any, of the required impairment testing on our recorded goodwill, which had a net book value of $4.9 billion at December 31, 2001.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in October issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the obligation is incurred. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it related to the disposal of a segment of a business.
SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 effective January 1, 2002 and SFAS No. 143 will be adopted effective January 1, 2003. The effect of adopting these Statements is not expected to have a material effect on ours consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2001, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of December 31, 2001, 43% of our short-term investments mature in less than one year.

   We do not hold any derivative financial instruments.

   The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                                Maturing in
                                        ---------------------------
                                                   Six
                                           Six    Months
                                        Months or to One   More than          Estimated
                                          Less     Year    One Year   Total   Fair Value
                                        --------- -------  --------- -------- ----------
                                                     (Dollars in thousands)
Included in cash and cash equivalents.. $ 97,830  $    --  $     --  $ 97,830  $ 97,840
Weighted-average interest rate.........     2.65%      --        --
Included in short-term investments..... $132,090  $38,887  $222,563  $393,540  $396,840
Weighted-average interest rate.........     3.21%    3.55%     4.99%

Exchange rate sensitivity

   We consider our exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from operations other than VeriSign Japan K.K., THAWTE (South Africa), Registrars.com (Canada), euro909 (Europe) and Domainnames.com (U.K.) are denominated in United States dollars and, therefore, are not subject to exchange rate fluctuations.

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

Equity price risk

   We own shares of common stock of several public companies. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated other comprehensive income" component of stockholders' equity. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. In 2001, we determined the decline in value of certain public and non-public equity investments was other than temporary and we recognized a $89.1 million impairment loss. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. We do not currently hedge against equity price changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

   VeriSign's financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 14 (a)1 for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS."

Supplemental Data (Unaudited)

   The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2001.

                                                                  2001
                                   -----------------------------------------------------------------
                                                                                        Year Ended
                                    March 31      June 30     September 30 December 31  December 31
                                   -----------  ------------  ------------ -----------  ------------
                                                 (In thousands, except per share data)
Revenues.......................... $   213,413  $    231,197  $   255,155  $   283,799  $    983,564
Total costs and expenses..........   1,564,613    11,470,182      667,944      691,651    14,394,390
Operating loss....................  (1,351,200)  (11,238,985)    (412,789)    (407,852)  (13,410,826)
Minority interest in net (income)
  loss of subsidiary..............        (210)         (309)        (405)         345          (579)
Net loss..........................  (1,377,377)  (11,190,730)    (386,735)    (401,110)  (13,355,952)
Basic and diluted net loss per
  share...........................       (6.90)       (55.49)       (1.91)       (1.91)       (65.64)

                                                                  2000
                                   -----------------------------------------------------------------
                                                                                        Year Ended
                                    March 31      June 30     September 30 December 31  December 31
                                   -----------  ------------  ------------ -----------  ------------
                                                 (In thousands, except per share data)
Revenues.......................... $    34,071  $     70,254  $   173,086  $   197,355  $    474,766
Total costs and expenses..........      95,220       529,939    1,518,873    1,531,043     3,675,075
Operating loss....................     (61,149)     (459,685)  (1,345,787)  (1,333,688)   (3,200,309)
Minority interest in net (income)
  loss of subsidiary..............         147           (57)        (130)      (1,294)       (1,334)
Net loss..........................     (26,155)     (452,938)  (1,324,185)  (1,312,196)   (3,115,474)
Basic and diluted net loss per
  share...........................        (.24)        (3.37)       (6.78)       (6.64)       (19.57)

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

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to this item may be found in the section captioned "Directors and Executive Officers of the Registrant" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. This information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report

       1. Financial statements

         .  Management's Report

         .  Independent Auditors' Report

         .  Consolidated Balance Sheets
            As of December 31, 2001 and 2000

         .  Consolidated Statements of Operations
            Years Ended December 31, 2001, 2000 and 1999

         .  Consolidated Statements of Stockholders' Equity
            Years Ended December 31, 2001, 2000 and 1999

         . Consolidated Statements of Comprehensive Income (Loss) Years Ended December 31, 2001, 2000 and 1999

         .  Consolidated Statements of Cash Flows
            Years Ended December 31, 2001, 2000 and 1999

         .  Notes to Consolidated Financial Statements

       2. Financial statement schedules

         . Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

       3. Exhibits

            (a) Index to Exhibits

                                                              Incorporated by Reference
Exhibit                                                       -------------------------  Filed
Number                   Exhibit Description                  Form       Date    Number Herewith
------                   -------------------                  ----     --------  ------ --------
  2.01  Agreement and Plan of Reorganization dated as of
          December 17, 1999 by and among the Registrant,
          Signio, Inc. and BEHAD Acquisition Corp.            8-K       3/7/00     2.1

  2.02  Exchange Agreement dated as of December 19, 1999 by
          and between the Registrant and Mark Shuttleworth    8-K      2/16/00     2.1

  2.03  Agreement and Plan of Reorganization dated as of
          March 6, 2000 by and among the Registrant, Nickel
          Acquisition Corporation and Network Solutions, Inc. 8-K       3/8/00     2.1

  2.04  Agreement and Plan of Merger by and among the
          Registrant, Illinois Acquisition Coropration and
          Illuminet Holding, Inc.                             S-4     10/10/01    2.01

  3.01  Third Amended and Restated Certificate of
          Incorporation of the Registrant                     S-1      1/29/98    3.02

                                                                Incorporated by Reference
Exhibit                                                         -------------------------  Filed
Number                    Exhibit Description                    Form     Date    Number  Herewith
------                    -------------------                   ----     -------  ------  --------

 3.02   Amended and Restated Bylaws of the Registrant            S-1    1/29/98    3.04

 3.03   Amendment to Third Amended and Restated Certificate
          of Incorporation of the Registrant                     S-8    7/15/99    4.03

 4.01   Registration Rights Agreement dated as of
          December 19, 1999 by and between the Registrant
          and Mark Shuttleworth                                 10-K    3/22/00    4.06

10.01   Registrant's 1998 Equity Incentive Plan                  S-8    7/15/99    4.04

10.02   Registrant's 1998 Employee Stock Purchase Plan           S-8    7/15/99    4.05

10.03   Form of Non-Plan Stock Option for options granted to
          certain non-executive officer employees                S-8    7/15/99    4.06

10.04   Form of Indemnification Agreement entered into by the
          Registrant with each of its directors and executive
          officers                                               S-1    1/29/98   10.05

10.05   Registrant's 1995 Stock Option Plan and related
          documents                                              S-1    1/29/98   10.06

10.06   Registrant's 1997 Stock Option Plan                      S-1    1/29/98   10.07

10.07   Registrant's 1998 Directors' Stock Option Plan and
          related documents                                      S-1    1/29/98   10.08

10.08   Registrant's 1998 Equity Incentive Plan and related
          documents                                              S-1    1/29/98   10.09

10.09   Registrant's 1998 Employee Stock Purchase Plan and
          related documents                                      S-1    1/29/98   10.10

10.10   Registrant's Executive Loan Program of 1996              S-1    1/29/98   10.11

10.11   Form of Full Recourse Secured Promissory Note and
          Form of Pledge and Security Agreement entered into
          between the Registrant and certain executive officers  S-1    1/29/98   10.14

10.12   Assignment Agreement, dated April 19, 1995 between
          the Registrant and RSA Data Security, Inc.             S-1    1/29/98   10.15

10.13   BSAFE/TIPEM OEM Master License Agreement, dated
          April 18, 1995, between the Registrant and RSA Data
          Security, Inc., as amended                             S-1    1/29/98   10.16

10.14   Non-Compete and Non-Solicitation Agreement, dated
          April 18, 1995, between the Registrant and RSA
          Security, Inc.                                         S-1    1/29/98   10.17

10.15*  Microsoft/VeriSign Certificate Technology Preferred
          Provider Agreement, effective as of May 1, 1997,
          between the Registrant and Microsoft Corporation       S-1    1/29/98   10.18

10.16*  Master Development and License Agreement, dated
          September 30, 1997, between the Registrant and
          Security Dynamics Technologies, Inc.                   S-1    1/29/98   10.19

                                                                Incorporated by Reference
Exhibit                                                         -------------------------  Filed
Number                    Exhibit Description                    Form      Date    Number Herewith
------                    -------------------                   ----     --------  ------ --------
 10.17  Employment Offer Letter Agreement, between the
          Registrant And Stratton Sclavos, dated June 12, 1995,
          as amended October 4, 1995                             S-1     1/29/98   10.28

 10.18  Amendment Number One to Master Development and
          License Agreement dated as of December 31, 1998
          between the Registrant and Security Dynamics
          Technologies, Inc.                                     S-1      1/5/99   10.30

 10.19  Amendment Number Two to BSAFE/TIPEM OEM
          Master License Agreement dated as of December 31,
          1998 between the Registrant and RSA Data Security,
          Inc.                                                   S-1      1/5/99   10.31

 10.20  Separation Letter Agreement between James P. Rutt and
          VeriSign, Inc. dated February 23, 2001                10-K     3/28/01   10.37

 10.21  Deed of lease between TST Waterview I, L.L.C. and
          VeriSign, Inc., dated July 19, 2001                   10-Q    11/14/01   10.01

 10.22  Agreement to purchase building between VeriSign, Inc.
          and Sobrato Development Co. #792, dated October 1,
          2001                                                  10-Q    11/14/01   10.02

 10.23  Agreement to purchase buildings between VeriSign,
          Inc. and Ellis-Middlefield Business Park, dated
          October 1, 2001                                       10-Q    11/14/01   10.03

 10.24  .com Registry Agreement between VeriSign and
          ICANN                                                  8-K     6/01/01   99.03

 10.25  .net Registry Agreement between VeriSign and ICANN       8-K     6/01/01   99.04

 10.26  .org Registry Agreement between VeriSign and ICANN       8-K     6/01/01   99.05

 10.27  Amendment No. 24 to Cooperative Agreement
          #NCR 92-18742 between the DOC and Network
          Solutions, Inc.                                        8-K     6/01/01   99.06

 10.28  Registrant's 2001 Incentive Stock Plan                   S-8     9/21/01    4.05

 21.01  Subsidiaries of the Registrant                                                       X

 23.01  Consent of KPMG LLP                                                                  X

--------
* Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

            (b) Reports on Form 8-K

      The following reports were filed on Form 8-K or Form 8-K/A during the quarter ended December 31, 2001:

         . Current Report on Form 8-K dated December 12, 2001 and filed December 27, 2001 pursuant to Item 2 (Acquisition or disposition of assets), regarding the acquisition of Illuminet Holdings, Inc.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 19th day of March 2002.

                                          VERISIGN, INC.

                                          By:    /s/  STRATTON D. SCLAVOS
                                             __________________________________
                                                    Stratton D. Sclavos
                                               President and Chief Executive
                                                          Officer

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

   In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March 2002.

               Signature                                 Title
               ---------                                 -----

       /s/  STRATTON D. SCLAVOS         President, Chief Executive Officer and
--------------------------------------    Chairman of the Board
          Stratton D. Sclavos

           /s/  DANA L. EVAN            Executive Vice President of Finance and
--------------------------------------    Administration and Chief Financial
             Dana L. Evan                 Officer (Principal finance and
                                          accounting officer)

         /s/  D. JAMES BIDZOS           Vice Chairman of the Board
--------------------------------------
            D. James Bidzos

        /s/  WILLIAM CHENEVICH          Director
--------------------------------------
           William Chenevich

         /s/  KEVIN R. COMPTON          Director
--------------------------------------
           Kevin R. Compton

          /s/  DAVID J. COWAN           Director
--------------------------------------
            David J. Cowan

               Signature                                 Title
               ---------                                 -----

         /s/  SCOTT G. KRIENS           Director
--------------------------------------
            Scott G. Kriens

          /s/  ROGER H. MOORE           Director
--------------------------------------
            Roger H. Moore

         /s/  GREGORY L. REYES          Director
--------------------------------------
           Gregory L. Reyes

        /s/  TIMOTHY TOMLINSON          Director
--------------------------------------
           Timothy Tomlinson

                             FINANCIAL STATEMENTS

   As required under Item 8--Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

   Financial Statement Description                                       Page
   -------------------------------                                       ----
   .  Management's Report...............................................  68

   .  Independent Auditors' Report......................................  69

   .  Consolidated Balance Sheets As of December 31, 2001 and 2000......  70

   .  Consolidated Statements of Operations For the Years Ended December
      31, 2001, 2000 and 1999...........................................  71

   .  Consolidated Statements of Stockholders' Equity For the Years
      Ended December 31, 2001, 2000 and 1999............................  72

   .  Consolidated Statements of Comprehensive Income (Loss) For the
      Years Ended December 31, 2001, 2000 and 1999......................  74

   .  Consolidated Statements of Cash Flows For the Years Ended December
      31, 2001, 2000 and 1999...........................................  75

   .  Notes to Consolidated Financial Statements........................  76

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

   VeriSign's management maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review. VeriSign selects and trains qualified people who are provided with and expected to adhere to our standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of our control system.

   VeriSign's consolidated financial statements have been audited by KPMG LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included procedures and tests of accounting records as they considered necessary in the circumstances.

   The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent auditors to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to the independent auditors.

                                          VERISIGN, INC.

                                          By     /s/  STRATTON D. SCLAVOS
                                             __________________________________
                                                    Stratton D. Sclavos
                                               President and Chief Executive
                                                          Officer

                                          By        /s/  DANA L. EVAN
                                             __________________________________
                                                        Dana L. Evan
                                                Executive Vice President of
                                               Finance and Administration and
                                                  Chief Financial Officer

Mountain View, California
January 22, 2002

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
VeriSign, Inc.:

   We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

                                          /s/ KPMG LLP

Mountain View, California
January 22, 2002

                        VERISIGN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                    December 31,
                                                             -------------------------
                                                                 2001         2000
                                                             ------------  -----------
                          ASSETS
                          ------

Current assets:
   Cash and cash equivalents................................ $    306,054  $   460,362
   Short-term investments...................................      420,643      565,913
   Accounts receivable, net of allowance for doubtful
     accounts of $24,290 in 2001 and $5,261 in 2000.........      314,923      128,011
   Prepaid expenses and other current assets................       48,939       32,146
                                                             ------------  -----------
      Total current assets..................................    1,090,559    1,186,432
Property and equipment, net.................................      532,546      105,602
Goodwill and other intangible assets, net...................    5,691,169   17,656,641
Long-term investments.......................................      201,781      209,145
Other assets, net...........................................       21,453       37,402
                                                             ------------  -----------
                                                             $  7,537,508  $19,195,222
                                                             ============  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities................. $    313,447  $   193,952
   Accrued merger costs.....................................       49,069       18,814
   Deferred revenue.........................................      471,329      452,713
                                                             ------------  -----------
      Total current liabilities.............................      833,845      665,479
                                                             ------------  -----------
Long-term deferred revenue..................................      150,727       55,575
Deferred taxes..............................................       26,553           --
Other long-term liabilities.................................       20,309        3,560
                                                             ------------  -----------
      Total long-term liabilities...........................      197,589       59,135
                                                             ------------  -----------
Commetments and contingencies

Stockholders' equity:
   Preferred stock--par value $.001 per share Authorized
     shares: 5,000,000 Issued and outstanding shares: none..           --           --
   Common stock--par value $.001 per share Authorized
     shares: 1,000,000,000 Issued and outstanding shares:
     234,358,114, excluding 1,690,000 shares held in
     treasury, at December 31, 2001; 198,639,497, excluding
     40,000 shares held in treasury, at December 31, 2000...          234          199
Additional paid-in capital..................................   23,051,546   21,670,647
Notes receivable from stockholders..........................         (252)        (245)
Unearned compensation.......................................      (27,042)     (36,365)
Accumulated deficit.........................................  (16,518,878)  (3,162,926)
Accumulated other comprehensive income (loss)...............          466         (702)
                                                             ------------  -----------
      Total stockholders' equity............................    6,506,074   18,470,608
                                                             ------------  -----------
                                                             $  7,537,508  $19,195,222
                                                             ============  ===========

         See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                         Year Ended December 31,
                                                   -----------------------------------
                                                       2001         2000        1999
                                                   ------------  -----------  --------
Revenues.......................................... $    983,564  $   474,766  $ 84,776
                                                   ------------  -----------  --------
Costs and expenses:
   Cost of revenues...............................      343,721      163,049    31,898
   Sales and marketing............................      259,585      167,148    34,145
   Research and development.......................       78,134       41,256    13,303
   General and administrative.....................      143,297       60,672     8,740
   Write-off of acquired in-process research and
     development..................................           --       54,000        --
   Amortization and write-down of goodwill and
     other intangible assets......................   13,569,653    3,188,950        --
                                                   ------------  -----------  --------
       Total costs and expenses...................   14,394,390    3,675,075    88,086
                                                   ------------  -----------  --------
Operating loss....................................  (13,410,826)  (3,200,309)   (3,310)
Other income:
   Interest and investment income (loss)..........      (20,681)      87,647     7,365
   Other expense, net.............................       (1,788)      (1,478)     (936)
                                                   ------------  -----------  --------
       Total other income (expense)...............      (22,469)      86,169     6,429
                                                   ------------  -----------  --------
Income (loss) before income taxes and minority
  interest........................................  (13,433,295)  (3,114,140)    3,119
Income tax benefit................................       77,922           --        --
                                                   ------------  -----------  --------
Income (loss) before minority interest............  (13,355,373)  (3,114,140)    3,119
Minority interest in net (income) loss of
  subsidiary......................................         (579)      (1,334)      836
                                                   ------------  -----------  --------
Net income (loss)................................. $(13,355,952) $(3,115,474) $  3,955
                                                   ============  ===========  ========
Net income (loss) per share:
   Basic.......................................... $     (65.64) $    (19.57) $    .04
                                                   ============  ===========  ========
   Diluted........................................ $     (65.64) $    (19.57) $    .03
                                                   ============  ===========  ========
Shares used in per share computation:
   Basic..........................................      203,478      159,169   100,531
                                                   ============  ===========  ========
   Diluted........................................      203,478      159,169   114,610
                                                   ============  ===========  ========

         See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                     Year Ended December 31,
                                                                 --------------------------------
                                                                    2001         2000      1999
                                                                 -----------  ---------- --------
Common stock:
   Balance, beginning of year:
       198,639,497 shares at January 1, 2001
       103,482,841 shares at January 1, 2000
       92,346,768 shares at January 1, 1999..................... $       199  $      103 $     92
   Issuance of common stock through public offerings:
       6,390,000 shares in 1999.................................          --          --        6
   Issuance of common stock for business combinations:
       31,513,530 shares in 2001
       88,948,676 shares in 2000................................          31          89       --
   Issuance of common stock under employee stock purchase
     plan:
       201,953 shares in 2001
       550,724 shares in 2000
       547,896 shares in 1999...................................          --           1        1
   Exercise of common stock options:
       5,653,134 shares in 2001
       5,657,256 shares in 2000
       4,198,177 shares in 1999.................................           6           6        4
   Repurchase of common stock:
       (1,650,000) shares in 2001...............................          (2)         --       --
                                                                 -----------  ---------- --------
   Balance, end of year:
       234,358,114 shares at December 31, 2001
       198,639,497 shares at December 31, 2000
       103,482,841 shares at December 31, 1999..................         234         199      103
                                                                 -----------  ---------- --------

                                                                    (Continued)


         See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

                                                          Year Ended December 31,
                                                    -----------------------------------
                                                        2001         2000        1999
                                                    ------------  -----------  --------
Additional paid-in capital:
   Balance, beginning of year...................... $ 21,670,647  $   258,239  $ 92,728
   Issuance of common stock through public
     offerings, net of offering expenses of $7,239.           --           --   121,354
   Issuance of common stock and common stock
     options for business combinations.............    1,370,208   21,273,280        --
   Issuance of common stock under employee stock
     purchase plan.................................        9,767        4,696     1,989
   Income tax benefit from exercise of employee
     stock options.................................           --       67,448    29,778
   Exercise of common stock options................       70,436       66,984    12,390
   Repurchase of common stock......................      (69,512)          --        --
                                                    ------------  -----------  --------
   Balance, end of year............................   23,051,546   21,670,647   258,239
                                                    ------------  -----------  --------
Notes receivable from stockholders:
   Balance, beginning of year......................         (245)          --      (409)
   Loans acquired through business combinations....           --         (766)       --
   Interest accrued................................           (7)          --        --
   Payments on notes receivable....................           --          521       409
                                                    ------------  -----------  --------
   Balance, end of year............................         (252)        (245)       --
                                                    ------------  -----------  --------
Unearned compensation:
   Balance, beginning of year......................      (36,365)        (172)     (276)
   Unearned compensation resulting from business
     combinations..................................      (24,296)     (37,915)       --
   Reversal of unearned compensation upon
     forfeiture of awards..........................       25,816           --        --
   Amortization of unearned compensation...........        7,803        1,722       104
                                                    ------------  -----------  --------
   Balance, end of year............................      (27,042)     (36,365)     (172)
                                                    ------------  -----------  --------
Accumulated deficit:
   Balance, beginning of year......................   (3,162,926)     (47,452)  (51,407)
   Net income (loss)...............................  (13,355,952)  (3,115,474)    3,955
                                                    ------------  -----------  --------
   Balance, end of year............................  (16,518,878)  (3,162,926)  (47,452)
                                                    ------------  -----------  --------
Accumulated other comprehensive income:
   Balance, beginning of year......................         (702)      87,641        --
   Translation adjustments.........................       (3,597)         525        --
   Change in unrealized gain on investments, net
     of tax........................................        4,765      (88,868)   87,641
                                                    ------------  -----------  --------
Balance, end of year...............................          466         (702)   87,641
                                                    ------------  -----------  --------
Total stockholders' equity......................... $  6,506,074  $18,470,608  $298,359
                                                    ============  ===========  ========

         See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                        Year Ended December 31,
                                                   ----------------------------------
                                                       2001         2000       1999
                                                   ------------  -----------  -------
Net income (loss)................................. $(13,355,952) $(3,115,474) $ 3,955
Other comprehensive income:
   Translation adjustments........................       (3,597)         525       --
   Change in unrealized gain on investments, net
     of tax.......................................        4,765      (88,868)  87,641
                                                   ------------  -----------  -------
Comprehensive income (loss)....................... $(13,354,784) $(3,203,817) $91,596
                                                   ============  ===========  =======




         See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            Year Ended December 31,
                                                     ------------------------------------
                                                         2001         2000        1999
                                                     ------------  -----------  ---------
Cash flows from operating activities:
 Net income (loss).................................. $(13,355,952) $(3,115,474) $   3,955
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization of property and
    equipment.......................................       58,862       27,855      5,404
   Amortization and write-down of goodwill and
    other intangible assets.........................   13,569,653    3,188,950         --
   Write-off of acquired in-process research and
    development.....................................           --       54,000         --
   Provision for doubtful accounts..................       26,910        5,797        859
   Reciprocal transactions for purchases of
    property and equipment..........................       (5,500)          --         --
   Net loss (gain) on sale and write-down of
    marketable securities...........................       87,022      (34,996)        --
   Minority interest in net income (loss) of
    subsidiary......................................          579        1,334       (836)
   Deferred income taxes............................      (77,922)          --         --
   Amortization of unearned compensation............        7,803        1,722        104
   Loss on disposal of property and equipment.......        6,180          520        381
   Changes in operating assets and liabilities:
    Accounts receivable.............................     (142,824)     (87,965)   (13,817)
    Prepaid expenses and other current assets.......       (4,674)      29,359     (1,461)
    Accounts payable and accrued liabilities........       10,890       71,803      1,395
    Deferred revenue................................       46,511       49,092     18,681
                                                     ------------  -----------  ---------
     Net cash provided by operating activities......      227,538      191,997     14,665
                                                     ------------  -----------  ---------
Cash flows from investing activities:
 Purchases of investments...........................   (1,284,047)  (1,205,170)  (159,134)
 Proceeds from maturities and sales of investments..    1,383,029      640,803     65,099
 Purchases of property and equipment................     (380,269)     (58,778)    (6,019)
 Net cash (paid) acquired in purchase transactions..      (52,640)     835,758         --
 Transaction costs..................................      (24,127)     (62,594)        --
 Other assets.......................................      (31,032)     (26,015)    (3,168)
                                                     ------------  -----------  ---------
     Net cash provided by (used in) investing
       activities...................................     (389,086)     124,004   (103,222)
                                                     ------------  -----------  ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock.........       80,209       71,687    135,744
 Repurchase of common stock.........................      (69,514)          --         --
 Collections on notes receivable from stockholders..           --          521        409
 Investment in VeriSign Japan KK....................          142        1,246         --
                                                     ------------  -----------  ---------
     Net cash provided by financing activities......       10,837       73,454    136,153
                                                     ------------  -----------  ---------
Effect of exchange rate changes.....................       (3,597)         525         --
                                                     ------------  -----------  ---------
Net (decrease) increase in cash and cash
 equivalents........................................     (154,308)     389,980     47,596
Cash and cash equivalents at beginning of year......      460,362       70,382     22,786
                                                     ------------  -----------  ---------
Cash and cash equivalents at end of year............ $    306,054  $   460,362  $  70,382
                                                     ============  ===========  =========
Supplemental cash flow disclosures:
 Noncash investing and financing activities:
   Issuance of common stock for business
    combinations.................................... $  1,370,239  $21,273,369  $      --
                                                     ============  ===========  =========
   Income tax benefit from exercise of stock
    options......................................... $         --  $    67,448  $  29,778
                                                     ============  ===========  =========
   Unrealized gain (loss) on investments, net of
    tax............................................. $      4,765  $   (88,868) $  87,641
                                                     ============  ===========  =========
   Cash paid for income taxes....................... $      4,169  $     1,267  $     698
                                                     ============  ===========  =========

         See accompanying notes to consolidated financial statements.

                        VERISIGN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000 AND 1999

Note 1.  Description of Business and Summary of Significant Accounting Policies

   Business

   VeriSign, Inc., a Delaware corporation, is a leading provider of digital trust services that enable Web site owners, enterprises, communications service providers, electronic commerce service providers and individuals to engage in secure digital commerce and communications. VeriSign's digital trust services include three core offerings: managed security and network services, registry and telecommunications services, and Web presence and trust services. These services provide the critical Web identity, authentication and transaction infrastructure that online businesses need to establish their Web identities and to conduct secure e-commerce and communications and support businesses and consumers from their first establishment of an Internet presence throughout the lifecycle of e-commerce activities.

   Consolidation

   The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after elimination of intercompany accounts and transactions. As of December 31, 2001, VeriSign owned approximately 67.7% of the outstanding shares of capital stock of its subsidiary, VeriSign Japan K.K. The minority interest in VeriSign Japan K.K. is included in other long-term liabilities in the accompanying consolidated balance sheets. Changes in VeriSign's proportionate share of the net assets of VeriSign Japan resulting from sales of capital stock by the subsidiary are accounted for as equity transactions.

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

   Cash, Cash Equivalents and Investments

   VeriSign considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts.

   VeriSign's investments in marketable securities are classified as "available-for-sale" and are carried at fair value based on quoted market prices. These investments consist primarily of U.S. government and agency securities, corporate bonds and notes, municipal bonds, asset-backed securities and medium-term notes. VeriSign has the intent to maintain a liquid portfolio and has the ability to redeem its investments at their carrying amounts. Therefore, all marketable investments at December 31, 2001 have been classified as short-term investments. Previously, investments with original maturities greater than twelve months at the time of purchase were classified as long-term investments because VeriSign's intent was to hold these investments for more than one year. VeriSign's investments in debt and equity securities of non-public

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

companies are classified as long-term investments. Realized gains and losses upon sale or maturity of investments are determined using the specific identification method.

   VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. Investments in public companies are classified as "available-for-sale" and are carried at fair value based on quoted market prices. VeriSign reviews its marketable equity holdings in publicly-traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. VeriSign considers the investee company's cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management ownership, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable equity security, VeriSign writes down the investment to its market value and records the related write-down as an investment loss in its consolidated statements of operations. Investments in non-public companies are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related write-down as an investment loss in its consolidated statements of operations. Generally, if cash balances are insufficient to sustain the investee's operations for a six-month period, we consider the decline in fair value to be other than temporary. During 2001, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other than temporary and recorded a write-down of these investments totaling $89.1 million.

   From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign's investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign's policy is not to recognize revenue in excess of other investors' financing of the company.

   Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, 40 years for buildings and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or remaining lease terms.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


   Capitalized Software

   Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, VeriSign's software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no such costs have been capitalized.

   Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 98-1. In 2001, VeriSign capitalized $8.0 million of implementation and consulting services from third parties for software that is used internally. No costs related to internally developed software have been capitalized.

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

   Revenue Recognition

   VeriSign derives revenues from three primary categories: Web presence and trust services, which include domain name registration services, Web trust services and payment services; managed security and network services, which include enterprise and affiliate PKI services and enterprise consulting services; and registry and telecommunications services, which include registry services, connectivity, intelligent network, wireless and clearinghouse services. The revenue recognition policy for each of these areas is as follows:

   Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the sale or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to 10 years.

   Domain name registration renewal fees are estimated and recorded based on recent renewal and collection rates. Customers are notified of the expiration of their registration in advance, and VeriSign

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

records the receivables for estimated renewal fees in the month preceding the anniversary date of their registration when it has a right to bill under the terms of domain name registration agreements. The variance between the actual collections and the rate used to estimate the renewal fees is reflected in the setting of prospective renewal rates. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

   Revenues from the licensing of digital certificate technology and business process technology are derived from arrangements involving multiple elements including post-contract customer support, training and other services. These licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up front once all criteria for revenue recognition have been met.

   Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of OnSite managed services are deferred and recognized ratably over the term of the license, generally 12 to 36 months. Maintenance is bundled with OnSite licenses over the license term.

   VeriSign recognizes revenues from issuances of digital certificates and business process licensing to VeriSign affiliates in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and generally recognizes revenues when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. VeriSign defines each of these four criteria as follows:

   Persuasive evidence of an arrangement exists. It is VeriSign's customary practice to have a written contract, which is signed by both the customer and VeriSign, or a purchase order from those customers who have previously negotiated a standard license arrangement with VeriSign.

   Delivery has occurred. VeriSign's software may be either physically or electronically delivered to the customer. Electronic delivery is deemed to have occurred upon download by the customer from an FTP server. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

   The fee is fixed or determinable. VeriSign's policy is to not provide customers the right to a refund of any portion of their license fees paid. VeriSign may agree to extended payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

   Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. VeriSign typically sells to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon VeriSign's credit review process, revenues are recognized as cash is collected.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

   VeriSign allocates revenues on software arrangements involving multiple elements to each element based on the relative fair values of each element. VeriSign's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence ("VSOE"). VeriSign limits its assessment of VSOE for each element to the price charged when the same element is sold separately. VeriSign has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenues to maintenance and support service, professional services and training components of its perpetual license arrangements. VeriSign sells its professional services and training separately, and has established VSOE on this basis. VSOE for maintenance and support is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. VeriSign recognizes revenues from licenses in which maintenance is bundled with the software license, such as for digital certificates, digital certificate provisioning and OnSite managed services ratably over the license term of one to three years.

   VeriSign's consulting services generally are not essential to the functionality of the software. VeriSign's software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these consulting services to facilitate the adoption of VeriSign's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other consulting service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis. VeriSign generally recognizes revenues from consulting services as the services are performed.

   Revenues from consulting and training services are recognized using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements. Revenues from third-party product sales are recognized when title to the products sold passes to the customer. VeriSign's shipping terms generally dictate that the passage of title occurs upon shipment of the products to the customer.

   Revenues from payment services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," revenues from the set-up fee are deferred and recognized ratably over the period that the fees are earned. Revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

   Revenues from network services are comprised of network connectivity revenues and intelligent network services revenues. Network connectivity revenues are derived from establishing and maintaining connection to VeriSign's SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. The initial connection fee and related costs are deferred and recognized over the term of the arrangement. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Prepaid wireless account management services and unregistered wireless roaming services are based on the revenue retained by VeriSign and recognized in the period in which such calls are processed by VeriSign on a per-minute or per-call basis.

   Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse revenues are earned based on the number of messages processed.

   On occasion, VeriSign has purchased goods or services for its operations from organizations such as IBM, Oracle, Phoenix Technologies and Infospace at or about the same time that it licensed its software to these organizations. These transactions are recorded at terms VeriSign considers to be fair value. For these reciprocal arrangements, VeriSign considers Accounting Principles Board ("ABP") Opinion No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") Issue No. 01-02, "Interpretation of APB Opinion No. 29," to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB Opinion No. 29 and EITF Issue No. 01-02. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing the fair values are determinable within reasonable limits. In determining the fair values, VeriSign considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues from such transactions may be recognized over a period of time as the products or services are received. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

   Revenues recognized under reciprocal arrangements were approximately $37.5 million in 2001, of which $27.0 million involved nonmonetary transactions, as defined above. VeriSign did not recognize any revenues under reciprocal arrangements in 2000 and 1999.

   Advertising Expense

   Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense was $102,429,000 in 2001, $90,478,000 in 2000 and
$3,037,000 in 1999.

   Income Taxes

   VeriSign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

enactment date. VeriSign records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

   Stock Compensation Plans and Unearned Compensation

   VeriSign accounts for its stock compensation plans using the intrinsic value method of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," VeriSign allocates to unearned compensation a portion of the intrinsic value of unvested stock options, if any, assumed in purchase business combinations completed after July 1, 2000, the date of adoption of FIN 44. These amounts are amortized to expense using the straight-line method over the remaining vesting periods of the respective options.

   Other Comprehensive Income (Loss)

   Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

   Concentration of Credit Risk

   Financial instruments that potentially subject VeriSign to significant concentrations of credit risk consist principally of cash, cash equivalents, short and long-term investments and accounts receivable. VeriSign maintains its cash, cash equivalents and investments in marketable securities with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. In addition, the portfolio of investments in marketable securities conforms to VeriSign's policy regarding concentration of investments, maximum maturity and quality of investment. Concentration of credit risk with respect to accounts receivable is limited by the diversity of the customer base and geographic dispersion. VeriSign also performs ongoing credit evaluations of its customers and generally requires no collateral. VeriSign maintains an allowance for potential credit losses on its accounts receivable. Amounts added to the allowance for doubtful accounts through charges to bad debt expense totaled $26,910,000 in 2001, $5,797,000 in 2000 and $859,000 in 1999. Uncollectible amounts written off totaled $7,881,000 in 2001, $1,644,000 in 2000 and $268,000 in 1999.

   Impairment of Long-Lived Assets

   VeriSign's long-lived assets consist primarily of goodwill and other intangible assets and property and equipment. VeriSign reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, difficulties or delays in integrating the business or a significant change in the operations of the acquired business.

   Recoverability of long-lived assets is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value.

   Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

   SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. VeriSign adopted the provisions of SFAS No. 141 commencing July 1, 2001. VeriSign has accounted for all of its business combinations in 2001 and 2000 as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on its financial position or results of operations.

   SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. VeriSign is required to adopt SFAS No. 142 as of January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of goodwill continued through December 31, 2001, but ceased commencing January 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, VeriSign is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The adoption of SFAS No. 142 will reduce the amount of amortization of goodwill and intangible assets from approximately $460 million per quarter to approximately $84 million per quarter, including the impact of all acquisitions through December 31, 2001, excluding the impact of H.O. Systems and assuming no other acquisitions or impairment charges. In addition, approximately $10.9 million of intangible assets previously allocated to workforce in place will be subsumed into goodwill as of January 1, 2002. Management is currently evaluating the effect, if any, of the required impairment testing on VeriSign's recorded goodwill, which had a net book value of $4.9 billion at December 31, 2001.

   In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in October issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the obligation is incurred. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business.
SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. VeriSign has adopted SFAS No. 144 effective January 1, 2002 and SFAS No. 143 will be adopted effective January 1, 2003. The effect of adopting these Statements is not expected to have a material effect on VeriSign's consolidated financial position or results of operations.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


Note 2.  Business Combinations

   Acquisitions in 2001

   Illuminet Holdings, Inc.

   On December 12, 2001, VeriSign completed its acquisition of Illuminet Holdings, Inc. ("Illuminet"), a publicly traded company that provides intelligent network and signaling services to telecommunications carriers. We issued approximately 30.6 million shares of our common stock for all of the outstanding stock of Illuminet and we also assumed all of Illuminet's outstanding stock options, all of which were vested. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $1.4 billion has been preliminarily allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Illuminet's results of operations have been included in the consolidated financial statements from its date of acquisition. As part of the purchase price, VeriSign recorded a provision for merger-related costs of $36.9 million. As a result of the acquisition of Illuminet, VeriSign recorded goodwill of approximately $1.0 billion and other intangible assets of approximately $281 million. The intangible assets will be amortized over a four year period. In accordance with the transitional provisions of SFAS No. 142, goodwill related to this acquisition will not be amortized. Pro forma results of operations reflecting the acquisition of Iluminet have not been presented because Iluminet's results of operations are not material to VeriSign's results of operations.

   Other Acquisitions

   During 2001, VeriSign completed acquisitions of eleven privately held companies or acquired certain assets of privately held companies, which were not significant, either individually or in the aggregate. VeriSign issued approximately 939,000 shares of common stock and paid approximately $151 million in cash in exchange for all of the outstanding stock of these companies. VeriSign also assumed certain of the companies' outstanding vested and unvested stock options. Each of these transactions has been accounted for as a purchase and, accordingly, the results of the acquired companies' operations are included in the consolidated financial statements from their respective dates of acquisition. As part of the purchase price, VeriSign recorded a provision for merger-related costs of $17.5 million in connection with these transactions. As a result of these acquisitions, VeriSign recorded goodwill of approximately $252 million and unearned compensation of approximately $19 million. The unearned compensation will be amortized over the remaining vesting period for stock options assumed. In accordance with the transitional provisions of SFAS No. 142, goodwill related to acquisitions that were completed after June 30, 2001 will not be amortized and goodwill related to acquisitions that were completed prior to July 1, 2001 will be amortized based on a three-year life until December 31, 2001 at which time amortization will cease. Pro forma results of operations reflecting these acquisitions have not been presented because the results of operations of the acquired companies, either individually or collectively, are not material to VeriSign's results of operations.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


   Purchase Price Allocations

   The purchase consideration for the acquisitions was allocated to the assets acquired and liabilities assumed based on fair values as follows:

                                                                         Straight-Line
                                                                         Amortization
                                                   Illuminet    Other       Period
                                                  ----------   --------  -------------
                                                  (Dollars in thousands)    (Years)
Net tangible assets (liabilities)................ $  187,024   $(18,343)       --
Customer relationships...........................    242,380         --       4.0
Contracts........................................     25,690         --       4.0
Technology in place..............................     11,020         --       4.0
Trade name.......................................      1,650         --       4.0
Goodwill.........................................  1,026,735    252,121         *
Unearned compensation attributable to unvested
  stock options assumed..........................         --     18,905        --
Deferred income tax liabilities attributable to
  identifiable intangible assets.................   (112,296)   (14,597)       --
                                                  ----------   --------
Net assets acquired.............................. $1,382,203   $238,086
                                                  ==========   ========

--------
* Goodwill related to acquisitions that were completed prior to July 1, 2001 will be amortized based on a three-year life until December 31, 2001 at which time amortization will cease. Goodwill related to acquisitions that were completed after June 30, 2001 is not subject to amortization.

   Acquisitions in 2000

   THAWTE Consulting (Pty) Ltd.

   On February 1, 2000, VeriSign completed its acquisition of THAWTE Consulting
(Pty) Ltd. ("THAWTE"), a privately held South African company, that provides digital certificates to Web site owners and software developers. VeriSign issued approximately 4.4 million shares of its common stock in exchange for all of the outstanding stock of THAWTE. The acquisition was accounted for as a purchase and, accordingly, the total purchase price of approximately $652 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. THAWTE's results of operations have been included in the consolidated financial statements from its date of acquisition. Goodwill and other intangible assets are being amortized on a straight-line basis over two to three years. Effective December 31, 2001, amortization of goodwill will cease.

   Signio, Inc.

   On February 29, 2000, VeriSign completed its acquisition of Signio, Inc. ("Signio"), a privately held company that provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. VeriSign issued approximately 5.6 million

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

shares of its common stock in exchange for all the outstanding stock of Signio and also assumed all of Signio's outstanding stock options. The acquisition was accounted for as a purchase and, accordingly, the total purchase price of approximately $876 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Signio's results of operations have been included in the consolidated financial statements from its date of acquisition. Goodwill and other intangible assets are being amortized on a straight-line basis over three years. Effective December 31, 2001, amortization of goodwill will cease.

   Network Solutions, Inc.

   On June 8, 2000, VeriSign completed its acquisition of Network Solutions, Inc. ("Network Solutions"), a publicly traded company that provides Internet domain name registration and global registry services. The total consideration of approximately $19.6 billion was based on the fair value of VeriSign's common stock issued, stock options assumed and merger related costs. At the closing, VeriSign issued approximately 78.3 million shares of its common stock valued at approximately $18.0 billion, based on an exchange ratio of 1.075 shares of VeriSign's common stock for each outstanding share of Network Solutions' common stock. VeriSign assumed outstanding options to purchase Network Solutions' common stock, which were converted into options to acquire approximately 9.1 million shares of VeriSign's common stock, with a fair value of approximately $1.6 billion, based on the same exchange ratio, subject to terms and conditions, including exercisability and vesting schedules, of the original options.

   As part of the purchase price, VeriSign recorded a provision for merger-related costs of $67.3 million, related to the integration of Network Solutions and VeriSign. The provision was associated with the activities of integration teams responsible for merging the two companies and includes such items as investment banking fees, legal fees, filing fees, provision for acceleration of stock option vesting and employee relocation expenses, as well as provisions for the write-off of duplicative information systems and prepaid director and officer insurance premiums. Approximately $52.4 million of the provision was utilized in the period from June 8, 2000 to December 31, 2000. The remainder of the provision was utilized in 2001.

   This transaction was accounted for as a purchase. Network Solutions' results of operations have been included in the consolidated financial statements from its date of acquisition. The purchase consideration of $19.6 billion has been allocated to the estimated fair value of the assets acquired and liabilities assumed, including in-process research and development ("IPR&D"), based on their estimated fair values as of the date of the acquisition. Goodwill and other intangible assets are being amortized on a straight-line basis over useful lives of three to four years. Effective December 31, 2001, amortization of goodwill will cease.

   The portion of the Network Solutions purchase price allocated to IPR&D was $54 million, which was expensed during the quarter ended June 30, 2000. Network Solution's IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system ("SRS"). The SRS is the system that provides a shared registration interface to the ICANN accredited and licensed registrars into the .com, .net, and .org top level domain, or TLD, name registry. It is through this system that registrars from all over the world are able to register domain names with the central database. Given the

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

high demand on the SRS, it was in need of improvements and upgrades in the area of scalability, security, non-English language capability and next generation resource provisioning protocol.

   As of the acquisition date, Network Solutions was in the process of developing technology that would add substantial functionality and features to the SRS. The IPR&D had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the in-process development efforts is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications including functions, features, and technical performance requirements. The development efforts related to upgrades and improvements in the SRS were completed during the first quarter of 2001.

   The fair value assigned to IPR&D was estimated by discounting, to present value, the cash flows attributable to the technology once it has reached technological feasibility. A discount rate of 22% was used to estimate the present value of cash flows, which was consistent with the risk of the project. The value assigned to IPR&D was the amount attributable to the efforts of the seller up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased research and development project at the time of acquisition.

   Other Acquisitions

   In 2000, VeriSign completed acquisitions of several other privately held companies, which were not significant either individually or in the aggregate. VeriSign issued approximately 661,000 shares of its common stock and approximately $33.3 million in cash in exchange for all of the outstanding stock of these companies. VeriSign also assumed outstanding stock options for certain of these acquisitions. In addition, VeriSign escrowed shares of common stock that will be released to the principal stockholders of certain of the acquired companies over an employment term. As a result, unearned compensation of approximately $30.5 million was recorded which is being amortized over the two year period of required employment. VeriSign also recorded a provision for merger related costs of $4.2 million for employee severance, relocation and write down of duplicative systems. Each of the acquisitions has been accounted for as a purchase and, accordingly, the aggregate purchase price of approximately $120.2 million has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. The acquired companies' results of operations have been included in the consolidated financial statements from their respective dates of acquisition. Goodwill and other intangible assets are being amortized on a straight-line basis over two to four and a half years. Effective December 31, 2001, amortization of goodwill will cease.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


Note 3.  Cash, Cash Equivalents and Short and Long-Term Investments

   VeriSign's cash, cash equivalents and short and long-term investments consist of the following:

                                                            December 31, 2001
                                                -----------------------------------------
                                                Carrying Unrealized Unrealized Estimated
                                                 Value     Gains      Losses   Fair Value
                                                -------- ---------- ---------- ----------
                                                             (In thousands)
Classified as current assets:
   Cash........................................ $178,556  $    --    $    --    $178,556
   Commercial paper............................  163,243       51         (4)    163,290
   Corporate bonds and notes...................   94,887    1,266        (11)     96,142
   Money market funds..........................   30,070       --         --      30,070
   U.S. government and agency securities.......  139,015    1,708        (45)    140,678
   Municipal bonds.............................   38,662       96        (20)     38,738
   Asset-backed securities.....................   21,631       81         (9)     21,703
   Medium term notes...........................   17,092      207         --      17,299
   Foreign debt securities.....................    4,189       --         (9)      4,180
   Equity securities...........................   20,759    7,517     (4,885)     23,391
   Other.......................................   12,650       --         --      12,650
                                                --------  -------    -------    --------
                                                 720,754   10,926     (4,983)    726,697
                                                --------  -------    -------    --------
Included in cash and cash equivalents..........                                 $306,054
                                                                                --------
Included in short-term investments.............                                 $420,643
                                                                                ========
Long-term investments:
   Debt and equity securities of
     non-public companies......................  186,689       --         --     186,689
   Other.......................................   15,092       --         --      15,092
                                                --------  -------    -------    --------
       Total long-term investments.............  201,781       --         --     201,781
                                                --------  -------    -------    --------
          Total cash, cash equivalents
            and short and long-term
            investments........................ $922,535  $10,926    $(4,983)   $928,478
                                                ========  =======    =======    ========

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


                                                             December 31, 2000
                                                -------------------------------------------
                                                 Carrying  Unrealized Unrealized Estimated
                                                  Value      Gains      Losses   Fair Value
                                                ---------- ---------- ---------- ----------
                                                              (In thousands)
Classified as current assets:
   Cash........................................ $   67,848  $    --    $     --  $   67,848
   Commercial paper............................    740,162       30        (503)    739,689
   Corporate bonds and notes...................      8,004       31          --       8,035
   Money market funds..........................    186,736       --          --     186,736
   Medium term corporate notes.................     10,882       17          --      10,899
   Other.......................................     13,068       --          --      13,068
                                                ----------  -------    --------  ----------
                                                 1,026,700       78        (503)  1,026,275
                                                ----------  -------    --------  ----------
Included in cash and cash equivalents..........                                  $  460,362
                                                                                 ----------
Included in short-term investments.............                                  $  565,913
                                                                                 ==========
Marketable long-term investments:
   Equity securities...........................     47,848   17,405     (24,795)     40,458
   Corporate bonds and notes...................     24,728       29         (20)     24,737
   Foreign debt securities.....................      9,941       54          --       9,995
   Medium term notes...........................      8,232       64          --       8,296
   U.S. government and agency securities.......      5,899       --         (10)      5,889
   Municipal bonds.............................      2,080       --          --       2,080
                                                ----------  -------    --------  ----------
       Total marketable long-term
         investments...........................     98,728   17,552     (24,825)     91,455
Debt and equity securities of
  non-public companies.........................    117,690       --          --     117,690
                                                ----------  -------    --------  ----------
       Total long-term investments.............    216,418   17,552     (24,825)    209,145
                                                ----------  -------    --------  ----------
          Total cash, cash equivalents
            and short and long-term
            investments........................ $1,243,118  $17,630    $(25,328) $1,235,420
                                                ==========  =======    ========  ==========

   Gross realized losses on investments were $89.1 million in 2001, consisting of the write-down of certain public and non-public equity investments. Gross realized gains on investments were $2.1 million in 2001 and $35.0 million in 2000. Gross realized gains and losses on investments in 1999 were not material.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


Note 4.  Long-Lived Assets

   Property and equipment, net

                                                               December 31,
                                                             -----------------
                                                               2001     2000
                                                             -------- --------
                                                              (In thousands)
 Land....................................................... $222,516 $     --
 Buildings..................................................   63,493       --
 Computer equipment and purchased software..................  286,896  121,437
 Office equipment, furniture and fixtures...................   15,311    4,803
 Leasehold improvements.....................................   37,565   14,147
                                                             -------- --------
                                                              625,781  140,387
 Less accumulated depreciation and amortization.............   93,235   34,785
                                                             -------- --------
                                                             $532,546 $105,602
                                                             ======== ========

   In October 2001, VeriSign purchased the land and buildings related to its headquarters complex in Mountain View, California for a total of $285 million in cash. This complex includes five buildings with a combined area of approximately 395,000 square feet.

   Goodwill and other intangible assets, net

                                                                 December 31,
                                                            -----------------------
                                                               2001        2000
                                                            ----------- -----------
                                                                (In thousands)
ISP hosting relationships.................................. $    11,388 $    11,389
Customer relationships.....................................     260,597      18,217
Technology in place........................................      49,163      38,533
Non-compete agreement......................................       1,019         939
Trade name.................................................      74,464      74,214
Workforce in place.........................................      18,595      19,395
Contracts with ICANN and customer lists....................     826,390     810,930
Goodwill...................................................  21,187,391  19,868,903
                                                            ----------- -----------
                                                             22,429,007  20,842,520
Less accumulated amortization and write-down...............  16,737,838   3,185,879
                                                            ----------- -----------
                                                            $ 5,691,169 $17,656,641
                                                            =========== ===========

   During 2000, VeriSign completed several acquisitions, including the acquisitions of THAWTE, Signio and Network Solutions. These acquisitions resulted in the recording of goodwill and other intangible assets of approximately $21.3 billion. Though the acquisitions have predominantly been performing at or above expectations, market conditions and attendant multiples used to estimate terminal values have continued to remain depressed. At June 30, 2000, the NASDAQ market index was at 3,966 points and had decreased 1,805 points, or 46%, to 2,161 points at June 30, 2001. This decline

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

affected the analysis used to assess the recoverability of goodwill. For goodwill associated with THAWTE and Network Solutions, fair value was determined based on future operating cash flows over the remaining amortization period of the goodwill. The terminal values were estimated based on the relationship of the value of the VeriSign stock issued at the acquisition date to the value of VeriSign's stock over the three-month period preceding the valuation. For Signio and the other acquisitions, fair value was determined through the use of recent indicators of fair value such as comparable sales and multiples derived from recent acquisition activities. As a result, management recorded an impairment charge in the second quarter of 2001 totaling $9.9 billion. Since the most significant acquisitions were completed by issuing shares of VeriSign's common stock, the impairment should be considered a non-cash charge.

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
                               -------- -------- ---------- ------- ----------
                               $100,451 $449,943 $9,277,798 $63,064 $9,891,256
                               ======== ======== ========== ======= ==========

Note 5.  Accounts payable and accrued liabilities

   Accounts payable and accrued liabilities consist of the following:

                                                               December 31,
                                                             -----------------
                                                               2001     2001
                                                             -------- --------
                                                              (In thousands)
 Accounts payable........................................... $111,562 $ 39,330
 Employee compensation......................................   45,107   16,509
 Professional fees..........................................   33,272   39,228
 Due to customers...........................................   17,333       --
 Other......................................................  106,173   98,885
                                                             -------- --------
                                                             $313,447 $193,952
                                                             ======== ========

Note 6.  Long-Term Debt

   Illuminet, a wholly-owned subsidiary of VeriSign, entered into an agreement with Bank of America effective June 1, 2000 to provide a line of credit and a capital expenditure loan facility. The line of credit is a $10.0 million unsecured loan that expires June 1, 2002, with a one-year extension available. The capital expenditure loan facility is a $15 million unsecured loan with a five-year term. The loans bear interest at the lesser of the bank's prime lending rate or LIBOR plus 1.35% to 1.75%, depending on Illuminet's trailing twelve-month earnings adjusted cash flow as defined by the agreement. The interest rate was 4.75% at December 31, 2001. The loan agreements contain certain covenants, the most restrictive of which

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

requires Illuminet to maintain certain financial ratios. Illuminet is in compliance with all debt-related covenants. No amounts were outstanding under the line of credit and $800,000 was outstanding under the capital expenditure facility at December 31, 2001 and is included in other long-term liabilities in the accompanying consolidated balance sheet.

   Maturities of the long-term debt for the years ended December 31 are scheduled as follows:

                                                               (In thousands)
                                                               --------------
   2002.......................................................      $ 80
   2003.......................................................       160
   2004.......................................................       320
   2005.......................................................       240
                                                                    ----
                                                                    $800
                                                                    ====

Note 7.  Stockholders' Equity

   Preferred Stock

   VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2001, no shares of preferred stock had been issued.

   Common Stock

   In January 1999, VeriSign completed a follow-on public offering by issuing 6,390,000 shares at an offering price of $20.13 per share. VeriSign received net proceeds from the offering of approximately $121.4 million.

   In April 2001, the Board authorized the use of up to $350 million to repurchase shares of VeriSign's common stock on the open market, or in negotiated or block trades. During 2001, VeriSign repurchased 1,650,000 shares at a cost of approximately $70 million. At December 31, 2001, approximately $280 million remained available for future purchases.

   No dividends have been declared or paid on common stock since VeriSign's inception.

   Notes Receivable From Stockholders

   In 2000, in connection with its acquisition of Signio, VeriSign assumed notes receivable from stockholders for the exercise of stock options. The notes bear interest at 5.5% per annum and are secured by the underlying common stock.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


Note 8.  Net Income (Loss) Per Share

   Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

   The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations:

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2001    2000    1999
                                                      ------- ------- -------
                                                          (In thousands)
  Shares used to compute basic net income (loss)
    per share:
     Weighted average shares outstanding............. 203,478 159,169 100,531
     Potential common shares--dilutive stock options.      --      --  14,079
                                                      ------- ------- -------
  Shares used to compute diluted net income (loss)
    per share........................................ 203,478 159,169 114,610
                                                      ======= ======= =======

   In 2001 and 2000, VeriSign excluded potential common shares subject to outstanding stock options from the calculation of diluted net loss per share because their effect would have been anti-dilutive. The excluded shares totaled 37,340,507 for 2001 and 28,639,917 for 2000. In 1999, VeriSign excluded from the calculation of diluted net income per share 481,320 shares related to stock options with an exercise price greater than $49.70, the weighted average fair market value of the common stock for the year, because their effect would have been antidilutive.

Note 9.  Stock Compensation Plans

   Stock Option Plans

   As of December 31, 2001, a total of 47,712,001 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign's equity incentive plans.

   The 1995 Stock Option Plan and the 1997 Stock Option Plan (the "1995 and 1997 Plans") were terminated concurrent with VeriSign's initial public offering in 1998. Options to purchase common stock granted under the 1995 and 1997 Plans remain outstanding and subject to the vesting and exercise terms of the original grant. All shares that remained available for future issuance under the 1995 and 1997 Plans at the time of their termination were transferred to the 1998 Equity Incentive Plan. No further options can be granted under the 1995 and 1997 Plans. Options granted under the 1995 and 1997 Plans are subject to terms substantially similar to those described below with respect to options granted under the 1998 Equity Incentive Plan.

   The 1998 Equity Incentive Plan (the "1998 Plan") authorizes the award of options, restricted stock awards and stock bonuses. As of December 31, 2001, no restricted stock awards or stock bonus awards

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

have been made under the 1998 Plan. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign's common stock on the date of grant for incentive stock options and 85% of the fair market value for nonqualified stock options. All options are granted at the discretion of the Board and have a term not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 2001, 7,820,417 shares remain available for future awards under the 1998 Plan.

   The Board adopted the 2001 Stock Incentive Plan (the "2001 Plan") in January 2001. The 2001 Plan, which did not require approval by the stockholders, authorizes the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2001, no restricted stock awards have been made under the 2001 Plan. Options may be granted at an exercise price not less than the par value of VeriSign's common stock on the date of grant. All options are granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 2001, 2,276,077 shares remain available for future awards under the 2001 Plan. On January 1 of each year beginning in 2002, the number of shares available for grant under the 2001 Plan will automatically be increased by an amount equal to 2% of the outstanding common shares on the immediately preceding December 31.

   Members of the Board who are not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, are eligible to participate in the 1998 Directors Plan (the "Directors Plan"). The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the date of the grant. Each eligible director who becomes a director on or after January 28, 1998 will initially be granted an option to purchase 25,000 shares on the date he or she first becomes a director (the "Initial Grant"). On each anniversary of a director's Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director will automatically be granted an additional option to purchase 12,500 shares of common stock if the director has served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign. At December 31, 2001, 275,000 shares remain available for future grant under the Directors Plan.

   In connection with its acquisitions in 2001 and 2000, VeriSign assumed some of the acquired companies' stock option plans. Options granted under these plans generally have terms of seven to ten years and generally vest over a four-year period. No further options can be granted under any of the assumed plans.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


   A summary of stock option activity under the Plans follows:

                                                   Year Ended December 31,
                              -----------------------------------------------------------------
                                      2001                  2000                  1999
                              --------------------- --------------------- ---------------------
                                          Weighted-             Weighted-             Weighted-
                                           Average               Average               Average
                                          Exercise              Exercise              Exercise
                                Shares      Price     Shares      Price     Shares      Price
                              ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning of
  year....................... 28,639,917   $59.65   17,835,362   $ 16.77  16,516,368   $ 4.79
Assumed in business
  combinations...............  3,550,832    15.16   10,204,590     50.23          --       --
Granted...................... 15,789,042    39.12    8,007,368    129.92   7,300,926    35.66
Exercised.................... (5,653,134)   12.75   (5,657,256)    11.70  (4,198,177)    3.10
Canceled..................... (4,986,150)   73.05   (1,750,147)    49.36  (1,783,755)    9.60
                              ----------            ----------            ----------
Outstanding at end of year... 37,340,507    52.50   28,639,917     59.65  17,835,362    16.77
                              ==========            ==========            ==========
Exercisable at end of year... 12,074,142    44.53    6,297,793     17.40   2,424,728     3.36
                              ==========            ==========            ==========
Weighted average fair value
  of options granted during
  the year...................               26.42                  97.01                21.86

   The following table summarizes information about stock options outstanding as of December 31, 2001:

                                                     Weighted-
                                                      Average   Weighted-             Weighted-
                                                     Remaining   Average               Average
                                          Shares    Contractual Exercise    Shares    Exercise
Range of Exercise Prices                Outstanding    Life       Price   Exercisable   Price
------------------------                ----------- ----------- --------- ----------- ---------
$    .03 - $  2.80.....................  2,249,705  3.96 years   $  1.65   2,176,399   $  1.65
$   3.03 - $  9.81.....................  3,361,287  4.25 years      7.21   2,239,869      7.09
$  10.03 - $ 18.25.....................  1,630,787  3.72 years     12.90   1,153,984     12.81
$  20.44 - $ 29.90.....................  2,311,950  6.46 years     27.16   1,289,828     27.13
$  30.44 - $ 39.80..................... 12,861,087  5.72 years     34.84   1,190,825     36.29
$  40.00 - $ 49.94.....................  3,374,867  5.58 years     43.65     769,284     43.16
$  50.11 - $ 99.51.....................  5,496,933  5.83 years     68.75   1,196,069     78.12
$ 100.73 - $149.97.....................  3,046,664  4.17 years    126.95   1,078,508    128.45
$ 150.09 - $199.88.....................  2,942,167  5.46 years    160.77     950,910    161.16
$ 218.50 - $253.00.....................     65,060  5.15 years    237.81      28,466    237.81
                                        ----------                        ----------
                                        37,340,507  5.30 years     52.50  12,074,142     44.53
                                        ==========                        ==========

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


   1998 Employee Stock Purchase Plan

   VeriSign has reserved 5,486,785 shares for issuance under the 1998 Employee Stock Purchase Plan ("Purchase Plan"). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 201,953 in 2001, 550,724 in 2000 and 547,896 in 1999. As of December 31, 2001,
3,956,629 shares remain available for future issuance. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31. The weighted-average fair value of the stock purchase rights granted under the Purchase Plan was $27.74 in 2001, $103.76 in 2000 and $15.28 in 1999.

   Pro Forma Information

   VeriSign applies the intrinsic value method in accounting for its equity-based compensation plans. Had compensation cost for its equity-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," VeriSign's net income (loss) would have been as follows:

                                                          Year Ended December 31,
                                                   ------------------------------------
                                                       2001          2000        1999
                                                   ------------   -----------  --------
                                                   (In thousands, except per share data)
As reported:
   Net income (loss).............................. $(13,355,952)  $(3,115,474) $  3,955
   Net income (loss) per share:
       Basic...................................... $     (65.64)  $    (19.57) $    .04
       Diluted.................................... $     (65.64)  $    (19.57) $    .03
Pro forma:
   Net (loss) under SFAS No. 123.................. $(13,619,611)  $(3,246,422) $(24,667)
   Net (loss) per share:
       Basic...................................... $     (66.93)  $    (20.40) $   (.25)
       Diluted.................................... $     (66.93)  $    (20.40) $   (.25)

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


   The fair value of stock options and Purchase Plan options was estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Purchase Plan options for each period presented.

                                                        Year Ended December 31,
                                                  ----------------------------------
                                                     2001        2000        1999
                                                  ----------  ----------  ----------
Stock options:
   Volatility....................................    100%        115%         85%
   Risk-free interest rate.......................    4.25%       6.06%       5.54%
   Expected life.................................  3.5 years   3.5 years   3.5 years
   Dividend yield................................    zero        zero        zero
Purchase Plan options:
   Volatility....................................    100%        115%         85%
   Risk-free interest rate.......................    4.07%       6.20%       5.00%
   Expected life................................. 1.25 years  1.05 years  1.25 years
   Dividend yield................................    zero        zero        zero

Note 10.  Income Taxes

   Total income tax expense was allocated as follows:

                                                      Year Ended December 31,
                                                   -----------------------------
                                                     2001       2000      1999
                                                   ---------  --------  --------
                                                           (In thousands)
Continuing operations:
   Current:
       Federal.................................... $ 106,135  $     --  $     --
       State......................................    20,308        --        --
       Foreign....................................     3,137        --        --
                                                   ---------  --------  --------
                                                     129,580        --        --
                                                   ---------  --------  --------
   Deferred:
       Federal....................................  (165,429)       --        --
       State......................................   (42,073)       --        --
       Foreign....................................        --        --        --
                                                   ---------  --------  --------
                                                    (207,502)       --        --
                                                   ---------  --------  --------
   Income tax benefit.............................   (77,922)       --        --
                                                   ---------  --------  --------
Charge (benefit) to comprehensive loss
  attributable to investment securities...........     3,522   (30,963)   29,670
Tax benefit from employee stock plans credited to
  stockholders' equity............................        --   (67,448)  (29,778)
                                                   ---------  --------  --------
                                                   $ (74,400) $(98,411) $   (108)
                                                   =========  ========  ========

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


   The difference between income tax expense and the amount resulting from applying the Federal statutory rate of 35% to income before income taxes is attributable to the following:

                                                       Year Ended December 31,
                                                  ---------------------------------
                                                     2001         2000       1999
                                                  -----------  -----------  -------
                                                            (In thousands)
Income tax benefit at Federal Statutory rate..... $(4,700,241) $(1,090,416) $ 1,384
State taxes, net of Federal benefit..............     (21,765)      (1,732)       1
Foreign taxes....................................       3,137          871    1,108
Goodwill amortization and in-process research and
  development....................................   4,594,096    1,009,765       --
Current year operating losses and temporary
  differences for which no tax benefit is
  recognized.....................................          --       59,852   (1,726)
Research and experimentation credit..............      (5,483)      (1,444)  (1,101)
Other............................................      52,334       23,104      334
                                                  -----------  -----------  -------
                                                  $   (77,922) $        --  $    --
                                                  ===========  ===========  =======

   The tax effects of temporary differences that give rise to significant portions of VeriSign's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                      --------------------
                                                        2001       2000
                                                      ---------  ---------
                                                         (In thousands)
    Deferred tax assets:
       Net operating loss carryforwards.............. $ 186,403  $ 148,282
       Deductible goodwill...........................   170,155     67,198
       Tax credit carryforwards......................    12,325      4,332
       Property and equipment........................    10,605      6,204
       Deferred revenue, accruals and reserves.......   209,072    153,557
       Unrealized loss...............................        --      1,293
       Other.........................................     3,247        899
                                                      ---------  ---------
                                                        591,807    381,765
    Valuation allowance..............................  (340,480)   (68,843)
    Deferred tax liabilities:
       Non-deductible acquired intangibles...........  (249,178)  (312,922)
       Unrealized gain...............................    (2,149)        --
                                                      ---------  ---------
       Net deferred tax assets....................... $      --  $      --
                                                      =========  =========

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management does not believe it is more likely than not that the

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. The total valuation allowance increased $271,637,000 in 2001 and $61,107,000 in 2000. Of the total valuation allowance at December 31, 2001, $270,891,000 arises from deferred tax assets related to stock compensation deductions. If realized, this amount will be credited to additional paid-in capital. The remaining balance of the valuation allowance, $69,589,000, if realized will be credited to the statement of operations.

   As of December 31, 2001, VeriSign has available net operating loss carryforwards for federal income tax purposes of approximately $492,370,000 related to stock compensation deductions. VeriSign has available net operating loss carryforwards for state income tax purposes of approximately $313,785,000 related to stock compensation deductions. At December 31, 2001, VeriSign has no net operating loss carryforwards for federal or state income tax purposes related to its operations. The federal net operating loss carryforwards will expire, if not utilized, in 2010 through 2021. The state net operating loss carryforwards will expire, if not utilized, in 2004 through 2021.

   As of December 31, 2001, VeriSign has available for carryover research and experimentation tax credits for federal income tax purposes of approximately $8,931,000 and for state income tax purposes of approximately $5,189,000. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2021. State research and experimental tax credits carry forward indefinitely until utilized.

Note 11.  Commitments and Contingencies

   Leases

   Iluminet, a wholly-owned subsidiary of VeriSign, has entered into various capital lease obligations that expire in 2002 and 2003 for network assets. The majority of the capital lease agreements allow Illuminet to purchase the assets at the end of the lease term for a nominal amount. The cost of property and equipment held under capital leases at December 31, 2001 was $3,480,000 and was included in computer equipment and purchased software. Related accumulated depreciation at December 31, 2001 was $177,000.

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


   VeriSign leases a portion of its facilities under operating leases that extend through 2011. Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2001 are as follows:

                                                             Capital Operating
                                                             Leases   Leases
                                                             ------- ---------
                                                              (In thousands)
 2002....................................................... $2,164  $ 27,320
 2003.......................................................    409    20,804
 2004.......................................................     58    18,094
 2005.......................................................      6    14,499
 2006.......................................................     --    10,301
 Thereafter.................................................     --    23,241
                                                             ------  --------
    Total minimum lease payments............................  2,637  $114,259
                                                                     ========
 Less amount representing interest (at 8.12%)...............    150
                                                             ------
 Obligations under capital leases........................... $2,487
                                                             ======

   Obligations under capital leases are included in other long-term liabilities in the accompanying consolidated balance sheets.

   Net rental expense under operating leases was $33,167,000 in 2001, $15,198,000 in 2000 and $3,700,000 in 1999. VeriSign has sub-leased offices to various companies under non-cancelable operating leases. VeriSign received payments of $3,020,000 in 2001, $1,222,000 in 2000 and $507,000 in 1999 and
will receive payments of $2,451,000 in 2002 and $822,000 in 2003.

   In December 2001, VeriSign signed a master contract with IBM under which it committed to purchase $30 million of IBM technology over the next three years.

   Legal Proceedings

   VeriSign is engaged in several complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign's consolidated financial position and results of operations.

Note 12.  Segment Information

   Description of segments

   Subsequent to its acquisition of Network Solutions in June 2000, VeriSign organized its business into two reportable operating segments, the Enterprise and Service Provider Division and the Mass Markets Division. The segments were determined based primarily on how the chief operating decision maker

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999

("CODM") views and evaluates VeriSign's operations. VeriSign's Chief Executive Officer has been identified as the CODM as defined by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. The performance of each segment is measured based on several metrics, including gross margin.

   The Mass Markets Division provides domain name registration, digital certificate and payment services and other value-added services to small and medium sized companies as well as to individual consumers. The Enterprise and Service Provider Division provides products and services to organizations that want to establish and deliver Internet-based and telecommunications-based services for their customers in both business-to-consumer and business-to-business environments. In 2000, VeriSign's results prior to its acquisition of Network Solutions are included in the Enterprise and Service Provider Division.

   In 1999, VeriSign operated in a single reportable segment and derived substantially all of its revenues from sales of Internet-based trust services.

   The accounting policies used to derive reportable segment results are generally the same as those described in Note 1, "Description of Business and Summary of Significant Accounting Policies."

   The following table reflects the results of VeriSign's reportable segments under VeriSign's management system. The "Other" segment consists primarily of unallocated corporate expenses. These results are used, in part, by the CODM and by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm's length transfer at the best price available for comparable external transactions.

                                         Enterprise and    Mass
                                        Service Provider Markets             Total
                                            Division     Division  Other    Segments
                                        ---------------- -------- -------  ----------
                                                       (In thousands)
Year ended December 31, 2001:
   External revenues...................     $428,503     $555,061 $    --  $  983,564
   Internal revenues...................      130,597           --      --     130,597
                                            --------     -------- -------  ----------
       Total revenues..................     $559,100     $555,061 $    --  $1,114,161
                                            ========     ======== =======  ==========
   Gross margin........................     $249,368     $396,587 $(6,112) $  639,843
                                            ========     ======== =======  ==========
Year ended December 31, 2000:
   External revenues...................     $192,132     $282,634 $    --  $  474,766
   Internal revenues...................       63,140           -- $    --      63,140
                                            --------     -------- -------  ----------
       Total revenues..................     $255,272     $282,634 $    --  $  537,906
                                            ========     ======== =======  ==========
   Gross margin........................     $175,478     $136,239 $    --  $  311,717
                                            ========     ======== =======  ==========

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


   The following table presents revenue for groups of similar services:

                                                                Year Ended
                                                               December 31,
                                                             -----------------
                                                               2001     2000
                                                             -------- --------
                                                              (In thousands)
 Web presence and trust services............................ $555,061 $282,634
 Managed security and network services......................  298,000  147,984
 Registry and telecommunications services...................  130,503   44,148
                                                             -------- --------
    Revenues as reported.................................... $983,564 $474,766
                                                             ======== ========

   Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

   Reconciliation to VeriSign, as reported

                                                             Year Ended December 31,
                                                            -------------------------
                                                                2001         2000
                                                            ------------  -----------
                                                                  (In thousands)
Revenues:
   Total segments.......................................... $  1,114,161  $   537,906
   Elimination of internal revenues........................     (130,597)     (63,140)
                                                            ------------  -----------
   Revenues, as reported................................... $    983,564  $   474,766
                                                            ============  ===========
Net loss:
   Total segments' gross margin............................ $    639,843  $   311,717
   Operating expenses......................................  (14,050,669)  (3,512,026)
   Other income (expense)..................................      (22,469)      86,169
   Income tax benefit......................................       77,922           --
   Minority interest in net income of subsidiary...........         (579)      (1,334)
                                                            ------------  -----------
   Net loss, as reported................................... $(13,355,952) $(3,115,474)
                                                            ============  ===========

   Geographic information

                                                     Year Ended December 31,
                                                    -------------------------
                                                      2001     2000    1999
                                                    -------- -------- -------
                                                         (In thousands)
  Revenues:
     United States................................. $854,495 $407,843 $61,997
     All other countries...........................  129,069   66,923  22,779
                                                    -------- -------- -------
         Total..................................... $983,564 $474,766 $84,776
                                                    ======== ======== =======

                        VERISIGN, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2001, 2000 AND 1999


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

                                                      Year Ended December 31,
                                                  -------------------------------
                                                     2001       2000       1999
                                                  ---------- ----------- --------
                                                          (In thousands)
Long-lived assets:
   United States................................. $6,244,315 $17,539,817 $155,992
   All other countries...........................    202,634     468,973    2,332
                                                  ---------- ----------- --------
       Total..................................... $6,446,949 $18,008,790 $158,324
                                                  ========== =========== ========

   Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets.

   Major customers

   No customer accounted for 10% or more of consolidated revenues in 2001, 2000 or 1999.

Note 13.  Related Party Transactions

   VeriSign recognized revenues totaling $64.0 million in 2001, $13.2 million in 2000 and $.9 million in 1999 from customers, including VeriSign Affiliates, with whom it participated in a private equity round of financing.

   Science Application International Corporation ("SAIC") is an approximately 5% shareholder in VeriSign. In 2001, VeriSign incurred and paid $644,000 to SAIC for subcontractor labor and expenses for the operation of foreign offices. In 2000, VeriSign incurred and paid $1.4 million for fees and services provided by SAIC. Of the total expense, $.7 million was subcontractor labor and expenses for the operations of foreign offices and $.3 million was for corporate services provided by SAIC until all systems were transitioned after our acquisition of Network Solutions. These corporate services included accounting, data processing, payroll and related taxes and employee benefit plans administration and processing. The remaining $.4 million represents other services provided by SAIC.

Note 14.  Subsequent Event (unaudited)

   In February 2002, VeriSign completed its acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. VeriSign paid approximately $350 million in cash for all of the outstanding stock of H.O. Systems. The total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. H.O. System's results of operations will be included in the consolidated financial statements from its date of acquisition.

                                   EXHIBITS

   As required under Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

                     Exhibit
                     Number  Exhibit Description
                     ------  -------------------
                      21.01  Subsidiaries of the Registrant
                      23.01  Consent of KPMG LLP