Form 10-Q
period 2002-03-31
VERISIGN INC/CA
filed 2002-05-15
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-23593

VERISIGN, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3221585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

487 East Middlefield Road, Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 30, 2002
Common stock, $.001 par value	236,388,756

PART I—FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$186,117	$306,054
Short-term investments	119,638	420,643
Accounts receivable, net	282,702	314,923
Prepaid expenses and other current assets	86,093	48,939

Total current assets	674,550	1,090,559
Property and equipment, net	612,745	532,546
Goodwill	5,149,145	4,944,707
Other intangible assets, net	880,658	746,462
Long-term investments	198,353	201,781
Other assets, net	13,384	21,453

	$7,528,835	$7,537,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$302,152	$313,447
Accrued merger costs	46,341	49,069
Deferred revenue	446,896	471,329

Total current liabilities	795,389	833,845

Long-term deferred revenue	141,040	150,727
Deferred taxes	84,993	26,553
Other long-term liabilities	26,120	20,309

Total long-term liabilities	252,153	197,589

Commitments and contingencies

Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000
Issued and outstanding shares: 236,080,218 and 234,358,114 (excluding 1,690,000 shares held in treasury at March 31, 2002 and December 31, 2001)	236	234
Additional paid-in capital	23,064,597	23,051,546
Notes receivable from stockholders	(252)	(252)
Unearned compensation	(23,311)	(27,042)
Accumulated deficit	(16,558,588)	(16,518,878)
Accumulated other comprehensive income (loss)	(1,389)	466

Total stockholders’ equity	6,481,293	6,506,074

	$7,528,835	$7,537,508

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$327,816	$213,413

Costs and expenses:
Cost of revenues	149,702	74,340
Sales and marketing	67,319	64,451
Research and development	14,780	19,887
General and administrative	38,467	31,166
Amortization of goodwill and other intangible assets	84,923	1,374,769

Total costs and expenses	355,191	1,564,613

Operating loss	(27,375)	(1,351,200)
Other income (expense):
Interest and investment loss	(11,332)	(53,200)
Other income (expense), net	(838)	37

Total other loss	(12,170)	(53,163)

Loss before income taxes and minority interest	(39,545)	(1,404,363)
Income tax benefit	—	27,196

Loss before minority interest	(39,545)	(1,377,167)
Minority interest in net income of subsidiary	(165)	(210)

Net loss	$(39,710)	$(1,377,377)

Net loss per share:
Basic and diluted	$(0.17)	$(6.90)

Shares used in per share computation:
Basic and diluted	235,438	199,520

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(39,710)	$(1,377,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	26,041	11,821
Amortization of goodwill and other intangible assets, net	84,923	1,374,769
Write-down of investments	18,773	74,690
Reciprocal transactions for purchases of property and equipment	(6,375)	—
Minority interest in net income of subsidiary	165	210
Deferred income taxes	—	(27,196)
Amortization of unearned compensation	3,731	3,765
Loss on disposal of property and equipment	30	—
Changes in operating assets and liabilities:
Accounts receivable	51,542	(32,087)
Prepaid expenses and other current assets	(37,637)	3,317
Accounts payable and accrued liabilities	(41,954)	8,034
Deferred revenue	(35,359)	26,097

Net cash provided by operating activities	24,170	66,043

Cash flows from investing activities:
Purchases of investments	(41,935)	(589,476)
Proceeds from maturities and sales of investments	323,852	423,747
Purchases of property and equipment	(73,604)	(20,308)
Net cash paid in business combinations	(341,823)	—
Transaction costs	(25,602)	(6,715)
Other assets	996	5,579

Net cash used in investing activities	(158,116)	(187,173)

Cash flows from financing activities:
Collections on notes receivable from stockholders	—	(3)
Net proceeds from issuance of common stock	13,321	26,030

Net cash provided by financing activities	13,321	26,027

Effect of exchange rate changes	688	(1,610)

Net decrease in cash and cash equivalents	(119,937)	(96,713)
Cash and cash equivalents at beginning of period	306,054	460,362

Cash and cash equivalents at end of period	$186,117	$363,649

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Unrealized gain (loss) on investments, net of tax	$(2,543)	$4,861

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at March 31, 2002, and the results of operations and cash flows for the interim periods ended March 31, 2002 and 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared by VeriSign in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with VeriSign’s financial statements for the year ended December 31, 2001 included in the annual report previously filed on Form 10-K.

The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year.

The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable approximate their respective fair values.

Note 2.    Business Combination

During February 2002, VeriSign completed its acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. H.O. Systems’ billing platform will be combined with the signaling, intelligent network and clearinghouse services of Illuminet Holdings, Inc., a wholly owned subsidiary of VeriSign, to enable VeriSign to offer wireless carriers a package of essential services. VeriSign paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. As part of the purchase price, VeriSign recorded an accrual for merger-related costs of approximately $17 million. The total purchase price has been preliminarily allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. VeriSign recorded goodwill of approximately $213 million and other intangible assets of approximately $210 million as a result of this acquisition. The intangible assets will be amortized over a six year period. Goodwill will not be amortized but will be tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition. Pro forma results of operations reflecting the acquisition of H.O. Systems have not been presented because H.O. Systems’ results of operations are not material to VeriSign’s results of operations.

Note 3.    Reciprocal Transactions

Reciprocal transactions entered into during the quarter ended March 31, 2002, generated approximately $6.9 million of revenues of which $4.4 million was non-monetary. An additional $2.6 million of revenues was recognized during the quarter ended March 31, 2002, which related to reciprocal transactions entered into in prior periods. Revenues recognized under reciprocal arrangements were approximately $1.7 million in the three months ended March 31, 2001, of which all involved nonmonetary transactions.

Note 4.    Goodwill and Other Intangible Assets

VeriSign adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to testing for

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment beginning January 1, 2002 and on an annual basis thereafter. The net book value of goodwill on January 1, 2002 was approximately $4.9 billion. In addition, approximately $10.9 million of intangible assets previously allocated to workforce in place was subsumed into goodwill as of January 1, 2002. VeriSign is evaluating the remaining useful lives of its other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. VeriSign determined that no adjustments to the useful lives of its other intangible assets were necessary.

The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. With regard to its goodwill balance at January 1, 2002, VeriSign must perform the first step of this evaluation by June 30, 2002. If the results of this evaluation indicate that goodwill may be impaired, the second step will be completed as soon as possible thereafter. As of March 31, 2002, VeriSign has established reporting units based on its current reporting structure however, the process of allocating goodwill to each reporting unit is still in process and will be completed by June 30, 2002.

VeriSign’s other intangible assets comprise:

	As of March 31, 2002
	Gross	Accumulated Amortization	Net
	(In thousands)
ISP hosting relationships	$11,388	$(9,640)	$1,748
Customer relationships	260,597	(27,023)	233,574
Technology in place	148,993	(27,433)	121,560
Non-compete agreement	1,019	(734)	285
Trade name	76,314	(72,710)	3,604
Contracts with ICANN and customer lists	953,589	(433,702)	519,887

	$1,451,900	$(571,242)	$880,658

	As of December 31, 2001
	Gross	Accumulated Amortization	Net
	(In thousands)
ISP hosting relationships	$11,388	$(9,116)	$2,272
Customer relationships	260,597	(15,408)	245,189
Technology in place	49,163	(20,943)	28,220
Non-compete agreement	1,019	(649)	370
Trade name	74,464	(72,514)	1,950
Contracts with ICANN and customer lists	826,390	(368,870)	457,520
Workforce in place	18,595	(7,654)	10,941

	$1,241,616	$(495,154)	$746,462

Amortization expense related to intangible assets was $84.9 million and $70.8 million for the quarters ended March 31, 2002, and March 31, 2001, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future amortization expense related to other intangible assets at March 31, 2002 is as follows:

(In thousands)
2002 (9 months)	$259,190
2003	292,883
2004	93,238
2005	86,373
2006	81,835
Thereafter	67,139

$880,658

Had the provisions of SFAS No. 142 been in effect for all periods presented, VeriSign’s net loss would have been as follows:

	Three Months Ended March 31,
	2002	2001
Net loss:
Net loss as reported	$(39,710)	$(1,377,377)
Add back amortization of goodwill and workforce in place	—	1,303,870

Net loss as adjusted	$(39,710)	$(73,507)

Net loss per share:
Basic and diluted as reported	$(0.17)	$(6.90)
Add back amortization of goodwill and workforce in place	—	6.53

Basic and diluted as adjusted	$(0.17)	$(0.37)

Note 5.    Investments

VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. Investments in public companies are classified as “available-for-sale” and are included in short-term investments in the condensed consolidated financial statements. These investments are carried at fair value based on quoted market prices. VeriSign reviews its marketable equity holdings in publicly-traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. VeriSign considers the investee company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable equity security, VeriSign writes down the investment to its market value and records the related write-down as an investment loss in its consolidated statements of operations.

Investments in non-public companies are included in long-term investments in the condensed consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related write-down as an investment loss in its consolidated statements of operations. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other than temporary.

From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. VeriSign recognized revenues totaling $11.1 million in the three months ended March 31, 2002 and $4.1 million in the three months ended March 31, 2001, from customers, including VeriSign Affiliates, with whom it had previously participated in a private equity round of financing.

During the first quarters of 2002 and 2001, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other than temporary and recorded write-downs of these investments totaling $18.8 million and $74.7 million, respectively. VeriSign reviews all of its public and non-public investments on a quarterly basis.

Note 6.    Comprehensive Loss

Comprehensive loss consists of net loss plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net loss	$(39,710)	$(1,377,377)
Change in unrealized gain (loss) on investments, net of tax	(2,543)	4,861
Translation adjustments	688	(1,610)

Comprehensive loss	$(41,565)	$(1,374,126)

Note 7.    Calculation of Net Loss per Share

Basic net loss per share is computed by dividing net loss (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net loss per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share data)
Basic and diluted net loss per share:
Net loss	$(39,710)	$(1,377,377)

Determination of basic and diluted shares:
Weighted average shares outstanding	235,438	199,520
Potential common shares—dilutive stock options	—	—

Basic and diluted average common shares outstanding	235,438	199,520

Basic and diluted net loss per share	$(0.17)	$(6.90)

VeriSign has excluded potential common shares subject to outstanding stock options from the calculation of diluted net loss per share for both periods presented because their effect would have been anti-dilutive. At March 31, 2002, options to purchase 47,326,367 shares were outstanding and at March 31, 2001, options to purchase 26,182,318 shares were outstanding.

Note 8.    Commitments and Contingencies

Legal Proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s consolidated financial position and results of operations.

Note 9.    Segment Information

Description of segments

VeriSign’s business is organized into two reportable operating segments, the Enterprise and Service Provider Division and the Mass Markets Division. The segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. The performance of each segment is measured based on several metrics, including gross margin.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the results of VeriSign’s reportable segments under VeriSign’s management system. The “Other” segment consists primarily of unallocated corporate expenses. These results are used, in part, by the CODM and by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external transactions.

	Mass Markets Division	Enterprise and Service Provider Division	Other	Total Segments
	(In thousands)
Three months ended March 31, 2002:
Total revenues	$112,892	$241,576	$—	$354,468
Internal revenues	—	(26,652)	—	(26,652)

Total external revenues	$112,892	$214,924	$—	$327,816

Cost of revenues	$57,368	$112,679	$6,307	$176,354
Internal cost of revenues	(26,652)	—	—	(26,652)

Total cost of revenues	$30,716	$112,679	$6,307	$149,702

Segment gross margin after eliminations	$82,176	$102,245	$(6,307)	$178,114

Three months ended March 31, 2001:
Total revenues	$136,677	$109,324	$—	$246,001
Internal revenues	—	(32,588)	—	(32,588)

Total external revenues	$136,677	$76,736	$—	$213,413

Cost of revenues	$73,266	$29,555	$4,107	$106,928
Internal cost of revenues	(32,588)	—	—	(32,588)

Total cost of revenues	$40,678	$29,555	$4,107	$74,340

Segment gross margin after eliminations	$95,999	$47,181	$(4,107)	$139,073

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to VeriSign, as reported

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Revenues:
Total segments	$354,468	$246,001
Elimination of internal revenues	(26,652)	(32,588)

Revenues, as reported	$327,816	$213,413

Net loss:
Segment gross margin	$178,114	$139,073
Operating expenses	205,489	1,490,273

Operating loss	(27,375)	(1,351,200)
Other loss	(12,170)	(53,163)
Income tax benefit	—	27,196
Minority interest in net (income) of subsidiary	(165)	(210)

Net loss, as reported	$(39,710)	$(1,377,377)

Geographic information

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Revenues:
United States	$298,259	$191,519
All other countries	29,557	21,894

Total	$327,816	$213,413

VeriSign operates in the United States, Europe, South Africa, Asia and Canada. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Herndon, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

	As of March 31,
	2002	2001
	(In thousands)
Long-lived assets:
United States	$6,614,015	$16,349,008
All other countries	240,270	414,479

Total	$6,854,285	$16,763,487

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, and other long-term assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

For the three months ended March 31, 2002, VeriSign recorded no tax benefit. This is due to the uncertainty of the realization of current net operating losses and certain deferred tax assets.

VeriSign’s accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of its deferred tax assets. In concluding that a valuation allowance was required to be applied to certain deferred tax assets, management considered such factors as VeriSign’s history of operating losses, its uncertainty as to the projected long-term operating results, and the nature of its deferred tax assets. Although VeriSign’s operating plans assume taxable and operating income in future periods, management’s evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a benefit to additional paid in capital and will not result in future income statement benefit.

Note 11.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. VeriSign adopted the provisions of SFAS No. 141 commencing July 1, 2001. VeriSign has accounted for all of its business combinations in 2002 and 2001 as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. VeriSign will adopt SFAS No. 143 effective January 1, 2003. The effect of adopting SFAS No. 143 is not expected to have a material effect on VeriSign’s consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. VeriSign has adopted SFAS No. 144 effective January 1, 2002. The effect of adopting this Statement is not expected to have a material effect on VeriSign’s consolidated financial position or results of operations.

Note 12.    Subsequent Events

On April 25, 2002, VeriSign announced plans to restructure its operations to fully rationalize, integrate and align the resources of the company, including recently acquired Illuminet Holdings and H.O. Systems. The realignment and integration measures are currently taking place and have resulted in a reduction of our workforce by approximately 350 employees, or 10 percent. As a result of the restructuring we expect to incur charges of approximately $70 to $80 million. These charges will include employee severance, lease and contract terminations and write-downs of certain property and equipment, including leasehold improvements as well as other related costs.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on press releases issued May 9-11, 2002, a securities class action lawsuit has been filed in the United States District Court for the Northern District of California against VeriSign and certain of its executive officers alleging violation of the federal securities laws. In addition, a shareholder derivative complaint has been filed in the Superior Court of the State of California, Santa Clara County, against our board of directors and certain executive officers alleging violation of the California Corporations Code, breach of fiduciary duty and other violations of law. As of May 13, 2002, neither VeriSign nor any of its directors or officers have been served with either of these lawsuits. We intend to vigorously defend ourselves against these claims.

At March 31, 2002, VeriSign owned preferred and common shares of RealNames Corporation. In May 2002, RealNames announced that Microsoft had chosen not to renew a distribution agreement with RealNames and as a result RealNames would cease normal business operations. As a result of this development, we have evaluated our investment in RealNames and we have determined that there is an other than temporary impairment of the investment. At March 31, 2002, but subsequent to our first quarter earnings announcement, VeriSign has recorded an investment write-off of $18.8 million based upon the carrying value of our investment in RealNames.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may affect future results of operations and cause or contribute to such differences include, but are not limited to, those discussed in the section “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we have filed or will file in 2002 and our Annual Report on Form 10-K for the period ending December 31, 2001, which was filed on March 19, 2002. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign is a leading provider of digital trust services that enable Web site owners, enterprises, communications service providers, electronic commerce service providers and individuals to engage in secure digital commerce and communications. Our digital trust services include three core offerings: managed security and network services, registry and telecommunications services, and Web presence and trust services. We market our services through our direct sales force, telesales operations, member organizations in our global affiliate network, value added resellers, service providers and our Web sites.

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

Enterprise and Service Provider Division

The Enterprise and Service Provider Division provides the following types of services: managed security and network services, registry services and telecommunications services.

Managed security and network services include our traditional public key infrastructure, or PKI, services for enterprises or members of our VeriSign Affiliate program, enterprise consulting and management services, digital brand management services and managed domain name services.

As a registry, we are the exclusive registry of domain names within the .com, .net and .org global top-level domains under agreements with the Internet Corporation for Assigned Names and Numbers, or ICANN, and the Department of Commerce, or DOC. We maintain the master directory of all second-level domain names in these top-level domains. We own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names.

We provide specialized services to telecommunications carriers through our Illuminet and H.O. Systems subsidiaries. Illuminet’s service offerings include the Signaling System 7, or SS7, network, as either part of the connectivity, switching and transport function of the SS7 network or as intelligent network services delivered over the SS7 network. SS7 is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access and caller identification. H.O. Systems offers advanced billing and customer care services to wireless carriers.

Mass Markets Division

The Mass Markets Division provides the following types of Web-related services: Web presence services, Web trust services and payment services.

Through our Web presence services, we provide digital identity through domain name registration services and value added services, such as email, Web site creation tools and other e-commerce enabling offerings. We register second-level domain names in the .com, .net, .org, .biz and .info global top-level domains, as well as selected country code top-level domains, such as .us, .de and .tv, around the world, enabling individuals, companies and organizations to establish a unique identity on the Internet. Our secondary market domain name service offering, GreatDomains.com, is a marketplace where customers can transfer and appraise domain names.

Web trust services include our Web server digital certificate services, which enable merchants to implement and operate secure Web sites that utilize the Secure Sockets Layer, or SSL, or Wireless Transport Layer Security, or WTLS, protocols. These services provide merchants with the means to identify themselves to consumers and to encrypt communications between consumers and their Web site.

Payment services provide Internet merchants with the ability to securely and digitally authorize, capture and settle a variety of payment types using our Internet payment gateway.

Acquisitions

In February 2002, we completed our acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. H.O. Systems’ billing platform will be combined with the signaling, intelligent network and clearinghouse services of Illuminet Holdings, Inc., a wholly owned subsidiary of VeriSign, to enable us to offer wireless carriers a package of essential services. We paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. As part of the purchase price, we recorded an accrual for merger-related costs of $17 million. The total purchase price has been preliminarily allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We recorded goodwill of approximately $213 million and other intangible assets of approximately $210 million as a result of this acquisition. The intangible assets will be amortized over a six year period. Goodwill will not be amortized but will be tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition.

We completed our acquisition of Illuminet in December 2001. In addition, during 2001, we completed acquisitions of or acquired certain assets of eleven other privately held companies, which were not significant, either individually or in the aggregate. Each of these transactions has been accounted for as a purchase and, accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition.

Subsequent Events

Based on press releases issued May 9-11, 2002, a securities class action lawsuit has been filed in the United States District Court for the Northern District of California against VeriSign and certain of its executive officers alleging violation of the federal securities laws. In addition, a shareholder derivative complaint has been filed in the Superior Court of the State of California, Santa Clara County, against our board of directors and certain executive officers alleging violation of the California Corporations Code, breach of fiduciary duty and other violations of law. As of May 13, 2002, neither VeriSign nor any of its directors or officers have been served with either of these lawsuits. We intend to vigorously defend ourselves against these claims.

At March 31, 2002, VeriSign owned preferred and common shares of RealNames Corporation. In May 2002, RealNames announced that Microsoft had chosen not to renew a distribution agreement with RealNames and as a result RealNames would cease normal business operations. As a result of this development, we have evaluated our investment in RealNames and we have determined that there is an other than temporary impairment of the investment. At March 31, 2002, but subsequent to our first quarter earnings announcement, VeriSign has recorded an investment write-off of $18.8 million based upon the carrying value of our investment in RealNames.

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, doubtful accounts, investments and long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenues from issuances of digital certificates and business process licensing to VeriSign Affiliates in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and generally recognize revenues when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. We define each of these four criteria as follows:

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

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If we determine from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenues are recognized as cash is collected.

We allocate revenues on software arrangements involving multiple elements to each element based on the relative fair values of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence, or VSOE. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenues to maintenance and support service, professional services and training components of our perpetual license arrangements. We sell our professional services and training separately, and have established VSOE on this basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We recognize revenues from licenses in which maintenance is bundled with the software license, such as for digital certificates, digital certificate provisioning and OnSite managed services ratably over the license term of one to three years.

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

Revenues from payment services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” revenues from the set-up fee are deferred and recognized ratably over the period that the fees are earned. Revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

Revenues from telecommunications services are comprised of network connectivity revenues and intelligent network services revenues, and wireless billing and customer care services. Network connectivity revenues are derived from establishing and maintaining connection to our SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. The initial connection fee and related costs are deferred and recognized over the term of the arrangement. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Revenues from prepaid wireless account management services and unregistered wireless roaming services are based on the revenue we retain and recognized in the period in which we process such calls on a per-minute or per-call basis. Wireless billing and customer care services revenue represents a monthly recurring fee for every subscriber activated by our wireless carrier customer.

Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse revenues are earned based on the number of messages processed. Included in prepaid expenses and other current assets are amounts from customers that are related to our telecommunications services for third-party network access, data base charges and clearinghouse toll amounts that have been invoiced but are not recognized as revenue.

On occasion, we have purchased goods or services for our operations from various organizations at or about the same time that we licensed our software to these organizations. These transactions are recorded at terms we consider to be fair value. For these reciprocal arrangements, we consider Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB Opinion No. 29 and EITF Issue No. 01-02. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing the fair values are determinable within reasonable limits. In determining the fair values, we consider the recent history of cash sales of the same products or services in similar sized transactions. Revenues from such transactions may be recognized over a period of time as the products or services are received. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

Reciprocal transactions entered into during the quarter ended March 31, 2002, generated approximately $6.9 million of revenues of which $4.4 million was non-monetary, as defined above. An additional $2.6 million of revenues was recognized during the quarter ended March 31, 2002, which related to reciprocal transactions entered into in prior periods. In the three months ended March 31, 2001, we recognized revenues under reciprocal arrangements of approximately $1.7 million, of which all involved nonmonetary transactions, as defined above.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category. We also monitor our accounts receivable for any build up of concentration to any one customer, industry or geographic region. To date, our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

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

We review our marketable equity holdings in publicly-traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. We consider the investee company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management, among other factors, in our review. If we determine that an other-than-temporary decline exists in a marketable equity security, we write down the investment to its market value and record the related write-down as an investment loss in our consolidated statements of operations. For non-public companies, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If we determine that an other-than-temporary decline exists in a non-public equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our consolidated statements of operations. Generally, if cash balances are insufficient to sustain the company’s operations for a six-month period and there are no current prospects of future funding for the investee, we consider the decline in fair value to be other than temporary. During the three month periods ended March 31, 2002 and 2001, we determined that the decline in value of certain of our public and non-public equity investments was other than temporary and recorded write-downs of these investments totaling $18.8 million and $74.7 million, respectively.

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

Recoverability of long-lived assets is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of its amortization period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our services, sustainability of gross margins, our ability to integrate acquired companies and achieve economies of scale, and valuation multiples required by investors or buyers. Changes in these estimates could require us to further write down the carrying amount of our long-lived assets. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Effective January 1, 2002, we assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 requires that a two-step test be performed. First, the fair value of each of our reporting units is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

Pro forma financial information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include the amortization and write-down of goodwill and intangible assets related to acquisitions, stock-based compensation charges related to acquisitions, write-down of investments and benefit for income taxes. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earning releases and investor calls. Subsequent to our first quarter earnings release, but effective March 31, 2002, VeriSign recorded an investment write-off of $18.8 million based upon the carrying value of our investment in RealNames Corporation. This adjustment had no impact on the pro forma results and only impacted our GAAP results.

Results of Operations

We have experienced substantial net losses in the past and we expect to continue to report losses due to the charges we incur for the amortization of acquired intangible assets related to our acquisitions. As of March 31, 2002, we had an accumulated deficit of approximately $16.6 billion, primarily due to $16.8 billion of goodwill and other intangible asset write-downs and amortization related to our acquisitions.

Revenues

A comparison of revenues for the three-month periods ended March 31, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
First quarter period:
Web presence and trust services	$112,892	$136,677	(17)%

Subtotal—Mass Markets Division	112,892	136,677

Managed security and network services	97,170	51,978	87%
Registry and telecommunications services	117,754	24,758	376%

Subtotal—Enterprise and Service Provider Division	214,924	76,736

Total revenues	$327,816	$213,413	54%

Total revenues increased 54% in the three months ended March 31, 2002 from the three months ended March 31, 2001. Revenues for our Mass Markets Division decreased 17% due to the reduction in registrations for new and renewed domain names. Revenues for our Enterprise and Service Provider Division increased 180% due to the acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively, and due to increased demand for our third party products. Sales of authentication services, particularly Web site digital certificates and enterprise and affiliate PKI services, increased from the same quarter a year ago. In addition, we expanded the VeriSign Trust Network of worldwide affiliates to include a total of 51 affiliates, up from 37 in the first quarter of 2001.

Reciprocal transactions entered into during the quarter ended March 31, 2002, generated approximately $6.9 million of revenues of which $4.4 million was non-monetary. An additional $2.6 million of revenues was recognized during the quarter ended March 31, 2002, which related to reciprocal transactions entered into in prior periods. Revenues recognized under reciprocal arrangements were approximately $1.7 million in the three months ended March 31, 2001, of which all involved nonmonetary transactions.

We derived 3.4% in the three months ended March 31, 2002 and 1.9% in the three months ended March 31, 2001 of our total revenues from customers with whom we have previously participated in a private equity round of financing, including several of the VeriSign Affiliates as well as various technology companies in a variety of related market areas. Typically in these relationships, under separate agreements, we sell our products and services to a company and, under a separate agreement, participate with other investors in a private equity round financing of the company. We typically make our investments with others where our investment is less than 50% of the total financing round. Our policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

Mass Markets Division

During the first three months of 2002, we registered approximately 600,000 new domain names and renewed or extended an additional 1.0 million domain names bringing the total active domain names under management by the Registrar to approximately 12.0 million at March 31, 2002. Due to the extremely competitive market in domain names, we have experienced moderate price declines in sales prices for domain names. We expect that this trend will continue.

Our Mass Markets Division and our Enterprise and Service Provider Division issued approximately 101,000 new and renewed Web site digital certificates in the first quarter of 2002 compared to 90,000 in the first quarter of 2001. The total installed base was over 385,000 certificates at March 31, 2002. In particular, the Mass Markets Division Web site certificate base increased by 10,000 installed certificates in the first three months of 2002 to a total of 270,000 certificates at March 31, 2002. In addition, due to increased competition in the Web trust services market, we have experienced moderate pricing pressure for our services. We expect that this pricing pressure will continue.

Enterprise and Service Provider Division

In the three months ended March 31, 2002, revenues from the managed security and network services product line increased 87% over the comparable period in 2001. The revenue increase was primarily due to increases in OnSite services sold, an increase in royalties earned from existing affiliates and an overall increase in the volume of consulting services that included the resale of third party products.

Revenues from registry and telecommunications services increased 376% in the first three months of 2002 compared to the first three months of 2001 due to our acquisitions of Illuminet and H.O. Systems in December 2001, and February 2002, respectively, which are included in telecommunication services. The VeriSign Global Registry Services group managed approximately 27.3 million domain names at March 31, 2002 in the active zone file for all domain names ending in .com, .net and .org. The Global Registry Services group also processed the renewal, extension or transfer of 3.5 million domain names during the first three months of 2002, bringing the total number of paid domain name transactions during the three months ended March 31, 2002 to 6.1 million. VeriSign’s Illuminet subsidiary added 36 new signaling points in the first quarter, bringing its total number of signaling points to 975, up from 939 the prior quarter. In addition, Illuminet saw the number of queries on its database increase to 6.6 billion during the quarter, up from 6.2 billion last quarter. VeriSign’s first quarter revenue also included slightly less than two months revenue from newly acquired H.O. Systems, a leading provider of billing and customer care solutions to the wireless carriers.

International revenues

Revenues from international subsidiaries and affiliates accounted for 9% of revenues in the first quarter of 2002 and 10% of revenues in the first quarter of 2001. The percentage decrease in revenues from international subsidiaries and affiliates was primarily related to the acquisitions of Illuminet Holdings in December 2001 and H.O. Systems in February 2002 whose revenues are attributable to the United States.

In 1998, we began our international affiliate program under which we signed agreements with local telecommunications companies, financial institutions and others to promote, sell and distribute our PKI services in international markets around the world. These VeriSign Affiliates typically require significant capital development, the cost of which is borne by the affiliate. Our strategy from time to time also includes investing in certain affiliates in strategic markets that represent advantageous economic opportunities for a minority interest of less than 20%. As a result, we have invested in several international affiliates. Revenues from VeriSign Affiliates in which we have invested accounted for approximately 2% of total revenues in the three months ended March 31, 2002 and less than 1% in the three months ended March 31, 2001.

Costs and Expenses

Cost of revenues

Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, payment services, domain name registration services, SS7 network and database services, wireless billing and customer care services, customer support and training, consulting and development services and costs of facilities and computer equipment used in these activities. In addition, with respect to our digital certificate services and telecommunications services, cost of revenues also includes fees paid to third parties to verify certificate applicants’ identities, telecom network infrastructure and billing services, insurance premiums for our service warranty plan, errors and omission insurance and the cost of software and hardware resold to customers.

A comparison of cost of revenues for the three-month periods ended March 31, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
First quarter period:
Cost of revenues	$149,702	$74,340	101%
Percentage of revenues	46%	35%

Growth of revenues was the primary factor in the increase of cost of revenues in the first quarter of 2002 compared to the first quarter of 2001. We hired more employees to support the growth of demand for our products and services and to support the growth of our consulting and training services. We incurred increased expenses for access to third-party databases to verify digital certificate applicants’ identities, increased customer service costs related to our larger customer base and increased expenses related to the cost of hardware and software products resold to customers as part of our consulting business. We anticipate that cost of revenues will continue to increase in absolute dollars as a result of continued growth in all of our lines of business. Our acquisitions of Illuminet Holdings and H.O. Systems have resulted in an increase in our cost of revenues as a percentage of revenues since their acquisitions. Future acquisitions, further expansion into international markets and introductions of additional products will result in further increases in cost of revenues, due to additional personnel and related expenses and other factors.

Cost of revenues as a percentage of revenues increased in the first quarter of 2002 compared to the first quarter of 2001 primarily due to the acquisitions of Illuminet Holdings and H.O. Systems which have different cost structures than our domain name and authentication services. We also realized substantial growth in our sales of third party software and hardware products which are generally made at lower margins than our other enterprise and mass market sales.

Certain of our services, such as consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. In addition, revenues derived from our authentication services, domain name registration services, registry services, payment services and our telecommunications services as a result of our recent acquisitions of Illuminet Holdings and H.O. Systems each have different cost structures.

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

A comparison of sales and marketing expenses for the three-month periods ended March 31, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
First quarter period:
Sales and marketing	$67,319	$64,451	4%
Percentage of revenues	21%	30%

The Mass Markets Division continues to incur expenses promoting the value of the .com, .net and .org Web addresses as well as value-added services including web site design tools and other enhanced service offerings.

The remainder of the increase during the first quarter of 2002 was driven by lead and demand generation activities in our authentication businesses, expansion of our sales force and an increase in international sales expenses.

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

A comparison of research and development expenses for the three-month periods ended March 31, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
First quarter period:
Research and development	$14,780	$19,887	(26)%
Percentage of revenues	5%	9%

Research and development expenses decreased in the first quarter of 2002 compared to the first quarter of 2001 in absolute dollars and as a percentage of revenues. The absolute dollar decrease is related to a substantial decrease in allocated lease expenses resulting from the purchase of our headquarters complex in Mountain View, California, in October 2001. Additionally, we incurred higher expenses for the design, testing and deployment of our Internet trust service offerings in the first quarter of 2001 compared to the first quarter of 2002. The decrease in research and development expenses as a percentage of revenues in the first quarter of 2002 is largely due to the decrease in absolute dollars spent for research and development in the first quarter of 2002 and the different cost structures related to our acquisitions of Illuminet Holdings and H.O. Systems.

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

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities and computer and communications equipment, management information systems, support services, professional services fees and bad debt expense

A comparison of general and administrative expenses for the three-month periods ended March 31, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
First quarter period:
General and administrative	$38,467	$31,166	23%
Percentage of revenues	12%	15%

General and administrative expense increased in the first quarter of 2002 from the comparable period in 2001 due to additional staffing levels required to manage and support our expanded operations and the implementation of additional management information systems. In addition, our bad debt expense increased to $7.0 million in the first three months of 2002 from $4.5 million in the first three months of 2001, primarily as a result of increased revenues and the continued deterioration in the overall economy.

Amortization of goodwill and other intangible assets

Amortization of goodwill and other intangible assets was $85 million in the first three months of 2002 compared to $1.4 billion in the first three months of 2001. The first three months of 2001 includes $1.3 billion of amortization of goodwill. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill in no longer amortized.

Other Expense

Other expense consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains or losses on sales or write-downs of equity investments, the net effect of foreign currency transaction gains and losses, and other miscellaneous expenses.

A comparison of other expense for the three-month periods ended March 31, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
First quarter period:
Other expense	$(12,170)	$(53,163)	77%
Percentage of revenues	(4)%	(25)%

Other expense in the first quarter of 2002 consisted of an investment write-down of $18.8 million offset by $6.6 million of interest income on our cash, cash equivalents and investments. Other expense in the first quarter of 2001 consisted of the write-down of investments totaling $74.7 million on certain public and non-public equity security investments offset by $21.5 million of interest income. As of March 31, 2002 and 2001, we determined that the decline in value of certain of our public and non-public equity securities investments was other than temporary. We may from time to time recognize gains or losses from the sales, write-downs or write-offs of our equity investments.

Deferred Income Taxes

For the three months ended March 31, 2002, VeriSign recorded no tax benefit. This is due to the uncertainty of the realization of current net operating losses and certain deferred tax assets.

Our accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a benefit to additional paid in capital and will not result in future income statement benefit.

Minority Interest in Net Income of Subsidiary

Minority interest in the net income of VeriSign Japan K.K. was $165,000 in the first three months of 2002 and $210,000 in the first three months of 2001. The change is primarily due to a decrease in VeriSign Japan’s gross margin as a result of pricing pressures as compared to the first quarter of 2001. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net income of subsidiary will fluctuate.

Recent Developments

On April 25, 2002 VeriSign announced plans to restructure its operations to fully rationalize, integrate and align the resources of the company, including recently acquired Illuminet Holdings and H.O. Systems. The realignment and integration measures are currently taking place and have resulted in a reduction of our workforce by approximately 350 employees, or 10 percent. As a result of the restructuring we expect to incur charges of approximately $70 to $80 million. These charges will include employee severance, lease and contract terminations and write-downs of certain property and equipment, including leasehold improvements as well as other related costs.

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

We were incorporated in April 1995, and began introducing our digital trust services in June 1995. In addition, we completed several acquisitions in 2000 and 2001, including our acquisitions of Network Solutions and Illuminet, both of which companies operated in different businesses from our then current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, including, but not limited to, the following:

•	the successful integration of the acquired companies;

•	the rate and timing of the growth and use of Internet protocol, or IP, networks for electronic commerce and communications;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	the continued growth in the number of Web sites;

•	the growth in demand for our services;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house technology; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our digital trust services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new digital trust services; and

•	successfully introduce enhancements to our digital trust services to address new technologies and standards and changing market conditions.

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

Our future success substantially depends on the continued growth in the use of the Internet and IP networks. If the use of and interest in the Internet and IP networks does not continue to grow, our business would be harmed. To date, many businesses and consumers have been deterred from utilizing the Internet and IP networks for a number of reasons, including, but not limited to:

•	potentially inadequate development of network infrastructure;

•	security concerns, particularly for online payments, including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

•	privacy concerns, including the potential for third parties to obtain personally identifiable information about users or to disclose or sell data without notice to or the consent of such users;

•	other security concerns such as attacks on popular Web sites by “hackers;”

•	inconsistent quality of service;

•	lack of availability of cost-effective, high-speed systems and services;

•	limited number of local access points for corporate users;

•	inability to integrate business applications on IP networks;

•	the need to operate with multiple and frequently incompatible products;

•	government regulation; and

•	a lack of tools to simplify access to and use of IP networks.

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

We have purchased products and services from companies and participated in financings of companies with whom we have entered into separate contractual arrangements for the distribution and sale of our products and services. We derived approximately 3% of our total revenues in the first three months of 2002 and approximately 1% of our total revenues in the first three months of 2001 from reciprocal arrangements. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services or we, under a separate agreement, participate with other investors in a private equity round financing of the company. We also derived approximately 3.4% of our total revenues in the first three months of 2002 and approximately 1.9% of our total revenues in the first three months of 2001 from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates, as well as various technology companies in a variety of related market areas. We may not be able to sustain the revenue growth we have experienced in recent periods if we do not continue to participate in business relationships of this nature. In addition, past revenue growth may not be indicative of future operating results.

We may not be able to sustain the revenue growth we have experienced in the past from our Web presence services, which depends in part upon our ability to renew domain name registrations.

In 2000, the demand for new domain name registrations in our Web presence business increased substantially as a result of our promotional programs, in which we accepted domain name registrations at significant discounts, and from registrations by entities who registered domain names with the hopes of reselling them. Many of those domain names have not been renewed as of their two-year anniversary date. Further, many of the entrepreneurial and start-up businesses, begun in 2000, have declined. The future success of our Web presence services business will depend, among other things, upon our customers’ renewal of their domain name registrations and upon our ability to obtain new domain name registrations and to successfully market our value-added product and services to our domain mane registrants. Registrants may choose to renew their domain names with other registrars or they may choose not to renew and pay for renewal of their domain names. Since we deactivate and delete domain name registrations that are not paid for, our inability to obtain domain name registration renewals from our customers could have an adverse effect on our revenue growth and our business.

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

The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or ICANN. We face risks from this transition, including the following:

•	ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are inconsistent with our current or future plans;

•	the DOC or ICANN could terminate our agreements to be the registry or a registrar in the .com, .net and .org top-level domains if they find that we are in violation of our agreements with them;

•
if our agreements to be the registry for the .com, .org or .net top-level domains, or a registrar for existing and new top-level domains are terminated, we may not be able to sustain the revenue growth we experienced in recent periods;

•	the terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner that is unfavorable to us;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•
the DOC could revoke its recognition of ICANN, as a result of which the DOC would take the place of ICANN for purposes of the various agreements described above, and could take actions that are harmful to us;

•	ICANN has approved new top-level domains and we may not be permitted to act as a registrar with respect to some of those top-level domains;

•
the U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

•	our registry business could face legal or other challenges resulting from the activities of registrars.

Challenges to ongoing privatization of Internet administration could harm our Web presence services business.

Risks we face from challenges by third parties, including other domestic and foreign governmental authorities, to our role in the ongoing privatization of the Internet include:

•
legal, regulatory or other challenges could be brought, including challenges to the agreements governing our relationship with the DOC or ICANN, or to the legal authority underlying the roles and actions of the DOC, ICANN or us;

•	Congress has held several hearings in which various issues about the domain name system and ICANN’s practices have been raised and Congress could take action that is unfavorable to us;

•	ICANN could fail to maintain its role, potentially resulting in instability in domain name system administration; and

•
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

Our quarterly operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our digital trust services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewal rates through our Web presence services business and our Global Registry Service business;

•	competition in the domain name registration services business from competing registrars and registries;

•	the mix of all our offered services sold during a quarter;

•	our success in marketing and market acceptance of our enterprise services, network services, Web presence services and Web trust services by our existing customers and by new customers;

•	continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

•	a decrease in the level of spending for information technology related products and services by enterprise customers;

•	our success in assimilating the operations and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of telecommunications services;

•	the impact of price changes in our enterprise services, network services, Web presence services, Web trust services or our competitors’ products and services; and

•	general economic and market conditions as well as economic and market conditions specific to IP network, telecommunications and Internet industries.

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

Seven new global top-level domain registries, .aero, .biz, .coop, .info, .museum, .name and .pro, have begun or are expected to begin accepting domain name registrations in the near future. Since we will not serve as a registry for these new top-level domains, we will not receive the annual registry fee for domain name registrations under these top-level domains. The commencement of registrations in these new top-level domains could have the effect of reduced demand for .com and .net domain name registrations. If the new top-level domains reduce the demand for domain name registrations in .com and .net, our business could be materially harmed.

The agreements among ICANN, the DOC, us and other registrars permit flexibility in pricing for and term of registrations. Our revenues, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms from our competitors. Some registrars and resellers in the .com, .net and .org top-level domains are already charging lower prices for registration services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

We may face difficulties assimilating and may incur costs associated with our acquisition of Illuminet Holdings, Inc. and any other future acquisitions.

We made several acquisitions in 2000 and 2001. We recently acquired Illuminet Holdings, Inc., which recently completed several acquisitions of its own, and in February 2002 we completed our acquisition of H.O. Systems, Inc. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	the potential impairment of relationships with our employees, customers and strategic partners;

•	unanticipated costs or the incurrence of unknown liabilities;

•	the need to manage more geographically-dispersed operations, such as our offices in Virginia, North Carolina, Washington, Kansas, South Carolina, South Africa and Europe;

•	greater than expected costs and the diversion of management’s resources from other business concerns involved in identifying, completing and integrating acquisitions;

•	the inability to retain the employees of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential incompatibility of business cultures;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	our inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

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

Our telecommunications services business depends on the acceptance of our SS7 network and the telecommunications market’s continuing use of SS7 technology.

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

Even if digital certificates achieve market acceptance, our digital trust services may fail to address the market’s requirements adequately. If digital certificates do not sustain or increase their acceptance, or if our digital trust services in particular do not achieve or sustain market acceptance, our business would be materially harmed.

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

We depend on the uninterrupted operation of our various domain name registration systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	computer viruses or software defects; and

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

We rely on a continuous power supply to conduct our operations, and California’s recent energy crisis could disrupt our operations and increase our expenses.

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

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, during 2001 we determined that the decline in value of some of our public and private equity security investments was other than temporary and recognized a loss of $89.1 million related to the decline in value of these investments, $74.7 of which was recognized in the first quarter of 2001. During the first quarter of 2002 we wrote-off an additional $18.8 million. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

The inability of our customers to successfully implement our signaling and network services with their existing systems could adversely affect our business.

Significant technical challenges exist in our signaling and network services business because many of our customers:

•	purchase and implement SS7 network services in phases;

•	deploy SS7 connectivity across a variety of telecommunication switches and routes; and

•	integrate our SS7 network with a number of legacy systems, third-party software applications and engineering tools.

Customer implementation currently requires participation by our order management and our engineering and operations groups, each of which has limited resources. Some customers may also require us to develop costly customized features or capabilities, which increase our costs and consume a disproportionate share of our limited customer service and support resources. Also, we typically charge one-time flat rate fees for initially connecting a customer to our SS7 network and a monthly recurring flat rate fee after the connection is established. If new or existing customers have difficulty deploying our products or require significant amounts of our engineering service support, we may experience reduced operating margins. Our customers’ ability to deploy our network services to their own customers and integrate them successfully within their systems depends on our customers’ capabilities and the complexity involved. Difficulty in deploying those services could reduce our operating margins due to increased customer support and could cause potential delays in recognizing revenues until the services are implemented.

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to over 3,500 employees at March 31, 2002. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

We depend on key personnel to manage our business effectively.

We depend on the performance of our senior management team and other key employees. Our success will also depend on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the U.S. and abroad. In addition, our stringent hiring practices for some of our key personnel, which consist of background checks into prospective employees’ criminal and financial histories, further limit the number of qualified persons for these positions.

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

Our enterprise and affiliate PKI services and Web trust services rely on public key cryptography technology that may compromise our system’s security.

Our enterprise and affiliate PKI services depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user’s private key and that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as “factoring.” This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method be developed, the security of encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing PKI services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

The expansion of our international operations subjects our business to additional economic risks that could have an adverse impact on our revenues and business.

Revenues from international subsidiaries and affiliates accounted for approximately 9% of our revenues in the first three months of 2002 and 10% in the first three months of 2001. We intend to expand our international operations and international sales and marketing activities. For example, in addition to our past acquisitions of THAWTE with operations in South Africa, Network Solutions with operations in Asia and Europe, we have continued to focus on expanding our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our digital trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as all of our international revenues from VeriSign Japan, K.K. our wholly owned subsidiaries in South Africa and Europe are not denominated in U.S. dollars;

•	difficulty of authenticating customer information;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting American interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

In July 2001, we enhanced our managed public key infrastructure services processes in order to satisfy the European Union’s directive on digital signatures, which we hope will stimulate the acceptance of digital signatures in Europe. We cannot guarantee that our enhancements will be accepted by, or introduced and marketed successfully in, the European markets. In addition, we cannot predict whether the European Union Commission will amend or alter the directive or introduce new legislation, nor can we predict the impact such a change in legislation could have on our international business and operations.

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, we have had two complaints filed against us in February 2001 and February 2002 alleging patent infringement. (See Part II, Item 1, “Legal Proceedings.”)

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

Our amended and restated certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include:

•	our stockholders may take action only at a meeting and not by written consent;

•	our board must be given advance notice regarding stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors;

•	we have a classified board of directors, with the board being divided into three classes that serve staggered three-year terms;

•	vacancies on our board may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

•	special meetings of our stockholders may be called only by the chairman of the board, the president or the board, not by our stockholders.

Liquidity and Capital Resources
	March 31, 2002	December 31, 2001	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$305,755	$726,697	(58)%
Working capital	$(120,839)	256,714	(147)%
Stockholders’ equity	$6,481,293	$6,506,074	0%

At March 31, 2002, our principal source of liquidity was $305.8 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In addition, we hold $198 million of long-term investments, consisting primarily of debt and equity securities of non-public companies, which have no ready market.

Net cash provided by operating activities was $24.2 million in the first three months of 2002 compared to $66.0 million in the first three months of 2001. The decrease was primarily due to a decrease in our deferred revenue balance in which we receive payment in advance for many of our products and services. The decrease in cash provided by operating activities was partially offset by a decrease in accounts receivable during the first quarter of 2002.

As part of the restructuring announced on April 25, 2002, VeriSign will pay cash for severance of employees, lease terminations and other related costs. The total cash outlays for the next nine months related to the restructuring is estimated to be between $11 and $14 million.

Net cash used in investing activities was $158.1 million in the first three months of 2002, primarily as a result of $341.8 million used for the acquisition of H.O. Systems and $25.6 million used in acquisition related costs. Additionally, we used $41.9 million for purchases of short and long-term investments and $73.6 million for purchases of property and equipment. These purchases were partially offset by proceeds of $323.9 million from maturities and sales of short and long-term investments. Net cash used in investing activities was $187.2 million in the first three months of 2001, primarily as a result of $589.5 million used for purchases of short and long-term investments and $20.3 million used for purchases of property and equipment partially offset by proceeds of $423.7 million from sales and maturities of short and long-term investments.

Net cash provided by financing activities was $13.3 million in first three months of 2002 and $26.0 million in the first three months of 2001. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises.

As of March 31, 2002, we had commitments under noncancelable operating leases for our facilities for various terms through 2011.

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

Our Illuminet subsidiary entered into an agreement with Bank of America effective June 1, 2000 to provide a line of credit and a capital expenditure loan facility. The line of credit is a $10.0 million unsecured loan that expires June 1, 2002. We are currently negotiating an extension of the line of credit. The capital expenditure loan facility is a $15 million unsecured loan with a five-year term. No amounts were outstanding under the line of credit and $800,000 was outstanding under the capital expenditure facility at March 31, 2002. Amounts drawn under these agreements must be made by Illuminet. We currently have no plans to make any borrowings under this agreement.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

The primary objective of VeriSign’s investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2002, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of March 31, 2002, 65% of our non-strategic investments mature in less than one year.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Six Months or Less	Six Months to One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Included in cash and cash equivalents	$36,862	$—	$—	$36,862	$36,860
Weighted-average interest rate	2.50%	—	—
Included in short-term investments	$19,987	$29,187	$46,839	$96,013	$96,428
Weighted-average interest rate	3.70%	4.30%	4.93%

Exchange rate risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from operations other than our operations in Japan, South Africa, Europe and the United Kingdom are denominated in United States dollars and, therefore, are not subject to exchange rate fluctuations.

Both the revenues and expenses of our majority-owned subsidiary in Japan as well as our wholly owned subsidiaries and sales offices in South Africa, Europe, Hong Kong, and Canada are denominated in local currencies. In these regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. Because of our minimal exposure to foreign currencies, we have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

Equity price risk

We own shares of common stock of several public companies. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive income” component of stockholders’ equity. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. We do not currently hedge against equity price changes.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of April 19, 2002, through our Network Solutions subsidiary, we were a defendant in eleven active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the contractual right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Since that time, the frequency of this type of suit has continued to decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that affects their contractual rights to the domain names in question. Although 87 of these kinds of situations have resulted in suits actually naming Network Solutions as a defendant, as of April 19, 2002, no adverse judgment has been rendered and no award of damages has ever been made. We believe that we have meritorious defenses and we intend to vigorously defend ourselves against these claims.

On February 2, 2001, Leon Stambler filed a complaint against us alleging patent infringement in the United States District Court for the District of Delaware. The other co-defendants named in the complaint were RSA Security Inc., First Data Corporation, Openwave Systems Inc., and Omnisky Corporation. The complaint alleges that our Secure Site service infringes claim 12 of Mr. Stambler’s U.S. Patent No. 5,793,302 and that our Payflow products infringe claims 1, 28 and 34 of Mr. Stambler’s U.S. Patent No. 5,974,148. The complaint seeks judgment declaring that the defendants have infringed the asserted claims of the patents-in-suit, preliminary and permanent injunctions against the defendants from infringing the asserted claims, an order requiring the defendants to pay damages to compensate Mr. Stambler for the alleged infringement, and an order awarding Mr. Stambler treble damages for any willful infringement, as well as attorney fees and costs. On September 24, 2001, Mr. Stambler amended his complaint, adding Certicom Corporation as a defendant and asserting that our Payflow products also infringe claims 25 and 27 of Mr. Stambler’s U.S. Patent No. 5,936,541. Subsequently, the parties to the litigation engaged in extensive discovery.

On December 21, 2001, Mr. Stambler supplemented his discovery responses, significantly expanding his allegations. Through these supplemental responses, Mr. Stambler contends that we infringe claims 12 and 34 of the ‘302 patent, claims 1, 16, 28 and 35 of the ‘148 patent, and claims 25 and 27 of the ‘541 patent. Additionally, Mr. Stambler significantly expanded the list of accused products to include the following products, services and protocols: Authentication Service Bureau, B2B Payment Services, Certificate Validation, Cybercash Products and Services, Enterprise Service Center, GO Secure!, Healthcare Personal Trust Agent, Payment Net, SoftTerminal, Onsite, CommerSite, Processing Center, Secure Site, 128-bit SSL Global Server, 40 bit SSL Secure Server, Authentic Document ID, Digital Ids for Securing Email, Code Signing Digital Ids, WebTrust, WAP related products, Electronic Data Interchange and Financial Server Ids. Mr. Stambler also contends that our use of products in connection with certain third party technology infringes his patents, including Intershop Cartridges and QualysGuard SSL. While we cannot predict the outcome of this matter presently, we believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against us in the United States District Court for the District of Arizona. NetMoneyIN named thirty-two other defendants, including Mellon Financial Corporation, Bankcard Center Inc., FMT Corp., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A. and Wells Fargo & Co. The complaint alleges that our “activities related to credit card approval for purchases made on the Internet at an Internet Web site operated by a merchant” infringe claim 13 of NetMoneyIN’s U.S. Patent No. 5,822,737 and claim 1 of NetMoneyIN’s U.S. Patent No. 5,963,917. The complaint requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants from infringing the asserted claims, an order requiring the defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN did not properly serve the complaint on VeriSign. However, NetMoneyIN filed an amended complaint adding International Business Machines Corporation as a defendant and served it on VeriSign in February 2002. While we cannot predict the outcome of this matter presently, we believe that the claims against us are without merit and we intend to vigorously defend ourselves against these claims.

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

All of the defendants filed motions to transfer the suit to Federal District Court in the District of Columbia and the court granted those motions on June 28, 2000. The same attorney who unsuccessfully challenged us in a similar action, known as Thomas, et al. v. Network Solutions, et al., has filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, § 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C. § 9701), the Administrative Procedures Act, the Sherman Act, and the California Unfair Competition Act, § 17200. The case was docketed with the Federal District Court in the District of Columbia on July 28, 2000 and on August 4, 2000 the plaintiffs dismissed the case. Four days later, the same attorney refiled the same case in the United States District Court for the Eastern District of Virginia. We filed a motion to dismiss the case and the plaintiffs responded by filing a First Amended Complaint on September 7, 2000. The current suit contains fourteen causes of action alleging violations of the Appropriations Act (31 U.S.C. 9701), the Administrative Procedures Act, the Sherman Act, and the Chief Financial Officer’s Act (31 U.S.C. 902). On October 10, 2000, we filed another motion to dismiss the case. On October 24, 2000, the National Science Foundation filed a motion to transfer the case back to the Federal District Court in the District of Columbia. A hearing on the motion to transfer the case back to the Federal District Court for the District of Columbia was held on November 17, 2000. The Court ruled from the bench that the case should be transferred back to the District of Columbia. Our pending motion to dismiss the complaint also was transferred under the Order. At the time, no judge was appointed to the matter, and no hearing date was set on our motion to dismiss. On April 4, 2002, without previous notice to us, the Court issued a Memorandum Opinion granting our motion to dismiss in total all counts against us. This decision ends the case against us.

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

No reports on Form 8-K were filed in the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VE	RISIGN, INC.

Date: May 15, 2002	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2002	By:	/s/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)