Form 10-Q
period 2002-06-30
VERISIGN INC/CA
filed 2002-08-14
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2002
Common stock, $.001 par value	236,653,618

PART I — FINANCIAL INFORMATION

ITEM	1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1 — Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$177,293	$306,054
Short-term investments	104,359	420,643
Accounts receivable, net	247,098	314,923
Prepaid expenses and other current assets	81,962	48,939

Total current assets	610,712	1,090,559
Property and equipment, net	608,796	532,546
Goodwill	780,347	4,944,707
Other intangible assets, net	570,417	746,462
Long-term investments	110,814	201,781
Other assets, net	11,367	21,453

	$2,692,453	$7,537,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$290,747	$313,447
Accrued merger costs	24,939	49,069
Accrued restructuring costs	25,186	—
Deferred revenue	438,326	471,329

Total current liabilities	779,198	833,845

Long-term deferred revenue	117,151	150,727
Deferred taxes	82,723	26,553
Other long-term liabilities	26,113	20,309

Total long-term liabilities	225,987	197,589

Commitments and contingencies

Stockholders’ equity:
Preferred stock — par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock — par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 236,604,343 and 234,358,114 (excluding 1,690,000 shares held in treasury at June 30, 2002 and December 31, 2001)	237	234
Additional paid-in capital	23,067,542	23,051,546
Notes receivable from stockholders	—	(252)
Unearned compensation	(19,581)	(27,042)
Accumulated deficit	(21,361,123)	(16,518,878)
Accumulated other comprehensive income	193	466

Total stockholders’ equity	1,687,268	6,506,074

	$2,692,453	$7,537,508

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$317,409	$231,197	$645,225	$444,610

Costs and expenses:
Cost of revenues	146,296	80,308	295,998	154,648
Sales and marketing	69,281	65,337	136,600	129,788
Research and development	13,012	20,659	27,792	40,546
General and administrative	46,622	34,842	85,089	66,008
Restructuring and other	67,779	—	67,779	—
Amortization and write-down of goodwill and other intangible assets	4,686,119	11,269,036	4,771,042	12,643,805

Total costs and expenses	5,029,109	11,470,182	5,384,300	13,034,795

Operating loss	(4,711,700)	(11,238,985)	(4,739,075)	(12,590,185)
Other income (expense), net	(90,663)	19,151	(102,833)	(34,012)
Minority interest in net income of subsidiary	(172)	(309)	(337)	(519)

Loss before income taxes	(4,802,535)	(11,220,143)	(4,842,245)	(12,624,716)
Income tax benefit	—	29,413	—	56,609

Net loss	$(4,802,535)	$(11,190,730)	$(4,842,245)	$(12,568,107)

Net loss per share:
Basic and diluted	$(20.31)	$(55.49)	$(20.52)	$(62.65)

Shares used in per share computation:
Basic and diluted	236,435	201,675	235,940	200,624

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,842,245)	$(12,568,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	49,818	24,488
Amortization and write-down of goodwill and other intangible assets	4,771,042	12,643,805
Gain on sale of marketable securities	—	(2,114)
Write-down of investments	113,540	74,690
Non-cash restructuring and other	35,536	—
Reciprocal transactions for purchases of property and equipment	(6,375)	—
Minority interest in net income of subsidiary	337	519
Deferred income taxes	—	(56,609)
Amortization of unearned compensation	7,458	7,520
Loss on disposal of property and equipment	1,722	—
Changes in operating assets and liabilities:
Accounts receivable	87,215	(60,206)
Prepaid expenses and other current assets	(48,611)	3,534
Accounts payable and accrued liabilities	(28,995)	9,757
Deferred revenue	(69,637)	38,269

Net cash provided by operating activities	70,805	115,546

Cash flows from investing activities:
Purchases of investments	(52,188)	(970,844)
Proceeds from maturities and sales of investments	345,474	853,256
Purchases of property and equipment	(115,271)	(45,677)
Net cash paid for business combinations	(346,342)	(12,210)
Cash paid for merger costs	(47,004)	(10,890)
Other assets	(709)	786

Net cash used in investing activities	(216,040)	(185,579)

Cash flows from financing activities:
Collections on notes receivable from stockholders	—	(7)
Net proceeds from issuance of common stock	16,267	61,063

Net cash provided by financing activities	16,267	61,056

Effect of exchange rate changes	207	(1,371)

Net decrease in cash and cash equivalents	(128,761)	(10,348)
Cash and cash equivalents at beginning of period	306,054	460,362

Cash and cash equivalents at end of period	$177,293	$450,014

Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net of tax	$(480)	$5,218

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at June 30, 2002, and the results of operations and cash flows for the interim periods ended June 30, 2002 and 2001.

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

Note 2.    Business Combination

In February 2002, VeriSign completed its acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. H.O. Systems’ billing platform will be combined with the signaling, intelligent network and clearinghouse services of Illuminet Holdings, a wholly owned subsidiary of VeriSign, to enable VeriSign to offer wireless carriers a package of essential services. VeriSign paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. As part of the purchase price, VeriSign recorded an accrual for merger-related costs of $17 million. The total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. VeriSign recorded goodwill of approximately $213 million and other intangible assets of approximately $210 million as a result of this acquisition. In accordance with the provisions of SFAS No. 142, VeriSign evaluated H.O. Systems’ goodwill and intangible assets for impairment during the second quarter of 2002. The results of this evaluation indicated the carrying value of its goodwill and other intangible assets exceeded their implied fair values and an impairment charge was recorded in the second quarter of 2002 — see Note 5 to Condensed Consolidated Financial Statements. VeriSign has evaluated the remaining useful lives of H.O. Systems’ intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and therefore, were not subject to amortization. VeriSign determined that no adjustments to the useful lives of its other intangible assets were necessary and its intangible assets would continue to be amortized over a six-year period. Goodwill will not be amortized but will be tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition.

Note 3.    Restructuring and Other Costs

In April 2002, the Company announced plans to restructure its operations to rationalize, integrate and align the resources of the Company, including recently acquired Illuminet Holdings and H.O. Systems. This restructuring program included workforce reductions, closure of excess facilities, write-down of property and equipment and other charges. As a result of this restructuring program in conformity with SEC Staff Accounting Bulletin (“SAB”) No. 100 and Emerging Issues Task Force (“EITF”) Issue No. 94-03, VeriSign recorded restructuring and other charges of $67.8 million classified as operating expenses during the quarter ended June 30, 2002. VeriSign expects to incur additional restructuring charges of approximately $3 to $12 million over the next three quarters.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workforce Reduction.    The restructuring program resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. The workforce reductions announced in April 2002 were substantially completed within the quarter. VeriSign recorded a workforce reduction charge of $3.8 million during the quarter ended June 30, 2002, relating primarily to severance and fringe benefits.

Closure of Excess Facilities.    VeriSign recorded charges of approximately $26.4 million for excess facilities relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after VeriSign’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Property and equipment that was disposed of or removed from operations resulted in a net charge of $20.2 million and consisted primarily of computer software, leasehold improvements, and computer equipment.

Exit Costs and Other Charges.    Other exit costs consists of the write-down of prepaid license fees associated with products that were intended to be incorporated into the Company’s product offerings but were subsequently abandoned as a result of the decision to restructure. As part of the Company’s efforts to rationalize, integrate and align its resources, VeriSign also recorded other charges of $8.9 million relating primarily to the write-down of impaired prepaid marketing assets associated with discontinued advertising.

A summary of the restructuring and other costs recorded during the quarter ended June 30, 2002 is as follows:

	Restructuring and Other Charges	Non-cash Restructuring and Other Charges	Cash Payments	Restructuring Accrual at June 30, 2002
	(In thousands)
Workforce reduction	$3,830	$—	$(2,906)	$924
Excess facilities	26,370	—	(2,676)	23,694
Write-down of property and equipment	20,179	(20,179)	—	—
Exit costs and other charges	17,400	(15,357)	(1,475)	568

	$67,779	$(35,536)	$(7,057)	$25,186

The restructuring accrual is included on the balance sheet as Accrued restructuring costs. Amounts related to the lease terminations due to the closure of excess facilities will be paid over the respective lease terms the longest of which extends through February 2008.

Note 4.    Reciprocal Transactions

With the exception of $1.7 million of revenue related to prior period transactions, VeriSign did not enter into any new reciprocal transactions during the quarter ended June 30, 2002. Revenues recognized under reciprocal arrangements were approximately $7.8 million in the second quarter of 2001 of which all involved non-monetary transactions.

Reciprocal transactions entered into during the first six months of 2002, accounted for approximately $7.0 million of revenues of which $4.5 million was non-monetary. An additional $4.2 million of revenues was recognized during the first six months of 2002, which related to reciprocal transactions entered into in prior periods. Revenues recognized under reciprocal arrangements were approximately $9.5 million in the first six months of 2001 of which all involved non-monetary transactions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.    Goodwill and Other Intangible Assets

VeriSign adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 as of January 1, 2002. Under the provisions of SFAS No. 142, purchased goodwill and certain indefinite-lived intangibles are no longer amortized but are subject to testing for impairment upon adoption, and on at least an annual basis thereafter. The net book value of goodwill on January 1, 2002 was approximately $4.9 billion, which included approximately $10.9 million of intangible assets previously allocated to workforce in place that were subsumed into goodwill as of January 1, 2002 in accordance with the provisions of SFAS No. 141. VeriSign has evaluated the remaining useful lives of its other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore, not subject to amortization. VeriSign determined that no adjustments to the useful lives of its other intangible assets were necessary.

The provisions of SFAS No. 142 require that a two-step evaluation be performed to assess goodwill and other intangible assets for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and proceeding to the second step is not required. If the carrying value of any reporting unit exceeds the fair value, then the implied fair value of the reporting unit’s goodwill and other intangible assets must be determined and compared to the carrying value of its goodwill and other intangible assets (the second step). If the carrying value of a reporting unit’s goodwill and other intangible assets exceeds its implied fair value, then an impairment charge equal to the difference is recorded. VeriSign performed its transitional impairment test with regard to the carrying value of goodwill and other intangible assets as of January 1, 2002 and concluded no material impairment of the carrying value of goodwill and other intangible assets existed at that date.

VeriSign also performed its annual impairment test as of June 30, 2002. The fair value of VeriSign’s reporting units was determined using a combination of the income and the market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets were valued using a combination of the income approach and cost approaches. Under the cost approach, fair value is based on an estimate of the current costs to replace the asset with an asset of similar utility. In the application of the income, market and cost valuation approaches, VeriSign was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. As a result of the deterioration in the value of the Company since January 1, 2002, the results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for certain reporting units exceeded their implied fair values and an impairment charge was recorded in the second quarter of 2002.

The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in a write-off of the net book value as follows:

	Mass Markets Division	Enterprise and Service Provider Division	Total
	(In thousands)
Goodwill	$2,026,375	$2,348,450	$4,374,825
Customer relationships	3,297	24,294	27,591
Technology in place	256	40,693	40,949
Trade name	—	3,205	3,205
Contracts with ICANN and customer lists	23,092	129,007	152,099

	$2,053,020	$2,545,649	$4,598,669

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VeriSign’s other intangible assets comprise:

	As of June 30, 2002
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
ISP hosting relationships	$11,388	$(10,164)	$1,224
Customer relationships	260,597	(66,230)	194,367
Technology in place	148,993	(76,238)	72,755
Non-compete agreement	1,019	(819)	200
Trade name	76,314	(76,137)	177
Contracts with ICANN and customer lists	953,589	(651,895)	301,694

	$1,451,900	$(881,483)	$570,417

	As of December 31, 2001
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
ISP hosting relationships	$11,388	$(9,116)	$2,272
Customer relationships	260,597	(15,408)	245,189
Technology in place	49,163	(20,943)	28,220
Non-compete agreement	1,019	(649)	370
Trade name	74,464	(72,514)	1,950
Contracts with ICANN and customer lists	826,390	(368,870)	457,520
Workforce in place	18,595	(7,654)	10,941

	$1,241,616	$(495,154)	$746,462

For the three months ended June 30, 2002 and 2001, amortization and write-down of other intangible assets was $311.3 million and $120.9 million, respectively. Amortization and write-down of other intangible assets was $396.2 million and $189.8 million for the six months ended June 30, 2002 and 2001, respectively.

Estimated future amortization expense related to other intangible assets at June 30, 2002 is as follows:

(In thousands)
2002 (6 months)	$111,809
2003	190,203
2004	69,556
2005	69,556
2006	65,019
Thereafter	64,274

$570,417

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the provisions of SFAS No. 142 been in effect for all periods presented, VeriSign’s net loss would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net loss:
Net loss as reported	$(4,802,535)	$(11,190,730)	$(4,842,245)	$(12,568,107)
Add back amortization of goodwill and workforce in place	—	1,308,890	—	2,614,769

Net loss as adjusted	$(4,802,535)	$(9,881,840)	$(4,842,245)	$(9,953,338)

Net loss per share:
Basic and diluted as reported	$(20.31)	$(55.49)	$(20.52)	$(62.65)
Add back amortization of goodwill and workforce in place	—	6.49	—	13.04

Basic and diluted as adjusted	$(20.31)	$(49.00)	$(20.52)	$(49.61)

Note 6.    Investments

VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. Investments in public companies are classified as “available-for-sale” and are included in short-term investments in the condensed consolidated financial statements. These investments are carried at fair value based on quoted market prices. VeriSign reviews its marketable equity holdings in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. VeriSign considers the investee company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable equity security, VeriSign writes down the investment to its market value and records the related write-down as an investment loss in its consolidated statements of operations.

Investments in non-public companies are included in long-term investments in the condensed consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related write-down as an investment loss in its consolidated statements of operations. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary.

During the second quarter of 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded write-downs of these investments totaling $94.8 million. During the second quarter of 2001,VeriSign determined that no investment write-downs were necessary. During the first six months of 2002 and 2001, VeriSign recorded write-downs of certain of its public and non-public equity investments totaling $113.5 million and $74.7 million, respectively. VeriSign reviews all of its public and non-public investments on a quarterly basis to determine if any other-than-temporary declines exist.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. VeriSign recognized revenues totaling $6.6 million and $17.7 million in the second quarter and the first six months of 2002, respectively, and recognized revenues totaling $12.1 million and $16.2 million in the second quarter and the first six months of 2001, respectively, from customers, including VeriSign Affiliates, with whom it had previously participated in a private equity round of financing.

Note 7.    Comprehensive Loss

Comprehensive loss consists of net loss plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net loss	$(4,802,535)	$(11,190,730)	$(4,842,245)	$(12,568,107)
Change in unrealized gain (loss) on investments, net of tax	2,063	357	(480)	5,218
Translation adjustments	(482)	239	207	(1,371)

Comprehensive loss	$(4,800,954)	$(11,190,134)	$(4,842,518)	$(12,564,260)

Note 8.    Calculation of Net Loss per Share

Basic net loss per share is computed by dividing net loss (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net loss per share gives effect to stock options considered to be potential common shares, if dilutive. Potential common shares consist of shares issuable upon the exercise of stock options computed using the treasury stock method.

The following table represents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Basic and diluted net loss per share:
Net loss	$(4,802,535)	$(11,190,730)	$(4,842,245)	$(12,568,107)

Determination of basic and diluted shares:
Weighted average shares outstanding	236,435	201,675	235,940	200,624

Basic and diluted average common shares outstanding	236,435	201,675	235,940	200,624

Basic and diluted net loss per share	$(20.31)	$(55.49)	$(20.52)	$(62.65)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VeriSign has excluded potential common shares subject to outstanding stock options from the calculation of diluted net loss per share for both periods presented because their effect would have been anti-dilutive. At June 30, 2002, options to purchase 40,187,525 shares were outstanding and at June 30, 2001, options to purchase 28,567,148 shares were outstanding.

Note 9.    Commitments and Contingencies

Legal Proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s consolidated financial position and results of operations.

Note 10.    Segment Information

Description of segments

VeriSign’s business is organized into two reportable operating segments; the Enterprise and Service Provider Division and the Mass Markets Division. The segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. The performance of each segment is measured based on several metrics, including gross margin.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the results of VeriSign’s reportable segments under VeriSign’s management system. The “Other” segment consists primarily of unallocated corporate expenses. These results are used by the CODM and by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external transactions.

	Mass Markets Division	Enterprise and Service Provider Division	Other	Total Segments
	(In thousands)
Three months ended June 30, 2002:
Total revenues	$103,548	$237,668	$—	$341,216
Internal revenues	—	(23,807)	—	(23,807)

Total external revenues	$103,548	$213,861	$—	$317,409

Cost of revenues	$49,345	$112,918	$7,840	$170,103
Internal cost of revenues	(23,807)	—	—	(23,807)

Total cost of revenues	$25,538	$112,918	$7,840	$146,296

Segment gross margin after eliminations	$78,010	$100,943	$(7,840)	$171,113

	Mass Markets Division	Enterprise and Service Provider Division	Other	Total Segments
	(In thousands)
Three months ended June 30, 2001:
Total revenues	$145,845	$120,337	$—	$266,182
Internal revenues	—	(34,985)	—	(34,985)

Total external revenues	$145,845	$85,352	$—	$231,197

Cost of revenues	$78,224	$35,223	$1,846	$115,293
Internal cost of revenues	(34,985)	—	—	(34,985)

Total cost of revenues	$43,239	$35,223	$1,846	$80,308

Segment gross margin after eliminations	$102,606	$50,129	$(1,846)	$150,889

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Mass Markets Division	Enterprise and Service Provider Division	Other	Total Segments
	(In thousands)
Six months ended June 30, 2002:
Total revenues	$216,440	$479,244	$—	$695,684
Internal revenues	—	(50,459)	—	(50,459)

Total external revenues	$216,440	$428,785	$—	$645,225

Cost of revenues	$106,712	$225,598	$14,147	$346,457
Internal cost of revenues	(50,459)	—	—	(50,459)

Total cost of revenues	$56,253	$225,598	$14,147	$295,998

Segment gross margin after eliminations	$160,187	$203,187	$(14,147)	$349,227

	Mass Markets Division	Enterprise and Service Provider Division	Other	Total Segments
	(In thousands)
Six months ended June 30, 2001:
Total revenues	$282,522	$229,661	$—	$512,183
Internal revenues	—	(67,573)	—	(67,573)

Total external revenues	$282,522	$162,088	$—	$444,610

Cost of revenues	$151,490	$64,778	$5,953	$222,221
Internal cost of revenues	(67,573)	—	—	(67,573)

Total cost of revenues	$83,917	$64,778	$5,953	$154,648

Segment gross margin after eliminations	$198,605	$97,310	$(5,953)	$289,962

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation to VeriSign, as reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Revenues:
Total segments	$341,216	$266,182	$695,684	$512,183
Elimination of internal revenues	(23,807)	(34,985)	(50,459)	(67,573)

Revenues, as reported	$317,409	$231,197	$645,225	$444,610

Net loss:
Segment gross margin	$171,113	$150,889	$349,227	$289,962
Operating expenses	4,882,813	11,389,874	5,088,302	12,880,147

Operating loss	(4,711,700)	(11,238,985)	(4,739,075)	(12,590,185)
Other income (expense)	(90,663)	19,151	(102,833)	(34,012)
Minority interest in net income of subsidiary	(172)	(309)	(337)	(519)

Loss before income taxes	(4,802,535)	(11,220,143)	(4,842,245)	(12,624,716)
Income tax benefit	—	29,413	—	56,609

Net loss, as reported	$(4,802,535)	$(11,190,730)	$(4,842,245)	$(12,568,107)

Geographic information

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Revenues:
United States	$292,082	$200,363	$590,342	$390,776
All other countries	25,327	30,834	54,883	53,834

Total	$317,409	$231,197	$645,225	$444,610

VeriSign operates in the United States, Europe, South Africa, Asia and Canada. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names registered through or at the Herndon, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, and other long-term assets.

	As of June 30,
	2002	2001
	(In thousands)
Long-lived assets:
United States	$1,945,371	$5,434,976
All other countries	136,370	253,482

Total	$2,081,741	$5,688,458

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.    Income Taxes

For the six month period ended June 30, 2002, VeriSign recorded no tax benefit. This is due to the uncertainty of the realization of current net operating losses and certain deferred tax assets.

VeriSign’s accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of its deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, management considered such factors as VeriSign’s history of operating losses, its uncertainty as to the projected long-term operating results, and the nature of its deferred tax assets. Although VeriSign’s operating plans assume taxable and operating income in future periods, management’s evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a benefit to additional paid in capital and will not result in future income statement benefit.

Note 12.    Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS 145 beginning in its fiscal year 2003. The effect of adopting SFAS 145 is not expected to have a material effect on VeriSign’s consolidated financial position or results of operations.

In July 2002, the FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002.

Note 13.    Subsequent Event

On July 31, 2002, the Company received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC) for information to determine whether or not the Company’s domain name registration business may have violated Section 5 of the FTC Act. More specifically, the CID requests information on the Company’s registrar’s relationship with Interland, Inc., the registrar’s direct mail offer which began in April 2002, the registrar’s transfer practices, and the deletion of domain names. Although a CID is usually a non-public, confidential investigation, as requested by the FTC, the recent disclosure to the press by unidentified sources makes the existence of this investigation appropriate for disclosure.

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

We provide specialized services to telecommunications carriers through our Illuminet Holdings and H.O. Systems subsidiaries. Illuminet’s service offerings include the Signaling System 7, or SS7, network, as either part of the connectivity, switching and transport function of the SS7 network or as intelligent network services delivered over the SS7 network. SS7 is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access and caller identification. H.O. Systems offers advanced billing and customer care services to wireless carriers.

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

Our payment services provide Internet merchants with the ability to securely and digitally authorize, capture and settle a variety of payment types using our Internet payment gateway.

Acquisitions

In February 2002, we completed our acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. H.O. Systems’ billing platform will be combined with the signaling, intelligent network and clearinghouse services of Illuminet Holdings, a wholly owned subsidiary of VeriSign, to enable us to offer wireless carriers a package of essential services. We paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. As part of the purchase price, we recorded an accrual for merger-related costs of $17 million. The total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We recorded goodwill of approximately $213 million and other intangible assets of approximately $210 million as a result of this acquisition. In accordance with the provisions of SFAS No. 142, VeriSign evaluated H.O. Systems’ goodwill and intangible assets for impairment during the second quarter of 2002. The results of this evaluation indicated the carrying value of their goodwill and other intangible assets exceeded their implied fair values and an impairment charge was recorded in the second quarter of 2002 – see Note 5 to Condensed Consolidated Financial Statements. VeriSign has evaluated the remaining useful lives of H.O. Systems’ intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and therefore, were not subject to amortization. VeriSign determined that no adjustments to the useful lives of its other intangible assets were necessary and its intangible assets would continue to be amortized over a six-year period. Goodwill will not be amortized but will be tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition.

We completed our acquisition of Illuminet Holdings in December 2001. In addition, during 2001, we completed acquisitions of or acquired certain assets of eleven other privately held companies, which were not significant, either individually or in the aggregate. Each of these transactions has been accounted for as a purchase and, accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition.

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

On occasion, we have purchased goods or services for our operations from various organizations at or about the same time that we licensed our software to these organizations. These transactions are recorded at terms we consider to be fair value. For these reciprocal arrangements, we consider Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-monetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the arrangement is a monetary or non-monetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB Opinion No. 29 and EITF Issue No. 01-02. Monetary transactions and non-monetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing the fair values are determinable within reasonable limits. In determining the fair values, we consider the recent history of cash sales of the same products or services in similar sized transactions. Revenues from such transactions may be recognized over a period of time as the products or services are received. For non-monetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review all significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category. We also monitor our accounts receivable for any build up of concentration to any one customer, industry or geographic region. To date, our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

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

We review our marketable equity holdings in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. We consider the investee company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management, among other factors, in our review. If we determine that an other-than-temporary decline exists in a marketable equity security, we write-down the investment to its market value and record the related write-down as an investment loss in our consolidated statements of operations. For non-public companies, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If we determine that an other-than-temporary decline exists in a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in our consolidated statements of operations. Generally, if cash balances are insufficient to sustain the company’s operations for a six-month period and there are no current prospects of future funding for the investee, we consider the decline in fair value to be other-than-temporary. During the second quarter of 2002, we determined that the decline in value of certain of our public and non-public equity investments was other-than-temporary and recorded a write-down of these investments totaling $94.8 million. During the second quarter of 2001, we determined that no investment write-downs were necessary. During the six-month periods ended June 30, 2002 and 2001, we recorded investment write-downs of $113.5 million and $74.7 million, respectively.

Long-lived assets

Our long-lived assets consist primarily of goodwill and other intangible assets and property and equipment and long-term investments. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business.

Recoverability of long-lived assets is measured by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows it is expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of its amortization period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our services, sustainability of gross margins, our ability to integrate acquired companies and achieve economies of scale, and valuation multiples required by investors or buyers. Changes in these estimates could require us to further write-down the carrying amount of our long-lived assets. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Effective January 1, 2002, goodwill is assessed for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 requires that a two-step evaluation be performed. First, the fair value of each of our reporting units is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. VeriSign selected June 30, 2002 as the date to conduct its annual impairment test. VeriSign completed the two-step evaluation during the second quarter of 2002 and the results of this evaluation indicated the carrying value of goodwill and other intangible assets for certain reporting units exceeded their implied fair values and an impairment charge of approximately $4.6 billion was recorded in the second quarter of 2002.

Pro forma financial information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include the amortization and write-down of goodwill and intangible assets related to acquisitions, stock-based compensation charges related to acquisitions, write-down of investments, restructuring and other charges, and benefit for income taxes. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earning releases and investor calls.

Results of Operations

We have experienced substantial net losses in the past. As of June 30, 2002, we had an accumulated deficit of approximately $21.4 billion, primarily due to $21.5 billion of goodwill and other intangible asset write-downs and amortization related to our acquisitions.

Revenues

A comparison of revenues for the three-month periods and the six-month periods ended June 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Web presence and trust services	$103,548	$145,845	(29)%

Subtotal—Mass Markets Division	103,548	145,845	(29)%

Managed security and network services	79,715	58,801	36%
Registry and telecommunications services	134,146	26,551	405%

Subtotal—Enterprise and Service Provider Division	213,861	85,352	151%

Total revenues	$317,409	$231,197	37%

	2002	2001	Change
	(Dollars in thousands)
Six-month period:
Web presence and trust services	$216,440	$282,522	(23)%

Subtotal—Mass Markets Division	216,440	282,522	(23)%

Managed security and network services	176,885	110,779	60%
Registry and telecommunications services	251,900	51,309	391%

Subtotal—Enterprise and Service Provider Division	428,785	162,088	165%

Total revenues	$645,225	$444,610	45%

Total revenues increased 37% in the second quarter of 2002 from the second quarter of 2001 and increased 45% in the first six months of 2002 compared to the first six months of 2001 primarily due to the inclusion of telecommunications services revenues resulting from the acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively.

Revenues for our Mass Markets Division decreased 29% in the second quarter of 2002 and 23% in the first six months of 2002 compared to the similar periods a year ago due to the reduction in registrations for new and renewed domain names. Revenues for our Enterprise and Service Provider Division increased 151% in the quarter ended June 30, 2002 and increased 165% in the first six months of 2002 compared to the similar periods in 2001 due to the acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively, and due to increased demand for our third party products.

With the exception of $1.7 million of revenue related to prior period transactions, VeriSign did not enter into any new reciprocal transactions during the quarter ended June 30, 2002. Revenues recognized under reciprocal arrangements were approximately $7.8 million in the second quarter of 2001 of which all involved non-monetary transactions.

Reciprocal transactions entered into during the first six months of 2002, accounted for approximately $7.0 million of revenues of which $4.5 million was non-monetary. An additional $4.2 million of revenues was recognized during the first six months of 2002, which related to reciprocal transactions entered into in prior periods. Revenues recognized under reciprocal arrangements were approximately $9.5 million in the first six months of 2001 of which all involved non-monetary transactions.

We derived 2.1% in the second quarter of 2002 and 2.7% in the first six months of 2002 of our total revenues from customers with whom we have previously participated in a private equity round of financing, compared to 5.2% in the second quarter of 2001 and 3.6% in the first six months of 2001. These customers include several of the VeriSign Affiliates as well as various technology companies in a variety of related market areas. Typically in these relationships, under separate agreements, we sell our products and services to a company and, under a separate agreement, participate with other investors in a private equity round financing of the company. We typically make our investments with others where our investment is less than 50% of the total financing round. Our policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

Mass Markets Division

In the three and six month periods ended June 30, 2002, revenues from Web presence and trust services decreased 29% and 23% over the comparable periods in 2001 primarily due to a decrease in domain names under management. The Registrar managed approximately 5.7 million fewer domain names at June 30, 2002, compared to June 30, 2001.

During the quarter ended June 30, 2002, we registered approximately 550,000 gross new domain names and renewed or extended an additional 660,000 domain names bringing the total active domain names under management by the Registrar to approximately 10.3 million at June 30, 2002. During the first six months of 2002 we registered approximately 1,150,000 gross new domain names and renewed or extended an additional 1,260,000 domain names. Due to the extremely competitive market in domain names, we have experienced moderate price declines in sales prices for domain names.

Our Mass Markets Division and our Enterprise and Service Provider Division issued approximately 105,000 new and renewed Web site digital certificates in the second quarter of 2002 compared to 95,000 in the second quarter of 2001. We increased our total installed base to over 400,000 certificates at June 30, 2002, compared to our installed base of 327,000 certificates at June 30, 2001. During the first six months of 2002 our Mass Markets Division and our Enterprise and Service Provider Division issued approximately 206,000 new and renewed certificates compared to 185,000 new and renewed certificates in the first six months of 2001. On a stand alone basis the Mass Markets Division Web site certificate base increased to a total of 275,000 certificates at June 30, 2002, up from 260,000 at the end of 2001. In addition, due to increased competition in the Web trust services market, we have experienced moderate pricing pressure for our services. We expect that this pricing pressure will continue.

Enterprise and Service Provider Division

In the three and six month periods ended June 30, 2002, revenues from the managed security and network services product line increased 36% and 60% over the comparable periods in 2001. The revenue increase was primarily due to an overall increase in the volume of consulting services that included the resale of third party products and a moderate increase in the demand for our other enterprise managed service offerings offset by a decrease in revenue from our international affiliates.

Revenues from registry and telecommunications services increased 405% in the second quarter of 2002 and increased 391% in the first six months of 2002 compared to the similar periods of 2001 due to our acquisitions of Illuminet Holdings and H.O. Systems in December 2001, and February 2002, respectively. The VeriSign Global Registry Services group managed approximately 27.3 million domain names at June 30, 2002 in the active zone file for all domain names ending in .com, .net and .org. The Global Registry Services group also processed 2.7 million new domain names during the second quarter of 2002 and processed 5.4 million new domain names during the first six months of 2002. VeriSign’s Illuminet subsidiary added 40 new signaling points in the second quarter of 2002, bringing its total number of signaling points to 985, up from 939 at the end of 2001. In addition, Illuminet saw the number of queries on its database increase to 7.2 billion during the second quarter of 2002, up from 6.6 billion in the first quarter of 2002 and 6.2 billion in the fourth quarter of 2001.

International revenues

Revenues from international subsidiaries and affiliates accounted for 8% of revenues in the second quarter of 2002 and 9% of revenues in the first six months of 2002 compared to 13% of revenues in the second quarter of 2001 and 12% of revenues in the first six months of 2001. The percentage decrease in revenues from international subsidiaries and affiliates during the periods presented was primarily related to the acquisitions of Illuminet Holdings in December 2001 and H.O. Systems in February 2002 whose revenues are primarily attributable to the United States.

In 1998, we began our international affiliate program under which we signed agreements with local telecommunications companies, financial institutions and others to promote, sell and distribute our PKI services in international markets around the world. These VeriSign Affiliates typically require significant capital development, the cost of which is borne by the affiliate. Our strategy from time to time also includes investing in certain affiliates in strategic markets that represent advantageous economic opportunities for a minority interest of less than 20%. As a result, we have invested in several international affiliates. Revenues from VeriSign Affiliates in which we have invested accounted for approximately 1.8% of total revenues in the second quarter of 2002 and 2.1% in the first six months of 2002 compared to less than 3.6% in the second quarter of 2001 and 2.2% in the first six months of 2001.

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

A comparison of cost of revenues for the three-month periods and the six-month periods ended June 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Cost of revenues	$146,296	$80,308	82%
Percentage of revenues	46%	35%

Six-month period:
Cost of revenues	$295,998	$154,648	91%
Percentage of revenues	46%	35%

Growth of revenues was the primary factor in the absolute dollar increase of cost of revenues in the second quarter and the first six months of 2002 over the comparable periods in 2001. We have incurred increased expenses related to the cost of hardware and software products resold to customers as part of our consulting business. The acquisitions of Illuminet Holdings and H.O. Systems have resulted in an increase in our cost of revenues on an absolute dollar basis and as a percentage of revenues since their acquisitions. We are continually upgrading our operations infrastructure which has resulted in additional depreciation expenses. Additionally, we have realized substantial growth in our sales of third party software and hardware products which are generally made at lower margins than our other enterprise and mass market sales. Any future acquisitions, further expansion into international markets and introductions of additional products will result in further increases in cost of revenues, due to additional personnel and related expenses and other factors.

Certain of our services, such as consulting and training, require greater initial personnel involvement and therefore, have higher costs than other types of services. In addition, revenues derived from our authentication services, domain name registration services, registry services, payment services and our telecommunications services each have different cost structures.

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

A comparison of sales and marketing expenses for the three-month periods and the six-month periods ended June 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Sales and marketing	$69,281	$65,337	6%
Percentage of revenues	22%	28%

Six-month period:
Sales and marketing	$136,600	$129,788	5%
Percentage of revenues	21%	29%

Sales and marketing expenses increased on an absolute dollar basis in both the second quarter and the first six months of 2002 from the comparable periods in 2001, due primarily to our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively. In addition, the Mass Markets Division continues to incur expenses promoting the value of the .com, .net and .org Web addresses as well as value-added services including Web site design tools and other enhanced service offerings. The remainder of the increase during the first quarter of 2002 was driven by lead and demand generation activities in our authentication businesses and the expansion of our international sales force.

While the absolute dollar spending increased for sales and marketing expenses, we continue to realize a decline in sales and marketing expenses as a percentage of revenues. This is primarily due to the increase in recurring revenues from existing customers, which tend to have lower acquisition costs and the increase in the productivity of the direct and inside sales forces. In addition, we began to realize benefits from our restructuring program initiated in the second quarter of 2002.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the three-month periods and the six-month periods ended June 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Research and development	$13,012	$20,659	(37)%
Percentage of revenues	4%	9%

Six-month period:
Research and development	$27,792	$40,546	(31)%
Percentage of revenues	4%	9%

Research and development expenses decreased in both the second quarter and the first six months of 2002 from the comparable periods in 2001 in absolute dollars and as a percentage of revenues. The absolute dollar decrease is related to a substantial decrease in allocated lease expenses resulting from the purchase of our headquarters complex in Mountain View, California, in October 2001. Additionally, we incurred higher expenses for the design, testing and deployment of our Internet trust service offerings during the first six months of 2001. The decrease in research and development expenses as a percentage of revenues in the second quarter and the first six months of 2002 is largely due to the decrease in spending for research and development and the restructuring program initiated in the second quarter of 2002.

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

A comparison of general and administrative expenses for the three-month periods and the six-month periods ended June 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
General and administrative	$46,622	$34,842	34%
Percentage of revenues	15%	15%

Six-month period:
General and administrative	$85,089	$66,008	29%
Percentage of revenues	13%	15%

General and administrative expense increased in the second quarter and the first six months of 2002 over the comparable periods in 2001 due primarily to our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively. In addition, our bad debt expense increased to $17.9 million in the first six months of 2002 from $6.2 million in the first six months of 2001, primarily as a result of increased revenues and the continued deterioration in the overall economy.

Restructuring and Other Costs

In April 2002, VeriSign announced plans to restructure its operations to rationalize, integrate and align the resources of the company, including recently acquired Illuminet Holdings and H.O. Systems. This restructuring program includes workforce reductions, closure of excess facilities, write-down of property and equipment and other charges. As a result of this restructuring program, we recorded restructuring and other costs of $67.8 million classified as operating expenses during the quarter ended June 30, 2002.

Workforce Reduction

The restructuring program resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. The workforce reductions announced in April 2002 were substantially completed within the quarter. We recorded a workforce reduction charge of $3.8 million during the quarter ended June 30, 2002, relating primarily to severance and fringe benefits.

Closure of Excess Facilities

VeriSign recorded charges of approximately $26.4 million for excess facilities relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after VeriSign’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Property and equipment that was disposed of or removed from operations resulted in a net charge of $20.2 million and consisted primarily of computer software, leasehold improvements, and computer equipment.

Exit Costs and Other Charges

Other exit costs consists of the write-down of prepaid license fees associated with products that were intended to be incorporated into the Company’s product offerings but were subsequently abandoned as a result of the decision to restructure. As part of the Company’s efforts to rationalize, integrate and align its resources, VeriSign also recorded other charges of $8.9 million relating primarily to the write-down of impaired prepaid marketing assets associated with discontinued advertising.

A summary of the restructuring and other costs recorded during the quarter ended June 30, 2002 is as follows:

Total Restructuring and Other Charges
(In thousands)
Workforce reduction	$3,830
Excess facilities	26,370
Write-down of property and equipment	20,179
Exit costs and other charges	17,400

$67,779

The restructuring accrual is included on the balance sheet as Accrued restructuring costs. Amounts related to the net lease expense due to the closure of facilities will be paid over the respective lease terms the longest of which extends through February 2008. We expect to substantially complete the implementation of the restructuring program during the fourth quarter of 2002.

Amortization and write-down of goodwill and other intangible assets

VeriSign adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 as of January 1, 2002. Under the provisions of SFAS No. 142, purchased goodwill and certain indefinite-lived intangibles will no longer be amortized but are subject to testing for impairment upon adoption, and on at least an annual basis thereafter. The results of this testing indicated the carrying value of goodwill and other intangible assets for certain reporting units exceeded their implied fair values and a write-down (impairment charge) of $4.6 billion was recorded in the second quarter of 2002. Previously, during the first half of 2001 VeriSign had assessed the recoverability of its goodwill using estimated undiscounted cash flows and the result of this assessment was an impairment charge to goodwill in the second quarter of 2001 in the amount of $9.9 billion.

Amortization and write-down of goodwill and other intangible assets was $4.7 billion in the second quarter of 2002 compared to $11.3 billion in the second quarter of 2001. During the first six months of 2002 the amortization and write-down of goodwill and other intangible assets was $4.8 billion compared to $12.6 billion in the first six months of 2001. Excluding the impairment charges to goodwill and other intangible assets, amortization expense was $87.5 million and $172.4 million in the second quarter and the first six months of 2002, respectively, and was $1.4 billion and $2.8 billion in the second quarter and the first six months of 2001, respectively. The decrease in amortization expense is primarily due to the discontinuance of goodwill amortization in accordance with the provisions of SFAS No. 142.

Other Income (Expense), net

Other income (expense) consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains or losses on sales or write-downs of equity investments, the net effect of foreign currency transaction gains and losses, and other miscellaneous expenses.

A comparison of other income (expense) for the three-month periods and six-month periods ended June 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Other income (expense)	$(90,663)	$19,151	(573)%
Percentage of revenues	(29)%	8%

Six-month period:
Other income (expense)	$(102,833)	$(34,012)	(202)%
Percentage of revenues	(16)%	(8)%

Other expense in the second quarter of 2002 consisted of investment write-downs of $94.8 million partially offset by $4.1 million of interest income on our cash, cash equivalents and investments. Other income in the second quarter of 2001 consisted of $19.1 million of interest income. Other expense in the first six months of 2002 consisted of investment write-downs of $113.5 million offset by $10.7 million of interest income. In the first six months of 2001 other expense included write-downs of investments totaling $74.7 million partially offset by $33.9 million of interest income. VeriSign reviews its marketable equity holdings in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. As of June 30, 2002 and 2001, we determined that the decline in value of certain of our public and non-public equity securities investments was other-than-temporary. We may from time to time recognize gains or losses from the sales, write-downs or write-offs of our equity investments.

Deferred Income Taxes

For the six-month period ended June 30, 2002, VeriSign recorded no tax benefits. This is due to the uncertainty of the realization of current net operating losses and certain deferred tax assets.

Our accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a benefit to additional paid in capital and will not result in future income statement benefit.

Minority Interest in Net Income of Subsidiary

Minority interest in the net income of VeriSign Japan K.K. was $172,000 in the second quarter of 2002 and $337,000 for the first six months of 2002 compared to $309,000 in the second quarter of 2001 and $519,000 in the first six months of 2001. The change is primarily due to a decrease in VeriSign Japan’s gross margin as a result of pricing pressures as compared to 2001. As the VeriSign Japan business continues to develop and evolve, we expect that the minority interest in net income of subsidiary will fluctuate.

Recent Developments

On July 31, 2002, the Company received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC) for information to determine whether or not the Company’s domain name registration business may have violated Section 5 of the FTC Act. More specifically, the CID requests information on the Company’s registrar’s relationship with Interland, Inc., the registrar’s direct mail offer which began in April 2002, the registrar’s transfer practices, and the deletion of domain names. Although a CID is usually a non-public, confidential investigation, as requested by the FTC, the recent disclosure to the press by unidentified sources makes the existence of this investigation appropriate for disclosure.

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

We were incorporated in April 1995, and began introducing our digital trust services in June 1995. In addition, we completed several acquisitions in 2000 and 2001, including our acquisitions of Network Solutions and Illuminet, and in February 2002 we completed our acquisition of H.O. Systems, Inc. Network Solutions, Illuminet and H.O. Systems operated in different businesses from our then current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, including, but not limited to, the following:

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

We have purchased products and services from companies and participated in financings of companies with whom we have entered into separate contractual arrangements for the distribution and sale of our products and services. We derived approximately 2.1% of our total revenues in the first six months of 2002 and approximately 1.7% of our total revenues in the first six months of 2001 from reciprocal arrangements. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services or we, under a separate agreement, participate with other investors in a private equity round financing of the company. We also derived approximately 2.7% of our total revenues in the first six months of 2002 and approximately 3.6% of our total revenues in the first six months of 2001 from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates, as well as various technology companies in a variety of related market areas. We may not be able to sustain the revenue growth we have experienced in recent periods if we do not continue to participate in business relationships of this nature. In addition, past revenue growth may not be indicative of future operating results.

We may not be able to sustain the revenue growth we have experienced in the past from our Web presence services, which depends in part upon our ability to renew domain name registrations.

In 2000, the demand for new domain name registrations in our Web presence business increased substantially as a result of our promotional programs, in which we accepted domain name registrations at significant discounts, and from registrations by entities who registered domain names with the hopes of reselling them. Many of those domain names have not been renewed as of their two-year anniversary date. Further, many of the entrepreneurial and start-up businesses, begun in 2000, have declined. The future success of our Web presence services business will depend, among other things, upon our customers’ renewal of their domain name registrations and upon our ability to obtain new domain name registrations and to successfully market our value-added product and services to our domain name registrants. Registrants may choose to renew their domain names with other registrars or they may choose not to renew and pay for renewal of their domain names. Since we deactivate and delete domain name registrations that are not paid for, our inability to obtain domain name registration renewals from our customers could have an adverse effect on our revenue growth and our business.

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

We made several acquisitions in 2000 and 2001. In December 2001, we acquired Illuminet Holdings, Inc., which recently completed several acquisitions of its own, and in February 2002 we completed our acquisition of H.O. Systems, Inc. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

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

Additionally, there is risk that we may incur additional expenses associated with a write-off of a portion of goodwill and other intangible assets, as was the case when we recorded a non-cash charge of approximately $4.6 billion in the second quarter of 2002 and $9.9 billion in the second quarter of 2001 related to write-downs of goodwill due to changes in market conditions for acquisitions made with our common stock. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further write-downs of goodwill or other intangible assets.

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

Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, and attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our digital trust services. Such an occurrence could also result in adverse publicity and therefore, adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

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

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, during 2001 we determined that the decline in value of some of our public and private equity security investments was other-than-temporary and recognized a loss of $89.1 million related to the decline in value of these investments, $74.7 of which was recognized in the first six months of 2001. During the second quarter of 2002 we wrote-off investments totaling $94.8 million and during the first six months of 2002 we recorded investment write-downs of $113.5 million. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to almost 3,200 employees at June 30, 2002. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Revenues from international subsidiaries and affiliates accounted for approximately 9% of our revenues in the second quarter of 2002 and 8% in the first six months of 2002 compared to approximately 13% in the second quarter of 2001 and 12% in the first six months of 2001. We intend to expand our international operations and international sales and marketing activities. For example, in addition to our past acquisitions of THAWTE with operations in South Africa, Network Solutions with operations in Asia and Europe, we have continued to focus on expanding our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our digital trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as all of our international revenues from VeriSign Japan, K.K. and our wholly owned subsidiaries in South Africa and Europe are not denominated in U.S. dollars;

•	difficulty of authenticating customer information;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting American interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

Any failure of a VeriSign Affiliate to maintain the privacy or security of confidential customer information could result in negative publicity and therefore, adversely affect the market’s perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally.

In July 2001, we enhanced our managed public key infrastructure services processes in order to satisfy the European Union Directive on electronic signatures, which we hope will stimulate the acceptance of digital signatures in Europe. We cannot guarantee that our enhancements to the services will be accepted by, or introduced and marketed successfully in, the European markets. Nor can we guarantee that member nations of the European Union will implement the Directive in a manner that furthers acceptance of our services. In addition, we cannot predict whether the European Union Commission will amend or alter the directive or introduce new legislation, nor can we predict the impact such a change in legislation could have on our international business and operations.

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, we have had two complaints filed against us in February 2001 and September 2001 alleging patent infringement. (See Part II, Item 1, “Legal Proceedings.”)

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

Our amended and restated certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include:

•	our stockholders may take action only at a meeting and not by written consent;

•	our board must be given advance notice regarding stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors;

•	we have a classified board of directors, with the board being divided into three classes that serve staggered three-year terms;

•	vacancies on our board may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

•	special meetings of our stockholders may be called only by the chairman of the board, the president or the board, not by our stockholders.

Liquidity and Capital Resources

	June 30, 2002	December 31, 2001	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$281,652	$726,697	(61)%
Working capital	$(168,486)	$256,714	(166)%
Stockholders’ equity	$1,687,268	$6,506,074	(74)%

At June 30, 2002, our principal source of liquidity was $281.7 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In addition, we hold $110.8 million of long-term investments, consisting primarily of debt and equity securities of non-public companies, which have no ready market.

Net cash provided by operating activities was $70.8 million in the first six months of 2002 compared to $115.5 million in the first six months of 2001. The decrease was primarily due to a decrease in our deferred revenue balance in which we receive payment in advance for many of our products and services. The decrease in cash provided by operating activities was partially offset by a decrease in accounts receivable during the first six months of 2002.

As part of the restructuring announced on April 25, 2002, VeriSign will pay cash for severance of employees, lease terminations and other contract terminations. Total cash outlays related to the restructuring program were $7.1 million in the second quarter of 2002 and are estimated to total between $11 and $12 million by the end of 2002.

Cash payments resulting from the restructuring during the three months ended June 30, 2002 were $7.1 million. We anticipate the restructuring program will result in the following future net cash outflows at June 30, 2002:

	Workforce Reduction	Lease Obligations	Total
	(In thousands)
2002 (6 months)	$924	$3,436	$4,360
2003	—	5,495	5,495
2004	—	5,285	5,285
2005	—	4,250	4,250
2006	—	2,915	2,915
Thereafter	—	2,313	2,313

	$924	$23,694	$24,618

Net cash used in investing activities was $216.0 million in the first six months of 2002, primarily as a result of $346.3 million used for the acquisition of H.O. Systems and $47.0 million used in acquisition related costs. Additionally, we used $115.3 million for purchases of short and long-term investments and $52.2 million for purchases of property and equipment. These purchases were partially offset by proceeds of $345.5 million from maturities and sales of short and long-term investments. Net cash used in investing activities was $185.6 million in the first six months of 2001, primarily as a result of $596.7 million used for purchases of short and long-term investments and $419.8 million used for purchases of property and equipment partially offset by proceeds of $853.3 million from sales and maturities of short and long-term investments.

Net cash provided by financing activities was $16.3 million in first six months of 2002 and $61.1 million in the first six months of 2001. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises.

As of June 30, 2002, we had commitments under noncancelable operating leases for our facilities for various terms through 2011.

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

Our Illuminet subsidiary entered into an agreement with Bank of America effective June 1, 2000 to provide a line of credit and a capital expenditure loan facility. The line of credit was a $10.0 million unsecured loan that expired June 1, 2002 and Illuminet currently has no plans to renew. The capital expenditure loan facility is a $15 million unsecured loan with a five-year term. No amounts were outstanding under the line of credit and $800,000 was outstanding under the capital expenditure facility at June 30, 2002.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

The primary objective of VeriSign’s investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2002, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of June 30, 2002, 73% of our non-strategic investments mature in less than one year.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(Dollars in thousands)
Included in cash and cash equivalents	$46,033	$—	$—	$46,033	$46,034
Weighted-average interest rate	1.99%	—	—
Included in short-term investments	$14,713	$35,204	$34,620	$84,537	$85,059
Weighted-average interest rate	4.43%	4.34%	4.37%

Exchange rate risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from operations other than our operations in Japan, South Africa, Europe and the United Kingdom are denominated in United States dollars and, therefore, are not subject to exchange rate fluctuations.

Both the revenues and expenses of our majority-owned subsidiary in Japan as well as our wholly owned subsidiaries and sales offices in South Africa, Europe, Hong Kong, and Canada are denominated in local currencies. In these regions, we believe this serves as a natural economic hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. Because of our minimal exposure to foreign currencies, we have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of July 31, 2002, through our Network Solutions subsidiary, we were a defendant in eleven active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the contractual right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Since that time, the frequency of this type of suit has continued to decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action that affects their contractual rights to the domain names in question. Although 92 of these kinds of situations have resulted in suits actually naming Network Solutions as a defendant, as of July 31, 2002, no adverse judgment has been rendered and no award of damages has ever been made. We believe that we have meritorious defenses and we intend to vigorously defend ourselves against these claims.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware, and on September 24, 2001, Mr. Stambler amended his complaint. Mr. Stambler alleges that VeriSign and five other defendants have infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. The other co-defendants in the action are RSA Security Inc. and First Data Corporation. Mr. Stambler has recently settled the case against the defendants Openwave Systems Inc., and Certicom Corp. Mr. Stambler seeks a judgment declaring that the defendants have infringed the asserted claims of the patents-in-suit, preliminary and permanent injunctions, damages for the alleged infringement, treble damages for any willful infringement, and attorney fees and costs. Following the close of discovery, the parties exchanged expert reports. Summary judgment motions will be filed in the coming weeks. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against us in the United States District Court for the District of Arizona. NetMoneyIN named thirty-two other defendants, including Mellon Financial Corporation, Bankcard Center Inc., FMT Corp., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A. and Wells Fargo & Co. The complaint alleges that part of VeriSign’s credit card approval process for purchases made on the Internet infringe certain claims of NetMoneyIN’s patents, U.S. Patent Nos. 5,822,737 and 5,963,917. The complaint requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants from infringing the asserted claims, an order requiring the defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount, and an order awarding NetMoneyIN attorney fees and costs. Discovery has not commenced, as the Judge has not yet issued a scheduling order. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

Beginning in May 2002 a series of identical complaints were filed in the United States District Court for the Northern District of California against VeriSign and certain of its officers and directors. The several complaints were subsequently consolidated into a single proceeding. The consolidated action purports to be on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002 and alleges that during that time period VeriSign’s stock price was artificially inflated as a result of alleged misrepresentations and omissions. Plaintiffs seek unspecified damages against the defendants. In addition, lawsuits containing similar allegations purporting to be derivative suits have been filed in state courts in California and Delaware naming various current or former officers and directors of VeriSign as defendants and seeking unspecified damages. VeriSign and the individual defendants dispute the allegations made in these lawsuits and intend to vigorously defend against them.

As of August 6, 2002, we were a defendant in eleven lawsuits filed since April 2, 2002, related to a direct mail offer sent by our Internet domain name registrar to registrant-customers of other domain name registrars. Seven of these lawsuits were brought by or on behalf of domain name registrants. The remaining four were brought by or on behalf of domain name registrars or domain name registration intermediaries. One of these registrar actions has been settled and dismissed, BulkRegister, Inc. v. VeriSign, Inc. These cases taken collectively are not expected to have a material impact on our domain name registration business or our financial statements.

On July 31, 2002, the Company received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC) for information to determine whether or not the Company’s domain name registration business may have violated Section 5 of the FTC Act. More specifically, the CID requests information on the Company’s registrar’s relationship with Interland, Inc., the registrar’s direct mail offer which began in April 2002, the registrar’s transfer practices, and the deletion of domain names. Although a CID is usually a non-public, confidential investigation, as requested by the FTC, the recent disclosure to the press by unidentified sources makes the existence of this investigation appropriate for disclosure.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Stockholders was held on May 21, 2002 at our corporate offices, located at 487 East Middlefield Road, Mountain View, California. Three proposals were voted on at the meeting. The results of each proposal are as follows.

Proposal No. 1 to elect two (2) Class I directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2005 was approved by the stockholders. The nominees received the following votes:

	For	Withheld
Scott G. Kriens	198,543,692	2,813,218
Stratton D. Sclavos	186,446,649	14,910,261

Incumbent Class II directors Kevin R. Compton, David J. Cowan and Roger H. Moore are currently serving for a term expiring at the Annual Meeting of Stockholders in 2003. Incumbent Class III directors D. James Bidzos, William L. Chenevich and Gregory L. Reyes are currently serving for a term expiring at the Annual Meeting of Stockholders in 2004.

Proposal No. 2 to approve an amendment to VeriSign’s 1998 Equity Incentive Plan to increase the number of shares reserved and authorized for issuance by 10,000,000 shares, increase the annual grant limit, and prohibit repricing of options without stockholder approval was approved by the stockholders. The proposal received the following votes:

Votes
For	117,092,647
Against	84,008,259
Abstain	256,004

On July 30, 2002, the Board of Directors voted to limit the increase in the number of shares reserved and authorized for issuance under the 1998 Equity Incentive Plan to 5,000,000 shares rather than the 10,000,000 shares approved by stockholders.

In addition, in Proposal No. 3 stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ended December 31, 2002. This proposal received the following votes:

Votes
For	197,137,709
Against	4,128,140
Abstain	91,061

Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders. Abstentions had the same effect as a vote against a proposal, for Proposals No. 2 and 3.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1	Registrant’s 1998 Equity Incentive Plan, as amended May 21, 2002	X

10.2	Registrant’s 1998 Directors Stock Option Plan, as amended January 26, 2001	X

99.1	Certification of President/CEO/Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.2	Certification of Executive VP of Finance and Administration/CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(b)    Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: August 14, 2002	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2002	By:	/s/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6 – Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section is as follows:

Exhibit Number	Exhibit Description
10.1	Registrant’s 1998 Equity Incentive Plan, as amended May 21, 2002

10.2	Registrant’s 1998 Directors Stock Option Plan, as amended January 26, 2001

99.1	Certification of President/CEO/Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Executive VP of Finance and Administration/CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.