Form 10-Q
period 2002-09-30
VERISIGN INC/CA
filed 2002-11-13
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 2002
Common stock, $.001 par value	237,280,166

PART I—FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$212,650	$306,054
Short-term investments	114,386	420,643
Accounts receivable, net	206,000	314,923
Prepaid expenses and other current assets	74,721	48,939

Total current assets	607,757	1,090,559
Property and equipment, net	620,425	532,546
Goodwill	790,749	4,944,707
Other intangible assets, net	514,513	746,462
Long-term investments	55,024	201,781
Other assets, net	10,455	21,453

	$2,598,923	$7,537,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$297,307	$313,447
Accrued merger costs	14,791	49,069
Accrued restructuring costs	24,961	—
Deferred revenue	400,191	471,329

Total current liabilities	737,250	833,845

Long-term deferred revenue	126,409	150,727
Deferred taxes	91,878	26,553
Other long-term liabilities	26,060	20,309

Total long-term liabilities	244,347	197,589

Commitments and contingencies

Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000
Issued and outstanding shares: 237,156,305 and 234,358,114 (excluding 1,690,000 shares held in treasury at September 30, 2002 and December 31, 2001)	237	234
Additional paid-in capital	23,070,527	23,051,546
Notes receivable from stockholders	—	(252)
Unearned compensation	(10,809)	(27,042)
Accumulated deficit	(21,440,795)	(16,518,878)
Accumulated other comprehensive income	(1,834)	466

Total stockholders’ equity	1,617,326	6,506,074

	$2,598,923	$7,537,508

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$301,441	$255,155	$946,666	$699,765

Costs and expenses:
Cost of revenues	140,086	83,518	436,084	238,166
Sales and marketing	60,792	65,803	197,392	195,591
Research and development	9,613	21,649	37,405	62,195
General and administrative	53,189	37,250	138,278	103,258
Restructuring and other	5,560	—	73,339	—
Amortization and write-down of goodwill and other intangible assets	56,201	459,724	4,827,243	13,103,529

Total costs and expenses	325,441	667,944	5,709,741	13,702,739

Operating loss	(24,000)	(412,789)	(4,763,075)	(13,002,974)
Other income (expense), net	(51,193)	16,556	(154,025)	(17,456)
Minority interest in net income of subsidiary	(237)	(405)	(575)	(924)

Loss before income taxes	(75,430)	(396,638)	(4,917,675)	(13,021,354)
Income tax benefit (expense)	(4,242)	9,903	(4,242)	66,512

Net loss	$(79,672)	$(386,735)	$(4,921,917)	$(12,954,842)

Net loss per share:
Basic and diluted	$(.34)	$(1.91)	$(20.83)	$(64.34)

Shares used in per share computation:
Basic and diluted	236,958	202,894	236,283	201,362

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,921,917)	$(12,954,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	77,386	40,238
Amortization and write-down of goodwill and other intangible assets	4,827,243	13,103,529
Gain on sale of marketable securities	—	(2,114)
Write-down of investments	166,771	74,690
Non-cash restructuring and other	35,536	—
Reciprocal transactions for purchases of property and equipment	(6,375)	—
Minority interest in net income of subsidiary	575	924
Deferred income taxes	4,242	(66,512)
Amortization of unearned compensation	16,230	4,130
Loss on disposal of property and equipment	1,722	5,965
Changes in operating assets and liabilities:
Accounts receivable	125,593	(85,746)
Prepaid expenses and other current assets	(41,240)	(1,293)
Accounts payable and accrued liabilities	(24,069)	17,211
Deferred revenue	(104,791)	31,351

Net cash provided by operating activities	156,906	167,531

Cash flows from investing activities:
Purchases of investments	(89,164)	(1,118,782)
Proceeds from maturities and sales of investments	368,429	1,186,105
Purchases of property and equipment	(151,911)	(65,899)
Net cash paid in business combinations	(348,643)	(67,102)
Cash paid for merger costs	(53,602)	(18,721)
Other assets	5,944	1,231

Net cash used in investing activities	(268,947)	(83,168)

Cash flows from financing activities:
Issuance of notes receivable from stockholders	—	(7)
Net proceeds from issuance of common stock	19,252	22,348

Net cash provided by financing activities	19,252	22,341

Effect of exchange rate changes	(615)	(1,349)

Net increase (decrease) in cash and cash equivalents	(93,404)	105,355
Cash and cash equivalents at beginning of period	306,054	460,362

Cash and cash equivalents at end of period	$212,650	$565,717

Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Issuance of common stock for business combinations	$—	$34,240

Unrealized gain (loss) on investments, net of tax	$(1,685)	$4,788

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at September 30, 2002, and the results of operations and cash flows for the interim periods ended September 30, 2002 and 2001.

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

The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable and accrued liabilities approximate their respective fair values.

Note 2.    Business Combination

In February 2002, VeriSign completed its acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. VeriSign paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. As part of the purchase price, VeriSign recorded an accrual for merger-related costs of $17 million of which $1.8 million is in the accrued merger costs balance as of September 30, 2002. The total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. VeriSign recorded goodwill of approximately $213 million and other intangible assets of approximately $210 million as a result of this acquisition. In accordance with the provisions of SFAS No. 142, VeriSign evaluated goodwill and intangible assets for impairment during the second quarter of 2002. The results of this evaluation indicated the carrying value of its goodwill and other intangible assets exceeded their implied fair values and an impairment charge was recorded in the second quarter of 2002—see Note 5 to Condensed Consolidated Financial Statements. VeriSign has evaluated the remaining useful lives of H.O. Systems’ intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and therefore, were not subject to amortization. VeriSign determined that no adjustments to the useful lives of its other intangible assets were necessary and its intangible assets would continue to be amortized over a six-year period. Goodwill is not amortized but will be tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition.

In July 2002, VeriSign increased its equity ownership in VeriSign Australia Limited (formerly known as eSign Australia Limited) to approximately 51% of the total outstanding stock of VeriSign Australia, and as a result, has included their financial statements in our consolidated results as of the third quarter of 2002. These results are not considered significant or material to the consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Restructuring and Other Costs

In April 2002, the Company announced plans to restructure its operations to rationalize, integrate and align the resources of the Company. This restructuring program included workforce reductions, closure of excess facilities, write-down of property and equipment and other charges. As a result of this restructuring program, in conformity with SEC Staff Accounting Bulletin (“SAB”) No. 100 and Emerging Issues Task Force (“EITF”) Issue No. 94-3, VeriSign recorded restructuring and other charges of $5.6 million classified as operating expenses during the quarter ended September 30, 2002 and $73.3 million in the nine-month period ended September 30, 2002. VeriSign expects to incur additional restructuring charges of approximately $15 to $20 million over the next two quarters related to the restructuring of our consulting services.

Workforce reduction

The restructuring program resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. VeriSign recorded a workforce reduction charge of $900,000 during the quarter ended September 30, 2002 and $4.7 million during the first nine months of 2002, relating primarily to severance and fringe benefits.

Closure of excess facilities

VeriSign recorded charges of approximately $2.7 million during the quarter ended September 30, 2002 and $29.1 million during the first nine months of 2002 for abandoned or excess facilities relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after VeriSign’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Property and equipment that was disposed of or removed from operations resulted in a net charge of $20.2 million during the first nine months of 2002 and consisted primarily of computer software, leasehold improvements, and computer equipment.

Exit costs and other charges

VeriSign recorded other exit costs consisting of the write-down of prepaid license fees associated with products that were intended to be incorporated into the Company’s product offerings but were subsequently abandoned as a result of the decision to restructure. These charges totaled approximately $400,000 during the quarter ended September 30, 2002 and $8.9 million during the first nine months of 2002. As part of the Company’s efforts to rationalize, integrate and align its resources, VeriSign also recorded other charges of $1.6 million during the quarter ended September 30, 2002 and $10.5 million during the first nine months of 2002 relating primarily to the write-down of impaired prepaid marketing assets associated with discontinued advertising.

A summary of the restructuring and other costs recorded during the three-month and nine-month periods ended September 30, 2002 are as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(In thousands)
Workforce reduction	$900	$4,730
Excess facilities	2,680	29,050
Write-down of property and equipment	—	20,179
Exit costs and other charges	1,980	19,380

	$5,560	$73,339

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2002, the accrued liability associated with the restructuring and other related charges was $25.0 million and consisted of the following:

	Restructuring and Other Charges	Non-cash Restructuring and Other Charges	Cash Payments	Restructuring Accrual at September 30, 2002
	(In thousands)
Workforce reduction	$4,730	$—	$(4,680)	$50
Excess facilities	29,050	—	(4,350)	24,700
Write-down of property and equipment	20,179	(20,179)	—	—
Exit costs and other charges	19,380	(15,357)	(3,812)	211

	$73,339	$(35,536)	$(12,842)	$24,961

The restructuring accrual is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the closure of excess facilities will be paid over the respective lease terms the longest of which extends through February 2008.

Note 4.    Reciprocal Transactions

VeriSign did not enter into any new reciprocal transactions during the quarter ended September 30, 2002. There were approximately $1.4 million of revenues related to prior period transactions for the quarter ended September 30, 2002. Revenues recognized under reciprocal arrangements were approximately $11.1 million in the quarter ended September 30, 2001, of which all involved non-monetary transactions.

Reciprocal transactions entered into during the first nine months of 2002, accounted for approximately $7.2 million of revenues of which $4.5 million was non-monetary. An additional $5.4 million of revenues was recognized during the first nine months of 2002, which related to reciprocal transactions entered into in prior periods. Revenues recognized under reciprocal arrangements were approximately $20.6 million in the first nine months of 2001 all of which involved non-monetary transactions.

Note 5.    Goodwill and Other Intangible Assets

VeriSign adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 as of January 1, 2002. Under the provisions of SFAS No. 142, purchased goodwill and certain indefinite-lived intangibles are no longer amortized but are subject to testing for impairment upon adoption, and on at least an annual basis thereafter, or whenever events or changes in circumstances suggest the carrying amount may not be recoverable. The net book value of goodwill on January 1, 2002 was approximately $4.9 billion, which included approximately $10.9 million of intangible assets previously allocated to workforce in place that were subsumed into goodwill as of January 1, 2002 in accordance with the provisions of SFAS No. 141. As of January 1, 2002 VeriSign evaluated the remaining useful lives of its other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore, not subject to amortization. VeriSign determined that no adjustments to the useful lives of its other intangible assets were necessary.

The provisions of SFAS No. 142 require that a two-step evaluation be performed to assess goodwill and other intangible assets for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and proceeding to the second step is not required. If the carrying value of any reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of its goodwill (the second step). If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. VeriSign performed its transitional impairment test with regard to the carrying value of goodwill as of January 1, 2002 and concluded no material impairment of the carrying value of goodwill existed at that date.

VeriSign performed its annual impairment test as of June 30, 2002. The fair value of VeriSign’s reporting units was determined using a combination of the income and the market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets were valued using a combination of the income approach and cost approaches. Under the cost approach, fair value is based on an estimate of the current costs to replace the asset with an asset of similar utility. In the application of the income, market and cost valuation approaches, VeriSign was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. As a result of the deterioration in the value of the Company since January 1, 2002, the results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for certain reporting units exceeded their implied fair values and an impairment charge was recorded during the second quarter of 2002.

The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in a write-off of the net book value in the second quarter of 2002 as follows:

	Mass Markets Division	Enterprise and Service Provider Division	Total
	(In thousands)
Goodwill	$2,026,375	$2,348,450	$4,374,825
Customer relationships	3,297	24,294	27,591
Technology in place	256	40,693	40,949
Trade name	—	3,205	3,205
Contracts with ICANN and customer lists	23,092	129,007	152,099

	$2,053,020	$2,545,649	$4,598,669

VeriSign’s other intangible assets comprise:

	As of September 30, 2002
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
ISP hosting relationships	$11,388	$(10,689)	$699
Customer relationships	260,597	(75,450)	185,147
Technology in place	148,993	(82,091)	66,902
Non-compete agreement	1,019	(903)	116
Trade name	76,314	(76,212)	102
Contracts with ICANN and customer lists	953,589	(692,042)	261,547

	$1,451,900	$(937,387)	$514,513

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	As of December 31, 2001
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
ISP hosting relationships	$11,388	$(9,116)	$2,272
Customer relationships	260,597	(15,408)	245,189
Technology in place	49,163	(20,943)	28,220
Non-compete agreement	1,019	(649)	370
Trade name	74,464	(72,514)	1,950
Contracts with ICANN and customer lists	826,390	(368,870)	457,520
Workforce in place	18,595	(7,654)	10,941

	$1,241,616	$(495,154)	$746,462

For the three-month periods ended September 30, 2002 and 2001, amortization of other intangible assets was $56.2 million and $459.7 million, respectively. Amortization and write-down of goodwill and other intangible assets was $4.8 billion and $13.1 billion for the nine-month periods ended September 30, 2002 and 2001, respectively.

Estimated future amortization expense related to other intangible assets at September 30, 2002 is as follows:

(In thousands)
2002 (3 months)	$55,905
2003	190,203
2004	69,556
2005	69,556
2006	65,019
Thereafter	64,274

$514,513

Had the provisions of SFAS No. 142 been in effect for all periods presented, VeriSign’s net loss would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Net loss:
Net loss as reported	$(79,672)	$(386,735)	$(4,921,917)	$(12,954,842)
Add back amortization of goodwill and workforce in place	—	394,920	—	3,013,172

Net loss as adjusted	$(79,672)	$8,185	$(4,921,917)	$(9,941,670)

Net loss per share:
Basic and diluted as reported	$(.34)	$(1.91)	$(20.83)	$(64.34)
Add back amortization of goodwill and workforce in place	—	1.95	—	14.97

Basic and diluted as adjusted	$(.34)	$.04	$(20.83)	$(49.37)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the third quarter of 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded write-downs of these investments totaling $53.2 million. During the third quarter of 2001,VeriSign determined that no investment write-downs were necessary. During the first nine months of 2002 and 2001, VeriSign recorded write-downs of certain of its public and non-public equity investments totaling $166.8 million and $74.7 million, respectively. VeriSign reviews all of its public and non-public investments on a quarterly basis to determine if any other-than-temporary declines exist.

From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. VeriSign recognized revenues totaling $6.3 million and $23.9 million in the third quarter and the first nine months of 2002, respectively, and recognized revenues totaling $10.6 million and $26.8 million in the third quarter and the first nine months of 2001, respectively, from customers, including VeriSign Affiliates, with whom it had previously participated in a private equity round of financing.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Comprehensive Loss

Comprehensive loss consists of net loss plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net loss	$(79,672)	$(386,735)	$(4,921,917)	$(12,954,842)
Change in unrealized gain (loss) on investments, net of tax	(1,205)	(430)	(1,685)	4,788
Translation gain (loss) adjustments	(821)	22	(615)	(1,349)

Comprehensive loss	$(81,698)	$(387,143)	$(4,924,217)	$(12,951,403)

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

The following table represents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Basic and diluted net loss per share:
Net loss	$(79,672)	$(386,735)	$(4,921,917)	$(12,954,842)

Determination of basic and diluted shares:
Weighted average shares outstanding	236,958	202,894	236,283	201,362

Basic and diluted average common shares outstanding	236,958	202,894	236,283	201,362

Basic and diluted net loss per share	$(.34)	$(1.91)	$(20.83)	$(64.34)

VeriSign has excluded potential common shares subject to outstanding stock options from the calculation of diluted net loss per share for all periods presented because their effect would have been anti-dilutive. At September 30, 2002, options to purchase 40,583,618 shares were outstanding and at September 30, 2001, options to purchase 29,202,143 shares were outstanding.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Mass Markets Division	Enterprise and Service Provider Division	Other	Total Segments
	(In thousands)
Three months ended September 30, 2002:
Total revenues	$100,476	$221,476	$—	$321,952
Internal revenues	—	(20,511)	—	(20,511)

Total external revenues	$100,476	$200,965	$—	$301,441

Cost of revenues	$49,372	$103,899	$7,326	$160,597
Internal cost of revenues	(20,511)	—	—	(20,511)

Total cost of revenues	$28,861	$103,899	$7,326	$140,086

Segment gross margin after eliminations	$71,615	$97,066	$(7,326)	$161,355

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Mass Markets Division	Enterprise and Service Provider Division	Other	Total Segments
	(In thousands)
Three months ended September 30, 2001:
Total revenues	$142,779	$145,785	$—	$288,564
Internal revenues	—	(33,409)	—	(33,409)

Total external revenues	$142,779	$112,376	$—	$255,155

Cost of revenues	$71,915	$44,505	$507	$116,927
Internal cost of revenues	(33,409)	—	—	(33,409)

Total cost of revenues	$38,506	$44,505	$507	$83,518

Segment gross margin after eliminations	$104,273	$67,871	$(507)	$171,637

Nine months ended September 30, 2002:
Total revenues	$316,916	$700,720	$—	$1,017,636
Internal revenues	—	(70,970)	—	(70,970)

Total external revenues	$316,916	$629,750	$—	$946,666

Cost of revenues	$156,084	$329,497	$21,473	$507,054
Internal cost of revenues	(70,970)	—	—	(70,970)

Total cost of revenues	$85,114	$329,497	$21,473	$436,084

Segment gross margin after eliminations	$231,802	$300,253	$(21,473)	$510,582

Nine months ended September 30, 2001:
Total revenues	$425,301	$375,446	$—	$800,747
Internal revenues	—	(100,982)	—	(100,982)

Total external revenues	$425,301	$274,464	$—	$699,765

Cost of revenues	$223,405	$109,283	$6,460	$339,148
Internal cost of revenues	(100,982)	—	—	(100,982)

Total cost of revenues	$122,423	$100,982	$6,460	$238,166

Segment gross margin after eliminations	$302,878	$165,181	$(6,460)	$461,599

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to VeriSign, as reported

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Revenues:
Total segments	$321,952	$288,564	$1,017,636	$800,747
Elimination of internal revenues	(20,511)	(33,409)	(70,970)	(100,982)

Revenues, as reported	$301,441	$255,155	$946,666	$699,765

Net loss:
Segment gross margin	$161,355	$171,637	$510,582	$461,599
Operating expenses	185,355	584,426	5,273,657	13,464,573

Operating loss	(24,000)	(412,789)	(4,763,075)	(13,002,974)
Other income (expense)	(51,193)	16,556	(154,025)	(17,456)
Minority interest in net income of subsidiary	(237)	(405)	(575)	(924)

Loss before income taxes	(75,430)	(396,638)	(4,917,675)	(13,021,354)
Income tax benefit (expense)	(4,242)	9,903	(4,242)	66,512

Net loss, as reported	$(79,672)	$(386,735)	$(4,921,917)	$(12,954,842)

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Geographic information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Revenues:
United States	$275,906	$216,231	$866,248	$607,008
All other countries	25,535	38,924	80,418	92,757

Total	$301,441	$255,155	$946,666	$699,765

VeriSign operates in the United States, Europe, South Africa, Asia, Australia and Canada. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from our Mountain View, California facility and domain names registered through or at our Herndon, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, and other long-term assets.

	As of September 30,
	2002	2001
	(In thousands)
Long-lived assets:
United States	$1,915,484	$5,107,419
All other countries	75,682	236,438

Total	$1,991,166	$5,343,857

Note 11.    Income Taxes

For the three and nine-month periods ended September 30, 2002, VeriSign recorded tax expense of $4.2 million relating to foreign withholding and income taxes. VeriSign recorded no tax benefit relating to domestic operations. This is due to the uncertainty of the realization of current net operating losses and certain deferred tax assets.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS 146 is not expected to have a material effect on VeriSign’s consolidated financial position or results of operations. The effect on timing of recognition of liabilities could be significantly different from previous restructurings.

Note 13.    Adoption of Stockholder Right Plan

On September 24, 2002, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. Under the plan, the Board of Directors declared a dividend of one stock purchase right for each share of VeriSign’s common stock outstanding on October 4, 2002. The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of VeriSign’s outstanding common stock by a person or group. Each right entitles the holder, other than an “acquiring person,” to acquire shares of VeriSign’s common stock at a 50% discount to the then prevailing market price. VeriSign’s Board of Directors may redeem outstanding rights at any time prior to a person becoming an “acquiring person,” at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by VeriSign’s Board of Directors without the approval of the holders of the rights.

Note 14.    Subsequent Event

On October 14, 2002, the Internet Corporation for Assigned Names and Numbers Board of Directors, or ICANN, selected the proposal of the Internet Society for negotiations toward an agreement with ICANN to become the successor operator of the .org top-level domain. If the negotiations are successful, the Internet Society will replace VeriSign as operator of the .org top-level domain when our agreement with ICANN expires December 31, 2002. Pursuant to the terms of our .org Registry Agreement, if the Internet Society is a non-profit entity we will pay to ICANN or ICANN’s designee the sum of $5 million to be used to establish an endowment to be used to fund future operating costs of the successor operator of the .org registry. We have placed such sum in escrow for this purpose. The expiration of the .org Registry Agreement is expected to reduce revenues generated from the .org top-level domain name by approximately $4 million in 2003.

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

Acquisitions

In February 2002, we completed our acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. We paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. As part of the purchase price, we recorded an accrual for merger-related costs of $17 million. The total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We recorded goodwill of approximately $213 million and other intangible assets of approximately $210 million as a result of this acquisition. In accordance with the provisions of SFAS No. 142, VeriSign evaluated H.O. Systems’ goodwill and intangible assets for impairment during the second quarter of 2002. The results of this evaluation indicated the carrying value of their goodwill and other intangible assets exceeded their implied fair values and an impairment charge was recorded in the second quarter of 2002—see Note 5 to Condensed Consolidated Financial Statements. VeriSign has evaluated the remaining useful lives of H.O. Systems’ intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and therefore, were not subject to amortization. VeriSign determined that no adjustments to the useful lives of its other intangible assets were necessary and its intangible assets would continue to be amortized over a six-year period. Goodwill will not be amortized but will be tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition.

In July 2002, VeriSign increased its equity ownership in eSign Australia Limited to approximately 51% of the total outstanding stock of eSign, and as a result, has included their financial statements in our consolidated results as of the third quarter of 2002. These results are not considered significant or material to the consolidated financial statements.

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

Domain name registration renewal fees are estimated and recorded based on recent renewal and collection rates. Customers are notified of the expiration of their registration in advance, and we record the receivables for estimated renewal fees in the month preceding the anniversary date of their registration when we have a right to bill under the terms of domain name registration agreements. Currently, the vast majority of collections for renewals take place prior to the anniversary date of the registration. The remaining minor variance between actual collections and the rate used to estimate renewal fees at the end of a quarter is adjusted in the subsequent quarter. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

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

Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of OnSite managed services are deferred and recognized ratably over the term of the license, generally 12 to 36 months. Maintenance is bundled with OnSite licenses and recognized over the license term.

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

Revenues from consulting services are recognized using the percentage-of-completion method for fixed-fee development arrangements or as the services are provided for time-and-materials arrangements and training services. Revenues from third-party product sales are recognized when title to the products sold passes to the customer. Our shipping terms generally dictate that the passage of title occurs upon shipment of the products to the customer.

Revenues from payment services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” revenues from set-up fees are deferred and recognized ratably over the period that the fees are earned. Revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review all significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category of the invoice. We also monitor our accounts receivable for any build up of concentration to any one customer, industry or geographic region. To date, our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

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

We review our marketable equity holdings in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. We consider the investee company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management, among other factors, in our review. If we determine that an other-than-temporary decline exists in a marketable equity security, we write-down the investment to its market value and record the related write-down as an investment loss in our consolidated statements of operations. For non-public companies, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If we determine that an other-than-temporary decline exists in a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in our consolidated statements of operations. Generally, if cash balances are insufficient to sustain the company’s operations for a six-month period and there are no current prospects of future funding for the investee, we consider the decline in fair value to be other-than-temporary. During the third quarter of 2002, we determined that the decline in value of certain of our public and non-public equity investments was other-than-temporary and recorded a write-down of these investments totaling $53.2 million. During the third quarter of 2001, we determined that no investment write-downs were necessary. During the nine-month periods ended September 30, 2002 and 2001, we recorded investment write-downs of $166.8 million and $74.7 million, respectively.

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

Effective January 1, 2002, goodwill is assessed for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 requires that a two-step evaluation be performed. First, the fair value of each of our reporting units is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. VeriSign selected June 30, 2002 as the date to conduct its annual impairment evaluation. VeriSign completed the two-step evaluation during the second quarter of 2002 and the results of this evaluation indicated the carrying value of goodwill and other intangible assets for certain reporting units exceeded their implied fair values and an impairment charge of approximately $4.6 billion was recorded in the second quarter of 2002.

Employee Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of the Company by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options are typically granted to employees when they first join VeriSign and on an annual basis thereafter. Stock options are also granted when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. The compensation committee may, however, grant additional options to executive officers and key employees for other reasons. Currently, we grant options from three stock option plans: the 1998 Equity Incentive Plan and the 2001 Stock Incentive Plan which are broad-based plans, under which options may be granted to all employees, consultants, independent contractors and advisors of VeriSign other than non-employees directors, and the 1998 Directors Stock Plan, under which options are granted automatically under a pre-determined formula to non-employee directors. Under these plans the participants may be granted options to purchase shares of VeriSign stock and substantially all of our employees and directors participate in one of our plans. Options issued under the 1998 Directors Stock Option Plan vest as to 6.25% of the shares each quarter after the date of grant, provided the optionee continues as a director or, if VeriSign so specifies in the grant, as a consultant of VeriSign. Options issued under the 1998 Equity Incentive Plan and 2001 Stock Incentive Plan generally vest as to 25% of the shares on the first anniversary of the date of grant and as to 6.25% of the shares each of the next 12 quarters.

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. While 6% is the maximum potential dilution from options granted in fiscal years 2000, 2001, and in the first nine months of 2002, this maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the current market price. At September 30, 2002, approximately 97% of our stock options had exercise prices in excess of the current market price.

All stock option grants to current executive officers are made after a review by, and with the approval of the compensation committee of the Board of Directors. All stock option grants to non-executive officers are determined by VeriSign’s Chief Executive Officer in accordance with guidelines approved by the compensation committee. All members of the compensation committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of Compensation Committee” appearing in our proxy statement dated April 10, 2002 for further information concerning the policies of our compensation committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted for 2000, 2001, and year to date as of September 30, 2002, to our Chief Executive Officer and our four other most highly compensated executive officers as identified in our 2001 and 2002 Proxy Statements. This group is referred to as the Named Executive Officers. Please refer to the section headed “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants in 2000, 2001, and Year to Date as of September 30, 2002:

	Nine Months Ended September 30, 2002	2001	2000
	(Shares in thousands)
Shares subject to options granted	12,447	15,789	8,007
Less options cancelled	(7,316)	(4,986)	(1,750)

Net shares subject to options granted	5,131	10,803	6,257
Common shares outstanding at beginning of period	234,358	198,639	103,483
Net options granted during the period as a percentage of outstanding common shares	2.2%	5.4%	6.0%
Options granted to Named Executive Officers during the period as a percentage of total options granted	15.3%	11.3%	5.9%
Options held by Named Executive Officers as a percentage of total options outstanding	16.8%	13.4%	16.8%

During the first nine months of 2002, we granted stock options to purchase approximately 12.4 million shares of our stock to our existing employees, which resulted in a net grant of 5.1 million shares after deducting 7.3 million shares for options cancelled or otherwise terminated. For the first nine months of 2002, options granted to the Named Executive Officers as a percentage of all options granted was 15.3%. Options granted to the Named Executive Officers varies from year to year depending on their achievements and future potential in leading the Company. For additional information about our employee stock option plan activity for the fiscal years 2000 and 2001, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, please refer to our Annual Report on Form 10-K filed March 19, 2002 for the fiscal year ended December 31, 2001.

General option information

Summary of Option Activity as of September 30, 2002:

	Nine Months Ended September 30, 2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	37,340,507	$52.50	28,639,917	$59.65	17,835,362	$16.77
Assumed in business combinations	—	—	3,550,832	15.16	10,204,590	50.23
Granted	12,446,530	16.95	15,789,042	39.12	8,007,368	129.92
Exercised	(2,112,202)	4.28	(5,653,134)	12.75	(5,657,256)	11.70
Cancelled	(7,315,533)	57.35	(4,986,150)	73.05	(1,750,147)	49.36

Outstanding at end of period	40,359,302	43.27	37,340,507	52.50	28,639,917	59.65

Exercisable at end of period	16,633,156	49.35	12,074,142	44.53	6,297,793	17.40

The following table sets forth a comparison of the numbers of shares subject to our options whose exercise prices were below the closing price of our common stock on September 30, 2002 (“In-the-Money” options) to the numbers of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of September 30, 2002:

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	1,202,341	$2.04	34,872	$2.92	1,237,213	$2.07
Out-of-the-Money (1)	15,430,815	53.04	23,691,253	59.96	39,122,089	44.57

Total options outstanding	16,633,156	49.35	23,726,125	39.00	40,359,302	43.27

(1)	Out-of-the-Money options are those options with an exercise price of our common stock at or above the closing price of $5.05 at September 30, 2002, as reported by the Nasdaq National Market.

Executive Options

The following table sets forth certain information regarding stock options granted year to date as of September 30, 2002 to our Named Executive Officers. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant.

Summary of Option Activity as of September 30, 2002:

Name	Individual Grants (1)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Terms (2)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2002 (3)		Exercise Price Per Share (4)	Expiration Date
						5%	10%
Stratton D. Sclavos	600,000 600,000	4.821 4.821	% %	$22.71 10.08	2/21/09 5/24/09	$5,547,150 2,462,143	$12,927,219 5,737,841
Dana L. Evan	100,000 75,000	0.803 0.603	% %	22.71 10.08	2/21/09 5/24/09	924,525 307,768	2,154,537 717,230
Quentin P. Gallivan	100,000 75,000	0.803 0.603	% %	22.71 10.08	2/21/09 5/24/09	924,525 307,768	2,154,537 717,230
Robert J. Korzeniewski	100,000 75,000	0.803 0.603	% %	22.71 10.08	2/21/09 5/24/09	924,525 307,768	2,154,537 717,230
Anil H.P. Pereira	100,000 75,000	0.803 0.603	% %	22.71 10.08	2/21/09 5/24/09	924,525 307,768	2,154,537 717,230
James P. Rutt (5)	—	—		—	—	—	—

(1)
All options granted in 2002 were granted under VeriSign’s 1998 Equity Incentive Plan, except with respect to an option to purchase 600,000 shares of VeriSign common stock that was granted to Stratton D. Sclavos on February 21, 2002, and an option to purchase 200,000 shares of VeriSign common stock that was granted to Stratton D. Sclavos on May 24, 2002, which were granted under the 2001 Stock Incentive Plan. Options generally become exercisable with respect to 25% of the shares covered by the option on the first anniversary of the date of grant and with respect to an additional 6.25% of these shares each quarter thereafter. These options have a term of seven years. Upon certain changes in control of VeriSign, this vesting schedule will accelerate as to 50% of any shares that are then unvested for officers of VeriSign at the level of senior vice president and above and as to 100% of any shares that are then unvested for the President and Chief Operating Officer.

(2)
Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the common stock of VeriSign appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the seven-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect VeriSign’s projection or estimate of future stock price growth.

(3)	VeriSign granted options to purchase 12,446,530 shares of common stock to employees during the nine months ended September 30, 2002.

(4)	Options were granted at an exercise price equal to the fair market value per share of VeriSign common stock, as quoted on the Nasdaq National Market.

(5)	James P. Rutt left the Company effective March 31, 2001.

The following table sets forth certain information regarding stock options exercised by each of our Named Executive Officers during the nine months ended September 30, 2002.

Option Exercises and Remaining Holdings Year to Date as of September 30, 2002 of Named Executive Officers:

	Number of Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at September 30, 2002		Values of Unexercised In-the-Money Options at September 30, 2002 (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	46,474	$317,139	1,970,886	2,418,490	$166,416	—
Dana L. Evan	42,728	1,254,494	358,924	378,228	—	—
Quentin P. Gallivan	7,500	61,350	298,707	411,457	—	—
Robert J. Korzeniewski	—	—	180,793	326,062	—	—
Anil H.P. Pereira	—	—	158,753	289,582	6,731	—
James P. Rutt	—	—	—	—	—	—

(1)	The “Value Realized” represents the difference between the closing price of the underlying shares of common stock and the exercise price of the stock options on the actual exercise date.

(2)	Option values are based on the closing price of our common stock of $5.05 as reported by the Nasdaq National Market on September 30, 2002, net of the option exercise price.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2002.

	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by shareholders	18,391,528	$51.62	10,875,559
Equity compensation plans not approved by shareholders	16,652,777	29.85	2,949,811
Total (1)	35,044,305	41.27	13,825,370

(1)	Does not include 5,314,997 options with a weighted average exercise price of $56.41 that were assumed in business combinations.

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

Results of Operations

We have experienced substantial net losses in the past. As of September 30, 2002, we had an accumulated deficit of approximately $21.4 billion, primarily due to $21.6 billion of goodwill and other intangible asset write-downs and amortization related to our acquisitions.

Revenues

A comparison of revenues for the three-month periods and the nine-month periods ended September 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Web presence and trust services	$100,476	$142,779	(30)%

Subtotal—Mass Markets Division	100,476	142,779	(30)%

Managed security and network services	67,395	80,105	(16)%
Registry and telecommunications services	133,570	32,271	314%

Subtotal—Enterprise and Service Provider Division	200,965	112,376	79%

Total revenues	$301,441	$255,155	18%

	2002	2001	Change
	(Dollars in thousands)
Nine-month period:
Web presence and trust services	$316,916	$425,301	(25)%

Subtotal—Mass Markets Division	316,916	425,301	(25)%

Managed security and network services	244,280	190,884	28%
Registry and telecommunications services	385,470	83,580	361%

Subtotal—Enterprise and Service Provider Division	629,750	274,464	129%

Total revenues	$946,666	$699,765	35%

Total revenues increased 18% in the third quarter of 2002 from the third quarter of 2001 and increased 35% in the first nine months of 2002 compared to the first nine months of 2001 primarily due to the inclusion of telecommunications services revenues resulting from the acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively.

Revenues for our Mass Markets Division decreased 30% in the third quarter of 2002 and decreased 25% in the first nine months of 2002 compared to the similar periods a year ago primarily due to the reduction in total active domain names under management, and lower registrations for new and renewed domain names and a reduction in the average selling price of domain names. We expect the revenues for our Mass Markets Division to continue to decrease through at least the first half of 2003 due to a reduction in domain name sales and a possible reduction in the average selling price of domain names.

Revenues for our Enterprise and Service Provider Division increased 79% or $88.6 million as compared to the quarter ended September 30, 2001. This increase is primarily due to the acquisitions of Illuminet Holdings and H.O. Systems which increased revenues approximately $101 million offset by a decrease in revenues from our international affiliates. Revenues increased 129% or $355.3 million in the first nine months of 2002 compared to the same period in 2001. This increase is primarily due to the acquisitions of Illuminet Holdings and H.O. Systems which increased revenues approximately $285 million, an increase in consulting services revenues which includes the resale of third party products of approximately $69 million, and an increase in our digital brand management service offerings, offset by a decrease in revenues from our international affiliates. We expect revenues for our Enterprise and Service Provider Division to decrease due to our decision to significantly reduce the resale of our third party products. We recognized approximately $23.2 million of revenue related to the resale of third party products in the quarter ended September 30, 2002.

VeriSign did not enter into any new reciprocal transactions during the quarter ended September 30, 2002. There were approximately $1.4 million of revenues related to prior period transactions for the quarter ended September 30, 2002. Revenues recognized under reciprocal arrangements were approximately $11.1 million in the third quarter of 2001 of which all involved non-monetary transactions.

Reciprocal transactions entered into during the first nine months of 2002, accounted for approximately $7.2 million of revenues of which $4.5 million was non-monetary. An additional $5.4 million of revenues was recognized during the first nine months of 2002, which related to reciprocal transactions entered into in prior periods. Revenues recognized under reciprocal arrangements were approximately $20.6 million in the first nine months of 2001 all of which involved non-monetary transactions.

We derived 2.1% in the third quarter of 2002 and 2.5% in the first nine months of 2002 of our total revenues from customers with whom we have previously participated in a private equity round of financing, compared to 4.2% in the third quarter of 2001 and 3.8% in the first nine months of 2001. These customers include several of the VeriSign Affiliates as well as various technology companies in a variety of related market areas. Typically in these relationships, under separate agreements, we sell our products and services to a company and, under a separate agreement, participate with other investors in a private equity round financing of the company. We typically make our investments with others where our investment is less than 50% of the total financing round. Our policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

Mass Markets Division

In the three and nine-month periods ended September 30, 2002, revenues from Web presence and trust services decreased 30% and 25% over the comparable periods in 2001 primarily due to a decrease in domain names under management. Our domain name registrar business managed approximately 33% fewer domain names at September 30, 2002, compared to September 30, 2001.

During the third quarter of 2002, we registered approximately 500,000 gross new domain names and renewed or extended an additional 700,000 domain names bringing the total active domain names under management by our domain name registrar business to approximately 9.7 million at September 30, 2002, a decrease of approximately 600,000 from the previous quarter and a decrease of 4.8 million from September 30, 2001. During the first nine months of 2002 we registered approximately 1,600,000 gross new domain names and renewed or extended an additional 1,900,000 domain names. Due to the changing market in domain names, we have experienced lower total active domain names under management and expect this trend to continue.

Our Mass Markets Division and our Enterprise and Service Provider Division combined issued approximately 95,000 new and renewed Web site digital certificates in the third quarter of 2002 compared to approximately 98,000 in the third quarter of 2001. We increased our total installed base to over 400,000 certificates at September 30, 2002, compared to our installed base of approximately 348,000 certificates at

September 30, 2001. During the first nine months of 2002 our Mass Markets Division and our Enterprise and Service Provider Division issued approximately 300,000 new and renewed certificates compared to approximately 283,000 new and renewed certificates in the first nine months of 2001. In addition, due to increased competition in the Web trust services market, we have experienced moderate pricing pressure for our services. We expect that this pricing pressure will continue.

Enterprise and Service Provider Division

In the third quarter of 2002 revenues from our managed security and network services product line decreased 16% from the third quarter of 2001 primarily due to decreased revenue from our international affiliates. In the first nine months of 2002 revenues from the managed security and network services product line increased 28% over the comparable period in 2001 primarily due to an overall increase in revenues related to prior year acquisitions and from consulting services which included the resale of third party products. Additionally, we experienced a moderate increase in the demand for our other enterprise managed service offerings offset by a decrease in revenue from our international affiliates in the first nine months of 2002. We expect revenues from our managed security and network services product line to decrease due to our decision to significantly reduce the resale of third party products.

Revenues from registry and telecommunications services increased 314% in the third quarter of 2002 and increased 361% in the first nine months of 2002 compared to the similar periods of 2001 due to our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively. The VeriSign Global Registry Services group managed approximately 27.5 million domain names at September 30, 2002 in the active zone file for all domain names ending in .com, .net and .org. The Global Registry Services group also processed 2.7 million new domain names during the third quarter of 2002 and processed 8.1 million new domain names during the first nine months of 2002. Pursuant to our agreement with ICANN, we will terminate our management of the .org top-level domain at the end of 2002. We expect the expiration of this .org Registry Agreement will reduce revenues generated from the .org top-level domain name by approximately $4 million in 2003.

VeriSign’s Illuminet Holdings subsidiary added 19 new signaling points in the third quarter of 2002, bringing its total number of signaling points to 1,004, up from 919 at September 30, 2001. In addition, Illuminet Holdings saw the number of queries on its database increase to 7.9 billion during the third quarter of 2002, up from 7.2 billion in the second quarter of 2002 and 6.6 billion in the first quarter of 2002. We expect revenues from our registry and telecommunications services to increase slightly.

International revenues

Revenues from international subsidiaries and affiliates accounted for 8% of revenues in the third quarter of 2002 and 8% of revenues in the first nine months of 2002 compared to 15% of revenues in the third quarter of 2001 and 13% of revenues in the first nine months of 2001. The percentage decrease in revenues from international subsidiaries and affiliates during the periods presented was primarily related to the acquisitions of Illuminet Holdings in December 2001 and H.O. Systems in February 2002 whose revenues are primarily attributable to the United States. Additionally, we have reduced the number of participants in our international affiliate program in an effort to terminate under performing partners as we refocus and transition our overall international strategy and enter certain markets directly.

In 1998, we began our international affiliate program under which we signed agreements with local telecommunications companies, financial institutions and others to promote, sell and distribute our PKI services in international markets around the world. These affiliate program members typically require significant capital development, the cost of which is borne by the affiliate. Our strategy from time to time also includes investing in certain affiliates in strategic markets that represent advantageous economic opportunities for a minority interest of less than 20%. As a result we have invested in several international affiliates. Revenues from affiliates in which we have invested accounted for approximately 1.1% of total revenues in the third quarter of 2002 and 1.8% in the first nine months of 2002 compared to 1.7% in the third quarter of 2001 and 2.0% in the first nine months of 2001.

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

A comparison of cost of revenues for the three-month periods and the nine-month periods ended September 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Cost of revenues	$140,086	$83,518	68%
Percentage of revenues	46%	33%

Nine-month period:
Cost of revenues	$436,084	$238,166	83%
Percentage of revenues	46%	34%

Cost of revenues increased on an absolute dollar basis and as a percentage of revenue in the third quarter and the first nine months of 2002 over the comparable periods in 2001 primarily due to the acquisitions of Illuminet Holdings and H.O. Systems in our Enterprise and Service Provider Division. The results of operations for Illuminet Holdings and H.O. Systems’ have been included in our consolidated statements of operations since their respective acquisition dates which were subsequent to the year ago periods presented. Excluding Illuminet Holdings and H.O. Systems, our Enterprise and Service Provider Division experienced an increase in costs as a percentage of revenues in 2002 compared to 2001, primarily due to the substantial growth we have realized in our consulting services business, which includes the resale of third party products which are generally made at lower margins than our other Enterprise products. Our Mass Markets Division’s costs as a percentage of revenues remained generally constant over all periods presented. Any future acquisitions, further expansion into international markets and introductions of additional products may result in further increases in cost of revenues, due to additional personnel and related expenses and other factors.

Certain of our services, such as consulting and training, require greater initial personnel involvement and therefore, have higher costs than other types of services. In addition, revenues derived from our authentication services, domain name registration services, registry services, payment services and our telecommunications services each have different cost structures. We expect cost of revenues to decrease in absolute dollars and as a percentage of revenues as a result of our decision to significantly reduce the resale of third party products.

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

A comparison of sales and marketing expenses for the three-month periods and the nine-month periods ended September 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Sales and marketing	$60,792	$65,803	(8)%
Percentage of revenues	20%	26%

Nine-month period:
Sales and marketing	$197,392	$195,591	1%
Percentage of revenues	21%	28%

Sales and marketing expenses decreased on an absolute dollar basis and as a percentage of revenues in the third quarter of 2002 from the comparable period in 2001 primarily due to a reduction in expenditures for advertising and related promotional activities and from a decrease in allocated lease expenses. Advertising and related promotional expenditures have declined due to a heightened effort to monitor and control spending in conjunction with our restructuring program announced in April 2002. The decrease in allocated lease expenses is a result of our purchase of our headquarters complex in Mountain View, California in October of 2001. On an absolute dollar basis, our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively, partially offset the decrease in spending for advertising and related promotional activities and allocated lease expenses in the third quarter of 2002.

Expenses for sales and marketing increased on an absolute dollar basis in the first nine months of 2002 primarily due to our acquisitions of Illuminet Holdings and H.O. Systems and due to the expansion of our international sales force. During the second half of 2001, we established our digital branding operations in Europe in alignment with our international expansion plans. The decline in sales and marketing expenses as a percentage of revenues in the first nine months of 2002 is primarily due to an increase in recurring revenues from existing Enterprise and Service Provider Division customers, which tend to have lower acquisition costs, and to the decrease in advertising and related promotional expenditures as a result of our heightened efforts to monitor and control spending in conjunction with our restructuring program. Additionally, sales and marketing expenses decreased as a percentage of revenues in the first nine months of 2002 due to our acquisitions of Illuminet Holdings and H.O. Systems, which incur relatively low selling and marketing expenses compared to our existing product offerings as a group. We expect that sales and marketing expense as a percentage of revenues will continue to decrease.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the three-month periods and the nine-month periods ended September 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Research and development	$9,613	$21,649	(56)%
Percentage of revenues	3%	8%

Nine-month period:
Research and development	$37,405	$62,195	(40)%
Percentage of revenues	4%	9%

Research and development expenses decreased in both the third quarter and the first nine months of 2002 from the comparable periods in 2001 in absolute dollars and as a percentage of revenues. The absolute dollar decrease is related to a substantial decrease in allocated lease expenses resulting from our purchase of our headquarters complex in Mountain View, California in October 2001, and from benefits realized as a result of our restructuring program. Additionally, we incurred overall higher expenses for the design, testing and deployment of our Internet trust service offerings during the first nine months of 2001 compared to 2002. The decrease in research and development expenses as a percentage of revenues in the third quarter and the first nine months of 2002 is largely due to the overall decrease in research and development spending along with a decrease in allocated lease expense in 2002 and from the benefits realized from the restructuring program.

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

A comparison of general and administrative expenses for the three-month periods and the nine-month periods ended September 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
General and administrative	$53,189	$37,250	43%
Percentage of revenues	18%	15%

Nine-month period:
General and administrative	$138,278	$103,258	34%
Percentage of revenues	15%	15%

General and administrative expenses increased in the third quarter of 2002 over the comparable period in 2001 primarily due to our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively. Illuminet Holdings added $10.9 million and H.O. Systems added $2.3 million. Also, depreciation expense increased modestly in the third quarter of 2002 resulting from our property and equipment expenditures during 2002. In addition, we incurred an increase in bad debt expense in the third quarter of 2002 compared to the third quarter of 2001, primarily as a result of increased revenues and the continued deterioration in the overall economy. Increases in our general and administrative expenses were partially offset by decreases in lease expenses resulting from the purchase of our headquarters complex in Mountain View, California in October 2001, and benefits realized from our restructuring program announced in April 2002.

General and administrative expenses increased in the first nine months of 2002 over the comparable period in 2001. The increase was primarily due to our acquisitions of Illuminet Holdings and H.O. Systems, which added $30.1 million and $6.0 million in expenses in the first nine months of 2002, respectively. In addition, our bad debt expense increased $10.4 million in the first nine months of 2002 primarily as a result of increased revenues and the continued deterioration in the overall economy. Additionally, we incurred an increase in depreciation expense in the first nine months of 2002 compared to the first nine months of 2001 resulting from our property and equipment expenditures during 2002. Increases in our general and administrative expenses were partially offset by decreases in lease expenses resulting from the purchase of our headquarters complex in

Mountain View, California in October 2001, and benefits realized from our restructuring program announced in April 2002. We expect general and administrative expenses to decrease in absolute dollars over the next several quarters.

Restructuring and other costs

In April 2002, VeriSign announced plans to restructure its operations to rationalize, integrate and align the resources of the company. This restructuring program includes workforce reductions, closure of excess facilities, write-down of property and equipment and other charges. As a result of this restructuring program, we recorded restructuring and other costs of $5.6 million classified as operating expenses during the quarter ended September 30, 2002 and $73.3 million in the first nine months of 2002. VeriSign expects to incur additional restructuring charges of approximately $15 to $20 million over the next two quarters related to the restructuring of our consulting services.

Workforce reduction

The restructuring program resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. We recorded a workforce reduction charge of $900,000 during the quarter ended September 30, 2002 and $4.7 million during the first nine months of 2002, relating primarily to severance and fringe benefits.

Closure of excess facilities

VeriSign recorded charges of approximately $2.7 million during the quarter ended September 30, 2002 and $29.1 million during the first nine months of 2002 for abandoned or excess facilities relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after VeriSign’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Property and equipment that was disposed of or removed from operations resulted in a net charge of $20.2 million and consisted primarily of computer software, leasehold improvements, and computer equipment.

Exit costs and other charges

VeriSign recorded other exit costs consisting of the write-down of prepaid license fees associated with products that were intended to be incorporated into the Company’s product offerings but were subsequently abandoned as a result of the decision to restructure. These charges totaled approximately $400,000 during the quarter ended September 30, 2002 and $8.9 million during the first nine months of 2002. As part of the Company’s efforts to rationalize, integrate and align its resources, VeriSign also recorded other charges of $1.6 million during the quarter ended September 30, 2002 and $10.5 million during the first nine months of 2002 relating primarily to the write-down of impaired prepaid marketing assets associated with discontinued advertising.

A summary of the restructuring and other costs recorded during the three-month and nine-month periods ended September 30, 2002 are as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(in thousands)
Workforce reduction	$900	$4,730
Excess facilities	2,680	29,050
Write-down of property and equipment	—	20,179
Exit costs and other charges	1,980	19,380

Total restructuring and other	$5,560	$73,339

The restructuring accrual is included on the balance sheet as accrued restructuring costs. Amounts related to the net lease expense due to the closure of facilities will be paid over the respective lease terms the longest of which extends through February 2008. We expect to substantially complete the implementation of the restructuring program during the first quarter of 2003.

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

Amortization of goodwill and other intangible assets was $56.2 million in the third quarter of 2002 compared to $459.7 million in the third quarter of 2001. During the first nine months of 2002 the amortization and write-down of goodwill and other intangible assets was $4.8 billion compared to $13.1 billion in the first nine months of 2001. Excluding the impairment charges to goodwill and other intangible assets, amortization expense was $228.6 million and $3.2 billion in the first nine months of 2002 and 2001, respectively. The decrease in amortization expense is primarily due to the discontinuance of goodwill amortization in accordance with the provisions of SFAS No. 142. Amortization expense is expected to amount to approximately $55.9 million in the fourth quarter of 2002 and $190.2 million for 2003.

Other Income (Expense), net

Other income (expense) consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains or losses on sales or write-downs of equity investments, the net effect of foreign currency transaction gains and losses, and other miscellaneous expenses.

A comparison of other income (expense) for the three-month periods and nine-month periods ended September 30, 2002 and 2001 is presented below.

	2002	2001	Change
	(Dollars in thousands)
Three-month period:
Other income (expense)	$(51,193)	$16,556	(409)%
Percentage of revenues	(17)%	6%

Nine-month period:
Other income (expense)	$(154,025)	$(17,456)	(782)%
Percentage of revenues	(16%)	(2)%

Other expense in the third quarter of 2002 consisted of investment write-downs of $53.2 million partially offset by $2.0 million of interest income on our cash, cash equivalents and investments. Other income in the third quarter of 2001 consisted of $16.6 million of interest income. Other expense in the first nine months of 2002 consisted of investment write-downs of $166.8 million partially offset by $12.8 million of interest income. In the first nine months of 2001 other expense included write-downs of investments totaling $74.7 million partially offset by $57.2 million of interest income. VeriSign reviews its marketable equity holdings in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. As of September 30, 2002 and 2001, we determined that the decline in value of certain of our public and non-public equity securities investments was other-than-temporary. We may from time to time recognize gains or losses from the sales, write-downs or write-offs of our equity investments.

Deferred Income Taxes

For the three and nine-month periods ended September 30, 2002, VeriSign recorded tax expense of $4.2 million relating to foreign withholding and income taxes. VeriSign recorded no tax benefit relating to domestic operations. This is due to the uncertainty of the realization of current net operating losses and certain deferred tax assets.

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

Minority Interest in Net Income of Subsidiaries

Minority interest in the net income of our majority owned subsidiaries, which include VeriSign Japan K.K. and VeriSign Australia Limited, was $237,000 in the third quarter of 2002 and $575,000 for the first nine months of 2002 compared to $405,000 in the third quarter of 2001 and $924,000 in the first nine months of 2001. The change is primarily due to a decrease in VeriSign Japan’s gross margin as a result of product mix and pricing pressures. As the VeriSign Japan and the VeriSign Australia businesses continue to develop and evolve, we expect that the minority interest in net income of subsidiaries will fluctuate.

Recent Developments

On October 14, 2002, the Internet Corporation for Assigned Names and Numbers Board of Directors, or ICANN, selected the proposal of the Internet Society for negotiations toward an agreement with ICANN to become the successor operator of the .org top-level domain. If the negotiations are successful, the Internet Society will replace VeriSign as operator of the .org top-level domain when our agreement with ICANN expires December 31, 2002. Pursuant to the terms of our .org Registry Agreement, if the Internet Society is a non-profit entity we will pay to ICANN or ICANN’s designee the sum of $5 million to be used to establish an endowment to be used to fund future operating costs of the successor operator of the .org registry. We have placed such sum in escrow for this purpose. The impact from this agreement is expected to reduce revenues generated from the .org top-level domain name by approximately $4 million in 2003.

In October 2002, VeriSign announced plans to restructure its consulting services and significantly reduce the resale of third party products.

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

We were incorporated in April 1995, and began introducing our digital trust services in June 1995. In addition, we completed several acquisitions in 2000 and 2001, including our acquisitions of Network Solutions and Illuminet Holdings, and in February 2002 we completed our acquisition of H.O. Systems, Inc. Network Solutions, Illuminet Holdings and H.O. Systems operated in different businesses from our then current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, including, but not limited to, the following:

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

We have purchased products and services from companies and participated in financings of companies with whom we have entered into separate contractual arrangements for the distribution and sale of our products and services. We derived approximately 1.3% of our total revenues in the first nine months of 2002 and approximately 2.9% of our total revenues in the first nine months of 2001 from reciprocal arrangements. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services or we, under a separate agreement, participate with other investors in a private equity round financing of the company. We also derived approximately 2.5% of our total revenues in the first nine months of 2002 and approximately 3.8% of our total revenues in the first nine months of 2001 from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates, as well as various technology companies in a variety of related market areas. We may not be able to sustain the revenue growth we have experienced in recent periods if we do not continue to participate in business relationships of this nature. In addition, past revenue growth may not be indicative of future operating results.

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

Our operating expenses may increase. If an increase in our expenses is not accompanied by a corresponding increase in our revenues, our operating results will suffer, particularly as revenues from many of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them, unlike our sales and marketing expenditures, which are expensed in full when incurred.

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

Our future growth depends, in part, on the commercial success and reliability of our SS7 network, which we recently acquired through our merger with Illuminet Holdings, Inc. Our SS7 network is a vital component of our intelligent network services, which had been an increasing source of revenues for Illuminet Holdings. Our network services business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network. In the future, we may not be successful in marketing our SS7 network or any new or enhanced services.

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

We rely on a continuous power supply to conduct our operations, and an energy crisis such as occurred in California in 2001 could disrupt our operations and increase our expenses.

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

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, during 2001 we determined that the decline in value of some of our public and private equity security investments was other-than-temporary and recognized a loss of $89.1 million related to the decline in value of these investments, $74.7 of which was recognized in the first nine months of 2001. During the third quarter of 2002 we wrote-off investments totaling $53.2 million and during the first nine months of 2002 we recorded investment write-downs of $166.8 million. As of September 30, 2002 we held investments totaling $169.4 million, which included both publicly and non-publicly traded securities. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1995 to over 3,100 employees at September 30, 2002. In addition to internal growth, our employee base grew through acquisitions. We have also opened additional sales offices and have significantly expanded our operations, both in the U.S. and abroad, during this time period. To be successful, we will need to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Revenues from international subsidiaries and affiliates accounted for approximately 8% of our revenues in the third quarter of 2002 and 8% in the first nine months of 2002 compared to approximately 15% in the third quarter of 2001 and 13% in the first nine months of 2001. We intend to expand our international operations and international sales and marketing activities. For example, in addition to our past acquisitions of THAWTE with operations in South Africa, Network Solutions with operations in Asia and Europe, we have continued to focus on expanding our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our digital trust services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

VeriSign has also adopted a stockholder rights plan that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult. Under the rights plan, the Board of Directors declared a dividend of one stock purchase right for each share of VeriSign’s common stock outstanding on October 4, 2002:

•	The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of VeriSign’s outstanding common stock by a person or group.

•	Each right entitles the holder, other than an “acquiring person,” to acquire shares of VeriSign’s common stock at a 50% discount to the then prevailing market price.

•
VeriSign’s Board of Directors may redeem outstanding rights at any time prior to a person becoming an “acquiring person,” at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by VeriSign’s Board of Directors without the approval of the holders of the rights.

Liquidity and Capital Resources

	September 30, 2002	December 31, 2001	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$327,036	$726,697	(55)%
Working capital	$(129,493)	$256,714	(150)%
Stockholders’ equity	$1,617,326	$6,506,074	(75)%

At September 30, 2002, our principal source of liquidity was $327.0 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In addition, we hold $55.0 million of long-term investments, consisting primarily of debt and equity securities of non-public companies, which have no ready market.

Net cash provided by operating activities was $156.9 million in the first nine months of 2002 compared to $167.5 million in the first nine months of 2001. The decrease was primarily due to a decrease in our deferred revenue balance in which we receive payment in advance for many of our products and services. The decrease in cash provided by operating activities was partially offset by a decrease in accounts receivable during the first nine months of 2002.

As part of the restructuring announced in April 2002, VeriSign will pay cash for severance of employees, lease terminations and other contract terminations. Total cash outlays related to the restructuring program were $5.8 million in the third quarter of 2002 and $12.8 million in the first nine months of 2002.

We anticipate the restructuring program will result in the following future net cash outflows at September 30, 2002:

	Workforce Reduction	Lease Obligations	Total
	(In thousands)
2002 (3 months)	$50	$1,961	$2,011
2003	—	6,255	6,255
2004	—	5,937	5,937
2005	—	4,462	4,462
2006	—	3,040	3,040
Thereafter	—	3,045	3,045

	$50	$24,700	$24,750

Net cash used in investing activities was $268.9 million in the first nine months of 2002, primarily as a result of $348.6 million used for acquisitions which includes $346.3 million for the acquisition of H.O. Systems. $56.3 million was used in acquisition related costs for the first nine months of 2002. Additionally, we used $89.2 million for purchases of short and long-term investments and $151.9 million for purchases of property and equipment. These purchases were partially offset by proceeds of $368.4 million from maturities and sales of short and long-term investments. In the first nine months of 2001 net cash used in investing activities was $83.2 million primarily as a result of $1.1 billion used for purchases of short and long-term investments, $65.9 million used for purchases of property and equipment and $85.8 million paid, net of cash acquired, in business combinations and related merger costs partially offset by proceeds of $1.2 billion from sales and maturities of short and long-term investments.

Net cash provided by financing activities was $19.3 million in first nine months of 2002 and $22.3 million in the first nine months of 2001. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises and the purchase of common stock by employees through the employee stock purchase plan.

As of September 30, 2002, we had commitments under non-cancelable operating leases for our facilities for various terms through 2011.

The Company has pledged a portion of its short-term investments as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements. As of September 30, 2002, the amount of short-term investments the Company has pledged pursuant to such agreements is approximately $19 million.

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

Our Illuminet Holdings subsidiary entered into an agreement with Bank of America effective June 1, 2000 to provide a capital expenditure loan facility. The capital expenditure loan facility is a $15 million unsecured loan with a five-year term. As of September 30, 2002, $800,000 was outstanding under this capital expenditure loan facility.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

The primary objective of VeriSign’s investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2002, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of September 30, 2002, 75% of our non-strategic investments mature in less than one year.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Six Months or Less	Six Months to One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Included in cash and cash equivalents	$68,650	$—	$—	$68,650	$68,652
Weighted-average interest rate	1.93%	—	—
Included in short-term investments	$28,278	$13,840	$36,678	$78,796	$79,366
Weighted-average interest rate	4.30%	3.48%	3.87%

Exchange rate risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from operations other than our operations in Japan, South Africa, Europe and the United Kingdom are denominated in United States dollars and, therefore, are not subject to exchange rate fluctuations.

Both the revenues and expenses of our majority-owned subsidiaries in Japan and Australia, as well as our wholly owned subsidiaries and sales offices in South Africa, Europe, Hong Kong, and Canada are denominated in local currencies. In these regions, we believe this serves as a natural economic hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. Because of our minimal exposure to foreign currencies, we have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

Equity price risk

We own shares of common stock of several public companies. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive income” component of stockholders’ equity except in instances where we have concluded that an other than temporary decline has occurred. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. We do not currently hedge against equity price changes.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)    Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of September 30, 2002, VeriSign and its subsidiary Network Solutions, Inc., were defendants in approximately 16 active lawsuits involving customer contractual disputes over domain name registrations and related services. These matters, either alone or collectively, are not expected to have a material impact on our domain name registration business or our financial statements.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware, and on September 24, 2001, Mr. Stambler amended his complaint. Mr. Stambler alleges that VeriSign, RSA Security, Inc., and First Data Corporation have infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler has recently settled the case against two other defendants: Openwave Systems Inc., and Certicom Corp. Mr. Stambler seeks a judgment declaring that the defendants have infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for any willful infringement, and attorney fees and costs. Following the close of discovery, the parties exchanged expert reports. Summary judgment motions and claim construction briefs have recently been filed. The trial is scheduled for February, 2003. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against us in the United States District Court for the District of Arizona. NetMoneyIN named thirty-three other defendants, including Mellon Financial Corporation, Bankcard Center Inc., FMT Corp., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A. and Wells Fargo & Co. NetMoneyIN filed a second amended complaint on October 15, 2002, and motions to dismiss are likely to follow. The complaint alleges that part of VeriSign’s credit card approval process for purchases made on the Internet infringe certain claims of NetMoneyIN’s patents, U.S. Patent Nos. 5,822,737 and 5,963,917. The complaint requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants from infringing the asserted claims, an order requiring the defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount, and an order awarding NetMoneyIN attorney fees and costs. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint is expected to be filed by November 8, 2002. Parallel derivative actions have also been filed against certain of VeriSign’s current and former officers and directors in state courts in California and Delaware. VeriSign is named as a nominal defendant in these actions. Several of these derivative actions were filed in Santa Clara County Superior Court of California, and these actions have since been consolidated under the heading In re VeriSign, Inc. Derivative Litigation, Case No. CV 807719. The consolidated derivative action seeks unspecified damages for alleged breaches of fiduciary duty and violations of the California Corporations Code. VeriSign and the other Santa Clara County defendants demurred to these claims on October 9, 2002. Another derivative action was filed in the Court of Chancery New Castle County, Delaware, Case No. 19700-NC, alleging similar breaches of fiduciary duty. Defendants moved to dismiss these claims on November 4, 2002. VeriSign and the individual defendants dispute all of these claims, and intend to vigorously defend themselves against the allegations outlined herein.

We were a defendant in eleven lawsuits filed since April 2, 2002, related to a direct mail offer sent by our Internet domain name registrar to registrant-customers of other domain name registrars. Seven of these lawsuits were brought by or on behalf of domain name registrants. The remaining four were brought by or on behalf of domain name registrars or domain name registration intermediaries. Two of these registrar actions have been settled and dismissed, BulkRegister, Inc. v. VeriSign, Inc. and Go Daddy Software, Inc. v. VeriSign, Inc. While none of these cases, taken separately, is material, the collective effect could become material and or affect our domain name registration business.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
99.1	Certification of President/CEO/Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.2	Certification of Executive VP of Finance and Administration/CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(b)    Reports on Form 8-K

•	Current Report on Form 8-K filed September 30, 2002 pursuant to Item 5 (Other Events), announcing the adoption VeriSign’s Stockholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: November 13, 2002	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 13, 2002	By:	/s/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Stratton D. Sclavos, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of VeriSign, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos President, Chief Executive Officer and Chairman of the Board

I, Dana L. Evan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of VeriSign, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer

EXHIBITS

As required under Item 6—Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section is as follows:

Exhibit Number	Exhibit Description

99.1	Certification of President/CEO/Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Executive VP of Finance and Administration/CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.