Form 10-K
period 2002-12-31
VERISIGN INC/CA
filed 2003-03-31
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                               to

Commission File Number: 000-23593

VERISIGN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 487 E. Middlefield Road, Mountain View, CA (Address of principal executive offices)	94-3221585 (I.R.S. Employer Identification No.) 94043 (Zip Code)

Registrant’s telephone number, including area code: (650) 961-7500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 Par Value Per Share, and the Associated Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☑        NO  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 28, 2002 was approximately $1,701,185,000.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on  February 28, 2003: 238,384,643 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

Overview

VeriSign, Inc. is a leading provider of critical infrastructure services that enable Web site owners, enterprises, communications service providers, electronic commerce, or e-commerce, service providers and individuals to engage in secure digital commerce and communications. Our services include three core offerings: Internet security and registry services, telecommunications services, and Web presence services. We market our products and services through our direct sales force, telesales operations, member organizations in our global affiliate network, value-added resellers, service providers, and our Web sites.

Beginning in 2003, we are organized into three service-based lines of business: the Internet Services Group, the Telecommunication Services Group, and Network Solutions, Inc., or Network Solutions. The Internet Services Group consists of two business units: Security Services, which provides products and services that enable enterprises and service providers to establish and deliver secure Internet-based services to customers, and Registry Services, which acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs. The Telecommunication Services Group provides Signaling System 7, or SS7, network services, intelligent network services and wireless billing and customer care solutions to telecommunications carriers. Through our wholly-owned subsidiary, Network Solutions, we provide domain name registration and value-added services to enterprises and individuals who wish to establish an online presence.

VeriSign was incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 487 E. Middlefield Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500 and our common stock is traded on The NASDAQ National Market under the ticker symbol VRSN. VeriSign’s primary Web site is www.verisign.com. The information on our Web sites is not incorporated by reference into this annual report. VeriSign, the VeriSign logo, Network Solutions, Illuminet, Thawte and certain other product names are trademarks or registered trademarks of VeriSign, Inc., and/or its subsidiaries in the United States and other countries. Other names used in this report may be trademarks of their respective owners.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, through our Web site at www.verisign.com as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission.

Internet Services Group

The Internet Services Group consists of two business units: Security Services and Registry Services. The Security Services business unit provides products and services to organizations who want to establish and deliver secure Internet-based services for their customers including the following types of services: managed security and network services, Web trust services and payment services. The Registry Services business unit acts as the exclusive registry of domain names in the .com and .net gTLDs and certain ccTLDs.

Security Services

Managed Security and Network Services

Managed Security and Network Services include our public key infrastructure (“PKI”) services for enterprises or members of our VeriSign Affiliate program, managed security services and digital brand management services.

VeriSign PKI Services.    VeriSign offers the Managed PKI Service and VeriSign Go Secure! Services that can be tailored to meet the specific needs of enterprises that wish to issue digital certificates to employees, customers or trading partners.

•	Managed PKI Service. The Managed PKI Service is a managed service that allows an organization to use our trusted data processing infrastructure to develop and deploy customized digital certificate services for its user communities. The Managed PKI Service can be used by our customers to provide digital certificates for a variety of applications, including, but not limited to: controlling access to sensitive data and account information, enabling digitally-signed e-mail, encryption of e-mail, or Secure Socket Layer (“SSL”) sessions. The Managed PKI Service can help customers create an online electronic trading community, manage supply chain interaction or facilitate and protect online credit card transactions or enable access to virtual private networks.

•	Go Secure! Services. Go Secure! is a set of software modules that enable enterprises to quickly build digital certificate-based security into their off-the-shelf transaction and communication applications. Go Secure! Services complements our Managed PKI Service and is designed to incorporate digital certificates into existing applications such as e-mail, browser, directory and virtual private network devices as well as other devices.

VeriSign Affiliate PKI Software and Services.    VeriSign Affiliate PKI Software and Services are sold to a wide variety of entities that provide large-scale electronic commerce and communications services over wired and wireless Internet Protocol, or IP, networks. We designate these types of organizations as “VeriSign Affiliates” and provide them with a combination of technology, support and marketing services to facilitate their initial deployment and ongoing delivery of digital certificate services. In some instances, we have invested in VeriSign Affiliates and hold a minority interest of less than 20%.

VeriSign Affiliates can license either our Service Center or Processing Center offerings. The Service Center and Processing Center offerings are based on our software platform and enable a VeriSign Affiliate to offer one or more types of digital certificate services.

•	The Service Center offerings provide VeriSign Affiliates with all of the capabilities needed to perform subscriber enrollment and authentication, digital certificate application approval, directory hosting, customer support, billing integration and report generation from within their facilities or act as an outsource provider of the Managed PKI Service, while utilizing our secure data centers for back-end processing.

•	The Processing Center provides a VeriSign Affiliate with all of the capabilities of the Service Center plus the software modules required to perform all certificate life cycle services of issuance, management, revocation and renewal from within its own secure data center.

We also provide each VeriSign Affiliate with services to facilitate the efficient and timely rollout of their digital certificate offerings. These services may include installation and integration services, facility and network design consulting, technical and customer support documentation, training and sales and marketing support. VeriSign and the VeriSign Affiliates make up the VeriSign Trust Network, a global network of digital certificate service providers that operate with common technology, infrastructure and practices to enable digital certificate interoperability on a worldwide basis. The VeriSign Trust Network now consists of approximately 46 member organizations of which 23 generate revenues.

VeriSign Affiliates typically enter into a five-year technology licensing and revenue sharing agreement with us whereby we receive up-front licensing fees for the Service Center or Processing Center technology, as well as ongoing royalties from each digital certificate or the Managed PKI Service sold by the VeriSign Affiliate.

Managed Security Services.    VeriSign’s Managed Security Services include services related to PKI, network infrastructure and information security services. To complement our PKI services for enterprises, we also provide consulting for integrating our PKI services with existing applications and databases and consulting on policies and procedures related to the management and deployment of digital certificates. In addition, we resell a nominal amount of third-party hardware and software as part of the delivery of our consulting services. Our management services also include, among others, managed DNS and DNS hosting, which are delivered through our registry operations infrastructure.

Digital Brand Management Services.    We offer a range of services that we refer to as Digital Brand Management Services to help information technology professionals, brand marketers, and other enterprise customers monitor, protect and build digital brand equity. Some of these services include our domain name registration services for both gTLDs, such as .com, and ccTLDs, such as .tv, our domain name recovery services, and our digital brand surveillance services.

Web Trust Services

Our Web trust services include our Web server digital certificate services, which enable Internet merchants to implement and operate secure Web sites that utilize SSL, or Wireless Transport Layer Security (“WTLS”) protocols. These services provide Internet merchants with the means to identify themselves to consumers and to encrypt communications between consumers and their Web site.

We currently offer the following Web server digital certificate services and content signing certificates. Each is differentiated by the target application of the server that hosts the digital certificate.

•	Secure Site and Secure Site Plus. Secure Site is our standard service offering that enables Web sites to implement basic SSL security features between their sites and individual end-user browsers. We also offer an upgraded version of this service, called Secure Site Plus, which enables U.S. and international enterprises to offer stronger, 128-bit encrypted, SSL sessions between their Web sites and end-user browsers from Netscape and Microsoft. Secure Site Plus also includes security monitoring, security assessment, site performance monitoring, and additional warranty protection.

•	Commerce Site and Commerce Site Plus. Our Commerce Site and Commerce Site Plus offerings combine the features and functionality of our Secure Site offerings with our payment services offerings, providing existing sites that want to offer e-commerce solutions with a comprehensive suite of services to secure and process online payments.

•	Thawte Branded Digital Certificates. We offer entry-level SSL security services under the Thawte brand. These services generally offer lower encryption and customer service features than our other VeriSign branded products, but use the same underlying infrastructure, and are produced using the same standards for authentication, as VeriSign branded certificates.

Payment Services

Using our payment gateway, Internet merchants are able to securely and digitally authorize, capture and settle a variety of payment types, including credit, debit and purchase cards, Internet checks, and automated clearing house transactions over the Internet.

Registry Services

We are the exclusive registry of domain names within the .com and .net gTLDs under agreements with the Internet Corporation for Assigned Names and Numbers, or ICANN, and the Department of Commerce, or DOC. As a registry, we maintain the master directory of all second-level domain names in these top-level domains. We own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names.

We are also the exclusive registry for domain names within the .tv and .cc ccTLDs. These top-level domains are supported by our global name server constellation and shared registration system. In addition, we have made .bz domain name registration services available through our outsourced hosting environment, which enables domain name registrars and resellers to simultaneously access .bz registries.

Telecommunication Services Group

The Telecommunication Services Group provides specialized services to telecommunications carriers. Service offerings include the SS7 network, as either part of the connectivity, switching and transport function of the SS7 network or as intelligent network services delivered over the SS7 network. SS7 is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access and caller identification. The Telecommunication Services Group also offers advanced billing and customer care services to wireless carriers. Brief descriptions of some of these services are set forth below:

•	SS7 Connectivity, Switching and Transport. These are component parts of our basic SS7 trunk signaling service. Trunk signaling reduces post-dial delay, allowing call connection almost as soon as dialing is completed. This enables telecommunications carriers to deploy a full range of intelligent network services more quickly and cost effectively. By using our trunk-signaling service, carriers simplify SS7 link provisioning, and reach all local interexchange carriers, and wireless carriers’ networks though our access to hundreds of carriers.

•	Intelligent Network Services. We provide the SS7 functions that enable carriers to find and interact with network databases and conduct database queries that are essential for many advanced services. Such advanced services include Local Number Portability (“LNP”) that allows a telephone subscriber to switch local service providers while keeping the same telephone number. We also offer Calling Name (“CNAM”) Delivery service that enables carriers to query regional Bell operating companies and major independent carriers and reduce “name not available” messages that customers receive when a caller’s phone number is not identifiable when using a carrier’s caller identification service.

•	Wireless Services. We offer wireless carriers a package of essential services including (a) seamless roaming using the ANSI-41 signaling protocol allowing carriers to provide support for roamers visiting their service area, and for their customers when they roam outside their service area, (b) prepaid wireless which is a real-time account management platform, administered via a Web interface, that makes prepaid wireless plans as flexible and convenient as traditional postpaid plans, (c) postpaid billing which provides advanced billing and customer care solutions, and (d) clearing which provides wireless fraud management, SS7 monitoring, and roamer clearinghouse services, in which we settle telephone traffic charges between carriers throughout the Western Hemisphere.

•	Mediation Services. We offer a third-party independent solution to wireline and wireless operators for services such as: (a) toll clearinghouse which includes wireline billing and collections, where we serve as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another, and (b) Metcalf SMS Interoperability which is a text messaging interoperability service that connects to wireless carriers’ messaging systems, and routes messages from carrier to carrier.

Network Solutions

Through our Network Solutions subsidiary, we provide digital identity through domain name registration services, and value-added services, such as e-mail, Web site creation tools, Web site hosting and other

e-commerce enabling offerings. We register second-level domain names in the .com, .net, .org, .biz and .info gTLDs, as well as selected ccTLDs, such as .uk and .tv, around the world, enabling individuals, companies and organizations to establish a unique identity on the Internet. Our customers apply to register second-level domain names either directly through our Web sites or indirectly through our channel partner wholesalers, Internet service providers, telecommunications companies and others. We accept registrations and re-registrations in annual or multi-year increments for periods up to ten years.

We also provide other digital identity and Web presence value-added products and services through our Web site storefront, such as Network Solutions-hosted domain names, Web sites from Network Solutions, Web forwarding (which allows a customer to forward Internet traffic from one Web site to another) and Network Solutions e-mail.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Mountain View, California; Dulles and Leesburg, Virginia; Lacey, Washington; Overland Park, Kansas; and Kawasaki, Japan. Many of our VeriSign Affiliates also operate secure data centers in their geographic areas. Most of these secure data centers operate on a 24-hour a day, 7 days per week basis, supporting our business units and services. Key features of our operations infrastructure include:

•	Distributed Servers. We deploy a large number of high-speed servers to support capacity and availability demands that in conjunction with our proprietary software offers automatic failover, global and local load balancing and threshold monitoring on critical servers.

•	Advanced Telecommunications. We deploy and maintain redundant telecommunications and routing hardware and maintain high-speed connections to multiple Internet service providers (“ISPs”) throughout our internal network to ensure that our mission critical services are readily accessible to customers at all times.

•	Network Security. We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between software modules that are designed to prevent most known forms of electronic attacks. In addition, we employ firewalls and intrusion detection software, and contract with security consultants who perform periodic attacks and security risk assessments.

As part of our operations infrastructure for our domain name registry services, we operate all thirteen gTLD servers that answer domain name lookups for the .com and .net zones. We also operate two of the thirteen root zone servers, including the “A” root, which is the authoritative root zone server of the Internet’s domain name system (“DNS”). The domain name servers provide the associated name server and IP address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an average of over 7.5 billion responses per day during 2002. These name servers are located around the world, providing local domain name service throughout North America, in Europe, and in Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

To provide our telecommunications services, we operate an SS7 network composed of specialized switches, computers and databases strategically located across the United States. These elements interconnect our customers and U.S. telecommunications carriers through leased lines. Our network currently consists of 14 mated pairs of SS7 signal transfer points that are specialized switches that manage SS7 signaling, and into which our customers connect. We own eight pairs and lease capacity on six pairs of SS7 signal transfer points from regional partners. Our SS7 network control, located in Overland Park, Kansas, is staffed 24 hours a day, seven days per week. As part of our operations infrastructure for network services, we also have several SS7 network signal transfer point sites. These sites are maintained at 14 locations throughout the United States.

Call Center and Help Desk.    We provide customer support services through our phone-based call centers, e-mail help desks and Web-based self-help systems. Our California call center is staffed from 5 a.m. to 6 p.m. Pacific time and employs an automated call directory system to support our Security Services Group. Our Virginia and Pennsylvania call centers are staffed from 8 a.m. to 8 p.m. Eastern time to support our Network Solutions services and Registry Services. All call centers also have Web-based support services which are available on a 24-hour a day, 7 days per week basis, utilizing customized automatic response systems to provide self-help recommendations and a staff of trained customer support agents.

Operations Support and Monitoring.    We have an extensive monitoring capability that enables us to track the status and performance of our critical database systems at 60-second intervals, and our global resolution systems at four-second intervals. Our distributed Network Operations Centers are staffed 24 hours a day, 7 days per week.

Disaster Recovery Plans.    We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Registry Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity. Our PKI and payment services businesses are similarly protected by having service capabilities that exist in both of our East and West Coast data center facilities. Our critical data services (including digital certificates, domain name registration, telecommunications services and global resolution) use advanced storage systems that provide data protection through techniques such as mirroring and replication.

Marketing, Sales and Distribution

We market our services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, direct marketing through all media, mass merchandisers, value-added resellers, systems integrators and our VeriSign Affiliates. A significant portion of our Network Solutions revenues to date has been generated through sales from our Web sites. We intend to increase our direct sales force in the Internet Services Group and the Telecommunication Services Group both in the United States and abroad, and to expand our other distribution channels in both businesses.

Our direct sales and marketing organization at December 31, 2002 consisted of approximately 700 individuals, including managers, sales representatives, marketing and technical and customer support personnel. We have field sales offices throughout the world. Additionally, our sales are currently being made through multiple channels including wholesale and retail distributors, resellers and direct sales throughout the world.

We believe our customer base is diversified and is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our revenues.

Research and Development

As of December 31, 2002, we had approximately 400 employees dedicated to research and development. Research and development expenses were $48.4 million in 2002, $78.1 million in 2001 and $41.3 million in 2000. To date, all development costs have been expensed as incurred. We believe that timely development of new and enhanced Internet-based trust services and technology are necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and to make additional investments in research and development.

Our future success will depend in large part on the ability to continue to maintain and enhance our current technologies and services. In the past, we have developed our services both independently and through efforts with leading application developers and major customers. We have also, in certain circumstances, acquired or licensed technology from third parties, including public key cryptography technology from RSA Security Inc. (“RSA”). Although we will continue to work closely with developers and major customers in our development efforts, we expect that most of the future enhancements to existing services and new services will be developed internally.

The markets for our services are dynamic, characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The constantly changing nature of these markets and their rapid evolution will require us to continually improve the performance, features and reliability of our services, particularly in response to competitive offerings, and to introduce both new and enhanced services as quickly as possible and prior to our competitors.

Competition

Competition in Security Services.    Our security services are targeted at the new and rapidly evolving market for trusted services, including authentication, validation and payment, that enable secure electronic commerce and communications over wired and wireless IP networks. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as Baltimore Technologies and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Geo Trust and Digital Signature Trust Company (a subsidiary of Zions Bancorporation) that primarily offer digital certificate and certificate authority, or CA, related services; and (3) companies focused on providing a bundled offering of products and services such as Baltimore Technologies, which acquired GTE CyberTrust. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products. Additionally, RSA has entered into the digital certificate market, and our business could be harmed by RSA’s competition.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their Web sites could also promote our competitors or charge us substantial fees for promotions in the future. New technologies and the expansion of existing technologies may increase competitive pressure. We cannot assure that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our security services or technologies noncompetitive or obsolete. In addition, the market for digital certificates is emerging and is characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

Competition in Managed Security Services.    We face competition from companies providing managed security services, including Guardent and Ubizen, as well as competition from network security product companies like Symantec, Internet Security Systems, TruSecure, and RedSiren. In addition, we also compete against large systems integrators and consulting firms, such as IBM Global Services and EDS.

Competition in Digital Brand Management Services.    We face competition from companies providing services similar to some of our Digital Brand Management Services. In the registration and domain name asset management area of our business, our competition comes from Register.com among other companies. In monitoring services, competition comes from various smaller companies providing similar services.

Competition in Registry Services.    In November 2000, ICANN announced selections for several new gTLDs that, once launched, will directly compete with the .com and .net gTLDs, as well as the ccTLDs offered by us. The gTLDs, .biz and .info, were launched in 2001. The latest gTLDs launched in 2002 or expected to be launched in 2003 include .name, .pro, .aero, .museum and .coop. These gTLDs are available for registration through ICANN accredited registrars. In addition, we currently face competition from the over 240 ccTLD registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

We also face competition from registry service providers that offer outsourced DNS and registration services to organizations that require a reliable and scalable infrastructure. Among the competitors are NeuLevel, Affilias, Register.com and Tucows.com.

Competition in Telecommunications Services.    The market for telecommunications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Large incumbent carriers provide competing services in their regions as a result of regulatory requirements to promote competition. In addition, we face direct competition on a nationwide basis from unregulated carriers, including Telecommunications Services, Inc., or TSI, and Southern New England Telephone, a unit of SBC Communications. Our prepaid wireless services also compete with services offered by Boston Communications Group, Amdocs, Convergys Corporation and TSI.

Competition in Domain Name Registration and Value-Added Services.    The domain name registration service market is extremely competitive and subject to significant pricing pressure. We currently face competition among registrars within the gTLDs like .com, .net and ..org and in the future will face competition among registrars within all new top-level domains. As of February 28, 2003, there were over 180 ICANN-accredited registrars. Our competitors include BulkRegister.com, Deutsche Telekom, France Telecom/Transpac, Go-Daddy Software, Melbourne IT, Register.com and Tucows.com, Inc. that register second-level domain names in .com, .net, .org and the other gTLDs. We also face competition from third-level domain name providers such as Internet access providers and registrars of ccTLDs. The market for ccTLDs is largely dominated by other providers, especially providers domiciled in the home country of major ccTLDs such as .de and .uk. In addition, we face substantial competition from other providers of value-added Web presence services such as e-mail providers, Web site designers, Internet service providers, Web hosting companies and others.

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

Industry Regulation

Domain Name Registration.    The cooperative agreement, which Network Solutions entered into with the National Science Foundation in December 1992, provided that we would perform Internet domain name registration services for the top-level domains, or TLDs, .com, .net, .org, .edu and .gov. With the onset of increased commercial growth of the Internet, the U.S. Government initiated activity directed at increased privatization of the policy-making and central administration of the Internet. Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the Department of Commerce.

On November 10, 1999, we entered into a series of wide-ranging agreements. These agreements included the following:

•	a registry agreement between us and ICANN under which we will continue to act as the exclusive registry for the .com and .net TLDs for at least four years from that date. This agreement was subsequently replaced with three new registry agreements on May 25, 2001;

•	a revised registrar accreditation agreement between ICANN and all registrars registering names in the .com, .net and .org domains;

•	a revised registrar license and agreement between us as registry and all registrars registering names in the .com, .net and .org domains using our proprietary shared registration system;

•	an amendment to the cooperative agreement; and

•	an amendment to the Memorandum of Understanding between the U.S. Government and ICANN.

Our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option. The term of the .net registry agreement extends at least until November 10, 2003 and possibly until June 30, 2005 provided certain specified criteria are met, at which time the .net registry services will be put out for competitive bid by ICANN, a process in which we will be allowed to participate. By its terms, the .org registry agreement was terminated on December 31, 2002, at which time we began to transition the .org registry services to a new registry operator selected by ICANN.

The description of these agreements are qualified in their entirety by the text of the complete agreements that are filed as exhibits to the periodic reports indicated in the index to the exhibits contained in Part IV of this Annual Report on Form 10-K.

PKI Services.    Some of our security services incorporate encryption technology. Exports of software products utilizing encryption technology are generally restricted by the United States and various non-United States governments. Although we have obtained approval to export our server digital certificate service, and none of our other digital trust services are currently subject to export controls under United States law, the list of products and countries for which export approval is required could be revised in the future to include more digital certificate products and related services. It is possible that the terrorist acts of September 11, 2001 and subsequent events will increase the scrutiny of, and further government restrictions on, exportation of software products utilizing encryption technology. If we do not obtain required approvals, we may not be able to sell some of our digital trust services in international markets.

There are currently no federal laws or regulations that specifically control certificate authorities, but a limited number of states have enacted legislation or regulations with respect to certificate authorities. If we do not comply with these state laws and regulations, we will lose the statutory benefits and protections that would be otherwise afforded to us. Moreover, if our market for digital certificates grows, the United States federal, state, or foreign governments may choose to enact further regulations governing certificate authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could harm our business.

Telecommunications Services.    One service provided by the Telecommunication Services Group is currently subject to Federal Communications Commission (“FCC”) regulation. This service allows wireless users who are “roaming” in areas where their home carrier has not made arrangements for automatic roaming service to complete calls to domestic and international destinations. The Telecommunication Services Group has been authorized by the FCC to provide this service. Further, our telecommunications customers are subject to FCC regulation, which indirectly affects our telecommunications services business. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect of regulation or deregulation on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct government regulation.

Intellectual Property

We rely primarily on a combination of copyrights, trademarks, service marks, patents, restrictions on disclosure and other methods to protect our intellectual property. We also enter into confidentiality and/or assignment agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also generally control access to and distribution of documentation and other proprietary information.

We have been issued numerous patents in the United States and abroad, covering a wide range of our technology. Additionally, we have filed numerous patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and foreign patent offices. The national or international patent offices may not award any patents with respect to these applications.

We have obtained U.S. and foreign trademark registrations for various VeriSign marks. We have also filed numerous applications to register VeriSign trademarks and claims, and have common law rights in many other proprietary names. We take steps to enforce and police VeriSign’s marks.

With regard to our security services, we also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA and other technology that is used in our security services to perform key functions. RSA has granted us a perpetual, royalty-free, nonexclusive, worldwide license to use RSA’s products relating to certificate issuing, management and processing functionality. We develop services that contain or incorporate the RSA BSAFE products and that relate to digital certificate-issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, software for customers to preview and forward digital certificate requests to them. RSA’s BSAFE product is a software tool kit that allows for the integration of encryption and authentication features into software applications.

With regard to our domain name registration services, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our registration service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registration services and Internet-based products and services businesses, including the conversion of internationalized domain names. We own our proprietary shared registration system through which competing registrars, including our registrars, submit .com and .net second-level domain name registrations. Some of the software and protocols used in our registration services are in the public domain or are otherwise available to our competitors.

With regard to our payment services business, we rely on proprietary software and technology covering many aspects of e-commerce transactions such as electronic funds transfers, stored value cards, and multi-currency transactions. In addition, we have strategic relationships with third parties involved in e-commerce transactions, such as issuing banks. Our strategic relationships are governed by agreements that set out our intellectual property rights.

With regard to our telecommunication services, we offer a wide variety of services, including networking, database, and billing services, each of which are protected by trade secret, patents and/or patent applications. We have entered into agreements with third-party providers and licensors to provide full services to our customers.

Employees

As of December 31, 2002, we had approximately 3,200 full-time employees. Of the total, approximately 1,500 were employed in operations, approximately 700 in sales and marketing, approximately 400 in research and development and approximately 600 in finance and administration, including information services personnel. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, none of whom is bound by an employment agreement. Competition for qualified personnel in our industry and in some of our geographical locations is intense, particularly for software development personnel.

Segment Information

Historically, we have operated our business in two segments: the Enterprise and Service Provider Division and the Mass Markets Division. Beginning in the first quarter of 2003, VeriSign realigned its business segments. The new service-based business segments consist of the Internet Services Group, the Telecommunication Services Group and Network Solutions described above. Segment information based on our previous structure that was in effect throughout 2002, 2001 and 2000 is set forth in Note 13 of Notes to Consolidated Financial Statements referred to in Item 8 below and is incorporated herein by reference.

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

Our future growth depends, in part, on the commercial success and reliability of our SS7 network. Our SS7 network is a vital component of our intelligent network services, which had been an increasing source of revenues for our Illuminet Holdings subsidiary. Our network services business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network. In the future, we may not be successful in marketing our SS7 network or any new or enhanced services. Rapid changes in the telecommunications industry have led to the merging of many companies. Our business could be harmed if these mergers result in the loss of customers by our Telecommunication Services Group.

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

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our telecommunications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our Telecommunication Services Group.

Our business depends on the future growth of the Internet and adoption and continued use of IP networks.

Our future success substantially depends on growth in the use of the Internet and IP networks. If the use of and interest in the Internet and IP networks does not grow, our business would be harmed. To date, many businesses and consumers have been deterred from utilizing the Internet and IP networks for a number of reasons, including, but not limited to:

•	potentially inadequate development of network infrastructure;

•	security concerns, particularly for online payments, including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

•	privacy concerns, including the potential for third parties to obtain personally identifiable information about users or to disclose or sell data without notice to or the consent of such users;

•	other security concerns such as attacks on popular Web sites by “hackers;”

•	inconsistent quality of service;

•	lack of availability of cost-effective, high-speed systems and services;

•	limited number of local access points for corporate users;

•	inability to integrate business applications on IP networks;

•	the need to operate with multiple and frequently incompatible products;

•	limited bandwidth access;

•	government regulation; and

•	a lack of tools to simplify access to and use of IP networks.

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

We have not been and in the future may not be able to sustain the revenue growth we experienced in the past from our Network Solutions services, which revenue depends in part upon our ability to renew domain name registrations.

In 2000, the demand for new domain name registrations in our Network Solutions Web presence business increased substantially, in part as a result of our promotional programs, in which we accepted domain name registrations at significant discounts or without charge, and from registrations by entities who registered domain names with the hopes of reselling them. Many of those domain names have not been renewed after their two-year anniversary date. Further, many of the entrepreneurial and start-up businesses, begun in 2000 and earlier, have declined or failed. The future success of our Network Solutions business will depend, among other things, upon our customers’ renewal of their domain name registrations and upon our ability to obtain new domain name registrations and to successfully market our value-added product and services to our domain name registrants. Registrants may choose to renew their domain names with other registrars or they may choose not to renew and pay for renewal of their domain names. Since we deactivate and delete domain name registrations that are not paid for, the inability to obtain domain name registration renewals or new registrations from customers could have an adverse effect on our revenues, deferred revenue and our Network Solutions business.

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

The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or ICANN. We face risks from this transition, including the following:

•	ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are inconsistent with our current or future plans;
•	the DOC or ICANN could terminate our agreements to be the registry for the .com or .net gTLDs, or a registrar for existing and new gTLDs if they find that we are in violation of our agreements with them;

•	if our agreements to be the registry for the .com or .net top-level domains, or a registrar for existing and new top-level domains are terminated, we may not be able to sustain the revenue growth we experienced in recent periods;

•	the terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner that is unfavorable to us;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•	the DOC could revoke its recognition of ICANN, as a result of which the DOC would take the place of ICANN for purposes of the various agreements described above, and could take actions that are harmful to us;

•	the U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

•	our registry or registrar businesses could face legal or other challenges resulting from our activities or the activities of other registrars.

Challenges to ongoing privatization of Internet administration could harm our domain name registration business.

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

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our digital trust services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals through our Network Solutions business and our Registry Services business;

•	competition in the domain name registration services business from competing registrars and registries;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our managed security and network services, domain name registration and value added services, Web trust services, payment services and telecommunications services by our existing customers and by new customers;

•	continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

•	a decrease in the level of spending for information technology related products and services by enterprise customers;

•	our success in assimilating the operations and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of telecommunications services;

•	the impact of price changes in our managed security and network services, domain name registration and value added services, Web trust services, payment services and telecommunications services or our competitors’ products and services; and

•	general economic and market conditions as well as economic and market conditions specific to IP network, telecommunications and Internet industries.

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

Due to all of the above factors, our revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future periods. If this were to occur, the market price of our common stock would likely decline.

Our operating results may be adversely affected by the uncertain geopolitical environment and unfavorable economic and market conditions.

Adverse economic conditions worldwide have contributed to downturns in the telecommunications and technology industries and may continue to impact our business, resulting in:

•	reduced demand for our products as a result of a decrease in information technology and telecommunications spending by our customers;

•	increased price competition for our products; and

•	higher overhead costs as a percentage of revenues.

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise. We do not expect the trend of lower information technology and telecommunications spending among service providers to reverse itself in the near term.

Our limited operating history under our current business structure may result in significant fluctuations of our financial results.

We were incorporated in April 1995, and began introducing our services in June 1995. In addition, we completed several acquisitions in 2000 and 2001, including our acquisitions of Network Solutions and Illuminet Holdings, and in February 2002 we completed our acquisition of H.O. Systems. Network Solutions, Illuminet Holdings and H.O. Systems operated in different businesses from our then current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, including, but not limited to, the following:

•	the successful integration of the acquired companies;

•	the use of IP networks for electronic commerce and communications;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in demand for our services;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house technology; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

We have sold our products to companies as part of broader business relationships and revenues from these contracts may not be indicative of future revenues.

We have purchased products and services from companies and participated in financings of companies with whom we have entered into separate contractual arrangements for the distribution and sale of our products and services. We derived approximately 1.1% of our total revenues in 2002, approximately 3.8% of our total revenues in 2001 and no revenues in 2000 from reciprocal arrangements. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services. We also derived approximately 2.2% of our total revenues in 2002, approximately 6.5% of our total revenues in 2001 and approximately 2.8% of our revenues in 2000 from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates, as well as various technology companies in a variety of related market areas. We may not be able to sustain the revenue growth we have experienced in recent periods if we do not continue to participate in business relationships of this nature. In addition, past revenue growth may not be indicative of future operating results.

We may face difficulties assimilating and may incur costs associated with acquisitions.

We made several acquisitions in 2002, 2001 and 2000 and may pursue acquisitions in the future. We could experience difficulty in integrating the personnel, products, technologies or operations of companies we acquire. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	the potential impairment of relationships with our employees, customers and strategic partners;

•	unanticipated costs or the incurrence of unknown liabilities;

•	the need to manage more geographically-dispersed operations, such as our offices in the states of Kansas, Illinois, Pennsylvania, Texas, Virginia, and Washington, and in Europe and South Africa;

•	greater than expected costs and the diversion of management’s resources from other business concerns involved in identifying, completing and integrating acquisitions;

•	the inability to retain the employees of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential incompatibility of business cultures;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	our inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

If we are unable to successfully address any of these risks for future acquisitions, our business could be harmed.

Additionally, there is risk that we may incur additional expenses associated with a write-off of a portion of goodwill and other intangible assets, as was the case when we recorded a charge of approximately $4.6 billion in the second quarter of 2002 and $9.9 billion in the second quarter of 2001 related to write-downs of goodwill due to changes in market conditions for acquisitions. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further write-downs of goodwill or other intangible assets.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and December 31, 2002, we grew from 26 to almost 3,200 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

Some of our investments in other companies have resulted in losses and may result in losses in the future.

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. During 2002, we recorded losses due to investment write-downs of $170.9 million, and as of December 31, 2002, we held investments totaling $158.4 million, which included both publicly and non-publicly traded securities. During 2001, we determined that the decline in value of some of our public and private equity security investments was other-than-temporary and recognized a loss of $89.1 million related to the decline in value of these investments. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

Our industry is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

Security services.    We anticipate that the market for services that enable trusted and secure electronic commerce and communications over IP networks will remain intensely competitive. We compete with larger and smaller companies that provide products and services that are similar to some aspects of our security services. Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our security services. We expect that competition will increase in the near term, and that our primary long-term competitors may not yet have entered the market.

Increased competition could result in pricing pressures, reduced margins or the failure of our security services to achieve or maintain market acceptance, any of which could harm our business. Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, we may not be able to compete effectively.

Telecommunications services.    We face competition from large, well-funded regional providers of SS7 network services and related products, such as regional Bell operating companies, TSI and Southern New England Telephone, a unit of SBC Communication. The prepaid wireless account management and unregistered user services of National Telemanagement Corporation, a subsidiary of ours, faces competition from Boston Communications Group, Amdocs, Convergys Corporation and TSI. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with ours.

Registry Services and Network Solutions.    Seven new generic top-level domain registries, .aero, .biz, ..coop, .info, .museum, .name and .pro, recently began, or soon are expected to begin, accepting domain name registrations. Since we do not act as a registry for these new top-level domains, we do not receive the annual registry fee for domain name registrations under these top-level domains. The commencement of registrations in these new top-level domains could have the effect of reduced demand for .com and .net domain name registrations. If the new top-level domains reduce the demand for domain name registrations in .com and .net, our business could be materially harmed.

The domain name registration service market is extremely competitive and subject to significant pricing pressure. We currently face competition among registrars within the gTLDs like .com, .net and .org and in the future will face competition among registrars within all new top-level domains. Our competitors include BulkRegister.com, Deutsche Telekom, France Telecom/Transpac, Go-Daddy Software, Melbourne IT, Register.com and Tucows.com, Inc. that register second-level domain names in .com, .net, .org and the other gTLDs. We also face competition from third-level domain name providers such as Internet access providers and registrars of ccTLDs. We face substantial competition from other providers of value-added Web presence services such as e-mail providers, Web site designers, Internet service providers, Web site hosting companies and others. If Network Solutions is not able to compete effectively, our registrar business could be materially harmed.

The agreements among ICANN, the DOC, us and other registrars permit flexibility in pricing for and term of registrations. Our revenues, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms from our competitors. Some registrars and resellers in the .com and .net top-level domains charge lower prices for registration services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

Our industry markets are evolving, and if these markets fail to develop or if our products are not widely accepted in these markets, our business could suffer.

We target our security services at the market for trusted and secure electronic commerce and communications over IP networks. This is a rapidly evolving market that may not continue to grow.

Accordingly, the demand for our security services is very uncertain. Even if the market for electronic commerce and communications over IP networks grows, our security services may not be widely accepted. The factors that may affect the level of market acceptance of digital certificates and, consequently, our security services include the following:

•	market acceptance of products and services based upon authentication technologies other than those we use;

•	public perception of the security of digital certificates and IP networks;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting electronic commerce and communications over IP networks.

If the market for electronic commerce and communications over IP networks does not grow or our security services are not widely accepted in market, our business would be materially harmed.

Our inability to introduce and implement technological changes in our industry could harm our business.

The emerging nature of the Internet, digital certificate business, the domain name registration business and payment services business, and their rapid evolution, require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. We must also introduce any new services, as quickly as possible. The success of new services depends on several factors, including proper new service definition and timely completion, introduction and market acceptance. We may not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs. This could harm our business.

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

If we encounter system interruptions, we could be exposed to liability and our reputation and business could suffer.

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

Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, Dulles and Leesburg, Virginia, Lacey, Washington and Overland Park, Kansas. Though we have back-up power resources, our California locations are susceptible to electric power shortages similar to those experienced during 2001.

All of our domain name registration services systems, including those used in our domain name registry and registrar business are located at our Dulles and Leesburg, Virginia facilities. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business.

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

A failure in the operation of our various registration systems, our domain name zone servers, the domain name root servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. The inability of our registrar systems, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of a large number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.

We retain certain confidential customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our domain name registry operations also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The root zone servers and top-level domain name zone servers that we operate are critical hardware to our registry services operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.

Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, and attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our security services. Such an occurrence could also result in adverse publicity and therefore, adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

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

Our signaling and network services reliance on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

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

One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our security services, telecommunications services and Network Solutions services than we would otherwise.

Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our Internet Services Group services successfully.

Furthermore, our ability to achieve future growth will also depend on our ability to continue to establish direct seller channels and to develop multiple distribution channels, particularly with respect to our Network Solutions business. To do this we must maintain relationships with Internet access providers and other third parties. Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our domain name registration and value-added services could harm our business. Many of our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. In addition, the other parties may not view their relationships with us as significant for their own businesses. Therefore, they could reduce their commitment to us at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services either on their own or in collaboration with others, including our competitors. If we are unable to maintain our relationships or to enter into additional relationships, this could harm our business.

Some of our services have lengthy sales and implementation cycles.

We market many of our Internet Services Group services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our Internet Services Group services can be lengthy, potentially lasting from three to six months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

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

Services offered by our Internet Services Group rely on public key cryptography technology that may compromise our system’s security.

Services offered by our Internet Services Group depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user’s private key and that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as “factoring.” This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method be developed, the security of encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing PKI services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

The expansion of our international operations subjects our business to additional economic risks that could have an adverse impact on our revenues and business.

Revenues from international subsidiaries and VeriSign Affiliates accounted for approximately 9% of our revenues in 2002, 13% in 2001 and 14% in 2000. We intend to expand our international operations and international sales and marketing activities. For example, in addition to our past acquisitions of THAWTE with operations in South Africa and Network Solutions with operations in Asia and Europe, we have continued to focus on expanding our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as all of our international revenues from VeriSign Japan, K.K. and VeriSign Australia Limited and our wholly-owned subsidiaries in South Africa and Europe are not denominated in U.S. Dollars;

•	difficulty of authenticating customer information;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting American interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Failure of VeriSign Affiliates to follow our security and trust practices or to maintain the privacy or security of confidential customer information could have an adverse impact on our revenues and business.

We have licensed to VeriSign Affiliates our Processing Center platform, which is designed to replicate our own secure data centers and allows the affiliate to offer back-end processing of PKI services for enterprises. The VeriSign Processing Center platform provides a VeriSign Affiliate with the knowledge and technology to offer PKI services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the VeriSign Affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control.

Any failure of a VeriSign Affiliate to maintain the privacy or security of confidential customer information could result in negative publicity and therefore, adversely affect the market’s perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally.

We cannot assure you that the European Union Directive on electronic signatures will stimulate acceptance of our security services or will not be amended in ways which may have an adverse impact on our revenues and business.

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

Our success depends on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third-party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

We also license third-party technology, such as public key cryptography technology licensed from RSA and other technology that is used in our products, to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. Our business could suffer if we lost the rights to use these technologies. A third-party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of our Internet infrastructure services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, we have had two complaints filed against us in February 2001 and September 2001 alleging patent infringement. (See Part I, Item 3, “Legal Proceedings.”)

Compliance with new rules and regulations concerning corporate governance may be costly and could harm our business.

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The NASDAQ National Market, on which our common stock is traded, is also considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members,

Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

Proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”), among other agencies and entities, is currently considering changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have increased after tax loss by approximately $241 million, $264 million and $131 million for fiscal years 2002, 2001 and 2000, respectively. In addition, new regulations like those proposed by The NASDAQ Stock Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

Our amended and restated certificate of incorporation and bylaws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions include:

•	our stockholders may take action only at a meeting and not by written consent;

•	our board must be given advance notice regarding stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors;

•	we have a classified board of directors, with the board being divided into three classes that serve staggered three-year terms;

•	vacancies on our board may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

•	special meetings of our stockholders may be called only by the chairman of the board, the president or the board, and not by our stockholders.

VeriSign has also adopted a stockholder rights plan that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult. Under the rights plan:

•	The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 20% of VeriSign’s outstanding common stock by a person or group.

•	Each right entitles the holder, other than an “acquiring person,” to acquire shares of VeriSign’s common stock at a 50% discount to the then prevailing market price.

VeriSign’s Board of Directors may redeem outstanding rights at any time prior to a person becoming an “acquiring person,” at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by VeriSign’s Board of Directors without the approval of the holders of the rights.

ITEM 2.    PROPERTIES

VeriSign’s principal administrative, sales, marketing, research and development and operations facilities are located in Mountain View, California, Herndon and Dulles, Virginia and Lacey, Washington. We own our headquarters complex in Mountain View, California. This complex includes five buildings with a combined area of approximately 395,000 square feet. We also own our telecommunication services headquarters facility in Lacey, Washington. The remainder of our significant facilities are leased under agreements that expire at various dates through 2014.

VeriSign also leases other space for sales and support, and training offices in various locations throughout the United States. Internationally, we lease space in a number of different locations, including Tokyo, Japan; Kawasaki, Japan; Durbanville, South Africa; Sunderland, United Kingdom; Geneva, Switzerland; Woluwe-St. Pierre, Belgium; Oslo, Norway; Buenos Aires, Argentina; Sao Paulo, Brazil; and Malmo, Sweden. The significant sites are listed below, including approximate square footage.

Our success is largely dependent on the uninterrupted operation of our secure data centers and computer and communications systems. See Item 1 “Business—Factors That May Affect Future Results of Operations.” If we encounter system interruptions or security breaches, we could be exposed to liability and our reputation and business could suffer.

Major Locations	Approximate Square Footage	Use
United States:
13200 VeriSign Way Herndon, VA	405,000	Engineering, Sales and Marketing, Finance and Administration, Network Solutions

455-685 East Middlefield Road Mountain View, CA (owned)	395,000	Corporate Headquarters, Engineering, Sales and Marketing, Customer Service, Finance and Administration, Production Services

21355 Ridgetop Circle Dulles, VA	160,000	Registry Services

4501 Intelco Loop S.E. Lacey, Washington (owned)	67,000	Telecommunication Services Group Headquarters

7400 West 129th Street Overland Park, Kansas	31,000	SS7 Network Control

Europe:
Sunderland Solar Building Phase VI, Sunderland United Kingdom	38,750	Sales and Marketing, Network Solutions

Blandonnet International Business Center 8, Chemin De Blandonnet CH-1217 Vernier / Geneva Switzerland	17,000	European Headquarters

Japan:
Nittobo Buildings 13F, 8-1 Yaesu, 2-chome Chuo-ku, Tokyo, 104-0028 Japan	15,200	Japan Headquarters

We believe that our current facilities are sufficient for our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

As of March 7, 2003, VeriSign and its subsidiary Network Solutions, Inc., were defendants in approximately 14 active lawsuits involving customer contractual disputes over domain name registrations and related services. These matters, either alone or collectively, are not expected to have a material impact on our domain name registration business or our financial statements.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware. Mr. Stambler alleged that VeriSign, and RSA Security, Inc., infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler sought a judgment declaring that the defendants had infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for willful infringement, and attorney fees and costs. Mr. Stambler settled the case against three other defendants: Openwave Systems, Inc., Certicom Corp. and First Data Corporation before trial. The trial began on February 24 and concluded with a jury verdict on March 7, 2003. On March 7, 2003, the jury returned a unanimous verdict for RSA Security Inc. and VeriSign and against Mr. Stambler on the four remaining patent claims in suit. The court had ruled earlier in the case on two other claims, also finding in favor of VeriSign and RSA Security, Inc.

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

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. Parallel derivative actions have also been filed against certain of VeriSign’s current and former officers and directors in state courts in California and Delaware. VeriSign is named as a nominal defendant in these actions. Several of these derivative actions were filed in Santa Clara County Superior Court of California, and these actions have since been consolidated under the heading In re VeriSign, Inc. Derivative Litigation, Case No. CV 807719. The consolidated derivative action seeks unspecified damages for alleged breaches of fiduciary duty and violations of the California Corporations Code. Defendants’ demurrer to these claims was granted with leave to amend on February 4, 2003 and proceedings in the action are temporarily stayed. Another derivative action was filed in the Court of Chancery New Castle County, Delaware, Case No. 19700-NC, alleging similar breaches of fiduciary duty. Defendants moved to dismiss these claims on November 4, 2002. VeriSign and the individual defendants dispute all of these claims, and intend to vigorously defend themselves against the allegations outlined herein.

We were a defendant in eleven lawsuits filed since April 2, 2002, related to a direct mail offer sent by our Internet domain name registrar to registrant-customers of other domain name registrars. Seven of these lawsuits were brought by or on behalf of domain name registrants. These seven domain name registrant cases were resolved in part through a settlement that received final approval on March 14, 2003. The remaining four were brought by or on behalf of domain name registrars or domain name registration intermediaries. Three of these registrar actions have been settled and dismissed, BulkRegister, Inc. v. VeriSign, Inc., Go Daddy Software, Inc. v. VeriSign, Inc., and Intercosmos, Inc. v. VeriSign, Inc. The remaining issues are not material.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of VeriSign as of February 28, 2003:

Name	Age	Position
Stratton D. Sclavos	41	President, Chief Executive Officer and Chairman of the Board of Directors
Dana L. Evan	43	Executive Vice President, Finance and Administration and Chief Financial Officer
Quentin P. Gallivan	45	Executive Vice President, Worldwide Sales and Services
Robert J. Korzeniewski	45	Executive Vice President, Corporate and Business Development
F. Terry Kremian	55	Executive Vice President and General Manager, Telecommunication Services Group
Russell S. Lewis	48	Executive Vice President and General Manager, Registry Services
Judy Lin	38	Executive Vice President and General Manager, Security Services
W. G. Champion Mitchell	56	Executive Vice President, and President, Network Solutions
Aristotle Balogh	38	Senior Vice President, Operations and Infrastructure
William P. Fasig	39	Senior Vice President, Corporate Marketing and Corporate Affairs
James M. Ulam	46	Senior Vice President, General Counsel and Secretary

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

Dana L. Evan has served as Executive Vice President of Finance and Administration and Chief Financial Officer since January 1, 2001. From June 1996 until December 31, 2000 she served as Vice President of Finance and Administration and Chief Financial Officer of VeriSign. From 1988 to June 1996, Ms. Evan worked as a financial consultant in the capacity of chief financial officer, vice president of finance or corporate controller for various public and private companies and partnerships, including VeriSign from November 1995 to June 1996. Prior to 1988, she was employed by KPMG LLP, most recently as a senior manager. Ms. Evan serves as a director of Liberate Technologies. Ms. Evan is a certified public accountant and holds a B.S. degree in Commerce with a concentration in Accounting and Finance from the University of Santa Clara.

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

Robert J. Korzeniewski has served as Executive Vice President, Corporate and Business Development since joining VeriSign upon its acquisition of Network Solutions in June 2000. He served as Chief Financial Officer of Network Solutions from March 1996 to June 2000. Prior to joining Network Solutions, Mr. Korzeniewski held various senior financial positions at SAIC, the largest employee owned research and engineering company in the United States, from 1987 to March 1996. Mr. Korzeniewski is a certified public accountant and holds a B.S. degree in Business Administration from Salem State College.

F. Terry Kremian has served as Executive Vice President and General Manager, Telecommunication Services Group since joining VeriSign upon its acquisition of Illuminet Holdings in December 2001. He served as Executive Vice President and Chief Operating Officer of Illuminet Holdings from September 1998 until December 2001. Prior to that, he was Vice President—Marketing and Sales from November 1997. Mr. Kremian joined Illuminet Holdings from MCI, where he was employed since 1982, most recently as Director of Carrier Sales. Mr. Kremian holds a B.S. degree from the U.S. Naval Academy and a J.D. from the University of Maryland School of Law.

Russell S. Lewis has served as Executive Vice President and General Manager, Registry Services since February 2002. From March 2000 to February 2002, he served as Senior Vice President, Corporate Development of VeriSign. Since August 1999, he has served as President of Lewis Capital Group, LLC, an investment firm providing general business and merger and acquisition consulting services to growth-oriented firms. From 1994 to August 1999, he was President and Chief Executive Officer of TransCore, a supplier of electronic toll collections systems and advanced traffic management systems. Mr. Lewis serves as a director of Castle Energy Corporation and Delta Petroleum Corporation, companies engaged in oil and gas exploration and production, as well as the boards of several private companies. Mr. Lewis holds an M.B.A. degree with a concentration in finance and marketing from Harvard School of Business and a B.A. degree in Economics from Haverford College.

Judy Lin has served as Executive Vice President and General Manager, Security Services since January 2003. Since joining VeriSign in February 1996, Ms. Lin has served in a variety of management positions from Director of Core Technology to Vice President of Product Development. Prior to joining VeriSign, Ms. Lin served in a variety of software development and management roles at Taligent, Apple Computer and Hewlett-Packard. Ms. Lin holds dual B.A. degrees in Computer Science and European History from the University of California, Berkeley.

W. G. Champion Mitchell has served as Executive Vice President and General Manager, Mass Markets Division of VeriSign since August 2001. In January 2003, he was named President of Network Solutions. From 1999 until March 2000, he served as Chairman of the Board and Chief Executive Officer of Convergence Equipment Company, a high technology telephone equipment manufacturer, and President of Global Communication Technologies, Inc., an Internet-based telecommunication carrier. From 1997 until early 1999, he served as Chairman and Chief Executive Officer of GXC, Inc., the first entity to carry voice and facsimile telecommunications over the Internet using regular telephones. From 1996 to 1997, he served as the Special Counselor to the Board of Directors and Chairman of True North Communications, a holding company for advertising and other marketing companies. Mr. Mitchell holds an A.B. degree in English and a J.D. from the University of North Carolina.

Aristotle Balogh has served as Senior Vice President, Operations and Infrastructure since March 2002. From 1999 to 2002, Mr. Balogh served as Vice President of Engineering of VeriSign. Prior to that, he headed System Architecture, Infrastructure, Quality Assurance and Operations for Network Solutions. Prior to joining Network Solutions, Mr. Balogh held a variety of senior engineer and management roles at SRA Corporation, UPS’s Roadnet Technologies, and Westinghouse Electric Corporation. Mr. Balogh holds a B.S. in Electrical Engineering and Computer Science and an M.S.E. in Electrical and Computer Engineering from the Whiting School of Engineering at Johns Hopkins University.

William P. Fasig has served as Senior Vice President, Corporate Marketing and Corporate Affairs of VeriSign since January 2003. From April 2001 to December 2002, he served as Senior Vice President, Corporate Marketing Services of VeriSign. From July 2000 to October 2000 he served as Vice President, Corporate Communications of Compaq Computer Corporation, a leading global provider of information technology products, services and solutions for enterprise customers. From November 1996 to July 2000 he was with Young & Rubicam, Inc., a diversified global marketing and communications organization, in several general management roles most recently as Chairman and Managing Director, Burston-Marsteller Technology Practice, a division of Young & Rubicam. Mr. Fasig holds an M.A. degree in Government/National Securities Studies from Georgetown University and a B.A. degree in Political Science from Wheaton College.

James M. Ulam has served as Senior Vice President and General Counsel since October 2001, and as Vice President and General Counsel since joining VeriSign upon its acquisition of Network Solutions in June 2000, and as Secretary of VeriSign since November 2000. From October 1996 to June 2000, he served in a variety of positions for Network Solutions, including Corporate Counsel and Assistant General Counsel. Prior to joining Network Solutions, he was a Contracts Attorney for SAIC, the largest employee owned research and engineering company in the United States, from April 1995 until October 1996. Prior to that he was in the private practice of law at Wells, Moore, Stubblefield and Neeld from March 1994 to March 1995 and at Ott & Purdy from March 1992 until March 1994. Mr. Ulam holds a B.S. degree in Business Administration from the University of Maryland and a J.D. from the Mississippi College School of Law.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER

MATTERS

Price Range of Common Stock

VeriSign’s common stock is traded on The NASDAQ National Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported by The NASDAQ National Market:

	Price Range
	High	Low
Year ended December 31, 2003:
First Quarter (through February 28, 2003)	$10.67	$7.09
Year ended December 31, 2002:
Fourth Quarter	$10.59	$4.13
Third Quarter	8.79	4.83
Second Quarter	27.00	7.19
First Quarter	38.06	22.71
Year ended December 31, 2001:
Fourth Quarter	$53.34	$36.73
Third Quarter	60.50	34.16
Second Quarter	67.66	28.00
First Quarter	91.94	32.00

On February 28, 2003, there were 1,021 holders of record of our common stock although we believe there are in excess of 100,000 beneficial owners. On February 28, 2003, the reported last sale price of our common stock was $7.71 per share.

The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

•	general market and economic conditions and market conditions affecting technology and Internet stocks generally;

•	announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits; and

•	industry conditions and trends.

The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

In the past, securities class action lawsuits have often followed periods of volatility in the market price of a particular company’s securities. This type of litigation could result in substantial costs and a diversion of our management’s attention and resources.

We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We made acquisitions in 2002, 2001, 2000 and 1999, each of which was accounted for as a purchase. Accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition.

	Five Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,221,668	$983,564	$474,766	$84,776	$38,930
Net income (loss) (1)	(4,961,297)	(13,355,952)	(3,115,474)	3,955	(19,743)
Basic net income (loss) per share(1)	(20.97)	(65.64)	(19.57)	.04	(.24)
Diluted net income (loss) per share(1)	(20.97)	(65.64)	(19.57)	.03	(.24)

Consolidated Balance Sheet Data:
Total assets(1)	2,391,318	7,537,508	19,195,222	341,166	64,295
Long-term debt(2)	13,044	800	—	—	—
Stockholders’ equity(1)	1,579,425	6,506,074	18,470,608	298,359	40,728

(1)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and as a result, $5.0 billion of goodwill, net of accumulated amortization, including workforce in place that was subsumed into goodwill on the date of adoption, ceased to be amortized. The 1998 to 2001 consolidated financial data include amortization of goodwill and workforce in place totaling $3.4 billion in 2001 and $3.0 billion in 2000. We recorded no amortization of goodwill and workforce in place in 1999 or 1998.
(2)	The current portion of long-term debt payable is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1 “Business—Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2003. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign, Inc. is a leading provider of critical infrastructure services that enable Web site owners, enterprises, communications service providers, e-commerce service providers and individuals to engage in secure digital commerce and communications. Our services include three core offerings: Internet security and registry services, telecommunications services, and Web presence services. We market our products and services through our direct sales force, telesales operations, member organizations in our global affiliate network, value-added resellers, service providers, and our Web sites.

Beginning in the first quarter of 2003, we realigned our business segments. We are organized into three service-based lines of business: the Internet Services Group, the Telecommunication Services Group, and Network Solutions. The Internet Services Group consists of two business units: Security Services and Registry Services. Our Security Services business unit provides products and services to organizations who want to establish and deliver secure Internet-based services for their customers including: managed security and network services, Web trust services and payment services. Our Registry Services business unit acts as the exclusive registry of domain names in the .com and .net gTLDs and certain ccTLDs.

The Telecommunication Services Group provides specialized services to telecommunications carriers. Service offerings include the Signaling System 7, or SS7, network, as either part of the connectivity, switching and transport function of the SS7 network or as intelligent network services delivered over the SS7 network. SS7 is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access and caller identification. The Telecommunication Services Group also offers advanced billing and customer care services to wireless carriers.

Through our Network Solutions subsidiary, we provide digital identity through domain name registration services, and value-added services, such as e-mail, Web site creation tools, Web site hosting and other e-commerce enabling offerings. We register second-level domain names in the .com, .net, .org, .biz and .info gTLDs, as well as selected ccTLDs, such as .uk and .tv, around the world, enabling individuals, companies and organizations to establish a unique identity on the Internet. Our customers apply to register second-level domain names either directly through our Web sites or indirectly through our channel partner wholesalers, Internet service providers, telecommunications companies and others. We accept registrations and re-registrations in annual or multi-year increments for periods up to ten years.

We also provide other digital identity and Web presence value-added products and services through our Web site storefront, such as Network Solutions-hosted domain names, Web sites from Network Solutions, Web forwarding (which allows a customer to forward Internet traffic from one Web site to another) and Network Solutions mail.

The management’s discussion and analysis that follows is based on our previous structure that was in effect throughout 2002, 2001 and 2000. For more information on both our previous structure and our new service-based business segments, please refer to Note 13 of our Notes to Consolidated Financial Statements.

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

We are the exclusive registry of domain names within the .com and .net gTLDs under agreements with the Internet Corporation for Assigned Names and Numbers, or ICANN, and the Department of Commerce, or DOC. We maintain the master directory of all second-level domain names in these top-level domains. We own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names.

We provide specialized services to telecommunications carriers through our Illuminet Holdings and H.O. Systems subsidiaries. Illuminet Holdings’ service offerings include the Signaling System 7, or SS7, network as either part of the connectivity, switching and transport function of the SS7 network or as intelligent network services delivered over the SS7 network. SS7 is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access and caller identification. H.O. Systems offers advanced billing and customer care services to wireless carriers.

Mass Markets Division

The Mass Markets Division provides the following types of Web-related services: Web presence services, Web trust services and payment services.

Through our Web presence services, we provide digital identity through domain name registration services and value-added services, such as e-mail, Web site creation tools and other e-commerce enabling offerings. We register second-level domain names in the .com, .net, .org, .biz and .info generic top-level domains, as well as selected country code top-level domains, such as .uk and .tv, around the world, enabling individuals, companies and organizations to establish a unique identity on the Internet.

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

Acquisitions

In February 2002, we completed our acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless carriers. We paid approximately $350 million in cash for all of the outstanding stock of H.O. Systems. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. H.O. System’s results of operations were included in the consolidated financial statements from its date of acquisition.

In December 2001, we completed our acquisition of Illuminet Holdings, Inc., a provider of intelligent network and signaling services to telecommunications carriers. We issued approximately 30.6 million shares of our common stock for all of the outstanding shares of Illuminet Holdings and we also assumed all of Illuminet Holdings’ outstanding stock options. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $1.4 billion was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. As a result of our acquisition of Illuminet Holdings, we recorded goodwill of approximately $1.0 billion and other intangible assets of approximately $281 million. Illuminet Holdings’ results of operations have been included in the consolidated financial statements from its date of acquisition.

In addition, during 2001, we completed acquisitions of eleven privately held companies or acquired certain assets of privately held companies, which were not significant, either individually or in the aggregate. We issued approximately 939,000 shares of our common stock and paid approximately $151 million in cash in exchange for all of the outstanding shares of these companies. We also assumed certain of the companies’ outstanding stock options. Each of these transactions has been accounted for as a purchase and, accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition. As a result of these acquisitions, we recorded goodwill of approximately $252 million and unearned compensation of approximately $19 million.

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

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments and long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Revenue recognition

We derive revenues from three primary categories of services: (i) security services, which include managed security and network services, Web trust services and payment services, and registry services;

(ii) telecommunications services, which include connectivity, intelligent networks, wireless and clearinghouse services; and (iii) domain name registration services. The revenue recognition policy for each of these categories is as follows:

Domain Name Registration Services

Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years.

Domain name registration renewal fees are estimated and recorded based on renewal and collection rates. Customers are notified of the expiration of their registration in advance, and we record the receivables for estimated renewal fees in the month preceding the anniversary date of their registration when we have a right to bill under the terms of our domain name registration agreements. The variance between the actual collections and the rate used to estimate the renewal fees is reflected in the setting of renewal rates for prospective periods. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

Security Services and Registry Services

Revenues from the licensing of digital certificate technology and business process technology are derived from arrangements involving multiple elements including post-contract customer support, or PCS, training and other services. These licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up-front once all criteria for revenue recognition have been met.

Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of managed PKI services are deferred and recognized ratably over the term of the license, generally 12 to 36 months. PCS is bundled with managed PKI services licenses and recognized over the license term.

We recognize revenues from issuances of digital certificates and business process licensing to VeriSign Affiliates in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and generally recognize revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. We define each of these four criteria as follows:

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

The fee is fixed or determinable.    It is our policy to not provide customers the right to a refund of any portion of its license fees paid. We may agree to payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customer’s financial position and ultimately their ability to pay.

If we determine from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenues are recognized as cash is collected.

We allocate revenues on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence of fair value, or VSOE. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenues to PCS, professional services and training components of our perpetual license arrangements. We sell our professional services and training separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9.

Our consulting services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and do not require any significant modification or alteration. Customers purchase these consulting services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other consulting service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis.

Revenues from consulting services are recognized using either the percentage-of-completion method or on a time-and-materials basis as work is performed. Percentage-of-completion is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. We have a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from training are recognized as training is performed.

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

Telecommunications Services

Revenues from telecommunications services are comprised of network connectivity revenues and intelligent network services revenues, and wireless billing and customer care services. Network connectivity revenues are derived from establishing and maintaining connection to our SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. The initial connection fee and related costs are deferred and recognized over the term of the arrangement. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Revenues from prepaid wireless account management services and unregistered wireless roaming services are based on the revenue retained by us and recognized in the period in which such calls are processed on a per-minute or per-call basis. Revenues from wireless billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by our wireless carrier customers.

Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse revenues are earned based on the number of messages processed. Included in prepaid expenses and other current assets are amounts from customers that are related to our telecommunications services for third-party network access, data base charges and clearinghouse toll amounts that have been invoiced and remitted to the customer.

Reciprocal Arrangements

On occasion, we have purchased goods or services for our operations from organizations at or about the same time that we licensed our software to these organizations. These transactions are recorded at terms we consider to be fair value. For these reciprocal arrangements, we consider Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB Opinion No. 29 and EITF Issue No. 01-02. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, provided that fair values are determinable within reasonable limits. In determining fair value, we consider the recent history of cash sales of the same products or services in similar sized transactions. Revenues from such transactions may be recognized over a period of time as the products or services are received. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

In 2002, we recognized revenues under reciprocal arrangements of approximately $14.0 million, of which $9.7 million involved nonmonetary transactions, as defined above. In 2001, we recognized revenues under reciprocal arrangements of approximately $37.5 million, of which $27.0 million involved nonmonetary transactions, as defined above. We did not recognize any revenues under reciprocal arrangements in 2000.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. To date our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

Investments

We invest in debt and equity securities of technology companies for business and strategic purposes. Some of these companies are publicly traded and have highly volatile share prices. However, in most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these investments.

We review our marketable equity holdings in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. We consider the investee company’s cash position, earnings and revenue outlook, stock price performance over the preceding six months, liquidity and changes in management’s ownership, among other factors, in our review. If we determine that an other-than temporary decline exists in a marketable equity security that is classified as available-for-sale, we record an investment loss in our consolidated statement of operations. For non-public companies, we review, on a quarterly basis, the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies on at least a quarterly basis. This information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain a company’s operations for a six-month period, we consider the decline in it’s fair value to be other-than-temporary. If we determine that an other-than-temporary decline in fair value exists in a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in our consolidated statement of operations.

During 2002 and 2001, we determined that the decline in value of certain of our public and non-public equity investments was other-than-temporary and recorded write-downs of these investments totaling $170.9 million and $89.1 million, respectively. During 2000 we recorded no investment write-downs.

Valuation of long-lived intangible assets including goodwill

Our long-lived assets consist primarily of goodwill, other intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset.

Goodwill and other intangible assets, net of accumulated amortization, totaled $1.1 billion as of December 31, 2002, which was comprised of $667.3 million of goodwill, including workforce in place, and $462.3 million of other intangibles assets. Other intangible assets include ISP hosting relationships, customer relationships, technology in place, non-compete agreements, trade names, and contracts with ICANN and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. Based on these measurements, we recorded an impairment charge of approximately $4.6 billion during 2002.

Recoverability of long-lived assets other than goodwill is measured by comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

We review, at least annually, goodwill resulting from purchase business combinations for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Results of Operations

We have experienced substantial net losses in the past due primarily to the charges we have incurred for the amortization and write-down of acquired goodwill and other intangible assets related to our acquisitions. As of December 31, 2002, we had an accumulated deficit of approximately $21.5 billion, primarily due to the amortization and write-down of goodwill and other intangible assets of approximately $21.7 billion related to our acquisitions. In accordance with the provisions of SFAS No. 142, goodwill is no longer amortized to earnings as of January 1, 2002. Amortization of other intangible assets is expected to be approximately $189 million in 2003, including the impact of all acquisitions through December 31, 2002, and assuming no other future acquisitions or impairment charges.

We accounted for all of our acquisitions in 2002, 2001 and 2000 as purchase business combinations. Accordingly, the acquired companies’ revenues, costs and expenses have been included in our results of operations beginning with their dates of acquisition. As a result of our acquisitions of H.O. Systems in February 2002, Illuminet Holdings in December 2001, Network Solutions in June 2000, and THAWTE and Signio in February 2000, comparisons of revenues, costs and expenses for the year ended December 31, 2002 to the years ended December 31, 2001, and 2000 may not be relevant, as the businesses represented in the consolidated financial statements were not equivalent.

Revenues

Beginning in the first quarter of 2003, VeriSign realigned its business segments. The new service-based business segments consist of the Internet Services Group, the Telecommunication Services Group and Network Solutions. The management’s discussion and analysis that follows is based on our previous structure that was in effect throughout 2002, 2001 and 2000. For more information on both our previous structure and our new service-based business segments, please refer to Note 13 of our Notes to Consolidated Financial Statements.

A comparison of revenues for the years ended December 31, 2002, 2001 and 2000 is presented below.

	2002	Change	2001	Change	2000
	(Dollars in thousands)
Managed security and network services	$287,615	(3)%	$298,000	101%	$147,984
Registry and telecommunications services	521,940	300%	130,503	196%	44,148

Subtotal—Enterprise and Service Provider Division	809,555	89%	428,503	123%	192,132

Web presence and trust services	412,113	(26)%	555,061	96%	282,634

Subtotal—Mass Markets Division	412,113	(26)%	555,061	96%	282,634

Total revenues	$1,221,668	24%	$983,564	107%	$474,766

Total revenues increased 24% in 2002 compared to 2001, consisting of an increase in Enterprise and Service Provider Division revenues of 89% partially offset by a decrease in Mass Markets Division revenues of 26%. The increase in revenues for our Enterprise and Service Provider Division was primarily due to our telecommunications services acquisitions of Illuminet Holdings in December 2001, and H.O. Systems in February 2002. Additionally, we experienced a modest increase in our Registry Services revenues. Revenues for our Mass Markets Division, which included revenues from our Web presence and trust services businesses, decreased 26% primarily due to a decline in the amount of deferred revenue recognized in 2002 from prior year sales compared with the amount of such deferred revenue from prior year sales recognized in 2001 revenue. A decrease in the number of new names and the non-renewal of names paid for, contributed to this decline in deferred revenue in 2002 as compared to 2001. There were fewer domain names under management by Network Solutions at December 31, 2002, as compared to December 31, 2001, mainly due to the deletion of names that had never been paid for, or the term of which had expired in years prior to 2002, but which had not been deleted in those prior years. Many of these were non-revenue generating names.

Revenues increased significantly in 2001 from 2000 for our Enterprise and Service Provider Division and our Mass Markets Division. The increases were primarily due to the acquisition of Network Solutions in June 2000 whose registry services revenues and Web presence revenues are attributable to our Enterprise and Service Provider Division and our Mass Markets Division, respectively. Sales of authentication services, particularly Web site digital certificates and enterprise and affiliate PKI services, also increased in 2001 as compared to 2000. In addition, we expanded the VeriSign Trust Network of worldwide affiliates in 2001 and saw increased demand for our training and consulting services during 2001 as compared to 2000.

We derived 2.2% in 2002, 6.5% in 2001 and 2.8% in 2000 of our total revenues from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates as well as various technology companies in a variety of related market areas. Typically in these relationships, we sell our products and services to a company and, under a separate agreement, participate with other investors in a private equity round financing of the company. We typically make our investments with others where our investment is less than 50% of the total financing round. Our policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

In 2002 and 2001, we derived 1.1% and 3.8% of our total revenues from reciprocal arrangements, respectively. We derived no revenues from customers from reciprocal arrangements in 2000. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services. We enter into these arrangements for strategic business purposes and the goods and services we receive in exchange are those we would have purchased in non-reciprocal arrangements. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

Enterprise and Service Provider Division

Enterprise and Service Provider Division revenues from external customers were $809.6 million in 2002, $428.5 million in 2001 and $192.1 million in 2000. In 2002, revenues from our managed security and network services product line decreased approximately $10.4 million, to $287.6 million from $298.0 million in 2001. The decrease in revenues was related to a decrease in international affiliate revenues partially offset by an increase in revenues related to prior year acquisitions and from an increase in consulting services revenues which included the resale of third-party products. We expect revenues from our managed security and networks services, which will be included in our Internet Services Group in future periods, to decrease in 2003 due to our recent decision to significantly reduce the resale of third-party products. Third-party software and hardware sales are generally made at lower margins than our other enterprise and mass market sales.

In 2001, revenues from the managed security and network services product line increased approximately $150.0 million, to $298.0 million from $148.0 million in 2000. The revenue increase was primarily due to increases in managed PKI services sold, software licenses sold to 13 new affiliate service providers, an increase in royalties earned from existing affiliates and an overall increase in the volume of consulting services that included the resale of third-party products.

In 2002, revenues from registry and telecommunications services increased approximately $391.4 million, to $521.9 million from $130.5 million in 2001. This increase reflects the inclusion of a full year of telecommunications services revenues in 2002 relating to our acquisition of Illuminet Holdings in December 2001, and over ten months of revenues relating to our acquisition of H.O. Systems in February 2002. The acquisition of Illuminet Holdings and H.O. Systems resulted in a net increase in telecommunications services revenues of approximately $374.1 million in 2002. In addition, revenues from our registry services increased modestly. Our Registry Services business unit processed the renewal, extension or transfer of 10.5 million domain names during 2002, bringing the total number of paid domain name transactions during 2002 to 25.1 million, an increase of approximately 3.1 million over 2001. At December 31, 2002, our Registry Services business managed approximately 28.3 million domain names.

In 2001, revenues from registry and telecommunications services increased approximately $86.4 million, to $130.5 million from $44.1 million in 2000. This increase reflects the inclusion of a full year of Registry services revenue compared to approximately seven months in 2000, as a result of the acquisition of Network Solutions in June 2000. Revenues related to outsourced managed registry services also increased. Our Registry Services business unit managed approximately 28.8 million domain names at December 31, 2001 for all domain names ending in .com, .net and .org. Our Registry Services business unit also processed the renewal, extension or transfer of 8.9 million domain names during 2001, bringing the total number of paid domain name transactions during 2001 to 22.0 million.

Mass Markets Division

Mass Markets Division revenues were $412.1 million in 2002, $555.1 million in 2001, and $282.6 million in 2000. In 2002, the decrease in revenues of $143.0 million was primarily due to the decrease in the amount of deferred revenue recognized in 2002 from prior year sales compared to the amount of such deferred revenue from prior year sales recognized in 2001 revenue. A decrease in the number of new names and the non-renewal of names paid for, contributed to this decline in deferred revenue. This decline in revenue was also partially offset by an increase in revenues from the sales of Web site digital certificates and revenues related to payment services. At December 31, 2002, Network Solutions had a total of approximately 9.3 million domain names under management compared to approximately 13.6 million domain names at December 31, 2001.

In 2001, the increase in revenues in the Mass Markets Division was primarily due to the inclusion of a full year of revenues from Web presence services compared to approximately seven months in 2000 as a result of the acquisition of Network Solutions in June 2000.

In 2000, the demand for new domain name registrations in our Web presence business increased substantially, as a result of, but not limited to, the so-called “Internet bubble,” our promotional programs which included free names, and from registrations by entities who registered domain names with the hopes of reselling them. Most of the unpaid for, promotional and speculative names were not renewed and have been deleted from the Registry zone file in 2002. Many of these were not revenue generating names or products in 2002.

Our Mass Markets Division and our Enterprise and Service Provider Division issued approximately 391,000 new and renewed Web site digital certificates in 2002 compared to 366,000 in 2001 and 274,000 in 2000. The total installed base of Web site digital certificates was over 392,000 at December 31, 2002, compared to 366,000 at December 31, 2001. In addition, due to increased competition in the Web trust services market, we have experienced moderate pricing pressure for our services. We expect that this pricing pressure will continue in 2003.

International revenues

Revenues from international subsidiaries and VeriSign Affiliates accounted for 9% of total revenues in 2002, 13% in 2001 and 14% in 2000. The percentage decrease in revenues from international subsidiaries and VeriSign Affiliates in 2002 compared to 2001 was primarily due to the acquisitions of Illuminet Holdings in December 2001 and H.O. Systems in February 2002 whose revenues are derived principally from customers located in the United States. Additionally, a decline in the number of new licensing agreements and royalty payments received from VeriSign Affiliates has resulted in a decrease in international revenues in 2002 of approximately $43 million partially offset by increases in revenues from international subsidiaries of approximately $20 million. In 2003, VeriSign is transitioning its international strategy in some countries by moving from a distribution model through the VeriSign Affiliates to a direct distribution model through its international subsidiaries. As a result, in 2003 we expect international revenues to increase modestly even though revenues from VeriSign Affiliates will likely decline.

The percentage decrease in revenues from international subsidiaries and VeriSign Affiliates in 2001 compared to 2000 was primarily related to the acquisition in June 2000 of Network Solutions, whose revenues are primarily attributable to U.S. sources. This was partially offset by additional revenues from international subsidiaries and VeriSign Affiliates in 2001 related to an increase in the number of VeriSign Affiliates in the VeriSign Trust Network combined with other activities to expand our presence in foreign markets.

Under our international affiliate program we sign agreements with local telecommunications companies, financial institutions and others to promote, sell and distribute our PKI services in international markets around the world. These VeriSign Affiliates typically require significant capital development, the cost of which is borne by the affiliate. Our strategy from time to time also includes investing in certain affiliates in strategic markets that represent advantageous economic opportunities for a minority investment of less than 20%. As a result, we invested in several international affiliates in 2002 and prior years. Revenues from VeriSign Affiliates in which we have a minority investment of less than 20% accounted for 1.5% of total revenues in 2002, 4.5% in 2001 and 1.5% in 2000.

Costs and Expenses

Cost of revenues

Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, payment services, operational costs for the domain name registration business, customer support and training, consulting and development services, carrier costs for our SS7 and IP-based networks and costs of facilities and computer equipment used in these activities. In addition, with respect to our digital certificate services, cost of revenues also includes fees paid to third parties to verify certificate applicants’ identities, insurance premiums for our service warranty plan, errors and omission insurance and the cost of software and hardware resold to customers.

A comparison of cost of revenues for the years ended December 31, 2002, 2001 and 2000 is presented below.

	2002	Change	2001	Change	2000
	(Dollars in thousands)
Cost of revenues	$571,367	66%	$343,721	111%	$163,049
Percentage of revenues	47%		35%		34%

Growth of revenues was the primary factor in the increase of cost of revenues on an absolute dollar basis in 2002 as compared to 2001 and in 2001 as compared to 2000. We acquired Illuminet Holdings in December 2001 and H.O. Systems in February 2002, which added significant cost of revenues during 2002. We incurred increased expenses for access to third-party databases to verify digital certificate applicants’ identities, increased customer service costs related to our larger customer base and increased expenses related to the cost of hardware and software products resold to customers as part of our consulting business. Registry fees, third-party fees, other direct costs, and labor are our largest expense categories for cost of revenues. The acquisition of Illuminet Holdings resulted in an increase in labor expenses of $35.4 million in 2002 and an increase of $124.5 million for third-party fees and other direct costs. Additionally, depreciation expenses in cost of revenues increased due to the Illuminet acquisition by $31.3 million in 2002 compared to 2001. While overall our cost of revenues increased, we reduced outside consulting costs by $10.4 million in 2002 from 2001 due to a company-wide cost reduction effort. Our acquisition of Network Solutions in June of 2000 increased our cost of revenues in 2001 as compared to 2000 due to the inclusion of a full year of operating activity in 2001 compared to less than seven months in 2000. Future acquisitions, further expansion into international markets and introduction of new products may result in additional increases in cost of revenues, due to the hiring of additional personnel and related expenses and other factors.

Cost of revenues as a percentage of revenues increased significantly during 2002 compared to 2001 due to the inclusion of a full year of activity from our Illuminet Holdings acquisition and due to over 10 months of activity from our H.O. Systems acquisition. Our telecommunications services businesses have different cost structures than our other businesses resulting in an increase in cost of revenues as a percentage of revenues since their acquisitions. Cost of revenues as a percentage of revenues increased slightly in 2001 from 2000, primarily due to the cost structure of the Network Solutions product mix and the increase in the volume of third-party hardware and software sales, which was partially offset by economies of scale associated with the growth in recurring revenues from existing customers.

Certain of our services, such as consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. In addition, revenues derived from our authentication services, domain name registration services, registry services, payment services, and our telecommunications services each have different cost structures and our overall cost of revenues may fluctuate as these businesses mature. We anticipate that our overall cost of revenues as a percentage of revenues will decrease modestly in 2003 due to our recent decision to significantly reduce the resale of third-party products.

Sales and marketing

Sales and marketing expenses consist primarily of costs related to sales and marketing, and policy activities. These expenses include salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet, television, radio, print, and direct mail advertising costs.

A comparison of sales and marketing expenses for the years ended December 31, 2002, 2001 and 2000 is presented below.

	2002	Change	2001	Change	2000
	(Dollars in thousands)
Sales and marketing	$248,170	(4)%	$259,585	55%	$167,148
Percentage of revenues	20%		26%		35%

Sales and marketing expenses decreased on an absolute dollar basis and as a percentage of revenues in 2002 from 2001 primarily due to a substantial reduction in expenditures for advertising and related promotional activities, particularly with respect to Network Solutions, and from a decrease in allocated lease expenses. Advertising and related promotional expenditures declined by over $44.7 million due to a heightened effort to control spending in conjunction with our restructuring program announced in April 2002. In an effort to decrease the use of external vendors for sales and marketing efforts, we have increased our internal labor expenses during 2002. This increase partially offsets the savings noted above. The decrease in allocated lease expenses is a result of our purchase of our headquarters complex in Mountain View, California in October of 2001. On an absolute dollar basis, our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively, partially offset the decrease in spending for advertising and related promotional activities and allocated lease expenses during 2002. These acquisitions resulted in an additional $12.1 million of sales and marketing labor expenses for 2002 as compared to 2001. Additionally, we incurred increased depreciation expense during 2002 compared to 2001 due to the depreciation of our headquarters facility and other property and equipment expenditures during 2002.

The Network Solutions acquisition was the primary reason for the increase in sales and marketing expenses on an absolute dollar basis in 2001 as compared to 2000. The Mass Markets Division incurred expenses promoting the value of the .com, .net and .org. Web addresses as well as value-added services including Web site design tools and other enhanced service offerings. The remainder of the increase in both periods was driven by lead and demand generation activities in our enterprise and affiliate PKI businesses, expansion of our sales force and an increase in international sales expenses. On a percentage of revenues basis, the acquisition of Network Solutions, whose sales and marketing costs were comparatively less per revenue dollar than our other existing businesses combined, was the primary reason for the decrease in 2001 from 2000.

We have continued to realize a decline in sales and marketing expenses as a percentage of revenues over the three-year period presented. This is primarily due to the increase in recurring revenues from existing customers, which tend to have lower retention costs and the increase in the productivity of our direct and inside sales forces. However, we cannot forecast that these sales and marketing expenses will continue to decline as a percentage of revenues and we expect sales and marketing expenses to increase modestly on an absolute dollar basis in the future due to our expectations to increase our direct sales force abroad, and to expand our other distribution channels.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the years ended December 31, 2002, 2001 and 2000 is presented below.

	2002	Change	2001	Change	2000
	(Dollars in thousands)
Research and development	$48,353	(38)%	$78,134	89%	$41,256
Percentage of revenues	4%		8%		9%

Research and development expenses decreased in 2002 from 2001 in absolute dollars and as a percentage of revenues. The absolute dollar decrease is related to a substantial decrease in allocated lease expenses resulting from our purchase of our headquarters complex in Mountain View, California in October 2001, and from benefits realized as a result of our restructuring program. Additionally, during 2001, we incurred overall higher expenses for the design, testing and deployment of our security service offerings as compared to 2002.

Research and development expenses increased in absolute dollars in 2001 from 2000 primarily due to the acquisition of Network Solutions in June 2000. The increase relates to the development and enhancement of new registry products related to multilingual domain names and managed domain name system services. In addition, we continued to invest in the design, testing and deployment of, and technical support for our expanded digital trust service offerings and technology. We also expanded our engineering staff and incurred related costs required to support our continued emphasis on developing new products and services as well as enhancing existing products and services.

The decrease in research and development expenses as a percentage of revenues in 2001 from 2000 is largely due to the fact that revenues increased faster than research and development expenses in these periods.

We believe that timely development of new and enhanced enterprise services, payment services, Web presence services and other technologies are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses to increase modestly in absolute dollars and on a percentage of revenues basis in the future. To date, we have expensed all research and development expenditures as incurred.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities, and computer and communications equipment, management information systems, support services, professional services fees and bad debt expense.

A comparison of general and administrative expenses for the years ended December 31, 2002, 2001 and 2000 is presented below.

	2002	Change	2001	Change	2000
	(Dollars in thousands)
General and administrative	$172,123	20%	$143,297	136%	$60,672
Percentage of revenues	14%		15%		13%

General and administrative expenses increased in 2002 from 2001 on an absolute dollar basis primarily due to our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively. These acquisitions resulted in a net increase in general and administrative expenses of $23.3 million during 2002, of which $9.0 million was labor expenses. In addition, bad debt expense increased to $42.7 million in 2002 compared to $26.9 million in 2001, primarily as a result of the continued deterioration in the overall economy. Legal expense increased by $3.2 million for 2002 and insurance costs increased $1.9 million primarily due to an increase in renewal premium rates in 2002 as compared to 2001. Depreciation expense increased modestly during 2002 resulting from the depreciation of our headquarters facility and other property and equipment expenditures during 2002. Increases in our general and administrative expenses were partially offset by decreases in lease expenses resulting from the purchase of our headquarters complex in Mountain View, California in October 2001, and the benefits realized from our restructuring program announced in April 2002. These benefits included reduction in general and administrative outside consulting expenses of $13.4 million and travel expenses of $2.1 million for 2002. The decrease in general and administrative expenses as a percentage of revenues in 2002 compared to 2001 is due to the fact that consolidated revenues increased at a faster rate than general and administrative expenses over the same periods as a result of our acquisitions of Illuminet Holdings and H.O. Systems.

The increase in general and administrative expenses in 2001 over 2000 on an absolute dollar basis and as a percentage of revenues was primarily related to the acquisition of Network Solutions in June 2000. Expenses increased in 2001 from 2000, due to additional staffing levels required to manage and support our expanded operations, the implementation of additional management information systems and the expansion of our corporate headquarters. In addition, our bad debt expense increased to $26.9 million in 2001 from $5.8 million in 2000, primarily as a result of increased revenues and deterioration in the overall economy during 2001.

We anticipate that general and administrative expenses will decrease on an absolute dollar basis in 2003.

Restructuring and Other Charges

In April 2002, we announced plans to restructure our operations to rationalize, integrate and align our resources. Our restructuring program included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other charges. As a result of our restructuring program and in conformity with SAB No. 100 and EITF Issues No. 94-3 and 88-10, we recorded restructuring and other charges of $88.6 million during 2002. We expect to incur additional restructuring charges of approximately $10 to $15 million in the first quarter of 2003 related to the restructuring of our consulting services. Our restructuring program is part of a larger-scale, ongoing effort to reduce company-wide spending. Cost savings resulting from our restructuring program, not including other cost savings efforts, were estimated to have been approximately $52 million in 2002 and are estimated to be approximately $56 million in 2003.

Workforce reduction.    The restructuring program resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. We recorded a workforce reduction charge of $6.2 million during 2002, relating primarily to severance and fringe benefits.

Excess facilities.    We recorded charges of approximately $29.7 million during 2002 for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If market sublease rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate by an additional $36 million. Property and equipment that was disposed of or abandoned resulted in a net charge of $25.0 million during 2002 and consisted primarily of computer software, leasehold improvements, and computer equipment.

Exit costs and other charges.    We recorded other exit costs consisting of the write-off of prepaid license fees associated with products that were intended to be incorporated into our product offerings but were subsequently abandoned as a result of the decision to restructure. These charges totaled approximately $9.1 million during 2002. As part of our efforts to rationalize, integrate and align resources, we also recorded other charges of $18.6 million during 2002 relating primarily to the write-off of prepaid marketing assets associated with discontinued advertising.

A summary of the restructuring and other charges recorded during 2002 are as follows:

Year Ended December 31, 2002
(In thousands)
Workforce reduction	$6,207
Excess facilities	29,689
Write-off of property and equipment	25,011
Exit costs and other charges	27,667

$88,574

At December 31, 2002, the accrued liability associated with the restructuring and other charges was $23.8 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2001	Restructuring and Other Charges	Non-Cash Restructuring and Other Charges	Cash Payments	Accrued Restructuring Costs at December 31, 2002
	(In thousands)
Workforce reduction	$—	$6,207	$—	$(6,094)	$113
Excess facilities	—	29,689	—	(6,177)	23,512
Write-off of property and equipment	—	25,011	(25,011)	—	—
Exit costs and other charges	—	27,667	(16,857)	(10,600)	210

	$—	$88,574	$(41,868)	$(22,871)	$23,835

Write-off of acquired in-process research and development

The portion of the Network Solutions purchase price allocated to in-process research and development, or IPR&D, was $54 million and was expensed immediately upon acquisition in 2000. Network Solutions’ IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system, or SRS. The SRS is the system that provides a shared registration interface to the ICANN accredited and licensed registrars into the .com, .net, and .org top-level domain, or TLD, registry. It is through this system that registrars from all over the world are able to register domain names with the central database. Given the high demand on the SRS, it was in need of improvements and upgrades in the area of scalability, security, non-English language capability and next generation resource provisioning protocol.

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

Amortization and write-down of goodwill and other intangible assets

During 2002, we completed our acquisition of H.O. Systems, which resulted in the recording of goodwill of approximately $213 million and other intangible assets of approximately $210 million. During 2001, we completed our acquisition of Illuminet Holdings along with a number of other less significant acquisitions, which resulted in the recording of goodwill of approximately $1.3 billion and other intangible assets of approximately $281 million. During 2000, we completed several acquisitions including THAWTE, Signio and Network Solutions. These acquisitions resulted in the recording of goodwill and other intangible assets in the amount of $21.3 billion. We adopted SFAS No. 142 as of January 1, 2002. Under the provisions of SFAS No. 142, purchased goodwill and certain indefinite-lived intangibles are no longer amortized but are subject to testing for impairment on at least an annual basis. VeriSign also adopted SFAS No. 144 as of January 1, 2002. Under the provisions of SFAS No. 144, long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset. The results of this testing indicated the carrying values of goodwill for certain reporting units exceeded their implied fair values and other intangible assets with finite lives had carrying values that exceeded their fair values which resulted in an impairment charge of $4.6 billion in 2002.

VeriSign determines the fair value of its reporting units, in part by engaging independent appraisers, who employ the income approach and the market comparables method of valuation. Determining the fair value of reporting units and intangible assets requires significant judgment with respect to projecting future cash flows, selecting appropriate terminal values and discount rates. Additionally, judgment is required in selecting appropriate market comparable companies in the valuations.

The impairment of goodwill and other intangible assets in 2002 resulted in a write-off of the net book value as follows:

	Enterprise and Service Provider Division	Mass Markets Division	Total
	(In thousands)
Goodwill	$2,360,634	$2,026,375	$4,387,009
Customer relationships	24,294	3,297	27,591
Technology in place	40,693	256	40,949
Trade name	3,205	—	3,205
Contracts with ICANN and customer lists	129,007	23,092	152,099

	$2,557,833	$2,053,020	$4,610,853

Prior to our adoption of SFAS No. 142 on January 1, 2002, our policy was to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows included an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. Although the acquisitions of THAWTE, Signio and Network Solutions had been predominantly performing at or above expectations throughout 2001, market conditions and attendant multiples used to estimate terminal values were depressed. At June 30, 2000, the NASDAQ market index was at 3,966 points and had decreased 1,805 points, or 46%, to 2,161 points at June 30, 2001. This decline affected the analysis used to assess the recoverability of goodwill. For goodwill associated with THAWTE and Network Solutions, fair value was determined based on future operating cash flows over the remaining amortization period of the goodwill. The terminal values were estimated based on the relationship of the value of our stock issued at the acquisition date to the value of our stock over the three-month period preceding the valuation. For Signio and the other acquisitions, fair value was determined through the use of recent indicators of fair value such as comparable sales and multiples derived from recent acquisition activities. As a result, we recorded an impairment charge in the amount of $9.9 billion in 2001. Since the most significant acquisitions were completed by issuing shares of our common stock, the impairment is considered a non-cash charge.

The amortization and write-down of goodwill and other intangible assets was approximately $4.9 billion in 2002, $13.6 billion in 2001 and $3.2 billion in 2000. Excluding impairment write-downs of goodwill and other intangible assets, amortization expense was approximately $284 million in 2002, $3.7 billion in 2001 and $3.2 billion in 2000. The decrease in amortization expense excluding write-downs in 2002 from 2001 is due to the effects of the provisions of SFAS No. 142 in which goodwill is no longer amortized. The increase in amortization expense in 2001 from 2000 is due to a full year’s amortization of Network Solutions in 2001. Amortization of other intangible assets is expected to be approximately $189 million for 2003, including the impact of all acquisitions through December 31, 2002, and assuming no other future acquisitions or impairment charges.

Total other income (expense)

Total other income (expense) consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains and losses on the sale or write-down of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of total other income (expense) for the years ended December 31, 2002, 2001 and 2000 is presented below.

	2002	Change	2001	Change	2000
	(Dollars in thousands)
Total other income (expense)	$(148,873)	563%	$(22,469)	(126)%	$86,169
Percentage of revenues	(12)%		(2)%		18%

Total other expense in 2002 was primarily comprised of the write-down of investments totaling $170.9 million on certain public and non-public equity security investments, partially offset by $7.9 million of net gains realized on the sale of investments and $14.1 million of interest and other income. In 2002, we determined that the decline in value of certain of our public and non-public equity securities investments was other-than-temporary and we recorded a write-down of these investments totaling $170.9 million. Our cash, cash equivalents, short-term and long-term investments decreased to $440.6 million at December 31, 2002 from $928.5 million at December 31, 2001 primarily due to the acquisition of H.O. Systems, purchases of property and equipment and the decline in value and subsequent write-down of investments during 2002. These actions resulted in a decrease in interest income earned during 2002 as compared to 2001.

Total other expense in 2001 was primarily comprised of the write-down of investments totaling $89.1 million on certain public and non-public equity security investments, partially offset by $66.7 million of interest and other income. Total other income in 2000 consisted primarily of a realized gain of $32.6 million from the sale of shares of Keynote Systems, Inc., and interest and other income of $53.6 million. In 2001, we determined that the decline in value of certain of our public and non-public equity securities investments was other-than-temporary and we recorded a write-down of these investments totaling $89.1 million. We had previously valued certain of these investments at the then-fair-market value as part of the Network Solutions acquisition. We may from time to time recognize losses or gains from the sales, write-downs or write-offs of our equity investments. In 2000, our cash and investments base increased significantly as a result of the acquisition of Network Solutions; however, our invested balances produced lower returns due to lower market interest rates in 2001 as compared to 2000.

Income tax benefit (expense)

In 2002, we recorded income tax expense of $10.4 million. This expense was comprised of federal taxes of $2.1 million, state taxes of $9.2 million, and foreign income tax benefit of $.9 million. We have not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization. As of December 31, 2002, we had federal net operating loss carryforwards of approximately $18.8 million related to continuing operations and $663.1 million related to stock compensation deductions. We also had state net operating loss carryforwards of approximately $59.6 million related to continuing operations and $515.1 million related to stock compensation deductions. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2022 and the state net operating loss carryforwards will expire in 2004 through 2022. In addition, we had research and experimentation tax credits for federal income tax purposes of approximately $8.0 million available for carryover to future years, and for state income tax purposes of approximately $6.5 million available for carryover to future years. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2022. State research and experimental tax credits carry forward indefinitely until utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes.

Minority Interest in Net (Income) Loss of Subsidiary

Minority interest in the net (income) loss of VeriSign Japan K.K. and VeriSign Australia Limited was $(.4) million in 2002, $(.6) million in 2001 and $(1.3) million in 2000. The year-to-year changes are primarily due to VeriSign Japan’s increased revenues as compared to the prior years partially offset by losses incurred by VeriSign Australia following our acquisition of a majority interest in the company in July 2002. As the VeriSign Japan and VeriSign Australia businesses continue to develop and evolve, we expect that the minority interest in net (income) loss of subsidiary will fluctuate.

Liquidity and Capital Resources

	2002	2001	Change
	(Dollars in thousands)

Cash, cash equivalents and short-term investments	$403,904	$726,697	(44)%
Working capital	$(61,041)	$256,714	(124)%
Stockholders’ equity	$1,579,425	$6,506,074	(76)%

At December 31, 2002, our principal source of liquidity was $403.9 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds.

Working capital decreased $317.8 million over the periods presented due to a decrease in cash, cash equivalents and short-term investments of $322.8 million primarily as a result of our acquisition of H.O. Systems in 2002, and due to a decrease in net accounts receivable and other current assets of $163.5 million, partially offset by a decrease in accounts payable and accrued liabilities of $55.1 million and a decrease in current deferred revenue of $113.4 million.

Net cash provided by operating activities was $238.4 million in 2002, $227.5 million in 2001 and $192.0 million in 2000. The increase in both 2002 and 2001 was primarily due to an overall increase in net income after adjustments for non-cash items such as amortization and the write-down of goodwill and other intangible assets, depreciation of property and equipment and the write-down of certain investments. Additionally, in 2002 a substantial decrease in accounts receivable partially offset by a decrease in deferred revenue, and accounts payable and accrual liabilities contributed to the increase in net cash provided by operating activities as compared to 2001.

Net cash used in investing activities was $282.5 million in 2002, primarily as a result of $348.6 million used for acquisitions which includes $346.3 million for the acquisition of H.O. Systems along with an additional $53.6 million used in acquisition related costs during 2002. We also used $112.1 million for purchases of short and long-term investments and $176.2 million for purchases of property and equipment. These purchases were partially offset by proceeds of $403.6 million from maturities and sales of short and long-term investments.

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

Net cash provided by investing activities was $124.0 million in 2000, primarily as a result of the cash acquired in our acquisitions, partially offset by increased purchases of short and long-term investments, and costs relating to our acquisitions. Capital expenditures for property and equipment totaled $176.2 million in 2002, $380.3 million in 2001 and $58.8 million in 2000.

Our planned capital expenditures for 2003 are approximately $120 million to $130 million, primarily for computer and communications equipment, computer software and leasehold improvements. Our most significant expenditures are focused on market development initiatives as well as productivity and cost improvement. As of December 31, 2002, we also had commitments under non-cancelable operating leases for our facilities for various terms through 2014. See Note 12 of Notes to Consolidated Financial Statements. We also expect to incur additional restructuring charges of approximately $10 to $15 million in the first quarter of 2003 due to the restructuring of our consulting services. In addition, cash payments totaling $23.5 million related to the abandonment of excess facilities will be paid over the next six years. See Note 3 of Notes to Consolidated Financial Statements. Cost savings resulting from our restructuring program, not including other cost savings efforts, were estimated to have been approximately $52 million in 2002 and are estimated to be approximately $56 million in 2003.

Net cash provided by financing activities was $22.0 million in 2002, $10.8 million in 2001 and $73.5 million in 2000. In 2002, 2001 and 2000, cash was provided primarily from common stock issuances as a result of stock option exercises. In 2001, these proceeds were partially offset by the use of approximately $70 million to repurchase shares of our common stock.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During 2001, we repurchased approximately 1,650,000 shares at a cost of approximately $70 million. During 2002, no shares were repurchased and at December 31, 2002, approximately $280 million remained available for future repurchases under this program.

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

We have entered into various capital lease obligations and we lease a portion of our facilities under operating leases. We also sub-lease a portion of our office space to third parties. In addition, we have signed a master contract with IBM under which we are committed to purchase a pre-determined value of their technology and we have entered into an agreement for the management and administration of the .tv ccTLD with the Government of Tuvalu for payments of future royalties. As of December 31, 2002, the present value of our future minimum capital lease payments, our future minimum lease payments under non-cancelable operating leases, our future minimum sub-lease income, our IBM purchase commitments and our future royalty payments for the next five years are as follows:

	Commitments by Period
	2003	2004	2005	2006	2007	Total
	(Dollars in thousands)
Capital lease payments (including interest)	$559	$—	$—	$—	$—	$559
Operating lease payments	28,242	28,558	25,056	22,540	21,675	126,071
Sub-lease income	(1,731)	(1,051)	(982)	(519)	—	(4,283)
Purchase commitments	2,052	3,874	—	—	—	5,926
Tuvalu royalty payments	2,200	2,200	2,200	2,200	2,000	10,800

Total	$31,322	$33,581	$26,274	$22,221	$23,675	$139,073

We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. As of December 31, 2002, the amount of short-term investments we have pledged pursuant to such agreements was approximately $21 million.

The restructuring accrual is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through February 2008.

Future cash payments related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

(In thousands)
2003	$6,403
2004	6,086
2005	4,589
2006	3,038
2007	2,367
Thereafter	1,029

$23,512

We entered into an agreement with Bank of America effective June 1, 2000 to provide a capital expenditure loan facility. The capital expenditure loan facility is a $15 million unsecured loan with a five-year term. As of December 31, 2002, $720,000 was outstanding under this capital expenditure loan facility.

In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission to offer an indeterminate number of shares of common stock that may be issued at various times and at indeterminate prices, with a total public offering price not to exceed $750 million. To date, no shares have been issued under this registration statement.

In December 2001, we signed a master contract with IBM under which we committed to purchase $30 million of IBM technology on or before December 28, 2004. During 2002, we paid IBM $24.1 million and at December 31, 2002, we had an additional $2.1 million of open purchase orders with IBM under the master contract. IBM has also committed to use certain products and services of VeriSign.

In November 1999, we entered into an agreement for the management and administration of the Tuvalu Internet top-level domain, “.tv” with the Government of Tuvalu for payments of future royalties which will amount to $12.8 million over the next six years.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of an entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS No. 146 is not expected to have a material effect on our consolidated financial position or results of operations. The effect on timing of recognition of liabilities could be significantly different from previous restructurings.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS No. 148 are presented in Note 1 of Notes to Consolidated Financial Statements. The interim disclosure provisions are effective for our March 31, 2003 interim period. We have determined that the adoption of SFAS No. 148 will not have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The annual disclosure requirements are effective for these financial statements and for interim periods ending after December 15, 2002. See Note 1 of Notes to Consolidated Financial Statements for disclosures required by FASB Interpretation No. 45. The adoption of FASB Interpretation No. 45 did not have a material effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidated requirements of this Interpretation are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of this Interpretation are effective June 15, 2003 for all variable entities acquired before February 1, 2003. This Interpretation also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entities nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. We have determined this Interpretation will not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2002, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of December 31, 2002, 70% of our non-strategic investments mature in less than one year.

We do not hold any derivative financial instruments.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Six Months or Less	Six Months to One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Included in cash and cash equivalents	$128,017	$—	$—	$128,017	$128,031
Weighted-average interest rate	1.70%	—	—
Included in short-term investments	$35,477	$10,237	$73,617	$119,331	$119,789
Weighted-average interest rate	1.75%	2.98%	3.35%

Exchange rate sensitivity

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from operations, other than VeriSign Japan K.K., THAWTE (South Africa), VeriSign Australia Limited, Domainnames.com (U.K.) and our European digital brand management services business, are denominated in United States Dollars and, therefore, are not subject to exchange rate fluctuations. Revenues from international subsidiaries and affiliates accounted for approximately 9% of our revenues in 2002, 13% in 2001 and 14% in 2000.

Both the revenues and expenses of our majority-owned subsidiaries in Japan and Australia as well as our wholly-owned subsidiaries and sales offices in South Africa, Europe, and the United Kingdom are denominated in local currencies. In these regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. We have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

Equity price risk

We own shares of common stock of public companies. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive income (loss)” component of stockholders’ equity. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. In 2002 and 2001, we determined the decline in value of certain public and non-public equity investments was other-than-temporary and we recognized impairment losses totaling $170.9 million and $89.1 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. We do not currently hedge against equity price changes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

VeriSign’s financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a)1 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplemental Data (Unaudited)

The following tables set forth unaudited quarterly supplementary data for the two-year period ended December 31, 2002.

	2002
	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)	Year Ended December 31
	(In thousands, except per share data)
Revenues	$327,816	$317,409	$301,441	$275,002	$1,221,668
Total costs and expenses	355,191	5,029,109	325,441	313,560	6,023,301
Operating loss	(27,375)	(4,711,700)	(24,000)	(38,558)	(4,801,633)
Minority interest in net (income) loss of subsidiary	(165)	(172)	(237)	158	(416)
Net loss	(39,710)	(4,802,535)	(79,672)	(39,380)	(4,961,297)
Basic and diluted net loss per share(1)	(0.17)	(20.31)	(0.34)	(0.17)	(20.97)

	2001(9)
	First Quarter(6)	Second Quarter(7)	Third Quarter	Fourth Quarter(8)	Year Ended December 31
	(In thousands, except per share data)
Revenues	$213,413	$231,197	$255,155	$283,799	$983,564
Total costs and expenses	1,564,613	11,470,182	667,944	691,651	14,394,390
Operating loss	(1,351,200)	(11,238,985)	(412,789)	(407,852)	(13,410,826)
Minority interest in net (income) loss of subsidiary	(210)	(309)	(405)	345	(579)
Net loss	(1,377,377)	(11,190,730)	(386,735)	(401,110)	(13,355,952)
Basic and diluted net loss per share(1)	(6.90)	(55.49)	(1.91)	(1.91)	(65.64)

(1)	Net loss per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the fiscal year or any cumulative interim period.
(2)	Results include a $18.8 million charge for the write-down of investments.

(3)	Results include a $4.6 billion charge for the impairment of goodwill and other intangible assets, a $94.8 million charge for the write-down of investments and a $67.8 million restructuring charge in connection with workforce reductions, closures of excess facilities, write-downs of property and equipment and exit costs and other charges.
(4)	Results include a $53.2 million charge for the write-down of investments and a $5.6 million restructuring charge in connection with workforce reductions, closures of excess facilities and exit costs and other charges.
(5)	Results include a $15.2 million restructuring charge in connection with workforce reductions, closures of excess facilities, write-downs of property and equipment, a payment related to the transfer of the .org registry and exit costs and other charges, a $12.2 million charge for an adjustment to goodwill and a net gain of $7.9 million related to the sale of investments.
(6)	Results include a $74.7 million charge for the write-down of investments.
(7)	Results include a $9.9 billion charge for the impairment of goodwill and other intangible assets.
(8)	Results include a $14.4 million charge for the write-down of investments.
(9)	Beginning January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and, as a result, as of the date of adoption we have ceased to amortize $5.0 billion of goodwill, net of accumulated amortization, including workforce in place that was subsumed into goodwill upon the date of adoption. The Summary Data for 2001 includes amortization of goodwill and workforce in place totaling $3.4 billion.

Our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline. For more information regarding the quarterly fluctuation of our revenues and operating results, see the section captioned “Business—Factors That May Affect Future Results of Operations—Our operating results may fluctuate and our future revenues and profitability are uncertain.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I, Item 4A) of this Annual Report on Form 10-K. Information regarding directors may be found in the section captioned “Proposal No. 1—Election of Directors” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders which information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of VeriSign’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

1.	Financial statements

•	Independent Auditors’ Report

•	Consolidated Balance Sheets

As of December 31, 2002 and 2001

•	Consolidated Statements of Operations

Years Ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

(a) Index to Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

3.01	Third Amended and Restated Certificate of Incorporation of the Registrant	S-1	1/29/98	3.02

3.02	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 1999	S-8	7/15/99	4.03

3.03	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated June 8, 2000	S-8	6/14/00	4.03

3.04	Amended and Restated Bylaws of Registrant	S-1	1/29/98	3.05

3.05	Amendment to Amended and Restated Bylaws of Registrant	S-8	6/14/00	4.04

4.01	Registration Rights Agreement dated as of March 6, 2000, between the Registrant and the parties indicated therein	8-K	3/8/00	99.1

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
4.02	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A	9/30/02	4.01

4.03	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	3/19/03	4.02

10.01	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	S-1	1/29/98	10.05

10.02	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers				X

10.03	Registrant’s 1995 Stock Option Plan, as amended through 8/6/96	S-1	1/29/98	10.06

10.04	Registrant’s 1997 Stock Option Plan	S-1	1/29/98	10.07

10.05	Registrant’s 1998 Equity Incentive Plan, as amended through 5/21/02	10-Q	8/14/02	10.1

10.06	Registrant’s 1998 Directors’ Stock Option Plan, as amended through 5/21/02	10-Q	8/14/02	10.2

10.07	Registrant’s 1998 Employee Stock Purchase Plan, as amended through 6/8/00	S-8	6/14/00	4.06

10.08	Registrant’s 2001 Stock Incentive Plan, as amended through 11/22/02				X

10.09	Registrant’s Executive Loan Program of 1996	S-1	1/29/98	10.11

10.10	Form of Full Recourse Secured Promissory Note and Form of Pledge and Security Agreement entered into between the Registrant and certain executive officers	S-1	1/29/98	10.14

10.11	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.12	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

10.13	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.14	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.15*	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation	S-1	1/29/98	10.18

10.16*	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/29/98	10.19

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.18	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.19	Employment Offer Letter Agreement between the Registrant and Stratton Sclavos dated as of June 12, 1995, as amended October 4, 1995	S-1	1/29/98	10.28

10.20	Separation Letter Agreement between James P. Rutt and the Registrant dated as of February 23, 2001	10-K	3/28/01	10.37

10.21	Description of Severance Arrangement between the Registrant and William P. Fasig				X

10.22	Employment Offer Letter Agreement between the Registrant and W. G. Champion Mitchell dated July 25, 2001				X

10.23	.com Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.3

10.24	.net Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.4

10.25	.org Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.5

10.26	Amendment No. 24 to Cooperative Agreement #NCR 92-18742 between the DOC and Network Solutions, Inc.	8-K	6/1/01	99.6

10.27	Deed of Lease between TST Waterview I, L.L.C. and the Registrant dated as of July 19, 2001	10-Q	11/14/01	10.01

10.28	Agreement to Purchase Building between the Registrant and Sobrato Development Co. #792, dated as of October 1, 2001	10-Q	11/14/01	10.02

10.29	Agreement to Purchase Buildings between the Registrant and Ellis-Middlefield Business Park, dated as of October 1, 2001	10-Q	11/14/01	10.03

21.01	Subsidiaries of the Registrant				X

23.01	Consent of KPMG LLP				X

99.01	Certification of President/Chief Executive Officer/Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.02

Certification of Executive Vice President of Finance and Administration/Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

					X

*Confidential	treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 31st day of March 2003.

VERISIGN,INC.

By	/S/ STRATTON D. SCLAVOS

Stratton D. Sclavos President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Stratton D. Sclavos, Dana L. Evan and James M. Ulam, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2003.

Signature	Title

/S/ STRATTON D. SCLAVOS Stratton D. Sclavos	President, Chief Executive Officer and Chairman of the Board

/S/ DANA L. EVAN Dana L. Evan	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal finance and accounting officer)

/S/ D. JAMES BIDZOS D. James Bidzos	Vice Chairman of the Board

/S/ WILLIAM CHENEVICH William Chenevich	Director

/S/ KEVIN R. COMPTON Kevin R. Compton	Director

/S/ DAVID J. COWAN David J. Cowan	Director

/S/ SCOTT G. KRIENS Scott G. Kriens	Director

/S/ ROGER H. MOORE Roger H. Moore	Director

/S/ GREGORY L. REYES Gregory L. Reyes	Director

CERTIFICATIONS

I, Stratton D. Sclavos, certify that:

1. I have reviewed this annual report on Form 10-K of VeriSign, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/S/ STRATTON D. SCLAVOS

Stratton D. Sclavos
President, Chief Executive Officer and Chairman of the Board

I, Dana L. Evan, certify that:

1. I have reviewed this annual report on Form 10-K of VeriSign, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/S/ DANA L. EVAN

Dana L. Evan
Executive Vice President of Finance and Administration and Chief Financial Officer

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign are provided in this separate section. The consolidated financial statements included in this section are as follows:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. On January 1, 2002, the Company completed its adoption of SFAS No. 142.

/S/    KPMG LLP

Mountain View, California

January 21, 2003

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2002	2001
Current assets:
Cash and cash equivalents	$282,288	$306,054
Short-term investments	121,616	420,643
Accounts receivable, net of allowance for doubtful accounts of $27,853 in 2002 and $24,290 in 2001	134,124	290,923
Prepaid expenses and other current assets	56,618	72,939
Deferred tax assets	9,658	—

Total current assets	604,304	1,090,559
Property and equipment, net	609,354	532,546
Goodwill and other intangible assets, net	1,129,602	5,691,169
Long-term investments	36,741	201,781
Other assets, net	11,317	21,453

Total assets	$2,391,318	$7,537,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$278,545	$313,447
Accrued merger costs	5,015	49,069
Accrued restructuring costs	23,835	—
Deferred revenue	357,950	471,329

Total current liabilities	665,345	833,845

Long-term deferred revenue	125,893	150,727
Other long-term liabilities	20,655	46,862

Total long-term liabilities	146,548	197,589

Total liabilities	811,893	1,031,434

Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 237,510,063, excluding 1,690,000 shares held in treasury, at December 31, 2002; 234,358,114, excluding 1,690,000 shares held in treasury, at December 31, 2001	238	234
Additional paid-in capital	23,072,212	23,051,546
Notes receivable from stockholders	—	(252)
Unearned compensation	(8,086)	(27,042)
Accumulated deficit	(21,480,175)	(16,518,878)
Accumulated other comprehensive income (loss)	(4,764)	466

Total stockholders’ equity	1,579,425	6,506,074

Total liabilities and stockholders’ equity	$2,391,318	$7,537,508

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$1,221,668	$983,564	$474,766

Costs and expenses:
Cost of revenues	571,367	343,721	163,049
Sales and marketing	248,170	259,585	167,148
Research and development	48,353	78,134	41,256
General and administrative	172,123	143,297	60,672
Write-off of acquired in-process research and development	—	—	54,000
Restructuring and other charges	88,574	—	—
Amortization and write-down of goodwill and other intangible assets	4,894,714	13,569,653	3,188,950

Total costs and expenses	6,023,301	14,394,390	3,675,075

Operating loss	(4,801,633)	(13,410,826)	(3,200,309)
Other income (expense):
Interest and investment income (loss)	(148,946)	(20,681)	87,647
Other income (expense), net	73	(1,788)	(1,478)

Total other income (expense)	(148,873)	(22,469)	86,169

Loss before income taxes and minority interest	(4,950,506)	(13,433,295)	(3,114,140)
Income tax benefit (expense)	(10,375)	77,922	—

Loss before minority interest	(4,960,881)	(13,355,373)	(3,114,140)
Minority interest in net income of subsidiary	(416)	(579)	(1,334)

Net loss	$(4,961,297)	$(13,355,952)	$(3,115,474)

Net loss per share:
Basic and diluted	$(20.97)	$(65.64)	$(19.57)

Shares used in per share computation:
Basic and diluted	236,552	203,478	159,169

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31,
	2002	2001	2000
Common stock:
Balance, beginning of year:
234,358,114 shares at January 1, 2002
198,639,497 shares at January 1, 2001
103,482,841 shares at January 1, 2000	$234	$199	$103
Issuance of common stock for business combinations:
31,513,530 shares in 2001
88,948,676 shares in 2000	—	31	89
Issuance of common stock under employee stock purchase plan:
645,595 shares in 2002
201,953 shares in 2001
550,724 shares in 2000	1	—	1
Exercise of common stock options:
2,506,354 shares in 2002
5,653,134 shares in 2001
5,657,256 shares in 2000	3	6	6
Repurchase of common stock:
1,650,000 shares in 2001	—	(2)	—

Balance, end of year:
237,510,063 shares at December 31, 2002
234,358,114 shares at December 31, 2001
198,639,497 shares at December 31, 2000	238	234	199

Additional paid-in capital:
Balance, beginning of year	23,051,546	21,670,647	258,239
Issuance of common stock and common stock options for business combinations	—	1,370,208	21,273,280
Issuance of common stock under employee stock purchase plan	7,546	9,767	4,696
Income tax benefit from exercise of employee stock options	—	—	67,448
Exercise of common stock options	13,120	70,436	66,984
Repurchase of common stock	—	(69,512)	—

Balance, end of year	23,072,212	23,051,546	21,670,647

Notes receivable from stockholders:
Balance, beginning of year	(252)	(245)	—
Loans acquired through business combinations	—	—	(766)
Interest accrued	—	(7)	—
Payments on notes receivable	—	—	521
Write-off of notes receivable	252	—	—

Balance, end of year	—	(252)	(245)

Unearned compensation:
Balance, beginning of year	(27,042)	(36,365)	(172)
Unearned compensation resulting from business combinations	—	(24,296)	(37,915)
Reversal of unearned compensation upon forfeiture of awards	—	25,816	—
Amortization of unearned compensation	18,956	7,803	1,722

Balance, end of year	(8,086)	(27,042)	(36,365)

Accumulated deficit:
Balance, beginning of year	(16,518,878)	(3,162,926)	(47,452)
Net loss	(4,961,297)	(13,355,952)	(3,115,474)

Balance, end of year	(21,480,175)	(16,518,878)	(3,162,926)

Accumulated other comprehensive income (loss):
Balance, beginning of year	466	(702)	87,641
Translation adjustments	(1,689)	(3,597)	525
Change in unrealized gain (loss) on investments, net of tax	(3,541)	4,765	(88,868)

Balance, end of year	(4,764)	466	(702)

Total stockholders’ equity	$1,579,425	$6,506,074	$18,470,608

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Net loss	$(4,961,297)	$(13,355,952)	$(3,115,474)
Other comprehensive income (loss):
Translation adjustments	(1,689)	(3,597)	525
Change in unrealized gain (loss) on investments, net of tax	(3,541)	4,765	(88,868)

Comprehensive loss	$(4,966,527)	$(13,354,784)	$(3,203,817)

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,961,297)	$(13,355,952)	$(3,115,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	105,482	58,862	27,855
Amortization and write-down of goodwill and other intangible assets	4,894,714	13,569,653	3,188,950
Write-off of acquired in-process research and development	—	—	54,000
Provision for doubtful accounts	42,712	26,910	5,797
Non-cash restructuring charges	41,868	—	—
Reciprocal transactions for purchases of property and equipment	(6,375)	(5,500)	—
Net loss (gain) on write-down and sale of marketable securities	162,469	87,022	(34,996)
Minority interest in net income of subsidiary	416	579	1,334
Income tax expense (benefit)	10,375	(77,922)	—
Amortization of unearned compensation	18,956	7,803	1,722
Loss on disposal of property and equipment	2,220	6,180	520
Changes in operating assets and liabilities:
Accounts receivable	158,757	(142,824)	(87,965)
Prepaid expenses and other current assets	(34,295)	(4,674)	29,359
Accounts payable and accrued liabilities	(48,587)	10,890	71,803
Deferred revenue	(147,324)	46,511	49,092

Net cash provided by operating activities	240,091	227,538	191,997

Cash flows from investing activities:
Purchases of investments	(132,119)	(1,284,047)	(1,205,170)
Proceeds from maturities and sales of investments	423,610	1,383,029	640,803
Purchases of property and equipment	(176,233)	(380,269)	(58,778)
Net cash acquired (paid) in business combinations	(348,643)	(52,640)	835,758
Merger related costs	(53,554)	(24,127)	(62,594)
Other assets	4,448	(31,032)	(26,015)

Net cash provided by (used in) investing activities	(282,491)	(389,086)	124,004

Cash flows from financing activities:
Proceeds from issuance of common stock	20,670	80,209	71,687
Repurchase of common stock	—	(69,514)	—
Collections on notes receivable from stockholders	—	—	521
Investment in VeriSign Japan K.K.	268	142	1,246
Payments of debt	(615)	—	—

Net cash provided by financing activities	20,323	10,837	73,454

Effect of exchange rate changes	(1,689)	(3,597)	525

Net (decrease) increase in cash and cash equivalents	(23,766)	(154,308)	389,980
Cash and cash equivalents at beginning of year	306,054	460,362	70,382

Cash and cash equivalents at end of year	$282,288	$306,054	$460,362

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Issuance of common stock for business combinations	$—	$1,370,239	$21,273,369

Income tax benefit from exercise of stock options	$—	$—	$67,448

Unrealized gain (loss) on investments, net of tax	$(3,541)	$4,765	$(88,868)

Cash paid for income taxes	$23,011	$4,169	$1,267

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc., a Delaware corporation, is a leading provider of critical infrastructure services that enable Web site owners, enterprises, communications service providers, electronic commerce service providers and individuals to engage in secure digital commerce and communications. VeriSign’s services include three core offerings: Internet security and registry services, telecommunications services, and Web presence services. VeriSign markets its products and services through its direct sales force, telesales operations, member organizations in its global affiliate network, value-added resellers, service providers, and its Web sites.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after elimination of intercompany accounts and transactions. As of December 31, 2002, VeriSign owned approximately 67.7% and 50.2% of the outstanding shares of capital stock of its subsidiaries, VeriSign Japan K.K. and VeriSign Australia Limited, respectively. The minority interest in VeriSign Japan K.K. and VeriSign Australia Limited are included in other long-term liabilities in the accompanying consolidated balance sheets. Changes in VeriSign’s proportionate share of the net assets of both VeriSign Japan K.K. and VeriSign Australia Limited resulting from sales of capital stock by the subsidiary are accounted for as equity transactions.

Use of Estimates

The discussion and analysis of VeriSign’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments and long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

VeriSign considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts.

Short-Term Investments

VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. Investments in public companies are classified as “available-for-sale” and are included in short-term investments in the consolidated financial statements. These investments are carried at fair value based on quoted market prices. VeriSign reviews its marketable equity holdings in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. VeriSign considers the investee company’s cash position, earnings and revenue outlook, stock price performance over the past

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

six months, liquidity and management, among other factors, in its review. If it is determined that an other-than-temporary decline in fair value exists in a marketable equity security, VeriSign records an investment loss in its consolidated statement of operations.

Fair Value of Financial Instruments

The fair value of VeriSign’s cash, accounts receivable, long-term investments, accounts payable and long-term debt approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties.

Long-Term Investments

Investments in non-public companies are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes-down the investment to its fair value and records the related write-down as an investment loss in its consolidated statement of operations. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. During 2002 and 2001, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded write-downs of these investments totaling $170.9 million and $89.1 million, respectively.

From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. VeriSign recognized revenues totaling $27.1 million in 2002, $64.0 million in 2001 and $13.2 million in 2000 from customers, including VeriSign Affiliates, with whom it had previously participated in a private equity round of financing.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is VeriSign’s best estimate of the amount of probable credit losses in VeriSign’s existing accounts receivable. VeriSign determines the allowance based on historical write-off experience, current market trends and for larger accounts, the ability to pay outstanding balances. VeriSign continually reviews its allowance for doubtful accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, 40 years for buildings and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or lease terms.

Capitalized Software

Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Development costs incurred in the research and development of new software products, and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, VeriSign’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no such costs have been capitalized.

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1. In 2002 and 2001, VeriSign capitalized $28.8 million and $8.0 million, respectively, of implementation and consulting services from third parties for software that is used internally. In 2002, $19.1 million of costs related to internally developed software were capitalized. No such costs were capitalized in 2001.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. VeriSign adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As of the date of adoption of SFAS No. 142, $5.0 billion of goodwill, net of accumulated amortization, including workforce in place, ceased to be amortized. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their finite residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally three to four years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis, generally from two to four years. The amount of the impairment of goodwill and other intangible assets, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting VeriSign’s average cost of funds.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Had the provisions of SFAS No. 142 been in effect for all periods presented, VeriSign’s net loss would have been as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net loss:
Net loss as reported	$(4,961,297)	$(13,355,952)	$(3,115,474)
Add back amortization of goodwill and workforce in place	—	3,409,621	3,011,921

Net loss as adjusted	$(4,961,297)	$(9,946,331)	$(103,553)

Net loss per share:
Basic and diluted as reported	$(20.97)	$(65.64)	$(19.57)
Add back amortization of goodwill and workforce in place	—	16.76	18.92

Basic and diluted as adjusted	$(20.97)	$(48.88)	$(0.65)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and acquired intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. For goodwill, an impairment loss is recognized when its carrying amount exceeds its implied fair value as defined by SFAS No. 142. For acquired intangible assets not subject to amortization, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Prior to the adoption of SFAS No. 144, VeriSign accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Foreign Currency Translation

The functional currency for several of VeriSign’s international subsidiaries is the U.S. Dollar; however, the subsidiaries’ books of record are maintained in local currency. As a result, the subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any transaction gains and losses are included in operating results.

The financial statements of the subsidiaries for which the local currency is the functional currency are translated into U.S. Dollars using the current rate for assets and liabilities and a weighted-average rate for the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

period for revenues and expenses. The cumulative translation adjustment that results from this translation is included in accumulated other comprehensive income (loss).

Revenue Recognition

VeriSign derives revenues from three primary categories: (i) security services, which include managed security and network services, Web trust services and payment services, and registry services; (ii) telecommunications services, which include connectivity, intelligent networks, wireless and clearinghouse services; and (iii) domain name registration services. The revenue recognition policy for each of these areas is as follows:

Domain Name Registration Services

Domain name registration revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years.

Domain name registration renewal fees are estimated and recorded based on renewal and collection rates. Customers are notified of the expiration of their registration in advance, and VeriSign records the receivables for estimated renewal fees in the month preceding the anniversary date of their registration when VeriSign has a right to bill under the terms of domain name registration agreements. The variance between the actual collections and the rate used to estimate the renewal fees is reflected in the setting of renewal rates for prospective periods. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

Security Services and Registry Services

Revenues from the licensing of digital certificate technology and business process technology are derived from arrangements involving multiple elements including post-contract customer support, or PCS, training and other services. These licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up-front once all criteria for revenue recognition have been met.

Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of managed PKI services are deferred and recognized ratably over the term of the license, generally 12 to 36 months. PCS is bundled with managed PKI services licenses and recognized over the license term.

VeriSign recognizes revenues from issuances of digital certificates and business process licensing to VeriSign Affiliates in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. VeriSign defines each of these four criteria as follows:

Persuasive evidence of an arrangement exists.    It is VeriSign’s customary practice to have a written contract, which is signed by both the customer and VeriSign, or a purchase order from those customers who have previously negotiated a standard license arrangement with VeriSign.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Delivery has occurred.    VeriSign’s software may be either physically or electronically delivered to the customer. Electronic delivery is deemed to have occurred upon download by the customer from an FTP server. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable.    It is VeriSign’s policy to not provide customers the right to a refund of any portion of its license fees paid. VeriSign may agree to extended payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. VeriSign typically sells to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customer’s financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon VeriSign’s credit review process, revenues are recognized as cash is collected.

VeriSign allocates revenues on software arrangements involving multiple elements to each element based on the relative fair value of each element. VeriSign’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence of fair value, or VSOE. VeriSign limits its assessment of VSOE for each element to the price charged when the same element is sold separately. VeriSign has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenues to PCS, professional services and training components of its perpetual license arrangements. VeriSign sells its professional services and training separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9.

VeriSign’s consulting services generally are not essential to the functionality of the software. VeriSign’s software products are fully functional upon delivery and do not require any significant modification or alteration. Customers purchase these consulting services to facilitate the adoption of VeriSign’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other consulting service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis.

Revenues from consulting services are recognized using either the percentage-of-completion method or on a time-and-materials basis as work is performed. Percentage-of-completion is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. VeriSign has a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from training are recognized as training is performed.

Revenues from third-party product sales are recognized when title to the products sold passes to the customer. VeriSign’s shipping terms generally dictate that the passage of title occurs upon shipment of the products to the customer.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

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

Telecommunications Services

Revenues from telecommunications services are comprised of network connectivity revenues and intelligent network services revenues, and wireless billing and customer care services. Network connectivity revenues are derived from establishing and maintaining connection to VeriSign’s SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. The initial connection fee and related costs are deferred and recognized over the term of the arrangement. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Revenues from prepaid wireless account management services and unregistered wireless roaming services are based on the revenue retained by VeriSign and recognized in the period in which such calls are processed on a per-minute or per-call basis. Revenues from wireless billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by VeriSign’s wireless carrier customers.

Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse revenues are earned based on the number of messages processed. Included in prepaid expenses and other current assets are amounts from customers that are related to VeriSign’s telecommunications services for third-party network access, data base charges and clearinghouse toll amounts that have been invoiced and remitted to the customer.

Reciprocal Agreements

On occasion, VeriSign has purchased goods or services for its operations from organizations at or about the same time that VeriSign has licensed its software to these organizations. These transactions are recorded at terms VeriSign considers to be fair value. For these reciprocal arrangements, VeriSign considers Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB Opinion No. 29 and EITF Issue No. 01-02. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing that fair values are determinable within reasonable limits. In determining fair values, VeriSign considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues from such transactions may be recognized over a period of time as the products or services are received. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Revenues recognized under reciprocal arrangements were approximately $14.0 million in 2002, of which $9.7 million involved nonmonetary transactions and recognized revenues of approximately $37.5 million in 2001, of which $27.0 million involved nonmonetary transactions, as defined above. VeriSign did not recognize any revenues under reciprocal arrangements in 2000.

Allowance for doubtful accounts

VeriSign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. VeriSign regularly reviews the adequacy of the accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and the collection history with each customer. VeriSign reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, VeriSign maintains a general reserve for all invoices by applying a percentage based on the age category. VeriSign also monitors its accounts receivable for concentration to any one customer, industry or geographic region. To date VeriSign’s receivables have not had any particular concentrations that, if not collected, would have a significant impact on operating income. VeriSign requires all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents VeriSign’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

Advertising Expense

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense was $52.1 million in 2002, $102.4 million in 2001 and $90.5 million in 2000.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Stock Compensation Plans and Unearned Compensation

At December 31, 2002, VeriSign has four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and net loss per share if VeriSign had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net loss, as reported	$(4,961,297)	$(13,355,952)	$(3,115,474)
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(240,731)	(263,659)	(130,948)
Add: Unearned compensation related to acquisitions included in reported net loss, net of tax	18,953	7,803	1,722

Pro forma net loss	$(5,183,075)	$(13,611,808)	$(3,244,700)

Basic and diluted net loss per share:
As reported	$(20.97)	$(65.64)	$(19.57)
Pro forma equity-based compensation	(0.94)	(1.26)	(0.82)

Pro forma basic and diluted net loss per share	$(21.91)	$(66.90)	$(20.39)

The fair value of stock options and Employee Stock Purchase Plan options was estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Employee Stock Purchase Plan options for each period presented.

	Year Ended December 31,
	2002	2001	2000
Stock options:
Volatility	110%	100%	115%
Risk-free interest rate	3.96%	4.25%	6.06%
Expected life	3.5 years	3.5 years	3.5 years
Dividend yield	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	110%	100%	115%
Risk-free interest rate	1.98%	4.07%	6.20%
Expected life	1.25 years	1.25 years	1.05 years
Dividend yield	zero	zero	zero

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The following table summarizes the adjustments in the components of other comprehensive income (loss) during 2002:

	Foreign Currency Translation Adjustments Gain (Loss)	Unrealized Gain (Loss) On Investments, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2001	$(3,072)	$3,538	$466
Adjustments	(1,689)	(3,541)	(5,230)

Balance, December 31, 2002	$(4,761)	$(3)	$(4,764)

Concentration of Credit Risk

Financial instruments that potentially subject VeriSign to significant concentrations of credit risk consist principally of cash, cash equivalents, short and long-term investments and accounts receivable. VeriSign maintains its cash, cash equivalents and investments in marketable securities with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. In addition, the portfolio of investments in marketable securities conforms to VeriSign’s policy regarding concentration of investments, maximum maturity and quality of investment. Concentration of credit risk with respect to accounts receivable is limited by the diversity of the customer base and geographic dispersion. VeriSign also performs ongoing credit evaluations of its customers and generally requires no collateral. VeriSign maintains an allowance for potential credit losses on its accounts receivable. Amounts added to the allowance for doubtful accounts through charges to bad debt expense totaled $42.7 million in 2002, $26.9 million in 2001 and $5.8 million in 2000. Uncollectible amounts written off totaled $39.2 million in 2002, $7.9 million in 2001 and $1.6 million in 2000.

Reclassifications

Certain reclassifications to VeriSign’s Consolidated Financial Statements have been made to conform to the 2002 presentation. Such reclassifications are not considered significant.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of an entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS No. 146 is not expected to have a material effect on VeriSign’s consolidated financial position or results of operations. The effect on timing of recognition of liabilities could be significantly different from previous restructurings.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,”

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS No. 148 are currently effective for these financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim or annual periods beginning after December 15, 2002. VeriSign has determined that the adoption of SFAS No. 148 will not have a material effect on its consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on VeriSign’s financial statements. VeriSign has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, VeriSign does not maintain accruals for potential customer indemnification or warranty-related obligations. The annual disclosure requirements are effective for these financial statements and for interim periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on VeriSign’s consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidated requirements of this Interpretation are effective for variable interest entities created after January 31, 2003 of for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of this Interpretation are effective June 15, 2003 for all variable entities acquired before February 1, 2003. This Interpretation also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entities nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. VeriSign has determined that FASB Interpretation No. 46 will not have a material effect on its consolidated financial position, results of operations or cash flows.

Note 2.    Business Combinations

Acquisitions in 2002

H.O. Systems, Inc.

In February 2002, VeriSign completed its acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless telecommunications carriers, to complement VeriSign’s acquisition of Illuminet Holdings, Inc., a provider of telecommunications services. VeriSign paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. As part of the purchase price, VeriSign recorded an accrual for merger related costs of $17 million of which $1.0 million remained in the accrued merger costs balance as of December 31, 2002. The total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

respective fair values on the acquisition date. VeriSign recorded goodwill of approximately $213 million and other intangible assets of approximately $210 million as a result of this acquisition. Other intangible assets, which includes installed customer base, technology in place and trade names, are being amortized over a six-year period. Goodwill is not amortized but will be tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition. The goodwill has been assigned to our Enterprise and Service Provider Division segment.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

February 5, 2002
(In thousands)
Current assets	$29,791
Property and equipment, net	28,513
Other long-term assets	201
Goodwill	212,923
Customer base	110,040
Technology in place	98,380
Trade name	1,850

Total assets acquired	481,698

Current liabilities	(36,022)
Deferred income tax liabilities	(84,542)
Other long-term liabilities	(16,538)

Total liabilities assumed	(137,102)

Net assets acquired	$344,596

In July 2002, VeriSign increased its equity ownership in VeriSign Australia Limited (formerly known as eSign Australia Limited) to approximately 50.2% of the total outstanding stock of VeriSign Australia, and as a result, has included their financial statements in VeriSign’s consolidated results as of the third quarter of 2002. These results are not considered significant to the consolidated financial statements. VeriSign recorded goodwill of approximately $13 million related to its increase in equity ownership.

Acquisitions in 2001

Illuminet Holdings, Inc.

In December 2001, VeriSign completed its acquisition of publicly traded Illuminet Holdings, Inc. (“Illuminet Holdings”), a company that provides intelligent network and signaling services to telecommunications carriers. VeriSign acquired Illuminet Holdings to create new opportunities for data and voice services through the integration of VeriSign’s Internet infrastructure and Illuminet Holdings’ communications network. VeriSign issued approximately 30.6 million shares of its common stock for all of the outstanding stock of Illuminet Holdings, and assumed all of Illuminet Holdings’ outstanding stock options, most of which were vested. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $1.4 billion was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Results of operations for Illuminet Holdings have been included in the consolidated financial statements from its date of acquisition. As part of the purchase price,

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

VeriSign recorded a provision for merger related costs of $36.9 million. As of December 31, 2002, there was no provision for merger related costs relating to the acquisition of Illuminet Holdings remaining. As a result of the acquisition of Illuminet Holdings, VeriSign recorded goodwill of approximately $1.0 billion and other intangible assets of approximately $281 million. The intangible assets will be amortized over a four-year period. Goodwill related to this acquisition will not be amortized but will be tested for impairment at least annually. Illuminet Holdings’ results of operations have been included in the consolidated financial statements from its date of acquisition. The goodwill has been assigned to our Enterprise and Service Provider Division segment.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

December 12, 2001
(In thousands)
Current assets	$167,958
Property and equipment, net	85,359
Other long-term assets	660
Goodwill	1,026,735
Customer relationships	242,380
Contracts	25,690
Technology in place	11,020
Trade name	1,650

Total assets acquired	1,561,452

Current liabilities	(60,493)
Deferred income tax liabilities	(112,296)
Other long-term liabilities	(6,460)

Total liabilities assumed	(179,249)

Net assets acquired	$1,382,203

Other Acquisitions in 2001

During 2001, VeriSign completed acquisitions of eleven privately held companies, or acquired certain assets of privately held companies, which were not significant, either individually or in the aggregate. VeriSign issued approximately 939,000 shares of common stock and paid approximately $151 million in cash in exchange for all of the outstanding stock of these companies. VeriSign also assumed certain of the companies’ outstanding vested and unvested stock options. Each of these transactions has been accounted for as a purchase and, accordingly, the results of the acquired companies’ operations are included in the consolidated financial statements from their respective dates of acquisition. As part of the purchase price, VeriSign recorded a provision for merger related costs of $17.5 million in connection with these transactions and at December 31, 2002, a balance of $4.0 million remains accrued for future use. As a result of these acquisitions, VeriSign recorded goodwill of approximately $252 million and unearned compensation of approximately $19 million. The unearned compensation is being amortized over the remaining vesting period for stock options assumed. As of December 31, 2001, $247.8 million of goodwill, net of accumulated amortization, ceased being amortized related to these acquisitions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Pro forma results of operations reflecting VeriSign’s 2001 acquisitions have not been presented because the results of operations of the acquired companies, either individually or collectively, are not material to VeriSign’s results of operations.

Acquisitions in 2000

THAWTE Consulting (Pty) Ltd.

In 2000, VeriSign completed its acquisition of privately held THAWTE Consulting (Pty) Ltd. (“THAWTE”), a South African company that provides digital certificates to Web site owners and software developers. VeriSign issued approximately 4.4 million shares of its common stock in exchange for all of the outstanding stock of THAWTE. The acquisition was accounted for as a purchase and, accordingly, the total purchase price of approximately $652 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. THAWTE’s results of operations have been included in the consolidated financial statements from its date of acquisition. Other intangible assets are being amortized on a straight-line basis over two to three years. As of December 31, 2001, $159.7 million of goodwill, net of accumulated amortization related to the acquisition THAWTE ceased being amortized.

Signio, Inc.

VeriSign completed its acquisition of privately held Signio, Inc. (“Signio”) in 2000. Signio provides payment services that connect online merchants, business-to-business exchanges, payment processors and financial institutions on the Internet. VeriSign issued approximately 5.6 million shares of its common stock in exchange for all the outstanding stock of Signio and also assumed all of Signio’s outstanding stock options. The acquisition was accounted for as a purchase and, accordingly, the total purchase price of approximately $876 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Signio’s results of operations have been included in the consolidated financial statements from its date of acquisition. Other intangible assets are being amortized on a straight-line basis over three years. As of December 31, 2001, $14.5 million of goodwill, net of accumulated amortization, related to the acquisition of Signio ceased being amortized.

Network Solutions, Inc.

In 2000, VeriSign completed its acquisition of publicly traded Network Solutions, Inc. (“Network Solutions”), a company that provides Internet domain name registration and registry services. The total consideration of approximately $19.6 billion was based on the fair value of VeriSign’s common stock issued, stock options assumed and merger related costs of approximately $67.3 million. VeriSign issued approximately 78.3 million shares of its common stock valued at approximately $18.0 billion and assumed options to purchase Network Solutions’ common stock, which were converted into options to acquire approximately 9.1 million shares of VeriSign’s common stock, with a fair value of approximately $1.6 billion. As of December 31, 2002, there was no provision for merger related costs for the Network Solutions acquisition remaining.

This transaction was accounted for as a purchase. Network Solutions’ results of operations have been included in the consolidated financial statements from its date of acquisition. The purchase consideration of $19.6 billion has been allocated to the estimated fair value of the assets acquired and liabilities assumed, including in-process research and development (“IPR&D”), based on their estimated fair values as of the date of the acquisition. Other intangible assets are being amortized on a straight-line basis over useful lives of three to

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

four years. As of December 31, 2001, $3.5 billion of goodwill, net of accumulated amortization, related to the acquisition of Network Solutions ceased being amortized.

The portion of the Network Solutions purchase price allocated to IPR&D was $54.0 million, which was immediately expensed. Network Solution’s IPR&D efforts focused on significant and substantial improvements and upgrades to its shared registration system (“SRS”). The SRS is the system that provides a shared registration interface to the ICANN accredited and licensed registrars into the .com, .net, and .org top-level domain, or TLD, registry. It is through this system that registrars from all over the world are able to register domain names with the central database. Given the high demand on the SRS, it was in need of improvements and upgrades in the area of scalability, security, non-English language capability and next generation resource provisioning protocol.

As of the acquisition date, Network Solutions was in the process of developing technology that would add substantial functionality and features to the SRS. The IPR&D had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the IPR&D efforts is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications including functions, features, and technical performance requirements. The development efforts related to upgrades and improvements in the SRS were completed during the first quarter of 2001.

The fair value assigned to IPR&D was estimated by discounting, to present value, the cash flows attributable to the technology once it has reached technological feasibility. A discount rate of 22% was used to estimate the present value of cash flows, which was consistent with the risk of the project. The value assigned to IPR&D was the amount attributable to the efforts of the seller up to the time of acquisition. This amount was estimated through application of the “stage of completion” calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased research and development project at the time of acquisition.

Other Acquisitions in 2000

In 2000, VeriSign completed acquisitions of several other privately held companies, which were not significant either individually or in the aggregate. VeriSign issued approximately 661,000 shares of its common stock and approximately $33.3 million in cash in exchange for all of the outstanding stock of these companies. VeriSign also recorded a provision for merger related costs of $4.2 million for employee severance, relocation and write-off of duplicative systems acquired. As of December 31, 2002, there was no merger related provision relating to these acquisitions remaining. Each of the acquisitions was accounted for as a purchase and, accordingly, the aggregate purchase price of approximately $120.2 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. The acquired companies’ results of operations have been included in the consolidated financial statements from their respective dates of acquisition. Other intangible assets are being amortized on a straight-line basis over two to four and a half years. As of December 31, 2001, $11.4 million of goodwill, net of accumulated amortization, related to these acquisitions ceased being amortized.

Note 3.    Restructuring and Other Charges

In April 2002, VeriSign announced plans to restructure its operations to rationalize, integrate and align resources. This restructuring program included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other charges. As a result of this restructuring program, in conformity

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

with SEC Staff Accounting Bulletin (“SAB”) No. 100 and EITF Issues No. 94-3 and 88-10, VeriSign recorded restructuring and other charges of $88.6 million during 2002. VeriSign expects to incur additional restructuring charges of approximately $10 to $15 million in the first quarter of 2003 related to the restructuring of VeriSign’s consulting services.

Workforce reduction.    The restructuring program resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. VeriSign recorded a workforce reduction charge of $6.2 million during 2002, relating primarily to severance and fringe benefits.

Excess facilities.    VeriSign recorded charges of approximately $29.7 million during 2002 for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after VeriSign’s cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If sublease rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate by an additional $36 million. Property and equipment that was disposed of or abandoned resulted in a net charge of $25.0 million during 2002 and consisted primarily of computer software, leasehold improvements, and computer equipment.

Exit costs and other charges.    VeriSign recorded other exit costs consisting of the write-off of prepaid license fees associated with products that were originally intended to be incorporated into VeriSign’s product offerings but were subsequently abandoned as a result of the decision to restructure. These charges totaled approximately $9.1 million during 2002. As part of VeriSign’s efforts to rationalize, integrate and align resources, VeriSign also recorded other charges of $18.6 million during 2002 relating primarily to the write-off of prepaid marketing assets associated with discontinued advertising.

A summary of the restructuring and other charges recorded during 2002 are as follows:

Year Ended December 31, 2002
(In thousands)
Workforce reduction	$6,207
Excess facilities	29,689
Write-off of property and equipment	25,011
Exit costs and other charges	27,667

$88,574

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

At December 31, 2002, the accrued liability associated with the restructuring and other charges was $23.8 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2001	Restructuring and Other Charges	Non-Cash Restructuring and Other Charges	Cash Payments	Accrued Restructuring Costs at December 31, 2002
	(In thousands)
Workforce reduction	$—	$6,207	$—	$(6,094)	$113
Excess facilities	—	29,689	—	(6,177)	23,512
Write-off of property and equipment	—	25,011	(25,011)	—	—
Exit costs and other charges	—	27,667	(16,857)	(10,600)	210

	$—	$88,574	$(41,868)	$(22,871)	$23,835

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms the longest of which extends through February 2008.

Future cash payments related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

(In thousands)
2003	$6,403
2004	6,086
2005	4,589
2006	3,038
2007	2,367
Thereafter	1,029

$23,512

If market sublease rates continue to decrease in the markets where we have abandoned excess facilities, or it takes longer than expected to sublease these facilities, our actual loss could increase an additional $36 million.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Note 4.    Cash, Cash Equivalents and Short and Long-Term Investments

VeriSign’s cash equivalents and short-term investments have been classified as available-for-sale. Cash, cash equivalents and short and long-term investments consist of the following:

	December 31, 2002
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$117,427	$—	$—	$117,427
Commercial paper	103,281	14	—	103,295
Corporate bonds and notes	31,897	332	(1)	32,228
Money market funds	36,839	5	—	36,844
U.S. government and agency securities	29,207	134	—	29,341
Municipal bonds	12,369	20	(4)	12,385
Asset-backed securities	15,222	4	(59)	15,167
Medium term notes	3,047	29	—	3,076
Foreign debt securities	4,119	3	—	4,122
Equity securities	2,307	—	(480)	1,827
Certificates of deposit	19,475	—	—	19,475
Market Auction Preferred	27,783	—	—	27,783
Escrow	934	—	—	934

	403,907	541	(544)	403,904

Included in cash and cash equivalents				$282,288

Included in short-term investments				$121,616

Long-term investments:
Debt and equity securities of non-public companies	33,114	—	—	33,114
Other	3,627	—	—	3,627

Total long-term investments	36,741	—	—	36,741

Total cash, cash equivalents and short and long-term investments	$440,648	$541	$(544)	$440,645

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Gross realized losses on investments totaled $170.9 million in 2002 consisting of the write-down and sale of certain public and non-public equity investments. Gross realized gains on investments were $7.9 million in 2002.

	December 31, 2001
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$178,556	$—	$—	$178,556
Commercial paper	163,243	51	(4)	163,290
Corporate bonds and notes	94,887	1,266	(11)	96,142
Money market funds	30,070	—	—	30,070
U.S. government and agency securities	139,015	1,708	(45)	140,678
Municipal bonds	38,662	96	(20)	38,738
Asset-backed securities	21,631	81	(9)	21,703
Medium term notes	17,092	207	—	17,299
Foreign debt securities	4,189	—	(9)	4,180
Equity securities	20,759	7,517	(4,885)	23,391
Other	12,650	—	—	12,650

	720,754	10,926	(4,983)	726,697

Included in cash and cash equivalents				$306,054

Included in short-term investments				$420,643

Long-term investments:
Debt and equity securities of non-public companies	186,689	—	—	186,689
Other	15,092	—	—	15,092

Total long-term investments	201,781	—	—	201,781

Total cash, cash equivalents and short and long-term investments	$922,535	$10,926	$(4,983)	$928,478

Gross realized losses on investments were $89.1 million in 2001, consisting of the write-down of certain public and non-public equity investments. Gross realized gains on investments were $2.1 million in 2001 and $35.0 million in 2000.

Note 5.    Long-Lived Assets

Property and Equipment, Net

	December 31,
	2002	2001
	(In thousands)
Land	$222,516	$222,516
Buildings	73,323	63,493
Computer equipment and purchased software	427,828	286,896
Office equipment, furniture and fixtures	15,733	15,311
Leasehold improvements	62,909	37,565

	802,309	625,781
Less accumulated depreciation and amortization	(192,955)	(93,235)

	$609,354	$532,546

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

The following table presents details of VeriSign’s goodwill:

(In thousands)
Balance at December 31, 2001	$4,955,647
Goodwill resulting from acquisitions	227,402
Impairment write-down	(4,387,009)
Adjustments	(128,729)

Balance at December 31, 2002	$667,311

The following table presents details of the VeriSign’s acquired other intangible assets:

	December 31, 2002
	Accumulated Amortization	Carrying Value	Weighted Average Useful Life
	(In thousands)
Purchased other intangible assets:
ISP hosting relationships	$(11,213)	$175	3.0 years
Customer relationships	(57,078)	175,928	5.6 years
Technology in place	(46,570)	60,724	3.7 years
Non-compete agreements	(988)	31	3.0 years
Trade name	(21,048)	25	4.6 years
Contracts with ICANN and customer lists	(579,985)	225,408	3.5 years

Total purchased other intangible assets	$(716,882)	$462,291	3.8 years

	December 31, 2001
	Accumulated Amortization	Carrying Value	Weighted Average Useful Life
	(In thousands)
Purchased other intangible assets:
ISP hosting relationships	$(9,115)	$2,273	3.0 years
Customer relationships	(15,408)	245,189	5.6 years
Technology in place	(20,943)	28,220	3.4 years
Non-compete agreements	(649)	370	3.0 years
Trade name	(20,479)	1,950	4.7 years
Contracts with ICANN and customer lists	(368,870)	457,520	3.5 years

Total purchased other intangible assets	$(487,499)	$735,522	3.8 years

VeriSign performed its transitional impairment test with regard to the carrying value of goodwill as of January 1, 2002 and concluded no impairment of the carrying value of goodwill existed at that date.

VeriSign performed its annual impairment test as of June 30, 2002. The fair value of VeriSign’s reporting units was determined using a combination of the income and the market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets were valued using a combination of the income approach and cost approaches. Under the cost approach, fair value is based on an estimate of the current costs to

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

replace the asset with an asset of similar utility. In the application of the income, market and cost valuation approaches, VeriSign was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. As a result of the deterioration in the market value of VeriSign since January 1, 2002, the results of this annual impairment test indicated the carrying values of goodwill for certain reporting units exceeded their implied fair values and the carrying values of certain other intangibles exceeded their fair value, and accordingly, an impairment charge was recorded during the second quarter of 2002.

The impairment of goodwill and other intangible assets in 2002 resulted in a write-off of the net book value as follows:

	Enterprise and Service Provider Division	Mass Markets Division	Total
	(In thousands)

Goodwill	$2,360,634	$2,026,375	$4,387,009
Customer relationships	24,294	3,297	27,591
Technology in place	40,693	256	40,949
Trade name	3,205	—	3,205
Contracts with ICANN and customer lists	129,007	23,092	152,099

	$2,557,833	$2,053,020	$4,610,853

Prior to VeriSign’s adoption of SFAS No. 142 and SFAS No. 144 on January 1, 2002, VeriSign’s policy was to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows included an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. Although our acquisitions had been predominantly performing at or above expectations at the time, market conditions and attendant multiples used to estimate terminal values remained depressed. As a result, VeriSign recorded an impairment charge in the amount to goodwill and other intangible assets of $9.9 billion in 2001.

Amortization expense, excluding impairment write-downs, related to other intangible assets was $283.9 million, $268.8 million and $177.0 million in 2002, 2001 and 2000, respectively. Estimated future amortization expense related to other intangible assets at December 31, 2002 is as follows:

(In thousands)

2003	$189,475
2004	71,762
2005	71,762
2006	65,019
2007	61,937
Thereafter	2,336

$462,291

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Note 6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2002	2001
	(In thousands)
Accounts payable	$72,907	$111,562
Employee compensation	34,511	45,107
Professional fees	19,172	33,272
Due to customers	15,544	17,333
Tax	63,872	54,135
Other	72,539	52,038

	$278,545	$313,447

Note 7.    Long-term Debt

VeriSign entered into a five-year agreement with Bank of America effective June 1, 2000 to provide a $15 million unsecured capital expenditure loan facility. The loan bears interest at the lesser of the bank’s prime lending rate or LIBOR plus 1.35% to 1.75%, depending on VeriSign’s trailing twelve-month earnings adjusted cash flow as defined by the agreement. The interest rate was 4.25% and 4.75% at December 31, 2002, and 2001, respectively. The loan agreement contains certain covenants, the most restrictive of which requires VeriSign to maintain certain financial ratios. VeriSign is in compliance with all debt-related covenants. At December 31, 2002, and 2001, $720,000 and $800,000, respectively, was outstanding under the capital expenditure facility.

VeriSign entered into an agreement with a former principal shareholder of H.O. Systems effective December 18, 1998 as part of a recapitalization agreement. The $5.0 million unsecured note has a five-year term, bears interest at 7%, and has no restrictive covenants. The principal and accrued interest are due at maturity. At December 31, 2002, $6.6 million was outstanding on the note. As part of the recapitalization agreement, VeriSign also agreed to make annual performance payments to the former principal shareholder over a five-year period totaling approximately $13.9 million. The imputed interest rate was 9.41% and there are no restrictive covenants. At December 31, 2002, $5.8 million was outstanding for performance payments.

The current portion of long-term debt payable is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

Maturities of long-term debt for the years ended December 31 are scheduled as follows:

Maturities of Long-Term Debt
(In thousands)
2003	$10,482
2004	2,322
2005	240

$13,044

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Note 8.    Stockholders’ Equity

Preferred Stock

VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2002, no shares of preferred stock had been issued. Each preferred share will be entitled to a quarterly dividend payment of 100 times the dividend declared per common share. In the event of liquidation, each preferred share will be entitled to a $1.00 preference, and thereafter the holders of the preferred shares will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. Each preferred share will have 100 votes, voting together with the common shares. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

Common Stock

In 2001, the Board of Directors of VeriSign authorized the use of up to $350 million to repurchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. During 2001, VeriSign repurchased 1,650,000 shares at a cost of approximately $70 million. During 2002 no stock was repurchased and at December 31, 2002, approximately $280 million remained available for future repurchases.

Other than the dividend of one stock purchase right for each outstanding share of common stock that was declared on September 24, 2002, no dividends have been declared or paid on VeriSign’s common stock since inception.

Stockholder Rights Plan

On September 24, 2002, the Board of Directors of VeriSign, declared a dividend of one stock purchase right (“Right”) for each outstanding share of VeriSign common stock. The dividend was paid to stockholders of record on October 4, 2002 (“Record Date”). In addition, one Right shall be issued with each common share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of VeriSign, which options or securities were outstanding prior to the Distribution Date. The Rights will become exercisable only upon the occurrence of certain events specified in the Rights Agreement (“Rights Agreement”), including the acquisition of 20% of VeriSign’s outstanding common stock by a person or group. Each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from VeriSign one one-hundredth of a share of VeriSign Series A Junior Participating Preferred Stock, par value $0.001 per share (“Preferred Share”), at a price of $55.00 per one one-hundredth of a Preferred Share, subject to adjustment. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. In addition, each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from VeriSign that number of shares of VeriSign common stock having a market value of two times the exercise price of the Right.

Notes Receivable From Stockholders

In 2000, in connection with its acquisition of Signio, VeriSign assumed notes receivable from stockholders for the exercise of stock options. The stockholders represented employees of Signio. The notes bore interest at 5.5% per annum and were secured by the underlying common stock. None of the notes receivable that were written off in 2002 belonged to executive officers.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Note 9.    Calculation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net loss per share gives effect to stock options considered to be potential common shares, if dilutive. Potential common shares consist of shares issuable upon the exercise of stock options computed using the treasury stock method.

The following table presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Basic and diluted net loss per share:
Net loss	$(4,961,297)	$(13,355,952)	$(3,115,474)
Determination of basic and diluted shares:
Weighted-average shares outstanding	236,552	203,478	159,169
Potential common shares—dilutive stock options	—	—	—

Basic and diluted average common shares outstanding	236,552	203,478	159,169

Basic and diluted net loss per share	(20.97)	(65.64)	(19.57)

In 2002, VeriSign excluded 3,498,082 weighted-average common share equivalents with a weighted-average share price of $8.18. In 2001, VeriSign excluded 9,892,874 weighted-average common share equivalents with a weighted-average share price of $24.42, and in 2000, VeriSign excluded 19,082,438 weighted-average common share equivalents with a weighted-average share price of $36.92 because their effect would have been anti-dilutive. Weighted-average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

Note 10.    Stock Compensation Plans

Stock Option Plans

As of December 31, 2002, a total of 53,313,022 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

The 1995 Stock Option Plan and the 1997 Stock Option Plan (“1995 and 1997 Plans”) were terminated concurrent with VeriSign’s initial public offering in 1998. Options to purchase common stock granted under the 1995 and 1997 Plans remain outstanding and subject to the vesting and exercise terms of the original grant. All shares that remained available for future issuance under the 1995 and 1997 Plans at the time of their termination were transferred to the 1998 Equity Incentive Plan. No further options can be granted under the 1995 and 1997 Plans. Options granted under the 1995 and 1997 Plans are subject to terms substantially similar to those described below with respect to options granted under the 1998 Equity Incentive Plan.

The 1998 Equity Incentive Plan (“1998 Plan”) authorizes the award of options, restricted stock awards and stock bonuses. As of December 31, 2002, no restricted stock awards or stock bonus awards have been made

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

under the 1998 Plan. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant for incentive stock options and 85% of the fair market value for non-qualified stock options. All options are granted at the discretion of the Board and have a term not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 2002, 13,193,671 shares remain available for future awards under the 1998 Plan including shares transferred from the 1995 and 1997 plans that were terminated.

The Board adopted the 2001 Stock Incentive Plan (“2001 Plan”) in January 2001. The 2001 Plan, which did not require approval by the stockholders, authorizes the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2002, no restricted stock awards have been made under the 2001 Plan. Options may be granted at an exercise price not less than the par value of VeriSign’s common stock on the date of grant. All options are granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 2002, 12,983,872 shares remain available for future awards under the 2001 Plan. On January 1 of each year beginning in 2002, the number of shares available for grant under the 2001 Plan will automatically be increased by an amount equal to 2% of the outstanding common shares on the immediately preceding December 31.

In November 2002, VeriSign offered all U.S. employees holding options granted under the 2001 Plan between January 1, 2001 and May 24, 2002 the opportunity to cancel those options and to receive in exchange a new option to be granted not less than six months and one day after the cancellation date of the existing option. The number of shares granted under the new option was dependent on the exercise price of the original option, as follows:

Exercise Price Range of Original Option	Exchange Ratio
$0.001–$24.99	1 share subject to existing option for 1 share subject to exchanged option
$25.00–$49.99	2 shares subject to existing option for 1 share subject to exchanged option
$50.00 and above	2.5 shares subject to existing option for 1 share subject to exchanged option

Under this program, employees tendered options to purchase approximately 11.4 million shares, which were cancelled effective December 26, 2002. In exchange, VeriSign expects to grant options to purchase approximately 7.7 million shares at an exercise price equal to the fair market value on the date of grant. The date of grant of the exchanged options will not be earlier than June 27, 2003. Except for the exercise price, all terms and conditions of the new option will be substantially the same as the cancelled option. In particular, the new option will be vested to the same degree, as a percentage of the option, that the cancelled option would have been vested on the new option date if the cancelled option had not been cancelled and will continue to vest on the same schedule as the cancelled option.

Members of the Board who are not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, are eligible to participate in the 1998 Directors Plan (“Directors Plan”). The option grants under the Directors Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the date of the grant. Each eligible director is initially granted an option to purchase 25,000 shares on the date he or she first becomes a director (“Initial Grant”). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director will automatically be granted an additional option to purchase 12,500 shares of common stock if the director has served continuously as a director since the date of the Initial Grant or most recent grant. The term of

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign. At December 31, 2002, 175,000 shares remain available for future grant under the Directors Plan.

In connection with its acquisitions in 2001 and 2000, VeriSign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vest over a four-year period.

A summary of stock option activity under all Plans is as follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	37,340,507	$52.50	28,639,917	$59.65	17,835,362	$16.77
Assumed in business combinations	—	—	3,550,832	15.16	10,204,590	50.23
Granted	12,850,130	16.69	15,789,042	39.12	8,007,368	129.92
Exercised	(2,506,354)	4.30	(5,653,134)	12.75	(5,657,256)	11.70
Cancelled	(20,723,804)	42.70	(4,986,150)	73.05	(1,750,147)	49.36

Outstanding at end of year	26,960,479	47.41	37,340,507	52.50	28,639,917	59.65

Exercisable at end of year	13,874,208	52.94	12,074,142	44.53	6,297,793	17.40

Weighted-average fair value of options granted during the year		11.97		26.42		97.01

The following table summarizes information about stock options outstanding as of December 31, 2002.

Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ .19–$ 4.90	1,078,116	3.02 years	$2.18	1,057,410	$2.15
$ 5.05–$ 9.81	3,987,418	5.02 years	7.61	1,835,628	7.87
$ 10.08–$ 18.25	4,634,672	5.24 years	10.90	1,450,283	12.63
$ 20.44–$ 29.90	4,046,328	5.80 years	24.76	1,478,714	26.70
$ 30.36–$ 39.80	3,853,546	4.55 years	35.46	2,605,271	35.57
$ 40.08–$ 49.94	1,549,122	3.94 years	43.64	1,042,802	43.41
$ 50.11–$ 99.51	3,268,131	5.94 years	69.79	1,639,413	73.20
$ 100.73–$149.97	2,129,884	3.22 years	127.34	1,345,788	127.25
$ 150.09–$199.88	2,366,639	4.48 years	160.71	1,384,793	160.96
$ 218.50–$253.00	46,623	4.14 years	233.61	34,106	233.49

	26,960,479	4.89 years	47.41	13,874,208	52.94

1998 Employee Stock Purchase Plan

VeriSign has reserved 7,830,366 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 645,595 in 2002, 201,953 in 2001 and 550,724 in 2000. As of December 31, 2002, 5,654,615 shares remain available for future issuance. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31. The weighted-average fair value of the stock purchase rights granted under the Purchase Plan was $4.84 in 2002, $27.74 in 2001 and $103.76 in 2000.

Note 11.    Income Taxes

Total income tax expense was allocated as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Continuing operations:
Current:
Federal	$—	$106,135	$—
State	9,180	20,308	—
Foreign, including foreign withholding tax	8,705	3,137	—

	17,885	129,580	—

Deferred:
Federal	2,149	(165,429)	—
State	—	(42,073)	—
Foreign	(9,658)	—	—

	(7,510)	(207,502)	—

Income tax (benefit) expense	10,375	(77,922)	—

Charge (benefit) to comprehensive loss attributable to investment securities	—	3,522	(30,963)
Tax benefit from employee stock plans credited to stockholders’ equity	—	—	(67,448)

	$10,375	$(74,400)	$(98,411)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net loss before income taxes is attributable to the following:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Income tax benefit at federal statutory rate	$(1,732,677)	$(4,701,653)	$(1,089,949)
State taxes, net of federal benefit	9,180	(21,765)	(1,732)
Differences between statutory rate and foreign effective tax rate	6,166	3,137	871
Goodwill amortization and in-process research and development	1,463,782	4,594,096	1,009,765
Current year operating losses and temporary differences for which no tax benefit is recognized	272,369	—	59,852
Research and experimentation credit	(1,800)	(5,483)	(1,444)
Other	(6,645)	53,746	22,637

	$10,375	$(77,922)	$—

The tax effects of temporary differences that give rise to significant portions of VeriSign’s deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$275,718	$186,403
Deductible goodwill and intangible assets	215,293	170,155
Tax credit carryforwards	12,271	12,325
Property and equipment	26,600	10,605
Deferred revenue, accruals and reserves	185,095	209,072
Capital loss carryforwards	98,756	2,267
Other	4,836	980

Total deferred tax assets	818,569	591,807
Valuation allowance	(632,180)	(340,480)

Net deferred tax assets	186,389	251,327

Deferred tax liabilities:
Non-deductible acquired intangibles	(176,491)	(249,178)
Unrealized gain	—	(2,149)
Other	(240)	—

Total deferred tax liabilities	(176,761)	(251,327)

Total net deferred tax assets	$9,658	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations will be realized; accordingly, a full valuation allowance has been established. Management believes it is more likely than not that deferred tax assets relating to certain foreign operations will

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

be realized; accordingly, a valuation allowance was not applied on these assets. The total valuation allowance increased $291.7 million in 2002 and $271.6 million in 2001. Of the total valuation allowance at December 31, 2002, $293.1 million is applied to deferred tax assets related to continuing operations and $339.1 million is applied to deferred tax assets related to stock compensation deductions. If the valuation allowance were released, $293.1 million would be credited to the statement of operations and $339.1 million would be credited to additional paid-in capital.

As of December 31, 2002, VeriSign had federal net operating loss carryforwards of approximately $18.8 million related to continuing operations and $663.1 million related to stock compensation deductions. VeriSign also had state net operating loss carryforwards of approximately $59.6 million related to continuing operations and $515.1 million related to stock compensation deductions. If VeriSign is not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2022 and the state net operating loss carryforwards will expire in 2004 through 2022. In addition, VeriSign had research and development tax credits for federal income tax purposes of approximately $8.0 million available for carryover to future years, and for state income tax purposes of approximately $6.5 million available for carryover to future years. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2022. State research and development tax credits carry forward indefinitely until utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes.

Note 12.    Commitments and Contingencies

Leases

VeriSign has entered into various capital lease obligations that expire in 2003 for network assets. The majority of the capital lease agreements allow VeriSign to purchase the assets at the end of the lease term for a nominal amount. The cost of property and equipment held under capital leases at December 31, 2002 and 2001 was $1.3 million and $3.5 million, respectively, and was included in computer equipment and purchased software. Related accumulated depreciation at December 31, 2002 and 2001 was $581,000 and $177,000, respectively.

VeriSign leases a portion of its facilities under operating leases that extend through 2014 and sub-leases a portion of its office space to third parties. The present value of future minimum capital lease payments, the future minimum lease payments under non-cancelable operating leases and the future minimum sub-lease income as of December 31, 2002 are as follows:

	Capital Lease Payments	Operating Lease Payments	Sub-Lease Income
	(In thousands)
2003	$559	$28,242	$(1,731)
2004	—	8,558	(1,051)
2005	—	25,056	(982)
2006	—	22,540	(519)
2007	—	21,675	—
Thereafter	—	90,882	—

Total minimum lease payments	559	$216,953	$(4,283)

Less amount representing interest (at 8.12%)	30

Obligations under capital leases	$529

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Future operating lease payments include payments related to lease terminations due to the abandonment of excess facilities as a result of our restructuring. Obligations under capital leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Net rental expense under operating leases was $21.8 million in 2002, $33.2 million in 2001 and $15.2 million in 2000. VeriSign has sub-leased offices to various companies under non-cancelable operating leases. VeriSign received payments of $3.1 million in 2002, $3.0 million in 2001, and $1.2 million in 2000 and is expecting to receive payments of $1.7 million in 2003 and $1.1 million in 2004.

Other Commitments

In December 2001, VeriSign signed a master contract with IBM under which it committed to purchase $30.0 million of IBM technology over the next three years. During 2002, VeriSign paid IBM $24.1 million and at December 31, 2002, had an additional $2.1 million of open purchase orders with IBM. IBM has also committed to use certain products and services of VeriSign.

In December 2001, VeriSign entered into an Agreement for the management and administration of the Tuvalu Internet top-level domain, “.tv,” with the Government of Tuvalu for payments of future royalties. Future royalty payment obligations are as follows:

(In thousands)
2003	$2,200
2004	2,200
2005	2,200
2006	2,200
2007	2,000
Thereafter	2,000

$12,800

Letters of Credit

We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. As of December 31, 2002, the amount of short-term investments we have pledged pursuant to such agreements was approximately $21 million.

Legal Proceedings

VeriSign is engaged in several complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s consolidated financial position and results of operations.

Note 13.    Segment Information

Description of Segments

Beginning in 2003, VeriSign realigned its business segments to reflect the way it will manage its business. VeriSign is currently organized into three service-based lines of business: the Internet Services Group, the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Telecommunication Services Group, and Network Solutions, Inc., or Network Solutions. The Internet Services Group consists of two business units: Security Services, which provides products and services that enable enterprises and service providers to establish and deliver secure Internet-based services to customers, and Registry Services, which acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs. The Telecommunication Services Group provides specialized services to telecommunications carriers. Through VeriSign’s wholly-owned subsidiary, Network Solutions, VeriSign provides domain name registration and value-added services to enterprises and individuals who wish to establish an online presence. Prior to 2003 and subsequent to the acquisition of Network Solutions in June 2000, VeriSign organized its business into two reportable operating segments: the Enterprise and Service Provider Division and the Mass Markets Division. The segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. The performance of each segment is measured based on several metrics, including gross margin.

The Mass Markets Division provided domain name registration, digital certificate and payment services and other value-added services to small and medium sized companies as well as to individual consumers. The Enterprise and Service Provider Division provided products and services to organizations that wanted to establish and deliver Internet-based and telecommunications-based services for their customers in both business-to-consumer and business-to-business environments. In 2000, VeriSign’s results prior to its acquisition of Network Solutions were included in the Enterprise and Service Provider Division.

The accounting policies used to derive reportable segment results are generally the same as those described in Note 1.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

The following table reflects the results of VeriSign’s reportable segments under VeriSign’s previous structure. The “Other” segment consists primarily of unallocated corporate expenses. These results are used, in part, by the CODM and by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external transactions.

	Enterprise and Service Provider Division	Mass Markets Division	Other	Total Segments
	(In thousands)
Year ended December 31, 2002:
Total revenues	$897,812	$412,113	$—	$1,309,925
Internal revenues	(88,257)	—	—	(88,257)

External revenues	$809,555	$412,113	$—	$1,221,668

Total cost of revenues	$434,000	$197,718	$27,906	$659,624
Internal cost of revenues	—	(88,257)	—	(88,257)

External cost of revenues	$434,000	$109,461	$27,906	$571,367

Gross margin after eliminations	$375,555	$302,652	$(27,906)	$650,301

Year ended December 31, 2001:
Total revenues	$559,100	$555,061	$—	$1,114,161
Internal revenues	(130,597)	—	—	(130,597)

External revenues	$428,503	$555,061	$—	$983,564

Total cost of revenues	$179,135	$289,071	$6,112	$474,318
Internal cost of revenues	—	(130,597)	—	(130,597)

External cost of revenues	$179,135	$158,474	$6,112	$343,721

Gross margin after eliminations	$249,368	$396,587	$(6,112)	$639,843

Year ended December 31, 2000:
Total revenues	$255,272	$282,634	$—	$537,906
Internal revenues	(63,140)	—	—	(63,140)

External revenues	$192,132	$282,634	$—	$474,766

Total cost of revenues	$79,794	$146,395	$—	$226,189
Internal cost of revenues	—	(63,140)	—	(63,140)

External cost of revenues	$79,794	$83,255	$—	$163,049

Gross margin after eliminations	$112,338	$199,379	$—	$311,717

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

The following table reflects the results of VeriSign’s reportable segments under VeriSign’s current service-based lines of business. The “Other” segment consists primarily of unallocated corporate expenses.

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Year ended December 31, 2002:
Total revenues	$620,301	$385,734	$303,890	$—	$1,309,925
Internal revenues	(88,257)	—	—	—	(88,257)

External revenues	$532,044	$385,734	$303,890	$—	$1,221,668

Total cost of revenues	$244,942	$210,301	$176,475	$27,906	$659,624
Internal cost of revenues	—	—	(88,257)	—	(88,257)

External cost of revenues	$244,942	$210,301	$88,218	$27,906	$571,367

Gross margin after eliminations	$287,102	$175,433	$215,672	$(27,906)	$650,301

The following table presents external revenues for groups of similar services.

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Web presence and trust services	$412,113	$555,061	$282,634
Managed security and network services	287,615	298,000	147,984
Registry and telecommunications services	521,940	130,503	44,148

Revenues as reported	$1,221,668	$983,564	$474,766

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

The following table presents external revenues in alignment with VeriSign’s current service-based business segments.

Year Ended December 31, 2002
(In thousands)
Internet Services Group	$532,044
Telecommunication Services Group	385,734
Network Solutions	303,890

Revenues as reported	$1,221,668

Reconciliation to VeriSign, as Reported

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Revenues:
Total segments	$1,309,925	$1,114,161	$537,906
Elimination of internal revenues	(88,257)	(130,597)	(63,140)

Revenues, as reported	$1,221,668	$983,564	$474,766

Net loss:
Total segments’ gross margin	$650,301	$639,843	$311,717
Operating expenses	(5,451,934)	(14,050,669)	(3,512,026)
Other income, (expense)	(148,873)	(22,469)	86,169
Minority interest in net income of subsidiary	(416)	(579)	(1,334)
Income tax benefit (expense)	(10,375)	77,922	—

Net loss, as reported	$(4,961,297)	$(13,355,952)	$(3,115,474)

Geographic Information

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Revenues:
United States	$1,115,731	$854,495	$407,843
All other countries	105,937	129,069	66,923

Total	$1,221,668	$983,564	$474,766

VeriSign operates in the United States, Europe, Japan, Australia and South Africa. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Herndon, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets.

	December 31,
	2002	2001
	(In thousands)
Long-lived assets:
United States	$1,707,440	$6,244,315
All other countries	79,574	202,634

Total	$1,787,014	$6,446,949

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

No customer accounted for 10% or more of consolidated revenues in 2002, 2001 or 2000.

Note 14.    Related Party Transactions

VeriSign recognized revenues totaling $27.1 million in 2002, $64.0 million in 2001 and $13.2 million in 2000 from customers, including VeriSign Affiliates, with whom it participated in a private equity round of financing.

Prior to December 31, 2002, Science Application International Corporation (“SAIC”) owned approximately 5% of the common shares outstanding of VeriSign, Inc. During 2002, SAIC sold all of its common stock in VeriSign and was no longer a shareholder. Also during 2002, VeriSign incurred and paid an immaterial amount to SAIC. In 2001, VeriSign incurred and paid $.6 million to SAIC for subcontractor labor and expenses for the operation of foreign offices. In 2000, VeriSign incurred and paid $1.4 million for fees and services provided by SAIC. Of the total expense, $.7 million was subcontractor labor and expenses for the operations of foreign offices and $.3 million was for corporate services provided by SAIC until all systems were transitioned after the acquisition of Network Solutions. These corporate services included accounting, data processing, payroll and related taxes and employee benefit plans administration and processing. The remaining $.4 million represents other services provided by SAIC.

EXHIBITS

As required under Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.02	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers

10.08	Registrant’s 2001 Stock Incentive Plan, as amended through 11/22/02

10.21	Description of Severance Arrangement between the Registrant and William P. Fasig

10.22	Employment Offer Letter Agreement between the Registrant and W. G. Champion Mitchell dated July 25, 2001

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

99.01	Certification of President/CEO/Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02	Certification of Executive VP of Finance and Administration/CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002