Form 10-Q
period 2003-03-31
VERISIGN INC/CA
filed 2003-05-14
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 30, 2003
Common stock, $.001 par value	238,755,689

PART I—FINANCIAL INFORMATION

ITEM	1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$317,977	$282,288
Short-term investments	157,161	121,616
Accounts receivable, net	119,423	134,124
Prepaid expenses and other current assets	65,396	56,618
Deferred tax assets	6,025	9,658

Total current assets	665,982	604,304

Property and equipment, net	592,652	609,354
Goodwill and other intangible assets, net	1,075,413	1,129,602
Long-term investments	22,765	36,741
Other assets, net	11,380	11,317

Total long-term assets	1,702,210	1,787,014

Total assets	$2,368,192	$2,391,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$287,448	$278,545
Accrued merger costs	—	5,015
Accrued restructuring costs	31,067	23,835
Deferred revenue	334,633	357,950

Total current liabilities	653,148	665,345

Long-term deferred revenue	160,791	125,893
Other long-term liabilities	19,080	20,655

Total long-term liabilities	179,871	146,548

Total liabilities	833,019	811,893

Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000
Issued and outstanding shares: 238,636,776 and 237,510,063 (excluding 1,690,000 shares held in treasury at March 31, 2003 and December 31, 2002)	239	238
Additional paid-in capital	23,078,337	23,072,212
Unearned compensation	(3,828)	(8,086)
Accumulated deficit	(21,533,611)	(21,480,175)
Accumulated other comprehensive loss	(5,964)	(4,764)

Total stockholders’ equity	1,535,173	1,579,425

Total liabilities and stockholders’ equity	$2,368,192	$2,391,318

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$269,758	$327,816

Costs and expenses:
Cost of revenues	115,829	154,967
Sales and marketing	52,562	67,319
Research and development	13,777	14,780
General and administrative	46,865	33,202
Restructuring and other charges	20,513	—
Amortization of other intangible assets and write-down of goodwill	54,902	84,923

Total costs and expenses	304,448	355,191

Operating loss	(34,690)	(27,375)
Other expense, net	(13,894)	(12,335)

Loss before income taxes	(48,584)	(39,710)
Income tax expense	(4,852)	—

Net loss	$(53,436)	$(39,710)

Net loss per share:
Basic and diluted	$(0.22)	$(0.17)

Shares used in per share computation:
Basic and diluted	238,208	235,438

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(53,436)	$(39,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	29,657	26,041
Amortization of other intangible assets and write-down of goodwill	54,902	84,923
Non-cash restructuring and other charges	9,260	—
Reciprocal transactions for purchases of property and equipment	—	(6,375)
Net loss on sale and write-down of investments	16,541	18,773
Minority interest in net income (loss) of subsidiary	(165)	165
Deferred income taxes	3,633	—
Amortization of unearned compensation	4,258	3,731
Loss on disposal of property and equipment	—	30
Changes in operating assets and liabilities:
Accounts receivable	14,701	51,542
Prepaid expenses and other current assets	(8,778)	(37,637)
Accounts payable and accrued liabilities	18,163	(41,954)
Deferred revenue	11,581	(35,359)

Net cash provided by operating activities	100,317	24,170

Cash flows from investing activities:
Purchases of investments	(86,754)	(41,935)
Proceeds from maturities and sales of investments	49,058	323,852
Purchases of property and equipment	(22,215)	(73,604)
Net cash paid in business combinations	—	(341,823)
Merger related costs	(4,925)	(25,602)
Other assets	(22)	996

Net cash used in investing activities	(64,858)	(158,116)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,126	13,321
Repayment of debt	(4,282)	—

Net cash provided by financing activities	1,844	13,321

Effect of exchange rate changes	(1,614)	688

Net increase (decrease) in cash and cash equivalents	35,689	(119,937)
Cash and cash equivalents at beginning of period	282,288	306,054

Cash and cash equivalents at end of period	$317,977	$186,117

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at March 31, 2003, and the results of operations and cash flows for the interim periods ended March 31, 2003 and 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared by VeriSign in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with VeriSign’s consolidated financial statements for the year ended December 31, 2002 included in the annual report previously filed on Form 10-K.

The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable and accrued liabilities approximate their respective fair values.

Note 2.    Stock Compensation Plans and Unearned Compensation

At March 31, 2003, VeriSign has four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and net loss per share if VeriSign had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net loss, as reported	$(53,436)	$(39,710)
Add: Unearned compensation related to acquisitions included in reported net loss, net of tax	4,258	3,731
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(42,178)	(71,250)

Pro forma net loss	$(91,356)	$(107,229)

Basic and diluted net loss per share:
As reported	$(0.22)	$(0.17)
Pro forma equity-based compensation	(0.16)	(0.29)

Pro forma basic and diluted net loss per share	$(0.38)	$(0.46)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options and Employee Stock Purchase Plan options was estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Employee Stock Purchase Plan options for each period presented.

	Three Months Ended March 31,
	2003	2002
Stock options:
Volatility	108%	110%
Risk-free interest rate	2.49%	4.11%
Expected life	3.5 years	3.5 years
Dividend yield	zero	zero
Employee Stock Purchase Plan options:
Volatility	108%	110%
Risk-free interest rate	1.38%	2.23%
Expected life	1.25 years	1.25 years
Dividend yield	zero	zero

Note 3.    Restructuring and Other Charges

VeriSign recorded restructuring charges of $11.2 million and other charges of $9.3 million during the quarter ended March 31, 2003. No such costs were recorded during the quarter ended March 31, 2002.

Workforce reduction

VeriSign recorded a workforce reduction charge of $1.5 million during the quarter ended March 31, 2003, relating primarily to severance and fringe benefits.

Excess facilities

VeriSign recorded charges of approximately $8.7 million during the quarter ended March 31, 2003 for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

Exit costs

VeriSign recorded other exit costs consisting mainly of contract termination fees totaling approximately $1.0 million during the quarter ended March 31, 2003.

Other charges

As part of our efforts to rationalize, integrate and align resources, we also recorded charges of $9.3 million during the quarter ended March 31, 2003 which consisted primarily of the write-off of computer software.

A summary of the restructuring and other charges recorded during the three months ended March 31, 2003 is as follows:

Three Months Ended March 31, 2003
(In thousands)
Workforce reduction	$1,545
Excess facilities	8,694
Exit costs	1,014

Subtotal	11,253
Other charges	9,260

Total restructuring and other charges	$20,513

At March 31, 2003, the accrued liability associated with the restructuring and other charges was $31.1 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2002	Restructuring and Other Charges	Cash Payments	Accrued Restructuring Costs at March 31, 2003
	(In thousands)
Workforce reduction	$113	$1,545	$(1,440)	$218
Excess facilities	23,512	8,694	(1,863)	30,343
Exit costs	210	1,014	(718)	506

	$23,835	$11,253	$(4,021)	$31,067

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through June 2010. Other amounts will be paid by December 31, 2004.

Future cash payments related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

(In thousands)
2003 (9 months)	$5,705
2004	7,547
2005	6,019
2006	4,067
2007	3,306
Thereafter	3,699

$30,343

Note 4.    Reciprocal Transactions

VeriSign did not enter into any new reciprocal transactions during the quarter ended March 31, 2003. There were approximately $1.2 million of revenues related to prior period transactions for the quarter ended March 31, 2003. Reciprocal transactions entered into during the quarter ended March 31, 2002, generated approximately $6.9 million of revenues of which $4.4 million was non-monetary. An additional $2.6 million of revenues were recognized during the quarter ended March 31, 2002, which related to reciprocal transactions entered into in prior periods.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. VeriSign has elected to perform its annual impairment test as of June 30 each year. At March 31, 2003 and December 31, 2002, the carrying value of goodwill, net of accumulated amortization, was $667.8 million and $667.3 million, respectively.

VeriSign’s other intangible assets comprise:

	As of March 31, 2003
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
ISP hosting relationships	$11,388	$(11,388)	$—
Customer relationships	260,597	(93,717)	166,880
Technology in place	148,243	(92,944)	55,299
Non-compete agreement	1,019	(1,019)	—
Trade name	76,314	(76,314)	—
Contracts with ICANN and customer lists	957,403	(771,976)	185,427

	$1,454,964	$(1,047,358)	$407,606

	As of December 31, 2002
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
ISP hosting relationships	$11,388	$(11,213)	$175
Customer relationships	260,597	(84,669)	175,928
Technology in place	148,243	(87,519)	60,724
Non-compete agreement	1,019	(988)	31
Trade name	76,314	(76,289)	25
Contracts with ICANN and customer lists	957,403	(731,995)	225,408

	$1,454,964	$(992,673)	$462,291

For the three months ended March 31, 2003 and 2002, amortization of other intangible assets was $54.9 million and $84.9 million, respectively.

Estimated future amortization expense related to other intangible assets at March 31, 2003 is as follows:

(In thousands)
2003 (9 months)	$134,790
2004	71,762
2005	71,762
2006	65,019
2007	61,937
Thereafter	2,336

$407,606

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Investments

VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. Investments in public companies are classified as “available-for-sale” and are included in short-term investments in the consolidated financial statements. These investments are carried at fair value based on quoted market prices. VeriSign reviews its investments in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. VeriSign considers the investee company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management, among other factors, in its review. If it is determined that an other-than-temporary decline in fair value exists in a marketable equity security, VeriSign records an investment loss in its consolidated statement of operations.

Investments in non-public companies are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes-down the investment to its fair value and records the related write-down as an investment loss in its consolidated statement of operations. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. During the three months ended March 31, 2003 and 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $16.5 million and $18.8 million, respectively. VeriSign reviews all of its public and non-public investments on a quarterly basis.

From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. For the three months ended March 31, 2003 and 2002, VeriSign recognized revenues totaling $2.4 million and $11.1 million, respectively, from customers, including VeriSign Affiliates, with whom it had previously participated in a private equity round of financing.

We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. At March 31, 2003, the amount of short-term investments we have pledged pursuant to such agreements was approximately $21.0 million.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Comprehensive Loss

Comprehensive loss consists of net loss plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net loss	$(53,436)	$(39,710)
Change in unrealized gain (loss) on investments, net of tax	414	(2,543)
Translation adjustments	(1,614)	688

Comprehensive loss	$(54,636)	$(41,565)

Note 8.    Calculation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net loss per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

The following table represents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Basic and diluted net loss per share:
Net loss	$(53,436)	$(39,710)

Determination of basic and diluted shares:
Weighted-average common shares outstanding	238,208	235,438
Potential common shares—dilutive stock options	—	—

Basic and diluted weighted-average common shares outstanding	238,208	235,438

Basic and diluted net loss per share	$(0.22)	$(0.17)

For the three months ended March 31, 2003, VeriSign excluded 1,212,743 weighted-average common share equivalents with a weighted-average exercise price of $5.56 because their effect would have been anti-dilutive. For the three months ended March 31, 2002, VeriSign excluded 5,284,283 weighted-average common share equivalents with a weighted-average exercise price of $13.97 because their effect would have been anti-dilutive. Weighted-average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table reflects the results of VeriSign’s reportable segments. The “Other” segment consists primarily of unallocated corporate expenses. These results are used, in part, by the CODM and by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external transactions.

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended March 31, 2003:
Total revenues	$117,795	$100,602	$66,130	$—	$284,527
Internal revenues	(14,769)	—	—	—	(14,769)

External revenues	$103,026	$100,602	$66,130	$—	$269,758

Total cost of revenues	$30,938	$56,967	$34,738	$7,955	$130,598
Internal cost of revenues	—	—	(14,769)	—	(14,769)

External cost of revenues	$30,938	$56,967	$19,969	$7,955	$115,829

Gross margin after eliminations	$72,088	$43,635	$46,161	$(7,955)	$153,929

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended March 31, 2002:
Total revenues	$182,274	$83,383	$88,811	$—	$354,468
Internal revenues	(26,652)	—	—	—	(26,652)

External revenues	$155,622	$83,383	$88,811	$—	$327,816

Total cost of revenues	$78,823	$45,072	$51,417	$6,307	$181,619
Internal cost of revenues	—	—	(26,652)	—	(26,652)

External cost of revenues	$78,823	$45,072	$24,765	$6,307	$154,967

Gross margin after eliminations	$76,799	$38,311	$64,046	$(6,307)	$172,849

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to VeriSign, as reported

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Revenues:
Total segments	$284,527	$354,468
Elimination of internal revenues	(14,769)	(26,652)

Revenues, as reported	$269,758	$327,816

Net loss:
Segment gross margin	$153,929	$172,849
Operating expenses	188,619	200,224

Operating loss	(34,690)	(27,375)
Other expense, net	(13,894)	(12,335)
Income tax expense	(4,852)	—

Net loss, as reported	$(53,436)	$(39,710)

Geographic information

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Revenues:
United States	$246,389	$298,259
All other countries	23,369	29,557

Total	$269,758	$327,816

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

	March 31, 2003	December 31, 2002
	(In thousands)
Long-lived assets:
United States	$1,618,385	$1,707,440
All other countries	83,825	79,574

Total	$1,702,210	$1,787,014

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, and other long-term assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Income Taxes

For the three months ended March 31, 2003, VeriSign recorded tax expense of $4.9 million, comprised of $4.5 million of foreign income and withholding taxes and $0.4 million of U.S. federal and state taxes.

VeriSign’s accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of its deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, management considered such factors as VeriSign’s history of operating losses, its uncertainty as to the projected long-term operating results, and the nature of its deferred tax assets. Although VeriSign’s operating plans assume taxable and operating income in future periods, management’s evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid-in capital and will not result in future income statement benefit.

Note 12.    Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of this Interpretation are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of this Interpretation are effective June 15, 2003 for all variable entities acquired before February 1, 2003. This Interpretation also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. VeriSign has determined that FASB Interpretation No. 46 will not have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2003 and our Annual Report on Form 10-K for the period ended December 31, 2002, which was filed on March 31, 2003. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We are organized into three service-based lines of business: the Internet Services Group, the Telecommunication Services Group, and Network Solutions. The Internet Services Group consists of two business units: Security Services and Registry Services. Our Security Services business unit provides products and services to organizations who want to establish and deliver secure Internet-based services for their customers including: managed security and network services, Web trust services and payment services. Our Registry Services business unit acts as the exclusive registry of domain names in the .com and .net generic top-level domains (“gTLDs”) and certain country code top-level domains (“ccTLDs”).

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

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments and long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Revenue recognition

We derive revenues from three primary categories of services: (i) Internet services, which include managed security and network services, Web trust services and payment services, and registry services; (ii) telecommunications services, which include connectivity, intelligent networks, wireless and clearinghouse services; and (iii) domain name registration services. The revenue recognition policy for each of these categories is as follows:

Internet Services

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

We did not enter into any new reciprocal transactions during the quarter ended March 31, 2003. There were approximately $1.2 million of revenues related to prior period transactions for the quarter ended March 31, 2003. Reciprocal transactions entered into during the quarter ended March 31, 2002, generated approximately $6.9 million of revenues of which $4.4 million was non-monetary. An additional $2.6 million of revenues were recognized during the quarter ended March 31, 2002, which related to reciprocal transactions entered into in prior periods.

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

We review our investments in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. We consider the investee company’s cash position, earnings and revenue outlook, stock price performance over the preceding six months, liquidity and changes in management’s ownership, among other factors, in our review. If we determine that an other-than-temporary decline exists in a marketable equity security that is classified as available-for-sale, we record an investment loss in our consolidated statement of operations. For non-public companies, we review, on a quarterly basis, the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies on at least a quarterly basis. This information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain a company’s operations for a six-month period, we consider the decline in its fair value to be other-than-temporary. If we determine that an other-than-temporary decline in fair value exists in a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in our consolidated statement of operations.

During the three months ended March 31, 2003 and 2002, we determined that the decline in value of certain of our public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $16.5 million and $18.8 million, respectively. We review all of our public and non-public investments on a quarterly basis.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled $1.1 billion at March 31, 2003, which was comprised of $667.8 million of goodwill, including workforce in place, and $407.6 million of other intangible assets. Other intangible assets include customer relationships, technology in place, contracts with ICANN and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Recoverability of long-lived assets other than goodwill is measured by comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

We review, at least annually, goodwill resulting from purchase business combinations for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. While 11% is the maximum potential dilution from options granted, this maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the current market price. At March 31, 2003, approximately 84% of our stock options had exercise prices in excess of the current market price.

All stock option grants to current executive officers are made after a review by, and with the approval of the compensation committee of the Board of Directors. All stock option grants to non-executive officers are determined by VeriSign’s Chief Executive Officer in accordance with guidelines approved by the compensation committee. All members of the compensation committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of Compensation Committee” appearing in our proxy statement dated April 16, 2003 for further information concerning the policies of our compensation committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted for 2001, 2002, and year to date as of March 31, 2003, to our Chief Executive Officer and our four other most highly compensated executive officers as identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants in 2001, 2002, and year to date as of March 31, 2003:

	Three Months Ended March 31, 2003	2002	2001
	(Shares in thousands)
Shares subject to options granted	509	12,850	15,789
Less options cancelled	(1,499)	(20,724)	(4,986)

Net shares subject to options granted (cancelled)	(990)	(7,874)	10,803
Common shares outstanding at beginning of period	237,510	234,358	198,639
Net options granted (cancelled) during the period as a percentage of outstanding common shares	(0.4%)	(3.4)%	5.4%
Options granted to Named Executive Officers during the period as a percentage of total options granted	—	14.8%	11.3%
Options held by Named Executive Officers as a percentage of total options outstanding	26.2%	25.0%	13.4%

During the first three months of 2003, we granted stock options to purchase approximately 0.5 million shares of our stock to our existing employees, which resulted in a net cancellation of 1.0 million shares after deducting 1.5 million shares for options cancelled or otherwise terminated. For the first three months of 2003, no options were granted to the Named Executive Officers. Options granted to the Named Executive Officers varies from year to year depending on their achievements and future potential in leading the Company. For additional information about our employee stock option plan activity for the fiscal years 2001 and 2002, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.

In November 2002, VeriSign offered all U.S. employees (excluding members of the Board of Directors and executive officers) holding options granted under the 2001 Plan between January 1, 2001 and May 24, 2002 the opportunity to cancel those options and to receive in exchange a new option to be granted not less than six months and one day after the cancellation date of the existing option. The number of shares granted under the new option was dependent on the exercise price of the original option, as follows:

Exercise Price Range of Original Option	Exchange Ratio
$0.001–$24.99	1 share subject to existing option for 1 share subject to exchanged option
$25.00–$49.99	2 shares subject to existing option for 1 share subject to exchanged option
$50.00 and above	2.5 shares subject to existing option for 1 share subject to exchanged option

Under this program, employees tendered options to purchase approximately 11.4 million shares, which were cancelled effective December 26, 2002. In exchange, VeriSign expects to grant options to purchase approximately 7 million shares at an exercise price equal to the fair market value on the date of grant. The date of grant of the exchanged options will not be earlier than June 27, 2003. Except for the exercise price, all terms and conditions of the new option will be substantially the same as the cancelled option. In particular, the new option will be vested to the same degree, as a percentage of the option, that the cancelled option would have been vested on the new option date if the cancelled option had not been cancelled and will continue to vest on the same schedule as the cancelled option.

General Option Information

Summary of Option Activity as of March 31, 2003:

	Three Months Ended March 31, 2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	26,960,479	$47.41	37,340,507	$52.50	28,639,917	$59.65
Assumed in business combinations	—	—	—	—	3,550,832	15.16
Granted	508,901	8.63	12,850,130	16.69	15,789,042	39.12
Exercised	(235,400)	5.03	(2,506,354)	4.30	(5,653,134)	12.75
Cancelled	(1,499,474)	50.06	(20,723,804)	42.70	(4,986,150)	73.05

Outstanding at end of period	25,734,506	46.88	26,960,479	47.41	37,340,507	52.50

Exercisable at end of period	14,096,956	54.02	13,874,208	52.94	12,074,142	44.53

Weighted-average fair value of options granted during the period		$6.05		$11.97		$26.42

The following table sets forth a comparison of the numbers of shares subject to our options whose exercise prices were below the closing price of our common stock on March 31, 2003 (“In-the-Money” options) to the numbers of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of March 31, 2003:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	2,283,337	$5.29	1,799,876	$6.95	4,083,213	$6.02
Out-of-the-Money (1)	11,813,619	63.44	9,837,674	43.94	21,651,293	54.58

Total options outstanding	14,096,956	$54.02	11,637,550	$38.22	25,734,506	$46.88

(1)	Out-of-the-Money options are those options with an exercise price of our common stock at or above the closing price of $8.74 at March 31, 2003, as reported by the Nasdaq National Market.

Executive Options

For the first three months of 2003, no options were granted to the Named Executive Officers.

The following table sets forth certain information regarding stock options exercised by each of our Named Executive Officers during the three months ended March 31, 2003.

Option Exercises and Remaining Holdings as of March 31, 2003 of Named Executive Officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2003		Values of Unexercised In-the-Money Options at March 31, 2003 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	—	—	2,430,001	1,959,375	$439,759	—
Dana L. Evan	—	—	453,507	283,645	89,193	—
Quentin P. Gallivan	—	—	404,747	305,417	70,937	—
Robert J. Korzeniewski	—	—	244,189	262,666	—	—
F. Terry Kremian	—	—	269,316	135,000	$464,572	—

(1)	Option values are based on the closing price of our common stock of $8.74 as reported by the Nasdaq National Market on March 31, 2003, net of the option exercise price.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2003.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	14,260,077		$57.73	20,556,043	(1)
Equity compensation plans not approved by stockholders	7,062,109	(2)(3)	19.58	18,356,316

Total	21,322,186		$46.88	38,912,359

(1)	Includes 7,106,872 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(3)	Does not include options to purchase 4,412,320 shares of common stock with a weighted-average exercise price of $55.49 that were assumed in business combinations.

Results of Operations

We have experienced substantial net losses in the past and we expect to continue to report losses due to the charges we incur for the amortization of acquired intangible assets related to our acquisitions. As of March 31, 2003, we had an accumulated deficit of approximately $21.5 billion, primarily due to $21.7 billion of goodwill and other intangible asset write-downs and amortization related to our acquisitions.

Revenues

A comparison of revenues for the quarters ended March 31, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
First quarter:
Internet Services Group	$103,026	$155,622	(34)%
Telecommunication Services Group	100,602	83,383	21%
Network Solutions	66,130	88,811	(26)%

Total revenues	$269,758	$327,816	(18)%

Total revenues decreased 18% in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

Internet Services Group

Internet Services Group revenues for the quarter ended March 31, 2003 were $103.0 million as compared to $155.6 million for the quarter ended March 31, 2002. The decrease of $52.6 million was primarily due to our decision to significantly reduce the resale of third-party products, as well as the decrease in VeriSign Affiliate revenues and revenues from reciprocal transactions. We expect Internet Services Group revenues to remain constant throughout 2003.

Telecommunication Services Group

Telecommunication Services Group revenues for the quarter ended March 31, 2003 were $100.6 million as compared to $83.4 million for the quarter ended March 31, 2002. The increase of $17.2 million reflects the inclusion of a full quarter of revenues related to H.O. Systems, which was acquired in February 2002, and volume growth in our Calling Name Delivery Service (“CNAM”) which was offset by competitive price decreases. We expect Telecommunication Services Group revenues to remain constant throughout 2003.

Network Solutions

Network Solutions revenues for the quarter ended March 31, 2003 were $66.1 million as compared to $88.8 million for the quarter ended March 31, 2002. The decrease of $22.7 million was primarily due to the amount of deferred revenue recognized in the first quarter of 2003 from prior year sales compared to the amount of such deferred revenue recognized in the first quarter of 2002. The cumulative impact of the decrease in the number of new names and the non-renewal of paid names, contributed to the decline in deferred revenue balances and the amount of deferred revenue recognized in the quarter ended March 31, 2003. At March 31, 2003 and 2002, we had approximately 8.9 million and 12.0 million active domain names under management, respectively. We expect Network Solutions revenues to decrease between approximately $5.0 and $8.0 million in each of the remaining 2003 quarters.

International revenues

Revenues from international subsidiaries and affiliates accounted for 9% of revenues in the quarters ended March 31, 2003 and 2002.

From time to time, we invest in certain affiliates in strategic markets that represent advantageous economic opportunities for a minority interest of less than 20%. Revenues from VeriSign Affiliates in which we have invested accounted for less than 1% of total revenues in the quarter ended March 31, 2003 and approximately 2% in the quarter ended March 31, 2002.

Reciprocal revenues

We did not enter into any new reciprocal transactions during the quarter ended March 31, 2003. There were approximately $1.2 million of revenues related to prior period transactions for the quarter ended March 31, 2003. Reciprocal transactions entered into during the quarter ended March 31, 2002, generated approximately $6.9 million of revenues of which $4.4 million was non-monetary. An additional $2.6 million of revenues were recognized during the quarter ended March 31, 2002, which related to reciprocal transactions entered into in prior periods.

We derived less than 1% in the quarter ended March 31, 2003, and 3.4% in the quarter ended March 31, 2002, of our total revenues from customers with whom we have previously participated in a private equity round of financing, including several of the VeriSign Affiliates as well as various technology companies in a variety of related market areas. Typically in these relationships, we sell our products and services to a company and, under a separate agreement, participate with other investors in a private equity round financing of the company. We typically make our investments with others where our investment is less than 50% of the total financing round. Our policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

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

A comparison of cost of revenues for the quarters ended March 31, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
First quarter:
Cost of revenues	$115,829	$154,967	(25)%
Percentage of revenues	43%	47%

Cost of revenues for the quarter ended March 31, 2003 of $115.8 million decreased $39.2 million, or 25%, from $155.0 million for the quarter ended March 31, 2002. Reduced revenues from the resale of third-party products resulted in decreased cost of revenues totaling approximately $40 million in the first quarter of 2003 compared to the first quarter of 2002. Additionally, we realized salary and benefit savings of $4.0 million from the reduction in force related to our restructuring begun in April 2002 and consulting fee savings of $4.2 million as we reduced our use of outsourcing. The savings were offset by additional expenses of $9.2 million resulting from our February 2002 purchase of H.O. Systems. Future acquisitions, further expansion into international markets and introduction of new products may result in increased cost of revenues, due to the hiring of additional personnel and related expenses and other factors. We expect cost of revenues to increase slightly in absolute dollars for the remaining quarters of 2003.

Cost of revenues as a percentage of revenues decreased in the first quarter of 2003 compared to the first quarter of 2002 primarily due to reduced revenues from the resale of third-party products which have a higher cost of revenues compared to our other services. Revenues derived from our authentication services, domain name registration services, registry services, payment services, and our telecommunications services each have different cost structures, and our overall cost of revenues may fluctuate as these businesses mature.

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

A comparison of sales and marketing expenses for the quarters ended March 31, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
First quarter:
Sales and marketing	$52,562	$67,319	(22)%
Percentage of revenues	19%	21%

Sales and marketing expenses for the quarter ended March 31, 2003 of $52.6 million decreased $14.7 million, or 22%, from $67.3 million for the quarter ended March 31, 2002. The decrease resulted from advertising cost savings of $6.6 million, salary and benefit savings of $2.8 million from the reduction in force related to our restructuring begun in April 2002 and consulting fee savings of $4.1 million related to advertising placement, market research, and other sales and marketing services. We expect sales and marketing costs to increase slightly in absolute dollars throughout 2003 due to our expectations to expand our sales and marketing efforts and distribution channels.

The decline in sales and marketing expenses as a percentage of revenues is primarily due to our cost reduction efforts begun in April 2002.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the quarters ended March 31, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
First quarter:
Research and development	$13,777	$14,780	(7)%
Percentage of revenues	5%	5%

Research and development expenses for the quarter ended March 31, 2003 of $13.8 million decreased $1.0 million, or 7%, from $14.8 million for the quarter ended March 31, 2002. The decrease was primarily the result of professional services savings of $2.8 million as we reduced our use of outside services, offset by increased salary and benefit expenses and other miscellaneous cost increases.

We believe that timely development of new and enhanced enterprise services, payment services, Web presence services and other technologies are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses to increase modestly in absolute dollars and on a percentage basis throughout 2003. To date, we have expensed all research and development expenditures as incurred.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities, and computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees and bad debt expense.

A comparison of general and administrative expenses for the quarters ended March 31, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
First quarter:
General and administrative	$46,865	$33,202	41%
Percentage of revenues	17%	10%

General and administrative expenses for the quarter ended March 31, 2003 of $46.9 million increased $13.7 million, or 41%, from $33.2 million for the quarter ended March 31, 2002. The increase was the result of increased professional service fees of $6.2 million, employee bonuses of $4.7 million, higher medical insurance premiums of $2.5 million, additional legal costs of $2.3 million mainly related to an increased number of lawsuits to which we are a party, and $2.5 million of certain state and local taxes and license fees. These increases were partially offset by a reduction of $3.2 million in bad debt expense. We expect general and administrative costs to decrease on an absolute dollar basis in the remaining quarters of 2003.

The increase in general and administrative expenses as a percentage of revenues for the quarter ended March 31, 2003 is primarily due to the fact that absolute dollar expenses increased while revenues decreased.

Restructuring and other charges

We recorded restructuring charges of $11.2 million during the quarter ended March 31, 2003 including workforce reduction charges of $1.5 million, excess facilities of $8.7 million and exit costs of $1.0 million. We also recorded charges of $9.3 million during the quarter ended March 31, 2003 which consisted primarily of the write-off of computer software. No such costs were recorded during the during the quarter ended March 31, 2002.

At March 31, 2003, the accrued liability associated with the restructuring and other charges was $31.1 million. Amounts related to the lease terminations due to the abandonment of excess facilities totaling approximately $30.3 million will be paid over the respective lease terms, the longest of which extends through June 2010. Other amounts will be paid by December 31, 2004.

Amortization of intangible assets

We adopted SFAS No. 142 as of January 1, 2002. Under the provisions of SFAS No. 142, purchased goodwill and certain indefinite-lived intangibles will no longer be amortized but are subject to testing for impairment upon adoption, and on at least an annual basis thereafter. We plan to complete our annual impairment testing in June 2003.

Amortization of intangible assets was $54.9 million for the quarter ended March 31, 2003 compared to $84.9 million for the quarter ended March 31, 2002. Amortization expense is expected to amount to approximately $134.8 million for the remaining three quarters of 2003.

Other Expense, net

Other expense, net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains and losses on the sale or write-down of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of other expense, net for the quarters ended March 31, 2003 and 2002 is presented below.

	2003	2002	Change
	(In thousands)
First quarter:
Other expense, net	$(13,894)	$(12,335)	13%
Percentage of revenues	(5)%	(4)%

Other expense, net for the quarter ended March 31, 2003 consisted of net investment write-downs of $16.5 million offset by $2.6 million of interest income and other items. For the quarter ended March 31, 2002, other expense, net consisted of investment write-downs of $18.8 million offset by $6.5 million of interest income and other items. We review our investments in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. As of March 31, 2003 and 2002, we determined that the decline in value of certain of our public and non-public equity securities investments was other-than-temporary. We may from time to time recognize gains or losses from the sales, write-downs or write-offs of our equity investments.

Income Tax Expense

For the quarter ended March 31, 2003, we recorded tax expense of $4.9 million, comprised of $4.5 million of foreign income and withholding taxes and $0.4 million of U.S. federal and state taxes. For the remainder of the year, we anticipate foreign income and withholding tax expense of approximately $2.0 to $2.5 million per quarter. We expect minimal federal and state tax expenses for the remaining three quarters of 2003.

Liquidity and Capital Resources

	March 31, 2003	December 31, 2002	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$475,138	$403,904	18%
Working capital	12,834	(61,041)	121%
Stockholders’ equity	$1,535,173	$1,579,425	(3)%

At March 31, 2003, our principal source of liquidity was $475.1 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds.

Working capital increased $73.9 million during the quarter ended March 31, 2003 due primarily to an increase in cash, cash equivalents and short-term investments.

Net cash provided by operating activities was $100.3 million in the first quarter of 2003 compared to $24.2 million in the first quarter of 2002. The increase in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was primarily due to increases in our deferred revenue balance in which we receive payment in advance for many of our products and services, increases in accounts payable and accrued liabilities, and decreases in prepaid expenses and other current assets. The increase was partially offset by a decrease in net income after adjustments for non-cash items such as amortization and the write-down of goodwill and other intangible assets, depreciation of property and equipment, the write-down of certain investments, and a decrease in accounts receivable.

As part of the restructuring announced in April 2002, VeriSign will pay cash for severance of employees, lease terminations and other contract terminations. Total cash outlays related to the restructuring program were $4.0 million during the quarter ended March 31, 2003.

Future cash payments, net of anticipated sub-lease income, related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

(In thousands)
2003 (9 months)	$5,705
2004	7,547
2005	6,019
2006	4,067
2007	3,306
Thereafter	3,699

$30,343

Net cash used in investing activities was $64.9 million in the first quarter of 2003, primarily as a result of $86.8 million used for purchases of investments and $22.2 million used for purchases of property and equipment, partially offset by proceeds of $49.1 million from sales and maturities of investments. Net cash used in investing activities was $158.1 million in the first quarter of 2002, primarily as a result of $341.8 million used for the acquisition of H.O. Systems and $25.6 million used in acquisition related costs. Additionally, we used $41.9 million for purchases of investments and $73.6 million for purchases of property and equipment. In the first quarter of 2002, these purchases were partially offset by proceeds of $323.9 million from maturities and sales of investments.

Net cash provided by financing activities was $1.8 million in the first quarter of 2003 and $13.3 million in the first quarter of 2002. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises. In the first quarter of 2003, the primary use of cash was for repayment of debt.

Our planned capital expenditures for 2003 are approximately $120 million to $130 million, primarily for computer and communications equipment, computer software and leasehold improvements. Our most significant expenditures are focused on market development initiatives as well as productivity and cost improvement.

We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. At March 31, 2003, the amount of short-term investments we have pledged pursuant to such agreements was approximately $21.0 million.

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

Our failure to achieve or sustain market acceptance of our signaling and intelligent network services at desired pricing levels could adversely impact our revenues and cash flow.

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our telecommunications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our Telecommunication Services Group. Consolidation in the telecommunications industry has led to the merging of many companies. Our business could be harmed if these mergers result in the loss of customers by our Telecommunication Services Group.

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

We have experienced, and may continue to experience, declines in revenues and deferred revenues from Network Solutions.

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

The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or ICANN. We face risks from this transition, including the following:

•	ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are inconsistent with our current or future plans;

•	the DOC or ICANN could terminate our agreements to be the registry for the .com or .net gTLDs, or a registrar for existing and new gTLDs if they find that we are in violation of our agreements with them;

•	if our agreements to be the registry for the .com or .net top-level domains, or a registrar for existing and new top-level domains are terminated, it could have an adverse impact on our business;

•	the terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner that is unfavorable to us;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•	the DOC could revoke its recognition of ICANN, as a result of which the DOC would take the place of ICANN for purposes of the various agreements described above, and could take actions that are harmful to us;

•	the U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

•	our registry or registrar businesses could face legal or other challenges resulting from our activities or the activities of other registrars.

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

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise. We do not expect the trend of lower information technology and telecommunications spending among our customers to reverse itself in the near term.

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

Revenues from the sale of our products to companies as part of broader business relationships have been significantly reduced and may continue to decline in the future.

We have purchased products and services from companies and participated in financings of companies with whom we have entered into separate contractual arrangements for the distribution and sale of our products and services. We derived less than 1% of our total revenues in the first three months of 2003 and approximately 3.0% of our total revenues in the first three months of 2002 from reciprocal arrangements. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services. We also derived less than 1% of our total revenues in the first three months of

2003 and approximately 3.4% of our total revenues in the first three months of 2002 from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates, as well as various technology companies in a variety of related market areas. If we continue to reduce the level of our participation in business relationships of this nature, revenues from these relationships will decline, negatively affecting our operating results.

We have faced difficulties assimilating, and may incur costs associated with, acquisitions.

We made several acquisitions in 2002, 2001 and 2000 and may pursue acquisitions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies we acquire. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

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

Between December 31, 1995 and March 31, 2003, we grew from 26 to almost 3,200 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

Some of our investments in other companies have resulted in losses and may result in losses in the future.

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. During the three months ended March 31, 2003 and 2002, we recorded losses due to net investment write-downs of $16.5 million and $18.8 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

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

The domain name registration service market is extremely competitive and subject to significant pricing pressure. We currently face competition among registrars within the gTLDs like .com, .net and .org and we face competition among registrars within other top-level domains. Our competitors include BulkRegister.com, Deutsche Telekom, France Telecom/Transpac, Go-Daddy Software, Melbourne IT, Register.com and Tucows.com, Inc. that register second-level domain names in .com, .net, .org and the other gTLDs. We also face competition from third-level domain name providers such as Internet access providers and registrars of ccTLDs. We face substantial competition from other providers of value-added Web presence services such as e-mail providers, Web site designers, Internet service providers, Web site hosting companies and others. If Network Solutions is not able to compete effectively, our registrar business could be materially harmed.

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

We market many of our Security Services directly to large companies and government agencies. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our Security Services can be lengthy, potentially lasting from three to six months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

Undetected or unknown defects in our services could harm our business and future operating results.

Services as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. The performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our services, which typically involves working with sophisticated software, computing and communications systems. Our failure or inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

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

Revenues from international subsidiaries and affiliates accounted for 9% of revenues for the three months ended March 31, 2003 and 2002. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”), among other agencies and entities, is currently considering changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have increased after tax loss by approximately $37.9 million and $67.5 million for the three months ended March 31, 2003 and 2002, respectively. In addition, new regulations like those proposed by The Nasdaq Stock Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk profile has not changed significantly from that described in the 2002 Form 10-K.

Interest rate sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase or decrease immediately and uniformly by 10 percent from levels at March 31, 2003, this would not materially change the fair market value of our portfolio. To minimize market risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of March 31, 2003, 77% of our non-strategic investments mature in less than one year.

We do not hold any derivative financial instruments.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Six Months or Less	Six Months to One Year	More than One Year	Total	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents	$179,706	$—	$—	$179,706	$179,709
Weighted-average interest rate	1.43%	—	—
Included in short-term investments	$37,892	$35,176	$74,963	$148,031	$148,500
Weighted-average interest rate	1.29%	2.17%	2.55%

Exchange rate risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from operations, other than VeriSign Japan K.K., THAWTE (South Africa), VeriSign Australia Limited, Domainnames.com (U.K.) and our European digital brand management services business, are denominated in United States Dollars and, therefore, are not subject to exchange rate fluctuations. Revenues from international subsidiaries and affiliates accounted for approximately 9% of our revenues in the quarter ended March 31, 2003 and 2002.

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

Equity price risk

We own shares of common stock of public companies. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive loss” component of stockholders’ equity. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. In the three months ended March 31, 2003 and 2002, we determined the decline in value of certain public and non-public equity investments was other-than-temporary and we recognized net impairment losses totaling $16.5 million and $18.8 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. We do not currently hedge against equity price changes.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of April 17, 2003, VeriSign and its subsidiary Network Solutions, Inc., were defendants in approximately 18 active lawsuits involving customer contractual disputes over domain name registrations and related services. These matters, either alone or collectively, are not expected to have a material impact on our domain name registration business or our consolidated financial statements.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware. Mr. Stambler alleged that VeriSign, and RSA Security, Inc., infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler sought a judgment declaring that the defendants had infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for willful infringement, and attorney fees and costs. Mr. Stambler settled the case against three other defendants: Openwave Systems, Inc., Certicom Corp. and First Data Corporation before trial. The trial began on February 24 and concluded with a jury verdict on March 7, 2003. On March 7, 2003, the jury returned a unanimous verdict for RSA Security Inc. and VeriSign and against Mr. Stambler on the four remaining patent claims in suit. The court had ruled earlier in the case on two other claims, also finding in favor of VeriSign and RSA Security, Inc. On April 17, 2003 the Court entered final judgment for defendants VeriSign and RSA Security and against Mr. Stambler on all of his claims of patent infringement. The deadlines for Mr. Stambler to seek a new trial and/or to file a notice of appeal are May 1, 2003 and May 17, 2003, respectively.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign in the United States District Court for the District of Arizona. NetMoneyIN named thirty-three other defendants, including Mellon Financial Corporation, Bankcard Center Inc., FMT Corp., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A. and Wells Fargo & Co. NetMoneyIN filed a second amended complaint on October 15, 2002, and motions to dismiss are likely to follow. The complaint alleges that part of VeriSign’s credit card approval process for purchases made on the Internet infringe certain claims of NetMoneyIN’s patents, U.S. Patent Nos. 5,822,737 and 5,963,917. The complaint requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants from infringing the asserted claims, an order requiring the defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount, and an order awarding NetMoneyIN attorney fees and costs. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003 the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint.

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

VeriSign and the individual defendants dispute all of these claims.

VeriSign was a defendant in eleven lawsuits filed since April 2, 2002, related to a direct mail offer sent by VeriSign’s Internet domain name registrar to registrant-customers of other domain name registrars. Seven of these lawsuits were brought by or on behalf of domain name registrants. These seven domain name registrant cases were resolved in part through a settlement that received final approval on March 14, 2003. The remaining four were brought by or on behalf of domain name registrars or domain name registration intermediaries. Three of these registrar actions have been settled and dismissed, BulkRegister, Inc. v. VeriSign, Inc., Go Daddy Software, Inc. v. VeriSign, Inc., and Intercosmos, Inc. v. VeriSign, Inc. The remaining issues are not material.

On July 31, 2002, VeriSign received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC) for information to determine whether or not the Company’s domain name registration business may have violated Section 5 of the FTC Act. The CID requests information on the company’s registrar’s relationship with Interland, Inc., the registrar’s direct mail offer which began in April 2002, the registrar’s transfer practices, and the deletion of domain names.

VeriSign is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in our opinion will harm our business. VeriSign cannot assure that it will prevail in any litigation. Regardless of the outcome, any litigation may require VeriSign to incur significant litigation expense and may result in significant diversion of management attention.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith

3.1	Amended and Restated Bylaws of Registrant	X

99.1	Certification of President/CEO/Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.2	Certification of Executive VP of Finance and Administration/CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(b)	Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date:	May 14, 2003	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2003	By:	/s/ DANA L. EVAN
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

Dated:	May 14, 2003	By:	/s/ STRATTON D. SCLAVOS
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

Dated:	May 14, 2003	By:	/s/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer

EXHIBITS

As required under Item 6—Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section is as follows:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws of Registrant

99.1	Certification of President/CEO/Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Executive VP of Finance and Administration/CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.