Form 10-Q
period 2003-06-30
VERISIGN INC/CA
filed 2003-08-14
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2003
Common stock, $.001 par value	240,533,887

PART I—FINANCIAL INFORMATION

ITEM	1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$397,626	$282,288
Short-term investments	114,577	103,180
Accounts receivable, net	101,122	134,124
Prepaid expenses and other current assets	63,471	56,618
Deferred tax assets	6,524	9,658

Total current assets	683,320	585,868

Property and equipment, net	591,448	609,354
Goodwill and other intangible assets, net	897,920	1,129,602
Restricted cash	18,371	18,436
Long-term investments	22,528	36,741
Other assets, net	12,824	11,317

Total long-term assets	1,543,091	1,805,450

Total assets	$2,226,411	$2,391,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$281,194	$278,545
Accrued merger costs	—	5,015
Accrued restructuring costs	28,908	23,835
Deferred revenue	326,741	357,950

Total current liabilities	636,843	665,345

Long-term deferred revenue	175,055	125,893
Other long-term liabilities	16,002	20,655

Total long-term liabilities	191,057	146,548

Total liabilities	827,900	811,893

Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 239,321,909 and 237,510,063 (excluding 1,690,000 shares held in treasury at June 30, 2003 and December 31, 2002)	239	238
Additional paid-in capital	23,083,064	23,072,212
Unearned compensation	(2,257)	(8,086)
Accumulated deficit	(21,676,461)	(21,480,175)
Accumulated other comprehensive loss	(6,074)	(4,764)

Total stockholders’ equity	1,398,511	1,579,425

Total liabilities and stockholders’ equity	$2,226,411	$2,391,318

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$265,299	$317,409	$535,057	$645,225

Costs and expenses:
Cost of revenues	115,589	152,549	231,418	307,516
Sales and marketing	50,515	69,281	103,077	136,600
Research and development	13,253	13,012	27,030	27,792
General and administrative	42,255	40,369	89,120	73,571
Restructuring and other charges	10,903	67,779	31,416	67,779
Amortization and write-down of other intangible assets and goodwill	177,139	4,686,119	232,041	4,771,042

Total costs and expenses	409,654	5,029,109	714,102	5,384,300

Operating loss	(144,355)	(4,711,700)	(179,045)	(4,739,075)
Other income (expense), net	2,316	(90,835)	(11,578)	(103,170)

Loss before income taxes	(142,039)	(4,802,535)	(190,623)	(4,842,245)
Income tax expense	(811)	—	(5,663)	—

Net loss	$(142,850)	$(4,802,535)	$(196,286)	$(4,842,245)

Net loss per share:
Basic and diluted	$(0.60)	$(20.31)	$(0.82)	$(20.52)

Shares used in per share computation:
Basic and diluted	238,898	236,435	238,555	235,940

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(196,286)	$(4,842,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	59,185	49,818
Amortization and write-down of other intangible assets and goodwill	232,041	4,771,042
Non-cash restructuring and other charges	9,260	35,536
Reciprocal transactions for purchases of property and equipment	—	(6,375)
Net loss on sale and write-down of investments	16,541	113,540
Deferred income taxes	3,334	—
Amortization of unearned compensation	5,829	7,458
Loss on disposal of property and equipment	—	1,722
Changes in operating assets and liabilities:
Accounts receivable	33,002	87,215
Prepaid expenses and other current assets	(6,853)	(48,611)
Accounts payable and accrued liabilities	7,117	(28,658)
Deferred revenue	17,953	(69,637)

Net cash provided by operating activities	181,123	70,805

Cash flows from investing activities:
Purchases of investments	(163,207)	(52,188)
Proceeds from maturities and sales of investments	150,796	345,474
Purchases of property and equipment	(50,098)	(115,271)
Net cash paid in business combinations	—	(346,342)
Merger related costs	(4,925)	(47,004)
Other assets	(1,500)	(709)

Net cash used in investing activities	(68,934)	(216,040)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,853	16,267
Repayment of debt	(4,915)	—

Net cash provided by financing activities	5,938	16,267

Effect of exchange rate changes	(2,789)	207

Net increase (decrease) in cash and cash equivalents	115,338	(128,761)
Cash and cash equivalents at beginning of period	282,288	306,054

Cash and cash equivalents at end of period	$397,626	$177,293

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at June 30, 2003, and the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared by VeriSign in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with VeriSign’s consolidated financial statements for the year ended December 31, 2002 included in the annual report previously filed on Form 10-K. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable and accrued liabilities approximate their respective fair values.

Note 2.    Restructuring and Other Charges

VeriSign recorded restructuring and other charges of $10.9 million and $67.8 million during the quarter ended June 30, 2003 and 2002, respectively, and $31.4 million and $67.8 million during the six months ended June 30, 2003 and 2002, respectively.

Workforce reduction.    Workforce reduction charges relate primarily to severance and fringe benefits. VeriSign did not record a workforce reduction charge during the quarter ended June 30, 2003 and recorded a workforce reduction charge of $3.8 million during the quarter ended June 30, 2002. During the six months ended June 30, 2003 and 2002, $1.5 million and $3.8 million of workforce reduction charges were recorded, respectively.

Excess facilities.    Excess facilities charges are related to lease terminations and non-cancelable lease costs for facilities that were either abandoned or downsized. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. VeriSign did not record an excess facilities charge during the quarter ended June 30, 2003 and recorded a charge of $26.4 million during the quarter ended June 30, 2002. During the six months ended June 30, 2003 and 2002, $8.7 million and $26.4 million of excess facilities charges were recorded, respectively.

Write-down of property and equipment.    During the quarter and six months ended June 30, 2003, no write-downs of property and equipment were recorded. During the quarter and six months ended June 30, 2002, property and equipment that was either disposed of or abandoned resulted in a net charge of $20.2 million and consisted primarily of computer software, leasehold improvements, and computer equipment.

Exit costs.    No exit costs were recorded during the quarter ended June 30, 2003. During the quarter and six months ended June 30, 2002, VeriSign recorded other exit costs totaling $8.5 million consisting of the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

write-down of prepaid license fees associated with products that were intended to be incorporated into the Company’s product offerings but were subsequently abandoned as a result of the decision to restructure. During the six months ended June 30, 2003, VeriSign recorded other exit costs consisting mainly of contract termination fees totaling approximately $1.0 million.

Other charges.    During the quarter ended June 30, 2003, VeriSign recorded other charges of $10.9 million related to cash paid for the termination of a lease. During the quarter and six months ended June 30, 2002, VeriSign recorded other charges of $8.9 million relating primarily to the write-down of impaired prepaid marketing assets associated with discontinued advertising. During the six months ended June 30, 2003, VeriSign also recorded other charges of $9.3 million which consisted primarily of the write-off of computer software. Other charges resulted as part of VeriSign’s efforts to rationalize, integrate and align resources.

A summary of the restructuring and other charges recorded during the periods ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Workforce reduction	$—	$3,830	$1,545	$3,830
Excess facilities	—	26,370	8,694	26,370
Write-down of property and equipment	—	20,179	—	20,179
Exit costs	—	8,492	1,014	8,492

Subtotal	—	58,871	11,253	58,871
Other charges	10,903	8,908	20,163	8,908

Total restructuring and other charges	$10,903	$67,779	$31,416	$67,779

At June 30, 2003, the accrued liability associated with the restructuring and other charges was $28.9 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2002	Restructuring Charges	Cash Payments	Accrued Restructuring Costs at June 30, 2003
	(In thousands)
Workforce reduction	$113	$1,545	$(1,618)	$40
Excess facilities	23,512	8,694	(3,734)	28,472
Exit costs	210	1,014	(828)	396

	$23,835	$11,253	$(6,180)	$28,908

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through June 2010. Other amounts will be paid by December 31, 2004.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future cash payments, net of anticipated sub-lease income, related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

(In thousands)
2003 (6 months)	$3,792
2004	7,547
2005	6,020
2006	4,068
2007	3,306
Thereafter	3,739

$28,472

Note 3.    Goodwill and Other Intangible Assets

Purchased goodwill and certain indefinite-lived intangibles are not amortized but are subject to testing for impairment on at least an annual basis.

A two-step evaluation to assess goodwill for impairment is required. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and proceeding to the second step is not required. If the carrying value of any reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill and other intangible assets must be determined and compared to the carrying value of its goodwill and other intangible assets (the second step). If the carrying value of a reporting unit’s goodwill and other intangible assets exceeds its implied fair value, then an impairment charge equal to the difference is recorded.

VeriSign performed its annual impairment test as of June 30, 2003. The fair value of VeriSign’s reporting units was determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets were valued using the income approach. In the application of the income and market valuation approaches, VeriSign was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. As a result of the decline in the value of certain reporting units of the Company since June 30, 2002, the results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for certain reporting units exceeded their implied fair values and an impairment charge was recorded in the second quarter of 2003.

The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in a write-down in June 2003 as follows:

	Internet Services Group	Telecommunication Services Group	Network Solutions	Total Segments
	(In thousands)
Goodwill	$18,697	$20,034	$12,954	$51,685
Technology in place	—	27,499	—	27,499
Customer lists	—	44,035	—	44,035

	$18,697	$91,568	$12,954	$123,219

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets, net of accumulated amortization, totaled $897.9 million at June 30, 2003, which was comprised of $615.7 million of goodwill and $282.2 million of other intangible assets. VeriSign’s other intangible assets comprise:

	As of June 30, 2003
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
ISP hosting relationships	$11,388	$(11,388)	$—
Customer relationships	260,597	(102,657)	157,940
Technology in place	148,243	(125,507)	22,736
Non-compete agreement	1,019	(1,019)	—
Trade name	76,314	(76,314)	—
Contracts with ICANN and customer lists	957,403	(855,894)	101,509

	$1,454,964	$(1,172,779)	$282,185

	As of December 31, 2002
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
ISP hosting relationships	$11,388	$(11,213)	$175
Customer relationships	260,597	(84,669)	175,928
Technology in place	148,243	(87,519)	60,724
Non-compete agreement	1,019	(988)	31
Trade name	76,314	(76,289)	25
Contracts with ICANN and customer lists	957,403	(731,995)	225,408

	$1,454,964	$(992,673)	$462,291

For the three months ended June 30, 2003 and 2002, amortization of other intangible assets was $53.9 million and $87.5 million, respectively. Amortization of other intangible assets was $108.8 million and $172.4 million for the six months ended June 30, 2003 and 2002, respectively.

Estimated future amortization expense related to other intangible assets at June 30, 2003 is as follows:

(In thousands)
2003 (6 months)	$72,669
2004	55,293
2005	55,293
2006	48,551
2007	45,468
Thereafter	4,911

$282,185

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Stock Compensation Plans and Unearned Compensation

At June 30, 2003, VeriSign has four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and net loss per share if VeriSign had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net loss, as reported	$(142,850)	$(4,802,535)	$(196,286)	$(4,842,245)
Add: Unearned compensation related to acquisitions included in reported net loss, net of tax	1,571	3,727	5,829	7,458
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(60,302)	(65,743)	(122,862)	(136,993)

Pro forma net loss	$(201,581)	$(4,864,551)	$(313,319)	$(4,971,780)

Basic and diluted net loss per share:
As reported	$(0.60)	$(20.31)	$(0.82)	$(20.52)
Pro forma equity-based compensation	(0.25)	(0.26)	(0.49)	(0.55)

Pro forma basic and diluted net loss per share	$(0.85)	$(20.57)	$(1.31)	$(21.07)

The fair value of stock options and Employee Stock Purchase Plan options was estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Employee Stock Purchase Plan options for each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Stock options:
Volatility	104%	110%	104%	110%
Risk-free interest rate	2.17%	4.11%	2.19%	4.11%
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	—	—	108%	110%
Risk-free interest rate	—	—	1.38%	2.23%
Expected life	—	—	1.25 years	1.25 years
Dividend yield	—	—	zero	zero

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No Employee Stock Purchase Plan options were granted during the three months ended June 30, 2003 or 2002. The weighted-average fair value of stock options granted was $9.35 and $9.13 during the three months and six months ended June 30, 2003, respectively.

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

Investments in non-public companies are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related write-down as an investment loss in its consolidated statement of operations. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. During the three months ended June 30, 2003, no investment write-downs were recorded. During the three months ended June 30, 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $94.8 million. During the six months ended June 30, 2003 and 2002, VeriSign recorded net write-downs of these investments totaling $16.5 million and $113.5 million, respectively. VeriSign reviews all of its public and non-public investments on a quarterly basis.

From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. For the three months ended June 30, 2003 and 2002, VeriSign recognized revenues totaling $3.0 million and $6.6 million, respectively, and for the six months ended June 30, 2003 and 2002, VeriSign recognized revenues totaling $5.4 million and $17.7 million, respectively, from customers, including VeriSign Affiliates, with whom it had previously participated in a private equity round of financing.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Reciprocal Transactions

VeriSign did not enter into any reciprocal transactions during the quarter ended June 30, 2003. There were approximately $0.9 million of revenues related to prior period reciprocal transactions recognized during the quarter ended June 30, 2003. Revenues recognized under reciprocal arrangements were approximately $1.7 million during the quarter ended June 30, 2002. Reciprocal transactions during the six months ended June 30, 2003, all of which related to prior periods, accounted for approximately $2.2 million of revenues. Revenues recognized under reciprocal arrangements were approximately $11.2 million during the six months ended June 30, 2002.

Note 7.    Restricted Cash

At June 30, 2003, we have pledged $18.4 million classified as restricted cash as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements.

Note 8.    Comprehensive Loss

Comprehensive loss consists of net loss plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net loss	$(142,850)	$(4,802,535)	$(196,286)	$(4,842,245)
Change in unrealized gain (loss) on investments, net of tax	835	2,063	1,249	(480)
Translation adjustments	(945)	(482)	(2,559)	207

Comprehensive loss	$(142,960)	$(4,800,954)	$(197,596)	$(4,842,518)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Calculation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net loss per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

The following table represents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Basic and diluted net loss per share:
Net loss	$(142,850)	$(4,802,535)	$(196,286)	$(4,842,245)

Determination of basic and diluted shares:
Weighted-average common shares outstanding	238,898	236,435	238,555	235,940
Potential common shares—dilutive stock options	—	—	—	—

Basic and diluted weighted-average common shares outstanding	238,898	236,435	238,555	235,940

Basic and diluted net loss per share	$(0.60)	$(20.31)	$(0.82)	$(20.52)

For the three months ended June 30, 2003 and 2002, VeriSign excluded 2,797,947 and 2,945,251 weighted-average common share equivalents, respectively, with a weighted-average exercise price of $8.31 and $8.07, respectively, because their effect would have been anti-dilutive. For the six months ended June 30, 2003 and 2002, VeriSign excluded 1,881,706 and 4,345,599 weighted-average common share equivalents, respectively, with a weighted-average exercise price of $7.94 and $7.90, respectively, because their effect would have been anti-dilutive. Weighted-average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

Note 10.    Commitments and Contingencies

Legal proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s consolidated financial position and results of operations.

Note 11.    Segment Information

Description of segments

VeriSign is currently organized into three service-based lines of business: the Internet Services Group, the Telecommunication Services Group, and Network Solutions. The Internet Services Group consists of two business units: Security Services and Registry Services. The Security Services business unit provides products and services to organizations who want to establish and deliver secure Internet-based services for their customers including: managed security and network services, Web trust services and payment services. The Registry

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services business unit acts as the exclusive registry of domain names in the .com and .net generic top-level domains (“gTLDs”) and certain country code top-level domains (“ccTLDs”). The Telecommunication Services Group provides specialized services to telecommunications carriers such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access, caller identification and advanced billing and customer care services to wireless carriers. Through its wholly owned subsidiary, Network Solutions, VeriSign provides digital identity through domain name registration services, and value-added services, such as e-mail, Web site creation tools, Web site hosting and other e-commerce enabling offerings.

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

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended June 30, 2003:
Total revenues	$118,354	$101,048	$59,181	$—	$278,583
Internal revenues	(13,284)	—	—	—	(13,284)

External revenues	$105,070	$101,048	$59,181	$—	$265,299

Total cost of revenues	$30,069	$57,397	$32,986	$8,421	$128,873
Internal cost of revenues	—	—	(13,284)	—	(13,284)

External cost of revenues	$30,069	$57,397	$19,702	$8,421	$115,589

Gross margin after eliminations	$75,001	$43,651	$39,479	$(8,421)	$149,710

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended June 30, 2002:
Total revenues	$160,838	$101,513	$78,865	$—	$341,216
Internal revenues	(23,807)	—	—	—	(23,807)

External revenues	$137,031	$101,513	$78,865	$—	$317,409

Total cost of revenues	$69,256	$55,029	$44,231	$7,840	$176,356
Internal cost of revenues	—	—	(23,807)	—	(23,807)

External cost of revenues	$69,256	$55,029	$20,424	$7,840	$152,549

Gross margin after eliminations	$67,775	$46,484	$58,441	$(7,840)	$164,860

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Six months ended June 30, 2003:
Total revenues	$236,149	$201,650	$125,311	$—	$563,110
Internal revenues	(28,053)	—	—	—	(28,053)

External revenues	$208,096	$201,650	$125,311	$—	$535,057

Total cost of revenues	$61,007	$114,364	$67,724	$16,376	$259,471
Internal cost of revenues	—	—	(28,053)	—	(28,053)

External cost of revenues	$61,007	$114,364	$39,671	$16,376	$231,418

Gross margin after eliminations	$147,089	$87,286	$85,640	$(16,376)	$303,639

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Six months ended June 30, 2002:
Total revenues	$343,112	$184,896	$167,676	$—	$695,684
Internal revenues	(50,459)	—	—	—	(50,459)

External revenues	$292,653	$184,896	$167,676	$—	$645,225

Total cost of revenues	$148,079	$100,101	$95,648	$14,147	$357,975
Internal cost of revenues	—	—	(50,459)	—	(50,459)

External cost of revenues	$148,079	$100,101	$45,189	$14,147	$307,516

Gross margin after eliminations	$144,574	$84,795	$122,487	$(14,147)	$337,709

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Reconciliation to VeriSign, as reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Revenues:
Total segments	$278,583	$341,216	$563,110	$695,684
Elimination of internal revenues	(13,284)	(23,807)	(28,053)	(50,459)

Revenues, as reported	$265,299	$317,409	$535,057	$645,225

Net loss:
Segment gross margin	$149,710	$164,860	$303,639	$337,709
Operating expenses	294,065	4,876,560	482,684	5,076,784

Operating loss	(144,355)	(4,711,700)	(179,045)	(4,739,075)
Other income (expense), net	2,316	(90,835)	(11,578)	(103,170)
Income tax expense	(811)	—	(5,663)	—

Net loss, as reported	$(142,850)	$(4,802,535)	$(196,286)	$(4,842,245)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Revenues:
United States	$241,738	$292,082	$488,127	$590,342
All other countries	23,561	25,327	46,930	54,883

Total	$265,299	$317,409	$535,057	$645,225

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

	June 30, 2003	December 31, 2002
	(In thousands)
Long-lived assets:
United States	$1,478,560	$1,725,876
All other countries	64,531	79,574

Total	$1,543,091	$1,805,450

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, restricted cash and other long-term assets.

Note 12.    Income Taxes

For the quarter and six months ended June 30, 2003, VeriSign recorded tax expense of $0.8 million and $5.7 million, respectively. For the quarter ended June 30, 2003, tax expense was comprised of a benefit of $0.4 million for foreign income and withholding taxes and an expense of $1.2 million for U.S. federal and state taxes. For the six months ended June 30, 2003, tax expense was comprised of $4.1 million of foreign income and withholding taxes and $1.5 million of U.S. federal and state taxes.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. VeriSign does not believe that the adoption of Issue No. 00-21 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. VeriSign adopted the provisions of SFAS No. 150 on July 1, 2003. VeriSign did not enter into any financial instruments within the scope of SFAS No. 150 during June 2003. VeriSign has determined that the adoption of SFAS No. 150 is not expected to have a material effect on its consolidated financial position, results of operations or cash flows.

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

Telecommunications Services

Revenues from telecommunications services are comprised of network connectivity, intelligent network services, wireless billing and customer care services and clearinghouse services. Network connectivity revenues are derived from establishing and maintaining connection to our SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. The initial connection fee and related costs are deferred and recognized over the term of the arrangement. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Revenues from prepaid wireless account management services and unregistered wireless roaming services are based on the revenue retained by us and recognized in the period in which such calls are processed on a per-minute or per-call basis. Revenues from wireless billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by our wireless carrier customers.

Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse services revenues are earned based on the number of messages processed. Included in prepaid expenses and other current assets are amounts from customers that are related to our telecommunications services for third-party network access, data base charges and clearinghouse toll amounts that have been invoiced and remitted to the customer.

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

We did not enter into any reciprocal transactions during the quarter ended June 30, 2003. There were approximately $0.9 million of revenues related to prior period reciprocal transactions recognized during the quarter ended June 30, 2003. Revenues recognized under reciprocal arrangements were approximately $1.7 million during the quarter ended June 30, 2002. Reciprocal transactions during the six months ended June 30, 2003, all of which related to prior periods, accounted for approximately $2.2 million of revenues. Revenues recognized under reciprocal arrangements were approximately $11.2 million during the six months ended June 30, 2002.

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

During the three months ended June 30, 2003, no investment write-downs were recorded. During the three months ended June 30, 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $94.8 million. During the six months ended June 30, 2003 and 2002, VeriSign recorded net write-downs of these investments totaling $16.5 million and $113.5 million, respectively. We review all of our public and non-public investments on a quarterly basis.

Valuation of Long-lived Intangible Assets Including Goodwill

Our long-lived assets consist primarily of goodwill, other intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset. Goodwill is reviewed for impairment at least annually.

Goodwill and other intangible assets, net of accumulated amortization, totaled $897.9 million at June 30, 2003, which was comprised of $615.7 million of goodwill and $282.2 million of other intangible assets. Other intangible assets include customer relationships, technology in place, contracts with ICANN and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Employee Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of the Company by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options may be granted to eligible employees when they first join VeriSign and there is the potential for grants on an annual basis for a percentage of eligible employees. Additionally, stock options may be awarded if there is a significant change in an employee’s responsibilities or as a result of a promotion. The compensation committee may, however, grant additional options to executive officers and key employees for other reasons. Currently, we grant options from three stock option plans: the 1998 Equity Incentive Plan and the 2001 Stock Incentive Plan which are broad-based plans, under which options may be granted to all employees, consultants, independent contractors and advisors of VeriSign other than non-employee directors, and the 1998 Directors Stock Plan, under which options are granted automatically under a pre-determined formula to non-employee directors. Under these plans the participants may be granted options to purchase shares of VeriSign stock and substantially all of our employees and directors participate in one of our plans. Options issued under the 1998 Equity Incentive Plan and 2001 Stock Incentive Plan generally vest as to 25% of the shares on the first anniversary of the date of grant and as to 6.25% of the shares each of the next 12 quarters. Options issued under the 1998 Directors Stock Option Plan vest as to 6.25% of the shares each quarter after the date of grant, provided the optionee continues as a director or, if VeriSign so specifies in the grant, as a consultant of VeriSign.

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Please reference the table below for the maximum potential dilution from options granted year to date as of June 30, 2003 and for the years ended December 31, 2002 and 2001. This maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the current market price. At June 30, 2003, approximately 49% of our stock options had exercise prices in excess of the current market price.

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

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted year to date as of June 30, 2003 and for the years ended December 31, 2002 and 2001, to our Chief Executive Officer and our four other most highly compensated executive officers as identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants year to date as of June 30, 2003 and for the years ended December 31, 2002 and 2001 are as follows:

	Six Months Ended June 30, 2003
		2002	2001
	(Shares in thousands)
Shares subject to options granted	7,770	12,850	15,789
Less options cancelled	(2,846)	(20,724)	(4,986)

Net shares subject to options granted (cancelled)	4,924	(7,874)	10,803
Common shares outstanding at beginning of period	237,510	234,358	198,639
Net options granted (cancelled) during the period as a percentage of outstanding common shares	2.1%	(3.4)%	5.4%
Options granted to Named Executive Officers during the period as a percentage of total options granted	—	14.8%	11.3%
Options held by Named Executive Officers as a percentage of total options outstanding	20.7%	25.0%	13.4%

During the first six months of 2003, we granted stock options to purchase approximately 7.8 million shares of our stock to our existing employees, of which approximately 6.8 million shares resulted from the option exchange described below. After deducting 2.8 million shares for options cancelled or otherwise terminated, the net grant was 4.9 million shares for the six months ended June 30, 2003. For the first six months of 2003, no options were granted to the Named Executive Officers. Options granted to the Named Executive Officers varies from year to year depending on their achievements and future potential in leading the Company. For additional information about our employee stock option plan activity for the fiscal years 2002 and 2001, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.

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

Under this program, employees tendered options to purchase approximately 11.4 million shares, which were cancelled effective December 26, 2002. In exchange, VeriSign granted options to purchase approximately 6.8 million shares at an exercise price of $13.79 which was equal to the fair market value on the date of grant, June 30, 2003. Except for the exercise price, all terms and conditions of the new options are substantially the same as the cancelled option. In particular, the new option is vested to the same degree, as a percentage of the option, that the cancelled option would have been vested on the new option date if the cancelled option had not been cancelled and will continue to vest on the same schedule as the cancelled option.

General Option Information

Summary of Option Activity year to date as of June 30, 2003 and for the years ended December 31, 2002 and 2001 is as follows:

	Six Months Ended June 30, 2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	26,960,479	$47.41	37,340,507	$52.50	28,639,917	$59.65
Assumed in business combinations	—	—	—	—	3,550,832	15.16
Granted	7,770,383	13.40	12,850,130	16.69	15,789,042	39.12
Exercised	(919,479)	6.57	(2,506,354)	4.30	(5,653,134)	12.75
Cancelled	(2,845,763)	49.63	(20,723,804)	42.70	(4,986,150)	73.05

Outstanding at end of period	30,965,620	39.89	26,960,479	47.41	37,340,507	52.50

Exercisable at end of period	17,529,055	47.87	13,874,208	52.94	12,074,142	44.53

Weighted-average fair value of options granted during the period		$9.13		$11.97		$26.42

The following table sets forth a comparison of the numbers of shares subject to our options whose exercise prices were below the closing price of our common stock on June 30, 2003 (“In-the-Money” options) to the numbers of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of June 30, 2003:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	6,994,900	$10.75	8,739,749	$11.22	15,734,649	$11.01
Out-of-the-Money (1)	10,534,155	72.52	4,696,816	63.44	15,230,971	69.72

Total options outstanding	17,529,055	$47.87	13,436,565	$29.47	30,965,620	$39.89

(1)	Out-of-the-Money options are those options with an exercise price of our common stock at or above the closing price of $13.79 at June 30, 2003, as reported by the Nasdaq National Market.

Executive Options

For the first six months of 2003, no options were granted to the Named Executive Officers.

The following table sets forth certain information regarding stock options exercised by each of our Named Executive Officers during the six months ended June 30, 2003.

Option Exercises and Remaining Holdings as of June 30, 2003 of Named Executive Officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2003		Values of Unexercised In-the- Money Options at June 30, 2003 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	—	$—	2,730,315	1,659,061	$3,061,456	$1,669,500
Dana L. Evan	—	—	505,799	231,353	580,461	208,688
Quentin P. Gallivan	—	—	464,645	245,519	475,890	208,688
Robert J. Korzeniewski	—	—	302,147	204,708	113,835	208,688
F. Terry Kremian (2)	165,540	$1,543,314	58,776	—	$—	$—

(1)	Option values are based on the closing price of our common stock of $13.79 as reported by the Nasdaq National Market on June 30, 2003, net of the option exercise price.

(2)	F. Terry Kremian left the Company effective June 6, 2003.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2003.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	13,271,869		$58.43	22,381,686	(1)
Equity compensation plans not approved by stockholders	13,805,280	(2)(3)	16.70	10,937,618

Total	27,077,149		$37.15	33,319,304

(1)	Includes 7,106,872 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(3)	Does not include options to purchase 3,888,471 shares of common stock with a weighted-average exercise price of $58.94 that were assumed in business combinations.

Results of Operations

We have experienced substantial net losses in the past and we expect to continue to report losses due to the charges we incur for the amortization of acquired intangible assets related to our acquisitions. As of June 30, 2003, we had an accumulated deficit of approximately $21.7 billion, primarily due to $21.9 billion of goodwill and other intangible asset write-downs and amortization related to our acquisitions.

Revenues

A comparison of revenues for the three-month and six-month periods ended June 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Internet Services Group	$105,070	$137,031	(23)%
Telecommunication Services Group	101,048	101,513	—
Network Solutions	59,181	78,865	(25)%

Total revenues	$265,299	$317,409	(16)%

Six-month period:
Internet Services Group	$208,096	$292,653	(29)%
Telecommunication Services Group	201,650	184,896	9%
Network Solutions	125,311	167,676	(25)%

Total revenues	$535,057	$645,225	(17)%

Internet Services Group

Internet Services Group revenues decreased 23% for the quarter ended June 30, 2003, and 29% for the six months ended June 30, 2003 as compared to the 2002 periods. The decrease of $32.0 million and $84.6 million for the three and six-month periods, respectively, was primarily due to our decision to significantly reduce the resale of third-party products, as well as the decrease in VeriSign Affiliate revenues and revenues from reciprocal transactions. We expect Internet Services Group revenues to grow modestly in absolute dollars throughout 2003.

Telecommunication Services Group

Telecommunication Services Group revenues remained constant for the quarter ended June 30, 2003, and increased 9% for the six months ended June 30, 2003 as compared to the 2002 periods. The increase of $16.8 million for the six-month period reflects the inclusion of a full quarter of revenues related to H.O. Systems, which was acquired in February 2002, and volume growth in our Calling Name Delivery Service (“CNAM”) and wireless services products, which was offset by competitive price decreases. We expect Telecommunication Services Group revenues to grow modestly in absolute dollars throughout 2003. We have been informed by a large customer that they will be leaving our billing platform at the end of December 2003.

Network Solutions

Network Solutions revenues decreased 25% for the quarter and six months ended June 30, 2003 as compared to the 2002 periods. The decrease of $19.7 million and $42.4 million for the three and six-month periods, respectively, was primarily due to the amount of deferred revenue recognized in 2003 from prior year sales compared to the amount of such deferred revenue recognized in the comparable 2002 periods. The cumulative impact of the decrease in the number of new names and the non-renewal of paid names, contributed to the decline in deferred revenue balances and the amount of deferred revenue recognized in the three and six-month periods ended June 30, 2003. At June 30, 2003 and 2002, we had approximately 8.6 million and 10.3 million active domain names under management, respectively. We expect Network Solutions revenues to decrease between approximately $5.0 and $8.0 million in each of the remaining 2003 quarters.

International revenues

Revenues from international subsidiaries and affiliates accounted for approximately 9% and 8% of revenues during the three-month periods ended June 30, 2003 and 2002, respectively, and approximately 9% of revenues during the six-month periods ended June 30, 2003 and 2002.

Reciprocal revenues

We did not enter into any reciprocal transactions during the quarter ended June 30, 2003. There were approximately $0.9 million of revenues related to prior period reciprocal transactions recognized during the quarter ended June 30, 2003. Revenues recognized under reciprocal arrangements were approximately $1.7 million during the quarter ended June 30, 2002. Reciprocal transactions during the six months ended June 30, 2003, all of which related to prior periods, accounted for approximately $2.2 million of revenues. Revenues recognized under reciprocal arrangements were approximately $11.2 million during the six months ended June 30, 2002.

For the three months ended June 30, 2003 and 2002, we recognized revenues totaling $3.0 million and $6.6 million, respectively, and for the six months ended June 30, 2003 and 2002, we recognized revenues totaling $5.4 million and $17.7 million, respectively, from customers with whom we have previously participated in a private equity round of financing, including several of the VeriSign Affiliates as well as various technology companies in a variety of related market areas. Typically in these relationships, we sell our products and services to a company and, under a separate agreement, participate with other investors in a private equity round financing of the company. We typically make our investments with others where our investment is less than 50% of the total financing round. Our policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

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

A comparison of cost of revenues for the three-month and six-month periods ended June 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Cost of revenues	$115,589	$152,549	(24)%
Percentage of revenues	44%	48%
Six-month period:
Cost of revenues	$231,418	$307,516	(25)%
Percentage of revenues	43%	48%

Cost of revenues decreased 24% for the quarter ended June 30, 2003 and 25% for the six months ended June 30, 2003 as compared to the 2002 periods. The decrease of $37.0 million and $76.1 million for the three and six-month periods, respectively, was primarily due to reduced revenues from the resale of third-party products which resulted in savings of $34.4 million and $74.6 million in the periods, respectively, and an overall decrease in revenues. Additionally, for the three and six-month periods, we realized salary and benefit savings of $3.8 million and $7.8 million, respectively, from the reduction in force related to our restructuring begun in April 2002 and consulting fee savings of $3.0 million and $6.3 million, respectively, as we reduced our use of outsourcing. These cost savings were partially offset by increased depreciation of $3.7 million and $5.2 million, respectively, from our telecommunication services group for purchases of network and product support equipment and for the six-month period, offset by additional expenses of $9.2 million from our February 2002 purchase of H.O. Systems. We expect cost of revenues to increase modestly in absolute dollars for the remaining quarters of 2003.

Cost of revenues as a percentage of revenues decreased in the three and six-month periods of 2003 compared to the three and six-month periods of 2002 primarily due to reduced revenues from the resale of third-party products which have a higher cost of revenues compared to our other services. Revenues derived from our authentication services, domain name registration services, registry services, payment services, and our telecommunications services each have different cost structures, and our overall cost of revenues may fluctuate.

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

A comparison of sales and marketing expenses for the three-month and six-month periods ended June 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Sales and marketing	$50,515	$69,281	(27)%
Percentage of revenues	19%	22%
Six-month period:
Sales and marketing	$103,077	$136,600	(25)%
Percentage of revenues	19%	21%

Sales and marketing expenses decreased 27% for the quarter ended June 30, 2003 and 25% for the six months ended June 30, 2003 as compared to the 2002 periods. The decrease of $18.8 million and $33.5 million for the three and six-month periods, respectively, was primarily due to advertising cost savings of $7.2 million and $13.8 million, respectively, salary and benefit savings of $7.4 million and $10.2 million, respectively, from the reduction in force related to our restructuring begun in April 2002 and consulting fee savings of $2.8 million and $6.9 million, respectively, related to advertising placement, market research, and other sales and marketing services. We expect sales and marketing costs to increase modestly in absolute dollars throughout 2003 due to our expectations to expand our sales and marketing efforts and distribution channels.

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

A comparison of research and development expenses for the three-month and six-month periods ended June 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Research and development	$13,253	$13,012	2%
Percentage of revenues	5%	4%
Six-month period:
Research and development	$27,030	$27,792	(3)%
Percentage of revenues	5%	4%

Research and development expenses increased 2% for the quarter ended June 30, 2003 and decreased 3% for the six months ended June 30, 2003 as compared to the 2002 periods. The increase of $0.2 million and decrease of $0.8 million for the three and six-month periods, respectively, was primarily the result of professional services savings of $2.2 million and $5.0 million, respectively, from reduced use of outside services, offset by increased salary and benefit expenses of $2.2 million and $3.2 million, respectively.

We believe that timely development of new and enhanced enterprise services, payment services, Web presence services and other technologies are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to invest in research and development. As a result, we expect research and development expenses to increase modestly in absolute dollars and on a percentage basis throughout 2003. To date, we have expensed all research and development expenditures as incurred.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources personnel, facilities, and computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees and bad debt expense.

A comparison of general and administrative expenses for the three-month and six-month periods ended June 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
General and administrative	$42,255	$40,369	5%
Percentage of revenues	16%	13%
Six-month period:
General and administrative	$89,120	$73,571	21%
Percentage of revenues	17%	11%

General and administrative expenses increased 5% for the quarter ended June 30, 2003 and 21% for the six months ended June 30, 2003 as compared to the 2002 periods. The increase of $1.9 million and $15.5 million for the three and six-month periods, respectively, was the result of increased professional service fees of $3.6 million and $11.8 million, respectively, additional legal costs of $1.2 million and $3.6 million, respectively, mainly related to an increased number of lawsuits to which we are a party, increased occupancy costs of $2.6 million and $2.3 million, respectively, and depreciation related to our accounting and other administrative systems of $1.9 million and $2.9 million, respectively. These increases were partially offset by a reduction in bad debt expense of $9.3 million and $12.5 million, for the three and six-month periods, respectively. For the six-month period, employee bonus increases of $4.7 million and higher medical insurance premiums of $3.5 million also contributed to the increase. We expect general and administrative costs to remain unchanged on an absolute dollar basis in the remaining quarters of 2003.

The increase in general and administrative expenses as a percentage of revenues for the three-month and six-month periods ended June 30, 2003 is primarily due to the fact that absolute dollar expenses increased while revenues decreased.

Restructuring and other charges

No restructuring costs were recorded during the quarter ended June 30, 2003. During the quarter and six months ended June 30, 2002, we recorded $58.9 million of restructuring charges including workforce reduction charges of $3.8 million, excess facilities of $26.4 million, write-down of property and equipment of $20.2 million and exit costs of $8.5 million. During the six months ended June 30, 2003, we recorded restructuring charges of $11.3 million including workforce reduction charges of $1.5 million, excess facilities of $8.7 million and exit costs of $1.0 million.

We recorded other charges of $10.9 million during the quarter ended June 30, 2003 related to cash paid for the termination of a lease. During the three and six months ended June 30, 2002, we recorded other charges of $8.9 million relating primarily to the write-down of impaired prepaid marketing assets associated with discontinued advertising. During the six months ended June 30, 2003, we recorded other charges of $20.2 million which consisted of $10.9 million related to cash paid for the termination of a lease and $9.3 million which consisted primarily of the write-off of computer software. Other charges resulted as part of our efforts to rationalize, integrate and align resources.

At June 30, 2003, the accrued liability associated with the restructuring was $28.9 million. Amounts related to the lease terminations due to the abandonment of excess facilities totaling approximately $28.5 million will be paid over the respective lease terms, the longest of which extends through June 2010. Other amounts will be paid by December 31, 2004.

Amortization of intangible assets

Purchased goodwill and certain indefinite-lived intangibles are not amortized but are subject to testing for impairment on at least an annual basis. We completed our annual impairment testing in June 2003.

Amortization and write-down of other intangible assets and write-down of goodwill was $177.1 million for the quarter ended June 30, 2003 compared to $4.7 billion for the quarter ended June 30, 2002. For the six months ended June 30, 2003, amortization and write-down of other intangible assets and write-down of goodwill was $232.0 million compared to $4.8 billion in the first six months ended June 30, 2002. The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in a write-off of net book value totaling $123.2 million and $4.6 billion during the three months ended June 30, 2003 and 2002, respectively.

Other Income (Expense), net

Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains and losses on the sale or write-down of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of other income (expense), net for the three-month and six-month periods ended June 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Other income (expense), net	$2,316	$(90,835)	103%
Percentage of revenues	1%	(29)%
Six-month period:
Other income (expense), net	$(11,578)	$(103,170)	89%
Percentage of revenues	(2)%	(16)%

Other income, net for the quarter ended June 30, 2003 consisted of $2.3 million of interest income and other items, and for the quarter ended June 30, 2002, other expense, net consisted of investment write-downs of $94.8 million, partially offset by $4.0 million of interest income and other items. Other expense, net for the six months ended June 30, 2003 consisted of investment write-downs of $16.5 million, partially offset by $4.9 million of interest income and other items, and for the six months ended June 30, 2002, other expense, net consisted of investment write-downs of $113.5 million, partially offset by $10.3 million of interest income and other items. We review our investments in publicly traded and non-publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. As of March 31, 2003 and June 30, 2002, we determined that the decline in value of certain of our public and non-public equity securities investments was other-than-temporary. No write-down was made during the quarter ended June 30, 2003. We may from time to time recognize gains or losses from the sales, write-down or write-off of our equity investments.

Income Tax Expense

For the quarter and six months ended June 30, 2003, we recorded tax expense of $0.8 million and $5.7 million, respectively. For the quarter ended June 30, 2003, tax expense was comprised of a benefit of $0.4 million for foreign income and withholding taxes and an expense of $1.2 million for U.S. federal and state taxes. For the six months ended June 30, 2003, tax expense was comprised of $4.1 million of foreign income and withholding taxes and $1.5 million of U.S. federal and state taxes. For the remainder of the year, we anticipate foreign income and withholding tax expense of approximately $1.0 to $1.5 million per quarter. We anticipate federal and state tax expense of approximately $1.0 to $1.5 million per quarter.

Liquidity and Capital Resources

	June 30, 2003	December 31, 2002	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$512,203	$385,468	33%
Working capital	46,477	(79,477)	158%
Stockholders’ equity	$1,398,511	$1,579,425	(11)%

At June 30, 2003, our principal source of liquidity was $512.2 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds.

Working capital increased $126.0 million during the six months ended June 30, 2003 due primarily to an increase in cash, cash equivalents and short-term investments.

Net cash provided by operating activities was $181.1 million in the six months ended June 30, 2003 compared to $70.8 million in the six months ended June 30, 2002. The increase in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to increases in our deferred revenue balance in which we receive payment in advance for many of our products and services, increases in accounts payable and accrued liabilities and decreases in prepaid expenses and other current assets. The increase was partially offset by decreases in accounts receivable and net income after adjustments for non-cash items such as amortization and the write-down of goodwill and other intangible assets, depreciation of property and equipment and the write-down of certain investments.

Total cash outlays related to the restructuring program were $6.2 million during the six months ended June 30, 2003 and were primarily related to lease terminations.

Future cash payments, net of anticipated sub-lease income, related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

(In thousands)
2003 (6 months)	$3,792
2004	7,547
2005	6,020
2006	4,068
2007	3,306
Thereafter	3,739

$28,472

Net cash used in investing activities was $68.9 million in the six months ended June 30, 2003, primarily as a result of $163.2 million used for purchases of investments, and $50.1 million used for purchases of property and equipment, partially offset by proceeds of $150.8 million from sales and maturities of investments. Net cash used in investing activities was $216.0 million in the six months ended June 30, 2002, primarily as a result of $346.3 million used for the acquisition of H.O. Systems, $47.0 million used for acquisition related costs, $52.2 million for purchases of investments and $115.3 million for purchases of property and equipment. In the six months ended June 30, 2002, these purchases were partially offset by proceeds of $345.5 million from maturities and sales of investments.

Net cash provided by financing activities was $5.9 million in the six months ended June 30, 2003 and $16.3 million in the six months ended June 30, 2002. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises. In the six months ended June 30, 2003, the primary use of cash was for repayment of debt.

Our planned capital expenditures for 2003 are approximately $120.0 million, primarily for computer and communications equipment, computer software and leasehold improvements. Our most significant expenditures are focused on market development initiatives as well as productivity and cost improvement.

We have pledged our restricted cash as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. At June 30, 2003, the amount of restricted cash we have pledged pursuant to such agreements was approximately $18.4 million.

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

Our operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our Internet security, network and telecommunications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals through our Network Solutions business and our Registry Services business;

•	competition in the domain name registration services business from competing registrars and registries;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our managed security and network services, domain name registration and value added services, Web trust services, payment services and telecommunications services by our existing customers and by new customers;

•	continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

•	a decrease in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of telecommunications services;

•	the impact of price changes in our managed security and network services, domain name registration and value added services, Web trust services, payment services and telecommunications services or our competitors’ products and services; and

•	general economic and market conditions as well as economic and market conditions specific to IP network, telecommunications and Internet industries.

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

Adverse economic conditions worldwide have contributed to downturns in the telecommunications and technology industries and may continue to impact our business, resulting in:

•	reduced demand for our services as a result of a decrease in information technology and telecommunications spending by our customers;

•	increased price competition for our products; and

•	higher overhead costs as a percentage of revenues.

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

We were incorporated in April 1995, and began introducing our services in June 1995. We completed several acquisitions in 2000 and 2001, including our acquisitions of Network Solutions and Illuminet Holdings, and in February 2002 we completed our acquisition of H.O. Systems. Network Solutions, Illuminet Holdings and H.O. Systems operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, including, but not limited to, the following:

•	the successful integration of the acquired companies;

•	the use of IP networks for electronic commerce and communications;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in demand for our services;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

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

Telecommunications services.    We face competition from large, well funded regional providers of SS7 network services and related products, such as regional Bell operating companies, TSI and Southern New England Telephone, a unit of SBC Communication. The prepaid wireless account management and unregistered user services of National Telemanagement Corporation, a subsidiary of ours, face competition from Boston Communications Group, Amdocs, Convergys Corporation and TSI. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with ours.

Registry Services and Network Solutions.    Seven new generic top-level domain registries, .aero, .biz, .coop, .info, .museum, .name and .pro, recently began, or soon are expected to begin, accepting domain name registrations. Since we do not act as a registry for these new top-level domains, we do not receive the annual registry fee for domain name registrations under these top-level domains. The commencement of registrations in these new top-level domains could have the effect of reduced demand for .com and .net domain name registrations. If the new top-level domains reduce the demand for domain name registrations in .com and .net, our business could be materially harmed.

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

We have experienced, and may continue to experience, declines in revenues from Network Solutions.

In 2000, the demand for new domain name registrations in our Network Solutions Web presence business increased substantially, in part as a result of our promotional programs, in which we accepted domain name registrations at significant discounts or without charge, and from registrations by entities who registered domain names with the hopes of reselling them. Many of those domain names have not been renewed after their two-year anniversary date. Further, many of the entrepreneurial and start-up businesses, begun in 2000 and earlier, have declined or failed. The future success of our Network Solutions business will depend, among other things, upon our customers’ renewal of their domain name registrations and upon our ability to obtain new domain name registrations and to successfully market our value-added product and services to our domain name registrants. Registrants may choose to renew their domain names with other registrars or they may choose not to renew and pay for renewal of their domain names. Since we deactivate and delete domain name registrations that are not paid for, the inability to obtain domain name registration renewals or new registrations from customers could have an adverse effect on our revenues and our Network Solutions business.

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

We have purchased products and services from companies and participated in financings of companies with whom we have entered into separate contractual arrangements for the distribution and sale of our products and services. We derived less than 1% of our total revenues in the first six months of 2003 and approximately 1.7% of our total revenues in the first six months of 2002 from reciprocal arrangements. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services. We also derived approximately 1% of our total revenues in the first six months of 2003 and approximately 2.7% of our total revenues in the first six months of 2002 from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates, as well as various technology companies in a variety of related market areas. If we continue to reduce the level of our participation in business relationships of this nature, revenues from these relationships will decline, negatively affecting our operating results.

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

Additionally, there is risk that we may incur additional expenses associated with a write-off of a portion of goodwill and other intangible assets, as was the case when we recorded a charge of approximately $123.2 million in the second quarter of 2003 and $4.6 billion in the second quarter of 2002 related to write-downs of goodwill due to changes in market conditions for acquisitions. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further write-downs of goodwill or other intangible assets.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and June 30, 2003, we grew from 26 to almost 3,200 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

Some of our investments in other companies have resulted in losses and may result in losses in the future.

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. During the three months ended June 30, 2003, no investment write-downs were recorded. During the three months ended June 30, 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $94.8 million. During the six months ended June 30, 2003 and 2002, VeriSign recorded net write-downs of these investments totaling $16.5 million and $113.5 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

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

Revenues from international subsidiaries and affiliates accounted for approximately 9% and 8% of revenues during the three months ended June 30, 2003 and 2002, respectively, and approximately 9% of revenues during the six months ended June 30, 2003 and 2002. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

We cannot assure you that the European Union Directive on electronic signatures will stimulate acceptance of our security services or will not be amended or implemented in ways which may have an adverse impact on our revenues and business.

In July 2001, we enhanced our managed public key infrastructure services processes in order to be able to meet the European Union Directive on electronic signatures. We cannot guarantee that our enhancements to the services will be accepted by, or introduced and marketed successfully in, the European markets. Nor can we guarantee that member nations of the European Union will implement the Directive in a manner that furthers acceptance of our services. In addition, we cannot predict whether the European Union Commission will amend or alter the directive or introduce new legislation, nor can we predict the impact such a change in legislation could have on our international business and operations. We further cannot guarantee that the standards bodies within the European Union will issue standards, policies and recommendations that will promote the acceptance of our services.

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, we have had complaints filed against us in February 2001 and September 2001 alleging patent infringement. (See Part II, Item 1, “Legal Proceedings.”)

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

New and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”), among other agencies and entities, is currently considering changes to U.S. GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have increased after tax loss by approximately $58.7 million and $62.0 million for the three months ended June 30, 2003 and 2002, respectively, and by approximately $117.0 million and $129.5 million for the six months ended June 30, 2003 and 2002, respectively. In addition, new regulations adopted by The Nasdaq Stock Market requiring shareholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

Interest rate sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase or decrease immediately and uniformly by 10 percent from levels at June 30, 2003, this would not materially change the fair market value of our portfolio. To minimize market risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of June 30, 2003, 79% of our non-strategic investments mature in less than one year.

We do not hold any derivative financial instruments.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Six Months or Less	Six Months to One Year	More than One Year	Total	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents	$222,215	$—	$—	$222,215	$222,235
Weighted-average interest rate	1.33%	—	—
Included in short-term investments	$30,991	$25,467	$55,009	$111,467	$111,900
Weighted-average interest rate	1.67%	2.04%	2.16%
Included in restricted cash	$—	$—	$18,371	$18,371	$18,371
Weighted-average interest rate	—	—	1.66%

Exchange rate risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from operations, other than VeriSign Japan K.K., THAWTE (South Africa), VeriSign Australia Limited, Domainnames.com (U.K.) and our European digital brand management services business, are denominated in United States Dollars and, therefore, are not subject to exchange rate fluctuations. Revenues from international subsidiaries and affiliates accounted for approximately 9% of our revenues during the six months ended June 30, 2003 and 2002.

Both the revenues and expenses of our majority-owned subsidiaries in Japan and Australia as well as our wholly owned subsidiaries and sales offices in South Africa, Europe, and the United Kingdom are denominated in local currencies. In these regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. We have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

Equity price risk

We own shares of common stock of public companies. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive loss” component of stockholders’ equity. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. During the three months ended June 30, 2003, no investment write-downs were recorded. During the three months ended June 30, 2002, we determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $94.8 million. During the six months ended June 30, 2003 and 2002, we recorded net write-downs of these investments totaling $16.5 million and $113.5 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. We do not currently hedge against equity price changes.

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of VeriSign’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)    Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of July 15, 2003, VeriSign and its subsidiary Network Solutions, Inc., were defendants in approximately 18 active lawsuits involving customer contractual disputes over domain name registrations and related services. These matters, either alone or collectively, are not expected to have a material impact on our domain name registration business or our consolidated financial statements.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware. Mr. Stambler alleged that VeriSign, and RSA Security, Inc., infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler sought a judgment declaring that the defendants had infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for alleged willful infringement, and attorney fees and costs. One defendant, Omnisky, Inc., subsequently declared bankruptcy and Mr. Stambler settled the case against three other defendants: Openwave Systems, Inc., Certicom Corp. and First Data Corporation before trial. The trial began on February 24 and concluded with a jury verdict on March 7, 2003. On March 7, 2003, the jury returned a unanimous verdict for RSA Security Inc. and VeriSign and against Mr. Stambler on the four remaining patent claims in suit. The court had ruled earlier in the case on two other claims, also finding in favor of VeriSign and RSA Security, Inc. On April 17, 2003 the Court entered final judgment for defendants VeriSign and RSA Security and against Mr. Stambler on all of his claims of patent infringement. On May 16, 2003 Mr. Stambler filed alternative motions with the trial court, seeking to overturn the judgment and obtain either judgment in his favor or a new trial. Defendants have opposed these motions, which are still pending. Mr. Stambler has stated his intention to appeal the judgment, if the trial court denies his motions.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN filed a second amended complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. The second amended complaint dropped some of the originally-named defendants and added others. Some of the other current defendants include IBM, Citibank, Bank One, Wells Fargo Bank, American Express Financial Advisors, Cardservice Int’l. and Paymantech. VeriSign has filed an answer denying any infringement and asserting that the patents are invalid. A few of the defendants have been dismissed from the case and others have filed motions to dismiss on procedural grounds. No discovery has begun, pending resolution of the pending motions. The court recently set a scheduling conference for August 8, 2003 to discuss pretrial discovery and scheduling. The complaint alleges that part of VeriSign’s credit card approval process for purchases made on the Internet infringe certain claims of NetMoneyIN’s three patents. The complaint requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants from infringing the asserted claims, an order requiring the defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount, and an order awarding NetMoneyIN attorney fees and costs. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

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

VeriSign was a defendant in eleven lawsuits filed since April 2, 2002, related to a direct mail offer sent by VeriSign’s Internet domain name registrar to registrant-customers of other domain name registrars. Seven of these lawsuits were brought by or on behalf of domain name registrants. These seven domain name registrant cases were resolved in part through a settlement that received final approval on March 14, 2003. The remaining four were brought by or on behalf of domain name registrars or domain name registration intermediaries. All four were settled and dismissed. The remaining issues are not material.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders was held on May 22, 2003 at our corporate offices, located at 487 East Middlefield Road, Mountain View, California. Three proposals were voted on at the meeting. The results of each proposal are as follows.

Proposal No. 1 to elect three (3) Class II directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2006 was approved by the stockholders. The nominees received the following votes:

	For	Withheld
Kevin R. Compton	197,614,806	9,785,068
David J. Cowan	191,861,872	15,538,002
Roger H. Moore	198,409,685	8,990,189

Incumbent Class III directors D. James Bidzos, William L. Chenevich and Gregory L. Reyes are currently serving for a term expiring at the Annual Meeting of Stockholders in 2004. Incumbent Class I directors Scott G. Kriens and Stratton D. Sclavos are currently serving for a term expiring at the Annual Meeting of Stockholders in 2005.

Proposal No. 2 to approve an amendment to VeriSign’s 1998 Directors Stock Option Plan to increase the number of shares issuable thereunder by an aggregate of 500,000 shares was approved by the stockholders. The proposal received the following votes:

Votes
For	114,741,303
Against	92,237,229
Abstain	421,342

In addition, in Proposal No. 3 stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ending December 31, 2003. This proposal received the following votes:

Votes
For	200,003,589
Against	7,257,898
Abstain	138,387

Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders. Abstentions had the same effect as a vote against a proposal, for Proposals No. 2 and 3.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

Exhibit Number	Filed Exhibit Description	Filed Herewith

10.1	Employment Offer Letter from the Registrant to Vernon Irvin dated May 22, 2003.	X

10.2	Severance Agreement between the Registrant and Terry Kremian dated June 6, 2003.	X

10.3	Bonus and Retention Agreement between the Registrant and W. G. Champion Mitchell dated May 20, 2003.*	X

31.1	Certification of Chief Executive Officer, President and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, President, and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2

Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

•	Current Report on Form 8-K filed April 24, 2003 pursuant to Item 12 (Results of Operations and Financial Condition), announcing Registrant’s financial results for the quarter ended March 31, 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date:	August 14, 2003	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date:	August 14, 2003	By:	/s/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6 – Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.1	Employment Offer Letter from the Registrant to Vernon Irvin dated May 22, 2003.

10.2	Severance Agreement between the Registrant and Terry Kremian dated June 6, 2003.

10.3	Bonus and Retention Agreement between the Registrant and W. G. Champion Mitchell dated May 20, 2003.*

31.1	Certification of Chief Executive Officer, President and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, President and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.