Form 10-Q
period 2003-09-30
VERISIGN INC/CA
filed 2003-11-14
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☑    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 2003
Common stock, $.001 par value	241,503,605

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1 — Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$380,824	$282,288
Short-term investments	218,014	103,180
Accounts receivable, net	99,660	134,124
Prepaid expenses and other current assets	56,121	56,618
Deferred tax assets	6,537	9,658

Total current assets	761,156	585,868

Property and equipment, net	578,692	609,354
Goodwill and other intangible assets, net	820,225	1,129,602
Restricted cash	18,371	18,436
Long-term investments	23,249	36,741
Other assets, net	13,235	11,317

Total long-term assets	1,453,772	1,805,450

Total assets	$2,214,928	$2,391,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$287,028	$278,545
Accrued merger costs	—	5,015
Accrued restructuring costs	27,272	23,835
Deferred revenue	321,042	357,950

Total current liabilities	635,342	665,345

Long-term deferred revenue	185,532	125,893
Other long-term liabilities	13,732	20,655

Total long-term liabilities	199,264	146,548

Total liabilities	834,606	811,893

Commitments and contingencies

Stockholders’ equity:
Preferred stock — par value $.001 per share
Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock — par value $.001 per share
Authorized shares: 1,000,000,000 Issued and outstanding shares: 241,081,385 and 237,510,063 (excluding 1,690,000 shares held in treasury at September 30, 2003 and December 31, 2002)	241	238
Additional paid-in capital	23,096,408	23,072,212
Unearned compensation	(3,254)	(8,086)
Accumulated deficit	(21,707,764)	(21,480,175)
Accumulated other comprehensive loss	(5,309)	(4,764)

Total stockholders’ equity	1,380,322	1,579,425

Total liabilities and stockholders’ equity	$2,214,928	$2,391,318

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$268,123	$301,441	$803,180	$946,666

Costs and expenses:
Cost of revenues	114,413	147,257	345,831	454,773
Sales and marketing	50,048	60,792	153,125	197,392
Research and development	13,820	9,613	40,850	37,405
General and administrative	41,036	46,018	130,156	119,589
Restructuring and other charges	—	5,560	31,416	73,339
Amortization and write-down of other intangible assets and goodwill	77,721	56,201	309,762	4,827,243

Total costs and expenses	297,038	325,441	1,011,140	5,709,741

Operating loss	(28,915)	(24,000)	(207,960)	(4,763,075)
Other income (expense), net	1,068	(51,430)	(10,510)	(154,600)

Loss before income taxes	(27,847)	(75,430)	(218,470)	(4,917,675)
Income tax expense	(3,456)	(4,242)	(9,119)	(4,242)

Net loss	$(31,303)	$(79,672)	$(227,589)	$(4,921,917)

Net loss per share:
Basic and diluted	$(0.13)	$(0.34)	$(0.95)	$(20.83)

Shares used in per share computation:
Basic and diluted	240,370	236,958	239,167	236,283

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(227,589)	$(4,921,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	88,204	77,386
Amortization and write-down of other intangible assets and goodwill	309,762	4,827,243
Non-cash restructuring and other charges	9,260	35,536
Reciprocal transactions for purchases of property and equipment	—	(6,375)
Net loss on sale and write-down of investments	16,541	166,771
Deferred income taxes	3,321	4,242
Amortization of unearned compensation	6,764	16,230
Loss on disposal of property and equipment	—	1,722
Changes in operating assets and liabilities:
Accounts receivable	34,464	125,593
Prepaid expenses and other current assets	497	(41,240)
Accounts payable and accrued liabilities	10,726	(23,494)
Deferred revenue	22,731	(104,791)

Net cash provided by operating activities	274,681	156,906

Cash flows from investing activities:
Purchases of investments	(298,671)	(89,164)
Proceeds from maturities and sales of investments	181,947	368,429
Purchases of property and equipment	(67,497)	(151,911)
Net cash paid in business combinations	—	(348,643)
Merger related costs	(4,925)	(53,602)
Other assets	(1,911)	5,944

Net cash used in investing activities	(191,057)	(268,947)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises	22,268	19,252
Repayment of debt	(5,505)	—

Net cash provided by financing activities	16,763	19,252

Effect of exchange rate changes	(1,851)	(615)

Net increase (decrease) in cash and cash equivalents	98,536	(93,404)
Cash and cash equivalents at beginning of period	282,288	306,054

Cash and cash equivalents at end of period	$380,824	$212,650

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at September 30, 2003, and the results of operations and cash flows for the interim periods ended September 30, 2003 and 2002.

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

Note 2.    Restructuring and Other Charges

VeriSign did not record any restructuring or other charges during the quarter ended September 30, 2003. VeriSign recorded restructuring and other charges of $5.6 million during the quarter ended September 30, 2002, and $31.4 million and $73.3 million during the nine months ended September 30, 2003 and 2002, respectively.

Workforce reduction.    Workforce reduction charges relate primarily to severance and fringe benefits. VeriSign did not record a workforce reduction charge during the quarter ended September 30, 2003 and recorded a workforce reduction charge of $0.9 million during the quarter ended September 30, 2002. During the nine months ended September 30, 2003 and 2002, $1.5 million and $4.7 million of workforce reduction charges were recorded, respectively.

Excess facilities.    Excess facilities charges are related to lease terminations and non-cancelable lease costs for facilities that were either abandoned or downsized. To determine the lease loss, which is the loss after VeriSign’s cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. VeriSign did not record an excess facilities charge during the quarter ended September 30, 2003 and recorded a charge of $2.7 million during the quarter ended September 30, 2002. During the nine months ended September 30, 2003 and 2002, $8.7 million and $29.1 million of excess facilities charges were recorded, respectively.

Write-down of property and equipment.    During the quarter and nine months ended September 30, 2003 and the quarter ended September 30, 2002, no write-downs of property and equipment were recorded. During the nine months ended September 30, 2002, property and equipment that was either disposed of or abandoned resulted in a net charge of $20.2 million and consisted primarily of computer software, leasehold improvements, and computer equipment.

Exit costs.    No exit costs were recorded during the quarter ended September 30, 2003. During the quarter and nine months ended September 30, 2002, VeriSign recorded other exit costs totaling $0.4 million and

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$8.9 million, respectively, consisting of the write-down of prepaid license fees associated with products that were intended to be incorporated into the Company’s product offerings but were subsequently abandoned as a result of the decision to restructure. During the nine months ended September 30, 2003, VeriSign recorded exit costs consisting mainly of contract termination fees totaling approximately $1.0 million.

Other charges.    No other charges were recorded during the quarter ended September 30, 2003. During the quarter and nine months ended September 30, 2002, VeriSign recorded other charges of $1.6 million and $10.5 million, respectively, relating primarily to the write-down of impaired prepaid marketing assets associated with discontinued advertising. During the nine months ended September 30, 2003, VeriSign recorded other charges of $20.2 million including $10.9 million paid for the termination of a lease and $9.3 million for the write-off of computer software. Other charges resulted as part of VeriSign’s efforts to rationalize, integrate and align resources.

A summary of the restructuring and other charges recorded during the periods ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Workforce reduction	$—	$900	$1,545	$4,730
Excess facilities	—	2,680	8,694	29,050
Write-down of property and equipment	—	—	—	20,179
Exit costs	—	389	1,014	8,881

Subtotal	—	3,969	11,253	62,840
Other charges	—	1,591	20,163	10,499

Total restructuring and other charges	$—	$5,560	$31,416	$73,339

At September 30, 2003, the accrued liability associated with the restructuring and other charges was $27.3 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2002	Restructuring Charges	Cash Payments	Accrued Restructuring Costs at September 30, 2003
	(In thousands)
Workforce reduction	$113	$1,545	$(1,658)	$—
Excess facilities	23,512	8,694	(5,287)	26,919
Exit costs	210	1,014	(871)	353

	$23,835	$11,253	$(7,816)	$27,272

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through June 2010. Exit costs will be paid by December 31, 2004.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future cash payments and anticipated sub-lease income, related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

	Lease Payments	Sub-Lease Income	Net
	(In thousands)
2003 (3 months)	$2,468	$(572)	$1,896
2004	9,835	(2,289)	7,546
2005	7,976	(1,961)	6,015
2006	5,246	(1,181)	4,065
2007	3,857	(552)	3,305
Thereafter	4,218	(126)	4,092

	$33,600	$(6,681)	$26,919

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

VeriSign performed its annual impairment test as of June 30, 2003. The fair value of VeriSign’s reporting units was determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets were valued using the income approach. In the application of the income and market valuation approaches, VeriSign was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. As a result of the decline in the value of certain reporting units, due to changes in market conditions for acquisitions of the Company since June 30, 2002, the results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for certain reporting units exceeded their implied fair values and an impairment charge was recorded in the second quarter of 2003.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VeriSign expects to close the sale of its Network Solutions business in the fourth quarter of 2003. The event triggered an evaluation of the carrying value of the goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, VeriSign determined that the carrying value exceeded the implied fair value of Network Solutions’ goodwill. VeriSign recorded a write-down of goodwill of $30.2 million in the three months ended September 30, 2003.

Goodwill and other intangible assets, net of accumulated amortization, totaled $820.2 million at September 30, 2003, which was comprised of $585.5 million of goodwill and $234.7 million of other intangible assets. VeriSign’s goodwill and other intangible assets, net of accumulated amortization includes balances relating to its Network Solutions business of $191.3 million of goodwill and $3.7 million of other intangible assets. VeriSign’s consolidated goodwill and other intangible assets comprise:

	As of September 30, 2003
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
Goodwill	$21,310,089	$(20,724,568)	$585,521
ISP hosting relationships	11,388	(11,388)	—
Customer relationships	260,597	(111,597)	149,000
Technology in place	148,243	(126,781)	21,462
Non-compete agreement	1,019	(1,019)	—
Trade name	76,314	(76,314)	—
Contracts with ICANN and customer lists	957,443	(893,201)	64,242

	$22,765,093	$(21,944,868)	$820,225

	As of December 31, 2002
	Gross Carrying Value	Accumulated Amortization and Write-down	Net Carrying Value
	(In thousands)
Goodwill	$21,308,284	$(20,640,973)	$667,311
ISP hosting relationships	11,388	(11,213)	175
Customer relationships	260,597	(84,669)	175,928
Technology in place	148,243	(87,519)	60,724
Non-compete agreement	1,019	(988)	31
Trade name	76,314	(76,289)	25
Contracts with ICANN and customer lists	957,403	(731,995)	225,408

	$22,763,249	$(21,633,647)	$1,129,602

For the three months ended September 30, 2003 and 2002, amortization of other intangible assets was $47.5 million and $56.2 million, respectively. Amortization of other intangible assets was $156.3 million and $228.6 million for the nine months ended September 30, 2003 and 2002, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future amortization expense related to other intangible assets at September 30, 2003 is as follows:

(In thousands)
2003 (3 months)	$25,415
2004	56,204
2005	56,204
2006	49,462
2007	46,379
Thereafter	1,040

$234,704

Note 4.    Stock Compensation Plans and Unearned Compensation

At September 30, 2003, VeriSign has four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and net loss per share if VeriSign had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net loss, as reported	$(31,303)	$(79,672)	$(227,589)	$(4,921,917)
Add: Unearned compensation related to acquisitions included in reported net loss, net of tax	935	8,772	6,764	16,230
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(53,728)	(62,649)	(176,590)	(199,642)

Pro forma net loss	$(84,096)	$(133,549)	$(397,415)	$(5,105,329)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.34)	$(0.95)	$(20.83)
Add: Unearned compensation	—	0.03	0.03	0.07
Deduct: Pro forma equity-based compensation	(0.22)	(0.26)	(0.74)	(0.85)

Pro forma basic and diluted net loss per share	$(0.35)	$(0.57)	$(1.66)	$(21.61)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock options:
Volatility	103%	110%	104%	110%
Risk-free interest rate	2.67%	4.11%	2.37%	4.11%
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	81%	110%	93%	110%
Risk-free interest rate	1.59%	2.23%	1.49%	2.23%
Expected life	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero	zero

The weighted-average fair value of stock options granted was $8.92 and $5.60 during the three months and nine months ended September 30, 2003, respectively.

During the three months ended September 30, 2003, VeriSign issued 150,000 shares of restricted stock under its 1998 Equity Incentive Plan to certain executive officers. The stock vests on a two year cliff vesting basis, after which 2/3 of the shares may be sold. The remaining 1/3 may be sold at the end of the third year. The aggregate market value of the restricted stock at the date of issuance was $1.9 million and was recorded as deferred compensation and will be amortized ratably over the two year vesting period.

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

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and have no indicators of significant influence are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related write-down as an investment loss in its consolidated statement of operations. Generally, if cash

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. During the three months ended September 30, 2003, no investment write-downs were recorded. During the three months ended September 30, 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $53.2 million. During the nine months ended September 30, 2003 and 2002, VeriSign recorded net write-downs of these investments totaling $16.5 million and $166.8 million, respectively. VeriSign reviews all of its public and non-public investments on a quarterly basis.

From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated. For the three months ended September 30, 2003 and 2002, VeriSign recognized revenues totaling $2.1 million and $6.3 million, respectively, and for the nine months ended September 30, 2003 and 2002, VeriSign recognized revenues totaling $7.5 million and $23.9 million, respectively, from customers, including VeriSign Affiliates, with whom it had previously participated in a private equity round of financing.

Note 6.    Reciprocal Transactions

VeriSign did not enter into any reciprocal transactions during the nine months ended September 30, 2003. There were approximately $0.8 million of revenues related to prior period transactions recognized during the quarter ended September 30, 2003. Revenues recognized under reciprocal arrangements were approximately $1.4 million during the quarter ended September 30, 2002. Reciprocal transactions during the nine months ended September 30, 2003, all of which related to prior periods, accounted for approximately $3.0 million of revenues. Revenues recognized under reciprocal arrangements were approximately $7.2 million during the nine months ended September 30, 2002.

Note 7.    Restricted Cash

As of September 30, 2003, VeriSign has pledged $18.4 million classified as restricted cash as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2013.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Comprehensive Loss

Comprehensive loss consists of net loss plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net loss	$(31,303)	$(79,672)	$(227,589)	$(4,921,917)
Change in unrealized gain (loss) on investments, net of tax	(155)	(1,205)	1,094	(1,685)
Translation adjustments	920	(821)	(1,639)	(615)

Comprehensive loss	$(30,538)	$(81,698)	$(228,134)	$(4,924,217)

Note 9.    Calculation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net loss per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

The following table represents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Basic and diluted net loss per share:
Net loss	$(31,303)	$(79,672)	$(227,589)	$(4,921,917)

Basic and diluted weighted-average common shares outstanding	240,370	236,958	239,167	236,283

Basic and diluted net loss per share	$(0.13)	$(0.34)	$(0.95)	$(20.83)

For the three months ended September 30, 2003 and 2002, VeriSign excluded 3,420,734 and 2,461,412 weighted-average common share equivalents, respectively, with a weighted-average exercise price of $11.23 and $4.20, respectively, because their effect would have been anti-dilutive. For the nine months ended September 30, 2003 and 2002, VeriSign excluded 2,417,514 and 7,623,842 weighted-average common share equivalents, respectively, with a weighted-average exercise price of $8.07 and $8.02, respectively, because their effect would have been anti-dilutive. Weighted-average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Segment Information

Description of segments

VeriSign is currently organized into three service-based lines of business: the Internet Services Group, the Telecommunication Services Group, and Network Solutions. The Internet Services Group consists of two business units: Security Services and Naming and Directory Services. VeriSign’s Security Services business unit provides products and services to organizations who want to establish and deliver secure Internet-based services for their customers including: managed security and network services, Web trust services and payment services. VeriSign’s Naming and Directory Services business unit acts as the exclusive registry of domain names in the .com and .net generic top-level domains (“gTLDs”) and in the .tv and .cc country code top-level domains (“ccTLDs”). The Telecommunication Services Group provides specialized services to telecommunications carriers such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access, caller identification and advanced billing and customer care services to wireless carriers. Through its wholly owned subsidiary, Network Solutions, VeriSign provides digital identity through domain name registration services, and value-added services, such as e-mail, Web site creation tools, Web site hosting and other e-commerce enabling offerings.

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

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended September 30, 2003:
Total revenues	$120,337	$105,296	$54,945	$—	$280,578
Internal revenues	(12,455)	—	—	—	(12,455)

External revenues	$107,882	$105,296	$54,945	$—	$268,123

Total cost of revenues	$28,292	$58,151	$30,841	$9,584	$126,868
Internal cost of revenues	—	—	(12,455)	—	(12,455)

External cost of revenues	$28,292	$58,151	$18,386	$9,584	$114,413

Gross margin after eliminations	$79,590	$47,145	$36,559	$(9,584)	$153,710

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended September 30, 2002:
Total revenues	$147,107	$99,893	$74,952	$—	$321,952
Internal revenues	(20,511)	—	—	—	(20,511)

External revenues	$126,596	$99,893	$74,952	$—	$301,441

Total cost of revenues	$59,324	$56,698	$44,420	$7,326	$167,768
Internal cost of revenues	—	—	(20,511)	—	(20,511)

External cost of revenues	$59,324	$56,698	$23,909	$7,326	$147,257

Gross margin after eliminations	$67,272	$43,195	$51,043	$(7,326)	$154,184

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Nine months ended September 30, 2003:
Total revenues	$356,486	$306,946	$180,256	$—	$843,688
Internal revenues	(40,508)	—	—	—	(40,508)

External revenues	$315,978	$306,946	$180,256	$—	$803,180

Total cost of revenues	$89,299	$172,516	$98,564	$25,960	$386,339
Internal cost of revenues	—	—	(40,508)	—	(40,508)

External cost of revenues	$89,299	$172,516	$58,056	$25,960	$345,831

Gross margin after eliminations	$226,679	$134,430	$122,200	$(25,960)	$457,349

	Internet Services Group	Telecommunication Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Nine months ended September 30, 2002:
Total revenues	$490,219	$284,789	$242,628	$—	$1,017,636
Internal revenues	(70,970)	—	—	—	(70,970)

External revenues	$419,249	$284,789	$242,628	$—	$946,666

Total cost of revenues	$207,378	$156,799	$140,093	$21,473	$525,743
Internal cost of revenues	—	—	(70,970)	—	(70,970)

External cost of revenues	$207,378	$156,799	$69,123	$21,473	$454,773

Gross margin after eliminations	$211,871	$127,990	$173,505	$(21,473)	$491,893

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to VeriSign, as reported

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Revenues:
Total segments	$280,578	$321,952	$843,688	$1,017,636
Elimination of internal revenues	(12,455)	(20,511)	(40,508)	(70,970)

Revenues, as reported	$268,123	$301,441	$803,180	$946,666

Net loss:
Segment gross margin	$153,710	$154,184	$457,349	$491,893
Operating expenses	182,625	178,184	665,309	5,254,968

Operating loss	(28,915)	(24,000)	(207,960)	(4,763,075)
Other income (expense), net	1,068	(51,430)	(10,510)	(154,600)
Income tax expense	(3,456)	(4,242)	(9,119)	(4,242)

Net loss, as reported	$(31,303)	$(79,672)	$(227,589)	$(4,921,917)

Geographic information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Revenues:
United States	$240,291	$275,906	$728,417	$866,248
All other countries	27,832	25,535	74,763	80,418

Total	$268,123	$301,441	$803,180	$946,666

VeriSign operates in the United States, Europe, Australia, South Africa, South America, Asia and Canada. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Herndon, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

	September 30, 2003	December 31, 2002
	(In thousands)
Long-lived assets:
United States	$1,383,854	$1,725,876
All other countries	69,918	79,574

Total	$1,453,772	$1,805,450

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, long-term investments, restricted cash and other long-term assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

For the quarter and nine months ended September 30, 2003, VeriSign recorded tax expense of $3.5 million and $9.1 million, respectively. For the quarter ended September 30, 2003, tax expense was comprised of an expense of $2.8 million for foreign income and withholding taxes and an expense of $0.7 million for U.S. state taxes. For the nine months ended September 30, 2003, tax expense was comprised of $6.9 million of foreign income and withholding taxes and $2.2 million of U.S. federal and state taxes. For the quarter and nine months ended September 30, 2002, VeriSign recorded tax expense of $4.2 million related to foreign income and withholding taxes.

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

Note 13.    Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue No. 00-21 did not have a material effect on VeriSign’s consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of this Interpretation are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of this Interpretation are effective for the first interim or annual period ending after December 15, 2003 for all variable entities acquired before February 1, 2003. This Interpretation also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. The adoption of FASB Interpretation No. 46 is not expected to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

otherwise effective at the beginning of the first interim period beginning after June 15, 2003. VeriSign adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on VeriSign’s consolidated financial position, results of operations or cash flows.

Note 14.    Subsequent Events

On October 16, 2003, VeriSign announced that it signed a definitive agreement to sell the Network Solutions business unit to Pivotal Private Equity. Under the terms of the agreement, VeriSign will receive approximately $100 million of consideration, consisting of $60 million in cash and a $40 million senior subordinated note upon closing. The note will bear interest at 7% per annum for the first three years and 9% per annum thereafter and will mature five years from the date of closing. The principal and interest will become due upon maturity. VeriSign will also retain a 15% equity stake in the Network Solutions business. The transaction is subject to certain closing conditions. VeriSign expects to close the sale of the Network Solutions business in the fourth quarter of 2003.

The Network Solutions business provides domain name registrations, and value added services such as business e-mail, websites, hosting and other web presence services. This registrar business unit, which re-assumed the Network Solutions name in January of this year, constitutes the current Network Solutions business that is being sold. The registry business, which was recently renamed VeriSign Naming and Directory Services, is the exclusive registry of domain names within the .com and .net generic top-level domains and the .tv and .cc country code top-level domains and remains with VeriSign.

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

Overview

VeriSign, Inc. is a leading provider of critical infrastructure services that enable Web site owners, enterprises, communications service providers, e-commerce service providers and individuals to engage in secure digital commerce and communications. Our services include three core offerings: Internet security and naming and directory services, telecommunications services, and Web presence services. We market our products and services through our direct sales force, telesales operations, member organizations in our global affiliate network, value-added resellers, service providers, and our Web sites.

We are organized into three service-based lines of business: the Internet Services Group, the Telecommunication Services Group and Network Solutions.

The Internet Services Group consists of two business units: Security Services and Naming and Directory Services. Our Security Services business unit provides products and services to enterprises who want to establish and deliver secure Internet-based services for their customers including: managed security and network services, Web trust services and payment services. Our Naming and Directory Services business unit acts as the exclusive registry of domain names in the .com and .net generic top-level domains (“gTLDs”) and the .tv and .cc country code top-level domains (“ccTLDs”).

The Telecommunication Services Group provides specialized services to telecommunications carriers. Service offerings include the Signaling System 7, or SS7, network, as either part of the connectivity, switching and transport function of the SS7 network or as intelligent network services delivered over the SS7 network. SS7 is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with seamless roaming and vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access and caller identification. The Telecommunication Services Group also offers advanced billing and customer care services to wireless carriers, and lawful intercept services.

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

Network Solutions Sale

On October 16, 2003, we announced the signing of a definitive agreement to sell the Network Solutions business unit to Pivotal Private Equity. Under the terms of the agreement, we will receive approximately $100 million of consideration, consisting of $60 million in cash and a $40 million senior subordinated note upon closing. The note will bear interest at 7% per annum for the first three years and 9% per annum thereafter and will mature five years from the date of closing. The principal and interest will become due upon maturity. We will also retain a 15% equity stake in the Network Solutions business. The transaction is subject to certain closing conditions. We expect to close the sale of the Network Solutions business in the fourth quarter of 2003.

The Network Solutions business provides domain name registration, and value added services such as business e-mail, websites, hosting and other web presence services. This business unit, which re-assumed the Network Solutions name in January of this year, constitutes the current Network Solutions business that is being sold. The registry business, which was recently renamed VeriSign Naming and Directory Services, is the exclusive registry of domain names within the .com and .net generic top-level domains and the .tv and .cc country code top-level domains and remains with us.

Critical Accounting Policies and Significant Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, long-lived assets, and deferred taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Internet Services

Revenues from the sale or renewal of digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 months. Revenues from the sale of managed Public Key Infrastructure

(“PKI”) services are deferred and recognized ratably over the term of the license, generally 12 to 36 months. Post-contract customer support (“PCS”) is bundled with managed PKI services licenses and recognized over the license term.

Revenues from the licensing of digital certificate technology and business process technology are derived from arrangements involving multiple elements including PCS, training and other services. These licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up-front once all criteria for revenue recognition have been met.

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

We allocate revenues on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”) of fair value. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenues to PCS, professional services and training components of our perpetual license arrangements. We sell our professional services and training separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9.

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

Domain name registration renewal fees are estimated and recorded based on renewal and collection rates. Customers are notified of the expiration of their registration in advance, and we record the receivables and related deferred revenue for estimated renewal fees in the month preceding the anniversary date of their registration when we have a right to bill under the terms of our domain name registration agreements. The variance between the actual collections and the rate used to estimate the renewal fees is reflected in the setting of renewal rates for prospective periods. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

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

We did not enter into any reciprocal transactions during the nine months ended September 30, 2003. There were approximately $0.8 million of revenues related to prior period transactions recognized during the quarter ended September 30, 2003. Revenues recognized under reciprocal arrangements were approximately $1.4 million during the quarter ended September 30, 2002. Reciprocal transactions during the nine months ended September 30, 2003, all of which related to prior periods, accounted for approximately $3.0 million of revenues. Revenues recognized under reciprocal arrangements were approximately $7.2 million during the nine months ended September 30, 2002.

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

Investments

We invest in debt and equity securities of technology companies for business and strategic purposes. Some of these companies may be publicly traded and have highly volatile share prices. However, in most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these investments.

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

During the three months ended September 30, 2003, no investment write-downs were recorded. During the three months ended September 30, 2002, we determined that the decline in value of certain of our public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $53.2 million. During the nine months ended September 30, 2003 and 2002, we recorded net write-downs of these investments totaling $16.5 million and $166.8 million, respectively. We review all of our public and non-public investments on a quarterly basis.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled $820.2 million at September 30, 2003, which was comprised of $585.5 million of goodwill and $234.7 million of other intangible assets. Other intangible assets include customer relationships, technology in place, contracts with ICANN and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Deferred Taxes

We account for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” which involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid-in capital and will not result in future income statement benefit.

Employee Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of the Company by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options may be granted to eligible employees when they first join VeriSign and there is the potential for grants on an annual basis for eligible employees deemed by management to be critical and key contributors. Additionally, stock options may be awarded if there is a significant change in an employee’s responsibilities or as a result of a promotion. The Compensation Committee of the Board of Directors may, however, grant additional options to executive officers and key employees for other reasons. Currently, we grant options from three stock option plans: the 1998 Equity Incentive Plan and the 2001 Stock Incentive Plan which are broad-based plans, under which options may be granted to all employees, consultants, independent contractors and advisors of VeriSign other than non-employee directors, and the 1998 Directors Stock Plan, under which options are granted automatically under a pre-determined formula to non-employee directors. Under these plans the participants may be granted options to purchase shares of VeriSign stock and substantially all of our employees and directors participate in one of our plans. Options issued under the 1998 Equity Incentive Plan and 2001 Stock Incentive Plan generally vest as to 25% of the shares on the first anniversary of the date of grant and as to 6.25% of the shares each of the next 12 quarters. Options issued under the 1998 Directors Stock Option Plan vest as to 6.25% of the shares each quarter after the date of grant, provided the optionee continues as a director or, if VeriSign so specifies in the grant, as a consultant of VeriSign.

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Please refer to the table below for the maximum potential dilution from options granted year to date as of September 30, 2003 and for the years ended December 31, 2002 and 2001. This maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the current market price. At September 30, 2003, approximately 65% of our stock options had exercise prices in excess of the current market price.

During the three months ended September 30, 2003, we issued 150,000 shares of restricted stock under our 1998 Equity Incentive Plan to certain executive officers. The stock vests on a two year cliff vesting basis, after which 2/3 of the shares may be sold. The remaining 1/3 may be sold at the end of the third year. The aggregate market value of the restricted stock at the date of issuance was $1.9 million and was recorded as deferred compensation and will be amortized ratably over the two year vesting period.

All stock option grants to executive officers are made after a review by, and with the approval of the compensation committee of the Board of Directors. All stock option grants to non-executive officers are determined by VeriSign’s Chief Executive Officer in accordance with guidelines approved by the compensation committee. All members of the compensation committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of Compensation Committee” appearing in our proxy statement dated April 16, 2003 for further information concerning the policies of our compensation committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted year to date as of September 30, 2003 and for the years ended December 31, 2002 and 2001, to our Chief Executive Officer and our four other most highly compensated executive officers as identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants year to date as of September 30, 2003 and for the years ended December 31, 2002 and 2001 are as follows:

	Nine Months Ended September 30, 2003	2002	2001
	(Shares in thousands)
Shares subject to options granted	12,366	12,850	15,789
Less options cancelled	(3,812)	(20,724)	(4,986)

Net shares subject to options granted (cancelled)	8,554	(7,874)	10,803

Common shares outstanding at beginning of period	237,510	234,358	198,639

Net options granted (cancelled) during the period as a percentage of outstanding common shares	3.6%	(3.4)%	5.4%

Options granted to Named Executive Officers during the period as a percentage of total options granted	0.7%	14.8%	11.3%

Options held by Named Executive Officers as a percentage of total options outstanding	19.3%	25.0%	13.4%

During the first nine months of 2003, we granted stock options to purchase approximately 12.4 million shares of our stock to our existing employees, of which approximately 6.8 million shares resulted from the option exchange described below. After deducting 3.8 million shares for options cancelled or otherwise terminated, the net grant was 8.6 million shares for the nine months ended September 30, 2003. Options granted to the Named Executive Officers varies from year to year depending on their achievements and future potential in leading the Company. For additional information about our employee stock option plan activity for the fiscal years 2001 and

2002, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.

In November 2002, we offered all U.S. employees (excluding members of the Board of Directors and executive officers) holding options granted under the 2001 Plan between January 1, 2001 and May 24, 2002 the opportunity to cancel those options and to receive in exchange a new option to be granted not less than six months and one day after the cancellation date of the existing option. The number of shares granted under the new option was dependent on the exercise price of the original option, as follows:

Exercise Price Range of Original Option	Exchange Ratio
$0.001–$24.99	1 share subject to existing option for 1 share subject to exchanged option
$25.00–$49.99	2 shares subject to existing option for 1 share subject to exchanged option
$50.00 and above	2.5 shares subject to existing option for 1 share subject to exchanged option

Under this program, employees tendered options to purchase approximately 11.4 million shares, which were cancelled effective December 26, 2002. In exchange, we granted options to purchase approximately 6.8 million shares at an exercise price of $13.79 which was equal to the fair market value on the date of grant, June 30, 2003. Except for the exercise price, all terms and conditions of the new options are substantially the same as the cancelled option. In particular, the new option is vested to the same degree, as a percentage of the option, that the cancelled option would have been vested on the new option date if the cancelled option had not been cancelled and will continue to vest on the same schedule as the cancelled option.

General Option Information

Summary of Option Activity year to date as of September 30, 2003 and for the years ended December 31, 2002 and 2001 is as follows:

	Nine Months Ended September 30, 2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	26,960,479	$47.41	37,340,507	$52.50	28,639,917	$59.65
Assumed in business combinations	—	—	—	—	3,550,832	15.16
Granted	12,365,996	13.22	12,850,130	16.69	15,789,042	39.12
Exercised	(1,453,569)	7.92	(2,506,354)	4.30	(5,653,134)	12.75
Cancelled	(3,811,665)	51.91	(20,723,804)	42.70	(4,986,150)	73.05

Outstanding at end of period	34,061,241	36.20	26,960,479	47.41	37,340,507	52.50

Exercisable at end of period	17,548,936	48.17	13,874,208	52.94	12,074,142	44.53

Weighted-average fair value of options granted during the period		$13.12		$11.97		$26.42

The following table sets forth a comparison of the numbers of shares subject to our options whose exercise prices were below the closing price of our common stock on September 30, 2003 (“In-the-Money” options) to the numbers of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of September 30, 2003:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	3,798,401	$9.66	8,143,883	$10.29	11,942,284	$10.09
Out-of-the-Money (1)	13,750,535	58.81	8,368,422	36.32	22,118,957	50.30

Total options outstanding	17,548,936	$48.17	16,512,305	$23.48	34,061,241	$36.20

(1)	Out-of-the-Money options are those options with an exercise price of our common stock at or above the closing price of $13.46 on September 30, 2003, as reported by the Nasdaq National Market.

Executive Options

The following table sets forth certain information regarding stock options granted year to date as of September 30, 2003 to our Named Executive Officers. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant.

Summary of Option Activity as of September 30, 2003:

	Individual Grants (1)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2003 (3)	Exercise Price Per Share (4)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Terms (2)
Name					5%	10%
Stratton D. Sclavos	—	—	$—	—	$—	$—
Dana L. Evan	80,000	0.653%	12.88	8/10/10	419,476	977,558
Quentin P. Gallivan	80,000	0.653%	12.88	8/10/10	419,476	977,558
Robert J. Korzeniewski	80,000	0.653%	12.88	8/10/10	419,476	977,558
F. Terry Kremian (5)	—	—	$—	—	$—	$—

(1)	All options granted in 2003 were granted under VeriSign’s 1998 Equity Incentive Plan Options and generally become exercisable with respect to 25% of the shares covered by the option on the first anniversary of the date of grant and with respect to an additional 6.25% of these shares each quarter thereafter. These options have a term of seven years. Upon certain changes in control of VeriSign, this vesting schedule will accelerate as to 50% of any shares that are then unvested for officers of VeriSign at the level of senior vice president and above and as to 100% of any shares that are then unvested for the President and Chief Operating Officer.

(2)	Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the common stock of VeriSign appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the seven-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect VeriSign’s projection or estimate of future stock price growth.

(3)	VeriSign granted options to purchase 12,365,996 shares of common stock to employees during the nine months ended September 30, 2003.

(4)	Options were granted at an exercise price equal to the fair market value per share of VeriSign common stock, as quoted on the Nasdaq National Market.

(5)	F. Terry Kremian left the Company effective June 6, 2003.

Option Exercises and Remaining Holdings as of September 30, 2003 of Named Executive Officers:

	Number of Shares Acquired on Exercise		Number of Securities Underlying Unexercised Options at September 30, 2003		Values of Unexercised In-the-Money Options at September 30, 2003 (1)
Name		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	—	$—	2,918,126	1,471,250	$2,699,104	$1,394,250
Dana L. Evan	—	—	544,029	273,123	562,562	220,680
Quentin P. Gallivan	—	—	510,478	279,686	463,631	220,680
Robert J. Korzeniewski	15,480	63,004	309,064	262,311	79,220	220,680
F. Terry Kremian (2)	165,540	$1,543,314	—	—	$—	$—

(1)	Option values are based on the closing price of our common stock of $13.46 as reported by the Nasdaq National Market on September 30, 2003, net of the option exercise price.

(2)	F. Terry Kremian left the Company effective June 6, 2003.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2003.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	13,115,149		$56.55	21,220,939	(1)
Equity compensation plans not approved by stockholders	17,366,620	(2)(3)	15.94	7,026,379

Total	30,481,769		$33.41	28,247,318

(1)	Includes 6,032,486 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(3)	Does not include options to purchase 3,579,472 shares of common stock with a weighted-average exercise price of $59.94 that were assumed in business combinations.

Results of Operations

We have experienced substantial net losses in the past due to the charges we incurred for the amortization of acquired intangible assets related to our acquisitions. We expect to continue to report losses due to anticipated restructuring charges totaling between approximately $75 million and $100 million in the next several quarters primarily related to the sale of the Network Solutions business unit. As of September 30, 2003, we had an accumulated deficit of approximately $21.7 billion, primarily due to $21.9 billion of goodwill and other intangible asset write-downs and amortization related to our acquisitions.

Revenues

A comparison of revenues for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Internet Services Group	$107,882	$126,596	(15)%
Telecommunication Services Group	105,296	99,893	5%
Network Solutions	54,945	74,952	(27)%

Total revenues	$268,123	$301,441	(11)%

Nine-month period:
Internet Services Group	$315,978	$419,249	(25)%
Telecommunication Services Group	306,946	284,789	8%
Network Solutions	180,256	242,628	(26)%

Total revenues	$803,180	$946,666	(15)%

Internet Services Group

Internet Services Group revenues decreased 15% for the quarter ended September 30, 2003, and 25% for the nine months ended September 30, 2003 as compared to the 2002 periods. The decrease of $18.7 million and $103.3 million for the three and nine-month periods, respectively, was primarily due to our decision to significantly reduce the resale of third-party products. We expect Internet Services Group revenues to grow modestly on an absolute dollar basis in the fourth quarter of 2003.

Telecommunication Services Group

Telecommunication Services Group revenues increased 5% for the quarter ended September 30, 2003, and 8% for the nine months ended September 30, 2003 as compared to the 2002 periods. The increase of $5.4 million for the three-month period reflects volume growth in our wireless services and clearinghouse products, which was offset by competitive price decreases in our Calling Name Delivery Service (“CNAM”) product. The increase of $22.2 million for the nine-month period reflects the inclusion of a full nine months of revenues related to H.O. Systems, which was acquired in February 2002, and volume growth in our wireless services and CNAM products, which was offset by competitive price decreases. We lost a large billing services customer to a competitor’s billing platform at the end of the third quarter of 2003. We expect Telecommunication Services Group revenues to remain constant in the fourth quarter of 2003.

Network Solutions

Network Solutions revenues decreased 27% for the quarter ended September 30, 2003, and 26% for the nine months ended September 30, 2003 as compared to the 2002 periods. The decrease of $20.0 million and

$62.4 million for the three and nine-month periods, respectively, was primarily due to the amount of deferred revenue recognized in 2003 from prior year sales compared to the amount of such deferred revenue recognized in the comparable 2002 periods. The cumulative impact of the decrease in the number of new names and the non-renewal of paid names, contributed to the decline in deferred revenue balances and the amount of deferred revenue recognized in the three and nine-month periods ended September 30, 2003. At September 30, 2003 and 2002, we had approximately 8.2 million and 9.7 million active domain names under management, respectively. We expect Network Solutions revenues to decrease between approximately $4.0 and $6.0 million in the fourth quarter of 2003. We expect to close the sale of the Network Solutions business in the fourth quarter of 2003.

International revenues

Revenues from international subsidiaries and affiliates accounted for approximately 10% and 8% of revenues during the three-month periods ended September 30, 2003 and 2002, respectively, and approximately 9% and 8% of revenues during the nine-month periods ended September 30, 2003 and 2002, respectively.

Reciprocal revenues

We did not enter into any reciprocal transactions during the nine months ended September 30, 2003. There were approximately $0.8 million of revenues related to prior period transactions recognized during the quarter ended September 30, 2003. Revenues recognized under reciprocal arrangements were approximately $1.4 million during the quarter ended September 30, 2002. Reciprocal transactions during the nine months ended September 30, 2003, all of which related to prior periods, accounted for approximately $3.0 million of revenues. Revenues recognized under reciprocal arrangements were approximately $7.2 million during the nine months ended September 30, 2002.

For the three months ended September 30, 2003 and 2002, we recognized revenues totaling $2.1 million and $6.3 million, respectively, and for the nine months ended September 30, 2003 and 2002, we recognized revenues totaling $7.5 million and $23.9 million, respectively, from customers with whom we have previously participated in a private equity round of financing, including several of the VeriSign Affiliates as well as various technology companies in a variety of related market areas. Typically in these relationships, we sell our products and services to a company and, under a separate agreement, participate with other investors in a private equity round financing of the company. We typically make our investments with others where our investment is less than 50% of the total financing round. Our policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated.

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

A comparison of cost of revenues for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Cost of revenues	$114,413	$147,257	(22)%
Percentage of revenues	43%	49%

Nine-month period:
Cost of revenues	$345,831	$454,773	(24)%
Percentage of revenues	43%	48%

Cost of revenues decreased 22% for the quarter ended September 30, 2003 and 24% for the nine months ended September 30, 2003 as compared to the 2002 periods. The decrease of $32.8 million and $108.9 million for the three and nine-month periods, respectively, was primarily due to reduced revenues from the resale of third-party products which resulted in savings of $24.0 million and $98.7 million in the periods, respectively, and an overall decrease in revenues. Additionally, for the three and nine-month periods, we realized salary and benefit savings of $2.3 million and $10.1 million, respectively, from the reduction in force related to our restructuring begun in April 2002 and consulting fee savings of $3.8 million and $10.1 million, respectively, as we reduced our use of outsourcing. For the nine-month period, these cost savings were partially offset by increased depreciation of $4.9 million from our telecommunication services group for purchases of network and product support equipment and additional expenses of $9.2 million from our February 2002 purchase of H.O. Systems. We expect cost of revenues to decrease on an absolute dollar basis during the fourth quarter of 2003 due to the announced sale of Network Solutions. We expect to close the sale of the Network Solutions business in the fourth quarter of 2003.

Cost of revenues as a percentage of revenues decreased in the three and nine-month periods of 2003 compared to the three and nine-month periods of 2002 primarily due to reduced revenues from the resale of third-party products which have a higher cost of revenues compared to our other services. Revenues derived from our authentication services, domain name registration services, registry services, payment services, and our telecommunications services each have different cost structures, and our overall cost of revenues may fluctuate.

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

A comparison of sales and marketing expenses for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Sales and marketing	$50,048	$60,792	(18)%
Percentage of revenues	19%	20%

Nine-month period:
Sales and marketing	$153,125	$197,392	(22)%
Percentage of revenues	19%	21%

Sales and marketing expenses decreased 18% for the quarter ended September 30, 2003 and 22% for the nine months ended September 30, 2003 as compared to the 2002 periods. The decrease of $10.7 million and $44.3 million for the three and nine-month periods, respectively, was primarily due to advertising cost savings of $6.1 million and $19.9 million, respectively, and salary and benefit savings of $5.9 million and $16.1 million, respectively, from the reduction in force related to our restructuring begun in April 2002. For the nine-month period, consulting fee savings of $6.6 million related to advertising placement, market research, and other sales and marketing services also contributed to the decrease. We expect sales and marketing costs to decrease on an absolute dollar basis during the fourth quarter of 2003 due to the announced sale of Network Solutions. We expect to close the sale of the Network Solutions business in the fourth quarter of 2003.

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

A comparison of research and development expenses for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Research and development	$13,820	$9,613	44%
Percentage of revenues	5%	3%

Nine-month period:
Research and development	$40,850	$37,405	9%
Percentage of revenues	5%	4%

Research and development expenses increased 44% for the quarter ended September 30, 2003 and 9% for the nine months ended September 30, 2003 as compared to the 2002 periods. The increase of $4.2 million and $3.4 million for the three and nine-month periods, respectively, was primarily the result of increased salary and benefit expenses of $3.1 million and $8.0 million, respectively. For the nine-month period, equipment and software expenses increased $0.8 million and depreciation expense increased $0.6 million which were partially offset by consulting fee savings of $6.6 million.

We believe that timely development of new and enhanced enterprise services, payment services, Web presence services and other technologies are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to invest in research and development. We expect research and development expenses to remain constant during the fourth quarter of 2003. To date, we have expensed all research and development expenditures as incurred.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology and human resources personnel, facilities, and computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees and bad debt expense.

A comparison of general and administrative expenses for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
General and administrative	$41,036	$46,018	(11)%
Percentage of revenues	15%	15%

Nine-month period:
General and administrative	$130,156	$119,589	9%
Percentage of revenues	16%	13%

General and administrative expenses decreased 11% for the quarter ended September 30, 2003 and increased 9% for the nine months ended September 30, 2003 as compared to the 2002 periods. The decrease of $5.0 million for the three-month period resulted primarily from a reduction in bad debt expense of $9.4 million. The savings were partially offset by increased professional service fees of $2.1 million primarily for consulting services related to strategic planning, Sarbanes-Oxley compliance and other initiatives, additional legal costs of $2.5 million, mainly related to an increased number of lawsuits to which we are a party, and depreciation primarily related to our global Enterprise Resource Planning (“ERP”) system implementation of $2.1 million. The increase of $10.6 million for the nine-month period primarily resulted from increased professional service fees of $9.5 million primarily for consulting services related to strategic planning, Sarbanes-Oxley compliance and other initiatives, increased benefits costs of $11.4 million, additional legal costs of $6.1 million, mainly related to an increased number of lawsuits to which we are a party, depreciation primarily related to our global ERP system implementation of $5.1 million, higher state and local taxes of $3.1 million, and increased occupancy costs of $2.6 million. For the nine-month period, these increases were partially offset by a reduction in bad debt expense of $21.9 million, reduction of employee costs in conjunction with a reduction in headcount and increased allocations to other expense categories of $6.5 million. We expect general and administrative costs to remain unchanged on an absolute dollar basis during the fourth quarter of 2003.

The increase in general and administrative expenses as a percentage of revenues for the three-month and nine-month periods ended September 30, 2003 is primarily due to the fact that absolute dollar expenses increased while revenues decreased.

Restructuring and other charges

No restructuring costs were recorded during the quarter ended September 30, 2003. During the quarter ended September 30, 2002, we recorded $4.0 million of restructuring charges including workforce reduction charges of $0.9 million, excess facilities of $2.7 million, and exit costs of $0.4 million. During the nine months ended September 30, 2003, we recorded restructuring charges of $11.3 million including workforce reduction charges of $1.5 million, excess facilities of $8.7 million and exit costs of $1.0 million. During the nine months ended September 30, 2002, we recorded restructuring charges of $62.8 million including workforce reduction charges of $4.7 million, excess facilities of $29.1 million, write-down of property and equipment of $20.2 million and exit costs of $8.9 million.

No other charges were recorded during the quarter ended September 30, 2003. During the three and nine months ended September 30, 2002, we recorded other charges of $1.6 million and $10.5 million, respectively, relating primarily to the write-down of impaired prepaid marketing assets associated with discontinued advertising. During the nine months ended September 30, 2003, we recorded other charges of $20.2 million which consisted of $10.9 million related to cash paid for the termination of a lease and $9.3 million which consisted primarily of the write-off of computer software. Other charges resulted as part of our efforts to rationalize, integrate and align resources.

At September 30, 2003, the accrued liability associated with the restructuring was $27.3 million. Amounts related to the lease terminations due to the abandonment of excess facilities totaling approximately $26.9 million will be paid over the respective lease terms, the longest of which extends through June 2010. Other amounts will be paid by December 31, 2004. We expect to record restructuring charges totaling between approximately $75 million and $100 million in the next several quarters primarily related to the sale of the Network Solutions business unit.

Amortization of intangible assets

Purchased goodwill and certain indefinite-lived intangibles are not amortized but are subject to testing for impairment on at least an annual basis. We completed our annual impairment testing in June 2003.

Amortization and write-down of other intangible assets and goodwill was $77.7 million and $56.2 million for the quarter ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, amortization and write-down of other intangible assets and goodwill was $309.8 million compared to $4.8 billion in the nine months ended September 30, 2002. The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in a write-off of net book value totaling $123.2 million and $4.6 billion during the nine months ended September 30, 2003 and 2002, respectively.

We expect to close the sale of our Network Solutions business in the fourth quarter of 2003. The event triggered an evaluation of the carrying value of the goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, we determined that the carrying value exceeded the implied fair value of Network Solutions’ goodwill. We recorded a write-down of goodwill of $30.2 million in the three months ended September 30, 2003.

Other Income (Expense), net

Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains and losses on the sale or write-down of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of other income (expense), net for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented below.

	2003	2002	Change
	(Dollars in thousands)
Three-month period:
Other income (expense), net	$1,068	$(51,430)	102%
Percentage of revenues	—	(17)%

Nine-month period:
Other income (expense), net	$(10,510)	$(154,600)	93%
Percentage of revenues	(1)%	(16)%

Other income, net for the quarter ended September 30, 2003 primarily consisted of $1.1 million of interest income and other items, and for the quarter ended September 30, 2002, other expense, net primarily consisted of investment write-downs of $53.2 million, partially offset by $1.8 million of interest income and other items. Other expense, net for the nine months ended September 30, 2003 primarily consisted of investment write-downs of $16.5 million, partially offset by $6.0 million of interest income and other items, and for the nine months ended September 30, 2002, other expense, net primarily consisted of investment write-downs of $166.8 million, partially offset by $12.2 million of interest income and other items.

Income Tax Expense

For the quarter and nine months ended September 30, 2003, we recorded tax expense of $3.5 million and $9.1 million, respectively. For the three-month period ended September 30, 2003, tax expense was comprised of an expense of $2.8 million for foreign income and withholding taxes and an expense of $0.7 million for U.S. state taxes. For the nine-month period ended September 30, 2003, tax expense was comprised of $6.9 million of foreign income and withholding taxes and $2.2 million of U.S. federal and state taxes. For the quarter and nine months ended September 30, 2002, we recorded tax expense of $4.2 million related to foreign income and withholding taxes. For the fourth quarter of 2003, we anticipate foreign income and withholding tax expense of approximately $1.0 to $1.5 million. We anticipate a similar amount for federal and state tax expense.

Liquidity and Capital Resources

	September 30, 2003	December 31, 2002	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$598,838	$385,468	55%
Working capital	125,814	(79,477)	258%
Stockholders’ equity	$1,380,322	$1,579,425	(13)%

At September 30, 2003, our principal source of liquidity was $598.8 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds.

Working capital increased $205.3 million during the nine months ended September 30, 2003 due primarily to an increase in cash, cash equivalents and short-term investments.

Net cash provided by operating activities was $274.7 million in the nine months ended September 30, 2003 compared to $156.9 million in the nine months ended September 30, 2002. The increase in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to increases in our deferred revenue balance as we receive payment in advance for many of our products and services, increases in accounts payable and accrued liabilities and decreases in prepaid expenses and other current assets. The increase was partially offset by decreases in accounts receivable.

Total cash outlays related to the restructuring program were $7.8 million during the nine months ended September 30, 2003 and were primarily related to lease terminations.

Future cash payments and anticipated sub-lease income, related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

	Lease Payments	Sub-Lease Income	Net
	(In thousands)
2003 (3 months)	$2,468	$(572)	$1,896
2004	9,835	(2,289)	7,546
2005	7,976	(1,961)	6,015
2006	5,246	(1,181)	4,065
2007	3,857	(552)	3,305
Thereafter	4,218	(126)	4,092

	$33,600	$(6,681)	$26,919

Net cash used in investing activities was $191.1 million in the nine months ended September 30, 2003, primarily as a result of $298.7 million used for purchases of investments, and $67.5 million used for purchases of property and equipment, partially offset by proceeds of $181.9 million from sales and maturities of investments.

Net cash used in investing activities was $268.9 million in the nine months ended September 30, 2002, primarily as a result of $348.6 million used for acquisitions which includes $346.3 million for the acquisition of H.O. Systems, $53.6 million used for acquisition related costs, $89.2 million for purchases of investments and $151.9 million for purchases of property and equipment. In the nine months ended September 30, 2002, these purchases were partially offset by proceeds of $368.4 million from maturities and sales of investments.

Net cash provided by financing activities was $16.8 million in the nine months ended September 30, 2003 and $19.3 million in the nine months ended September 30, 2002. The primary source of cash provided by financing activities in both periods was from the issuance of common stock resulting from stock option exercises. In the nine months ended September 30, 2003, the primary use of cash was for repayment of debt.

Our current planned capital expenditures for 2003 are approximately $100.0 million, primarily for computer and communications equipment, computer software and leasehold improvements. Our most significant expenditures are focused on market development initiatives as well as productivity and cost improvement.

We have pledged our restricted cash as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements, the longest of which is expected to mature in 2013. As of September 30, 2003, the amount of restricted cash we have pledged pursuant to such agreements was approximately $18.4 million.

On October 16, 2003, we announced that we signed a definitive agreement to sell the Network Solutions business unit to Pivotal Private Equity. Under the terms of the agreement, we will receive approximately $100 million of consideration, consisting of $60 million in cash and a $40 million senior subordinated note upon closing. The note will bear interest at 7% per annum for the first three years and 9% per annum thereafter and will mature five years from the date of closing. The principal and interest will become due upon maturity. We will also retain a 15% equity stake in the Network Solutions business. The transaction is subject to certain closing conditions. We expect to close the sale of the Network Solutions business in the fourth quarter of 2003.

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

Our operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our Internet security, network and telecommunications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals through our Network Solutions business and our Registry Services business;

•	competition in the domain name registration services business from competing registrars and registries;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our managed security and network services, domain name registration and value added services, Web trust services, payment services and telecommunications services by our existing customers and by new customers;

•	continued development of our direct and indirect distribution channels, both in the U.S. and abroad;

•	a decrease in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of telecommunications services;

•	the impact of price changes in our managed security and network services, domain name registration and value added services, Web trust services, payment services and telecommunications services or our competitors’ products and services;

•	general economic and market conditions as well as economic and market conditions specific to IP network, telecommunications and Internet industries, and

•	the pending sale of our Network Solutions business which we expect to close in the fourth quarter of 2003.

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

Registry services and Network Solutions.    Seven new generic top-level domain registries, .aero, .biz, .coop, .info, ..museum, .name and .pro, recently began, or soon are expected to begin, accepting domain name registrations. Since we do not act as a registry for these new top-level domains, we do not receive the annual registry fee for domain name registrations under these top-level domains. The commencement of registrations in these new top-level domains may reduce demand for .com and .net domain name registrations. If the new top-level domains reduce the demand for domain name registrations in .com and .net, our business could be materially harmed.

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

We have purchased products and services from companies and participated in financings of companies with whom we have entered into separate contractual arrangements for the distribution and sale of our products and services. We derived less than 1% of our total revenues in the first nine months of 2003 and 2002 from reciprocal arrangements. Typically in these relationships, under separate agreements, we sell our products and services to a company and that company sells to us their products and services. We also derived approximately 1% of our total revenues in the first nine months of 2003 and approximately 2.5% of our total revenues in the first nine months of 2002 from customers with whom we have participated in a private equity round of financing, including several of the VeriSign Affiliates, as well as various technology companies in a variety of related market areas. If we continue to reduce the level of our participation in business relationships of this nature, revenues from these relationships will decline, negatively affecting our operating results.

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

Additionally, there is risk that we may incur additional expenses associated with a write-off of a portion of goodwill and other intangible assets, as was the case when we recorded a charge of approximately $123.2 million in the second quarter of 2003 and $4.6 billion in the second quarter of 2002 related to write-downs of goodwill due to changes in market conditions for acquisitions. Also, we expect to close the sale of our Network Solutions business in the fourth quarter of 2003. The event triggered an evaluation of the carrying value of the goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, we determined that the carrying value exceeded the implied fair value of Network Solutions’ goodwill. We recorded a write-down of goodwill of $30.2 million in the quarter ended September 30, 2003. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further write-downs of goodwill or other intangible assets.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and September 30, 2003, we grew from 26 to approximately 3,100 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

Some of our investments in other companies have resulted in losses and may result in losses in the future.

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. During the three months ended September 30, 2003, no investment write-downs were recorded. During the three months ended September 30, 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $53.2 million. During the nine months ended September 30, 2003 and 2002, VeriSign recorded net write-downs of these investments totaling $16.5 million and $166.8 million, respectively. Due to the inherent risk associated with some of our investments and changing current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments.

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

Our signaling and network services success will depend on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, MCI, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional partners on seven of the fourteen mated pairs of SS7 signal transfer points that comprise our network. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to the merging of many companies. These mergers may cause the availability, pricing and quality of the services we use to vary and could cause the length of time it takes to deliver the services that we use to increase significantly. We rely on links, equipment and software provided to us from our vendors, the most important of which are gateway equipment and software from Tekelec and Agilent Technologies, Inc. We cannot assure you that we will be able to continue to purchase equipment from these vendors on acceptable terms, if at all. If we are unable to maintain current purchasing terms or ensure product availability with these vendors, we may lose customers and experience an increase in costs in seeking alternative suppliers of products and services.

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

Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our services successfully.

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

Revenues from international subsidiaries and affiliates accounted for approximately 10% and 8% of revenues during the three months ended September 30, 2003 and 2002, respectively, and approximately 9% and 8% of revenues during the nine months ended September 30, 2003 and 2002, respectively. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”), among other agencies and entities, is currently considering changes to U.S. GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have increased after tax loss by approximately $52.8 million and $53.9 million for the three months ended September 30, 2003 and 2002, respectively, and by approximately $169.8 million and $183.4 million for the nine months ended September 30, 2003 and 2002, respectively. In addition, new regulations adopted by The Nasdaq Stock Market requiring shareholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

Interest rate sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase or decrease immediately and uniformly by 10 percent from levels at September 30, 2003, this would not materially change the fair market value of our portfolio. To minimize market risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of September 30, 2003, 82% of our non-strategic investments mature in less than one year.

We do not hold any derivative financial instruments.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(In thousands)
Included in cash and cash equivalents	$241,612	$—	$—	$241,612	$241,613
Weighted-average interest rate	1.16%	—	—
Included in short-term investments	$61,861	$70,153	$82,350	$214,364	$214,353
Weighted-average interest rate	1.66%	1.74%	1.63%
Included in restricted cash	$—	$—	$18,371	$18,371	$18,371
Weighted-average interest rate	—	—	1.66%

Exchange rate risk

We consider our exposure to foreign currency exchange rate fluctuations to be minimal. All revenues derived from operations, other than VeriSign Japan K.K., THAWTE (South Africa), VeriSign Australia Limited, VeriSign Switzerland SA, Domainnames.com (U.K.), VeriSign Brazil Limitada, and our European digital brand management services business, are denominated in United States Dollars and, therefore, are not subject to exchange rate fluctuations. Revenues from international subsidiaries and affiliates accounted for approximately 9% and 8% of our revenues during the nine months ended September 30, 2003 and 2002, respectively.

Both the revenues and expenses of our majority-owned subsidiaries in Japan and Australia as well as our wholly owned subsidiaries and sales offices in South Africa, Europe, South America, and the United Kingdom are denominated in local currencies. In these regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States dollar will result in lower revenues when translated to United States Dollars, operating expenses will also be lower in these circumstances. We have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

Equity price risk

We invest in equity securities of technology companies for business and strategic purposes. Some of these companies may be publicly traded and have highly volatile share prices. We value these investments using the closing market value for the last day of each month. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive loss” component of stockholders’ equity. We have also invested in equity instruments of several privately held companies, many of which can still be considered in the startup or development stages, and therefore, carry a high level of risk. During the three months ended September 30, 2003, no investment write-downs were recorded. During the three months ended September 30, 2002, we determined that the decline in value of certain of our public and non-public equity investments was other-than-temporary and recorded net write-downs of these investments totaling $53.2 million. During the nine months ended September 30, 2003 and 2002, we recorded net write-downs of these investments totaling $16.5 million and $166.8 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs or write-offs of our investments. We do not currently hedge against equity price changes.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of October 27, 2003, VeriSign and its subsidiary Network Solutions, Inc., were defendants in approximately 16 active lawsuits involving customer contractual disputes over domain name registrations and related services. These matters, either alone or collectively, are not expected to have a material impact on our domain name registration business or our consolidated financial statements.

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

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint styled as a First Amended Complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN filed a second amended complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. The second amended complaint dropped some of the originally-named defendants and added others. On August 27, 2003, Net MoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. In this complaint, Net MoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, Citibank, BA Merchant Services, Wells Fargo Bank, American Express Financial Advisors, Cardservice Int’l. and Paymentech. VeriSign has filed an answer denying any infringement and asserting that the three asserted patents are invalid. A few defendants have been dismissed from the case. Discovery has commenced. The complaint alleges that VeriSign’s Payflow Payment Services directly infringe certain claims of NetMoneyIN’s three patents and requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

On June 30, 2003, IDN Technologies, LLC filed a complaint alleging patent infringement against VeriSign in the United States District Court for the Northern District of California asserting infringement of U.S. patent no. 6,182,148 B1. IDN Technologies filed an amended complaint on August 6, 2003, alleging infringement of the same patent but adding an additional VeriSign service. VeriSign has filed an answer denying any infringement and asserting that the patent is invalid. An Order Setting Case Management Conference has been issued. The complaint alleges that certain VeriSign software that assists in the resolution and conversion of domain names in non-ASCII format infringes IDN Technologies’ patent. The complaint requests judgment in favor of IDN Technologies, a permanent injunction from infringement, treble damages, and attorneys’ fees and costs. While we cannot predict the outcome of this matter, we believe the allegations are without merit.

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

Parallel derivative actions have also been filed against certain of VeriSign’s current and former officers and directors in state courts in California and Delaware. VeriSign is named as a nominal defendant in these actions. Several of these derivative actions were filed in Santa Clara County Superior Court of California, and these actions have since been consolidated under the heading In re VeriSign, Inc. Derivative Litigation, Case No. CV 807719. The consolidated derivative action seeks unspecified damages for alleged breaches of fiduciary duty and violations of the California Corporations Code. Defendants’ demurrer to these claims was granted with leave to amend on February 4, 2003. Plaintiffs have indicated their intention to file an amended complaint. Another derivative action was filed in the Court of Chancery New Castle County, Delaware, Case No. 19700-NC, alleging similar breaches of fiduciary duty. Defendants’ motion to dismiss these claims was granted by the Court of Chancery with prejudice on September 30, 2003.

VeriSign and the individual defendants dispute all of these claims.

On July 31, 2002, VeriSign received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC) for information to determine whether or not the Company’s domain name registration business may have violated Section 5 of the FTC Act. The CID requested information on the company’s registrar’s relationship with Interland, Inc., the registrar’s direct mail offer which began in April 2002, the registrar’s transfer practices, and the deletion of domain names. On September 12, 2003, the Federal District Court for the District of Columbia approved a consent order resolving the investigation. The resolution of the matter was not material.

VeriSign is a defendant in four lawsuits filed since September 18, 2003, relating to VeriSign’s Site Finder service. Two of these lawsuits were brought by alleged competitors of VeriSign. The remaining suits, one class action suit and one representative suit, were filed on behalf of consumers. VeriSign filed a motion to dismiss one of the alleged competitor lawsuits on October 20, 2003. Responses in the other suits are not yet due. While we cannot predict the outcome of these cases, we believe the allegations are without merit.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith

10.1	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement.	X

31.1	Certification of Chief Executive Officer, President and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, President, and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2

Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

(b)	Reports on Form 8-K

•	Current Report on Form 8-K filed July 24, 2003 pursuant to Item 12 (Results of Operations and Financial Condition), announcing Registrant’s financial results for the quarter ended June 30, 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: November 14, 2003	By:	/S/ STRATTON D. SCLAVOS

Stratton D. Sclavos Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2003	By:	/S/ DANA L. EVAN

Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6 — Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.1	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement.

31.1	Certification of Chief Executive Officer, President and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, President and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.