Form 10-K
period 2003-12-31
VERISIGN INC/CA
filed 2004-03-15
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-23593

VERISIGN, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3221585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

487 E. Middlefield Road, Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 961-7500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 Par Value Per Share, and the Associated Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES  ☑        NO  ☐

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2003, was $2,462,722,907 based upon the last sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G’s filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 27, 2004: 243,888,949 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

Overview

VeriSign, Inc. is a leading provider of critical infrastructure services that enable Web site owners, enterprises, communications service providers, electronic commerce, or e-commerce, service providers and individuals to engage in secure digital commerce and communications. Our services include the following core offerings: security services, naming and directory services, and telecommunications services. We market our products and services through our direct sales force, telesales operations, member organizations in our global affiliate network, value-added resellers, service providers, and our Web sites.

We are currently organized into two service-based lines of business: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Security Services business and the Naming and Directory Services business. The Security Services business provides products and services that enable enterprises and organizations to establish and deliver secure Internet-based services to customers and business partners, and the Naming and Directory Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs. The Communications Services Group provides Signaling System 7, or SS7, network services, intelligent data base and directory services, application services, and billing and payment services to wireline and wireless telecommunications carriers. During 2003, we operated our business in three reportable segments including the two described above, and the Network Solutions business segment which was sold effective November 25, 2003.

VeriSign was incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 487 E. Middlefield Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500 and our common stock is traded on the NASDAQ National Market under the ticker symbol VRSN. VeriSign’s primary Web site is www.verisign.com. The information on our Web sites is not a part of this annual report. VeriSign, the VeriSign logo, Illuminet, Thawte and certain other product names are trademarks or registered trademarks of VeriSign, Inc., and/or its subsidiaries in the United States and other countries. Other names used in this report may be trademarks of their respective owners.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, through our Web site at www.verisign.com as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission.

Internet Services Group

The Internet Services Group consists of the Security Services business and Naming and Directory Services business. The Security Services business provides products and services to enterprises and organizations that want to establish and deliver secure Internet-based services for their customers and business partners. The following types of services are included in the Security Services business: enterprise security services, including our managed security and authentication services, and e-commerce services, including our Web trust and payment services. The Naming and Directory Services business provides registry services as the exclusive registry of domain names in the .com and .net gTLDs and certain ccTLDs, as well as providing other value added services and digital brand management services.

Security Services

Enterprise Security Services

Our enterprise security services include managed security services and authentication services including public key infrastructure (“PKI”) services for enterprises.

Managed Security Services (“MSS”).    VeriSign’s MSS services enable enterprises to effectively monitor and manage their network security infrastructure on a 24x7 basis while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. Our MSS services include:

•	Managed Firewall Service. The Managed Firewall Service provides enterprises with management and monitoring of firewalls. VeriSign security engineers and program managers stage the firewall devices and test them prior to deployment; once deployed, devices are monitored 24x7. Ongoing device management services include refinement of security policies, software patches and upgrades, and quarterly security consultations.

•	Managed Intrusion Detection Service. The Managed Intrusion Detection Service provides management and monitoring of intrusion detection sensors, designed to identify and counter malicious security events or potential attacks against an organization’s network.

•	Managed Virtual Private Network (“VPN”) Service. The Managed VPN Service delivers encrypted site-to-site and remote access IPsec-compliant tunnel solutions for Internet-based network computing environments.

We also provide network security consulting services to help enterprises assess, design, and deploy cost-effective and scalable network security solutions. Our consulting services are also available to help enterprises integrate our PKI services with existing applications and databases and advise on policies and procedures related to the management and deployment of digital certificates. Our management services also include, among others, managed DNS and DNS hosting, which are delivered through our registry operations infrastructure.

VeriSign PKI Services.    VeriSign offers Managed PKI Services and VeriSign Go Secure! Services that can be tailored to meet the specific needs of enterprises that wish to issue digital certificates to employees, customers or trading partners.

•	Managed PKI Services. The Managed PKI Service is a managed service that allows an organization to use our trusted data processing infrastructure to develop and deploy customized digital certificate services for its user communities. The Managed PKI Service can be used by our customers to provide digital certificates for a variety of applications, such as: controlling access to sensitive data and account information, enabling digitally-signed e-mail, encryption of e-mail, or Secure Socket Layer (“SSL”) sessions. The Managed PKI Service can help customers create an online electronic trading community, manage supply chain interaction, facilitate and protect online credit card transactions or enable access to virtual private networks.

•	Go Secure! Services. Go Secure! is a set of software modules that enable enterprises to quickly build digital certificate-based security into their off-the-shelf transaction and communication applications. Go Secure! Services complement our Managed PKI Service and are designed to incorporate digital certificates into existing applications such as e-mail, browser, directory and virtual private network devices as well as other devices.

•	VeriSign Affiliate PKI Software and Services. VeriSign Affiliate PKI Software and Services are sold to a wide variety of entities that provide electronic commerce and communications services over wired and wireless Internet Protocol, or IP, networks. We designate these types of organizations as “VeriSign Affiliates” and provide them with a combination of technology, support and marketing services to facilitate their initial deployment and ongoing delivery of digital certificate services. In some instances, we have invested in VeriSign Affiliates and hold a minority interest of less than 20%.

VeriSign Affiliates can license either our Service Center or Processing Center offerings. The Service Center and Processing Center offerings are based on our software platform and enable a VeriSign Affiliate to offer one or more types of digital certificate services.

•	The Service Center offerings provide VeriSign Affiliates with all of the capabilities needed to perform subscriber enrollment and authentication, digital certificate application approval, directory hosting, customer support, billing integration and report generation from within their facilities or act as an outsource provider of the Managed PKI Service, while utilizing our secure data centers for back-end processing.

•	The Processing Center provides a VeriSign Affiliate with all of the capabilities of the Service Center as well as the software modules required to perform all certificate life cycle services of issuance, management, revocation and renewal from within its own secure data center.

VeriSign Affiliates typically enter into a multi-year technology licensing and revenue sharing agreement with us whereby we receive up-front licensing fees for the Service Center or Processing Center technology, as well as ongoing royalties from each digital certificate or the Managed PKI Service sold by the VeriSign Affiliate.

e-Commerce Services

Our e-commerce services include our Web trust services and payment services.

Web Trust Services.    Web trust services include our server digital certificate services and content signing digital certificate services. Server certificate services enable Internet merchants to implement and operate secure Web sites that utilize SSL. These services provide Internet merchants with the means to identify themselves to consumers and to encrypt communications between consumers and their Web site. Our content signing digital certificate services provide software developers the means to identify themselves and the validity of their software to the consumers and relying software applications.

We currently offer the following Web server digital certificate services and content signing digital certificate services: Each is differentiated by the target application of the server that hosts the digital certificate.

•	Secure Site and Secure Site Pro. Secure Site is our standard service offering that enables 40-bit SSL when communicating with export-version Netscape® and Microsoft® Internet Explorer browsers and 128-bit SSL encryption when communicating with domestic-version Microsoft and Netscape browsers. We also offer an upgraded version of this service, called Secure Site Pro, which enables 128-bit SSL encryption with both domestic and export versions of Microsoft and Netscape browsers. Secure Site Pro also includes a third party site availability monitoring evaluation, a network security monitoring trial, a site performance monitoring evaluation, and additional warranty protection.

•	Commerce Site and Commerce Site Pro. Our Commerce Site and Commerce Site Pro offerings combine the features and functionality of our Secure Site offerings with our payment services offerings, providing existing sites that want to offer e-commerce solutions with a comprehensive suite of services to secure and process online payments.

•	Content Signing Certificates. We offer several code signing certificates based on the platform for which customers wish to sign the code. Platforms include Microsoft Authenticode, Microsoft Office and VBA, Symbian, Sun Java, Netscape, Microsoft Smartphone, Macromedia Shockwave and Marimba Castanet. Microsoft Authenticode certificates are also used to authenticate developers for various Microsoft logo programs.

•	Thawte Branded Digital Certificates. We offer SSL and Code Signing security services under the Thawte brand. These services use the same underlying infrastructure, and are targeted at small business and independent software developers.

Payment Services.    Using our payment gateway, Internet merchants are able to securely authorize and settle a variety of payment types, including credit, debit and purchase cards, electronic checks, and automated clearing house transactions over the Internet.

Naming and Directory Services

VeriSign’s Naming and Directory Services include our domain name registry services and digital brand management services.

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

We are also the exclusive registry for domain names within the .tv and .cc ccTLDs. These top-level domains are supported by our global name server constellation and shared registration system. In addition, we have made .bz domain name registration services available through our outsourced hosting environment, which enables domain name registrars and resellers to simultaneously access .bz registries. We also provide internationalized domain name, or IDN, services that enable Internet users to access Web sites in their local language characters. Currently, IDNs are available in more than 350 languages such as Chinese, Greek, Korean and Russian.

Digital Brand Management Services.    We offer a range of services that we refer to as Digital Brand Management Services to help legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity. These services include our domain name registration services for both gTLDs, such as .com, and ccTLDs, such as .de, and our brand monitoring services.

Communications Services Group

The Communications Services Group provides managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. Our managed communication service offerings include network services, intelligent database and directory services, application services, and billing and payment services.

Network Services

Through our network services, we provide connections and services that signal and route information within and between telecommunication carrier networks.

SS7 Connectivity and Signaling.    Our Signaling System 7, or SS7, network, is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, local number portability, toll-free number database access and caller identification. Our SS7 trunk signaling service reduces post-dial delay, allowing call connection almost as soon as dialing is completed which enables telecommunications carriers to deploy a full range of intelligent database services more quickly and cost effectively. By using our trunk-signaling service, carriers simplify SS7 link provisioning, and reach local exchange carriers and wireless carriers’ networks through our direct access to hundreds of carriers.

Seamless Roaming for Wireless.    We offer wireless carriers seamless roaming services using the ANSI-41 and GSM signaling protocol that allow carriers to provide support for roamers visiting their service area, and for their customers when they roam outside their service area. This service also allows number validation inside and outside carriers’ service areas by accessing our SS7 network.

Communications Assistance for Law Enforcement Act (CALEA).    Our NetDiscovery services enable telecommunications carriers to meet the requirements of CALEA through provisioning, access and delivery of call information from carriers to law enforcement agencies.

Intelligent Database and Directory Services

We enable carriers to find and interact with network databases and conduct database queries that are essential for many advanced services, including the following:

•	Number Portability. Local Number Portability (“LNP”) and Wireless Number Portability (“WNP”) allow telephone subscribers to switch local service providers while keeping the same telephone number.

•	Calling Name (“CNAM”) Delivery. Our CNAM Delivery service enables carriers to query regional Bell operating companies and major independent carriers and provide customers with caller identification services.

•	Line Information Database (“LIDB”). LIDB provides subscriber information (such as the subscriber’s service profile and billing specifications) to other carriers enabling them to respond to calls (e.g. whether to block certain calls, allow collect calls, etc.).

•	Toll-free Database Services. Leveraging VeriSign’s SS7 network, our toll-free services allow customers to complete 8xx calls throughout the U.S. and Canada.

•	TeleBlock Do Not Call (“DNC”). TeleBlock DNC provides telemarketers with a DNC management tool that automatically screens and blocks outgoing calls to national, state, third-party and in-house DNC lists.

Application Services

Through our MetcalfTM Global Messaging (“GM”) services, we enable wireless carriers to offer messaging services between carrier systems and devices, and across disparate networks and technologies so that customers can exchange messages outside the carrier’s network.

Billing and Payment Services

The Communications Services Group also offers advanced billing and customer care services to wireline and wireless carriers. Our advanced billing and customer care services include:

Wireline Clearinghouse Services.    Through our clearinghouse services, we serve as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another.

Wireless Clearinghouse Services.    Our settlement and exchange services enable wireless carriers to settle telephone traffic charges with their roaming partners in North America and portions of Latin and South America. We also provide wireless carriers with fraud management, SS7 monitoring, and other services.

Billing Services.    Through our speedSUITETM and SmartPay services, we provide wireless carriers with an end-to-end customer relationship management system that supports prepaid and post-paid wireless services. Carriers have access to a real-time account management platform, administered via a Web interface, designed to make prepaid wireless plans flexible and convenient.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Mountain View, California; Dulles, Virginia; Lacey, Washington; Providence, Rhode Island; Overland Park, Kansas; Melbourne, Australia; and Kawasaki, Japan. Many of our VeriSign Affiliates also operate secure data centers in their geographic areas. Most of these secure data centers operate on a 24-hour a day, 7 days per week basis, supporting our business units and services. Key features of our operations infrastructure include:

•	Distributed Servers. We deploy a large number of high-speed servers to support capacity and availability demands that in conjunction with our proprietary software offers automatic failover, global and local load balancing and threshold monitoring on critical servers.

•	Advanced Telecommunications. We deploy and maintain redundant telecommunications and routing hardware and maintain high-speed connections to multiple Internet service providers (“ISPs”) to ensure that our mission critical services are readily accessible to customers at all times.

•	Network Security. We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between software modules that are designed to prevent most known forms of electronic attacks. In addition, we employ firewalls and intrusion detection software, and contract with security consultants who perform periodic attacks and security risk assessments.

As part of our operations infrastructure for our domain name registry services, we operate all thirteen domain name servers that answer domain name lookups for the .com and .net zones. We also operate two of the thirteen root zone servers, including the “A” root, which is the authoritative root zone server of the Internet’s domain name system (“DNS”). The domain name servers provide the associated name server and IP address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an average of over 9 billion responses per day during 2003. These name servers are located around the world, providing local domain name service throughout North America, in Europe, and in Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

To provide our communications services, we operate a SS7 network composed of specialized switches, computers and databases strategically located across the United States. These elements interconnect our customers and U.S. telecommunications carriers through leased lines. Our network currently consists of 15 mated pairs of SS7 signal transfer points that are specialized switches that manage SS7 signaling, and into which our customers connect. We own ten pairs and lease capacity on six pairs of SS7 signal transfer points from regional providers. Our SS7 network control, located in Overland Park, Kansas, is staffed 24 hours a day, 7 days per week. As part of our operations infrastructure for network services, we also have several SS7 network signal transfer point sites. These sites are maintained at 14 locations throughout the United States.

Call Center and Help Desk.    We provide customer support services through our phone-based call centers, e-mail help desks and Web-based self-help systems. Our California call center is staffed from 5 a.m. to 6 p.m. Pacific Time and employs an automated call directory system to support our Security Services business. Our Virginia call center is staffed 24 hours a day, 7 days per week to support our Naming and Directory Services. All call centers also have Web-based support services which are available on a 24-hour a day, 7 days per week basis, utilizing customized automatic response systems to provide self-help recommendations and a staff of trained customer support agents.

Operations Support and Monitoring.    We have an extensive monitoring capability that enables us to track the status and performance of our critical database systems at sixty-second intervals, and our global resolution systems at four-second intervals. Our distributed Network Operations Centers are staffed 24 hours a day, 7 days per week.

Disaster Recovery Plans.    We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Naming and Directory Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity. Our PKI and payment services businesses are similarly protected by having service capabilities that exist in both of our East and West Coast data center facilities. Our critical data services (including digital certificates, domain name registration, telecommunications services and global resolution) use advanced storage systems that provide data protection through techniques such as mirroring and replication.

Marketing, Sales and Distribution

We market our services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, direct marketing through all media, mass merchandisers, value-added resellers, systems integrators and our VeriSign Affiliates. We intend to increase our direct sales force in the Internet Services Group and the Communications Services Group both in the United States and abroad, and to expand our other distribution channels in both businesses.

Our direct sales and marketing organization at December 31, 2003 consisted of approximately 600 individuals, including managers, sales representatives, marketing, technical and customer support personnel. We have field sales offices throughout the world. Additionally, our sales are currently being made through multiple channels including wholesale and retail distributors, resellers and direct sales throughout the world.

We believe our customer base is diversified and is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our revenues.

Research and Development

As of December 31, 2003, we had approximately 300 employees dedicated to research and development. Research and development expenses were $55.8 million in 2003, $48.4 million in 2002, and $78.1 million in 2001. To date, all research and development costs have been expensed as incurred. We believe that timely development of new and enhanced Internet security, e-commerce, naming and directory, and communications services and technologies are necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and to make additional investments in research and development.

Our future success will depend in large part on the ability to continue to maintain and enhance our current technologies and services. In the past, we have developed our services both independently and through efforts with leading application developers and major customers. We have also, in certain circumstances, acquired or licensed technology from third parties, including public key cryptography technology from RSA Security Inc. (“RSA”). Although we will continue to work closely with developers and major customers in our development efforts, we expect that most of the future enhancements to existing services and new services will be developed internally or acquired through business acquisitions.

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

Competition

Competition in Security Services.    Our security services are targeted at the rapidly evolving market for trusted services, including authentication, validation and payment, which enable secure electronic commerce and communications over wired and wireless IP networks. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Geo Trust and Digital Signature Trust Company (a subsidiary of Zions Bancorporation) that primarily offer digital certificate and certification authority, or CA, related services; and (3) companies focused on providing a bundled offering of products and services such as BeTrusted. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their Web sites could also promote our competitors or charge us substantial fees for promotions in the future.

Competition in Managed Security Services.    Consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture, formerly Andersen Consulting, IBM Global Services and Lucent NetCare. We also compete with security product companies that offer managed security services in addition to other security services, such as Symantec and ISS, as well as a number of providers such as Ubizen and RedSiren that offer managed security services exclusively. In addition, we compete with some companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally developed systems integration efforts.

Competition in Communications Services.    The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Large incumbent carriers provide competing services in their regions as a result of regulatory requirements to promote competition. In addition, we face direct competition on a nationwide basis from unregulated companies, including Telecommunications Services, Inc., or TSI, and other carriers such as Southern New England Telephone, a unit of SBC Communications. Our wireless billing services also compete with services offered by Boston Communications Group, Amdocs, Convergys Corporation and TSI. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers such as VeriSign and further increase competitive pricing pressures.

Competition in Registry Services.    In November 2000, ICANN announced selections for several new gTLDs that directly compete with the .com and .net gTLDs, as well as the ccTLDs offered by us. The gTLDs, .biz and .info, were launched in 2001. The gTLDs launched in 2002 and 2003 include .name, .pro, .aero, .museum and .coop. These gTLDs are available for registration through ICANN accredited registrars. In addition, we currently face competition from the over 240 ccTLD registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

We also face competition from registry service providers that offer outsourced DNS and registration services to organizations that require a reliable and scalable infrastructure. Among the competitors are NeuLevel, Affilias, Register.com and Tucows.com.

Competition in Digital Brand Management Services.    We face competition from companies providing services similar to some of our Digital Brand Management Services. In the monitoring services, registration and domain name asset management area of our business, our competition comes primarily from ICANN accredited registrars and various smaller companies providing similar services.

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

New technologies and the expansion of existing technologies may increase competitive pressure. We cannot assure that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our security services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

Industry Regulation

Naming and Directory Services.    Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the Department of Commerce.

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

Our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option. The term of the .net registry agreement extends until June 30, 2005, at which time the .net registry services will be put out for competitive bid by ICANN, a process in which we will be allowed to participate. The .org registry agreement terminated on December 31, 2002, and the .org registry services were transitioned to a new registry operator selected by ICANN during 2003.

The description of these agreements are qualified in their entirety by the text of the complete agreements that are filed as exhibits to the periodic reports indicated in the index to the exhibits contained in Part IV of this Annual Report on Form 10-K.

Security Services.    Some of our digital trust services utilize and incorporate encryption technology. Exports of software products utilizing encryption technology are generally restricted by the United States and various non-United States governments. VeriSign has obtained approval to export many of the digital trust services we provide to customers globally under applicable United States export law, including our server digital certificate service. As the list of products and countries for which export approval is expanded or changed, particularly in response to the terrorist acts of September 11, 2001, VeriSign will increase the scrutiny of, and further government restrictions on, exportation of software products utilizing encryption technology. If we do not obtain required approvals, we may not be able to sell some of our digital trust services in international markets.

There are currently no federal laws or regulations that specifically control certification authorities, but a limited number of states have enacted legislation or regulations with respect to certification authorities. If we do not comply with these state laws and regulations, we will lose the statutory benefits and protections that would be otherwise afforded to us. Moreover, if our market for digital certificates grows, the United States federal, state, or foreign governments may choose to enact further regulations governing certification authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could impact our business.

Communications Services.    One service provided by the Communications Services Group is currently subject to Federal Communications Commission (“FCC”) regulation. This service allows wireless users who are “roaming” in areas where their home carrier has not made arrangements for automatic roaming service to complete calls to domestic and international destinations. The Communications Services Group has been authorized by the FCC to provide this service. Further, our communications customers are subject to FCC regulation, which indirectly affects our communications services business. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect of regulation or deregulation on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct government regulation.

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

We have been issued numerous patents in the United States and abroad, covering a wide range of our technology. Additionally, we have filed numerous patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and foreign patent offices. The national or international patent offices may not award any patents with respect to these applications and even if such patents are awarded, they may not provide us with sufficient protection of our intellectual property.

We have obtained U.S. and foreign trademark registrations for various VeriSign marks. We have also filed numerous applications to register VeriSign trademarks and claims, and have common law rights in many other proprietary names. We take steps to enforce and police VeriSign’s marks.

With regard to our Security Services business, we also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA and other technology that is used in our security services to perform key functions. RSA has granted us a perpetual, royalty-free, nonexclusive, worldwide license to use RSA’s products relating to certificate issuing, management and processing functionality. We develop services that contain or incorporate the RSA BSAFE products and that relate to digital certificate-issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, software for customers to preview and forward digital certificate requests to them. RSA’s BSAFE product is a software tool kit that allows for the integration of encryption and authentication features into software applications.

With regard to our Payment Services business, we rely on proprietary software and technology covering many aspects of e-commerce transactions such as electronic funds transfers and multi-currency transactions. In addition, we have strategic relationships with third parties involved in e-commerce transactions, such as issuing banks and financial processors, and those agreements provide us with intellectual property rights with respect to performing those services.

With regard to our Naming and Directory Services business, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our registry service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses, including the conversion of internationalized domain names. We own our proprietary shared registration system through which competing registrars submit .com and .net second-level domain name registrations. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors.

With regard to our Communications Services Group, we offer a wide variety of services, including networking, database, and billing services, each of which are protected by trade secret, patents and/or patent applications. We have also entered into agreements with third-party providers and licensors.

Employees

As of December 31, 2003, we had approximately 2,500 full-time employees. Of the total, approximately 1,100 were employed in operations, approximately 600 in sales and marketing, approximately 300 in research and development and approximately 500 in finance and administration, including information services personnel. We have never had a work stoppage, and no U.S.-based employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, none of whom is bound by an employment agreement. Competition for qualified personnel in our industry and in some of our geographical locations is intense, particularly for software development personnel.

Segment Information

During 2003, we operated our business in three reportable segments: the Internet Services Group and the Communications Services Group, both of which are described above, and the Network Solutions business segment, through which we provided domain name registration, and value added services such as business e-mail, websites, hosting and other web presence services. Effective November 25, 2003, when we completed the sale of our Network Solutions business to Pivotal Private Equity, we realigned our operations into two service-based business segments consisting of the Internet Services Group and the Communications Services Group. Prior to 2003, we operated our business in two reportable segments: the Enterprise and Service Provider Division and the Mass Markets Division. Segment information based on our current organizational structures is set forth in Note 14 of Notes to Consolidated Financial Statements referred to in Item 8 below.

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

Our operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our enterprise security and communications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our registry services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	continued development of our direct and indirect distribution channels for our enterprise security and communications services, both in the U.S. and abroad;

•	a decrease in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of communications services;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the impact of price changes in our communications services, enterprise security services and payment services or our competitors’ products and services; and

•	general economic and market conditions as well as economic and market conditions specific to IP networks, telecommunications and Internet industries.

Our operating expenses may increase. If an increase in our expenses is not accompanied by a corresponding increase in our revenues, our operating results will suffer, particularly as revenues from some of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them, unlike our sales and marketing expenditures, which are expensed in full when incurred.

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

We were incorporated in April 1995, and began introducing our services in June 1995. We completed several acquisitions in 2000 and 2001, including our acquisitions of Network Solutions and Illuminet Holdings, and in February 2002 we completed our acquisition of H.O. Systems. In November 2003, we sold our Network Solutions domain name registrar business. Network Solutions, Illuminet Holdings and H.O. Systems operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the successful integration of acquired companies;

•	the use of the Internet and other Internet Protocol, or IP, networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in demand for our services;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

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

Registry services.    Seven new generic top-level domain registries, .aero, .biz, .coop, .info, .museum, .name and .pro, recently began accepting domain name registrations. ICANN has indicated that it plans to start a process to consider opening additional generic top-level domains. Since we do not act as a registry for these new top-level domains, we do not receive the annual registry fee for domain name registrations under these top-level domains. The commencement of registrations in these new top-level domains may reduce demand for .com and .net domain name registrations. If the new top-level domains reduce the demand for domain name registrations in .com and .net, our business could be materially harmed.

Communications services.    We face competition from large, well-funded regional providers of SS7 network services and related products, such as regional Bell operating companies, TSI and Southern New England Telephone, a unit of SBC Communication. Our wireless billing services compete with services offered by Boston Communications Group, Amdocs, Convergys Corporation and TSI. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with ours.

We expect that competition will increase in the near term, and that our primary long-term competitors may not yet have entered the market. Increased competition could result in pricing pressures, reduced margins or the failure of one or more of our services to achieve or maintain market acceptance, any of which could harm our business. Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, we may not be able to compete effectively.

Our communications services business depends on the acceptance of our SS7 network and the telecommunications market’s continuing use of SS7 technology.

Our future growth in our communications services business depends, in part, on the commercial success and reliability of our SS7 network. Our SS7 network is a vital component of our intelligent network services, which had been a significant source of revenues for our Illuminet, Inc. subsidiary. Our communications services business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network. In the future, we may not be successful in marketing our SS7 network or any new or enhanced services.

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

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our communications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our Communications Services Group. Consolidation in the telecommunications industry has led to the merging of many companies. Our business could be harmed if these mergers result in the loss of customers by our Communications Services Group. Furthermore, customers may choose to deploy internally developed communications technologies and services thereby reducing the demand for technologies and services offered by VeriSign which could harm our business.

Our business depends on the future growth of the Internet and adoption and continued use of IP networks.

Our future success depends, in part, on growth in the use of the Internet and IP networks. If the use of and interest in the Internet and IP networks does not grow, our business would be harmed. To date, many businesses and consumers have been deterred from utilizing the Internet and IP networks for a number of reasons, including, but not limited to:

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

A number of states, as well as the U.S. Congress, have been considering various initiatives that could permit sales and use taxes on Internet sales. If any of these initiatives are adopted, it could substantially impair the growth of electronic commerce and therefore hinder the growth in the use of the Internet and IP networks, which could harm our business.

Our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could suffer.

We target our security services at the market for trusted and secure electronic commerce and communications over IP and other networks. These are rapidly evolving markets that may not continue to grow.

Accordingly, the demand for our services is very uncertain. Even if the markets for electronic commerce and communications over IP and other networks grow, our services may not be widely accepted. The factors that may affect the level of market acceptance and, consequently, our services include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting electronic commerce and communications over IP networks.

If the market for electronic commerce and communications over IP and other networks does not grow or our security services are not widely accepted in the market, our business would be materially harmed.

Our inability to introduce and implement technological changes in our industry and successfully introduce new products and services could harm our business.

The emerging nature of the Internet, digital certificate, domain name registration and payment services markets, and their rapid evolution, require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. We must also introduce new services, as quickly as possible. The success of new services depends on several factors, including proper new service definition and timely completion, introduction and market acceptance. We may not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs. This could harm our business.

The communications network services industry is also characterized by rapid technological change and frequent new product and service announcements. Significant technological changes could make our technology obsolete. We must adapt to our rapidly changing market by continually improving the responsiveness, reliability and features of our network and by developing new network features, services and applications to meet changing customer needs. We cannot assure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share. We sell our SS7 network services primarily to traditional telecommunications companies that rely on traditional voice networks. Many emerging companies are providing convergent Internet protocol-based network services. Our future success could also depend upon our ability to provide products and services to these Internet protocol-based telephony providers, particularly if IP-based telephony becomes widely accepted.

New products and services developed or introduced by us may not result in any significant revenues. We must commit significant resources to develop new products and services before knowing whether our investments will result in products and services the market will accept. For example, our selection in January 2003 by EPCglobal, a not-for-profit standards organization, to operate the Object Naming Service as the root directory for the EPCglobal Network, may not increase our revenues in the foreseeable future. There can be no assurance that we will successfully identify new product and service opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services, or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive. Our inability to successfully market new products and services may harm our business.

Issues arising from our agreements with ICANN and the Department of Commerce could harm our registry business.

The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or

ICANN. As part of this transition, our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option. The term of the .net registry agreement extends at least until November 10, 2003 and possibly until June 30, 2005 provided certain specified criteria are met, at which time the .net registry services will be put out for competitive bid by ICANN, a process in which we will be allowed to participate. The .org registry agreement terminated on December 31, 2002, and the .org registry services were transitioned to a new registry operator selected by ICANN during 2003. We face risks from this transition, including the following:

•	ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role as the registry operator of the .com and .net top-level domains or that are inconsistent with our current or future plans;

•	the DOC or ICANN could terminate our agreements to be the registry for the .com or .net gTLDs if they find that we are in violation of our agreements with them;

•	if our agreements to be the registry for the .com or .net top-level domains are terminated, it could have an adverse impact on our business;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•	the DOC could revoke its recognition of ICANN, as a result of which the DOC would take the place of ICANN for purposes of the various agreements described above, and could take actions that are harmful to us;

•	the U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

•	our registry business could face legal or other challenges resulting from our activities or the activities of registrars.

On February 26, 2004, we announced that we had filed a lawsuit against ICANN in the Central District of California. The lawsuit alleges that ICANN overstepped its contractual authority and improperly attempted to regulate our business in violation of ICANN’s charter and its agreements with us. We cannot predict the affect this lawsuit will have on our relationship with ICANN.

Challenges to ongoing privatization of Internet administration could harm our domain name registry business.

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

For example, we are a defendant in four lawsuits filed since September 18, 2003, relating to our Site Finder service and we have temporarily suspended our Site Finder service in response to a formal request by ICANN in October 2003. As a result of these challenges, it may be difficult for us to introduce new services in our domain name registry business and we could also be subject to additional restrictions on how this business is conducted.

We have faced difficulties assimilating, and may incur costs associated with, acquisitions.

We made several acquisitions in the last five years and may pursue acquisitions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies we acquire. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

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

Additionally, there is risk that we may incur additional expenses associated with an impairment of a portion of goodwill and other intangible assets due to changes in market conditions for acquisitions. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further impairments of goodwill or other intangible assets.

Some of our investments in other companies have resulted in losses and may result in losses in the future.

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. During 2003, we recorded net losses due to investment impairments of $16.5 million. During 2002, we determined that the decline in value of some of our public and private equity security investments was other-than-temporary and recognized a net loss of $162.5 million related to the decline in value of these investments. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales or impairments of our investments.

In addition, as consideration for our sale of our Network Solutions domain name registrar business on November 25, 2003, we received a $40 million senior subordinated note from Network Solutions that matures over five years from the date of the closing of the sale. The note is subordinated to a term loan made by the senior lender to the Network Solutions business in the principal amount of $40 million as of the closing date. In addition to the promissory note, we also hold a 15% membership interest in the Network Solutions business. We may never be repaid for the amount owed under the promissory note and we may never realize any value from our membership interest.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and December 31, 2003, we grew from 26 to approximately 2,500 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

If we encounter system interruptions, we could be exposed to liability and our reputation and business could suffer.

We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	computer viruses or software defects; and

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, Providence, Rhode Island; Dulles, Virginia; Lacey, Washington; Overland Park, Kansas and Melbourne, Australia. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business.

In addition, our ability to issue digital certificates and our domain name registry services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our registrar customers to the shared registration system. These connections depend upon the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could decrease customer satisfaction, which could harm our business.

A failure in the operation of our domain name zone servers, the domain name root servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time.

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

Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, and attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our services. Such an occurrence could also result in adverse publicity and therefore, adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.

Our signaling and network services reliance on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

Our signaling and network services success will depend on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, MCI, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on six of the fifteen mated pairs of SS7 signal transfer points that comprise our network. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to the merging of many companies. These mergers may cause the availability, pricing and quality of the services we use to vary and could cause the length of time it takes to deliver the services that we use to increase significantly. We rely on links, equipment and software provided to us from our vendors, the most important of which are gateway equipment and software from Tekelec and Agilent Technologies, Inc. We cannot assure you that we will be able to continue to purchase equipment from these vendors on acceptable terms, if at all. If we are unable to maintain current purchasing terms or ensure product availability with these vendors, we may lose customers and experience an increase in costs in seeking alternative suppliers of products and services.

Capacity limits on our technology and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use.

If traffic from our telecommunication customers through our network increases, we will need to expand and upgrade our technology and network hardware and software. We may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

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

Further, our registry services business could be harmed if any of these volunteer operators fail to include or provide accessibility to the data that it maintains in the root zone servers that it controls. In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, as provided in our registry agreement with ICANN, it is required to ensure that the authoritative root will point to the top-level domain zone servers designated by us. If ICANN does not do this, our business could be harmed.

We must establish and maintain strategic and other relationships.

One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our enterprise security services and communications services than we would otherwise.

Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships, particularly in the use and promotion of IP networks for trusted and secure electronic commerce and communications, and on the ability of these parties to market our services successfully.

Furthermore, our ability to achieve future growth will also depend on our ability to continue to establish direct seller channels and to develop multiple distribution channels. Failure of one or more of our strategic relationships to result in the development and maintenance of a market for our services could harm our business. If we are unable to maintain our relationships or to enter into additional relationships, this could harm our business.

Some of our services have lengthy sales and implementation cycles.

We market many of our security services directly to large companies and government agencies and we market our communications services to large telecommunication carriers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our services can be lengthy, potentially lasting from three to six months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

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

Revenues from international subsidiaries and affiliates accounted for approximately 10% of our total revenues for the year ended December 31, 2003. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as all of our international revenues from VeriSign Japan, K.K. and VeriSign Australia Limited and our wholly-owned subsidiaries in South Africa and Europe are not denominated in U.S. Dollars;

•	difficulty of authenticating customer information for digital certificates, payment services and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting American interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

We also license third-party technology that is used in our products and services, to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. Our business could suffer if we lost the rights to use these technologies. A third-party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of our Internet infrastructure services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

We could become subject to claims of infringement of intellectual property of others, which could be costly to defend and which could harm our business.

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, we have had complaints filed against us in February 2001, September 2001 and June 2003 alleging patent infringement. (See Part I, Item 3, “Legal Proceedings.”)

Compliance with new rules and regulations concerning corporate governance may be costly and could harm our business.

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. For example, Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. In addition, the NASDAQ National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. It has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced coverage and incur substantially higher costs to obtain the reduced level of coverage. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

We depend on key personnel to manage our business effectively and may not be successful in attracting and retaining such personnel.

We depend on the performance of our senior management team and other key employees. Our success also depends on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the U.S. and abroad. In addition, our stringent hiring practices for some of our key personnel, which consist of background checks into prospective employees’ criminal and financial histories, further limit the number of qualified persons for these positions.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”), among other agencies and entities, is currently considering changes to U.S. GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have increased after tax loss by approximately $216 million, $222 million and $256 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, new regulations adopted by the NASDAQ Stock Market requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

ITEM 2.    PROPERTIES

VeriSign’s principal administrative, sales, marketing, research and development and operations facilities are located in Mountain View, California, Overland Park, Kansas, Providence, Rhode Island, Dulles, Virginia and Lacey, Washington. We own our headquarters complex in Mountain View, California. This complex includes five buildings with a combined area of approximately 395,000 square feet. We also own our communications services facility in Lacey, Washington. The remainder of our significant facilities are leased under agreements that expire at various dates through 2014.

VeriSign also leases other space for sales and support, and training offices in various locations throughout the United States. Internationally, we lease space in a number of different locations, including Tokyo, Japan; Kawasaki, Japan; Durbanville, South Africa; Geneva, Switzerland; Woluwe-St. Pierre, Belgium; Oslo, Norway; Buenos Aires, Argentina; Sao Paulo, Brazil; and Malmo, Sweden.

Major Locations	Approximate Square Footage	Use
United States:
455-685 East Middlefield Road Mountain View, California (owned)	395,000	Corporate Headquarters; Internet Services Group; and Communications Services Group

21345-21355 Ridgetop Circle Dulles, Virginia	160,000	Internet Services Group; and Corporate Services

4501 Intelco Loop S.E. Lacey, Washington (owned)	67,000	Communications Services Group

7400 West 129th Street Overland Park, Kansas	31,000	Communications Services Group

90 Royal Little Drive Providence, Rhode Island	21,000	Internet Services Group

Europe:
Blandonnet International Business Center 8, Chemin De Blandonnet CH-1217 Vernier Geneva, Switzerland	17,000	Corporate European Headquarters; Internet Services Group

Japan:
Nittobo Buildings 13F, 8-1 Yaesu, 2-chome Chuo-ku, Tokyo, 104-0028 Japan	15,200	VeriSign Japan K.K. Corporate Headquarters

We believe that our current facilities are sufficient for our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

As of January 31, 2004, VeriSign and Network Solutions, Inc., were defendants in approximately 10 active lawsuits involving customer contractual disputes over domain name registrations and related services. VeriSign completed the sale of its Network Solutions registrar business to Pivotal Private Equity on November 25, 2003. VeriSign retained liabilities, if any, associated with the 10 lawsuits referenced above.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware. Mr. Stambler alleged that VeriSign, and RSA Security, Inc., infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler sought a judgment declaring that the defendants had infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for alleged willful infringement, and attorney fees and costs. One defendant, Omnisky, Inc., subsequently declared bankruptcy and Mr. Stambler settled the case against three other defendants: Openwave Systems, Inc., Certicom Corp. and First Data Corporation before trial. The trial began on February 24 and concluded with a jury verdict on March 7, 2003. On March 7, 2003, the jury returned a unanimous verdict for RSA Security Inc. and VeriSign and against Mr. Stambler on the four remaining patent claims in suit. The court had ruled earlier in the case on two other claims, also finding in favor of VeriSign and RSA Security, Inc. On April 17, 2003, the Court entered final judgment for defendants VeriSign and RSA Security and against Mr. Stambler on all of his claims of patent infringement. On May 16, 2003, Mr. Stambler filed alternative motions with the trial court, seeking to overturn the judgment and obtain either judgment in his favor or a new trial. The District Court has now denied Mr. Stambler’s motions. Mr. Stambler has appealed the trial court’s final judgment against him to the U.S. Court of Appeals for the Federal Circuit.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint styled as a First Amended Complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN filed a second amended complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U. S. patent (No. 6,381,584) in addition to the two patents previously asserted. The second amended complaint dropped some of the originally-named defendants and added others. On August 27, 2003, Net MoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. In this complaint, NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, Citibank, BA Merchant Services, Wells Fargo Bank, American Express Financial Advisors, Cardservice Int’l. and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and recently filed an amended answer asserting, in addition, that the asserted patents are unenforceble due to inequitable conduct before the U.S. Patent and Trademark Office. Discovery has commenced. The complaint alleges that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. While we cannot predict the outcome of this matter, we believe that the allegations are without merit

On June 30, 2003, IDN Technologies, LLC filed a complaint alleging patent infringement against VeriSign in the United States District Court for the Northern District of California asserting infringement of U.S. patent no. 6,182,148 B1. IDN Technologies filed an amended complaint on August 6, 2003, alleging infringement of the same patent but adding an additional VeriSign service. VeriSign responded by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. The complaint alleges that certain VeriSign “software” that converts domain names in non-ASCII format into ASCII format infringes IDN Technologies’ patent. The complaint requests judgment in favor of IDN Technologies, a permanent injunction from infringement, treble damages, and attorneys’ fees and costs. Discovery in the case is now proceeding and is scheduled to close on January 19, 2005. The parties have exchanged infringement and invalidity contentions. The Markman hearing is currently scheduled for July 21, 2004, with trial on April 15, 2005. While we cannot predict the outcome of this matter, we believe the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint.

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

VeriSign is a defendant in four lawsuits filed since September 18, 2003, relating to VeriSign’s Site Finder service. Two of these lawsuits were brought by alleged competitors of VeriSign. The remaining suits, one class action suit and one representative suit, were filed on behalf of consumers and commercial Internet users. VeriSign has filed motions to dismiss the alleged competitor lawsuits. The courts have not yet ruled on VeriSign’s motions. VeriSign also has moved to dismiss the class action suit. In response to VeriSign’s motion, class plaintiffs amended their complaint. VeriSign’s response to the amended class action complaint is not yet due. VeriSign’s response to the representative suit also is not yet due. While we cannot predict the outcome of these cases, we believe the allegations are without merit.

VeriSign is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in our opinion will harm its business. VeriSign cannot assure that it will prevail in any litigation. Regardless of the outcome, any litigation may require VeriSign to incur significant litigation expense and may result in significant diversion of management attention.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of VeriSign as of February 27, 2004:

Name	Age	Position
Stratton D. Sclavos	42	President, Chief Executive Officer and Chairman of the Board of Directors
Dana L. Evan	44	Executive Vice President, Finance and Administration and Chief Financial Officer
Quentin P. Gallivan	46	Executive Vice President, Worldwide Sales and Services
Vernon L. Irvin	42	Executive Vice President, Communications Services
Robert J. Korzeniewski	46	Executive Vice President, Corporate and Business Development
Russell S. Lewis	49	Executive Vice President and General Manager, Naming and Directory Services
Judy Lin	39	Executive Vice President and General Manager, Security Services
Aristotle Balogh	39	Senior Vice President, Operations and Infrastructure
Benjamin M. Golub	35	Senior Vice President, Marketing and Corporate Affairs
James M. Ulam	47	Senior Vice President, General Counsel and Secretary

Stratton D. Sclavos has served as President and Chief Executive Officer and as a director of VeriSign since he joined VeriSign in July 1995. In December 2001, he was named Chairman of the Board of Directors. From October 1993 to June 1995, he was Vice President, Worldwide Marketing and Sales of Taligent, Inc., a software development company that was a joint venture among Apple Computer, Inc., IBM and Hewlett-Packard. From May 1992 to September 1993, Mr. Sclavos was Vice President of Worldwide Sales and Business Development of GO Corporation, a pen-based computer company. Prior to that time, he served in various sales and marketing capacities for MIPS Computer Systems, Inc. and Megatest Corporation. Mr. Sclavos serves as a director of Juniper Networks, Inc. and Intuit, Inc. Mr. Sclavos holds a B.S. degree in Electrical and Computer Engineering from the University of California at Davis.

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

Quentin P. Gallivan has served as Executive Vice President, Worldwide Sales and Services since April 1999. From October 1997 to April 1999, he served as Vice President of Worldwide Sales of VeriSign. From April 1996 to October 1997, he was Vice President for Asia Pacific and Latin America of Netscape, a software company. Prior to that time, from 1983 to March 1996, Mr. Gallivan was with General Electric Information Services, an electronic commerce services company, in several general management roles most recently as Vice President, Sales and Services for the Americas.

Vernon L. Irvin has served as Executive Vice President of Communications Services since June 2003. Prior to joining VeriSign, Mr. Irvin served as Executive Vice President of American Management Systems, Inc. (AMS), a business and IT consulting firm, since February 2002. From May 1999 until February 2002, Mr. Irvin served as a founding manager and president of BT Ignite, the broadband and Internet services business of British Telecommunications PLC. Mr. Irvin holds a B.S. degree in Information Systems from the University of Cincinnati in Ohio.

Robert J. Korzeniewski has served as Executive Vice President, Corporate and Business Development since joining VeriSign upon its acquisition of Network Solutions in June 2000. He served as Chief Financial Officer of Network Solutions from March 1996 to June 2000. Prior to joining Network Solutions, Mr. Korzeniewski held various senior financial positions at Science Application International Company from 1987 to March 1996. Mr. Korzeniewski serves as a director of Talk America Holdings, Inc. and Kintera, Inc. Mr. Korzeniewski is a certified public accountant and holds a B.S. degree in Business Administration from Salem State College.

Russell S. Lewis has served as Executive Vice President and General Manager, Naming and Directory Services since February 2002. From March 2000 to February 2002, he served as Senior Vice President, Corporate Development of VeriSign. Since August 1999, he has served as President of Lewis Capital Group, LLC, an investment firm. From 1994 to August 1999, he was President and Chief Executive Officer of TransCore, a supplier of electronic toll collections systems and advanced traffic management systems. Mr. Lewis serves as a director of Castle Energy Corporation and Delta Petroleum Corporation. Mr. Lewis holds an M.B.A. degree with a concentration in finance and marketing from Harvard School of Business and a B.A. degree in Economics from Haverford College.

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

Aristotle Balogh has served as Senior Vice President, Operations and Infrastructure since May 2002. From 1999 to 2002, Mr. Balogh served as Vice President of Engineering at VeriSign and Network Solutions. Prior to that, he held a variety of positions at Network Solutions. Prior to joining Network Solutions in 1998, Mr. Balogh held a variety of senior engineer and management roles at SRA Corporation, UPS’s Roadnet Technologies, and Westinghouse Electric Corporation. Mr. Balogh holds a B.S. degree in Electrical Engineering and Computer Science and an M.S.E. degree in Electrical and Computer Engineering from the Whiting School of Engineering at Johns Hopkins University.

Benjamin M. Golub has served as Senior Vice President of Marketing and Corporate Affairs for VeriSign since December 2003. Since joining VeriSign in 1997, he has served in a variety of management positions. Prior to joining VeriSign, Mr. Golub served in a number of product development, operations, and business development roles at such companies as Avid Technology. Inc. and Sun Microsystems, Inc. Mr. Golub is a CISSP, and holds an M.B.A. degree from Harvard Business School, a Masters degree in Public Administration from the Kennedy School of Government, and a B.A. degree in Public Policy from Princeton University.

James M. Ulam has served as Senior Vice President and General Counsel since October 2001, and as Vice President and General Counsel since joining VeriSign upon its acquisition of Network Solutions in June 2000, and as Secretary of VeriSign since November 2000. From October 1996 to June 2000, he served in a variety of positions for Network Solutions, including Corporate Counsel and Assistant General Counsel. Prior to joining Network Solutions, he was a Contracts Attorney for Science Application International Company from April 1995 until October 1996. Prior to that he was in the private practice of law at Wells, Moore, Stubblefield and Neeld from March 1994 to March 1995 and at Ott & Purdy from March 1992 until March 1994. Mr. Ulam holds a B.S. degree in Business Administration from the University of Maryland and a J.D. from the Mississippi College School of Law.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

VeriSign’s common stock is traded on the NASDAQ National Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low closing sales prices per share for our common stock as reported by the NASDAQ National Market:

	Price Range
	High	Low
Year ended December 31, 2004:
First Quarter (through February 27, 2004)	$20.93	$16.34
Year ended December 31, 2003:
Fourth Quarter	$17.25	$12.88
Third Quarter	15.84	12.41
Second Quarter	15.80	8.63
First Quarter	10.67	7.09
Year ended December 31, 2002:
Fourth Quarter	$10.59	$4.13
Third Quarter	8.79	4.83
Second Quarter	27.00	7.19
First Quarter	38.06	22.71

On February 27, 2004, there were 985 holders of record of our common stock although we believe there are in excess of 100,000 beneficial owners. On February 27, 2004, the reported last sale price of our common stock was $17.41 per share as reported by the NASDAQ National Market. Information on our equity compensation plans may be found in the section captioned “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders which information is incorporated herein by reference.

The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

•	general market and economic conditions and market conditions affecting technology and Internet stocks generally;

•	announcements of technological innovations, acquisitions or investments by us or our competitors;

•	developments in Internet governance; and

•	industry conditions and trends.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made several acquisitions over the last five years, each of which was accounted for as a purchase transaction. Accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition. We completed the sale of our Network Solutions domain name registrar business in November 2003. The results of Network Solutions’ operations are included in our consolidated financial statements through November 25, 2003, the closing date of sale.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,054,780	$1,221,668	$983,564	$474,766	$84,776
Net income (loss) (1)	(259,879)	(4,961,297)	(13,355,952)	(3,115,474)	3,955
Basic net income (loss) per share(1)	(1.08)	(20.97)	(65.64)	(19.57)	.04
Diluted net income (loss) per share(1)	(1.08)	(20.97)	(65.64)	(19.57)	.03

Consolidated Balance Sheet Data:
Total assets(1)	2,100,217	2,391,318	7,537,508	19,195,222	341,166
Long-term debt(2)	8,978	16,544	16,881	—	—
Stockholders’ equity(1)	1,383,653	1,579,425	6,506,074	18,470,608	298,359

(1)	Beginning fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and as a result, $5.0 billion of goodwill, net of accumulated amortization, including workforce in place that was subsumed into goodwill on the date of adoption, ceased to be amortized. The consolidated statements of operations include amortization of goodwill and workforce in place totaling $3.4 billion in 2001 and $3.0 billion in 2000. We recorded no amortization of goodwill and workforce in place in 1999.
(2)	The current portion of long-term debt payable is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1 “Business—Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2004. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign, Inc. is a leading provider of critical infrastructure services that enable Web site owners, enterprises, communications service providers, electronic commerce, or e-commerce, service providers and individuals to engage in secure digital commerce and communications. In 2003, our business consisted of three reportable segments: the Internet Services Group, the Communications Services Group and the Network Solutions domain name registrar business.

The economic environment during the first half of 2003 was challenging across all segments of our business, but began to improve in certain sectors during the third and fourth quarters. As the year progressed, we noted improved IT spending in the United States, Europe and Japan and saw a general rebound in e-commerce globally. These developments led to a return to growth in revenues and deferred revenues in our Internet Services Group’s security services, payment services and naming and directory services businesses. These trends were offset, however, by a continued deterioration in market share in our Network Solutions domain name registrar business due to ongoing competition from other accredited registrars. Further, the telecommunications industry had another difficult year due to an excess of capacity which resulted in increased pricing pressures for our Communications Services Group’s offerings and increased rates of business consolidation in the sector. Many second tier carriers continued to have financial difficulties and several telecommunications customers filed for bankruptcy during 2003. We were also unable to renew our contract with Dobson, a sizable wireless billing customer, due to its affiliation with another telecommunications provider utilizing a competitive system.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 70% of the revenues during 2003 were derived from the sale of web certificates, payment services, managed PKI services and registry services. In the Communications Services Group, over 75% of our revenues were derived from the sale of calling name services, billing services, SS7 connectivity and signaling services during 2003. As for our Network Solutions domain name registrar business, which we sold in late 2003, virtually all revenues for this business unit were derived from the sale of our domain name registration services.

During 2004, we expect to see continued, modest improvements in the level of IT and telecommunications spending and e-commerce activity in the United States, Europe and Japan. For the year, we anticipate a decline in VeriSign’s overall revenues due to the sale of our Network Solutions business, with moderate growth in revenues in the Internet Services Group and flat to moderate growth in revenues in the Communications Services Group.

Network Solutions Sale

On November 25, 2003, we completed the sale of our Network Solutions domain name registrar business to Pivotal Private Equity. We received approximately $98 million of consideration, consisting of approximately $58 million in cash and a $40 million senior subordinated note that bears interest at 7% per annum for the first three years, 9% per annum thereafter and matures five years from the date of closing. The principal and interest are due upon maturity. This note is subordinated to a term loan made by ABLECO Finance to the Network Solutions business in the principal amount of approximately $40 million as of the closing date. We retained a 15% equity stake in the Network Solutions business. We will not recognize any revenue from the Network Solutions business in the future and accordingly, we expect the sale of the business will result in a decline in pro-forma and U.S. GAAP net revenues of between $140 and $160 million in 2004 compared to 2003, and will reduce pro-forma operating profits between $12 and $20 million and U.S. GAAP operating losses between $90 million and $98 million in 2004 compared to 2003.

The Network Solutions business provides domain name registrations, and value added services such as business e-mail, websites, hosting and other web presence services. Approximately 580 former VeriSign employees are now employed by the Network Solutions business as a result of the transaction. In connection with the sale, we assigned the lease for our facility located in Drums, Pennsylvania to the purchaser and subleased certain facilities located in Herndon, Virginia to the purchaser.

VeriSign Japan K.K. initial public offering

In the fourth quarter of 2003, VeriSign’s majority owned consolidated subsidiary, VeriSign Japan K.K., completed an initial public offering of its common stock. Approximately $37.4 million was raised by VeriSign Japan K.K. from the initial public offering and through subsequent option exercises during the fourth quarter of 2003. VeriSign Japan K.K.’s shares began trading on the Tokyo Stock Exchange (“TSE”) on November 19, 2003 under the company code 3722.

Acquisitions

In October 2003, we completed our acquisition of UNC-Embratel, the clearinghouse division of Embratel, for approximately $16 million. UNC-Embratel provides call record tracking, clearing and settlement services for a majority of the mobile and fixed telecommunications carriers in Brazil. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price was allocated to tangible and intangible assets and the liabilities assumed based on their respective fair values on the date of acquisition. The results of UNC-Embratel’s operations are included in our consolidated financial statements from its date of acquisition.

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

We accounted for all of our acquisitions in 2003, 2002 and 2001 as purchase business combinations. Accordingly, the acquired companies’ revenues, costs and expenses have been included in our results of operations beginning with their dates of acquisition. Additionally, the results of operations of the Network Solutions domain name registrar business have been excluded from our consolidated results of operations since we finalized the sale of the business on November 25, 2003. As a result of our sale of the Network Solutions domain name registrar business in 2003, our acquisitions of H.O. Systems in February 2002 and Illuminet Holdings in December 2001, comparisons of revenues, costs and expenses for the year ended December 31, 2003 to the years ended December 31, 2002, and 2001 may not be relevant, as the businesses represented in the consolidated financial statements were not equivalent.

Subsequent events

On February 26, 2004, we successfully completed our acquisition of Guardent, a leading privately held provider of managed security services. We paid approximately $135 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign stock. The acquisition has been accounted for as a purchase transaction.

Prior to the sale of our Network Solutions domain name registrar business, VeriSign and Network Solutions were defendants in numerous lawsuits related to customer disputes over domain name registrations and related services. From January 1, 2004 through March 8, 2004, VeriSign resolved six lawsuits directly related to the Network Solutions business totaling approximately $10 million. This amount has been included in sale of business and litigation settlements on the accompanying consolidated statements of operations.

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, and deferred taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue recognition

During 2003, VeriSign derived its revenues from three reportable segments: (i) the Internet Services Group, which consists of the Security Services business and the Naming and Directory Services business. The Security Services business provides products and services that enable enterprises and organizations to establish and deliver secure Internet-based services to customer and business partners, and the Naming and Directory Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs; (ii) the Communications Services Group, which provides Signaling System 7, or SS7, network services, intelligent data base and directory services, application services and billing and payment services to wireline and wireless telecommunications carriers; and (iii) domain name registration services through the Network Solutions business segment, which VeriSign sold in November 2003. VeriSign’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, unless otherwise noted below. The revenue recognition policy for each of these categories is as follows:

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

We recognize revenues from issuances of digital certificates and business process licensing to VeriSign Affiliates in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. We define each of these four criteria as follows:

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

The fee is fixed or determinable.    It is our policy to not provide customers the right to a refund of any portion of their paid license fees. We may agree to payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

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

During 2003, revenues for all VeriSign Affiliates represented approximately 2% of consolidated revenues.

Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”) of fair value. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenues to PCS and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9.

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

Revenues from managed security services primarily consist of a set-up fee and a monthly service fee for the managed security service. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, revenues from set-up fees are deferred and recognized ratably over the period that the fees are earned. Revenues from the monthly service fees are recognized in the period in which the services are provided. Our revenue recognition policies are in accordance with SAB No. 101, as amended by SAB No. 104, unless otherwise noted.

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

Communications Services

Revenues from communications services are comprised of network connectivity, intelligent network services, wireless billing and customer care services and clearinghouse services. Network connectivity revenues are derived from establishing and maintaining connection to our SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Revenues from prepaid wireless account management services and unregistered wireless roaming services are based on the revenue retained by us and recognized in the period in which such calls are processed on a per-minute or per-call basis. Revenues from wireless billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by our wireless carrier customers.

Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse services revenues are earned based on the number of messages processed. Included in prepaid expenses and other current assets are amounts due from customers that are related to our telecommunications services for third-party network access, data base charges and clearinghouse toll amounts that have been invoiced and remitted to the customer.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. To date our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2003, the allowance for doubtful accounts represented 14% of total accounts receivable. A change of 1% in our estimate would amount to approximately $1 million.

Valuation of long-lived intangible assets including goodwill

Our long-lived assets consist primarily of goodwill, other intangible assets and property and equipment. We review, at least annually, goodwill resulting from purchase business combinations for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset.

Recoverability of long-lived assets other than goodwill is measured by comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and other intangible assets, net of accumulated amortization, totaled $618 million at December 31, 2003, which was comprised of $401 million of goodwill and $217 million of other intangible assets. Other intangible assets include customer relationships, technology in place, and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets including goodwill. Based on these measurements, we recorded impairment charges of approximately $123 million and $4,611 million during 2003 and 2002, respectively. Additionally, the agreement we entered into to sell our Network Solutions business triggered an evaluation of the carrying value of goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, we determined that the carrying value exceeded the fair value of Network Solutions’ goodwill. As a result we recorded an additional impairment of goodwill of approximately $30 million in the third quarter of 2003.

Restructuring

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. The plan resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. As a result of the 2003 restructuring plan, and in conformity with SFAS No. 146 and SFAS No. 112, we incurred restructuring and other charges amounting to approximately $54.2 million in the fourth quarter of 2003.

In April 2002, we initiated plans to restructure our operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other charges. As a result of this plan, in conformity with SEC Staff Accounting Bulletin (“SAB”) No. 100 and EITF Issues No. 94-3 and 88-10, we recorded restructuring and other charges of $20.5 million during 2003 and $88.6 million during 2002.

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

Results of Operations

We had net losses for fiscal 2003 of approximately $260 million, a decrease of $4,701 million compared to our losses in fiscal 2002. Our net losses were due primarily to the charges we have incurred for the amortization and impairment of acquired goodwill and other intangible assets related to our acquisitions and restructuring charges. The reduction in net losses for 2003 compared to 2002 is the result primarily of a decrease in the amounts amortized and impaired. A comparison of the amounts of goodwill and other intangible assets amortized and impaired and restructuring charges in 2003, 2002 and 2001 is presented below.

	2003	2002	2001
	(Dollars in thousands)
Goodwill and other intangible assets	$335,505	$4,894,714	$13,569,653
Restructuring	$74,633	$88,574	$—

Partially offsetting the reduction in amounts amortized and impaired was a decline in revenues of $166.9 million, or 14%, for 2003 compared to 2002. The decrease in revenues principally reflects declining revenues of approximately $99.4 million, or 32%, from the Network Solutions domain name registrar business and approximately $88.5 million, or 17%, from our Internet Services Group for 2003 compared to 2002. These revenue declines were partially offset by an increase of revenues of approximately $21.0 million, or 5%, from our Communications Services Group for 2003 compared to 2002.

As of December 31, 2003, we had an accumulated deficit of approximately $21.7 billion, primarily due to the amortization and impairment of goodwill and other intangible assets of approximately $22.0 billion related to our acquisitions. Amortization of other intangible assets is expected to be approximately $58.4 million in 2004, including the impact of all acquisitions through December 31, 2003, and assuming no other future acquisitions or impairment charges.

The following is a discussion of revenues for each of VeriSign’s segments:

Revenues

In 2003, we had three reportable segments: Internet Services Group, Communications Services Group and Network Solutions. A comparison of revenues for the years ended December 31, 2003, 2002 and 2001 is presented below.

	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Internet Services Group	$436,216	(17)%	$524,765	4%	$504,946
Communications Services Group	406,745	5%	385,734	3,217%	11,629
Network Solutions	211,819	(32)%	311,169	(33)%	466,989

Total revenues	$1,054,780	(14)%	$1,221,668	24%	$983,564

Total revenues decreased 14% in 2003, compared to 2002, due to a 32% decrease in Network Solutions revenues and a 17% decrease in Internet Services Group revenues partially offset by a 5% increase in Communications Services Group revenues. Total revenues increased 24% in 2002, compared to 2001, consisting of a 3,217% increase in Communications Services Group revenues and a 4% increase in Internet Services Group revenue partially offset by 33% decrease in Network Solutions revenues.

Internet Services Group

Internet Services Group revenues decreased $89 million, or 17% in 2003 compared to 2002 due to a decline in Security Services revenues of approximately $123 million resulting from the discontinuation of third party product sales and related consulting and support services and a decline in revenues from VeriSign Affiliates of $19 million. The decreases in revenues were partially offset by an increase in revenues of $10 million for payment services, an increase in PKI and SSL certificate revenues of $23 million and an increase in Naming and Directory Services revenues of $21 million. At the end of 2003, Naming and Directory Services, as the exclusive registry of domain names within the .com and .net gTLDs and certain ccTLDs, had an active base of approximately 30.4 million domain names under management, compared to approximately 25.8 million names at the end of 2002.

Revenues for our Internet Services Group increased slightly in 2002, as compared to 2001, due to growth in the number of online merchants using our payment services and growth in the total number of domain names under management by our registry services.

The following table shows a comparison of the approximate installed base of Web site digital certificates at the end of each of the last three years:

	December 31, 2003	% Change	December 31, 2002	% Change	December 31, 2001
Installed base of Web site digital certificates	384,000	(2)%	392,000	7%	366,000

The following table shows a comparison of total domain names under management ending in .com and .net by our Naming and Directory Services business and the approximate number of active online merchants in our payment services business at the end of each of the last three years:

	December 31, 2003	% Change	December 31, 2002	% Change	December 31, 2001
Domain names under management ending in .com and .net	30.4 million	18%	25.8 million	(2)%	26.3 million
Active online merchants	102,000	23%	83,000	36%	61,000

Communications Services Group

Communications Services Group revenues increased $21.0 million, or 5%, in 2003, as compared to 2002 as a result of an increase in billing and payment services revenues of $18.2 million and an increase in SS7 signaling and connectivity revenues of $1.0 million. These increases were partially offset by a decline in caller name revenues of $2.2 million. At the end of 2003, we had 1,177 communications services customers compared to 1,035 customers at the end of 2002.

Communications Services Group revenues increased $374 million in 2002, as compared to 2001 primarily due to our acquisitions of Illuminet Holdings in December 2001, and H.O. Systems in February 2002.

The following table shows a comparison of the approximate number of daily database queries and the number of communications services customers as of the end of each year presented:

	December 31, 2003	% Change	December 31, 2002	% Change	December 31, 2001
Daily database queries	8.6 billion	16%	7.4 billion	19%	6.2 billion
Communications services customers	1,177	14%	1,035	7%	966

Network Solutions

Network Solutions revenues declined $99 million, or 32%, in 2003 compared to 2002 principally due to weaker demand for new domain name registrations and a decline in total domain names under management. Active domain names under management were approximately 8.2 million names as of November 25, 2003, the date we sold Network Solutions, compared to 9.3 million at December 31, 2002. In addition, the revenue decline reflects the completion of the sale of the Network Solutions domain name registrar business on November 25, 2003 which resulted in 329 days of consolidated revenues for 2003 compared to a full year in 2002. The sale of Network Solutions on November 25, 2003 is estimated to have represented approximately $15 to $20 million of the $99 million decrease in revenues in 2003 compared to 2002. We will not recognize any revenue from the Network Solutions business in the future and accordingly, we expect the sale of the business will result in a decline in pro-forma and U.S. GAAP net revenues of between $140 and $160 million in 2004 compared to 2003, and will reduce pro-forma operating profits between $12 and $20 million and U.S. GAAP operating losses between $90 million and $98 million in 2004 compared to 2003.

In 2001, Network Solutions experienced a decrease in the number of new names and the non-renewal of names paid for, which contributed to a decline in deferred revenue in 2002 as compared to 2001, resulting in a decrease in revenues recognized in 2002, as compared to 2001.

International revenues

Revenues from our international subsidiaries increased $24.0 million, or 41% in 2003 compared to 2002 due primarily to increased web certificate and managed PKI sales in Europe and Asia. Revenues from our VeriSign Affiliates decreased $19.1 million, or 47% in 2003 compared to 2002 due primarily to a decline in the number of new licensing agreements entered into with, and in royalty payments received from, VeriSign Affiliates. Our direct international sales primarily consist of direct sales to international communication services customers. In 2003, we began transitioning our international strategy in certain larger European markets to move from a distribution model through our VeriSign Affiliates to a direct distribution model through our international subsidiaries. The result was an increase in web certificates sold internationally in 2003 compared to 2002. Revenues from our international subsidiaries increased $19.9 million, or 51% in 2002 compared to 2001 due primarily to web certificate and managed PKI services growth in Europe and Asia. Revenues from VeriSign Affiliates decreased $42.7 million, or 51% in 2002 compared to 2001 due primarily to a decline in new licensing agreements resulting in lower royalty revenues.

On a percentage basis, revenues from our international subsidiaries accounted for 8% of total revenues in 2003, 5% in 2002, and 4% in 2001. Revenues from our VeriSign Affiliates accounted for 2% of total revenues in 2003, 3% in 2002, and 8% in 2001. Revenues from direct international sales accounted for 1% of total revenues in 2003, 1% in 2002 and less than 1% in 2001. The increase in revenues from international subsidiaries on a percentage basis in 2003 compared to 2002 was primarily due to the decline in revenues for the Network Solutions registrar business and to the disposition of the business in November 2003 as Network Solutions’ revenues were attributed to the United States because it is impracticable to determine the country of origin for domain name registration revenues. The decrease in revenues from VeriSign Affiliates on a percentage basis in 2003 compared to 2002 was primarily due to the decline in VeriSign Affiliate revenues from $40.2 million in 2002 to $21.2 million in 2003.

The percentage decrease in revenues from international subsidiaries and VeriSign Affiliates in 2002 compared to 2001 was primarily due to the acquisitions of Illuminet Holdings in December 2001 and H.O. Systems in February 2002 whose revenues are derived principally from customers located in the United States. Additionally, a decline in the number of new licensing agreements entered into with, and royalty payments received from, VeriSign Affiliates resulted in a decrease in international revenues in 2002 of $42.7 million partially offset by increased in revenues from international subsidiaries of $19.9 million and an increase in direct international sales of $6.9 million.

The following table shows a comparison of our international revenues as of the end of each year presented:

	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
International subsidiaries	$82,731	41%	$58,709	51%	$38,793
VeriSign Affiliates	21,156	(47)%	40,228	(51)%	82,899
Direct international sales	8,980	28%	7,000	4,865%	141

Total international revenues	$112,867	7%	$105,937	(13)%	$121,833

Percent of total revenues	11%		9%		12%

As a result of our decision to transition our international strategy in certain larger markets in Europe from a distribution model through the VeriSign Affiliates to a direct distribution model through its international subsidiaries, and as a result of the sale of the Network Solutions domain name registrar business whose revenues were attributed to the United States, we expect international revenues will increase to 12% to 15% of total revenues in 2004.

Costs and Expenses

Operating costs and expenses decreased by $4,740 million, or 79%, to $1,283 million during fiscal 2003 compared with the prior year. The decrease was primarily due to a decrease in the charges we incurred for the amortization and impairment of acquired goodwill and other intangible assets related to our acquisitions. Amortization and impairment charges totaled approximately $336 million in 2003 compared to $4,895 million in 2002. Also contributing to the decline in operating expenses were decreases in cost of revenues of $125.2 million, sales and marketing expenses of $52.8 million and restructuring and other charges of $13.9 million in 2003 compared to 2002.

We announced plans to restructure our business in April of 2002 and again in October of 2003. As a result of these restructuring plans, and as a result of the sale of our Network Solutions business, we have experienced a significant reduction in overall costs in 2003 compared to 2002, including a reduction in labor and benefit costs.

The following table shows a comparison of our employee headcount by function as of the end of each year presented:

	December 31, 2003	% Change	December 31, 2002	% Change	December 31, 2001
Employee headcount:
Cost of revenues	1,136	(24)%	1,500	10%	1,366
Sales and marketing	552	(20)%	693	(25)%	924
Research and development	269	(32)%	398	18%	337
General and administrative	514	(15)%	602	(7)%	644

Total	2,471	(23)%	3,193	(2)%	3,271

Excluding the effects of any future acquisitions or dispositions, we expect our employee headcount to increase slightly in 2004 across all business units and corporate services. As a result of our acquisition of Guardent, Inc., which closed on February 26, 2004, we added approximately 160 employees to our employee headcount. The sale of our Network Solutions business in November 2003 resulted in a headcount reduction in cost of revenues of 436 employees, sales and marketing of 87 employees, and general and administrative of 54 employees for a total of reduction of 577 employees.

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

A comparison of cost of revenues for the years ended December 31, 2003, 2002 and 2001 is presented below.

	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Cost of revenues	$446,207	(22)%	$571,367	66%	$343,721
Percentage of revenues	42%		47%		35%

On an absolute dollar basis cost of revenues decreased $125.2 million in 2003, as compared to 2002. The primary reason for this decrease was due to our transition out of the third-party product reseller and the third-party product training businesses. This transition accounted for a decrease of approximately $105.9 million. Also, labor and benefits costs decreased approximately $9.6 million in 2003, as compared to 2002, due to a reduction in employee headcount related to our restructuring plans announced in 2002 and 2003. Contract and professional services fees declined approximately $12.0 million in 2003, as compared to 2002, due primarily to a discontinuation in 2003 of certain outsourced customer service centers for our Network Solutions registrar business.

As a percentage of revenues, cost of sales decreased modestly during 2003 compared to 2002 primarily due to our transition out of the third-party product reseller and the third-party product training businesses, which typically have higher costs and lower margins than our internal products and services. Additionally, fixed labor and benefit costs declined as a result of the reduction in employee headcount in 2003 relating to our restructuring plans.

Growth of revenues was the primary factor in the increase of cost of revenues on an absolute dollar basis in 2002 as compared to 2001. We acquired Illuminet Holdings in December 2001 and H.O. Systems in February 2002, which added significant cost of revenues during 2002. We incurred increased expenses for access to third-party databases to verify digital certificate applicants’ identities, increased customer service costs related to our larger customer base and increased expenses related to the cost of hardware and software products resold to customers as part of our consulting business. Registry fees, third-party fees, other direct costs, and labor are our largest expense categories for cost of revenues. The acquisition of Illuminet Holdings resulted in an increase in labor expenses of $35.4 million in 2002 and an increase of $124.5 million for third-party fees and other direct costs. Additionally, depreciation expenses in cost of revenues increased due to the Illuminet acquisition by $31.3 million in 2002 compared to 2001. While overall our cost of revenues increased, we reduced outside consulting costs by $10.4 million in 2002 from 2001 due to a company-wide cost reduction effort. Future acquisitions, further expansion into international markets and introduction of new products may result in additional increases in cost of revenues, due to the hiring of additional personnel and related expenses and other factors.

Cost of revenues as a percentage of revenues increased significantly during 2002 compared to 2001 due to the inclusion of a full year of activity from our Illuminet Holdings acquisition and due to over 10 months of activity from our H.O. Systems acquisition. Our communications services businesses have different cost structures than our other businesses resulting in an increase in cost of revenues as a percentage of revenues since their acquisitions.

Certain of our services, such as consulting and training, require greater initial personnel involvement and therefore have higher costs than other types of services. In addition, revenues derived from our authentication services, domain name registration services, registry services, payment services, and our communications services each have different cost structures and our overall cost of revenues may fluctuate as these businesses mature. We anticipate that our overall cost of revenues as a percentage of revenues will decrease modestly in 2004 due to the sale of the Network Solutions domain name registrar business whose cost of revenues as a percentage of revenues was generally higher than our other businesses.

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

A comparison of sales and marketing expenses for the years ended December 31, 2003, 2002 and 2001 is presented below.

	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Sales and marketing	$195,330	(21)%	$248,170	(4)%	$259,585
Percentage of revenues	19%		20%		26%

Sales and marketing expenses decreased approximately $52.8 million on an absolute dollar basis and as a percentage of revenues in 2003 compared to 2002 due to a reduction in advertising and marketing spending and a reduction in labor and benefit costs. Advertising and marketing expenses decreased approximately $22.5 million in 2003 due to a significant reduction in Network Solutions marketing campaigns during 2003. Labor and benefits costs decreased approximately $19.8 million in 2003 related to a reduction in employee headcount associated with our restructuring plans. Additionally, contract and professional services expenses decreased approximately $6.6 million due to an overall reduction in sales and marketing service contracts in 2003. Travel expenses decreased approximately $1.8 million in 2003 due to reduced employee headcount and an overall decrease in international travel as a result of safety concerns stemming from health and terrorism alerts. As a percentage of revenues, sales and marketing expenses declined slightly in 2003 compared to 2002 due to a decrease in advertising and marketing spending in 2003 compared to 2002.

Sales and marketing expenses decreased on an absolute dollar basis and as a percentage of revenues in 2002 from 2001 primarily due to a substantial reduction in expenditures for advertising and related promotional activities, particularly with respect to Network Solutions, and from a decrease in allocated lease expenses. Advertising and related promotional expenditures declined by over $44.7 million due to a heightened effort to control spending in conjunction with our restructuring plan announced in April 2002. In an effort to decrease the use of external vendors for sales and marketing efforts, we increased our internal labor expenses during 2002. This increase partially offsets the savings noted above. The decrease in allocated lease expenses is a result of our purchase of our headquarters complex in Mountain View, California in October of 2001. On an absolute dollar basis, our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively, partially offset the decrease in spending for advertising and related promotional activities and allocated lease expenses during 2002. These acquisitions resulted in an additional $12.1 million of sales and marketing labor expenses for 2002 as compared to 2001. Additionally, we incurred increased depreciation expense during 2002 compared to 2001 due to the depreciation of our headquarters facility and other property and equipment expenditures during 2002.

We have continued to realize a decline in sales and marketing expenses in absolute dollars and as a percentage of revenues over the three-year period presented. This is primarily due to the increase in recurring revenues from existing customers, which tend to have lower retention costs, the restructuring plans we have put into place in 2003 and 2002, the sale of our Network Solutions business in 2003 and an increase in productivity of our direct and inside sales forces. In 2004 we expect sales and marketing expenses to decrease on an absolute dollar basis and to remain unchanged on a percentage of revenues basis as a result of the sale of our Network Solutions business.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the years ended December 31, 2003, 2002 and 2001 is presented below.

	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Research and development	$55,806	15%	$48,353	(38)%	$78,134
Percentage of revenues	5%		4%		8%

Research and development expenses increased slightly in both absolute dollars and as a percentage of revenues in 2003 compared to 2002. The absolute dollar increase of approximately $7.5 million was primarily a result of increased spending of approximately $3.6 million in the Communications Services Group. Additionally, the Naming and Directory Services Group had increased equipment, software and depreciation expenses related to the development of new products and services of approximately $2.0 million.

As a percentage of revenues, research and development expenses increased due to the increase in overall spending in 2003 compared to 2002 and due to a decrease in revenues in 2003 compared to 2002.

Research and development expenses decreased in 2002 from 2001 in absolute dollars and as a percentage of revenues. The absolute dollar decrease is related to a substantial decrease in allocated lease expenses resulting from our purchase of our headquarters complex in Mountain View, California in October 2001, and from benefits realized as a result of our restructuring plan. Additionally, during 2001, we incurred overall higher expenses for the design, testing and deployment of our security service offerings as compared to 2002.

We believe that timely development of new and enhanced services and technologies are necessary to maintain our position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses to increase modestly in absolute dollars and on a percentage of revenues basis in the future. To date, we have expensed all research and development expenditures as incurred.

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

A comparison of general and administrative expenses for the years ended December 31, 2003, 2002 and 2001 is presented below.

	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
General and administrative	$168,380	(2)%	$172,123	20%	$143,297
Percentage of revenues	16%		14%		15%

General and administrative expenses decreased approximately $3.7 million on an absolute dollar basis in 2003 compared to 2002 due to a decrease in bad debt expense partially offset by increases in contract and professional services, higher labor and benefit costs, increased depreciation expenses and additional legal expenses. Bad debt expense decreased approximately $36.7 million in 2003 due to increased focus on collection activities.

The following table shows a comparison of our bad debt expense for 2003, 2002 and 2001 and our days sales outstanding (“DSO”) as of the end of the years presented:

	2003	Change		2002	Change		2001
	(Dollars in thousands)
Bad debt expense	$6,055	(86)%		$42,712	59%		$26,910
DSO	34 days	(18	) days	52 days	(22	) days	74 days

We expect DSO will be in the 40 to 50 day range throughout 2004. The expected increase results from the sale of the Network Solutions business whose DSO was lower than our other business units.

The decrease in general and administrative costs in 2003 was partially offset by increases in legal expenses of approximately $7.4 million as a result of defending various lawsuits, particularly lawsuits related to the Network Solutions business, and contract and professional services of approximately $6.1 million primarily due to the development of a companywide strategic planning methodology, tax services and increased expenses related to Sarbanes-Oxley compliance. Additionally, depreciation increased $5.9 million as a result of capital expenditures to upgrade our business systems and labor and benefits increased approximately $5.8 million due to higher benefit costs. Also, we incurred increased occupancy expenses of approximately $2.1 million in 2003 due to the expansion of a facility in Virginia and increases in business insurance, licenses and property taxes of $3.7 million.

As a percentage of revenues, general and administrative expenses increased in 2003 due primarily to the decrease in revenues in 2003 compared to 2002.

General and administrative expenses increased in 2002 from 2001 on an absolute dollar basis primarily due to our acquisitions of Illuminet Holdings and H.O. Systems in December 2001 and February 2002, respectively. These acquisitions resulted in a net increase in general and administrative expenses of $23.3 million during 2002, of which $9.0 million was labor expenses. In addition, bad debt expense increased to $42.7 million in 2002 compared to $26.9 million in 2001, primarily as a result of the continued deterioration in the overall economy. Legal expense increased by $3.2 million for 2002 and insurance costs increased $1.9 million primarily due to an increase in renewal premium rates in 2002 as compared to 2001. Depreciation expense increased modestly during 2002 resulting from the depreciation of our headquarters facility and other property and equipment expenditures during 2002. Increases in our general and administrative expenses were partially offset by decreases in lease expenses resulting from the purchase of our headquarters complex in Mountain View, California in October 2001, and the benefits realized from our restructuring plan announced in April 2002. These benefits included reduction in general and administrative outside consulting expenses of $13.4 million and travel expenses of $2.1 million for 2002. The decrease in general and administrative expenses as a percentage of revenues in 2002 compared to 2001 is due to the fact that consolidated revenues increased at a faster rate than general and administrative expenses over the same periods as a result of our acquisitions of Illuminet Holdings and H.O. Systems.

We anticipate that general and administrative expenses will decrease on an absolute basis in 2004 due to the sale of the Network Solutions domain name registrar business.

Restructuring and Other Charges

2003 Restructuring Plan

In October 2003, we announced a restructuring initiative related to the sale of our Network Solutions business and the realignment of other business units. The initiative resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment and other charges. As a result of the 2003 restructuring plan, and in conformity with SFAS No. 146 and SFAS No. 112, we incurred restructuring and other charges amounting to approximately $54.2 million in the fourth quarter of 2003.

Workforce reduction.    The 2003 restructuring plan resulted in a workforce reduction of approximately 100 employees in the fourth quarter of 2003. We recognized workforce reduction charges of approximately $5.7 million in the fourth quarter of 2003, relating primarily to severance and fringe benefits.

Excess facilities.    We recorded charges of approximately $28.3 million during the fourth quarter of 2003 for excess facilities located in the United States and Europe that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If sublease rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate by an additional $26 million over the next eleven years related to the 2003 restructuring plan.

Exit costs.    We recorded other exit costs primarily relating to the realignment of our Communications Services business. These charges totaled approximately $1.0 million during the fourth quarter of 2003.

Other charges.    Property and equipment that was disposed of or abandoned in the fourth quarter of 2003, but not related to the sale of the Network Solutions business, resulted in a net charge of approximately $18.4 million and consisted primarily of obsolete telecommunications computer software and other equipment. Additionally, other costs not related to the sale of Network Solutions amounted to $0.7 million in the fourth quarter of 2003

Restructuring and other charges recorded during the year ended December 31, 2003 relating to the 2003 restructuring plan are as follows:

Year Ended December 31, 2003
(In thousands)
Workforce reduction	$5,724
Excess facilities	28,303
Exit costs	1,039

Subtotal	35,066
Other charges	19,086

Total restructuring and other charges	$54,152

As of December 31, 2003, the accrued liability associated with the 2003 restructuring plan was $32.4 million and consisted of the following:

	Restructuring Charges	Non-Cash Restructuring Charges	Cash Payments	Accrued Restructuring Costs at December 31, 2003
	(In thousands)
Workforce reduction	$5,724	$—	$(328)	$5,396
Excess facilities	28,303	—	(1,911)	26,392
Exit costs	1,039	—	(1,039)	—

Sub-total	35,066	—	(3,278)	31,788
Other charges	19,086	(18,374)	(148)	564

Total restructuring and other charges	$54,152	$(18,374)	$(3,426)	$32,352

Included in current portion of long-term restructuring				$11,835

Included in long-term restructuring				$20,517

2002 Restructuring Plan

In April 2002, we announced plans to restructure our operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other charges. As a result of this plan, in conformity with SEC Staff Accounting Bulletin (“SAB”) No. 100 and EITF Issues No. 94-3 and 88-10, we recorded restructuring and other charges of $20.5 million during 2003 and $88.6 million during 2002.

Workforce reduction.    Our 2002 restructuring plan resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. Workforce reduction charges of approximately $1.5 million and $6.2 million were recorded in 2003 and 2002, respectively, relating primarily to severance and fringe benefits.

Excess facilities.    We recorded charges of approximately $8.7 million and $29.7 million during 2003 and 2002, respectively, for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. If sublease rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate by an additional $2 million over the next five years relating to the 2002 restructuring plan.

Exit costs.    We recorded other exit costs consisting of the write-off of prepaid license fees associated with products that were originally intended to be incorporated into our product offerings but were subsequently abandoned as a result of the decision to restructure. These charges totaled approximately $1.0 million during 2003 and $9.0 million during 2002.

Other charges.    As part of our efforts to rationalize, integrate and align resources, we also recorded other charges of $9.2 million during 2003, including $10.9 million paid for the termination of a lease and $9.3 million for the write-off of computer software. We recorded other charges of $18.6 million during 2002 relating primarily to the write-off of prepaid marketing assets associated with discontinued advertising. Property and equipment that was disposed of or abandoned resulted in a net charge of approximately $25.0 million during 2002 and consisted primarily of computer software, leasehold improvements, and computer equipment.

Restructuring and other charges, net of adjustments, recorded during the years ended December 31, 2003 and 2002 associated with the 2002 restructuring plan are as follows:

	Year Ended December 31,
	2003	2002
	(In thousands)
Workforce reduction	$1,545	$6,207
Excess facilities	8,694	29,689
Exit costs and other charges	1,014	9,040

Subtotal	11,253	44,936
Other charges	9,228	43,638

Total restructuring and other charges	$20,481	$88,574

As of December 31, 2003, the accrued liability associated with the 2002 restructuring plans was $16.2 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2002	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring Charges	Non-Cash Restructuring Charges	Cash Payments	Accrued Restructuring Costs at December 31, 2003
	(In thousands)
Workforce reduction	$113	$1,545	$—	$1,545	$—	$(1,605)	$53
Excess facilities	23,512	8,694	—	8,694	—	(16,701)	15,505
Exit costs	210	1,014	—	1,014	—	(563)	661

Sub-total	23,835	11,253	—	11,253	—	(18,869)	16,219
Other charges	—	20,163	(10,935)	9,228	(9,228)	—	—

Total restructuring and other charges	$23,835	$31,416	$(10,935)	$20,481	$(9,228)	$(18,869)	$16,219

Included in current portion of long-term restructuring	$7,077						$6,496

Included in long-term restructuring	$16,758						$9,723

Reversals and adjustments to restructuring and other charges of $10.9 million in 2003 is the result of an assignment of a building lease in the United Kingdom to an unrelated third party and due to a favorable re-negotiation of a building lease in Herndon, VA.

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms the longest of which extends through 2014.

Future cash payments and anticipated sublease income, related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2004	$16,215	$(4,558)	$11,657
2005	14,048	(4,594)	9,454
2006	9,354	(3,157)	6,197
2007	7,307	(3,894)	3,413
2008	5,536	(3,428)	2,108
Thereafter	26,054	(16,986)	9,068

	$78,514	$(36,617)	$41,897

Cost savings resulting from our restructuring plans, not including other cost savings efforts, were estimated to have been $55 to $60 million in 2003 and are estimated to be approximately $25 to $30 million in 2004.

Amortization and impairment of goodwill and other intangible assets

In 2003, in accordance with Statement of Accounting Standards (SFAS) No. 142 and SFAS No. 144, we recorded amortization and impairment of acquired goodwill and other intangible assets related to acquisitions of approximately $336 million compared to $4,895 million in 2002. The decrease in amounts amortized and impaired in 2003 compared to 2002 was due primarily to our 2002 annual test for impairment which resulted in the impairment to goodwill and other intangible assets of approximately $4,611 million. Excluding impairment write-downs of goodwill and other intangible assets, amortization expense was approximately $182 million in 2003 compared to $284 million in 2002. Amortization of other intangible assets is expected to be approximately $58.4 million for 2004, including the impact of all acquisitions through December 31, 2003, and assuming no other future acquisitions or impairment charges.

Our annual test for impairment of goodwill and other intangible assets in 2003 resulted in an impairment of the net book value as follows:

	Internet Services Group	Communications Services Group	Network Solutions	Total Segments
	(In thousands)
Goodwill	$18,697	$20,034	$12,954	$51,685
Technology in place	—	27,499	—	27,499
Customer lists	—	44,035	—	44,035

	$18,697	$91,568	$12,954	$123,219

Additionally, the sale of our Network Solutions business segment in 2003 triggered an evaluation of the carrying value of goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, we determined that the carrying value exceeded the fair value of Network Solutions’ goodwill. As a result we recorded an impairment of goodwill of $30.2 million in the third quarter of 2003.

In 2002, in accordance with SFAS No. 142 and SFAS No. 144, we recorded amortization and impairment of acquired goodwill and other intangible assets related to acquisitions of approximately $4,895 million compared to $13,570 million in 2001. Excluding impairment write-downs of goodwill and other intangible assets, amortization expense was approximately $284 million in 2002 compared to $3,678 million in 2001. The decrease in amortization expense excluding impairments in 2002 from 2001 is due primarily to the effects of the provisions of SFAS No. 142 in which goodwill is no longer amortized.

Our annual test for impairment of goodwill and other intangible assets in 2002 resulted in an impairment of the net book value as follows.

	Internet Services Group	Communications Services Group	Network Solutions	Total
	(In thousands)
Goodwill	$1,740,256	$794,866	$1,851,887	$4,387,009
Customer relationships	3,297	24,294	—	27,591
Technology in place	256	40,693	—	40,949
Trade name	—	3,205	—	3,205
Contracts with ICANN and customer lists	—	23,092	129,007	152,099

	$1,743,809	$886,150	$1,980,894	$4,610,853

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. SFAS No. 144 requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset. See Notes 1 and 7 in our Notes to Consolidated Financial Statements for further information.

Prior to our adoption of SFAS No. 142 on January 1, 2002, our policy was to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows included an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period.

Other expense, net

Other expense, net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains and losses on the sale or impairment of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of total other income (expense) for the years ended December 31, 2003, 2002 and 2001 is presented below.

	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Total other income (expense)	$(8,276)	(94)%	$(149,289)	548%	$(23,048)
Percentage of revenues	(1)%		(12)%		(2)%

Total other expense, net in 2003 consisted primarily of a net impairment of investments totaling $16.5 million partially offset by net interest income of $7.7 million and a gain on foreign currency transactions of $1.8 million. In the first quarter of 2003, we determined the decline in value of certain non-public equity investments was other-than-temporary and we recognized net impairment losses totaling $16.5 million. Although our cash and cash equivalents, short and long-term investments and restricted cash totaled $763.8 million at the end of 2003, compared to $440.6 million at the end of 2002, interest rate yields have declined substantially resulting in a decrease in interest income in 2003 compared to 2002.

Total other expense in 2002 was primarily comprised of an impairment of investments totaling $162.5 million on certain public and non-public equity security investments, partially offset by $14.2 million of interest and other income. In 2002, we determined that the decline in value of certain of our public and non-public equity securities investments was other-than-temporary and we recorded a net impairment of these investments totaling $162.5 million. Our cash, cash equivalents, short-term and long-term investments decreased to $440.6 million at December 31, 2002 from $928.5 million at December 31, 2001 primarily due to the acquisition of H.O. Systems, purchases of property and equipment and the decline in value and subsequent impairment of investments during 2002. These actions resulted in a decrease in interest income earned during 2002 as compared to 2001.

Income tax benefit (expense)

In the years ended December 31, 2003 and December 31, 2002, we recorded income tax expense of $23.4 million and $10.4 million, respectively. We have not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $624.4 million, state net operating loss carryforwards of approximately $515.4 million, and foreign net operating loss carryforwards of approximately $75.7 million. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2022 and the state net operating loss carryforwards will expire in 2005 through 2023. Foreign net operating loss carryforwards will expire on various dates. We had research and experimentation tax credits for federal income tax purposes of approximately $6.2 million available for carryover to future years, and for state income tax purposes of approximately $6.2 million available for carryover to future years. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2023. State research and experimental tax credits carry forward indefinitely until utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes.

Liquidity and Capital Resources

	2003	2002	% Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$723,686	$385,468	88%
Working capital	$325,201	$(62,719)	619%
Stockholders’ equity	$1,383,653	$1,579,425	(12)%

At December 31, 2003, our principal source of liquidity was $723.7 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds.

Working capital increased $387.9 million over the periods presented primarily due to an increase in cash, cash equivalents and short-term investments of $338.2 million primarily from net cash provided by operating activities.

Net cash provided by operating activities was $358.4 million in 2003, $240.1 million in 2002 and $227.5 million in 2001. The increase in both 2003 and 2002 was primarily due to an overall increase in net income after adjustments for non-cash items such as amortization and the impairment of goodwill and other intangible assets, depreciation of property and equipment and the impairment of certain investments. Additionally, cash flows from operating activities benefited in 2003 due to an increase in deferred revenues of $25.5 million, an increase in accounts payable of $38.1 million, a decrease in accounts receivable of $28.0 million and a decrease in prepaid expenses and other current assets of $12.8 million after accounting for the sale of our Network Solutions business. In 2002, a substantial decrease in accounts receivable partially offset by a decrease in deferred revenue, and accounts payable and accrual liabilities contributed to the increase in net cash provided by operating activities as compared to 2001.

Net cash used in investing activities was $304.2 million in 2003, primarily as a result of $446.4 million used for purchases of short and long-term investments and $108.0 million for purchases of property and equipment. These purchases were partially offset by proceeds of $218.0 million from maturities and sales of short and long-term investments. Additionally, $57.6 million of cash was provided from the sale of our Network Solutions subsidiary in November 2003.

Net cash used in investing activities was $282.5 million in 2002, primarily as a result of $348.6 million used for acquisitions including $346.3 million for the acquisition of H.O. Systems along with an additional $53.6 million used in acquisition related costs during 2002. We also used $132.1 million for purchases of short and long-term investments and $176.2 million for purchases of property and equipment. These purchases were partially offset by proceeds of $423.6 million from maturities and sales of short and long-term investments.

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

The following table shows our budgeted capital equipment expenditures in 2004 and our actual expenditures in 2003, 2002 and 2001:

	2004 Budgeted	2003 Actual	2002 Actual	2001 Actual
	(Dollars in thousands)
Capital equipment expenditures	$110,000	$108,034	$176,233	$380,269

Our planned capital expenditures for 2004 are primarily for computer and communications equipment and computer software within our Communications Services Group. Our most significant expenditures are focused on productivity and cost improvement initiatives and market development initiatives for the Internet Services Group and the Communications Services Group and productivity and cost improvement initiatives for corporate services. As of December 31, 2003, we also had commitments under non-cancelable operating leases for our facilities for various terms through 2014. See Note 13 of Notes to Consolidated Financial Statements.

We also expect to incur additional restructuring charges of approximately $10 to $20 million in the first quarter of 2004 due to the sale of our Network Solutions business and the realignment of other business units. In addition, cash payments totaling approximately $25 million related to the abandonment of excess facilities will be paid over the next eleven years. See Note 4 of Notes to Consolidated Financial Statements. Cost savings resulting from our restructuring plans, not including other cost savings efforts, were estimated to have been approximately $55 to $60 million in 2003 and are estimated to be approximately $25 to $30 million in 2004.

Net cash provided by financing activities was $55.9 million in 2003, $20.3 million in 2002 and $10.8 million in 2001. In 2003, $37.4 million of cash was provided from the sale of subsidiary stock as a result of VeriSign Japan K.K.’s initial public offering of common stock in the fourth quarter of 2003 and through subsequent option exercises. Additionally in 2003, $31.7 million was provided by common stock issuances as a result of stock option exercises partially offset by $13.2 million for the repayment of debt and other long-term obligations. In 2002 and 2001, cash was provided primarily from common stock issuances as a result of stock option exercises. In 2001, these proceeds were partially offset by the use of approximately $70 million to repurchase shares of our common stock.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During 2001, we repurchased approximately 1,650,000 shares at an aggregate cost of approximately $70 million. During 2003 and 2002, no shares were repurchased and at December 31, 2003, approximately $280 million remained available for future repurchases under this program.

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

We lease a portion of our facilities under operating leases. We also sublease a portion of our office space to third parties. In addition, in November 1999, we entered into an agreement for the management and administration of the Tuvalu Internet top-level domain, “.tv” with the Government of Tuvalu for payments of future royalties which will amount to $10.6 million over the next five years.

As of December 31, 2003, our future minimum lease payments under non-cancelable operating leases and our future minimum sublease income are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2004	$25,720	$(4,377)	$21,343
2005	22,175	(3,737)	18,438
2006	18,673	(566)	18,107
2007	18,273	—	18,273
2008	16,067	—	16,067
Thereafter	25,078	—	25,078

Total	$125,986	$(8,680)	$117,306

We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. As of December 31, 2003, the amount of short-term investments we have pledged pursuant to such agreements was approximately $18.4 million.

The restructuring accrual is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2014.

If sublease rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate by an additional $28 million over the next eleven years relating to our restructuring plans.

In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission to offer an indeterminate number of shares of common stock that may be issued at various times and at indeterminate prices, with a total public offering price not to exceed $750 million. To date, no shares have been issued under this registration statement.

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No, 104 “Revenue Recognition” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” In December 2003, the FASB issued a revision to Interpretation No. 46, and interpretation of ARB Opinion No. 51 (“FIN 46R”). FIN 46R clarifies the application of ARB 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

Among the scope expectations, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. We do not have any interests in VIE’s and the adoption of FIN 46R is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Equity investments

We invest in debt and equity securities of technology companies for strategic business purposes. Some of these companies may be publicly traded and have highly volatile share prices. We value these public company investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive income (loss)” component of stockholders’ equity. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. In 2003, 2002 and 2001, we determined the decline in value of certain public and non-public equity investments was other-than-temporary and we recognized net impairment losses totaling $16.5 million, $162.5 million and $87.0 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sale or impairment of our investments. We do not currently hedge against equity price changes.

Interest rate sensitivity

The primary objective of our non-strategic investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2003, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we generally invest in relatively short-term securities. As of December 31, 2003, 58% of our non-strategic investments mature in less than one year.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(Dollars in thousands)
Included in cash and cash equivalents	$159,454	$—	$—	$159,454	$159,459
Weighted-average interest rate	1.24%	—	—
Included in short-term investments	$63,851	$67,423	$194,069	$325,343	$325,680
Weighted-average interest rate	1.50%	1.79%	1.76%
Included in restricted cash	$—	$—	$18,371	$18,371	$18,371
Weighted-average interest rate	—	—	1.66%

Foreign currency management and derivative instruments

We are increasingly exposed to currency risk as we continue to expand our international operations. We transact business in multiple foreign currencies. In the fourth quarter of 2003, we initiated a foreign currency risk management program, using forward currency contracts to eliminate, reduce, or transfer selected foreign currency risks that are related to the monetary assets and liabilities of our operations denominated in non-functional currencies and which could be identified and quantified. Forward contracts are limited to durations of less than 12 months. At December 31, 2003, only non-functional currency balances were hedged. All derivatives were recorded at fair value on the balance sheet and in earnings at year end 2003.

The primary business objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. At December 31, 2003, we held a forward contract in a notional amount of $15 million to mitigate the impact of currency fluctuations for certain foreign operations. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

VeriSign’s financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a)1 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplemental Data (Unaudited)

The following tables set forth unaudited quarterly supplementary data for the two-year period ended December 31, 2003:

	2003
	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)	Year Ended December 31
	(In thousands, except per share data)
Revenues	$269,758	$265,299	$268,123	$251,600	$1,054,780
Total costs and expenses	304,448	409,654	297,038	271,890	1,283,030
Operating loss	(34,690)	(144,355)	(28,915)	(20,290)	(228,250)
Net loss	(53,436)	(142,850)	(31,303)	(32,290)	(259,879)
Basic and diluted net loss per share (1)	(0.22)	(0.60)	(0.13)	(0.13)	(1.08)

	2002
	First Quarter(6)	Second Quarter(7)	Third Quarter(8)	Fourth Quarter(9)	Year Ended December 31
	(In thousands, except per share data)
Revenues	$327,816	$317,409	$301,441	$275,002	$1,221,668
Total costs and expenses	355,191	5,029,109	325,441	313,560	6,023,301
Operating loss	(27,375)	(4,711,700)	(24,000)	(38,558)	(4,801,633)
Net loss	(39,710)	(4,802,535)	(79,672)	(39,380)	(4,961,297)
Basic and diluted net loss per share (1)	(0.17)	(20.31)	(0.34)	(0.17)	(20.97)

(1)	Net loss per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the fiscal year or any cumulative interim period.
(2)	Results include a $16.5 million charge for the net impairment of investments and a $20.5 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal or abandonment of property and equipment, exit costs and other charges.
(3)	Results include a $123.2 million charge for the impairment of goodwill and other intangible assets and $10.9 million of other charges for the termination of a lease.

(4)	Results include a $30.2 million charge for the impairment of goodwill and other intangible assets.
(5)	Results include a $43.2 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal or abandonment of property and equipment and exit costs and other charges, $2.9 million gain on the sale of Network Solutions, Inc., and a $10.0 million expense related to litigation settlements.
(6)	Results include a $18.8 million charge for the impairment of investments.
(7)	Results include a $4.6 billion charge for the impairment of goodwill and other intangible assets, a $94.8 million charge for the impairment of investments and a $67.8 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal or abandonment of property and equipment and exit costs and other charges.
(8)	Results include a $53.2 million charge for the impairment of investments and a $5.6 million restructuring charge in connection with workforce reductions, closures of excess facilities and exit costs and other charges.
(9)	Results include a $15.2 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal or abandonment of property and equipment, a payment related to the transfer of the .org registry and exit costs and other charges, a $12.2 million charge for an adjustment to goodwill and a net gain of $7.9 million related to the sale of investments.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2003, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended,) are effective to ensure that information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for Form 10-K.

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within VeriSign have been detected.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I, Item 4A) of this Annual Report on Form 10-K. Information regarding our directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned “Proposal No. 1—Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance, respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. This information is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” is posted on our Website, www.verisign.com, and may be found as follows:

1. From our main Web page, first click on “About VeriSign,” and then on “Investor Relations.”

2. Next, click on “Corporate Governance.”

3. Finally, click on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.    EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

You will find this information in the section captioned “Principal Accountant Fees and Services,” which will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2004 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

1.	Financial statements

•	Independent Auditors’ Report

•	Consolidated Balance Sheets As of December 31, 2003 and 2002

•	Consolidated Statements of Operations Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Comprehensive Loss Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

(a) Index	to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein	8-K	12/10/03	2.1

3.01	Third Amended and Restated Certificate of Incorporation of the Registrant	S-1	1/29/98	3.02

3.02	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 1999	S-8	7/15/99	4.03

3.03	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated June 8, 2000	S-8	6/14/00	4.03

3.04	Amended and Restated Bylaws of Registrant, effective December 18, 2002	10-Q	5/14/03	3.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A	9/30/02	4.01

4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	3/19/03	4.02

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	10-K	3/31/03	10.02

10.02	Registrant’s 1995 Stock Option Plan, as amended through 8/6/96	S-1	1/29/98	10.06

10.03	Registrant’s 1997 Stock Option Plan	S-1	1/29/98	10.07

10.04	Registrant’s 1998 Equity Incentive Plan, as amended through 5/21/02	10-Q	8/14/02	10.1

10.05	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement	10-Q	11/14/03	10.1

10.06	Registrant’s 1998 Directors Stock Option Plan, as amended through 5/22/03, and form of stock option agreement	S-8	6/23/03	4.02

10.07	Registrant’s 1998 Employee Stock Purchase Plan, as amended through 6/8/00	S-8	6/14/00	4.06

10.08	Registrant’s 2001 Stock Incentive Plan	10-K	3/31/03	10.08

10.09	Registrant’s Executive Loan Program of 1996	S-1	1/29/98	10.11

10.10	Form of Full Recourse Secured Promissory Note and Form of Pledge and Security Agreement entered into between the Registrant and certain executive officers	S-1	1/29/98	10.14

10.11	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.12	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

10.13	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.14	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.15*	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation	S-1	1/29/98	10.18

10.16*	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/29/98	10.19

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.17	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.18	Employment Offer Letter Agreement between the Registrant and Stratton Sclavos dated as of June 12, 1995, as amended October 4, 1995	S-1	1/29/98	10.28

10.19	Description of Severance Arrangement between the Registrant and William P. Fasig	10-K	3/31/03	10.21

10.20	Employment Offer Letter Agreement between the Registrant and W. G. Champion Mitchell dated July 25, 2001	10-K	3/31/03	10.22

10.21	Employment Offer Letter from the Registrant to Vernon Irvin dated May 22, 2003	10-Q	8/14/03	10.1

10.22	Severance Agreement between the Registrant and Terry Kremian dated June 6, 2003	10-Q	8/14/03	10.2

10.23	Transaction Bonus and Retention Agreement between the Registrant and W. G. Champion Mitchell dated May 20, 2003				X

10.24	.com Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.3

10.25	.net Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.4

10.26	.org Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.5

10.27	Amendment No. 24 to Cooperative Agreement #NCR 92-18742 between the DOC and Network Solutions, Inc.	8-K	6/1/01	99.6

10.28	Deed of Lease between TST Waterview I, L.L.C. and the Registrant dated as of July 19, 2001	10-Q	11/14/01	10.01

10.29	Agreement to Purchase Building between the Registrant and Sobrato Development Co. #792, dated as of October 1, 2001	10-Q	11/14/01	10.02

10.30	Agreement to Purchase Buildings between the Registrant and Ellis-Middlefield Business Park, dated as of October 1, 2001	10-Q	11/14/01	10.03

21.01	Subsidiaries of the Registrant				X

23.01	Consent of KPMG LLP				X

31.01	Certification of Chief Executive Officer, President and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer, President and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

•	Current Report on Form 8-K filed December 10, 2003, announcing Registrant’s completion of the sale of its Network Solutions business to Pivotal Private Equity.

•	Current Report on Form 8-K dated October 23, 2003, announcing Registrant’s financial results for the quarter ended September 30, 2003. The information in this report is not deemed “field” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth for specific reference in such filing.

•	Current Report on Form 8-K filed October 17, 2003, announcing the Registrant’s intent to sell its Network Solutions business to Pivotal Private Equity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 12th day of March 2004.

VERISIGN, INC.

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

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March 2004:

Signature	Title

/S/ STRATTON D. SCLAVOS Stratton D. Sclavos	President, Chief Executive Officer and Chairman of the Board

/S/ DANA L. EVAN Dana L. Evan	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal finance and accounting officer)

/S/ D. JAMES BIDZOS D. James Bidzos	Vice Chairman of the Board

/S/ WILLIAM CHENEVICH William Chenevich	Director

/S/ KEVIN R. COMPTON Kevin R. Compton	Director

/S/ SCOTT G. KRIENS Scott G. Kriens	Director

/S/ LEN J. LAUER Len J. Lauer	Director

/S/ ROGER H. MOORE Roger H. Moore	Director

/S/ GREGORY L. REYES Gregory L. Reyes	Director

/S/ WILLIAM A. ROPER, JR. William A. Roper, Jr.	Director

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign are provided in this separate section. The consolidated financial statements included in this section are as follows:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, VeriSign adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. On January 1, 2002, VeriSign completed its adoption of SFAS No. 142.

/s/    KPMG LLP

Mountain View, California

January 29, 2004, except for Note 16, which is as of March 8, 2004.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
A S S E T S	2003	2002
Current assets:
Cash and cash equivalents	$393,787	$282,288
Short-term investments	329,899	103,180
Accounts receivable, net of allowance for doubtful accounts of $13,993 in 2003 and $27,853 in 2002	100,120	134,124
Prepaid expenses and other current assets	45,935	56,618
Deferred tax assets	10,666	9,658

Total current assets	880,407	585,868

Property and equipment, net	520,219	609,354
Goodwill	401,371	667,311
Other intangible assets, net	216,665	462,291
Restricted cash	18,371	18,436
Long-term investments	21,749	36,741
Other assets, net	41,435	11,317

Total long-term assets	1,219,810	1,805,450

Total assets	$2,100,217	$2,391,318

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable and accrued liabilities	$290,587	$278,545
Accrued merger costs	805	5,015
Accrued restructuring costs	18,331	7,077
Deferred revenue	245,483	357,950

Total current liabilities	555,206	648,587

Long-term deferred revenue	93,311	125,893
Long-term restructuring	30,240	16,758
Other long-term liabilities	8,978	16,544

Total long-term liabilities	132,529	159,195

Total liabilities	687,735	807,782

Minority interest in subsidiaries	28,829	4,111
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 241,979,274, excluding 1,690,000 shares held in treasury, at December 31, 2003; 237,510,063, excluding 1,690,000 shares held in treasury, at December 31, 2002	242	238
Additional paid-in capital	23,128,095	23,072,212
Unearned compensation	(2,628)	(8,086)
Accumulated deficit	(21,740,054)	(21,480,175)
Accumulated other comprehensive loss	(2,002)	(4,764)

Total stockholders’ equity	1,383,653	1,579,425

Total liabilities and stockholders’ equity	$2,100,217	$2,391,318

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues	$1,054,780	$1,221,668	$983,564

Costs and expenses:
Cost of revenues	446,207	571,367	343,721
Sales and marketing	195,330	248,170	259,585
Research and development	55,806	48,353	78,134
General and administrative	168,380	172,123	143,297
Restructuring and other charges	74,633	88,574	—
Amortization and impairment of goodwill and other intangible assets	335,505	4,894,714	13,569,653
Sale of business and litigation settlements	7,169	—	—

Total costs and expenses	1,283,030	6,023,301	14,394,390

Operating loss	(228,250)	(4,801,633)	(13,410,826)
Other expense, net:
Interest and investment loss	(8,830)	(148,946)	(20,681)
Other income (expense), net	554	(343)	(2,367)

Total other expense, net	(8,276)	(149,289)	(23,048)

Loss before income taxes	(236,526)	(4,950,922)	(13,433,874)
Income tax benefit (expense)	(23,353)	(10,375)	77,922

Net loss	$(259,879)	$(4,961,297)	$(13,355,952)

Net loss per share:
Basic and diluted	$(1.08)	$(20.97)	$(65.64)

Shares used in per share computation:
Basic and diluted	239,780	236,552	203,478

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31,
	2003	2002	2001
Common stock:
Balance, beginning of year:
237,510,063 shares at January 1, 2003
234,358,114 shares at January 1, 2002
198,639,497 shares at January 1, 2001	$238	$234	$199
Issuance of common stock for business combinations:
31,513,530 shares in 2001	—	—	31
Issuance of common stock under employee stock purchase plan:
1,997,230 shares in 2003
645,595 shares in 2002
201,953 shares in 2001	2	1	—
Issuance of restricted stock:
150,000 shares in 2003	—	—	—
Exercise of common stock options:
2,321,981 shares in 2003
2,506,354 shares in 2002
5,653,134 shares in 2001	2	3	6
Repurchase of common stock:
1,650,000 shares in 2001	—	—	(2)

Balance, end of year:
241,979,274 shares at December 31, 2003
237,510,063 shares at December 31, 2002
234,358,114 shares at December 31, 2001	242	238	234

Additional paid-in capital:
Balance, beginning of year	23,072,212	23,051,546	21,670,647
Issuance of common stock and common stock options for business combinations	—	—	1,370,208
Issuance of common stock under employee stock purchase plan	10,658	7,546	9,767
Income tax benefit from exercise of employee stock options	5,004	—	—
Exercise of common stock options	21,018	13,120	70,436
Gain on issuance of consolidated subsidiary stock	17,272	—	—
Issuance of restricted stock	1,931	—	—
Repurchase of common stock	—	—	(69,512)

Balance, end of year	23,128,095	23,072,212	23,051,546

Notes receivable from stockholders:
Balance, beginning of year	—	(252)	(245)
Interest accrued	—	—	(7)
Write-off of notes receivable	—	252	—

Balance, end of year	—	—	(252)

Unearned compensation:
Balance, beginning of year	(8,086)	(27,042)	(36,365)
Unearned compensation resulting from business combinations	—	—	(24,296)
Reversal of unearned compensation upon forfeiture of awards	—	—	25,816
Issuance of restricted stock	(1,931)	—	—
Amortization of unearned compensation	7,389	18,956	7,803

Balance, end of year	(2,628)	(8,086)	(27,042)

Accumulated deficit:
Balance, beginning of year	(21,480,175)	(16,518,878)	(3,162,926)
Net loss	(259,879)	(4,961,297)	(13,355,952)

Balance, end of year	(21,740,054)	(21,480,175)	(16,518,878)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(4,764)	466	(702)
Translation adjustments	1,454	(1,689)	(3,597)
Change in unrealized gain (loss) on investments, net of tax	1,308	(3,541)	4,765

Balance, end of year	(2,002)	(4,764)	466

Total stockholders’ equity	$1,383,653	$1,579,425	$6,506,074

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Net loss	$(259,879)	$(4,961,297)	$(13,355,952)
Other comprehensive income (loss):
Translation adjustments	1,454	(1,689)	(3,597)
Change in unrealized gain (loss) on investments, net of tax	1,308	(3,541)	4,765

Comprehensive loss	$(257,117)	$(4,966,527)	$(13,354,784)

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(259,879)	$(4,961,297)	$(13,355,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	114,475	105,482	58,862
Amortization and impairment of other intangible assets and goodwill	335,505	4,894,714	13,569,653
Provision for doubtful accounts	6,055	42,712	26,910
Non-cash restructuring and other charges	27,634	41,868	—
Reciprocal transactions for purchases of property and equipment	—	(6,375)	(5,500)
Net loss on sale and impairment of investments	16,541	162,469	87,022
Minority interest in net income of subsidiary	474	416	579
Tax benefit associated with stock options	5,004	—	—
Deferred income taxes	3,321	10,375	(77,922)
Amortization of unearned compensation	7,390	18,956	7,803
Loss on disposal of property and equipment	388	2,220	6,180
Gain on sale of business	(2,862)	—	—
Changes in operating assets and liabilities:
Accounts receivable	27,950	158,757	(142,824)
Prepaid expenses and other current assets	12,753	(34,295)	(4,674)
Accounts payable and accrued liabilities	38,147	(48,587)	10,890
Deferred revenue	25,544	(147,324)	46,511

Net cash provided by operating activities	358,440	240,091	227,538

Cash flows from investing activities:
Purchases of investments	(446,439)	(132,119)	(1,284,047)
Proceeds from maturities and sales of investments	218,044	423,610	1,383,029
Purchases of property and equipment	(108,034)	(176,233)	(380,269)
Proceeds from sale of business	57,621	—	—
Net cash paid in business combinations	(16,052)	(348,643)	(52,640)
Merger related costs	(5,120)	(53,554)	(24,127)
Other assets	(4,171)	4,448	(31,032)

Net cash used in investing activities	(304,151)	(282,491)	(389,086)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	31,680	20,670	80,209
Repurchase of common stock	—	—	(69,514)
Proceeds from sale of stock in consolidated subsidiary	37,403	268	142
Repayment of debt	(13,199)	(615)	—

Net cash provided by financing activities	55,884	20,323	10,837

Effect of exchange rate changes	1,326	(1,689)	(3,597)

Net (decrease) increase in cash and cash equivalents	111,499	(23,766)	(154,308)
Cash and cash equivalents at beginning of year	282,288	306,054	460,362

Cash and cash equivalents at end of year	$393,787	$282,288	$306,054

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Issuance of common stock for business combinations	$—	$—	$1,370,239

Unrealized gain (loss) on investments, net of tax	$1,308	$(3,541)	$4,765

Cash paid for income taxes	$12,304	$23,011	$4,169

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc., a Delaware corporation, is a leading provider of critical infrastructure services that enable Web site owners, enterprises, communications service providers, electronic commerce, or e-commerce, service providers and individuals to engage in secure digital commerce and communications. VeriSign’s services include the following offerings: security services, naming and directory services, and communications services. VeriSign markets its products and services through its direct sales force, telesales operations, member organizations in its global affiliate network, value-added resellers, service providers, and its Web sites.

VeriSign is currently organized into two reportable service-based segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Security Services business and the Naming and Directory Services business. The Security Services business provides products and services that enable enterprises and service providers to establish and deliver secure Internet-based services to customers, and the Naming and Directory Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs. The Communications Services Group provides Signaling System 7, or SS7, network services, intelligent network services and wireless billing and customer care solutions to telecommunications carriers. During 2003, VeriSign derived its revenues from three reportable segments, the two described above, and the Network Solutions business segment, through which VeriSign provided domain name registration, and value added services such as business e-mail, websites, hosting and other web presence services. Effective November 25, 2003, VeriSign completed the sale of its Network Solutions business to Pivotal Private Equity and realigned its operations into the Internet Services Group and the Communications Services Group.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after the elimination of intercompany accounts and transactions. As of December 31, 2003, VeriSign owned approximately 59.9% and 50.2% of the outstanding shares of capital stock of two of its consolidated subsidiaries, VeriSign Japan K.K. and VeriSign Australia Limited, respectively. The minority interest’s proportionate share of income or loss is included in other income (expense) in the consolidated statement of operations as the amounts are not significant. Changes in VeriSign’s proportionate share of the net assets of both VeriSign Japan K.K. and VeriSign Australia Limited resulting from sales of capital stock by the subsidiary are accounted for as equity transactions.

Use of Estimates

The discussion and analysis of VeriSign’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments and long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

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

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statement of operations. During 2003 and 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net impairments of these investments totaling $16.5 million and $162.5 million, respectively.

Occasionally, VeriSign may recognize revenues from companies in which it also has made an investment amounting to less than 20% of their outstanding equity. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated. VeriSign recognized revenues totaling $10.3 million in 2003, $27.1 million in 2002 and $64.0 million in 2001 from customers, including VeriSign Affiliates, with whom it had previously participated in an equity round of financing.

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

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1. In 2003 and 2002, VeriSign capitalized $13.9 million and $28.8 million, respectively, of implementation and consulting services from third parties for software that is used internally. In 2003 and 2002, VeriSign capitalized $17.7 million and $19.1 million, respectively, of costs related to internally developed software.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Prior to the adoption of SFAS 142 on January 1, 2002, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally three to four years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operations. All other intangible assets are amortized on a straight-line basis, generally from two to six years. The amount of the impairment of goodwill and other intangible assets, if any, are measured based on projected discounted future operating cash flows using a discount rate reflecting VeriSign’s average cost of funds.

Had the provisions of SFAS No. 142 been in effect for all periods presented, VeriSign’s net loss would have been as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net loss:
Net loss as reported	$(259,879)	$(4,961,297)	$(13,355,952)
Add back amortization of goodwill and workforce in place	—	—	3,409,621

Net loss as adjusted	$(259,879)	$(4,961,297)	$(9,946,331)

Net loss per share:
Basic and diluted as reported	$(1.08)	$(20.97)	$(65.64)
Add back amortization of goodwill and workforce in place	—	—	16.76

Basic and diluted as adjusted	$(1.08)	$(20.97)	$(48.88)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Foreign Currency Translation and Hedging Instruments

VeriSign transacts business in multiple foreign currencies. The functional currency for most of VeriSign’s international subsidiaries is the U.S. Dollar; however, the subsidiaries’ books of record are maintained in local currency. As a result, the subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in operating results.

The financial statements of the subsidiaries for which the local currency is the functional currency are translated into U.S. Dollars using the current rate for assets and liabilities and a weighted-average rate for the period for revenues and expenses. The cumulative translation adjustment that results from this translation is included in accumulated other comprehensive income (loss) which is a separate component of stockholder’s equity.

VeriSign transacts business in foreign countries in U.S. Dollars as well as multiple foreign currencies. In the fourth quarter of 2003, VeriSign initiated a foreign currency risk management program, using forward currency contracts to eliminate, reduce, or transfer selected foreign currency risks. Forward contracts are limited to durations of less than 12 months. In accordance with Statement of Financial Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives were recorded at fair value on the balance sheet. Gains and losses resulting from changes in fair value were accounted for in operations during 2003.

Revenue Recognition

During 2003, VeriSign derived its revenues from three reportable segments: (i) the Internet Services Group, which consists of the Security Services business and the Naming and Directory Services business. The Security Services business provides products and services that enable enterprises and organizations to establish and deliver secure Internet-based services to customer and business partners, and the Naming and Directory Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs; (ii) the Communications Services Group, which provides Signaling System 7, or SS7, network services, intelligent data base and directory services, application services and billing and payment services to wireline and wireless telecommunications carriers; and (iii) domain name registration services through the Network Solutions business segment, which VeriSign sold in November 2003. VeriSign’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, unless otherwise noted below. The revenue recognition policy for each of these categories is as follows:

Internet Services Group

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

VeriSign recognizes revenues from issuances of digital certificates and business process licensing to VeriSign Affiliates in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. VeriSign defines each of these four criteria as follows:

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

The fee is fixed or determinable.    It is VeriSign’s policy to not provide customers the right to a refund of any portion of its license fees paid. VeriSign may agree to payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

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

The determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”) of fair value. VeriSign limits its assessment of VSOE for each element to the price charged when the same element is sold separately. VeriSign has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenues to PCS and professional services components of its perpetual license arrangements. VeriSign sells its professional services separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

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

Revenues from managed security services primarily consist of a set-up fee and a monthly service fee for the managed security service. Revenues from set-up fees are deferred and recognized ratably over the period that the fees are earned and revenues from the monthly service fees are recognized in the period in which the services are provided.

Revenues from payment services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. Revenues from set-up fees are deferred and recognized ratably over the period that the fees are earned and revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

Revenues from third-party product sales are recognized when title to the products sold passes to the customer. VeriSign’s shipping terms generally dictate that the passage of title occurs upon shipment of the products to the customer.

Communications Services

Revenues from communications services are comprised of network connectivity, intelligent network services, wireless billing and customer care services and clearinghouse services. Network connectivity revenues are derived from establishing and maintaining connection to VeriSign’s SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Revenues from prepaid wireless account management services and unregistered wireless roaming services are based on the revenue retained by VeriSign and recognized in the period in which such calls are processed on a per-minute or per-call basis. Revenues from wireless billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by VeriSign’s wireless carrier customers.

Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse services revenues are earned based on the number of messages processed. Included in prepaid expenses and other current assets are amounts from customers that are related to telecommunications services for third-party network access, data base charges and clearinghouse toll amounts that have been invoiced and remitted to the customer.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Domain Name Registration and Naming and Directory Services

Domain name registration and naming and directory revenues consist primarily of registration fees charged to customers and registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years.

Domain name registration renewal fees are estimated and recorded based on renewal and collection rates. Customers are notified of the expiration of their registration in advance, and VeriSign records the receivables and related deferred revenue for estimated renewal fees in the month preceding the anniversary date of their registration when VeriSign has a right to bill under the terms of its domain name registration agreements. The variance between the actual collections and the rate used to estimate the renewal fees is reflected in the setting of renewal rates for prospective periods. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

Digital brand management services consist of registration and service fees. Revenues from the registration fee are deferred and recognized ratably over the registration term and revenues from the service fees are recognized ratably over the periods in which the services are provided.

Reciprocal Arrangements

On occasion, VeriSign has purchased goods or services for its operations from organizations at or about the same time that VeriSign licensed its software to these organizations. These transactions are recorded at terms VeriSign considers to be fair value. For these reciprocal arrangements, VeriSign considers Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB Opinion No. 29 and EITF Issue No. 01-02. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, provided that fair values are determinable within reasonable limits. In determining fair value, VeriSign considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues from such transactions may be recognized over a period of time as the products or services are received. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

Revenues recognized under reciprocal arrangements were approximately $3.8 million in 2003, of which $2.7 million involved non-monetary transactions, approximately $14.0 million in 2002, of which $9.7 million involved nonmonetary transactions and approximately $37.5 million in 2001, of which $27.0 million involved nonmonetary transactions, as defined above.

Allowance for Doubtful Accounts

VeriSign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. VeriSign regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

and its collection history with each customer. VeriSign reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, VeriSign maintains a general reserve for certain invoices by applying a percentage based on the age category. VeriSign also monitors its accounts receivable for concentration to any one customer, industry or geographic region. To date VeriSign’s receivables have not had any particular concentrations that, if not collected, would have a significant impact on operating income. VeriSign requires all acquired companies to adopt its credit policies. The allowance for doubtful accounts represents VeriSign’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

Advertising Expense

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense was $26.9 million in 2003, $52.1 million in 2002 and $102.4 million in 2001.

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

Stock Compensation Plans and Unearned Compensation

As of December 31, 2003, VeriSign has four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and net loss per share if VeriSign had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net loss, as reported	$(259,879)	$(4,961,297)	$(13,355,952)
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(223,266)	(240,731)	(263,659)
Add: Unearned compensation, net of tax	7,391	18,953	7,803

Pro forma net loss	$(475,754)	$(5,183,075)	$(13,611,808)

Basic and diluted net loss per share:
As reported	$(1.08)	$(20.97)	$(65.64)
Pro forma equity-based compensation	(0.90)	(0.94)	(1.26)

Pro forma basic and diluted net loss per share	$(1.98)	$(21.91)	$(66.90)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

The fair value of stock options and Employee Stock Purchase Plan options was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Employee Stock Purchase Plan options for each period presented:

	Year Ended December 31,
	2003	2002	2001
Stock options:
Volatility	100%	110%	100%
Risk-free interest rate	2.00%	3.96%	4.25%
Expected life	2.6 years	3.5 years	3.5 years
Dividend yield	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	94%	110%	100%
Risk-free interest rate	1.49%	1.98%	4.07%
Expected life	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero

During 2003, VeriSign issued 150,000 shares of restricted stock under its 1998 Equity Incentive Plan to certain executive officers. The shares vest over a two-year period, with 2/3 of the shares eligible to be sold at the end of two years and the remaining 1/3 eligible at the end of the third year. The aggregate market value of the restricted stock at the date of issuance was $1.9 million and was recorded as deferred compensation and is being amortized ratably over the two year vesting period.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The following table summarizes the changes in the components of other comprehensive income (loss) during 2002 and 2003:

	Foreign Currency Translation Adjustments Gain (Loss)	Unrealized Gain (Loss) On Investments, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2001	$(3,072)	$3,538	$466
Changes	(1,689)	(3,541)	(5,230)

Balance, December 31, 2002	$(4,761)	$(3)	$(4,764)
Changes	1,454	1,308	2,762

Balance, December 31, 2003	$(3,307)	$1,305	$(2,002)

Concentration of Credit Risk

Financial instruments that potentially subject VeriSign to significant concentrations of credit risk consist principally of cash, cash equivalents, short and long-term investments and accounts receivable. VeriSign maintains its cash, cash equivalents and investments in marketable securities with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

standing of these financial institutions. In addition, the portfolio of investments in marketable securities conforms to VeriSign’s policy regarding concentration of investments, maximum maturity and quality of investment. Concentration of credit risk with respect to accounts receivable is limited by the diversity of the customer base and geographic dispersion. VeriSign also performs ongoing credit evaluations of its customers and generally requires no collateral. VeriSign maintains an allowance for potential credit losses on its accounts receivable. Amounts added to the allowance for doubtful accounts through charges to bad debt expense totaled $6.1 million in 2003, $42.7 million in 2002, and $26.9 million in 2001. Uncollectible amounts written off totaled $19.9 million in 2003, $39.2 million in 2002, and $7.9 million in 2001.

	2003	2002	2001
	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$27,853	$24,290	$5,261
Add: additions to allowance	6,055	42,712	26,910
Less: uncollectible amounts written off	(19,915)	(39,149)	(7,881)

Balance, end of year	$13,993	$27,853	$24,290

Reclassifications

Certain reclassifications to VeriSign’s Consolidated Financial Statements have been made to conform to the 2003 presentation. Such reclassifications are not considered significant.

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No, 104 “Revenue Recognition” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on VeriSign’s consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” In December 2003, the FASB issued a revision to Interpretation No. 46, and interpretation of ARB Opinion No. 51 (“FIN 46R”). FIN 46R clarifies the application of ARB 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Among the scope expectations, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. VeriSign does not have any interests in VIE’s and the adoption of FIN 46R is not expected to have a material impact on VeriSign’s financial position, results of operations or cash flows.

Note 2.    Business Combinations

Acquisitions in 2003

UNC-Embratel

In October 2003, VeriSign completed its acquisition of UNC-Embratel, the clearinghouse division of Embratel, for approximately $16.1 million in cash. UNC-Embratel provides call record tracking, clearing and settlement services for a majority of the mobile and fixed telecommunications carriers in Brazil and the aquisition has been accounted for as a purchase and, accordingly, the results of its operations are included in VeriSign’s consolidated financial statements from its date of acquisition. The acquisition of UNC-Embratel is expected to facilitate growth in VeriSign’s South American communications services business. As part of the purchase price, VeriSign recorded an accrual for merger related costs of $1.0 million dollars of which $500 thousand remained in the accrual as of December 31, 2003. The total purchase price has been allocated to tangible and intangible assets acquired based on their respective fair values on the acquisition date. VeriSign recorded approximately $8.0 million of goodwill and $7.7 million of intangible assets which has been assigned to the Communications Services segment. The $7.7 million of intangible assets includes $4.7 million of technology in place which is being amortized over a three-year period and customer relationships of $3.0 million which is being amortized over a five-year period.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

October 1, 2003
(In thousands)
Property and equipment, net	$1,359
Goodwill	7,993
Customer relationships	3,000
Technology in place	4,700

Total assets acquired	17,052

Merger related costs	(1,000)

Cash paid in acquisition	$16,052

Acquisitions in 2002

H.O. Systems, Inc.

In February 2002, VeriSign completed its acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless telecommunications carriers, to complement VeriSign’s acquisition of Illuminet Holdings, Inc., a provider of telecommunications services. VeriSign paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. The total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. VeriSign recorded goodwill of

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

approximately $213 million and other intangible assets of approximately $210 million as a result of this acquisition. Other intangible assets, which includes installed customer base, technology in place and trade names, are being amortized over a six-year period. Goodwill is not amortized but is being tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition. The goodwill has been assigned to the Communications Services segment.

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

Acquisitions in 2001

Illuminet Holdings, Inc.

In December 2001, VeriSign completed its acquisition of publicly traded Illuminet Holdings, Inc. (“Illuminet Holdings”), a company that provides intelligent network and signaling services to telecommunications carriers. VeriSign issued approximately 30.6 million shares of its common stock for all of the outstanding stock of Illuminet Holdings, and assumed all of Illuminet Holdings’ outstanding stock options, most of which were vested. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price of approximately $1.4 billion was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Results of operations for Illuminet Holdings have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Illuminet Holdings, VeriSign recorded goodwill of approximately $1.0 billion and

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

other intangible assets of approximately $281 million. The intangible assets are being amortized over a six-year period. Illuminet Holdings’ results of operations have been included in the consolidated financial statements from its date of acquisition. The goodwill has been assigned to the Communications Services segment.

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

Pro forma results of operations reflecting VeriSign’s 2003, 2002 and 2001 acquisitions have not been presented because the results of operations of the acquired companies, either individually or collectively, were not material to VeriSign’s results of operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Note 3.    Business Divestitures

Network Solutions Domain Name Registrar Business

On November 25, 2003, VeriSign Inc. completed the sale of its Network Solutions domain name registrar business to Pivotal Private Equity. VeriSign received $97.6 million of consideration, consisting of $57.6 million in cash and a $40 million senior subordinated note that bears interest at 7% per annum for the first three years and 9% per annum thereafter and matures five years from the date of closing. The principal and interest are due upon maturity. This note is subordinated to a term loan made by ABLECO Finance to the Network Solutions business in the principal amount of approximately $40 million as of the closing date. VeriSign recorded the present value of the note using a 10% market interest rate. VeriSign retained a 15% equity stake in the Network Solutions business.

The Network Solutions business provides domain name registrations, and value added services such as business e-mail, websites, hosting and other web presence services. Approximately 580 former VeriSign employees are now employed by the Network Solutions business as a result of the transaction. In connection with the sale, VeriSign assigned the lease for its facility located in Drums, Pennsylvania to the purchaser and subleased certain facilities located in Herndon, Virginia to the purchaser.

The following table summarizes the proceeds received, the assets and liabilities divested and the gain recorded by VeriSign on the closing date of the Network Solutions sale:

November 25, 2003
(In thousands)
Proceeds from sale of Network Solutions:
Cash received	$57,621
Present value of note outstanding	33,916

$91,537

Assets and liabilities divested in sale of Network Solutions:
Current assets	$50,114
Property and equipment, net	55,330
Goodwill	191,313
Other long-term assets, net	55,000

Total assets divested	351,757

Accrued vacation	(1,526)
Current deferred revenue	(114,346)
Long-term deferred revenue	(147,210)

Total liabilities divested	(263,082)

Net assets divested	$88,675

Gain on sale of Network Solutions	$2,862

The gain on the sale of the Network Solutions business of $2.9 million was included in sale of business and litigation settlements on the consolidated statements of operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Note 4.    Restructuring and Other Charges

2003 Restructuring Plan

In October 2003, VeriSign announced a restructuring initiative related to the sale of its Network Solutions business and the realignment of other business units. The initiative resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment and other charges. As a result of the 2003 restructuring plan, and in conformity with SFAS No. 146 and SFAS No. 112, VeriSign incurred restructuring and other charges amounting to approximately $54.2 million in the fourth quarter of 2003.

Workforce reduction.    The 2003 restructuring plan resulted in a workforce reduction of approximately 100 employees in the fourth quarter of 2003. VeriSign recognized workforce reduction charges of approximately $5.7 million in the fourth quarter of 2003, relating primarily to severance and fringe benefits.

Excess facilities.    VeriSign recorded charges of approximately $28.3 million during the fourth quarter of 2003 for excess facilities located in the United States and Europe that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after VeriSign’s cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If sublease rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate by an additional $26 million over the next eleven years related to the 2003 restructuring plan.

Exit costs.    VeriSign recorded other exit costs primarily relating to the realignment of its Communications Services business. These charges totaled approximately $1.0 million during the fourth quarter of 2003.

Other charges.    Property and equipment that was disposed of or abandoned in the fourth quarter of 2003, but not related to the sale of the Network Solutions business, resulted in a net charge of approximately $18.4 million and consisted primarily of obsolete telecommunications computer software and other equipment. Additionally, other costs not related to the sale of Network Solutions amounted to $0.7 million in the fourth quarter of 2003.

Restructuring and other charges recorded during the year ended December 31, 2003 relating to the 2003 restructuring plan are as follows:

Year Ended December 31, 2003
(In thousands)
Workforce reduction	$5,724
Excess facilities	28,303
Exit costs	1,039

Subtotal	35,066
Other charges	19,086

Total restructuring and other charges	$54,152

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

As of December 31, 2003, the accrued liability associated with the 2003 restructuring plan was $32.4 million and consisted of the following:

	Restructuring Charges	Non-Cash Restructuring Charges	Cash Payments	Accrued Restructuring Costs at December 31, 2003
	(In thousands)
Workforce reduction	$5,724	$—	$(328)	$5,396
Excess facilities	28,303	—	(1,911)	26,392
Exit costs	1,039	—	(1,039)	—

Sub-total	35,066	—	(3,278)	31,788
Other charges	19,086	(18,374)	(148)	564

Total restructuring and other charges	$54,152	$(18,374)	$(3,426)	$32,352

Included in current portion of long-term restructuring				$11,835

Included in long-term restructuring				$20,517

2002 Restructuring Plan

In April 2002, VeriSign announced plans to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other charges. As a result of this plan, in conformity with SEC Staff Accounting Bulletin (“SAB”) No. 100 and EITF Issues No. 94-3 and 88-10, VeriSign recorded restructuring and other charges of $20.5 million during 2003 and $88.6 million during 2002.

Workforce reduction.    VeriSign’s 2002 restructuring plan resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. Workforce reduction charges of approximately $1.5 million and $6.2 million were recorded in 2003 and 2002, respectively, relating primarily to severance and fringe benefits.

Excess facilities.    VeriSign recorded charges of approximately $8.7 million and $29.7 million during 2003 and 2002, respectively, for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. If sublease rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate by an additional $2 million over the next five years related to the 2002 restructuring plan.

Exit costs.    VeriSign recorded other exit costs consisting of the write-off of prepaid license fees associated with products that were originally intended to be incorporated into VeriSign’s product offerings but were subsequently abandoned as a result of the decision to restructure. These charges totaled approximately $1.0 million during 2003 and $9.0 million during 2002.

Other charges.    As part of our efforts to rationalize, integrate and align resources, we also recorded other charges of $9.2 million during 2003, including $10.9 million paid for the termination of a lease and $9.3 million for the write-off of computer software. We recorded other charges of $18.6 million during 2002 relating primarily to the write-off of prepaid marketing assets associated with discontinued advertising. Property and equipment that was disposed of or abandoned resulted in a net charge of approximately $25.0 million during 2002 and consisted primarily of computer software, leasehold improvements, and computer equipment.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Restructuring and other charges, net of adjustments, recorded during the years ended December 31, 2003 and 2002 associated with the 2002 restructuring plan are as follows:

	Year Ended December 31,
	2003	2002
	(In thousands)
Workforce reduction	$1,545	$6,207
Excess facilities	8,694	29,689
Exit costs and other charges	1,014	9,040

Subtotal	11,253	44,936
Other charges	9,228	43,638

Total restructuring and other charges	$20,481	$88,574

As of December 31, 2003, the accrued liability associated with the 2002 restructuring plans was $16.2 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2002	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring Charges	Non-Cash Restructuring Charges	Cash Payments	Accrued Restructuring Costs at December 31, 2003
	(In thousands)
Workforce reduction	$113	$1,545	$—	$1,545	$—	$(1,605)	$53
Excess facilities	23,512	8,694	—	8,694	—	(16,701)	15,505
Exit costs	210	1,014	—	1,014	—	(563)	661

Sub-total	23,835	11,253	—	11,253	—	(18,869)	16,219
Other charges	—	20,163	(10,935)	9,228	(9,228)	—	—

Total restructuring and other charges	$23,835	$31,416	$(10,935)	$20,481	$(9,228)	$(18,869)	$16,219

Included in current portion of long-term restructuring	$7,077						$6,496

Included in long-term restructuring	$16,758						$9,723

Reversals and adjustments to restructuring and other charges of $10.9 million in 2003 is the result of an assignment of a building lease in the United Kingdom to an unrelated third party and due to a favorable re-negotiation of a building lease in Herndon, VA.

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms the longest of which extends through 2014.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Future cash payments and anticipated sublease income, related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2004	$16,215	$(4,558)	$11,657
2005	14,048	(4,594)	9,454
2006	9,354	(3,157)	6,197
2007	7,307	(3,894)	3,413
2008	5,536	(3,428)	2,108
Thereafter	26,054	(16,986)	9,068

	$78,514	$(36,617)	$41,897

Note 5.    Cash, Cash Equivalents and Short and Long-Term Investments

VeriSign’s cash equivalents and short-term investments have been classified as available-for-sale. Cash, cash equivalents and short and long-term investments and restricted cash consist of the following:

	December 31, 2003
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$229,775	$—	$—	$229,775
Commercial paper	78,630	11	(1)	78,640
Corporate bonds and notes	30,458	128	(22)	30,564
Money market funds	6,993	—	—	6,993
U.S. government and agency securities	201,421	291	(41)	201,671
Municipal bonds	51,909	26	(22)	51,913
Asset-backed securities	5,647	3	(15)	5,635
Medium term notes	2,257	3	—	2,260
Foreign debt securities	13,084	16	(49)	13,051
Equity securities	1,779	—	—	1,779
Certificates of deposit	359	—	—	359
Market auction preferred	95,944	—	—	95,944
Placement bonds	5,089	13	—	5,102

	723,345	491	(150)	723,686

Included in cash and cash equivalents				$393,787

Included in short-term investments				$329,899

Long-term investments:
Debt and equity securities of non-public companies	19,724	—	—	19,724
Other	2,025	—	—	2,025

	21,749	—	—	21,749
Restricted cash	18,371	—	—	18,371

Total long-term investments and restricted cash	40,120	—	—	40,120

Total cash, cash equivalents and short and long-term investments	$763,465	$491	$(150)	$763,806

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Gross realized losses on investments totaled $17.0 million in 2003 consisting of the impairment and sale of certain public and non-public equity investments. Gross realized gains on investments were $0.5 million in 2003.

	December 31, 2002
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$117,427	$—	$—	$117,427
Commercial paper	103,281	14	—	103,295
Corporate bonds and notes	31,897	332	(1)	32,228
Money market funds	36,839	5	—	36,844
U.S. government and agency securities	29,207	134	—	29,341
Municipal bonds	12,369	20	(4)	12,385
Asset-backed securities	15,222	4	(59)	15,167
Medium term notes	3,047	29	—	3,076
Foreign debt securities	4,119	3	—	4,122
Equity securities	2,307	—	(480)	1,827
Certificates of deposit	1,039	—	—	1,039
Market Auction Preferred	27,783	—	—	27,783
Other	934	—	—	934

	385,471	541	(544)	385,468

Included in cash and cash equivalents				$282,288

Included in short-term investments				$103,180

Long-term investments:
Debt and equity securities of non-public companies	33,114	—	—	33,114
Other	3,627	—	—	3,627

	36,741	—	—	36,741
Restricted cash	18,436	—	—	18,436

Total long-term investments and restricted cash	55,177	—	—	55,177

Total cash, cash equivalents and short and long-term investments	$440,648	$541	$(544)	$440,645

Gross realized losses on investments totaled $170.9 million in 2002 consisting of the impairment and sale of certain public and non-public equity investments. Gross realized gains on investments were $8.4 million in 2002.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Note 6.    Long-Lived Assets

The following table presents detail of property and equipment:

	December 31,
	2003	2002
	(In thousands)
Land	$222,500	$222,516
Buildings	74,515	73,323
Computer equipment and purchased software	432,159	427,828
Office equipment, furniture and fixtures	16,783	15,733
Leasehold improvements	59,247	62,909

	805,204	802,309
Less accumulated depreciation and amortization	(284,985)	(192,955)

Property and equipment, net	$520,219	$609,354

The following table presents details of VeriSign’s goodwill and other intangible assets:

	As of December 31, 2003
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life
	(Dollars in thousands)
Goodwill	$14,987,174	$(14,585,803)	$401,371

Other intangible assets:
ISP hosting relationships	11,388	(11,388)	—	—
Customer relationships	263,591	(120,630)	142,961	3.9 years
Technology in place	152,956	(128,521)	24,435	3.7 years
Non-compete agreement	1,019	(1,019)	—	—
Trade name	8,914	(8,914)	—	—
Contracts with ICANN and customer lists	698,042	(648,773)	49,269	3.2 years

Total other intangible assets	1,135,910	(919,245)	216,665	3.7 years

Total goodwill and other intangible assets	$16,123,084	$(15,505,048)	$618,036

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

	As of December 31, 2002
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life
	(Dollars in thousands)
Goodwill	$21,308,285	$(20,640,974)	$667,311

Other intangible assets:
ISP hosting relationships	11,388	(11,213)	175	0.2 years
Customer relationships	260,597	(84,669)	175,928	4.8 years
Technology in place	148,243	(87,519)	60,724	2.7 years
Non-compete agreement	1,019	(988)	31	0.2 years
Trade name	76,314	(76,289)	25	0.2 years
Contracts with ICANN and customer lists	957,403	(731,995)	225,408	1.4 years

Total other intangible assets	1,454,964	(992,673)	462,291	2.1 years

Total goodwill and other intangible assets	$22,763,249	$(21,633,647)	$1,129,602

The following table presents goodwill and other intangible assets by VeriSign’s reportable business segments:

	As of December 31, 2003
	Internet Services Group	Communications Services Group	Total Segments
	(In thousands)
Goodwill	$56,852	$344,519	$401,371

Other intangible assets:
Customer relationships	—	142,961	142,961
Technology in place	399	24,036	24,435
Customer lists	13,086	36,183	49,269

Total other intangible assets	13,485	203,180	216,665

Total goodwill and other intangible assets	$70,337	$547,699	$618,036

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

	As of December 31, 2002
	Internet Services Group	Communications Services Group	Network Solutions	Total Segments
	(In thousands)
Goodwill	$76,785	$356,059	$234,467	$667,311

Other intangible assets:
ISP hosting relationships	175	—	—	175
Customer relationships	108	175,820	—	175,928
Technology in place	5,542	55,182	—	60,724
Non-compete agreement	31	—	—	31
Trade name	25	—	—	25
Contracts with ICANN and customer lists	96,998	93,347	35,063	225,408

Total other intangible assets	102,879	324,349	35,063	462,291

Total goodwill and other intangible assets	$179,664	$680,408	$269,530	$1,129,602

VeriSign performed its annual impairment test as of June 30, 2003 and 2002. The fair value of VeriSign’s reporting units was determined using either the income approach or the market comparables method of valuation or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market comparables method of valuation, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets were valued using the income approach. In the application of the income and market valuation approaches, VeriSign was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. As a result of the decline in the value of certain reporting units, due to changes in market conditions for acquisitions of the Company since the previous test date, the results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for certain reporting units exceeded their implied fair values and an impairment charge of $123 million and $4,611 million was recorded in 2003 and 2002, respectively.

The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in an impairment in June 2003 as follows:

	Internet Services Group	Communications Services Group	Network Solutions	Total Segments
	(In thousands)
Goodwill	$18,697	$20,034	$12,954	$51,685
Technology in place	—	27,499	—	27,499
Customer lists	—	44,035	—	44,035

	$18,697	$91,568	$12,954	$123,219

In 2003, VeriSign entered into an agreement to sell its Network Solutions business. The event triggered an evaluation of the carrying value of the goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, VeriSign determined that

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

the carrying value exceeded the implied fair value of Network Solutions’ goodwill. VeriSign recorded an impairment of goodwill of $30.2 million in the third quarter of 2003.

The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in an impairment in 2002 as follows.

	Internet Services Group	Communications Services Group	Network Solutions	Total
	(In thousands)
Goodwill	$1,740,256	$794,866	$1,851,887	$4,387,009
Customer relationships	3,297	24,294	—	27,591
Technology in place	256	40,693	—	40,949
Trade name	—	3,205	—	3,205
Contracts with ICANN and customer lists	—	23,092	129,007	152,099

	$1,743,809	$886,150	$1,980,894	$4,610,853

Prior to VeriSign’s adoption of SFAS No. 142 and SFAS No. 144 on January 1, 2002, VeriSign’s policy was to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows included an estimated terminal value based on a hypothetical sale of an acquisition at the end of its goodwill amortization period. Although VeriSign’s acquisitions had been predominantly performing at or above expectations at the time, market conditions and attendant multiples used to estimate terminal values remained depressed. As a result, VeriSign recorded an impairment charge to goodwill and other intangible assets of $9,891 million in 2001.

Amortization expense, excluding impairment write-downs, related to other intangible assets was $182.1 million, $283.9 million and $268.8 million in 2003, 2002 and 2001, respectively. In addition, prior to the adoption of SFAS No. 141 on January 1, 2002, VeriSign amortized $3,410 million of goodwill for the year ended December 31, 2001. Estimated future amortization expense related to other intangible assets at December 31, 2003 is as follows:

(In thousands)
2004	$58,430
2005	58,430
2006	51,221
2007	47,034
2008	1,550

$216,665

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Note 7.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2003	2002
	(In thousands)
Accounts payable	$45,563	$72,907
Employee compensation	53,425	34,511
Professional fees	4,549	15,379
Customer deposits	41,393	19,719
Taxes	72,215	63,872
Legal and accounting fees	7,323	3,793
Other	66,119	68,364

	$290,587	$278,545

Note 8.    Long-Term Liabilities

VeriSign entered into a five-year agreement with Bank of America effective June 1, 2000 to provide a $15 million unsecured capital expenditure loan facility. The loan was paid in full on December 16, 2003. The loan bore interest at the lesser of the bank’s prime lending rate or LIBOR plus 1.35% to 1.75%, depending on VeriSign’s trailing twelve-month earnings adjusted cash flow as defined by the agreement. The interest rate was 4.0% at December 16, 2003, and 4.25% on December 31, 2002.

VeriSign entered into an agreement with a former principal shareholder of H.O. Systems effective December 18, 1998 as part of a recapitalization agreement. As a result, a $5.0 million unsecured note which had a five-year term, bore interest at 7%, and had no restrictive covenants was established. As of December 31, 2003, the note was paid in full. Additionally, as part of the recapitalization agreement, VeriSign agreed to make annual performance payments to the former principal shareholder over a five-year period totaling approximately $13.9 million. The imputed interest rate was 9.41% and there are no restrictive covenants. As of December 31, 2003, $2.2 million was outstanding for performance payments and matures in 2004.

In November 1999, VeriSign entered into an Agreement for the management and administration of the Tuvalu Internet top-level domain, “.tv,” with the Government of Tuvalu for payments of future royalties. Future royalty payment obligations will amount to $10.6 million. The current portion of $2.2 million is due in 2004 and the long-term portion of $8.4 million matures as follows:

Future Royalty Payment Obligations
(In thousands)
2005	$2,200
2006	2,200
2007	2,000
2008	2,000

$8,400

Additionally, VeriSign has $0.6 million of miscellaneous long-term debt which matures over the next five years.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

The current portion of long-term debt payable is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

At December 31, 2003, the current portion of $2.2 million of the Tuvalu future royalty obligation was included in accounts payable and accrued liabilities and the long-term portion of $8.4 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

Note 9.    Stockholders’ Equity

Preferred Stock

VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2003, no shares of preferred stock had been issued. In connection with its stockholder rights plan, VeriSign authorized 3 million shares of Series A Junior Participating Preferred Stock, par value $0.001 per share. In the event of liquidation, each preferred share will be entitled to a $1.00 preference, and thereafter the holders of the preferred shares will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. Each preferred share will have 100 votes, voting together with the common shares. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

Common Stock

In 2001, the Board of Directors of VeriSign authorized the use of up to $350 million to repurchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. During 2001, VeriSign repurchased 1,650,000 shares at a cost of approximately $70 million. During 2003 and 2002, no stock was repurchased and at December 31, 2003, approximately $280 million remained available for future repurchases.

Other than the dividend of one stock purchase right for each outstanding share of common stock that was declared on September 24, 2002, no dividends have been declared or paid on VeriSign’s common stock since inception.

During 2003, VeriSign issued 150,000 shares of restricted stock under the 1998 Equity Incentive Plan to certain executive officers. The shares vest over a two-year period, with 2/3 of the shares eligible to be sold at the end of two years and the remaining 1/3 eligible at the end of the third year. The aggregate market value of the restricted stock at the date of issuance was $1.9 million and was recorded as deferred compensation and is being amortized ratably over the two year vesting period.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

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

Note 10.    Calculation of Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Basic and diluted net loss per share:
Net loss	$(259,879)	$(4,961,297)	$(13,355,952)
Determination of basic and diluted shares:
Weighted-average shares outstanding	239,780	236,552	203,478

Basic and diluted average common shares outstanding	239,780	236,552	203,478

Basic and diluted net loss per share	$(1.08)	$(20.97)	$(65.64)

In 2003, 2002 and 2001, VeriSign excluded 2,717,195, 3,498,082 and 9,892,874 weighted-average common share equivalents with a weighted-average share exercise price of $8.33, $8.18 and $24.42 per share, respectively, because their effect would have been anti-dilutive. Weighted-average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Note 11.    Stock Compensation Plans

Stock Option Plans

As of December 31, 2003, a total of 55,197,506 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

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

The 1998 Equity Incentive Plan (“1998 Plan”) authorizes the award of options, restricted stock awards and stock bonuses. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant for incentive stock options and 85% of the fair market value for non-qualified stock options. All options are granted at the discretion of the Board and have a term not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. During the year ended December 31, 2003, VeriSign issued 150,000 shares of restricted stock under the 1998 Equity Incentive Plan to certain executive officers. The shares vest over a two-year period, with 2/3 of the shares eligible to be sold at the end of two years and the remaining 1/3 eligible at the end of the third year. The aggregate market value of the restricted stock at the date of issuance was $1.9 million and was recorded as deferred compensation and is being amortized ratably over the two year vesting period. At December 31, 2003, 14,351,449 shares remain available for future awards under the 1998 Plan including shares transferred from the 1995 and 1997 plans that were terminated.

The Board adopted the 2001 Stock Incentive Plan (“2001 Plan”) in January 2001. The 2001 Plan, which did not require approval by the stockholders, authorizes the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2003, no restricted stock awards have been made under the 2001 Plan. Options may be granted at an exercise price not less than the par value of VeriSign’s common stock on the date of grant. All options are granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 2003, 8,247,800 shares remain available for future awards under the 2001 Plan. On January 1 of each year beginning in 2002, the number of shares available for grant under the 2001 Plan will automatically be increased by an amount equal to 2% of the outstanding common shares on the immediately preceding December 31.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

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

Members of the Board who are not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, are eligible to participate in the 1998 Directors Plan (“Directors Plan”). The option grants under the Directors Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the date of the grant. Each eligible director is initially granted an option to purchase 25,000 shares on the date he or she first becomes a director (“Initial Grant”). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director will automatically be granted an additional option to purchase 12,500 shares of common stock if the director has served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign. At December 31, 2003, 598,593 shares remain available for future grant under the Directors Plan.

In connection with its acquisitions in 2001, VeriSign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vest over a four-year period.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

A summary of stock option activity under all Plans is as follows:

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	26,960,479	$47.41	37,340,507	$52.50	28,639,917	$59.65
Assumed in business combinations	—	—	—	—	3,550,832	15.16
Granted	13,199,316	13.45	12,850,130	16.69	15,789,042	39.12
Exercised	(2,321,981)	9.05	(2,506,354)	4.30	(5,653,134)	12.75
Cancelled	(5,838,150)	43.66	(20,723,804)	42.70	(4,986,150)	73.05

Outstanding at end of year	31,999,664	36.87	26,960,479	47.41	37,340,507	52.50

Exercisable at end of year	18,156,403	48.05	13,874,208	52.94	12,074,142	44.53

Weighted-average fair value of options granted during the year		9.00		11.97		26.42

The following table summarizes information about stock options outstanding as of December 31, 2003:

Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ .38–$ 9.83	3,501,073	4.28 years	$6.77	2,143,219	$6.09
$ 10.08–$ 13.65	7,307,173	5.64 years	11.95	2,019,279	11.63
$ 13.79	6,449,415	5.46 years	13.79	3,024,851	13.79
$ 14.06–$ 18.25	1,037,268	6.64 years	15.87	55,003	18.24
$ 20.44–$ 29.90	3,093,777	4.96 years	24.80	2,039,035	25.30
$ 30.36–$ 38.92	2,861,750	3.40 years	35.68	2,541,304	35.84
$ 40.08–$ 49.94	1,237,341	2.85 years	43.45	1,181,060	43.43
$ 50.11–$ 99.51	2,884,639	5.26 years	68.79	2,068,965	71.14
$ 100.73–$149.97	1,611,305	2.24 years	127.14	1,417,826	127.38
$ 150.09–$253.00	2,015,923	3.46 years	162.53	1,665,861	162.93

	31,999,664	4.77 years	36.87	18,156,403	48.05

1998 Employee Stock Purchase Plan

VeriSign has reserved 10,205,467 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 1,997,230

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

in 2003, 645,595 in 2002 and 201,953 in 2001. As of December 31, 2003, 6,032,486 shares remain available for future issuance. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31. The weighted-average fair value of the stock purchase rights granted under the Purchase Plan was $5.76 in 2003, $4.84 in 2002 and $27.74 in 2001.

Note 12.    Income Taxes

Income before income taxes includes net losses from foreign operations of approximately $30.2 million, $217.8 million and $277.5 million for the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively.

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Continuing operations:
Current:
Federal	$1,568	$—	$106,135
State	2,141	9,180	20,308
Foreign, including foreign withholding tax	13,103	8,705	3,137

	16,812	17,885	129,580

Deferred:
Federal	—	2,148	(165,429)
State	—	—	(42,073)
Foreign	(1,008)	(9,658)	—

	(1,008)	(7,510)	(207,502)

Income tax (benefit) expense	15,804	10,375	(77,922)

Charge in lieu of taxes attributable to employee stock plans	5,004	—	—

Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	2,545	—	—

	$23,353	$10,375	$(77,922)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net loss before income taxes is attributable to the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Income tax benefit at federal statutory rate	$(82,784)	$(1,732,677)	$(4,701,653)
State taxes, net of federal benefit	3,317	9,180	(21,765)
Differences between statutory rate and foreign effective tax rate	24,978	6,166	3,137
Goodwill amortization and in-process research and development	91,526	1,463,782	4,594,096
Change to valuation allowance	(16,872)	272,369	—
Research and experimentation credit	(500)	(1,800)	(5,483)
Other	3,688	(6,645)	53,746

	$23,353	$10,375	$(77,922)

The tax effects of temporary differences that give rise to significant portions of VeriSign’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$250,520	$275,718
Deductible goodwill and intangible assets	204,254	215,293
Tax credit carryforwards	11,812	12,271
Property and equipment	2,635	26,600
Deferred revenue, accruals and reserves	126,066	185,095
Capital loss carryforwards	107,179	98,756
Other	9,116	4,836

Total deferred tax assets	711,582	818,569
Valuation allowance	(637,662)	(632,180)

Net deferred tax assets	73,920	186,389

Deferred tax liabilities:
Non-deductible acquired intangibles	(56,631)	(176,491)
Unrealized gain	(5,666)	—
Other	(957)	(240)

Total deferred tax liabilities	(63,254)	(176,731)

Total net deferred tax assets	$10,666	$9,658

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations will be realized; accordingly, a full valuation allowance has been established. Management believes it is more likely than not that deferred tax assets relating to certain foreign operations will

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

be realized; accordingly, a valuation allowance was not applied on these assets. The total valuation allowance increased $5.5 million in 2003 and $291.7 million in 2002. Of the total valuation allowance at December 31, 2003, $295.5 million is applied to deferred tax assets related to operations and $338.2 million is applied to deferred tax assets related to stock compensation deductions. If the valuation allowance were released, $295.5 million would be credited to the statement of operations and $338.2 million would be credited to additional paid-in capital.

As of December 31, 2003, VeriSign had federal net operating loss carryforwards of approximately $624.4 million, state net operating loss carryforwards of approximately $515.4 million, and foreign net operating loss carryforwards of approximately $75.7 million. If VeriSign is not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2022 and the state net operating loss carryforwards will expire in 2005 through 2023. Foreign net operating loss carryforwards will expire on various dates. VeriSign had research and development tax credits for federal income tax purposes of approximately $6.2 million available for carryover to future years, and for state income tax purposes of approximately $6.2 million available for carryover to future years. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2023. State research and development tax credits carry forward indefinitely until utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. VeriSign’s ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes.

Note 13.    Commitments and Contingencies

Leases

VeriSign leases a portion of its facilities under operating leases that extend through 2014 and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2003 are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2004	$25,720	$(4,377)	$21,343
2005	22,175	(3,737)	18,438
2006	18,673	(566)	18,107
2007	18,273	—	18,273
2008	16,067	—	16,067
Thereafter	25,078	—	25,078

Total	$125,986	$(8,680)	$117,306

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans.

Net rental expense under operating leases was $23.6 million in 2003, $21.8 million in 2002 and $33.2 million in 2001. VeriSign has subleased offices to various companies under non-cancelable operating leases. VeriSign received payments of $1.6 million in 2003, $3.1 million in 2002 and $3.0 million in 2001.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Restricted Cash

As of December 31, 2003 and 2002, VeriSign has pledged $18.4 million classified as restricted cash as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Legal Proceedings

VeriSign is engaged in several complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s consolidated financial position and results of operations.

Note 14.    Segment Information

Description of Segments

During 2003, VeriSign operated its business in three reportable segments: the Internet Services Group, the Communications Services Group and the Network Solutions business segment. The Network Solutions business provided domain name registration, and value added services such as business e-mail, websites, hosting and other web presence services. Effective November 25, 2003, when VeriSign completed the sale of its Network Solutions business to Pivotal Private Equity, VeriSign realigned its operations into two service-based business segments consisting of the Internet Services Group and the Communications Services Group. Prior to 2003, VeriSign operated its business in two segments: the Enterprise and Service Provider Division and the Mass Markets Division.

The Internet Services Group consists of the Security Services business and Naming and Directory Services business. The Security Services business provides products and services to enterprises and organizations that want to establish and deliver secure Internet-based services for their customers and business partners, including the following types of services: enterprise security services, including VeriSign’s managed security and authentication services, and e-commerce services, including Web trust and payment services. The Naming and Directory Services business provides registry services as the exclusive registry of domain names in the .com and .net gTLDs and certain ccTLDs, as well as providing certain value added services and digital brand management services.

The Communications Services Group provides specialized managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. VeriSign’s managed communication service offerings include network services, intelligent database and directory services, application services, and billing and payment services.

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

DECEMBER 31, 2003, 2002 AND 2001

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

	Internet Services Group	Communications Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Year ended December 31, 2003:
Total revenues	$484,139	$406,745	$211,819	$—	$1,102,703
Internal revenues	(47,923)	—	—	—	(47,923)

External revenues	$436,216	$406,745	$211,819	$—	$1,054,780

Total cost of revenues	$117,033	$225,890	$117,412	$33,795	$494,130
Internal cost of revenues	—	—	(47,923)	—	(47,923)

External cost of revenues	$117,033	$225,890	$69,489	$33,795	$446,207

Gross margin after eliminations	$319,183	$180,855	$142,330	$(33,795)	$608,573

Year ended December 31, 2002:
Total revenues	$613,022	$385,734	$311,169	$—	$1,309,925
Internal revenues	(88,257)	—	—	—	(88,257)

External revenues	$524,765	$385,734	$311,169	$—	$1,221,668

Total cost of revenues	$242,500	$210,327	$178,891	$27,906	$659,624
Internal cost of revenues	—	—	(88,257)	—	(88,257)

External cost of revenues	$242,500	$210,327	$90,634	$27,906	$571,367

Gross margin after eliminations	$282,265	$175,407	$220,535	$(27,906)	$650,301

Year ended December 31, 2001:
Total revenues	$635,543	$11,629	$466,989	$—	$1,114,161
Internal revenues	(130,597)	—	—	—	(130,597)

External revenues	$504,946	$11,629	$466,989	$—	$983,564

Total cost of revenues	$199,671	$6,271	$262,264	$6,112	$474,318
Internal cost of revenues	—	—	(130,597)	—	(130,597)

External cost of revenues	$199,671	$6,271	$131,667	$6,112	$343,721

Gross margin after eliminations	$305,275	$5,358	$335,322	$(6,112)	$639,843

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Reconciliation to VeriSign, as Reported

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues:
Total segments	$1,102,703	$1,309,925	$1,114,161
Elimination of internal revenues	(47,923)	(88,257)	(130,597)

Revenues, as reported	$1,054,780	$1,221,668	$983,564

Net loss:
Total segments’ gross margin	$608,573	$650,301	$639,843
Operating expenses	(836,823)	(5,451,934)	(14,050,669)
Other expense	(8,276)	(149,289)	(23,048)
Income tax benefit (expense)	(23,353)	(10,375)	77,922

Net loss, as reported	$(259,879)	$(4,961,297)	$(13,355,952)

Geographic Information

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues:
Domestic	$941,913	$1,115,731	$861,731
International	112,867	105,937	121,833

Total	$1,054,780	$1,221,668	$983,564

VeriSign operates in the United States, Europe, Japan, Australia, Brazil and South Africa. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Herndon, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets.

	December 31,
	2003	2002
	(In thousands)
Long-lived assets:
United States	$1,135,090	$1,725,876
All other countries	84,720	79,574

Total	$1,219,810	$1,805,450

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003, 2002 AND 2001

Major Customers

No customer accounted for 10% or more of consolidated revenues in 2003, 2002 or 2001.

Note 15.     Related Party Transactions

VeriSign retained a 15% equity stake in Network Solutions after the sale to Pivotal Private Equity on November 25, 2003. The revenue recognized by VeriSign from Network Solutions for the period November 26, 2003 through December 31, 2003 totaled $3.9 million.

VeriSign recognized revenues totaling $10.3 million in 2003, $27.1 million in 2002 and $64.0 million in 2001 from customers, including VeriSign Affiliates, with whom it holds an equity investment.

Prior to December 31, 2002, Science Application International Corporation (“SAIC”) owned approximately 5% of the common shares outstanding of VeriSign, Inc. During 2002, SAIC sold all of its common stock in VeriSign and was no longer a stockholder. Also during 2002, VeriSign incurred and paid an immaterial amount to SAIC. In 2001, VeriSign incurred and paid $0.6 million to SAIC for subcontractor labor and expenses for the operation of foreign offices. No payments were made to SAIC in 2003.

Note 16.    Subsequent Events

On February, 26, 2004, VeriSign successfully completed its acquisition of Guardent, a leading privately held provider of managed security services. VeriSign paid approximately $135 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign stock. The acquisition was accounted for as a purchase transaction.

Prior to VeriSign’s sale of its Network Solutions domain name registrar business, VeriSign and Network Solutions were defendants in a number of lawsuits related to customer disputes over domain name registrations and related services. From January 1, 2004 through March 8, 2004, VeriSign resolved six lawsuits directly related to the Network Solutions business totaling approximately $10 million. This amount has been included in sale of business and litigation settlements on the accompanying 2003 consolidated statements of operations.

EXHIBITS

As required under Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.23	Transaction Bonus and Retention Agreement between Registrant and W.G. Champion Mitchell dated May 20, 2003

21.01	Subsidiaries of the Registrant

21.03	Independent Auditor’s Consent

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002