Form 10-Q
period 2004-03-31
VERISIGN INC/CA
filed 2004-05-06
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES  ☑    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 30, 2004
Common stock, $.001 par value	247,981,446

PART I—FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1 — Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$406,684	$393,787
Short-term investments	251,183	329,899
Accounts receivable, net	107,209	100,120
Prepaid expenses and other current assets	51,118	45,935
Deferred tax assets	11,203	10,666

Total current assets	827,397	880,407

Property and equipment, net	505,451	520,219
Goodwill	522,756	401,371
Other intangible assets, net	224,074	216,665
Restricted cash	19,012	18,371
Long-term investments	59,124	21,749
Other assets, net	43,824	41,435

Total long-term assets	1,374,241	1,219,810

Total assets	$2,201,638	$2,100,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$255,092	$290,587
Accrued merger costs	1,607	805
Accrued restructuring costs	15,975	18,331
Deferred revenue	268,408	245,483

Total current liabilities	541,082	555,206

Long-term deferred revenue	99,526	93,311
Long-term restructuring costs	27,482	30,240
Other long-term liabilities	8,452	8,978

Total long-term liabilities	135,460	132,529

Total liabilities	676,542	687,735

Minority interest in subsidiaries	27,982	28,829
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000
Issued and outstanding shares: 247,658,438 and 241,979,274 (excluding 1,716,918 and 1,690,000 shares held in treasury at March 31, 2004 and December 31, 2003)	248	242
Additional paid-in capital	23,231,858	23,128,095
Unearned compensation	(3,116)	(2,628)
Accumulated deficit	(21,730,984)	(21,740,054)
Accumulated other comprehensive loss	(892)	(2,002)

Total stockholders’ equity	1,497,114	1,383,653

Total liabilities and stockholders’ equity	$2,201,638	$2,100,217

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$229,113	$269,758

Costs and expenses:
Cost of revenues	91,482	115,829
Sales and marketing	40,170	52,562
Research and development	16,707	13,777
General and administrative	35,239	46,865
Restructuring and other charges	15,507	20,513
Amortization of other intangible assets	15,110	54,902

Total costs and expenses	214,215	304,448

Operating income (loss)	14,898	(34,690)
Other income (expense), net	739	(13,894)

Income (loss) before income taxes	15,637	(48,584)
Income tax expense	(6,567)	(4,852)

Net income (loss)	$9,070	$(53,436)

Net income (loss) per share:
Basic	$0.04	$(0.22)

Diluted	$0.04	$(0.22)

Shares used in per share computation:
Basic	244,362	238,208

Diluted	248,162	238,208

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,070	$(53,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,507	29,657
Amortization of other intangible assets	15,110	54,902
Provision for doubtful accounts	301	3,742
Non-cash restructuring and other charges	12,705	9,260
Net loss on sale and impairment of investments	3,308	16,541
Minority interest in net income (loss) of subsidiary	293	(165)
Tax benefit associated with stock options	7,741	—
Deferred income taxes	(537)	3,633
Amortization of unearned compensation	641	4,258
Changes in operating assets and liabilities:
Accounts receivable	(4,423)	10,959
Prepaid expenses and other current assets	(3,812)	(8,778)
Accounts payable and accrued liabilities	(42,405)	18,163
Deferred revenue	28,003	11,581

Net cash provided by operating activities	47,502	100,317

Cash flows from investing activities:
Purchases of investments	(61,215)	(86,754)
Proceeds from maturities and sales of investments	97,607	49,058
Purchases of property and equipment	(14,709)	(22,215)
Net cash paid in business combinations	(70,963)	—
Merger related costs	(746)	(4,925)
Other assets	(436)	(22)

Net cash used in investing activities	(50,462)	(64,858)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	17,455	6,126
Proceeds from sale of stock from consolidated subsidiary	379	—
Repayment of debt	(2,703)	(4,282)

Net cash provided by financing activities	15,131	1,844

Effect of exchange rate changes	726	(1,614)

Net increase in cash and cash equivalents	12,897	35,689
Cash and cash equivalents at beginning of period	393,787	282,288

Cash and cash equivalents at end of period	$406,684	$317,977

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at March 31, 2004, and the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared by VeriSign in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with VeriSign’s consolidated financial statements for the year ended December 31, 2003 included in the annual report previously filed on Form 10-K.

The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. The carrying amount of cash and cash equivalents, investments, accounts receivable, and accounts payable and accrued liabilities approximate their respective fair values.

Note 2. Business Combinations

During February 2004, VeriSign completed its acquisition of Guardent, a privately held provider of managed security services. VeriSign paid approximately $135 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Guardent’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Guardent, VeriSign recorded goodwill of $114.1 million and intangible assets of $22.2 million, which have been assigned to the Internet Services segment. The acquisition of Guardent was considered strategic as it closely fit with our existing MSS business. The goodwill represents the excess value over both tangible and intangible assets acquired. The company attributes the goodwill in this transaction to managements’s belief that the acquisition is a strategic fit with its existing business and will create an unmatched breadth of service and consulting offerings, delivered from a global infrastructure that is highly scalable and offers reliable, state-of-the-art managed security services.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	February 27, 2004	Amortization Period
	(In thousands)	(Years)
Current assets	$5,139	—
Property and equipment, net	4,735	—
Other long-term assets	1,096	—
Goodwill	114,069	—
Customer contracts and relationship	13,200	5 – 6
Non-compete agreement	5,700	3
Technology in place	3,200	1 – 3
Backlog	100	1

Total assets acquired	147,239

Total liabilities assumed	(6,017)

Net assets acquired	$141,222

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Stock Compensation Plans and Unearned Compensation

At March 31, 2004, VeriSign had four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and net loss per share if VeriSign had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$9,070	$(53,436)
Add: Unearned compensation, net of tax	641	4,258
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(34,208)	(42,178)

Pro forma net loss	$(24,497)	$(91,356)

Basic:
As reported	$0.04	$(0.22)
Pro forma equity-based compensation	(0.14)	(0.16)

Pro forma net loss per share	$(0.10)	$(0.38)

Diluted:
As reported	$0.04	$(0.22)
Pro forma equity-based compensation	(0.14)	(0.16)

Pro forma net loss per share	$(0.10)	$(0.38)

The fair value of stock options and Employee Stock Purchase Plan options was estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Employee Stock Purchase Plan options for each period presented:

	Three Months Ended March 31,
	2004	2003
Stock options:
Volatility	89%	108%
Risk-free interest rate	2.15%	2.49%
Expected life	2.7 years	3.5 years
Dividend yield	zero	zero
Employee Stock Purchase Plan options:
Volatility	58%	108%
Risk-free interest rate	1.26%	1.38%
Expected life	1.25 years	1.25 years
Dividend yield	zero	zero

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Restructuring and Other Charges

2003 Restructuring Plan

VeriSign recorded restructuring and other charges of $15.5 million during the quarter ended March 31, 2004.

Workforce reduction

Workforce reduction charges relate primarily to severance and fringe benefits. VeriSign recorded workforce reduction charges of $1.6 million and a workforce reduction of approximately 35 employees during the quarter ended March 31, 2004.

Excess facilities

VeriSign recorded charges of approximately $1.1 million during the quarter ended March 31, 2004 for excess facilities that were abandoned relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

Exit costs

VeriSign recorded other exit costs consisting mainly of contract termination fees totaling approximately $0.1 million during the quarter ended March 31, 2004.

Other charges

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, VeriSign recorded an asset impairment charge of approximately $12.7 million during the quarter ended March 31, 2004 related to a service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment.

Restructuring and other charges associated with the 2003 restructuring plan that were recorded during the quarter ended March 31, 2004 are as follows:

Three Months Ended March 31, 2004
(In thousands)
Workforce reduction	$1,572
Excess facilities	1,124
Exit costs	106

Subtotal	2,802
Other charges	12,705

Total restructuring and other charges	$15,507

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004, the accrued liability associated with the 2003 restructuring plan was $31.4 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2003	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring Charges	Non-Cash Restructuring Charges	Cash Payments	Accrued Restructuring Costs at March 31, 2004
	(In thousands)
Workforce reduction	$5,396	$1,572	$—	$1,572	$—	$(2,365)	$4,603
Excess facilities	26,392	1,124	311	1,435	—	(1,232)	26,595
Exit costs	—	106	—	106	—	(100)	6

Subtotal	$31,788	$2,802	$311	$3,113	$—	$(3,697)	$31,204
Other charges	564	12,705	—	12,705	(12,705)	(326)	238

Total restructuring and other charges	$32,352	$15,507	$311	$15,818	$(12,705)	$(4,023)	$31,442

Included in current portion of accrued restructuring costs	$11,835						$11,772

Included in long term restructuring costs	$20,517						$19,670

2002 Restructuring Plan

VeriSign had no additional restructuring and other charges related to the 2002 restructuring plan for the quarter ended March 31, 2004 and recorded $20.5 million during the quarter ended March 31, 2003.

Workforce reduction

Workforce reduction charges relating primarily to severance and fringe benefits totaled $1.5 million during the quarter ended March 31, 2003 and there were no additional employees terminated during the quarter ended March 31, 2004 related to the 2002 restructuring plan.

Excess facilities

VeriSign recorded $8.7 million during the quarter ended March 31, 2003 for excess facilities that were abandoned relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

Exit costs

VeriSign recorded exit costs during the quarter ended March 31, 2003 totaling $1.0 million.

Other charges

As part of the Company’s efforts to rationalize, integrate and align resources, VeriSign recorded charges of $9.3 million during the quarter ended March 31, 2003, which consisted primarily of the write-off of computer software.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring and other charges associated with the 2002 restructuring plan that were recorded during the quarter ended March 31, 2003 are as follows:

Three Months Ended March 31, 2003
(In thousands)
Workforce reduction	$1,545
Excess facilities	8,694
Exit costs	1,014

Subtotal	11,253
Other charges	9,260

Total restructuring and other charges	$20,513

At March 31, 2004, the accrued liability associated with the 2002 restructuring plan was $12.0 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2003	Cash Payments	Accrued Restructuring Costs at March 31, 2004
	(In thousands)
Workforce reduction	$53	$(38)	$15
Excess facilities	15,505	(4,146)	11,359
Exit costs	661	(20)	641

Subtotal	$16,219	$(4,204)	$12,015
Other charges	—	—	—
Total restructuring and other charges	$16,219	$(4,204)	$12,015

Included in current portion of accrued restructuring costs	$6,496		$4,203

Included in long term restructuring costs	$9,723		$7,812

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through June 2014.

Future cash payments related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2004 (9 months)	$11,799	$(3,601)	$8,198
2005	14,003	(4,909)	9,094
2006	9,475	(3,671)	5,804
2007	7,307	(3,894)	3,413
2008	5,536	(3,428)	2,108
2009	4,637	(3,261)	1,376
Thereafter	21,686	(13,725)	7,961

	$74,443	$(36,489)	$37,954

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Goodwill and Other Intangible Assets

Purchased goodwill and certain indefinite-lived intangibles are not amortized but are subject to testing for impairment on at least an annual basis.

A two-step evaluation to assess goodwill for impairment is required. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not considered to be impaired and proceeding to the second step is not required. If the carrying value of any reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill and other intangible assets must be determined and compared to the carrying value of its goodwill and other intangible assets (the second step). If the carrying value of a reporting unit’s goodwill and other intangible assets exceeds its implied fair value, then an impairment charge equal to the difference is recorded.

The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets are valued using the income approach. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. VeriSign will perform its annual impairment test for goodwill and other intangible assets in the quarter ending June 30, 2004.

Goodwill, net of amortization, was adjusted for the quarter ended March 31, 2004 as follows:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
December 31, 2003	$56,852	$344,519	$401,371
Guardent acquisition	114,069	—	114,069
Other acquisitions	2,303	5,013	7,316

March 31, 2004	$173,224	$349,532	$522,756

VeriSign’s other intangible assets are comprised of:

	As of March 31, 2004
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$263,591	$(129,773)	$133,818
Technology in place	156,402	(130,279)	26,123
Non-compete agreement	6,718	(1,177)	5,541
Trade name	8,981	(8,913)	68
Contracts with ICANN and customer lists	711,349	(652,825)	58,524

Total other intangible assets	$1,147,041	$(922,967)	$224,074

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2003
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$263,591	$(120,630)	$142,961
Technology in place	152,956	(128,521)	24,435
Non-compete agreement	1,019	(1,019)	—
Trade name	8,914	(8,914)	—
Contracts with ICANN and customer lists	698,042	(648,773)	49,269

Total other intangible assets	$1,124,522	$(907,857)	$216,665

For the three months ended March 31, 2004 and 2003, amortization of other intangible assets was $15.1 million and $54.9 million, respectively.

Estimated future amortization expense related to other intangible assets at March 31, 2004 is as follows:

(In thousands)
2004 (9 months)	$48,833
2005	63,769
2006	55,847
2007	49,793
2008	3,829
2009	1,733
Thereafter	270

$224,074

Note 6.	Investments

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

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related write-down as an investment loss in its consolidated statement of operations. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. During the three months ended March 31, 2004 and 2003, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded impairments of these investments, net of realized gains, totaling $3.3 million and $16.5 million, respectively.

From time to time, VeriSign may recognize revenues from companies in which it also has made an investment. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated. For the three months ended March 31, 2004 and 2003, VeriSign recognized revenues totaling $3.0 million and $2.4 million, respectively, from customers, including VeriSign Affiliates, with whom it holds an equity investment.

Note 7.	Restricted Cash

As of March 31, 2004 and December 31, 2003, VeriSign has pledged $19.0 million and $18.4 million, respectively, classified as restricted cash on the accompanying balance sheets, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014. In addition, VeriSign established a trust during the first quarter of 2004 in the amount of $45.0 million classified as long-term investments for its director and officer liability self-insurance coverage.

Note 8.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income (loss)	$9,070	$(53,436)
Change in unrealized gain on investments, net of tax	383	414
Translation adjustments	726	(1,614)

Comprehensive income (loss)	$10,179	$(54,636)

Note 9.	Calculation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Basic and diluted net income (loss) per share:
Net income (loss)	$9,070	$(53,436)

Determination of basic and diluted shares:
Weighted-average common shares outstanding	244,362	238,208
Potential common shares—dilutive stock options	3,800	—

Diluted weighted-average common shares outstanding	248,162	238,208

Basic net income (loss) per share	$0.04	$(0.22)

Diluted net income (loss) per share	$0.04	$(0.22)

For the three months ended March 31, 2004, VeriSign excluded 13,381,755 weighted-average stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $69.25 because their effect would have been anti-dilutive. For the three months ended March 31, 2003, VeriSign excluded 1,212,743 weighted-average common share equivalents with a weighted-average exercise price of $5.56 because their effect would have been anti-dilutive. Weighted-average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

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

Description of segments

During 2004, VeriSign operates its business in two reportable segments: the Internet Services Group and the Communications Services Group. During 2003, VeriSign operated its business in three reportable segments: the Internet Services Group, the Communications Services Group and the Network Solutions business segment. The Network Solutions business provided domain name registration, and value added services such as business e-mail, websites, hosting and other web presence services.

The Internet Services Group consists of the Security Services business and Naming and Directory Services business. The Security Services business provides products and services to enterprises and organizations that want to establish and deliver secure Internet-based services for their customers and business partners, including the following types of services: enterprise security services, including VeriSign’s managed security and authentication services, and e-commerce services, including Web trust and payment services. The Naming and Directory Services business provides registry services as the exclusive registry of domain names in the .com and .net gTLDs and certain ccTLDs, as well as providing certain value added services.

The Communications Services Group provides specialized managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. VeriSign’s managed communication service offerings include network services, intelligent database and directory services, application services, and billing and payment services.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Internet Services Group	Communications Services Group	Other	Total Segments
	(In thousands)
Three months ended March 31, 2004:
Revenues	$130,076	$99,037	$—	$229,113
Cost of revenues	28,488	57,830	5,164	91,482

Gross margin	$101,588	$41,207	$(5,164)	$137,631

	Internet Services Group	Communications Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended March 31, 2003:
Total revenues	$117,795	$100,602	$66,130	$—	$284,527
Internal revenues	(14,769)	—	—	—	(14,769)

External revenues	$103,026	$100,602	$66,130	$—	$269,758

Total cost of revenues	$30,938	$56,967	$34,738	$7,955	$130,598
Internal cost of revenues	—	—	(14,769)	—	(14,769)

External cost of revenues	$30,938	$56,967	$19,969	$7,955	$115,829

Gross margin after eliminations	$72,088	$43,635	$46,161	$(7,955)	$153,929

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to VeriSign, as reported

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Revenues:
Total segments	$229,113	$284,527
Elimination of internal revenues	—	(14,769)

Revenues, as reported	$229,113	$269,758

Net income (loss):
Segment gross margin including other	$137,631	$153,929
Operating expenses	122,733	188,619

Operating income (loss)	14,898	(34,690)
Other income (expense), net	739	(13,894)
Income tax expense	(6,567)	(4,852)

Net income (loss), as reported	$9,070	$(53,436)

Geographic information

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Revenues:
Domestic	$193,101	$243,664
International	36,012	26,094

Total	$229,113	$269,758

VeriSign operates in the United States, Europe, Japan, Australia, Brazil, South Africa, and India. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain name registration services provided from the Dulles, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

	March 31, 2004	December 31, 2003
	(In thousands)
Long-lived assets:
Domestic	$1,247,449	$1,135,090
International	81,792	84,720

Total	$1,329,241	$1,219,810

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, and other long-term assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

No customer accounted for 10% or more of consolidated revenues for the quarter ended March 31, 2004.

Note 12.	Income Taxes

For the three months ended March 31, 2004, VeriSign recorded income tax expense of $6.6 million. For the three months ended March 31, 2003, VeriSign recorded income tax expense of $4.9 million.

VeriSign’s accounting for deferred income taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of its deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, management considered such factors as VeriSign’s history of operating losses, its uncertainty as to the projected long-term operating results, and the nature of its deferred tax assets. Although VeriSign’s operating plans assume taxable and operating income in future periods, management’s evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid-in capital and will not result in future income statement benefit.

Note 13.	Related Party Transactions

VeriSign retained a 15% equity stake in Network Solutions after the sale to Pivotal Private Equity on November 25, 2003. The revenue recognized by VeriSign from Network Solutions for the quarter ended March 31, 2004 totaled $11.2 million.

VeriSign recognized revenues totaling $3.0 million and 2.4 million for the three months ended March 31, 2004 and 2003, respectively, from customers, including VeriSign Affiliates, with whom it holds an equity investment.

Note 14.	Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. VeriSign has considered the provisions of FIN 46R and believe it will not be necessary to include in its consolidated financial statements any assets, liabilities, or activities of the third-party entities in which they have investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2003 and our Annual Report on Form 10-K for the period ended December 31, 2003, which was filed on March 15, 2004. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign, Inc. is a leading provider of critical infrastructure services that enable Web site owners, enterprises, communications service providers, electronic commerce, or e-commerce, service providers and individuals to engage in secure digital commerce and communications. In 2004, our business consists of two reportable segments: the Internet Services Group and the Communications Services Group. In 2003, our business consisted of three reportable segments: the Internet Services Group, the Communications Services Group and the Network Solutions domain name registrar business.

The economic recovery that began in the second half of 2003 continued to gain momentum in the first quarter of 2004. We saw improved IT spending in the United States, Europe and Japan and moderate growth in e-commerce globally during the period as compared to the last quarter of 2003. This fueled growth in revenues and deferred revenues in our Internet Services Group’s security services, payment services and naming and directory services businesses. The recovery in the U.S. telecommunications industry was not uniform. Although we noted an increase in overall spending for services by telecommunications companies, excess capacity and the continuing effects of consolidation in the sector resulted in continued pricing pressures for our Communications Services Group during the quarter.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 84% of the revenues during the first quarter of 2004 were derived from the sale of web certificates, payment services, managed PKI services and registry services. In the Communications Services Group, 77% of our revenues were derived from the sale of calling name services, billing services, SS7 connectivity and signaling services during the period.

During the remainder of 2004, we expect to see continued improvement in the level of IT and telecommunications spending and e-commerce activity in the United States, Europe and Japan. We anticipate a decline in VeriSign’s overall revenues on a year-over-year basis due to the sale of our Network Solutions business, which closed in November 2003, with moderate growth in revenues in the Internet Services Group and flat to moderate growth in revenues in the Communications Services Group.

Network Solutions Sale

On November 25, 2003, we completed the sale of our Network Solutions domain name registrar business to Pivotal Private Equity. We received approximately $98 million of consideration, consisting of approximately $58 million in cash and a $40 million senior subordinated note that bears interest at 7% per annum for the first three years, 9% per annum thereafter and matures five years from the date of closing. The principal and interest are due upon maturity. This note is subordinated to a term loan made by ABLECO Finance to the Network Solutions business in the principal amount of approximately $40 million as of the closing date. We retained a 15% equity stake in the Network Solutions business. We will not recognize any revenue from the Network Solutions business in the future and, accordingly, we expect the sale of the business will result in a decline in our net revenues of between $140 and $160 million in 2004 compared to 2003.

As a result of our sale of the Network Solutions domain name registrar business revenues, costs and expenses for the quarter ended March 31, 2004 will not be comparable to those for the quarter ended March 31, 2003, as the revenues and costs and expenses of Network Solutions domain name registrar business are not included in VeriSign’s consolidated financial results in 2004.

Acquisitions

On February 26, 2004, we completed our acquisition of Guardent, Inc., a privately held provider of managed security services. We paid approximately $135 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase transaction.

On March 11, 2004, we completed our acquisition of the assets of Unimobile, a provider of mobile messaging solutions for carriers and enterprises for approximately $5 million in cash.

In October 2003, we completed our acquisition of UNC-Embratel, the clearinghouse division of Embratel, for approximately $16 million. UNC-Embratel provides call record tracking, clearing and settlement services for a majority of the mobile and fixed telecommunications carries in Brazil.

We accounted for all of our acquisitions in 2004 and 2003 as purchase business combinations and accordingly, the total purchase prices were allocated to tangible and intangible assets and the liabilities assumed based on their respective fair values on the date of acquisition. The acquired companies’ results of operations have been included in our consolidated financial statements from their respective date of acquisition.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue recognition

During 2004, VeriSign derives its revenues from two reportable segments: (i) the Internet Services Group, which consists of the Security Services business and the Naming and Directory Services business. The Security Services business provides products and services that enable enterprises and organizations to establish and deliver secure Internet-based services to customer and business partners, and the Naming and Directory Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs; and (ii) the Communications Services Group, which provides Signaling System 7, or SS7, network services, intelligent data base and directory services, application services and billing and payment services to wireline and wireless telecommunications carriers. VeriSign’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” unless otherwise noted below. The revenue recognition policy for each of these categories is as follows:

Internet Services

Revenues from the sale or renewal of Web site digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 to 24 months. Revenues from the sale of managed Public Key Infrastructure (“PKI”) services are deferred and recognized ratably over the term of the license, generally 12 to 36 months. Post-contract customer support (“PCS”) is bundled with managed PKI services licenses and recognized over the license term.

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

Domain name registration revenues consist primarily of registration fees charged to registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of March 31, 2004, the allowance for doubtful accounts represented 11% of total accounts receivable. A change of 1% in our estimate would amount to approximately $1 million.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled $746.8 million at March 31, 2004, which was comprised of $522.7 million of goodwill and $224.1 million of other intangible assets. Other intangible assets include customer relationships, technology in place, and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets including goodwill.

Restructuring and Other Charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. The plan resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. As a result of the 2003 restructuring plan, and in conformity with SFAS No. 146 and SFAS No. 112, we incurred restructuring charges and other charges in connection with the restructuring plan amounting to approximately $15.5 million in the quarter ended March 31, 2004. Approximately $12.7 million of the total amount recorded in the quarter ended March 31, 2004 related to the impairment of assets related to a service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment.

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

Employee Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of the Company by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options may be granted to eligible employees when they first join VeriSign and there is the potential for grants on an annual basis for eligible employees deemed by management to be critical and key contributors. Additionally, stock options may be awarded if there is a significant change in an employee’s responsibilities or as a result of a promotion. The compensation committee of the Board of Directors may grant additional options to executive officers and key employees for other reasons.

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

We recognize that stock options dilute existing stockholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Please refer to the table below for the maximum potential dilution from options granted year to date as of March 31, 2004 and for the years ended December 31, 2003 and 2002. This maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the market price of our common stock as reported on the Nasdaq National Market. At March 31, 2004, approximately 44% of our stock options had exercise prices in excess of the closing price of our common stock as reported on the Nasdaq National Market.

All stock option grants to executive officers are made after a review by, and with the approval of the compensation committee of the Board of Directors. All stock option grants to non-executive officers are determined by VeriSign’s chief executive officer in accordance with guidelines approved by the compensation committee. All members of the compensation committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of Compensation Committee” appearing in our proxy statement dated April 26, 2004 for further information concerning the policies of our compensation committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted year to date as of March 31, 2004 and for the years ended December 31, 2003 and 2002, to our chief executive officer, the four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of 2003, as well as one individual who would have been among the four most highly compensated executive officers but for the fact that the individual was not serving as an executive officer at the end of 2003. These officers are referred to together as the Named Executive Officers. Please refer to the section entitled “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants year to date as of March 31, 2004 and for the years ended December 31, 2003 and 2002:

	Three Months Ended March 31, 2004	2003	2002
	(Shares in thousands)
Shares subject to options granted	1,580	13,199	12,850
Less options cancelled	(1,988)	(5,838)	(20,724)

Net shares subject to options granted (cancelled)	(408)	7,361	(7,874)
Common shares outstanding at beginning of period	241,979	237,510	234,358
Net options granted (cancelled) during the period as a percentage of outstanding common shares	(0.2)%	3.1%	(3.4)%
Options granted to Named Executive Officers during the period as a percentage of total options granted	0.0%	8.0%	14.8%
Options held by Named Executive Officers as a percentage of total options outstanding	23.4%	23.4%	25.0%

During the first three months of 2004, we granted stock options to purchase approximately 1.6 million shares of our stock to our existing employees. After deducting 2.0 million shares for options cancelled or otherwise terminated, the net cancellation was 408,000 shares for the three months ended March 31, 2004. Option grants to Named Executive Officers vary from year to year depending on individual achievements and future potential in leading the Company. For additional information about our employee stock option plan activity for the fiscal years 2002 and 2003, please refer to Note 11 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed March 15, 2004.

General Option Information

The following table summarizes option activity year-to-date as of March 31, 2004 and for the years ended December 31, 2003 and 2002.

Summary of Option Activity year to date as of March 31, 2004 and for the years ended December 31, 2003 and 2002:

	Three Months Ended March 31, 2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	31,999,664	$36.87	26,960,479	$47.41	37,340,507	$52.50
Assumed in business combinations	687,659	4.79	—	—	—	—
Granted	1,579,550	17.22	13,199,316	13.45	12,850,130	16.69
Exercised	(1,074,058)	10.01	(2,321,981)	9.05	(2,506,354)	4.30
Cancelled	(1,987,622)	51.51	(5,838,150)	43.66	(20,723,804)	42.70

Outstanding at end of period	31,205,193	35.17	31,999,664	36.87	26,960,479	47.41

Exercisable at end of period	17,350,787	47.50	18,156,403	48.05	13,874,208	52.94

Weighted-average fair value of options granted during the period		$9.49		$9.00		$11.97

The following table sets forth a comparison of the numbers of shares subject to our options whose exercise prices were below the closing price of our common stock on March 31, 2004 (“In-the-Money” options) to the numbers of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of March 31, 2004:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	7,178,439	$10.73	10,408,286	$12.48	17,586,725	$11.77
Out-of-the-Money (1)	10,172,348	73.45	3,446,120	41.58	13,618,468	65.38

Total options outstanding	17,350,787	$47.50	13,854,406	$19.72	31,205,193	$35.17

(1)	Out-of-the-Money options are those options with an exercise price of our common stock at or above the closing price of $16.59 on March 31, 2004, as reported by the Nasdaq National Market.

Executive Options

For the first three months of 2004, no options were granted to the Named Executive Officers. The following table sets forth for each of our Named Executive Officers the shares acquired and the value realized on the exercise of stock options during the first three months of 2004 and the number and value of exercisable and unexercisable options on March 31, 2004.

Option Exercises and Remaining Holdings as of March 31, 2004 of Named Executive Officers:

			Number of Securities Underlying Unexercised Options at March 31, 2004		Values of Unexercised In- the-Money Options at March 31, 2004 (1)
Name	Number of Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	—	$—	3,243,751	1,836,342	$7,943,783	$2,694,441
Dana L. Evan	8,000	84,595	597,486	211,666	924,083	534,337
Quentin P. Gallivan	20,000	210,362	554,644	215,520	664,637	534,337
Vernon L. Irvin	—	—	—	150,000	—	420,000
Russell S. Lewis	—	—	287,440	212,083	312,638	560,963
W.G. Champion Mitchell (2)	—	$—	—	—	$—	$—

(1)	Option values are based on the closing price of our common stock of $16.59 as reported by the Nasdaq National Market on March 31, 2004, net of the option exercise price.

(2)	W.G. Champion Mitchell was employed by VeriSign as Executive Vice President, and President, Network Solutions, Inc. until November 25, 2003.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2004.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	12,700,524		$54.31	22,706,703	(1)
Equity compensation plans not approved by stockholders	15,622,313	(2)(3)	16.59	12,318,802

Total	28,322,837		$33.50	35,025,505

(1)	Includes 7,411,809 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(3)	Does not include options and a warrant to purchase an aggregate of 2,906,827 shares of common stock with a weighted-average exercise price of $51.29 that were assumed in business combinations.

Results of Operations

We had net income for the quarter ended March 31, 2004 of approximately $9.1 million, an increase of $62.5 million compared to our loss of $53.4 million in the same period last year. The increase in net income was due primarily to the decrease in charges we have incurred for the amortization of intangible assets related to our acquisitions and restructuring charges. A comparison of the amounts of intangible assets amortized and restructuring charges for the quarters ended March 31, 2004 and 2003 is presented below.

	2004	2003	% Change
	(In thousands)
First quarter:
Goodwill and other intangible assets	$15,110	$54,902	(72)%
Restructuring	$15,507	$20,513	(24)%

As of March 31, 2004, we had an accumulated deficit of approximately $21.7 billion, primarily due to the amortization and impairment of goodwill and other intangible assets of approximately $22.0 billion related to our acquisitions. Amortization of other intangible assets is expected to be approximately $48.8 million for the remaining quarters of 2004, including the impact of all acquisitions through March 31, 2004, and assuming no other future acquisitions or impairment charges.

The following is a discussion of revenues for each of VeriSign’s segments:

Revenues

In 2004, we have two reportable segments: the Internet Services Group and the Communications Services Group. In 2003 we had three reportable segments: the Internet Services Group, the Communications Services Group and Network Solutions. As a result of our sale of the Network Solutions domain name registrar business on November 25, 2003, we will not recognize revenues from this segment in the future. A comparison of revenues for the quarters ended March 31, 2004 and 2003 is presented below.

	2004	2003	% Change
	(Dollars in thousands)
First quarter:
Internet Services Group	$130,076	$103,026	26%
Communications Services Group	99,037	100,602	(2)%
Network Solutions	—	66,130	(100)%

Total revenues	$229,113	$269,758	(15)%

Total revenues decreased 15% in the quarter ended March 31, 2004, compared to the same period last year, due to the loss of revenues from the Network Solutions domain name registrar business and a 2% decrease in Communications Services Group revenues that were partially offset by a 26% increase in the Internet Services Group revenues.

Internet Services Group

Internet Services Group revenues increased $27.1 million, or 26% in the quarter ended March 31, 2004, compared to the same period last year due to an increase in Naming and Directory Services revenues of approximately $17.6 million, including the net effect of the internal revenues recognized from Network Solutions domain name registrar business, which are no longer eliminated as a result of the sale of the Network Solutions business on November 25, 2003.

The following table shows a comparison of active domain names ending in .com and .net managed by our Naming and Directory Services business as of March 31, 2004 and 2003:

	March 31, 2004	March 31, 2003	% Change
Active domain names ending in .com and .net	32.3 million	26.6 million	21%

Also contributing to the revenue increase was an increase of $5.1 million in enterprise security services revenues from VeriSign Japan, an increase of $4.2 million from enterprise security service revenues from the sales of digital certificates and an increase in Payment Services revenue of approximately $2.6 million.

The following table shows a comparison of the approximate installed base of Web site digital certificates and the approximate number of active online merchants in our payment services business as of March 31, 2004 and 2003:

	March 31, 2004	March 31, 2003	% Change
Installed base of Web site digital certificates	414,000	383,000	8%
Active online merchants	107,000	89,000	20%

Communications Services Group

Communications Services Group revenues decreased in the quarter ended March 31, 2004, compared to the same period last year, generally as a result of an increase in transaction volumes offset by lower prices for some services.

The following table shows a comparison of the approximate number of daily database queries and the number of communications services customers as of March 31, 2004 and 2003:

	March 31, 2004	March 31, 2003	% Change
Daily database queries	10.1 billion	7.8 billion	30%
Communications services customers	1,162	1,053	10%

Network Solutions

We completed the sale of our Network Solutions domain name registrar business on November 25, 2003 and recognized no revenues from this segment in the quarter ended March 31, 2004, compared to revenues of $66.1 million during the same period last year. We will not recognize any revenue from the Network Solutions business in the future, other than revenues that may be recognized in the future in connection with registry or other services we may provide to Network Solutions as a customer.

International revenues

Revenues from our international subsidiaries increased $9.8 million in the quarter ended March 31, 2004, compared to the same period last year. This increase was primarily due to increased enterprise security service sales in Europe and Asia which includes a $5.1 million increase from VeriSign Japan’s sales of enterprise security services. In addition, we recognized international wireless clearing revenues of $1.9 million in connection with our acquisition of UNC-Embratel in the fourth quarter of 2003 in Brazil. Revenues from our VeriSign Affiliates decreased $2.3 million in the quarter ended March 31, 2004, compared to the same period last year primarily due to a decrease in customer support fees and royalty payments. Revenues from our direct international sales, which primarily consist of direct sales to international communication services customers, increased $2.4 million in the quarter ended March 31, 2004, compared to the same period last year due to increased transaction volumes.

The following table shows a comparison of our international revenues for the quarters ended March 31, 2004 and 2003:

	2004	% of Total Revenues	2003	% of Total Revenues	% Change
	(Dollars in thousands)
First quarter:
International subsidiaries	$27,425	12%	$17,652	7%	55%
VeriSign Affiliates	3,436	2%	5,723	2%	(40)%
Direct international sales	5,151	2%	2,719	1%	89%

Total international revenues	$36,012	16%	$26,094	10%	38%

We expect continued growth in international revenues as a percent of total revenues during the remainder of 2004.

Costs and Expenses

A comparison of total costs and expenses for the quarters ended March 31, 2004 and 2003 is presented below:

	2004	2003	% Change
	(Dollars in thousands)
First quarter:
Total costs and expenses	$214,215	$304,448	(30)%
Percentage of revenues	93%	113%

Total costs and expenses decreased $90.2 million for the quarter ended March 31, 2004 as compared to the same period last year primarily due to a decrease in the charges we incurred for the amortization of intangible assets related to our acquisitions. Amortization of other intangible assets related to our acquisitions totaled approximately $15.1 million in the quarter ended March 31, 2004 as compared to $54.9 million in the same period last year, decreasing $39.8 million. Additionally, we announced plans to restructure our business in April of 2002 and again in October of 2003. As a result of these restructuring plans, and as a result of the sale of our Network Solutions business, we experienced a significant reduction in overall costs in 2004 compared to 2003, including a reduction in labor and benefit costs of approximately $2.1 million, a decrease in depreciation expense of $2.7 million, a decrease in business insurance premiums of approximately $1.2 million, and a decrease in telephone and related expenses of $1.4 million. Network Solutions’ total expenses accounted for $36.9 million during the quarter ended March 31, 2003 compared to zero expenses in the quarter ended March 31, 2004. In addition, bad debt expense decreased approximately $3.0 million due to continued focus on collection activities.

The following table shows a comparison of our employee headcount by function as of the end of each quarter presented:

	March 31, 2004	March 31, 2003	% Change
Employee headcount:
Cost of revenues	1,208	1,521	(21)%
Sales and marketing	565	653	(13)%
Research and development	312	366	(15)%
General and administrative	513	619	(17)%

Total	2,598	3,159	(18)%

Excluding the effects of any future acquisitions or dispositions, we expect our employee headcount to increase slightly in 2004 across all business units and corporate services compared to 2003. As a result of our acquisition of Guardent, Inc., which closed on February 26, 2004, we added 149 employees to our employee headcount. The sale of our Network Solutions business in November 2003 resulted in a headcount reduction of 577 employees.

Cost of revenues

Cost of revenues consists primarily of costs for providing digital certificate enrollment and issuance services, payment services, operational costs for the domain name registration business, customer support and training, consulting and development services, carrier costs for our SS7 and IP-based networks and costs of facilities and computer equipment used in these activities. In addition, with respect to our digital certificate services, cost of revenues also includes fees paid to third parties to verify certificate applicants’ identities, insurance premiums for our service warranty plan, errors and omission insurance and the cost of software and hardware resold to customers.

A comparison of cost of revenues for the quarters ended March 31, 2004 and 2003 is presented below:

	2004	2003	% Change
	(Dollars in thousands)
First quarter:
Cost of revenues	$91,482	$115,829	(21)%
Percentage of revenues	40%	43%

Cost of revenues decreased $24.3 million for the quarter ended March 31, 2004 as compared to the same period last year. The sale of the Network Solutions domain name registrar business accounted for $20.0 million of the decrease. Additionally, depreciation expense, excluding Network Solutions, declined $2.7 million for the quarter ended March 31, 2004 as compared to the same period last year as a result of our restructuring efforts.

As a percentage of revenues, cost of revenues decreased for the quarter ended March 31, 2003 compared to the same period last year primarily due to the sale of the Network Solutions business, which generally had higher costs of revenues as a percentage of revenue than our other segments.

We expect cost of revenues to increase in absolute dollars as revenues continue to grow for the remainder of 2004. We expect cost of revenues as a percentage of revenues to improve slightly during the remainder of 2004.

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

A comparison of sales and marketing expenses for the quarters ended March 31, 2004 and 2003 is presented below:

	2004	2003	% Change
	(Dollars in thousands)
First quarter:
Sales and marketing	$40,170	$52,562	(24)%
Percentage of revenues	18%	19%

Sales and marketing expenses decreased approximately $12.4 million on an absolute dollar basis and 1%, as a percentage of revenues, for the quarter ended March 31, 2004 compared to the same period last year. The sale of the Network Solutions domain name registrar business accounted for $11.8 million of the decrease. Sales and marketing expenses for each of the remaining segments were relatively flat for the quarter ended March 31, 2004 as compared to the same period last year.

We expect sales and marketing expenses to be relatively flat in terms of absolute dollars and to decrease slightly as a percentage of revenues during the remainder of 2004.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the quarters ended March 31, 2004 and 2003 is presented below:

	2004	2003	% Change
	(Dollars in thousands)
First quarter:
Research and development	$16,707	$13,777	21%
Percentage of revenues	7%	5%

Research and development expenses increased slightly in both absolute dollars and as a percentage of revenues for the quarter ended March 31, 2004 compared to the same period last year. The increase was primarily due to higher expenses incurred during the quarter ended March 31, 2004 from more products under development, as compared to the same period last year. The sale of Network Solutions had no effect on research and development expenses.

We expect research and development expenses to increase modestly on an absolute dollar basis, but be relatively flat as a percentage of revenues during the remainder of 2004.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology, and human resources personnel, facilities, and computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees and bad debt expense.

A comparison of general and administrative expenses for the quarters ended March 31, 2004 and 2003 is presented below:

	2004	2003	% Change
	(Dollars in thousands)
First quarter:
General and administrative	$35,239	$46,865	(25)%
Percentage of revenues	15%	17%

General and administrative expenses decreased approximately $11.6 million on an absolute dollar basis for the quarter ended March 31, 2004 compared to same period last year. The sale of the Network Solutions domain name registrar business accounted for $5.1 million of the decrease.

Additionally, bad debt expense decreased approximately $3.0 million due to continued focus on collection activities. Restructuring efforts resulted in approximately $2.1 million of reduced labor and benefit expenses, and business insurance premiums decreased approximately $1.2 million.

As a percentage of revenues, general and administrative expenses decreased in the quarter ended March 31, 2004 compared to the same period last year due to restructuring efforts in corporate support functions that do not directly impact revenue.

We anticipate that general and administrative expenses will be relatively flat on an absolute basis and decrease as a percentage of revenues during the remainder of 2004.

Restructuring and other charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. The plan resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. As a result of the 2003 restructuring plan, and in conformity with SFAS No. 146 and SFAS No. 112, we incurred restructuring and other charges amounting to approximately $15.5 million in the quarter ended March 31, 2004. See Note 4 to the Notes to Condensed Consolidated Financial Statements for further information.

Amortization and impairment of goodwill and other intangible assets

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. SFAS No. 144 requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset. We completed our last annual impairment testing in June 2003. See Note 5 to the Notes to Condensed Consolidated Financial Statements for further information.

Amortization of other intangible assets was $15.1 million and $54.9 million for the quarter ended March 31, 2004 and 2003, respectively.

Other Income (Expense), net

Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, gains and losses on the sale or impairment of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of other income (expense), net for the quarters ended March 31, 2004 and 2003 is presented below:

	2004	2003	Change
	(In thousands)
First quarter:
Other income (expense), net	$739	$(13,894)	105%
Percentage of revenues	0.3%	(5)%

Other income, net in the quarter ended March 31, 2004 consisted primarily of interest income and other items of $4.9 million, partially offset by a net loss of $3.3 million related to the gain on sale and impairment of certain investments and a foreign exchange loss of $0.9 million. For the quarter ended March 31, 2003, other expense, net consisted of net investment impairments of $16.5 million offset by $2.5 million of interest income and other items. We review our investments on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. As of March 31, 2004 and 2003, we determined that the decline in value of certain of our public and non-public equity investments was other-than-temporary and we recorded impairments of these investments, net of realized gains, totaling $3.3 million and $16.5 million, respectively.

Income Tax Benefit (Expense)

In the quarters ended March 31, 2004 and 2003, we recorded income tax expense of $6.6 million and $4.9 million, respectively. We have not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization.

Liquidity and Capital Resources

	March 31, 2004	December 31, 2003	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$657,867	$723,686	(9)%
Working capital	286,315	$325,201	(12)%
Stockholders’ equity	$1,497,114	$1,383,653	8%

At March 31, 2004, our principal source of liquidity was $657.9 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. As of March 31, 2004, the amount of short-term investments we have pledged pursuant to such agreements was approximately $19.0 million. In addition, we established a trust during the first quarter of 2004 in the amount of $45.0 million classified as long-term investments on our balance sheet for our director and officer liability self-insurance coverage.

Net cash provided by operating activities was $47.5 million in the first quarter of 2004 compared to $100.3 million in the same period last year. The decrease in the first quarter of 2004 was primarily due to a net decrease in accounts payable of $60.6 million, an increase in accounts receivable of $15.4 million, offset by an increase in deferred revenue of $16.4 million, prepaid expenses and other current assets of $5.0 million and deferred taxes of $4.2 million.

Net cash used in investing activities was $50.5 million in the first quarter of 2004, primarily as a result of $61.2 million used for purchases of short and long-term investments and $14.7 million for purchases of property and equipment and $71.0 million for the acquisition of Unimobile and the cash portion of the purchase price for Guardent. These activities were partially offset by proceeds of $97.6 million from maturities and sales of short and long-term investments.

Our planned capital expenditures for the remaining quarters of 2004 of approximately $95 million are primarily for computer and communications equipment and computer software within our Communications Services Group. Our most significant expenditures are focused on productivity and cost improvement initiatives and market development initiatives for the Internet Services Group and the Communications Services Group and productivity and cost improvement initiatives for corporate services.

We also expect to incur additional restructuring charges of approximately $5 to $10 million in the second quarter of 2004 due to the realignment of our remaining segments. In addition, cash payments totaling approximately $40 million related to the abandonment of excess facilities will be paid over the next eleven years. See Note 4 to the Notes to Condensed Consolidated Financial Statements.

Net cash provided by financing activities was $15.1 million in quarter ended March 31, 2004 and $1.8 million in the quarter ended March 31, 2003. In the quarter ended March 31, 2004, $17.5 million was provided by common stock issuances as a result of stock option exercises partially offset by $2.7 million for the repayment of debt and other long-term obligations.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During 2001, we repurchased approximately 1,650,000 shares at an aggregate cost of approximately $70 million. During the quarter ended March 31, 2004 and 2003, no shares were repurchased and at March 31, 2004, approximately $280 million remained available for future repurchases under this program.

We believe our existing cash, cash equivalents and short-term investments and operating cash flows, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Acquisitions or investments funded with cash may require us to raise additional funds through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms attractive to us, or at all. Failure to raise capital when needed could materially harm our business. If we raise additional funds through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not continue to improve, or if they deteriorate, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

Our limited operating history under our current business structure may result in significant fluctuations of our financial results.

We were incorporated in April 1995, and began introducing our services in June 1995. We completed several acquisitions in 2000 and 2001, including our acquisitions of Network Solutions and Illuminet Holdings, in February 2002 we completed our acquisition of H.O. Systems and in February 2004 we completed our acquisition of Guardent, Inc. In November 2003, we sold our Network Solutions domain name registrar business. Network Solutions, Illuminet Holdings and H.O. Systems operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the successful integration of acquired companies;

•	the use of the Internet and other Internet Protocol, or IP, networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in demand for our services;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

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

Competition in Registry Services.    In November 2000, ICANN announced selections for several new gTLDs that directly compete with the .com and .net gTLDs, as well as the ccTLDs offered by us. The gTLDs, .biz and .info, were launched in 2001. The gTLDs launched in 2002 and 2003 include .name, .pro, .aero, ..museum and .coop. These gTLDs are available for registration through ICANN accredited registrars. In addition, we currently face competition from the over 240 ccTLD registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

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

Our failure to achieve or sustain market acceptance of our signaling and intelligent network services at desired pricing levels and industry consolidation could adversely impact our revenues and cash flow.

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

Our future success depends, in part, on growth in the use of the Internet and IP networks. If the use of and interest in the Internet and IP networks does not grow, our business would be harmed. To date, many businesses and consumers have been deterred from utilizing the Internet and IP networks for a number of reasons, including, but not limited to:

•	potentially inadequate development of network infrastructure;

•	security concerns, particularly for online payments, including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

•	privacy concerns, including the potential for third parties to obtain personally identifiable information about users or to disclose or sell data without notice to or the consent of such users;

•	other security concerns such as attacks on popular Web sites by “hackers”;

•	inconsistent quality of service;

•	lack of availability of cost-effective, high-speed systems and services;

•	limited number of local access points for corporate users;

•	inability to integrate business applications on IP networks;

•	the need to operate with multiple and frequently incompatible products;

•	limited bandwidth access;

•	government regulation; and

•	a lack of tools to simplify access to and use of IP networks.

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

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. During the three months ended March 31, 2004 and 2003, we recorded impairments of investments, net of realized gains, totaling $3.3 million and $16.5 million, respectively. During 2002, we determined that the decline in value of some of our public and private equity security investments was other-than-temporary and recognized a net loss of $162.5 million related to the decline in value of these investments. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales or impairments of our investments.

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

Between December 31, 1995 and March 31, 2004, we grew from 26 to approximately 2,598 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Our signaling and network services success will depend on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, MCI, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on six of the 16 mated pairs of SS7 signal transfer points that comprise our network. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to the merging of many companies. These mergers may cause the availability, pricing and quality of the services we use to vary and could cause the length of time it takes to deliver the services that we use to increase significantly. We rely on links, equipment and software provided to us from our vendors, the most important of which are gateway equipment and software from Tekelec and Agilent Technologies, Inc. We cannot assure you that we will be able to continue to purchase equipment from these vendors on acceptable terms, if at all. If we are unable to maintain current purchasing terms or ensure product availability with these vendors, we may lose customers and experience an increase in costs in seeking alternative suppliers of products and services.

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

International revenues accounted for approximately 16% and 10% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe and Latin America. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”), among other agencies and entities, is currently considering changes to U.S. GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options and the employee stock purchase plan under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have increased after tax loss by approximately $33.6 million and $37.9 million for the three months ended March 31, 2004 and 2003, respectively. In addition, new regulations adopted by the Nasdaq

Stock Market requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

The Company’s market risk profile has not changed significantly from that described in the 2003 Form 10-K.

Interest rate sensitivity

The primary objective of our non-strategic investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize market risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2004, 72% of our non-strategic investments mature in less than one year. If market interest rates were to increase or decrease immediately and uniformly by 10 percent from levels at March 31, 2004, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2004. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Six Months or Less	Six Months to One Year	More than One Year	Total	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents	$129,099	$—	$—	$129,099	$129,100
Weighted-average interest rate	1.11%	—	—
Included in short-term investments	$95,277	$79,263	$117,267	$291,807	$292,293
Weighted-average interest rate	1.71%	1.53%	1.95%

Foreign currency management and derivative instruments

We are increasingly exposed to currency risk as we continue to expand our international operations. We transact business in multiple foreign currencies. In the fourth quarter of 2003, we initiated a foreign currency risk management program, using forward currency contracts to eliminate, reduce, or transfer selected foreign currency risks that are related to the monetary assets and liabilities of our operations denominated in non-functional currencies and which could be identified and quantified. Forward contracts are limited to durations of less than 12 months. At March 31, 2004, only non-functional currency balances were hedged. All derivatives were recorded at fair value on the balance sheet and in earnings at year end 2003 and for the first quarter of 2004.

The primary business objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. At March 31, 2004, we held a forward contract in a notional amount of $14.5 million to mitigate the impact of currency fluctuations for certain foreign operations. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions.

Equity investments

We invest in debt and equity securities of technology companies for strategic business purposes. Some of these companies may be publicly traded and have highly volatile share prices. We value these public company investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive loss” component of stockholders’ equity. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. In the three months ended March 31, 2004 and 2003, we determined the decline in value of certain public and non-public equity investments was other-than-temporary and we recorded impairments of these investments, net of realized gains, totaling $3.3 million and $16.5 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sale or impairment of our investments. We do not currently hedge against equity price changes.

ITEM 4.	CONTROLS AND PROCEDURES

Management of VeriSign has evaluated, under the supervision and with the participation of, the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer, as of March 31, 2004, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of April 12, 2004, VeriSign and Network Solutions, Inc., were defendants in approximately eight active lawsuits involving customer contractual disputes over domain name registrations and related services. VeriSign completed the sale of its Network Solutions registrar business to Pivotal Private Equity on November 25, 2003. VeriSign retained liabilities, if any, associated with the eight lawsuits referenced above.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware. Mr. Stambler alleged that VeriSign, and RSA Security, Inc., infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler sought a judgment declaring that the defendants had infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for alleged willful infringement, and attorney fees and costs. One defendant, Omnisky, Inc., subsequently declared bankruptcy and Mr. Stambler settled the case against three other defendants: Openwave Systems, Inc., Certicom Corp. and First Data Corporation before trial. The trial began on February 24 and concluded with a jury verdict on March 7, 2003. On March 7, 2003, the jury returned a unanimous verdict for RSA Security Inc. and VeriSign and against Mr. Stambler on the four remaining patent claims in suit. The court had ruled earlier in the case on two other claims, also finding in favor of VeriSign and RSA Security, Inc. On April 17, 2003, the Court entered final judgment for defendants VeriSign and RSA Security and against Mr. Stambler on all of his claims of patent infringement. On May 16, 2003, Mr. Stambler filed alternative motions with the trial court, seeking to overturn the judgment and obtain either judgment in his favor or a new trial. The District Court has now denied Mr. Stambler’s motions. Mr. Stambler has appealed the trial court’s final judgment against him as to U.S. patent 5,793,302 to the U.S. Court of Appeals for the Federal Circuit.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint styled as a First Amended Complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN filed a second amended complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U. S. patent (No. 6,381,584) in addition to the two patents previously asserted. The second amended complaint dropped some of the originally-named defendants and added others. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. In this complaint, NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice Int’l., InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and recently filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. Discovery has commenced and fact discovery is scheduled to close September 10, 2004. The complaint alleges that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

On June 30, 2003, IDN Technologies, LLC filed a complaint alleging patent infringement against VeriSign in the United States District Court for the Northern District of California asserting infringement of U.S. patent no. 6,182,148 B1. IDN Technologies filed an amended complaint on August 6, 2003, alleging infringement of the same patent but adding an additional VeriSign service. VeriSign responded by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. The complaint alleges that certain VeriSign “software” that converts domain names in non-ASCII format into ASCII format infringes IDN Technologies’ patent. The complaint requests judgment in favor of IDN Technologies, a permanent injunction from infringement, treble damages, and attorneys’ fees and costs. Discovery in the case is now proceeding and is currently scheduled to close on January 19, 2005. The parties have exchanged infringement and invalidity contentions. The Markman hearing is currently scheduled for July 21, 2004, with trial on April 15, 2005. While we cannot predict the outcome of this matter, we believe the allegations are without merit.

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

VeriSign was a defendant in four lawsuits filed since September 18, 2003, relating to VeriSign’s Site Finder service. Two of these lawsuits were brought by alleged competitors of VeriSign. The remaining suits, one class action suit and one representative suit, were filed on behalf of consumers and commercial Internet users. VeriSign has filed motions to dismiss the alleged competitor lawsuits. In one of those competitor lawsuits, the plaintiff did not oppose VeriSign’s motion to dismiss the original complaint and subsequently filed an amended complaint, which VeriSign also moved to dismiss. The courts have not yet ruled on VeriSign’s pending motions in these two cases. VeriSign previously moved to dismiss the class action suit, in response to which class plaintiffs amended their complaint. VeriSign moved to dismiss the amended complaint filed in the class action suit on April 13, 2004. In response, the plaintiffs voluntarily dismissed the suit without prejudice to refiling. VeriSign’s response to the representative suit is not yet due. While we cannot predict the outcome of the remaining three cases, we believe the allegations are without merit.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith

31.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(a).	X

31.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

32.01

Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

X

32.02

Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

X

(b)	Reports on Form 8-K

•	Current Report on Form 8-K filed January 29, 2004 pursuant to Item 12 (Results of Operations and Financial Condition), announcing Registrant’s financial results for the fourth quarter and fiscal year ended December 31, 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: May 6, 2004	By:	/S/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2004	By:	/S/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

31.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01

Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.02

Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).