Form 10-Q
period 2004-06-30
VERISIGN INC/CA
filed 2004-08-09
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2004
Common stock, $.001 par value	255,473,991

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1 — Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$326,272	$393,787
Short-term investments	247,513	329,899
Accounts receivable, net	147,946	100,120
Prepaid expenses and other current assets	63,683	45,935
Deferred tax assets	11,483	10,666

Total current assets	796,897	880,407

Property and equipment, net	504,657	520,219
Goodwill	727,871	401,371
Other intangible assets, net	289,496	216,665
Restricted cash	55,169	18,371
Long-term investments	11,401	21,749
Other assets, net	43,596	41,435

Total long-term assets	1,632,190	1,219,810

Total assets	$2,429,087	$2,100,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$303,789	$290,587
Accrued merger costs	6,482	805
Accrued restructuring costs	12,746	18,331
Deferred revenue	290,793	245,483

Total current liabilities	613,810	555,206

Long-term deferred revenue	101,216	93,311
Long-term restructuring costs	19,999	30,240
Other long-term liabilities	7,919	8,978
Deferred tax liabilities	26,532	—

Total long-term liabilities	155,666	132,529

Total liabilities	769,476	687,735

Minority interest in subsidiaries	31,937	28,829
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000
Issued and outstanding shares: 254,082,202 and 241,979,274 (excluding 1,716,918 and 1,690,000 shares held in treasury at June 30, 2004 and December 31, 2003)	254	242
Additional paid-in capital	23,345,839	23,128,095
Unearned compensation	(3,621)	(2,628)
Accumulated deficit	(21,709,039)	(21,740,054)
Accumulated other comprehensive loss	(5,759)	(2,002)

Total stockholders’ equity	1,627,674	1,383,653

Total liabilities and stockholders’ equity	$2,429,087	$2,100,217

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$256,045	$265,299	$485,158	$535,057

Costs and expenses:
Cost of revenues	102,235	115,589	193,717	231,418
Sales and marketing	46,847	50,515	87,017	103,077
Research and development	15,253	13,253	31,960	27,030
General and administrative	38,595	42,255	73,834	89,120
Restructuring and other charges	(3,626)	10,903	11,881	31,416
Amortization and impairment of goodwill and other intangible assets	18,223	177,139	33,333	232,041

Total costs and expenses	217,527	409,654	431,742	714,102

Operating income (loss)	38,518	(144,355)	53,416	(179,045)
Other income (expense), net	702	2,316	1,441	(11,578)

Income (loss) before income taxes	39,220	(142,039)	54,857	(190,623)
Income tax expense	(17,275)	(811)	(23,842)	(5,663)

Net income (loss)	$21,945	$(142,850)	$31,015	$(196,286)

Net income (loss) per share:
Basic	$.09	$(0.60)	$.13	$(0.82)

Diluted	$.09	$(0.60)	$.12	$(0.82)

Shares used in per share computation:
Basic	249,357	238,898	246,859	238,555

Diluted	253,068	238,898	250,614	238,555

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$31,015	$(196,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	42,977	59,185
Amortization and impairment of other intangible assets and goodwill	33,333	232,041
Provision for doubtful accounts	329	5,412
Non-cash restructuring and other charges	13,436	9,260
Net loss on sale and impairment of investments	3,667	16,541
Minority interest in net income (loss) of consolidated subsidiary	1,129	(492)
Tax benefit associated with stock options	25,345	3,334
Amortization of unearned compensation	1,467	5,829
Changes in operating assets and liabilities:
Accounts receivable	(14,093)	27,590
Prepaid expenses and other current assets	(3,303)	(6,853)
Accounts payable and accrued liabilities	(37,254)	7,609
Deferred revenue	47,857	17,953

Net cash provided by operating activities	145,905	181,123

Cash flows from investing activities:
Purchases of investments	(95,086)	(163,207)
Proceeds from maturities and sales of investments	143,246	150,796
Purchases of property and equipment	(35,383)	(50,098)
Cash paid for business combinations, net of cash acquired	(246,356)	—
Merger related costs	(2,664)	(4,925)
Other assets	(34)	(1,500)

Net cash used in investing activities	(236,277)	(68,934)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	25,910	10,853
Proceeds from sale of stock into consolidated subsidiary	778	—
Repayment of debt	(2,850)	(4,915)

Net cash provided by financing activities	23,838	5,938

Effect of exchange rate changes	(981)	(2,789)

Net increase (decrease) in cash and cash equivalents	(67,515)	115,338
Cash and cash equivalents at beginning of period	393,787	282,288

Cash and cash equivalents at end of period	$326,272	$397,626

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at June 30, 2004, and the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003.

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

At June 30, 2004, VeriSign had four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and net income (loss) per share if VeriSign had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$21,945	$(142,850)	$31,015	$(196,286)
Add: Unearned compensation, net of tax	826	1,571	1,467	5,829
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(31,696)	(60,302)	(65,904)	(122,862)

Pro forma net loss	$(8,925)	$(201,581)	$(33,422)	$(313,319)

Basic:
As reported	$0.09	$(0.60)	$0.13	$(0.82)
Pro forma equity-based compensation	(0.13)	(0.25)	(0.27)	(0.49)

Pro forma net loss per share	$(0.04)	$(0.85)	$(0.14)	$(1.31)

Diluted:
As reported	$0.09	$(0.60)	$0.12	$(0.82)
Pro forma equity-based compensation	(0.13)	(0.25)	(0.26)	(0.49)

Pro forma net loss per share	$(0.04)	$(0.85)	$(0.14)	$(1.31)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options:
Volatility	84%	104%	88%	104%
Risk-free interest rate	2.98%	2.17%	2.38%	2.19%
Expected life	2.8 years	3.5 years	2.7 years	3.5 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility			58%	108%
Risk-free interest rate			1.26%	1.38%
Expected life			1.25 years	1.25 years
Dividend yield			zero	zero

No Employee Stock Purchase Plan options were granted during the three months ended June 30, 2004 or 2003. The weighted-average fair value of stock options granted was $9.46 during the three months and six months ended June 30, 2004. The weighted-average fair value of stock options granted was $9.35 and $9.13 during the three months and six months ended June 30, 2003, respectively.

Note 3.	Business Combinations

In June 2004, VeriSign completed its acquisition of Jamba!, a privately held provider of wireless content services. VeriSign’s purchase price of $266.2 million for all the outstanding shares of capital stock of Jamba! consisted of approximately $178 million in cash consideration, approximately $5.9 million in direct transaction costs, and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Jamba!’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Jamba!, VeriSign recorded goodwill of $188 million and intangible assets of $83.9 million, which have been assigned to the Communications Services segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer carriers a comprehensive wireless data utility by combining Jamba!’s current capabilities with VeriSign’s existing communication services platforms. Pro forma results of operations reflecting the Jamba! acquisition have not been presented because the results of operations of Jamba! were not material to VeriSign’s results of operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of Jamba! was as follows:

	June 3, 2004	Amortization Period
	(In thousands)	(Years)
Current assets	$56,220	—
Long-term assets	1,014	—
Goodwill	187,777	—
Carrier relationships	27,700	6
Subscription base	25,110	2
Non-compete agreements	10,520	2
Trade name	17,760	6
Technology in place	2,570	3
Internally developed content	210	3

Total assets acquired	328,881

Current liabilities	(29,233)
Deferred income tax liabilities	(33,493)

Total liabilities assumed	(62,726)

Net assets acquired	$266,155

Note 4.	Restructuring and Other Charges

2003 Restructuring Plan

Net restructuring and other charges associated with the 2003 restructuring plan that were recorded during the periods ended June 30, 2004 are as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(In thousands)
Workforce reduction	$(645)	$927
Excess facilities	(3,612)	(2,488)
Exit costs	346	452

Subtotal	(3,911)	(1,109)
Other charges	884	13,589

Total restructuring and other charges	$(3,027)	$12,480

Workforce reduction

Workforce reduction charges (credits) relate primarily to severance and fringe benefits. VeriSign recorded gross workforce reduction charges of approximately $0.1 million and $1.7 million during the three and six months ended June 30, 2004, respectively. In addition, VeriSign reversed approximately $0.8 million of workforce reduction charges during the three and six months ended June 30, 2004, resulting in a net restructuring credit of approximately $0.6 million and a net restructuring charge of approximately $0.9 million for the three and six months ended June 30, 2004, respectively. The reversal was to adjust the original estimated charges as compared to actual payments for severance and fringe benefits during the periods. During the six months ended June 30, 2004, VeriSign recorded a workforce reduction of approximately 35 employees.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excess facilities

VeriSign recorded gross charges of approximately $0.7 million and $1.8 million during the three and six months ended June 30, 2004, respectively, for excess facilities that were abandoned relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. In addition, VeriSign reversed approximately $4.3 million of excess restructuring charges taken in prior quarters during the three and six months ended June 30, 2004, as a result of a change in lease obligations for a facility. The reversal resulted in net restructuring credits of approximately $3.6 million and $2.5 million during the three and six months ended June 30, 2004, respectively.

Exit costs

VeriSign recorded other exit costs consisting mainly of contract termination fees totaling approximately $0.3 million and $0.5 million during the three and six months ended June 30, 2004, respectively.

Other charges

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, VeriSign recorded an asset impairment charge of approximately $0.9 million primarily related to software during the three months ended June 30, 2004. The Company also recorded an asset impairment charge of approximately $13.6 million during the six months ended June 30, 2004 related to a telecom service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment.

At June 30, 2004, the accrued liability associated with the 2003 restructuring plan was $22.5 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2003	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring Charges	Restructuring Accrual Related to Acquisitions	Non-Cash Restructuring Charges	Cash Payments	Accrued Restructuring Costs at June 30, 2004
Workforce reduction	$5,396	$1,678	$(751)	$927	$—	$—	$(3,896)	$2,427
Excess facilities	26,392	1,842	(4,330)	(2,488)	311	—	(4,548)	19,667
Exit costs	—	452	—	452	—	—	(340)	112

Subtotal	$31,788	$3,972	$(5,081)	$(1,109)	$311	$—	$(8,784)	$22,206
Other charges	564	13,591	(2)	13,589	—	(13,436)	(380)	337

Total restructuring and other charges	$32,352	$17,563	$(5,083)	$12,480	$311	$(13,436)	$(9,164)	$22,543

Included in current portion of accrued restructuring costs	$11,835							$9,833

Included in long term restructuring costs	$20,517							$12,710

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Restructuring Plan

Restructuring and other charges associated with the 2002 restructuring plan that were recorded during the periods ended June 30, 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Workforce reduction	$27	$—	$27	$1,545
Excess facilities	(155)	—	(155)	8,694
Exit costs	(471)	—	(471)	1,014

Subtotal	(599)	—	(599)	11,253
Other charges	—	10,903	—	20,163

Total restructuring and other charges	$(599)	$10,903	$(599)	$31,416

Workforce reduction

Workforce reduction charges relate primarily to severance and fringe benefits. VeriSign did not record a workforce reduction charge during the three months or the six months ended June 30, 2004. VeriSign recorded an adjustment of approximately $27,000 to workforce reduction during the three and six months ended June 30, 2004. The adjustment was to adjust the original estimated charges compared to actual payments for severance and fringe benefits during the period. During the six months ended June 30, 2003, VeriSign recorded approximately $1.5 million of workforce reduction charges.

Excess facilities

VeriSign reversed $0.2 million of excess facility charges taken in prior quarters to adjust the original estimated charges to actual payments for leases during the three and six months ended June 30, 2004. During the three months ended June 30, 2003, VeriSign recorded no excess facilities charges and during the six months ended June 30, 2003, VeriSign recorded $8.7 million of excess facilities charges. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

Exit costs

VeriSign reversed $0.5 million of exit costs to adjust the original estimated charges to actual payments for exit costs during the three and six months ended June 30, 2004. During the three months ended June 30, 2003, VeriSign recorded no exit costs and during the six months ended June 30, 2003, VeriSign recorded $1.0 million of exit costs consisting mainly of contract termination fees.

Other charges

During the three months and six months ended June 30, 2003, VeriSign recorded $10.9 million and $20.2 million of other charges, respectively, related to cash paid for the termination of a lease and the write-off of computer software.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2004, the accrued liability associated with the 2002 restructuring plan was $10.2 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2003	Reversals and Adjustments to Restructuring Charges	Cash Payments	Accrued Restructuring Costs at June 30, 2004
Workforce reduction	$53	$27	$(49)	$31
Excess facilities	15,505	(155)	(5,322)	10,028
Exit costs	661	(471)	(47)	143

Total restructuring and other charges	$16,219	$(599)	$(5,418)	$10,202

Included in current portion of accrued restructuring costs	$6,496			$2,913

Included in long term restructuring costs	$9,723			$7,289

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through June 2014.

Future cash payments related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2004 (remaining 6 months)	$7,983	$(2,457)	$5,526
2005	12,745	(4,909)	7,836
2006	8,953	(3,671)	5,282
2007	7,129	(4,070)	3,059
2008	5,271	(3,604)	1,667
2009	4,365	(3,436)	929
Thereafter	19,926	(14,530)	5,396

	$66,372	$(36,677)	$29,695

Note 5.	Goodwill and Other Intangible Assets

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

VeriSign performed its annual impairment test as of June 30, 2004. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets are valued using the income approach. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There was no impairment charge to goodwill and other intangible assets from the annual impairment test conducted in June 2004. The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the three months ended June 30, 2003.

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the six months ended June 30, 2004:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
December 31, 2003	$56,852	$344,519	$401,371
Guardent acquisition	114,069	—	114,069
Jamba! acquisition	—	187,777	187,777
EuroTrust asset acquisition	11,765	—	11,765
VeriSign Australia acquisition	6,207	—	6,207
Other	1,771	4,911	6,682

June 30, 2004	$190,664	$537,207	$727,871

VeriSign’s other intangible assets are comprised of:

	As of June 30, 2004
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$289,308	$(135,726)	$153,582
Technology in place	158,999	(132,605)	26,394
Carrier relationships	27,700	(346)	27,354
Non-compete agreement	17,482	(2,442)	15,040
Trade name	27,208	(9,364)	17,844
Contracts with ICANN and customer lists	709,989	(660,707)	49,282

Total other intangible assets	$1,230,686	$(941,190)	$289,496

	As of December 31, 2003
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$263,591	$(120,630)	$142,961
Technology in place	152,956	(128,521)	24,435
Non-compete agreement	1,019	(1,019)	—
Trade name	8,914	(8,914)	—
Contracts with ICANN and customer lists	698,042	(648,773)	49,269

Total other intangible assets	$1,124,522	$(907,857)	$216,665

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended June 30, 2004 and 2003, amortization of other intangible assets was $18.2 million and $53.9 million, respectively. Amortization of other intangible assets was $33.3 million and $108.8 million for the six months ended June 30, 2004 and 2003, respectively.

Estimated future amortization expense related to other intangible assets at June 30, 2004 is as follows:

(In thousands)
2004 (remaining 6 months)	$45,384
2005	89,727
2006	72,097
2007	57,812
2008	11,593
2009	9,366
Thereafter	3,517

$289,496

Note 6.	Investments

VeriSign invests in debt and equity securities of technology companies for business and strategic purposes. Investments in public companies are classified as “available-for-sale” and are included in short-term investments in the consolidated financial statements. These investments are carried at fair value based on quoted market prices. VeriSign reviews its investments in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. VeriSign considers the investee company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management, among other factors, in its review. If it is determined that an other-than-temporary decline in fair value exists in a marketable equity security, VeriSign records an investment loss in its condensed consolidated statement of operations.

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no significant influence are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related write-down as an investment loss in its consolidated statement of operations. Generally, if cash balances are insufficient to sustain the investee’s operations for a six month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. During the three months ended June 30, 2004, VeriSign recorded impairments, net of realized gains, totaling $0.3 million. No investment impairments were recorded for the three months ended June 30, 2003. During the six months ended June 30, 2004 and 2003, VeriSign recorded impairments, net of realized gains, totaling $3.6 million and $16.5 million, respectively.

Note 7.	Restricted Cash

As of June 30, 2004, restricted cash includes $45.2 million related to the trust established during the first quarter of 2004 classified as restricted cash for its director and officer liability self-insurance coverage. As of June 30, 2004 and December 31, 2003, VeriSign has pledged approximately $10.0 million and $18.4 million,

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, classified as restricted cash on the accompanying balance sheets, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Note 8.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss)	$21,945	$(142,850)	$31,015	$(196,286)
Change in unrealized gain (loss) on investments, net of tax	(3,160)	835	(2,777)	1,249
Foreign currency translation adjustments	(1,704)	(945)	(978)	(2,559)

Comprehensive income (loss)	$17,081	$(142,960)	$27,260	$(197,596)

Note 9.	Calculation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

The following table represents the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Basic and diluted net income (loss) per share:
Net income (loss)	$21,945	$(142,850)	$31,015	$(196,286)

Determination of basic and diluted shares:
Weighted-average common shares outstanding	249,357	238,898	246,859	238,555
Potential common shares—dilutive stock options	3,711	—	3,755	—

Diluted weighted-average common shares outstanding	253,068	238,898	250,614	238,555

Basic net income (loss) per share	$0.09	$(0.60)	$0.13	$(0.82)

Diluted net income (loss) per share	$0.09	$(0.60)	$0.12	$(0.82)

For the three and six months ended June 30, 2004, VeriSign excluded 12,409,224 and 12,898,418 weighted-average stock options, respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $68.70 and $68.97 for the respective periods. For the three and six months ended June 30, 2003, VeriSign excluded 2,797,947 and 1,881,706 weighted-average potential common shares, respectively, with a weighted-average exercise price of $8.31 and $7.94 for the respective periods because their effect would have been anti-dilutive.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Communications Services Group provides specialized managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. VeriSign’s managed communication service offerings include network services, intelligent database and directory services, application services, wireless content services, and billing and payment services.

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

The following tables reflect the results of VeriSign’s reportable segments. The “Other” segment consists primarily of unallocated corporate expenses. These results are used, in part, by the CODM and by management, in evaluating the performance of, and in allocating resources to, each of the segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external transactions.

	Internet Services Group	Communications Services Group	Other	Total Segments
	(In thousands)
Three months ended June 30, 2004:
Revenues	$138,822	$117,223	$—	$256,045
Cost of revenues	31,719	64,724	5,792	102,235

Gross margin	$107,103	$52,499	$(5,792)	$153,810

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Internet Services Group	Communications Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended June 30, 2003:
Total revenues	$118,354	$101,048	$59,181	$—	$278,583
Internal revenues	(13,284)	—	—	—	(13,284)

External revenues	$105,070	$101,048	$59,181	$—	$265,299

Total cost of revenues	$30,069	$57,397	$32,986	$8,421	$128,873
Internal cost of revenues	—	—	(13,284)	—	(13,284)

External cost of revenues	$30,069	$57,397	$19,702	$8,421	$115,589

Gross margin after eliminations	$75,001	$43,651	$39,479	$(8,421)	$149,710

	Internet Services Group	Communications Services Group	Other	Total Segments
	(In thousands)
Six months ended June 30, 2004:
Revenues	$268,898	$216,260	$—	$485,158
Cost of revenues	60,207	122,554	10,956	193,717

Gross margin	$208,691	$93,706	$(10,956)	$291,441

	Internet Services Group	Communications Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Six months ended June 30, 2003:
Total revenues	$236,149	$201,650	$125,311	$—	$563,110
Internal revenues	(28,053)	—	—	—	(28,053)

External revenues	$208,096	$201,650	$125,311	$—	$535,057

Total cost of revenues	$61,007	$114,364	$67,724	$16,376	$259,471
Internal cost of revenues	—	—	(28,053)	—	(28,053)

External cost of revenues	$61,007	$114,364	$39,671	$16,376	$231,418

Gross margin after eliminations	$147,089	$87,286	$85,640	$(16,376)	$303,639

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Reconciliation to VeriSign, as reported

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Total segments	$256,045	$278,583	$485,158	$563,110
Elimination of internal revenues	—	(13,284)	—	(28,053)

Revenues, as reported	$256,045	$265,299	$485,158	$535,057

Net income (loss):
Segment gross margin including other	$153,810	$149,710	$291,441	$303,639
Operating expenses	115,292	294,065	238,025	482,684

Operating income (loss)	38,518	(144,355)	53,416	(179,045)
Other income (expense), net	702	2,316	1,441	(11,578)
Income tax expense	(17,275)	(811)	(23,842)	(5,663)

Net income (loss), as reported	$21,945	$(142,850)	$31,015	$(196,286)

Geographic information

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Domestic	$208,556	$241,738	$401,657	$485,408
International	47,489	23,561	83,501	49,649

Total	$256,045	$265,299	$485,158	$535,057

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

	June 30, 2004	December 31, 2003
	(In thousands)
Long-lived assets:
Domestic	$826,530	$1,135,090
International	805,660	84,720

Total	$1,632,190	$1,219,810

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, and other long-term assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Income Taxes

For the quarter and six months ended June 30, 2004, VeriSign recorded income tax expense of $17.3 million and $23.8 million, respectively. For the quarter and six months ended June 30, 2003, VeriSign recorded income tax expense of $0.8 million and $5.7 million, respectively.

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

VeriSign retained a 15% interest in Network Solutions after the sale to Pivotal Private Equity on November 25, 2003. Through November 25, 2003, Network Solutions purchased certain products and services from the Company and these intercompany revenues were eliminated in our consolidated financial statements through that date. VeriSign recognized $10.6 million and $21.8 million in revenue from Network Solutions as a customer for the three and six months ended June 30, 2004, respectively.

In addition to the above, VeriSign recognized revenues totaling $2.2 million and $3.0 million for the three months ended June 30, 2004 and 2003, respectively, and $4.8 million and $5.4 million for the six months ended June 30, 2004 and 2003, respectively, from customers, primarily VeriSign Affiliates, in which it holds an equity investment.

Note 14.	Foreign Currency and Hedging Instruments

VeriSign enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on monetary assets and liabilities. The gains and losses on these foreign exchange forward contracts largely offset the gains and losses on the underlying exposures that are recognized in earnings. The Company’s foreign exchange forward contracts are generally less than 12 months in duration.

As of June 30, 2004, the company had outstanding foreign exchange forward contracts with a total notional amount of approximately $20.8 million.

Note 15.	Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2004 and our Annual Report on Form 10-K for the period ended December 31, 2003, which was filed on March 15, 2004. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The economic environment affecting our businesses continued to improve in the second quarter of 2004. We saw improved IT spending in the United States, Europe and Japan and moderate growth in e-commerce globally during the period as compared to the first quarter of the year. We also saw increases in overall spending for services by telecommunications companies in the United States during the period as compared to the prior quarter. These trends fueled growth in revenues and deferred revenues.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 83% of the revenues during the second quarter of 2004 were derived from the sale of web certificates, payment services, managed PKI services and registry services. In the Communications Services Group, 80% of our revenues were derived from the sale of calling name services, billing services, SS7 connectivity, signaling services, and wireless content services during the period.

During the remainder of 2004, we expect to see continued improvement in the level of IT and telecommunications spending and e-commerce activity in the United States, Europe and Japan. We anticipate that VeriSign’s overall revenues on a year-over-year basis will decline slightly as a result of the net impact of the sale of our Network Solutions business, which closed in November 2003, offset by a revenue increase from our acquisition of Jamba!, and moderate growth in revenues in both the Internet Services Group and the Communications Services Group.

Network Solutions Sale

On November 25, 2003, we completed the sale of our Network Solutions domain name registrar business to Pivotal Private Equity, although we retained a 15% interest in the business. We will not recognize any revenue from the Network Solutions business in the future, other than revenues that may be recognized in connection with registry or other services we may provide to Network Solutions as a customer. We estimate that in 2004 we would have recognized net revenues of between $140 million and $160 million from the Network Solutions business had we not sold the business.

As a result of our sale of the Network Solutions domain name registrar business revenues, costs and expenses for the three and six months ended June 30, 2004 will not be comparable to those for the three and six months ended June 30, 2003, as the revenues and costs and expenses of Network Solutions domain name registrar business are not included in VeriSign’s consolidated financial results in 2004.

Acquisitions

On June 17, 2004, we acquired the 49% minority interest in VeriSign Australia for approximately $4.6 million in VeriSign common stock. VeriSign Australia is now a wholly-owned subsidiary.

On June 3, 2004, we completed our acquisition of Jamba!, a privately held provider of wireless content services. We paid approximately $266 million for all the outstanding shares of capital stock of Jamba!, of which approximately $178 million was in cash and the remainder in VeriSign common stock.

On April 2, 2004, we completed our acquisition of the SSL certificate business from EuroTrust A/S, our Nordic region Affiliate program member, for approximately $8.5 million in cash.

On March 11, 2004, we completed our acquisition of the assets of Unimobile, a provider of mobile messaging solutions for carriers and enterprises, for approximately $5 million in cash.

On February 26, 2004, we completed our acquisition of Guardent, Inc., a privately held provider of managed security services. We paid approximately $135 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock.

We accounted for all of our acquisitions as purchase business combinations and accordingly, the total purchase prices were allocated to tangible and intangible assets and the liabilities assumed based on their respective fair values on the date of acquisition. The acquired companies’ results of operations have been included in our consolidated financial statements from their respective dates of acquisition.

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring and deferred taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue recognition

During 2004, we derived our revenues from two reportable segments: (i) the Internet Services Group, which consists of the Security Services business and the Naming and Directory Services business. The Security Services business provides products and services that enable enterprises and organizations to establish and deliver secure Internet-based services to customer and business partners, and the Naming and Directory Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs; and (ii) the Communications Services Group, which provides Signaling System 7, or SS7, network services, intelligent data base and directory services, wireless content services, application services and billing and payment services to wireline and wireless telecommunications carriers. VeriSign’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” unless otherwise noted below. The revenue recognition policy for each of these categories is as follows:

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

Communications Services

Revenues from communications services are comprised of network connectivity, intelligent network services, wireless billing and customer care services, wireless content services, and clearinghouse services. Network connectivity revenues are derived from establishing and maintaining connection to our SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Revenues from prepaid wireless account management services and unregistered wireless roaming services are based on the revenue retained by us and recognized in the period in which such calls are processed on a per-minute or per-call basis. Revenues from wireless billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by our wireless carrier customers. Wireless content services revenues are derived by providing wireless content services including content, aggregation, formatting, mediation and billing and payment services. Revenues from wireless content services primarily represent a monthly fee for every subscriber activated by our wireless carrier customers for the content services.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of June 30, 2004, the allowance for doubtful accounts represented 7% of total accounts receivable. A change of 1% in our estimate would amount to approximately $1.5 million.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled $1,017 million at June 30, 2004, which was comprised of $728 million of goodwill and $289 million of other intangible assets. Other intangible assets include customer relationships, technology in place, carrier relationships, non-compete agreements, trade names, and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets including goodwill.

There was no impairment charge to goodwill and other intangible assets from the annual impairment test conducted in June 2004. The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the three months ended June 30, 2003.

Restructuring and Other Charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we announced plans to restructure our operations to fully rationalize, integrate and align our resources. Both plans resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. As a result of the two restructuring plans, and in conformity with SFAS No. 146 and SFAS No. 112, we incurred a net restructuring credit in connection with the restructuring plans amounting to approximately $3.6 million in the quarter ended June 30, 2004, which is included in “Restructuring and other charges” on the Condensed Consolidated Statements of Operations. The credit was a result of a reversal of excess restructuring charges taken in prior quarters, which was primarily due to a change in lease obligations for a facility and adjustments to our original estimated charges to actual payments for severance and fringe benefits.

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

We recognize that stock options dilute existing stockholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Please refer to the table below for the maximum potential dilution from options granted year to date as of June 30, 2004 and for the years ended December 31, 2003 and 2002. This maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the market price of our common stock as reported on the Nasdaq National Market. At June 30, 2004, approximately 39% of our stock options had exercise prices in excess of the closing price of our common stock as reported on the Nasdaq National Market.

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

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted year to date as of June 30, 2004 and for the years ended December 31, 2003 and 2002, to our chief executive officer, the four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of 2003. These officers are referred to together as the Named Executive Officers. Please refer to the section entitled “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants year to date as of June 30, 2004 and for the years ended December 31, 2003 and 2002 are as follows:

	Six Months Ended June 30, 2004	2003	2002
	(Shares in thousands)
Shares subject to options granted	2,268	13,199	12,850
Less options cancelled	(3,228)	(5,838)	(20,724)

Net shares subject to options granted (cancelled)	(960)	7,361	(7,874)
Common shares outstanding at beginning of period	241,979	237,510	234,358
Net options granted (cancelled) during the period as a percentage of outstanding common shares	(0.4)%	3.1%	(3.4)%
Options granted to Named Executive Officers during the period as a percentage of total options granted	0.0%	8.0%	14.8%
Options held by Named Executive Officers as a percentage of total options outstanding	24.4%	22.9%	25.0%

During the first six months of 2004, we granted stock options to purchase approximately 2.3 million shares of our stock to our existing employees. After deducting 3.2 million shares for options cancelled or otherwise terminated, the net cancellation was 960,000 shares for the six months ended June 30, 2004. Option grants to Named Executive Officers vary from year to year depending on individual achievements and future potential in leading the Company. For additional information about our employee stock option plan activity for the fiscal years 2002 and 2003, please refer to Note 11 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed March 15, 2004.

General Option Information

The following table summarizes option activity year-to-date as of June 30, 2004 and for the years ended December 31, 2003 and 2002:

	Six Months Ended June 30, 2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	31,999,664	$36.87	26,960,479	$47.41	37,340,507	$52.50
Assumed in business combinations	687,659	4.79	—	—	—	—
Granted	2,267,908	17.30	13,199,316	13.45	12,850,130	16.69
Exercised	(1,963,194)	10.31	(2,321,981)	9.05	(2,506,354)	4.30
Cancelled	(3,228,014)	46.71	(5,838,150)	43.66	(20,723,804)	42.70

Outstanding at end of period	29,764,023	35.33	31,999,664	36.87	26,960,479	47.41

Exercisable at end of period	17,106,305	48.63	18,156,403	48.05	13,874,208	52.94

Weighted-average fair value of options granted during the period		$9.46		$9.00		$11.97

The following table sets forth a comparison of the numbers of shares subject to our options whose exercise prices were below the closing price of our common stock on June 30, 2004 (“In-the-Money” options) to the numbers of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of June 30, 2004:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	7,066,033	$10.91	10,952,332	$13.35	18,018,365	$12.40
Out-of-the-Money (1)	10,040,272	75.17	1,705,386	42.80	11,745,658	70.47

Total options outstanding	17,106,305	$48.63	12,657,718	$17.32	29,764,023	$35.31

(1)	Out-of-the-Money options are those options with an exercise price at or above the closing price of our common stock of $19.90 at June 30, 2004, as reported by the Nasdaq National Market.

Executive Options

For the first six months of 2004, no options were granted to the Named Executive Officers. The following table sets forth for each of our Named Executive Officers the shares acquired and the value realized on the exercise of stock options during the first six months of 2004 and the number and value of exercisable and unexercisable options on June 30, 2004.

Option Exercises and Remaining Holdings as of June 30, 2004 of Named Executive Officers:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2004		Values of Unexercised In-the- Money Options at June 30, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	—	$—	3,374,315	1,673,528	$13,590,245	$5,729,590
Dana L. Evan	8,000	84,595	628,215	180,937	1,396,845	824,550
Quentin P. Gallivan	20,000	210,362	586,727	183,437	1,041,105	824,550
Vernon L. Irvin	—	—	37,500	112,500	229,125	687,375
Russell S. Lewis	—	—	311,190	188,333	569,975	833,225

(1)	Option values are based on the closing price of our common stock of $19.90 as reported by the Nasdaq National Market on June 30, 2004, net of the option exercise price.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2004.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	12,354,715		$53.93	22,950,203	(1)
Equity compensation plans not approved by stockholders	15,037,796	(2)(3)	16.92	12,222,819

Total	27,392,511		$33.61	35,173,022

(1)	Includes 7,411,809 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(3)	Does not include options and a warrant to purchase an aggregate of 2,395,983 shares of common stock with a weighted-average exercise price of $54.85 that were assumed in business combinations.

Results of Operations

We had net income for the three and six months ended June 30, 2004 of approximately $21.9 million and $31.0 million, respectively, an increase of $164.8 million and $227.3 million compared to the same periods last year. The increase in net income was due primarily to the decrease in charges we have incurred for the amortization and impairment of goodwill and other intangible assets related to our acquisitions and restructuring charges.

As of June 30, 2004, we had an accumulated deficit of approximately $21.7 billion, primarily due to the amortization and impairment of goodwill and other intangible assets of approximately $22.0 billion related to our acquisitions. Amortization of other intangible assets is expected to be approximately $45.4 million for the remaining quarters of 2004, including the impact of all acquisitions through June 30, 2004, and assuming no future acquisitions or impairment charges.

Revenues

In 2004, we have two reportable segments: the Internet Services Group and the Communications Services Group. In 2003 we had three reportable segments: the Internet Services Group, the Communications Services Group and Network Solutions. As a result of our sale of the Network Solutions domain name registrar business on November 25, 2003, we will not recognize revenues from this segment in the future. A comparison of revenues for the three and six months ended June 30, 2004 and 2003 is presented below.

	2004	2003	Change
	(Dollars in thousands)
Three months ended:
Internet Services Group	$138,822	$105,070	32%
Communications Services Group	117,223	101,048	16%
Network Solutions	—	59,181	(100)%

Total revenues	$256,045	$265,299	(3)%

Six months ended:
Internet Services Group	$268,898	$208,096	29%
Communications Services Group	216,260	201,650	7%
Network Solutions	—	125,311	(100)%

Total revenues	$485,158	$535,057	(9)%

Total revenues decreased 3% in the three months ended June 30, 2004, compared to the same period last year, due to the loss of revenues from the Network Solutions domain name registrar business, partially offset by a 32% increase in the Internet Services Group revenues and a 16% increase in the Communications Services Group revenues.

Internet Services Group

Internet Services Group revenues increased 32% for the three months ended June 30, 2004, and 29% for the six months ended June 30, 2004 as compared to the 2003 periods. The increase of $33.8 million and $60.8 million for the three and six months ended, respectively, was primarily due to an increase in Naming and

Directory Services revenues of $18.5 million and $36.1 million for the respective periods as a result of an increase in domain names under management.

The following table shows a comparison of active domain names ending in .com and .net managed by our Naming and Directory Services business as of June 30, 2004 and 2003:

	June 30, 2004	June 30, 2003	% Change
Active domain names ending in .com and .net	34.0 million	27.5 million	23%

Also contributing to the revenue increase was an increase in security services revenues from VeriSign Japan of $4.5 million and $9.6 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year. In addition, for the three and six months ended June 30, 2004, we experienced an increase in managed security services revenues of $4.9 million and $7.4 million, respectively, primarily as a result of our acquisition of Guardent in February 2004, and an increase of $3.8 million and $8.1 million, respectively, from security services revenues from the sales of digital certificates as compared to the same periods last year.

The following table shows a comparison of the approximate installed base of Web site digital certificates and the approximate number of active online merchants in our payment services business as of June 30, 2004 and 2003:

	June 30, 2004	June 30, 2003	% Change
Installed base of Web site digital certificates	430,000	373,000	15%
Active online merchants	112,000	93,000	20%

Communications Services Group

Communications Services Group revenues increased approximately 16% for the three months ended June 30, 2004, and increased 7% for the six months ended June 30, 2004 as compared to the 2003 periods. The increase of $16.2 million and $14.6 million for the three and six months ended June 30, 2004, respectively, reflects the inclusion of revenues from our acquisitions of Jamba! and VeriSign Brazil along with volume growth in our calling name services, partially offset by continued customer consolidation and direct connects in our billing and payments and network services lines of business. We expect to see further volume growth in our database services throughout the remainder of 2004, offset by additional wireless billing customer consolidations and transitions. We expect Communications Services Group revenues to grow in absolute dollars and in percentage terms throughout 2004.

The following table shows a comparison of the approximate number of quarterly database queries and the number of communications services customers as of June 30, 2004 and 2003:

	June 30, 2004	June 30, 2003	% Change
Quarterly database queries	12.2 billion	8.1 billion	52%
Communications services customers	1,264	1,063	19%

Network Solutions

We completed the sale of our Network Solutions domain name registrar business on November 25, 2003 and recognized no revenues from this segment in the three and six months ended June 30, 2004, compared to revenues of $59.2 million and $125.3 million during the same periods last year. We will not recognize any revenue from the Network Solutions business in the future, other than revenues that may be recognized in the future in connection with registry or other services we may provide to Network Solutions as a customer.

International revenues

Revenues from international subsidiaries, VeriSign Affiliates and direct international sales accounted for approximately 19% and 9% of revenues during the three month periods ended June 30, 2004 and 2003, respectively, and approximately 17% and 9% of revenues during the six month periods ended June 30, 2004 and 2003, respectively. This increase was primarily due to the addition of wireless content services revenues from the acquisition of Jamba!, which closed on June 3, 2004, along with a continued increase in VeriSign Japan’s revenues from the sale of security services.

The following table shows a comparison of our international revenues for the three and six months ended June 30, 2004 and 2003:

	2004	% of Total Revenues	2003	% of Total Revenues	% Change
	(Dollars in thousands)
Three months ended:
International subsidiaries	$42,493	17%	$15,679	6%	171%
VeriSign Affiliates	2,731	1%	5,794	2%	(53)%
Direct international sales	2,265	1%	2,088	1%	9%

Total international revenues	$47,489	19%	$23,561	9%	102%

Six months ended:
International subsidiaries	$69,918	14%	$33,325	6%	110%
VeriSign Affiliates	6,167	1%	11,517	2%	(46)%
Direct international sales	7,416	2%	4,807	1%	54%

Total international revenues	$83,501	17%	$49,649	9%	68%

We expect continued growth in international revenues in both absolute dollars and as a percent of total revenues during the remainder of 2004.

Costs and Expenses

The following table shows a comparison of total costs and expenses for the three and six months ended June 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Total costs and expenses	$217,527	$409,654	(47)%
Percentage of revenues	85%	154%

Six months ended:
Total costs and expenses	$431,742	$714,102	(40)%
Percentage of revenues	89%	133%

Total costs and expenses decreased approximately $192.1 million and $282.4 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year primarily due to a decrease in the charges we incurred for the amortization and impairment of goodwill and other intangible assets related to our acquisitions. Amortization and impairment of goodwill and other intangible assets related to our acquisitions totaled approximately $18.2 million and $33.3 million for the three and six months ended June 30, 2004, respectively as compared to the same periods last year of $177.1 million and $232.0 million, respectively. Additionally, we announced plans to restructure our business in April of 2002 and again in October of 2003. As a result of these restructuring plans, and as a result of the sale of our Network Solutions business, we experienced a significant reduction in overall costs in 2004 compared to 2003. There were no expenses for Network Solutions for the three and six months ended June 30, 2004. Network Solutions’ total expenses accounted for approximately $32.7 million and $69.6 million for the three and six months ended June 30, 2003, respectively.

The following table shows a comparison of our employee headcount by function as of the end of each quarter presented:

	June 30, 2004	June 30, 2003	% Change
Employee headcount:
Cost of revenues	1,431	1,532	(7)%
Sales and marketing	613	671	(9)%
Research and development	371	362	2%
General and administrative	551	580	(5)%

Total	2,966	3,145	(6)%

Excluding the effects of any future acquisitions or dispositions, we expect our employee headcount to slightly increase in 2004 across all business units and corporate services compared to 2003. As a result of our acquisition of Guardent, Inc., which closed on February 26, 2004, we added approximately 150 employees to our employee headcount. In addition, we added approximately 300 employees to our employee headcount as a result of our acquisition of Jamba!, which closed on June 3, 2004. The sale of our Network Solutions business in November 2003 resulted in a headcount reduction of 577 employees.

Cost of revenues

Cost of revenues consists of costs for providing digital certificate enrollment and issuance services, payment services, operational costs for the domain name registry business, customer support and training, consulting and development services, operational costs related to the management and monitoring of our clients’ network security infrastructures, content licensing costs, carrier costs for our SS7 and IP-based networks and costs of facilities and computer equipment used in these activities.

The following table shows a comparison of cost of revenues for the three and six months ended June 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Cost of revenues	$102,235	$115,589	(12)%
Percentage of revenues	40%	44%

Six months ended:
Cost of revenues	$193,717	$231,418	(16)%
Percentage of revenues	40%	43%

Cost of revenues decreased approximately $13.4 million and $37.7 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year primarily due to the sale of our Network Solutions business. There were no cost of revenues for Network Solutions for the three and six months ended June 30, 2004. Network Solutions’ cost of revenues accounted for approximately $19.7 million and $39.7 million for the three and six months ended June 30, 2003, respectively. Offsetting the decreases related to the sale of the Network Solutions business were increases of $8.5 million and $9.9 million during the respective periods due to the acquisitions of Guardent and Jamba! Excluding the sale of the Network Solutions business and the acquisitions of Guardent and Jamba!, the net decrease in cost of revenue of $2.2 million and $7.9 million was primarily due to a decrease in depreciation, as assets became fully depreciated over the course of the year.

As a percentage of revenues, cost of revenues decreased for the three and six months ended June 30, 2004 compared to the same period last year primarily due to the sale of the Network Solutions business, which generally had higher costs of revenues as a percentage of revenue than our other segments.

We expect cost of revenues to increase in absolute dollars as revenues continue to grow for the remainder of 2004. We expect cost of revenues as a percentage of revenues to remain relatively flat during the remainder of 2004.

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

The following table shows a comparison of sales and marketing expenses for the three and six months ended June 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Sales and marketing	$46,847	$50,515	(7)%
Percentage of revenues	18%	19%

Six months ended:
Sales and marketing	$87,017	$103,077	(16)%
Percentage of revenues	18%	19%

Sales and marketing expenses decreased approximately $3.7 million and $16.1 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year primarily due to the sale of our Network Solutions business. There were no sales and marketing expenses for Network Solutions for the three and six months ended June 30, 2004. Network Solutions’ sales and marketing expenses accounted for approximately $10.8 million and $22.6 million for the three and six months ended June 30, 2003, respectively. Sales and marketing expenses, increased approximately $10.3 million and $10.6 million for the three and six months ended June 30, 2004 as compared to the same periods last year as a result of the acquisitions of Jamba! and Guardent. Excluding the sale of the Network Solutions business and the acquisitions of Jamba! and Guardent, the net decrease in sales and marketing of $3.2 million and $4.1 million for the three and six months ended June 30, 2004, respectively, was due to a decrease in stock-based compensation of $1.2 million and $5.0 million offset by an increase in other labor costs for the same periods, respectively. There was also a general decline in advertising and marketing programs in the three months ended and six months ended June 30, 2004.

We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenues during the remainder of 2004, as a result of our Jamba! acquisition and spending associated with an increased level of corporate brand advertising.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

The following table shows a comparison of research and development expenses for the three and six months ended June 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Research and development	$15,253	$13,253	15%
Percentage of revenues	6%	5%

Six months ended:
Research and development	$31,960	$27,030	18%
Percentage of revenues	7%	5%

Research and development expenses increased approximately $2.0 million and $4.9 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year primarily due to the acquisitions of Guardent and Jamba! which accounted for $1.5 million and $2.2 million for the respective periods. In addition, higher expenses were incurred during the first half of the six months ended June 30, 2004 from more products under development, as compared to the same period last year. The sale of the Network Solutions domain name registrar business had no effect on research and development expenses.

We expect research and development expenses to increase in absolute dollars and as a percentage of revenues during the remainder of 2004 primarily as a result of our Jamba! acquisition.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology, and human resources personnel, facilities, computer and communications equipment, management information systems, support services, professional services fees, certain audit, tax and license fees, and bad debt expense.

The following table shows a comparison of general and administrative expenses for the three and six months ended June 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
General and administrative	$38,595	$42,255	(9)%
Percentage of revenues	15%	16%

Six months ended:
General and administrative	$73,834	$89,120	(17)%
Percentage of revenues	15%	17%

General and administrative expenses decreased approximately $3.7 million and $15.3 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year primarily due to the sale of our Network Solutions business. There were no general and administrative expenses for Network Solutions for the three and six months ended June 30, 2004. Network Solutions’ general and administrative expenses accounted for approximately $2.2 million and $7.3 million for the three and six months ended June 30, 2003, respectively. In addition, general and administrative expenses decreased as a result of a continued focus on accounts receivable collection efforts. Bad debt expense decreased $0.9 million and $3.9 million for the respective periods. Restructuring efforts resulted in additional decreases for rent, telephone, and business insurance expenses approximating $4.9 million and $8.8 million for the three and six months ended June 30, 2004, respectively.

Partially offsetting these decreases were increases in legal expenses of approximately $5.3 million and $6.1 million as compared to the same periods last year as a result of an increase in litigation expenses and an increase of costs related to compliance with Sarbanes-Oxley.

We expect general and administrative expenses to increase in absolute dollars as a result of our Jamba! acquisition and to decrease as a percentage of revenues during the remainder of 2004.

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

The following table shows a comparison of restructuring and other charges for the three and six months ended June 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Restructuring and other charges	$(3,626)	$10,903	(133)%
Percentage of revenues	(1)%	4%

Six months ended:
Restructuring and other charges	$11,881	$31,416	(62)%
Percentage of revenues	2%	6%

Restructuring and other charges decreased approximately $14.5 million and $19.5 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year. The 2002 restructuring plan accounted for $11.5 million and $32.0 million of the decrease for the respective periods and the 2003 restructuring plan accounted for a decrease of $3.0 million during the three months ended June 30, 2004 and an increase of $12.5 million during the six months ended June 30, 2004, primarily due to a decrease in facility charges. During the three months ended June 30, 2004, we incurred a restructuring credit of $3.6 million of excess restructuring charges taken in prior quarters primarily due to a change in lease obligations for a facility and adjustments to our original estimated charges as compared to actual payments for severance and fringe benefits. At June 30, 2004, the accrued liability associated with the restructuring plans was $32.7 million. Amounts related to lease terminations due to the abandonment of excess facilities totaling approximately $29.7 million will be paid over the respective lease terms, the longest of which extends through June 2014. Other amounts will be paid by June 2005. See Note 4 to the Notes to Condensed Consolidated Financial Statements for further information.

Amortization and impairment of goodwill and other intangible assets

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. SFAS No. 144 requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset. There was no impairment charge to goodwill and other intangible assets from the annual impairment test conducted in June 2004. The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the three months ended June 30, 2003. See Note 5 to the Notes to Condensed Consolidated Financial Statements for further information.

The following table shows a comparison of amortization and impairment of goodwill and other intangible assets for the three and six months ended June 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Amortization and impairment of goodwill and other intangible assets	$18,223	$177,139	(90)%
Percentage of revenues	7%	67%

Six months ended:
Amortization and impairment of goodwill and other intangible assets	$33,333	$232,041	(86)%
Percentage of revenues	7%	43%

Amortization and impairment of goodwill and other intangible assets decreased approximately $158.9 million and $198.7 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year primarily due to a goodwill impairment charge of $123.2 million recorded in June 2003. In addition, there was no amortization of other intangible assets for Network Solutions for the three and six months ended June 30, 2004. Network Solutions’ amortization of other intangible assets accounted for approximately $35.9 million and $71.7 million for the three and six months ended June 30, 2003, respectively.

Other Income (Expense), net

Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, restricted cash, gains and losses on the sale or impairment of investments, and the net effect of foreign currency gains and losses.

The following table shows a comparison of other income (expense), net for the three and six months ended June 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Other income	$702	$2,316	(70)%
Percentage of revenues	0.3%	1%

Six months ended:
Other income (expense)	$1,441	$(11,578)	112%
Percentage of revenues	0.3%	(2)%

Other income (expense), net decreased approximately $1.6 million and increased approximately $13.0 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year.

For the three months ended June 30, 2004, the decrease of approximately $1.6 million compared to the same period last year is primarily due to a decrease in foreign currency translation gains and an increase in hedging losses totaling $1.5 million. For the six months ended June 30, 2004, the increase of approximately $13.0 million compared to the same period last year is primarily due to a reduction in investment impairments of $12.9 million.

Income Tax Expense

For the quarter ended June 30, 2004, VeriSign recorded income tax expense of $17.3 million, compared to $0.8 million for the same period in 2003. For the six months ended June 30, 2004, VeriSign recorded income tax expense of $23.8 million, compared to $5.7 million for the same period in 2003. The period-to-period increases were due primarily to the generation of positive taxable income in 2004 for U.S. federal and state purposes, as compared to tax losses reported for the same period in 2003, for which we did not provide a tax benefit.

Liquidity and Capital Resources

	June 30, 2004	December 31, 2003	Change
	(Dollars in thousands)
Cash, cash equivalents and short-term investments	$573,785	$723,686	(21)%
Working capital	$183,087	$325,201	(44)%
Stockholders’ equity	$1,627,674	$1,383,653	18%

At June 30, 2004, our principal source of liquidity was $573.8 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. As of June 30, 2004, our restricted cash includes $45.2 million related to the trust established during the first quarter of 2004 classified as restricted cash for our director and officer liability self-insurance coverage. As of June 30, 2004 and December 31, 2003, we have pledged approximately $10.0 million and $18.4 million, respectively, classified as restricted cash on the accompanying balance sheets, as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements, the longest of which is expected to mature in 2014.

Net cash provided by operating activities of approximately $145.9 million for the six months ended June 30, 2004 consisted primarily of net income of $31.0 million adjusted for non-cash items of approximately $121.7 million offset by approximately $6.8 million in uses of working capital. The decrease in cash provided by operating activities for the six months ended June 30, 2004 as compared to the similar period of 2003 was due to higher decreases in current liabilities and greater increases in receivables (both uses of cash) offset by higher net income levels adjusted for non-cash items, including amortization and impairment of other intangible assets and goodwill. Cash provided by operating activities for the six months ended June 30, 2003 of approximately $181.1 million consisted of net losses of approximately $196.3 million adjusted for non-cash items of approximately $331.1 million and approximately $46.3 million provided by working capital.

Net cash used in investing activities in the six months ended June 30, 2004 of approximately $236.3 million was primarily attributed to the cash portions paid (net of cash acquired) for acquisitions of Jamba!, Guardent, Inc. and Unimobile of approximately $246.4 million. Cash proceeds received from the maturities and sales of investments of approximately $143.2 million were offset by purchases of investments of $95.1 million and the investment in capital equipment of approximately $35.4 million. Net cash used in investing activities was $68.9 million in the six months ended June 30, 2003, primarily as a result of $163.2 million used for purchases of investments, and $50.1 million used for purchases of property and equipment, partially offset by proceeds of $150.8 million from sales and maturities of investments.

Our planned capital expenditures for the remaining half of 2004 are approximately $70 million. Our most significant expenditures are focused on productivity and cost improvement initiatives and market development initiatives for the Internet Services Group and the Communications Services Group and productivity and cost improvement initiatives for corporate services.

We also expect to incur additional restructuring charges of approximately $5 to $10 million in the third quarter of 2004 due to the realignment of our remaining segments. In addition, cash payments totaling approximately $30 million related to the abandonment of excess facilities will be paid over the next eleven years. See Note 4 to the Notes to Condensed Consolidated Financial Statements.

Net cash provided by financing activities in the six months ended June 30, 2004 was $23.8 million and $5.9 million in the six months ended June 30, 2003. In the six months ended June 30, 2004, $25.9 million in cash was provided by common stock issuances as a result of stock option exercises partially offset by $2.8 million for the repayment of debt and other long-term obligations. Cash provided by financing activities in the six months ended June 30, 2003 of approximately $5.9 million was from issuances of common stock as a result of stock option exercises of approximately $10.9 million offset by the repayment of debt of $4.9 million.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During the three and six months ended June 30, 2004 and 2003, no shares were repurchased and at June 30, 2004, approximately $280 million remained available for future repurchases under this program.

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

Our operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security and communications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our registry services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	increased marketing expenses related to promoting and distributing our wireless content services;

•	customer renewal rates and turnover of customers of our wireless content services;

•	continued development of our direct and indirect distribution channels for our security and communications services, both in the U.S. and abroad;

•	a decrease in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of communications services;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the impact of price changes in our communications services, security services and payment services or our competitors’ products and services; and

•	general economic and market conditions as well as economic and market conditions specific to IP networks, telecommunications and Internet industries.

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

Adverse economic conditions worldwide have contributed to downturns in the telecommunications and technology industries in the past and could impact our business in the future, resulting in:

•	reduced demand for our services as a result of a decrease in information technology and telecommunications spending by our customers;

•	increased price competition for our products and services; and

•	higher overhead costs as a percentage of revenues.

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

We were incorporated in April 1995, and began introducing our services in June 1995. We completed several acquisitions between 2000 and 2003, including our acquisitions of Network Solutions, Illuminet Holdings and H.O. Systems. In February 2004 and June 2004, respectively, we completed our acquisitions of Guardent, Inc. and Jamba! A.G. In November 2003, we sold our Network Solutions domain name registrar business. Network Solutions, Illuminet Holdings, H.O. Systems and Jamba! operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the successful integration of acquired companies;

•	the use of the Internet and other Internet Protocol, or IP, networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in demand for our services;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the success in marketing our wireless content services to consumers and businesses;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

We have faced difficulties assimilating, and may incur costs associated with, acquisitions.

We made several acquisitions in the last five years and may pursue acquisitions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies we acquire. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	the potential impairment of relationships with our employees, customers and strategic partners;

•	unanticipated costs or the incurrence of unknown liabilities;

•	the need to manage more geographically-dispersed operations, such as our offices in the states of Kansas, Illinois, Massachusetts, Pennsylvania, Texas, Virginia, and Washington, and in Australia, Europe, India, Japan, South Africa and South America;

•	greater than expected costs and the diversion of management’s resources from other business concerns involved in identifying, completing and integrating acquisitions;

•	the inability to retain the employees of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential incompatibility of business cultures;

•	additional regulatory requirements;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience, as is the case with our recent acquisition of Jamba!;

•	our inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

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

International revenues accounted for approximately 19% and 9% of our total revenues for the three months ended June 30, 2004 and 2003, respectively, and approximately 17% and 9% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. With our recent acquisition of Jamba!, we expect that international revenues will increase in absolute monetary terms and as a percentage of revenues. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe and Latin and South America. We have also recently acquired Jamba!, which has facilities and over 300 employees in Germany. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as all of our international revenues from VeriSign Japan, K.K. and VeriSign Australia Limited and our wholly-owned subsidiaries in South Africa and Europe, including Germany, are not denominated in U.S. Dollars;

•	difficulty of authenticating customer information for digital certificates, payment services and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting American interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and June 30, 2004, we grew from 26 to approximately 2,966 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

We face competition in our payment services business from companies such as CyberSource, Authorize.Net (a division of Lightbridge) and First Data Corporation among others.

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

Competition in Communications Services. The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Large incumbent carriers provide competing services in their regions as a result of regulatory requirements to promote competition. In addition, we face direct competition on a nationwide basis from unregulated companies, including Syniverse and other carriers such as Southern New England Telephone, a unit of SBC Communications. Our wireless billing services also compete with services offered by Boston Communications Group, Amdocs, Convergys Corporation and Syniverse. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with ours. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers such as VeriSign and further increase competitive pricing pressures.

Competition in Wireless Content Services. The market for wireless content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of international markets, such as Itouch, Sonera Zed Ltd. (a subsidiary of Sonera Corporation, the Finish mobile network operator), arvato mobile (a division of Bertelsmann), Moustik, Monstermob and Buongiorno/Vitaminic. This business also faces competition from mobile network operators such as T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft. As the market for wireless entertainment and information products matures, mobile phone companies, broadcasters, music publishers, other content providers or others may begin to develop competing products or services.

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

Our wireless content services business depends on agreements with many different third parties, including wireless carriers, and content providers. If these agreements are terminated or not renewed, this business could be harmed.

Our wireless content services business depends on its ability to enter into and maintain agreements with many different third parties including:

•	Wireless carriers and other mobile phone service providers, upon which this business is highly dependent on for billing its customers; and

•	Developers, music publishers and other providers of content, upon which this business is substantially dependent for content such as ring tones and games.

These agreements are typically for a short term, or are otherwise terminable upon short notice, and in the case of agreements with carriers, other mobile phone service providers and content developers, are non-exclusive. If these third parties reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, the results of operations of our Communications Services Group business could be materially harmed. For example, because we depend on wireless carriers to bill customers for our services, a loss of any of these relationships could prevent us from billing and receiving revenues from customers. This business could also be harmed if we are unable to enter into additional agreements with third parties on commercially reasonable terms.

Our customer subscription agreements for our wireless content services are typically cancelable and our business could be harmed if significant numbers of customers cancel or fail to renew.

Our customers for our wireless content services may cancel their subscriptions for our service at the end of each monthly service period and in fact, many customers each month elect not to do so. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with the service, pricing pressure, competitive services or other reasons. If our customers cancel or fail to renew their subscriptions for this service, our revenue could decline and our communications services business will suffer.

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

We target our security services at the market for trusted and secure electronic commerce and communications over IP and other networks. As a result of our acquisition of Jamba!, our communications services group is also targeting the consumer market for wireless content services. These are rapidly evolving markets that may not continue to grow. Accordingly, the demand for our services is very uncertain. Even if these markets grow, our services may not be widely accepted. The factors that may affect the level of market acceptance and, consequently, our services include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile handsets;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting electronic commerce and communications over IP networks.

If the market for electronic commerce and communications over IP and other networks does not grow or these services are not widely accepted in the market, our business would be materially harmed.

Our inability to introduce and implement technological changes in our industry and successfully introduce new products and services could harm our business.

The emerging nature of the Internet, digital certificate, domain name registration and payment services markets, and their rapid evolution, require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. The communications network services industry is also characterized by rapid technological change and frequent new product and service announcements. Significant technological changes could make our technologies obsolete.

We must also adapt to our rapidly changing markets by continually improving the responsiveness, reliability and features of our services and by developing new features, services and applications to meet changing customer needs in our target markets. For example, we sell our SS7 network services primarily to traditional telecommunications companies that rely on traditional voice networks. Many emerging companies are providing convergent Internet protocol-based network services. Our future success could also depend upon our ability to provide products and services to these Internet protocol-based telephony providers, particularly if IP-based telephony becomes widely accepted. We cannot assure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

New products and services developed or introduced by us may not result in any significant revenues.

We must commit significant resources to develop new products and services before knowing whether our investments will result in products and services the market will accept. The success of new products and services depends on several factors, including proper new definition and timely completion, introduction and market acceptance. For example, our selection in January 2004 by EPCglobal, a not-for-profit standards organization, to operate the Object Naming Service as the root directory for the EPCglobal Network, may not increase our revenues in the foreseeable future. There can be no assurance that we will successfully identify new product and service opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services, or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive. Our inability to successfully market new products and services may harm our business.

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

For example, we are a defendant in four lawsuits filed since September 18, 2003, relating to our Site Finder service and we have suspended our Site Finder service in response to a formal request by ICANN in October 2003. As a result of these challenges, it may be difficult for us to introduce new services in our domain name registry business and we could also be subject to additional restrictions on how this business is conducted.

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

Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, Providence, Rhode Island; Dulles, Virginia; Lacey, Washington; Overland Park, Kansas, Melbourne, Australia and Berlin, Hamburg and Verl, Germany. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business.

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

Our signaling and network services success depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, MCI, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on six of the 16 mated pairs of SS7 signal transfer points that comprise our network. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to the merging of many companies. These mergers may cause the availability, pricing and quality of the services we use to vary and could cause the length of time it takes to deliver the services that we use to increase significantly. We rely on links, equipment and software provided to us from our vendors, the most important of which are gateway equipment and software from Tekelec and Agilent Technologies, Inc. We cannot assure you that we will be able to continue to purchase equipment from these vendors on acceptable terms, if at all. If we are unable to maintain current purchasing terms or ensure product availability with these vendors, we may lose customers and experience an increase in costs in seeking alternative suppliers of products and services.

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we use content such as music, games and logos, as part of our consumer wireless content services. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our security services and communications services than we would otherwise.

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

We have investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. During the three months ended June 30, 2004 VeriSign recorded impairments, net of realized gains, totaling $0.3 million and for the three months ended June 30, 2003, no investment impairments were recorded. During the six months ended June 30, 2004 and 2003, VeriSign recorded net impairments of these investments totaling $3.6 million and $16.5 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales or impairments of our investments.

In addition, as consideration for our sale of our Network Solutions domain name registrar business on November 25, 2003, we received a $40 million senior subordinated note from Network Solutions that matures over five years from the date of the closing of the sale. The note is subordinated to a term loan made by the senior lender to the Network Solutions business in the principal amount of $40 million as of the closing date. In addition to the promissory note, we also hold a 15% interest in the Network Solutions business. We may never be repaid for the amount owed under the promissory note and we may never realize any value from our membership interest.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”), among other agencies and entities, is currently considering changes to U.S. GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options and the employee stock purchase plan under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have increased after tax charges by approximately $30.9 million and $58.7 million for the three months ended June 30, 2004 and 2003, respectively, and approximately $64.4 million and $117.0 million for the six months ended June 30, 2004 and 2003, respectively. In addition, new regulations adopted by the Nasdaq Stock Market requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

Interest rate sensitivity

The primary objective of our non-strategic investment activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize market risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2004, 63% of our non-strategic investments mature in less than one year. If market interest rates were to increase or decrease immediately and uniformly by 10 percent from levels at June 30, 2004, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2004. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Six Months or Less	Six Months to One Year	More than One Year	Total	Estimated Fair Value
	(In thousands)
Included in short-term investments	$37,938	$117,816	$91,834	$247,588	$245,399
Weighted-average interest rate	1.55%	1.72%	2.17%
Included in restricted cash	$—	$—	$9,847	$9,847	$9,847
Weighted-average interest rate	—	—	1.38%

Foreign currency management and derivative instruments

We are increasingly exposed to currency risk as we continue to expand our international operations. We transact business in multiple foreign currencies. In the fourth quarter of 2003, we initiated a foreign currency risk management program using forward currency contracts to eliminate, reduce, or transfer selected foreign currency risks that are related to the monetary assets and liabilities of our operations denominated in non-functional currencies and which could be identified and quantified. Forward contracts are limited to durations of less than 12 months. At June 30, 2004, only non-functional currency balances were hedged. All hedge contracts were recorded at fair market value on the balance sheet and in earnings at year end 2003 and for the first six months of 2004.

The primary business objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. At June 30, 2004, we held forward contracts in notional amounts totaling $20.8 million to mitigate the impact of currency fluctuations for certain foreign operations. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions.

Equity investments

We invest in debt and equity securities of technology companies for strategic business purposes. Some of these companies may be publicly traded and have highly volatile share prices. We value these public company investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings and reported in the “Accumulated other comprehensive loss” component of stockholders’ equity. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the three months ended June 30, 2004 VeriSign recorded impairments, net of realized gains, totaling $0.3 million and for the three months ended June 30, 2003, no investment impairments were recorded. During the six months ended June 30, 2004 and 2003, VeriSign recorded net impairments of these investments totaling $3.6 million and $16.5 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sale or impairment of our investments.

ITEM 4.	CONTROLS AND PROCEDURES

Management of VeriSign has evaluated, under the supervision and with the participation of, the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer, as of June 30, 2004, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 15, 2004, VeriSign and NS Holding, Inc. (formerly Network Solutions, Inc.), were defendants in approximately six active lawsuits involving customer contractual disputes over domain name registrations and related services. VeriSign completed the sale of its Network Solutions registrar business to Pivotal Private Equity on November 25, 2003. VeriSign retained liabilities, if any, associated with the six lawsuits referenced above.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware. Mr. Stambler alleged that VeriSign, and RSA Security, Inc., infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler sought a judgment declaring that the defendants had infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for alleged willful infringement, and attorney fees and costs. One defendant, Omnisky, Inc., subsequently declared bankruptcy and Mr. Stambler settled the case against three other defendants: Openwave Systems, Inc., Certicom Corp. and First Data Corporation before trial. The trial began on February 24 and concluded with a jury verdict on March 7, 2003. On March 7, 2003, the jury returned a unanimous verdict for RSA Security Inc. and VeriSign and against Mr. Stambler on the four remaining patent claims in suit. The court had ruled earlier in the case on two other claims, also finding in favor of VeriSign and RSA Security, Inc. On April 17, 2003, the Court entered final judgment for defendants VeriSign and RSA Security and against Mr. Stambler on all of his claims of patent infringement. On May 16, 2003, Mr. Stambler filed alternative motions with the trial court, seeking to overturn the judgment and obtain either judgment in his favor or a new trial. The District Court has now denied Mr. Stambler’s motions. Mr. Stambler has appealed the trial court’s final judgment against him as to claim 34 of U.S. patent 5,793,302 to the U.S. Court of Appeals for the Federal Circuit. VeriSign and RSA Security have filed a contingent cross-appeal of the trial court’s summary judgment ruling on a validity issue pertaining to claim 34. While we cannot predict the outcome of this matter, we believe that Mr. Stambler’s appeal will not be successful.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint styled as a First Amended Complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN filed a second amended complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U. S. patent (No. 6,381,584) in addition to the two patents previously asserted. The second amended complaint dropped some of the originally-named defendants and added others. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. In this complaint, NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice Int’l., InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. Discovery has commenced and fact discovery is scheduled to close November 9, 2004. The complaint alleges that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. Lead counsel for NetMoneyIN recently informed the court and the defendants that he and his firm are withdrawing from the case, and that NetMoneyIN is seeking new counsel for this case. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

On June 30, 2003, IDN Technologies, LLC filed a complaint alleging patent infringement against VeriSign in the United States District Court for the Northern District of California asserting infringement of U.S. patent no. 6,182,148 B1. IDN Technologies filed an amended complaint on August 6, 2003, alleging infringement of the same patent but adding an additional VeriSign service. VeriSign responded by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. The complaint alleges that certain VeriSign “software” that converts domain names in non-ASCII format into ASCII format infringes IDN Technologies’ patent. The complaint requests judgment in favor of IDN Technologies, a permanent injunction from infringement, treble damages, and attorneys’ fees and costs. Discovery in the case is now proceeding and is currently scheduled to close on January 19, 2005. The parties have exchanged infringement and invalidity contentions. The Markman hearing was held on July 21, 2004, with trial currently scheduled for April 15, 2005. While we cannot predict the outcome of this matter, we believe the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint. On May 5, 2004, plaintiffs filed a second amended complaint that is substantially identical to the amended consolidated complaint except that it purports to add a claim under Sections 11 and 15 of the Securities Act of 1933 on behalf of a subclass of persons who acquired shares of VeriSign pursuant to the registration statement and prospectus filed October 10, 2001 and amended October 26, 2001 for the acquisition of Illuminet Holdings, Inc.by VeriSign.

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

VeriSign was named as a defendant in four lawsuits filed since September 18, 2003, relating to VeriSign’s Site Finder service. Two of these lawsuits were brought by alleged competitors of VeriSign. The remaining suits, one class action suit and one representative suit, were filed on behalf of consumers and commercial Internet users. VeriSign filed motions to dismiss both of the alleged competitor lawsuits. In one of those competitor lawsuits, the plaintiff did not oppose VeriSign’s motion to dismiss the original complaint and subsequently filed an amended complaint, which VeriSign also moved to dismiss. The courts have recently ruled on VeriSign’s motions in these two competitor cases by granting the motions in part and denying them in part. VeriSign has since answered the complaint in one of these two cases denying any liability, and it is awaiting the possible filing of an amended complaint in the other of these cases. In response to VeriSign’s motion to dismiss the amended complaint filed in the class action suit, the plaintiffs voluntarily dismissed the suit without prejudice to refiling, and that dismissal has been entered by the court. VeriSign’s response to the representative suit is not yet due. While we cannot predict the outcome of the three pending cases, we believe the allegations are without merit.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 26, 2004, we issued an aggregate of 3,741,554 shares of our common stock in connection with the acquisition of Guardent, Inc. The offer and sale of these securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the “1933 Act”). The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California. On June 3, 2004, we issued an aggregate of 5,280,852 shares of our common stock in connection with the acquisition of Jamba! A.G. On June 17, 2004, we issued an aggregate of 252,722 shares of our common stock in connection with the acquisition of the outstanding ordinary shares of VeriSign Australia Pty Limited not already owned by Registrant or its affiliates. These issuances were exempt from registration under the 1933 Act pursuant to Section 4(2) of the 1933 Act or Regulation S thereunder.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders was held on May 27, 2004 at our corporate offices, located at 487 East Middlefield Road, Mountain View, California. Two proposals were voted on at the meeting. The results of each proposal are as follows.

Proposal No. 1 to elect three (3) Class III directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2007 was approved by the stockholders. The nominees received the following votes:

	For	Withheld
D. James Bidzos	191,159,771	24,815,090
William L. Chenevich	203,362,262	12,612,599
Gregory L. Reyes	191,569,984	24,404,877

Incumbent Class I directors Scott G. Kriens, Len J. Lauer and Stratton D. Sclavos are currently serving for a term expiring at the Annual Meeting of Stockholders in 2005. Incumbent Class II directors Kevin R. Compton, Roger H. Moore and William A. Roper, Jr. are currently serving for a term expiring at the Annual Meeting of Stockholders in 2006.

In Proposal No. 2 stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ending December 31, 2004. This proposal received the following votes:

Votes
For	210,616,192
Against	5,291,029
Abstain	67,640

Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders. Abstentions had the same effect as a vote against Proposal No. 2.

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

X

(b)	Reports on Form 8-K

•	Current Report on Form 8-K filed April 22, 2004 pursuant to Item 12 (Results of Operations and Financial Condition), announcing Registrant’s financial results for the first quarter ended March 31, 2003 and certain other information.

•	Current Report on Form 8-K filed May 25, 2004 pursuant to Item 5 (Other Events) announcing that Registrant signed a definitive agreement to acquire Jamba! A.G.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: August 9, 2004	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2004	By:	/s/ DANA L. EVAN
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