Form 10-Q
period 2004-09-30
VERISIGN INC/CA
filed 2004-11-09
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 2004
Common stock, $.001 par value	254,725,189

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1 — Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$231,447	$393,787
Short-term investments	374,260	329,899
Accounts receivable, net	183,418	100,120
Prepaid expenses and other current assets	57,666	45,935
Deferred tax assets	10,973	10,666

Total current assets	857,764	880,407

Property and equipment, net	499,222	520,219
Goodwill	725,410	401,371
Other intangible assets, net	267,027	216,665
Restricted cash	54,847	18,371
Long-term investments	6,833	21,749
Other assets, net	46,406	41,435

Total long-term assets	1,599,745	1,219,810

Total assets	$2,457,509	$2,100,217

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$334,916	$291,392
Accrued restructuring costs	12,540	18,331
Deferred revenue	299,867	245,483

Total current liabilities	647,323	555,206

Long-term deferred revenue	105,894	93,311
Long-term restructuring costs	18,549	30,240
Other long-term liabilities	7,365	8,978
Deferred tax liabilities	23,942	—

Total long-term liabilities	155,750	132,529

Total liabilities	803,073	687,735

Minority interest in subsidiaries	33,037	28,829
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 253,928,618 and 241,979,274 (excluding 3,773,817 and 1,690,000 shares held in treasury at September 30, 2004 and December 31, 2003)	254	242
Additional paid-in capital	23,299,742	23,128,095
Unearned compensation	(2,686)	(2,628)
Accumulated deficit	(21,668,641)	(21,740,054)
Accumulated other comprehensive loss	(7,270)	(2,002)

Total stockholders’ equity	1,621,399	1,383,653

Total liabilities and stockholders’ equity	$2,457,509	$2,100,217

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$325,311	$268,123	$810,469	$803,180

Costs and expenses:
Cost of revenues	121,945	114,413	315,662	345,831
Sales and marketing	73,216	50,048	160,233	153,125
Research and development	17,697	13,820	49,657	40,850
General and administrative	49,488	41,036	123,322	130,156
Restructuring and other charges	7,739	—	19,620	31,416
Amortization and impairment of goodwill and other intangible assets	22,790	77,721	56,123	309,762

Total costs and expenses	292,875	297,038	724,617	1,011,140

Operating income (loss)	32,436	(28,915)	85,852	(207,960)
Other income (expense), net	586	1,068	2,027	(10,510)

Income (loss) before income taxes	33,022	(27,847)	87,879	(218,470)
Income tax (benefit) expense	(7,376)	3,456	16,466	9,119

Net income (loss)	$40,398	$(31,303)	$71,413	$(227,589)

Net income (loss) per share:
Basic	$0.16	$(0.13)	$0.29	$(0.95)

Diluted	$0.16	$(0.13)	$0.28	$(0.95)

Shares used in per share computation:
Basic	254,146	240,370	249,306	239,167

Diluted	259,728	240,370	255,052	239,167

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$71,413	$(227,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	65,182	88,204
Amortization and impairment of other intangible assets and goodwill	56,123	309,762
Provision for doubtful accounts	2,194	6,166
Non-cash restructuring and other charges	17,962	9,260
Net loss on sale and impairment of investments	8,266	16,541
Minority interest in net income (loss) of consolidated subsidiary	1,877	(33)
Tax benefit associated with stock options	872	3,321
Amortization of unearned compensation	2,402	6,764
Changes in operating assets and liabilities:
Accounts receivable	(50,794)	28,298
Prepaid expenses and other current assets	3,224	497
Accounts payable and accrued liabilities	(9,948)	10,759
Deferred revenue	61,609	22,731

Net cash provided by operating activities	230,382	274,681

Cash flows from investing activities:
Purchases of investments	(269,325)	(298,671)
Proceeds from maturities and sales of investments	191,707	181,947
Purchases of property and equipment	(57,005)	(67,497)
Cash paid for business combinations, net of cash acquired	(246,356)	—
Merger related costs	(7,324)	(4,925)
Other assets	(2,844)	(1,911)

Net cash used in investing activities	(391,147)	(191,057)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	39,530	22,268
Repurchase of common stock	(34,935)	—
Proceeds from sale of consolidated subsidiary stock	824	—
Repayment of debt	(3,825)	(5,505)

Net cash provided by financing activities	1,594	16,763

Effect of exchange rate changes	(3,169)	(1,851)

Net (decrease) increase in cash and cash equivalents	(162,340)	98,536
Cash and cash equivalents at beginning of period	393,787	282,288

Cash and cash equivalents at end of period	$231,447	$380,824

See accompanying notes to condensed consolidated financial statements

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”), at September 30, 2004, and the results of operations and cash flows for the interim periods ended September 30, 2004 and 2003.

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

At September 30, 2004, VeriSign had four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and net income (loss) per share if VeriSign had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$40,398	$(31,303)	$71,413	$(227,589)
Add: Unearned compensation, net of tax	935	935	2,402	6,764
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(30,020)	(53,728)	(111,881)	(176,590)

Pro forma net income (loss)	$11,313	$(84,096)	$(38,066)	$(397,415)

Basic:
As reported	$0.16	$(0.13)	$0.29	$(0.95)
Pro forma equity-based compensation	(0.12)	(0.22)	(0.44)	(0.71)

Pro forma net income (loss) per share	$0.04	$(0.35)	$(0.15)	$(1.66)

Diluted:
As reported	$0.16	$(0.13)	$0.28	$(0.95)
Pro forma equity-based compensation	(0.12)	(0.22)	(0.43)	(0.71)

Pro forma net income (loss) per share	$0.04	$(0.35)	$(0.15)	$(1.66)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options:
Volatility	81%	103%	83%	104%
Risk-free interest rate	2.92%	2.67%	2.77%	2.37%
Expected life	2.9 years	3.5 years	2.9 years	3.5 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	53%	81%	53%	93%
Risk-free interest rate	2.37%	1.59%	2.22%	1.49%
Expected life	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero	zero

The weighted-average fair value of stock options granted was $9.31 and $9.35 during the three months and nine months ended September 30, 2004, respectively. The weighted-average fair value of stock options granted was $8.92 and $5.60 during the three months and nine months ended September 30, 2003, respectively.

Note 3.	Restructuring and Other Charges

2003 Restructuring Plan

Net restructuring and other charges associated with the 2003 restructuring plan that were recorded during the periods ended September 30, 2004 are as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(In thousands)
Workforce reduction	$798	$1,725
Excess facilities	1,733	(755)
Exit costs	467	919

Subtotal	2,998	1,889
Other charges	4,825	18,414

Total restructuring and other charges	$7,823	$20,303

Workforce reduction

Workforce reduction charges relate primarily to severance and fringe benefits. VeriSign recorded net workforce reduction charges of approximately $0.8 million and $1.7 million during the three and nine months ended September 30, 2004, respectively.

Excess facilities

Excess facilities charges relate to lease termination fees and non-cancelable lease costs for abandoned facilities. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. VeriSign recorded net excess facility charges of approximately $1.7 million during the three months ended September 30, 2004. VeriSign recorded a net excess facility credit of $0.8 million during the nine months ended September 30, 2004 as a result of reversing approximately $4.4 million of restructuring charges taken in prior quarters primarily due to a change in lease obligations for a facility that more than offset $3.7 million of excess facilities charges during the period.

Exit costs

VeriSign recorded exit costs primarily consisting of contract termination fees totaling approximately $0.5 million and $0.9 million during the three and nine months ended September 30, 2004, respectively.

Other charges

The Company recorded an asset impairment charge of approximately $4.8 million during the three months ended September 30, 2004 primarily related to equipment that was taken out of service during the quarter. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” VeriSign also recorded an asset impairment charge of approximately $13.6 million during the nine months ended September 30, 2004 primarily related to a telecommunications service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment.

At September 30, 2004, the accrued liability associated with the 2003 restructuring plan was $22.0 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2003	Gross Restructuring and Other Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Restructuring Accrual Related to Acquisitions	Non-Cash Restructuring Charges	Cash Payments	Accrued Restructuring Costs at September 30, 2004
	(In thousands)
Workforce reduction	$5,396	$2,476	$(751)	$1,725	$—	$—	$(4,755)	$2,366
Excess facilities	26,392	3,678	(4,433)	(755)	311	—	(6,956)	18,992
Exit costs	—	919	—	919	—	—	(828)	91

Subtotal	$31,788	$7,073	$(5,184)	$1,889	$311	$—	$(12,539)	$21,449
Other charges	564	18,416	(2)	18,414	—	(17,962)	(490)	526

Total restructuring and other charges	$32,352	$25,489	$(5,186)	$20,303	$311	$(17,962)	$(13,029)	$21,975

Included in current portion of accrued restructuring costs	$11,835							$9,300

Included in long term restructuring costs	$20,517							$12,675

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Restructuring Plan

Restructuring and other charges associated with the 2002 restructuring plan that were recorded during the periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Workforce reduction	$—	$—	$27	$1,545
Excess facilities	(84)	—	(239)	8,694
Exit costs	—	—	(471)	1,014

Subtotal	(84)	—	(683)	11,253
Other charges	—	—	—	20,163

Total restructuring and other charges	$(84)	$—	$(683)	$31,416

Workforce reduction

Workforce reduction charges relate primarily to severance and fringe benefits. VeriSign did not record a workforce reduction charge during the three months or the nine months ended September 30, 2004. VeriSign recorded an adjustment of approximately $27,000 to workforce reduction during the nine months ended September 30, 2004. The adjustment was to adjust the original estimated charges compared to actual payments for severance and fringe benefits during the period. During the nine months ended September 30, 2003, VeriSign recorded approximately $1.5 million of workforce reduction charges.

Excess facilities

VeriSign reversed $0.2 million of excess facility charges taken in prior quarters to adjust the original estimated charges to actual payments for leases during the nine months ended September 30, 2004. During the three months ended September 30, 2003, VeriSign recorded no excess facilities charges, however, during the nine months ended September 30, 2003, VeriSign recorded $8.7 million of excess facilities charges. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing an abandoned building or separable portion thereof, certain estimates were made related to the (1) time period over which the relevant space would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

Exit costs

VeriSign reversed $0.5 million of exit costs to adjust the original estimated charges to actual payments for exit costs during the nine months ended September 30, 2004. During the three months ended September 30, 2003, VeriSign recorded no exit costs, however, during the nine months ended September 30, 2003, the Company recorded $1.0 million of exit costs consisting mainly of contract termination fees.

Other charges

During the nine months ended September 30, 2003, VeriSign recorded $20.2 million of other charges related to cash paid for the termination of a lease and the write-off of computer software.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2004, the accrued liability associated with the 2002 restructuring plan was $9.1 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2003	Reversals and Adjustments to Restructuring Charges	Cash Payments	Accrued Restructuring Costs at September 30, 2004
	(In thousands)
Workforce reduction	$53	$27	$(50)	$30
Excess facilities	15,505	(239)	(6,324)	8,942
Exit costs	661	(471)	(48)	142

Total restructuring and other charges	$16,219	$(683)	$(6,422)	$9,114

Included in current portion of accrued restructuring costs	$6,496			$3,240

Included in long term restructuring costs	$9,723			$5,874

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through June 2014.

Future cash payments related to lease terminations due to the abandonment of excess facilities for both the 2003 Restructuring Plan and 2002 Restructuring Plan are expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2004 (remaining 3 months)	$4,180	$(1,154)	$3,026
2005	13,311	(4,940)	8,371
2006	9,389	(3,857)	5,532
2007	7,414	(4,240)	3,174
2008	5,319	(3,604)	1,715
2009	4,417	(3,436)	981
Thereafter	19,665	(14,530)	5,135

	$63,695	$(35,761)	$27,934

Note 4.	Goodwill and Other Intangible Assets

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

VeriSign performed its annual impairment test as of June 30, 2004. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets are valued using the income approach. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There was no impairment charge for goodwill and other intangible assets from the annual impairment test conducted in June 2004. The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the three months ended June 30, 2003.

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the nine months ended September 30, 2004:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
December 31, 2003	$56,852	$344,519	$401,371
Guardent acquisition	114,069	—	114,069
Jamba! acquisition	—	185,953	185,953
EuroTrust asset acquisition	11,765	—	11,765
VeriSign Australia acquisition	6,207	—	6,207
Other	1,137	4,908	6,045

September 30, 2004	$190,030	$535,380	$725,410

VeriSign’s other intangible assets are comprised of:

	As of September 30, 2004
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$288,701	$(149,086)	$139,615
Technology in place	158,972	(134,945)	24,027
Carrier relationships	27,700	(1,500)	26,200
Non-compete agreement	17,239	(3,818)	13,421
Trade name	26,844	(9,692)	17,152
Contracts with ICANN and customer lists	711,551	(664,939)	46,612

Total other intangible assets	$1,231,007	$(963,980)	$267,027

	As of December 31, 2003
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$263,591	$(120,630)	$142,961
Technology in place	152,956	(128,521)	24,435
Non-compete agreement	1,019	(1,019)	—
Trade name	8,914	(8,914)	—
Contracts with ICANN and customer lists	698,042	(648,773)	49,269

Total other intangible assets	$1,124,522	$(907,857)	$216,665

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended September 30, 2004 and 2003, amortization of other intangible assets was $22.8 million and $77.7 million, respectively. Amortization of other intangible assets was $56.1 million and $186.6 million for the nine months ended September 30, 2004 and 2003, respectively.

Estimated future amortization expense related to other intangible assets at September 30, 2004 is as follows:

(In thousands)
2004 (remaining 3 months)	$22,802
2005	89,943
2006	72,183
2007	57,763
2008	11,537
2009	9,310
Thereafter	3,489

$267,027

Note 5.	Restricted Cash

As of September 30, 2004, restricted cash includes $45.0 million of cash related to a trust established during the first quarter of 2004 for VeriSign’s director and officer liability self-insurance coverage. As of September 30, 2004 and December 31, 2003, VeriSign has pledged approximately $9.8 million and $18.4 million, respectively, classified as restricted cash on the accompanying balance sheets, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Note 6.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss)	$40,398	$(31,303)	$71,413	$(227,589)
Change in unrealized gain (loss) on investments, net of tax	678	(155)	(2,099)	1,094
Foreign currency translation adjustments	(2,191)	920	(3,169)	(1,639)

Comprehensive income (loss)	$38,885	$(30,538)	$66,145	$(228,134)

Note 7.	Calculation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Basic and diluted net income (loss) per share:
Net income (loss)	$40,398	$(31,303)	$71,413	$(227,589)

Determination of basic and diluted shares:
Weighted-average common shares outstanding	254,146	240,370	249,306	239,167
Potential common shares—dilutive stock options	5,582	—	5,746	—

Diluted weighted-average common shares outstanding	259,728	240,370	255,052	239,167

Basic net income (loss) per share	$0.16	$(0.13)	$0.29	$(0.95)

Diluted net income (loss) per share	$0.16	$(0.13)	$0.28	$(0.95)

For the three and nine months ended September 30, 2004, VeriSign excluded 11,937,233 and 12,651,522 weighted-average stock options, respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $68.90 and $68.65 for the respective periods. For the three and nine months ended September 30, 2003, VeriSign excluded 3,420,734 and 2,417,514 weighted-average potential common shares, respectively, with a weighted-average exercise price of $11.23 and $8.07 for the respective periods because their effect would have been anti-dilutive.

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

Description of segments

During 2004, VeriSign operates its business in two reportable segments: the Internet Services Group and the Communications Services Group. During 2003, VeriSign operated its business in three reportable segments: the Internet Services Group, the Communications Services Group and the Network Solutions business segment. The Network Solutions business provided domain name registration, and value added services such as business e-mail, websites, hosting and other web presence services. On November 25, 2003, VeriSign completed the sale of its Network Solutions business to Pivotal Private Equity.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Communications Services Group provides specialized managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. VeriSign’s managed communication service offerings include network services, intelligent database and directory services, application services, wireless content services, and billing and payment services. The Communications Services Group includes VeriSign’s wholly-owned subsidiary Jamba! A.G., which was acquired in June 2004.

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

	Internet Services Group	Communications Services Group	Other	Total Segments
	(In thousands)
Three months ended September 30, 2004:
Revenues	$143,064	$182,247	$—	$325,311
Cost of revenues	32,485	80,853	8,607	121,945

Gross margin	$110,579	$101,394	$(8,607)	$203,366

	Internet Services Group	Communications Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Three months ended September 30, 2003:
Total revenues	$120,337	$105,296	$54,945	$—	$280,578
Internal revenues	(12,455)	—	—	—	(12,455)

External revenues	$107,882	$105,296	$54,945	$—	$268,123

Total cost of revenues	$28,292	$58,151	$30,841	$9,584	$126,868
Internal cost of revenues	—	—	(12,455)	—	(12,455)

External cost of revenues	$28,292	$58,151	$18,386	$9,584	$114,413

Gross margin after eliminations	$79,590	$47,145	$36,559	$(9,584)	$153,710

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Internet Services Group	Communications Services Group	Other	Total Segments
	(In thousands)
Nine months ended September 30, 2004:
Revenues	$411,962	$398,507	$—	$810,469
Cost of revenues	92,692	203,408	19,562	315,662

Gross margin	$319,270	$195,099	$(19,562)	$494,807

	Internet Services Group	Communications Services Group	Network Solutions	Other	Total Segments
	(In thousands)
Nine months ended September 30, 2003:
Total revenues	$356,486	$306,946	$180,256	$—	$843,688
Internal revenues	(40,508)	—	—	—	(40,508)

External revenues	$315,978	$306,946	$180,256	$—	$803,180

Total cost of revenues	$89,299	$172,516	$98,564	$25,960	$386,339
Internal cost of revenues	—	—	(40,508)	—	(40,508)

External cost of revenues	$89,299	$172,516	$58,056	$25,960	$345,831

Gross margin after eliminations	$226,679	$134,430	$122,200	$(25,960)	$457,349

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Reconciliation to VeriSign, as reported

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Total segments	$325,311	$280,578	$810,469	$843,688
Elimination of internal revenues	—	(12,455)	—	(40,508)

Revenues, as reported	$325,311	$268,123	$810,469	$803,180

Net income (loss):
Segment gross margin including other	$203,366	$153,710	$494,807	$457,349
Operating expenses	170,930	182,625	408,955	665,309

Operating income (loss)	32,436	(28,915)	85,852	(207,960)
Other income (expense), net	586	1,068	2,027	(10,510)
Income tax benefit (expense)	7,376	(3,456)	(16,466)	(9,119)

Net income (loss), as reported	$40,398	$(31,303)	$71,413	$(227,589)

Geographic information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Domestic	$217,210	$240,291	$618,867	$725,699
International	108,101	27,832	191,602	77,481

Total	$325,311	$268,123	$810,469	$803,180

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

	September 30, 2004	December 31, 2003
	(In thousands)
Long-lived assets:
Domestic	$1,245,530	$1,135,090
International	354,215	84,720

Total	$1,599,745	$1,219,810

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, restricted cash and other long-term assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Income Taxes

For the three and nine months ended September 30, 2004, VeriSign recorded an income tax benefit of $7.4 million and income tax expense of $16.5 million, respectively. For the three and nine months ended September 30, 2003, VeriSign recorded income tax expense of $3.5 million and $9.1 million, respectively.

The tax benefit reported for the three months ended September 30, 2004 was the result of a change in the manner in which VeriSign recognizes deferred revenue for income tax purposes. The change, beginning with the 2003 tax year as a result of an election made by VeriSign pursuant to guidance issued by the Internal Revenue Service in May 2004, was adopted in the third quarter of this year. The benefit occurred from a deferred tax asset, which was fully reserved through a valuation allowance, and was reversed in this period. This income tax benefit also reduced the Company’s effective tax rate for the nine months ended September 30, 2004.

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

Note 11.	Network Solutions and International Affiliates

VeriSign retained a 15% interest in the Network Solutions domain name registrar business after the sale to Pivotal Private Equity on November 25, 2003. Through November 25, 2003, Network Solutions purchased certain products and services from the Company and these intercompany revenues were eliminated in the Company’s consolidated financial statements through that date. VeriSign recognized $10.1 million and $31.9 million in revenue from Network Solutions as a customer for the three and nine months ended September 30, 2004, respectively.

As consideration for the Company’s sale of its Network Solutions domain name registrar business on November 25, 2003, VeriSign received a $40 million senior subordinated note that bears interest at 7% per annum for the first three years and 9% per annum thereafter and matures five years from the date of closing. The principal and interest are due upon maturity. This note is subordinated to a term loan made by ABLECO Finance to the Network Solutions business in the principal amount of approximately $40 million as of the closing date. VeriSign recorded the present value of the note using a 10% market interest rate.

In addition to the above, VeriSign recognized revenues totaling $2.7 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively, and $7.5 million and $7.5 million for the nine months ended September 30, 2004 and 2003, respectively, from customers, primarily VeriSign Affiliates, in which it holds an equity investment.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Foreign Currency and Hedging Instruments

VeriSign conducts business throughout the world and transacts in multiple foreign currencies. As VeriSign continues to expand its international operations, the Company is increasingly exposed to foreign currency risks. In the fourth quarter of 2003, VeriSign initiated a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of its operations that are denominated in non-functional currencies. The primary objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and in each case these contracts are limited to a duration of less than 12 months.

At September 30, 2004, VeriSign held forward contracts in notional amounts totaling approximately $47.6 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All hedge contracts were recorded at fair market value on the balance sheet and in earnings at year end 2003 and for the first nine months of 2004. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Note 13.	Recent Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” The Task Force’s consensus was that when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. The Task Force also reached a consensus on the definition of in-substance common stock and related guidance. The consensus in EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The Company is currently reviewing its investments in affiliates and other investments, however, the adoption of EITF 02-14 is not expected to have a material effect on the Company’s financial condition or results of operations.

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

Overview

VeriSign, Inc. is a leading provider of intelligent infrastructure services that enable people and businesses to find, connect, secure, and transact across today’s complex global networks. In 2004, our business consists of two reportable segments: the Internet Services Group and the Communications Services Group. In 2003, our business consisted of three reportable segments: the Internet Services Group, the Communications Services Group and the Network Solutions domain name registrar business.

During the third quarter of 2004, we saw continued improvement in customer spending in each of our principal business segments that fueled growth in revenues and deferred revenues. IT spending in the United States, Europe and Japan, as well as e-commerce activity globally, increased during the period as compared to the second quarter of the year. Spending for our services by telecommunications customers in the United States also increased during the period as compared to the prior quarter. Jamba! A.G., our European-based provider of wireless content services to telecommunications carriers and customers that was acquired in June 2004, contributed approximately $73.6 million of revenues during the period.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 83% of the revenues during the third quarter of 2004 were derived from the sale of web certificates, payment services, managed authentication and security services and registry services. In the Communications Services Group, 83% of the revenues were derived from the sale of calling name services, billing services, SS7 connectivity, signaling services, and wireless content services by Jamba! during the same period.

During the remainder of 2004 and throughout 2005, we expect that revenues from our services will grow as the level of IT and telecommunications spending by our customers continues to expand and e-commerce activity in the United States, Europe and Japan grows. We expect revenues from the sale of wireless content services will also increase compared to third quarter levels. We anticipate that VeriSign’s overall revenues on a year-over-year basis will increase as revenue growth from our Jamba! business unit and growth in revenues in the Internet Services Group and the Communications Services Group more than offset revenues lost from the sale of our Network Solutions domain name registrar business.

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

As a result of our sale of the Network Solutions domain name registrar business revenues, costs and expenses for the three and nine months ended September 30, 2004 will not be comparable to those for the three and nine months ended September 30, 2003, as the revenues and costs and expenses of Network Solutions domain name registrar business are not included in VeriSign’s consolidated financial results in 2004.

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

We accounted for all of our acquisitions as purchase business combinations and accordingly, the total purchase prices were allocated to tangible and intangible assets and the liabilities assumed based on their respective fair values on the date of acquisition. The acquired companies’ results of operations have been included in our condensed consolidated financial statements from their respective dates of acquisition.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our condensed consolidated financial statements:

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

Internet Services

Revenues from the sale or renewal of Web site digital certificates are deferred and recognized ratably over the life of the digital certificate, generally 12 to 24 months. Revenues from the sale of managed authentication and security services are deferred and recognized ratably over the term of the license, generally 12 to 36 months. Post-contract customer support (“PCS”) is bundled with managed authentication and security services licenses and recognized over the license term.

Revenues from the licensing of digital certificate technology and business process technology are derived from arrangements involving multiple elements including PCS, training and other services. These licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up-front once all criteria for revenue recognition have been met.

We recognize revenues from issuances of digital certificates and business process licensing in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. We define each of these four criteria as follows:

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

Communications Services

Revenues from communications services are comprised of network connectivity, intelligent network services, wireless billing and customer care services, wireless content services, and clearinghouse services. Network connectivity revenues are derived from establishing and maintaining connection to our SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling service revenues are charged monthly based on the number of switches to which a customer signals. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access and caller name identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Revenues from prepaid wireless account management services and unregistered wireless roaming services are based on the revenue retained by us and recognized in the period in which such calls are processed on a per-minute or per-call basis. Revenues from wireless billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by our wireless carrier customers. Wireless content services revenues are derived by providing wireless content services including content, aggregation, formatting, mediation and billing and payment services. Revenues from wireless content services primarily represent a monthly fee for every subscriber activated by our wireless carrier customers for the content services. We also provide content services on a transaction basis and recognize revenue upon delivery.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of September 30, 2004, the allowance for doubtful accounts represented approximately 8% of total accounts receivable, or approximately $14.3 million. A change of 1% in our estimate would amount to approximately $1.8 million.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled $992.4 million at September 30, 2004, which was comprised of $725.4 million of goodwill and $267.0 million of other intangible assets. Other intangible assets include customer relationships, technology in place, carrier relationships, non-compete agreements, trade names, and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets including goodwill.

There was no impairment charge to goodwill and other intangible assets from the annual impairment test conducted in June 2004. The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the three months ended June 30, 2003.

Restructuring and Other Charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we announced plans to restructure our operations to fully rationalize, integrate and align our resources. Both plans resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. As a result of the two restructuring plans, we incurred restructuring charges amounting to approximately $7.7 million and $19.6 million during the three and nine months ended September 30, 2004. Approximately $4.8 million and $18.4 million for the three and nine months ended September 30, 2004 were related to asset impairments.

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

Employee Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of the Company by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options may be granted to eligible employees when they first join VeriSign and there is the potential for grants on an annual basis for eligible employees deemed by management to be key contributors. Additionally, stock options may be awarded if there is a significant change in an employee’s responsibilities or as a result of a promotion. The compensation committee of the Board of Directors may grant additional options to executive officers and key employees for other reasons. Currently, we grant options from three stock option plans: the 1998 Equity Incentive Plan and the 2001 Stock Incentive Plan which are broad-based plans, under which options may be granted to all employees, consultants, independent contractors and advisors of VeriSign other than non-employee directors, and the 1998 Directors Stock Plan, under which options are granted automatically under a pre-determined formula to non-employee directors. Under these plans the participants may be granted options to purchase shares of VeriSign stock and substantially all of our employees and directors participate in one of our plans. Options issued under the 1998 Equity Incentive Plan and 2001 Stock Incentive Plan generally vest as to 25% of the shares on the first anniversary of the date of grant and as to 6.25% of the shares each of the next 12 quarters. Options issued under the 1998 Directors Stock Option Plan vest as to 6.25% of the shares each quarter after the date of grant, provided the optionee continues as a director or, if VeriSign so specifies in the grant, as a consultant of VeriSign.

We recognize that stock options dilute existing stockholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Please refer to the table below for the maximum potential dilution from options granted year to date as of September 30, 2004 and for the years ended December 31, 2003 and 2002. This maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the market price of our common stock as reported on the Nasdaq National Market. At September 30, 2004, approximately 34% of our stock options had exercise prices in excess of the closing price of our common stock as reported on the Nasdaq National Market.

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

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted year to date as of September 30, 2004 and for the years ended December 31, 2003 and 2002, to our chief executive officer, the four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of 2003. These officers are referred to together as the Named Executive Officers. Please refer to the section entitled “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants year to date as of September 30, 2004 and for the years ended December 31, 2003 and 2002 are as follows:

	Nine Months Ended September 30, 2004	2003	2002
	(Shares in thousands)
Shares subject to options granted	8,076	13,199	12,850
Less options cancelled	(3,887)	(5,838)	(20,724)

Net shares subject to options granted (cancelled)	4,189	7,361	(7,874)
Common shares outstanding at beginning of period	241,979	237,510	234,358
Net options granted (cancelled) during the period as a percentage of outstanding common shares	1.7%	3.1%	(3.4)%
Options granted to Named Executive Officers during the period as a percentage of total options granted	0.0%	8.0%	14.8%
Options held by Named Executive Officers as a percentage of total options outstanding	21.1%	22.9%	25.0%

During the first nine months of 2004, we granted stock options to purchase approximately 8.1 million shares of our stock to our existing employees. After deducting 3.9 million shares for options cancelled or otherwise terminated, the net grant was 4.2 million shares for the nine months ended September 30, 2004. Option grants to Named Executive Officers vary from year to year depending on individual achievements and future potential in leading the Company. For additional information about our employee stock option plan activity for the fiscal years 2002 and 2003, please refer to Note 11 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed March 15, 2004.

General Option Information

The following table summarizes option activity year-to-date as of September 30, 2004 and for the years ended December 31, 2003 and 2002:

	Nine Months Ended September 30, 2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	31,999,664	$36.87	26,960,479	$47.41	37,340,507	$52.50
Assumed in business combinations	687,659	4.79	—	—	—	—
Granted	8,075,955	17.38	13,199,316	13.45	12,850,130	16.69
Exercised	(2,594,407)	9.95	(2,321,981)	9.05	(2,506,354)	4.30
Cancelled	(3,887,169)	47.35	(5,838,150)	43.66	(20,723,804)	42.70

Outstanding at end of period	34,281,702	32.49	31,999,664	36.87	26,960,479	47.41

Exercisable at end of period	17,943,291	46.99	18,156,403	48.05	13,874,208	52.94

Weighted-average fair value of options granted during the period		$9.35		$9.00		$11.97

The following table sets forth a comparison of the numbers of shares subject to our options whose exercise prices were below the closing price of our common stock on September 30, 2004 (“In-the-Money” options) to the numbers of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of September 30, 2004:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	7,753,913	$11.33	15,018,189	$15.00	22,772,102	$13.75
Out-of-the-Money (1)	10,189,378	74.12	1,320,222	34.48	11,509,600	69.57

Total options outstanding	17,943,291	$46.99	16,338,411	$16.57	34,281,702	$32.49

(1)	Out-of-the-Money options are those options with an exercise price at or above the closing price of our common stock of $19.88 at September 30, 2004, as reported by the Nasdaq National Market.

Executive Options

For the first nine months of 2004, no options were granted to the Named Executive Officers. The following table sets forth for each of our Named Executive Officers the shares acquired and the value realized on the exercise of stock options during the first nine months of 2004 and the number and value of exercisable and unexercisable options on September 30, 2004.

Option Exercises and Remaining Holdings as of September 30, 2004 of Named Executive Officers:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2004		Values of Unexercised In-the- Money Options at September 30, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	50,429	$794,761	3,486,697	1,510,717	$13,010,825	$5,342,275
Dana L. Evan	8,000	84,595	658,945	150,207	1,475,227	741,558
Quentin P. Gallivan	20,000	210,362	618,810	151,354	1,120,069	741,558
Vernon L. Irvin	—	—	46,875	103,125	285,469	628,031
Russell S. Lewis	—	—	334,939	164,584	656,250	743,750

(1)	Option values are based on the closing price of our common stock of $19.88 as reported by the Nasdaq National Market on September 30, 2004, net of the option exercise price.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2004.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	13,140,826		$50.31	20,835,067	(1)
Equity compensation plans not approved by stockholders	18,956,129	(2)(3)	17.27	7,799,719

Total	32,096,955		$30.80	28,634,786

(1)	Includes 6,139,707 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(3)	Does not include options to purchase an aggregate of 2,184,747 shares of common stock or a warrant to purchase 24,471 shares of common stock that were assumed in business combinations. The options and the warrant have a weighted-average exercise price of $57.38 and $25.47, respectively.

Results of Operations

We had net income for the three and nine months ended September 30, 2004 of approximately $40.4 million and $71.4 million, respectively, an increase of $71.7 million and $299.0 million compared to the same periods last year. The increase in net income was due primarily to the decrease in charges of approximately $54.9 million and $253.6 million we have incurred for the amortization and impairment of goodwill and other intangible assets related to our acquisitions and restructuring charges for the respective periods. In addition, our revenues increased by approximately $57.2 million and $7.3 million during the three and nine months ended September 30, 2004, as compared to the same periods last year.

As of September 30, 2004, we had an accumulated deficit of approximately $21.7 billion, primarily due to the amortization and impairment of goodwill and other intangible assets of approximately $22.0 billion related to our acquisitions. Amortization of other intangible assets is expected to be approximately $22.8 million for the fourth quarter of 2004, including the impact of all acquisitions through September 30, 2004, and assuming no future acquisitions or impairment charges.

Revenues

In 2004, we have two reportable segments: the Internet Services Group and the Communications Services Group. In 2003 we had three reportable segments: the Internet Services Group, the Communications Services Group and Network Solutions. As a result of our sale of the Network Solutions domain name registrar business on November 25, 2003, we will not recognize revenues from this segment in the future other than revenues that may be recognized in connection with registry or other services we may provide to Network Solutions as a customer. A comparison of revenues for the three and nine months ended September 30, 2004 and 2003 is presented below.

	2004	2003	Change
	(Dollars in thousands)
Three months ended:
Internet Services Group	$143,064	$107,882	33%
Communications Services Group	182,247	105,296	73%
Network Solutions	—	54,945	(100)%

Total revenues	$325,311	$268,123	21%

Nine months ended:
Internet Services Group	$411,962	$315,978	30%
Communications Services Group	398,507	306,946	30%
Network Solutions	—	180,256	(100)%

Total revenues	$810,469	$803,180	1%

Total revenues increased approximately $57.2 million and $7.3 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year due to increases in both our Internet Services Group and Communication Services Group, partially offset by the loss of revenues as a result of the sale of our Network Solutions domain name registrar business in November 2003.

Internet Services Group

Internet Services Group revenues increased $35.2 million and $96.0 million for the three and nine months ended, respectively, as compared to the same periods last year. Revenues from naming and directory services increased by $19.1 million and $55.3 million for the respective periods as a result of no longer eliminating the internal revenues recognized from the Network Solutions domain name registrar business along with an increase in domain names under management. In addition, our security services revenues increased by $16.1 million and $40.7 million for the respective periods as a result of our acquisition of Guardent in February 2004, coupled with a higher installed base of digital certificates and an increase in the number of active online merchants.

The following table compares active domain names ending in .com and .net managed by our Naming and Directory Services business, the approximate installed base of Web site digital certificates and the approximate number of active online merchants in our payment services business as of September 30, 2004 and 2003:

	September 30, 2004	September 30, 2003	% Change
Active domain names ending in .com and .net	36.1 million	28.7 million	26%
Installed base of Web site digital certificates	447,000	375,000	19%
Active online merchants	118,000	96,000	23%

We expect Internet Services Group revenues to grow in absolute dollars in the fourth quarter of 2004 and in 2005.

Communications Services Group

Communications Services Group revenues increased approximately $77.0 million and $91.6 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year. This increase reflects the inclusion of revenues from our acquisitions of Jamba! and VeriSign Brazil, which contributed approximately $73.6 million and $2.3 million of revenue, respectively, during the three months ended September 30, 2004, along with volume growth in our calling name services. These increases were partially offset by continued customer consolidation in our billing and payments lines of business and customers who chose to connect their networks directly instead of using our network services. We expect to see moderate volume growth in our database services throughout the remainder of 2004, offset by additional wireless billing customer consolidations and transitions. We expect Communications Services Group revenues to grow in absolute dollars and as a percentage of total revenues in the fourth quarter of 2004 and in 2005.

The following table compares the approximate number of quarterly database queries and the number of communications services customers as of September 30, 2004 and 2003:

	September 30, 2004	September 30, 2003	% Change
Quarterly database queries	12.7 billion	8.3 billion	52%
Communications services customers	1,297	1,138	14%

Network Solutions

We completed the sale of our Network Solutions domain name registrar business on November 25, 2003 and recognized no revenues from this segment in the three and nine months ended September 30, 2004, compared to revenues of $54.9 million and $180.3 million during the same periods last year. We will not recognize any revenue from the Network Solutions business in the future, other than revenues that may be recognized in the future in connection with registry or other services we may provide to Network Solutions as a customer.

International revenues

The following table compares our international revenues for the three and nine months ended September 30, 2004 and 2003:

	2004	% of Total Revenues	2003	% of Total Revenues	% Change
	(Dollars in thousands)
Three months ended:
International subsidiaries	$103,693	32%	$20,940	8%	395%
Direct international sales	4,408	1%	6,892	3%	(36)%

Total international revenues	$108,101	33%	$27,832	10%	288%

Nine months ended:
International subsidiaries	$173,611	21%	$54,265	7%	220%
Direct international sales	17,991	2%	23,216	3%	(23)%

Total international revenues	$191,602	24%	$77,481	10%	147%

The increase in international revenues was primarily due to the addition of wireless content services revenues from the acquisition of Jamba!, which closed on June 3, 2004. In addition, revenues from VeriSign Japan increased as did revenues from our European subsidiaries, which were partially offset by a decrease in revenues from our international Affiliates included in direct international sales.

We expect continued growth in international revenues in both absolute dollars and as a percent of total revenues in the fourth quarter of 2004 and in 2005.

Costs and Expenses

The following table compares total costs and expenses for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Total costs and expenses	$292,875	$297,038	(1)%
Percentage of revenues	90%	111%

Nine months ended:
Total costs and expenses	$724,617	$1,011,140	(28)%
Percentage of revenues	89%	126%

Total costs and expenses decreased approximately $4.2 million and $286.5 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year primarily due to a decrease in the charges we incurred for the amortization and impairment of goodwill and other intangible assets related to our acquisitions. Amortization and impairment of goodwill and other intangible assets related to our acquisitions decreased approximately $54.9 million and $253.6 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year. Additionally, we announced plans to restructure our business in April of 2002 and again in October of 2003. As a result of these restructuring plans, and as a result of the sale of our Network Solutions business, we experienced a significant reduction in overall costs in 2004 compared to 2003. There were no expenses for Network Solutions for the three and nine months ended September 30, 2004. Network Solutions’ total expenses accounted for approximately $29.4 million and $99.0 million for the three and nine months ended September 30, 2003, respectively. Offsetting these decreases, costs and expenses increased approximately $74.2 million and $104.1 million for the three and nine months ended September 30, 2004 as compared to the same periods last year as a result of our acquisitions of Jamba! and Guardent.

The following table shows a comparison of our employee headcount by function as of the end of each quarter presented:

	September 30, 2004	September 30, 2003	% Change
Employee headcount:
Cost of revenues	1,513	1,571	(4)%
Sales and marketing	640	675	(5)%
Research and development	405	278	46%
General and administrative	547	576	(5)%

Total	3,105	3,100	0%

Excluding the effects of any future acquisitions or dispositions, we expect our employee headcount to increase in the last quarter of 2004 and throughout 2005 across all business units and corporate services. As a result of our acquisition of Guardent, which closed on February 26, 2004, we added approximately 150 employees to our employee headcount. In addition, we added approximately 400 employees to our employee headcount as a result of our acquisition of Jamba!, of which approximately 100 employees were added during the three months ended September 30, 2004. The sale of our Network Solutions business in November 2003 resulted in a headcount reduction of 577 employees.

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

The following table shows a comparison of cost of revenues for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Cost of revenues	$121,945	$114,413	7%
Percentage of revenues	37%	43%

Nine months ended:
Cost of revenues	$315,662	$345,831	(9)%
Percentage of revenues	39%	43%

Cost of revenues increased approximately $7.5 million for the three months ended September 30, 2004 as compared to the same period last year. The acquisitions of Jamba! and Guardent accounted for approximately $24.6 million of the increase, which was partially offset by a decrease of approximately $18.4 million as a result of the sale of the Network Solutions domain name registrar business. Cost of revenues decreased approximately $30.2 million for the nine months ended September 30, 2004 as compared to the same period last year. The sale of the Network Solutions domain name registrar business accounted for $58.1 million of the decrease, which was partially offset by the acquisitions of Jamba! and Guardent of approximately $34.4 million.

As a percentage of revenues, cost of revenues decreased for the three and nine months ended September 30, 2004 compared to the same period last year primarily due to the sale of the Network Solutions business, which generally had higher costs of revenues as a percentage of revenue than our other segments.

Revenues derived from our digital certificate enrollment and issuance services, naming and directory services, payment services, and our telecommunications services each have different cost structures, and our overall cost of revenues may fluctuate. We expect cost of revenues to increase in absolute dollars and decrease modestly as a percentage of revenues in the fourth quarter of 2004 and throughout 2005.

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

The following table shows a comparison of sales and marketing expenses for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Sales and marketing	$73,216	$50,048	46%
Percentage of revenues	23%	19%

Nine months ended:
Sales and marketing	$160,233	$153,125	5%
Percentage of revenues	20%	19%

Sales and marketing expenses increased approximately $23.2 million and $7.1 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year. The acquisition of Jamba! accounted for approximately $30.6 million and $37.8 of the increase during the three and nine months ended September 30, 2004, respectively. These increases were partially offset by decreases of approximately $9.6 million and $32.2 million for the three and nine month periods, respectively, resulting from the sale of the Network Solutions domain name registrar business. Excluding Jamba! and Guardent, sales and marketing expenses for the remaining operations were relatively flat for the three and nine months ended September, 30, 2004 as compared to the same periods last year.

As a percentage of revenues, sales and marketing expenses increased for the three and nine months ended September 30, 2004 compared to the same period last year primarily due to acquisition of Jamba!, which generally had higher sales and marketing expenses as a percentage of revenue than our other segments.

We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenues in the fourth quarter of 2004 and throughout 2005 as we continue to expand into international markets as a result of our Jamba! acquisition, market new products and services, and increase our level of corporate brand advertising.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, the costs of facilities, computer and communications equipment and support services used in service and technology development.

The following table shows a comparison of research and development expenses for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Research and development	$17,697	$13,820	28%
Percentage of revenues	5%	5%

Nine months ended:
Research and development	$49,657	$40,850	22%
Percentage of revenues	6%	5%

Research and development expenses increased approximately $3.9 million and $8.8 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year. The increases were due to increased professional services costs coupled with increased employee costs related to higher research and development headcount as a result of our acquisitions of Jamba! and Guardent. For the three months ended September 30, 2004, the increases in employee costs and professional services costs were $2.5 million and $1.9 million, respectively. For the nine months ended September 30, 2004, the increases in employee costs and professional services costs were $4.3 million and $4.5 million, respectively. The sale of our Network Solutions business had no effect on our research and development expense.

We expect research and development expenses to increase in absolute dollars and to remain flat as a percentage of revenues during the fourth quarter of 2004 and throughout 2005.

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

The following table shows a comparison of general and administrative expenses for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
General and administrative	$49,488	$41,036	21%
Percentage of revenues	15%	15%

Nine months ended:
General and administrative	$123,322	$130,156	(5)%
Percentage of revenues	15%	16%

General and administrative expenses increased $8.5 million for the three months ended September 30, 2004 as compared to the same period last year. The acquisitions of Jamba! and Guardent accounted for approximately $5.3 million of the increase coupled with approximately $4.9 million in professional services costs primarily related to Sarbanes-Oxley compliance. These increases were partially offset by a decrease of approximately $1.7 million as a result of the sale of the Network Solutions domain name registrar business. General and administrative expenses decreased approximately $6.8 million for the nine months ended September 30, 2004 as compared to the same period last year. The sale of the Network Solutions domain name registrar business accounted for $9.1 million of the decrease coupled with approximately $16.2 million of decreases in rent, telephone, and business insurance costs as a result of restructuring efforts. These decreases were partially offset by increased general and administrative costs due to acquisitions of Jamba! and Guardent of $8.2 million, legal costs of $8.8 million, and professional services costs of $2.1 million.

We expect general and administrative expenses to increase in absolute dollars as a result of our acquisition of Jamba! and to decrease as a percentage of revenues during the remainder of 2004 and throughout 2005.

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

The following table shows a comparison of restructuring and other charges for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Restructuring and other charges	$7,739	$—	n/a
Percentage of revenues	2%	0%

Nine months ended:
Restructuring and other charges	$19,620	$31,416	(38)%
Percentage of revenues	2%	4%

Restructuring and other charges increased approximately $7.7 million for the three months ended September 30, 2004, as compared to the same period last year primarily as a result of asset impairments under the 2003 restructuring plan. Restructuring and other charges decreased approximately $11.8 million for the nine months ended September 30, 2004, as compared to the same period last year. This was primarily a result of a decrease of $32.1 million related to the 2002 restructuring plan partially offset by an increase of $20.3 million related to the 2003 restructuring plan. Amounts related to lease terminations due to the abandonment of excess facilities totaling approximately $27.9 million will be paid over the respective lease terms, the longest of which extends through June 2014. Other amounts will be paid by June 2005. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further information.

Amortization and impairment of goodwill and other intangible assets

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. SFAS No. 144 requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset. There was no impairment charge to goodwill and other intangible assets from the annual impairment test conducted in June 2004. The annual impairment test conducted in June 2003 resulted in an impairment charge for goodwill and other intangible assets of $123.2 million during the three months ended June 30, 2003. See Note 4 to the Notes to Condensed Consolidated Financial Statements for further information.

The following table shows a comparison of amortization and impairment of goodwill and other intangible assets for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Amortization and impairment of goodwill and other intangible assets	$22,790	$77,721	(71)%
Percentage of revenues	7%	29%

Nine months ended:
Amortization and impairment of goodwill and other intangible assets	$56,123	$309,762	(82)%
Percentage of revenues	7%	39%

Amortization and impairment of goodwill and other intangible assets decreased approximately $54.9 million and $253.6 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year primarily due to a goodwill impairment charge of $123.2 million recorded in June 2003. In addition, there was no amortization of other intangible assets for Network Solutions for the three and nine months ended September 30, 2004. Network Solutions’ amortization of other intangible assets accounted for approximately $10.1 million and $31.4 million for the three and nine months ended September 30, 2003, respectively.

Other Income (Expense), net

Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments, restricted cash, gains and losses on the sale or impairment of investments, and the net effect of foreign currency gains and losses.

The following table shows a comparison of other income (expense), net for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	% Change
	(Dollars in thousands)
Three months ended:
Other income	$586	$1,068	(45)%
Percentage of revenues	0.2%	0.4%

Nine months ended:
Other income (expense)	$2,027	$(10,510)	119%
Percentage of revenues	0.3%	(1)%

Other income (expense), net decreased approximately $0.5 million and increased approximately $12.5 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year.

For the three months ended September 30, 2004, the decrease of approximately $0.5 million compared to the same period last year is primarily due to an increase in investment impairments of $4.6 million offset by an increase in interest income and other items of $4.1 million. For the nine months ended September 30, 2004, the increase of approximately $12.5 million compared to the same period last year is primarily due to a reduction in investment impairments of $8.3 million and an increase in interest income and other items of $6.3 million offset by an increase in foreign currency transaction losses and an increase in hedging losses totaling $2.1 million.

Income Tax (Benefit) Expense

For the three months ended September 30, 2004, VeriSign recorded an income tax benefit of $7.4 million, compared to an income tax expense of $3.5 million during the same period in 2003. For the nine months ended September 30, 2004, VeriSign recorded income tax expense of $16.5 million, compared to $9.1 million during the same period in 2003. The period-to-period increase in the year-to-date results were due primarily to the generation of positive taxable income in 2004 for U.S. federal and state purposes, as compared to tax losses reported for the same period in 2003, for which the Company did not provide a tax benefit.

The tax benefit reported for the three months ended September 30, 2004 was the result of a change in the manner in which we recognize deferred revenue for income tax purposes. The change, beginning with the 2003 tax year as a result of an election made by VeriSign pursuant to guidance issued by the Internal Revenue Service in May 2004, was adopted in the third quarter of this year. The benefit occurred from a deferred tax asset, which was fully reserved through a valuation allowance, and was reversed in this period. This income tax benefit also reduced our effective tax rate for the nine months ended September 30, 2004.

Liquidity and Capital Resources

	September 30, 2004	December 31, 2003	% Change
	(Dollars in thousands)
Cash and cash equivalents	$231,447	$393,787	(41)%
Short-term investments	374,260	329,899	13%

Subtotal	$605,707	$723,686	(16)%
Restricted cash	54,847	18,371	199%

Total	$660,554	$742,057	(11)%

	Nine Months Ended September 30,		$ Change
	2004	2003
	(Dollars in thousands)
Cash flows provided by (used in)
Operating activities	$230,382	$274,681	$(44,299)
Investing activities	(391,147)	(191,057)	(200,090)
Financing activities	1,594	16,763	(15,169)
Effect of exchange rate changes	(3,169)	(1,851)	(1,318)

Net increase (decrease) in cash and cash equivalents	$(162,340)	$98,536	$(260,876)

At September 30, 2004, our principal source of liquidity was $605.7 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. We have pledged approximately $9.8 million pursuant to such agreements classified as restricted cash on the accompanying balance sheet as of September 30, 2004. In addition, we established a trust during the first quarter of 2004 in the amount of $45.0 million classified as restricted cash on our balance sheet for our director and officer liability self-insurance coverage.

Net cash provided by operating activities of approximately $230.4 million for the nine months ended September 30, 2004 consisted primarily of net income of $71.4 million adjusted for non-cash items totaling $154.9 million, including depreciation and amortization of approximately $65.1 million, and amortization and impairment of other intangible assets and goodwill of approximately $56.1 million. In addition, approximately $4.1 million was provided by net sources of working capital. Net cash provided by operating activities of approximately $274.7 for the nine months ended September 30, 2003 consisted primarily of non-cash items totaling $440.0 million, including amortization and impairment of other intangible assets and goodwill of approximately $309.8 million, and depreciation of approximately $88.2 million. In addition, approximately $62.3 million was provided by sources of working capital, which was offset by a net loss of $227.6 million.

Net cash used in investing activities in the nine months ended September 30, 2004 of approximately $391.1 million was primarily attributed to the cash portions paid (net of cash acquired) for acquisitions of Jamba!, Guardent, and Unimobile of approximately $246.4 million adjusted for merger related and other asset costs of $10.2 million. Cash proceeds received from the maturities and sales of investments of approximately $191.7 million were offset by purchases of investments of $269.3 million and the investment in capital equipment of approximately $57.0 million. Net cash used in investing activities was $191.1 million for the nine months ended September 30, 2003, primarily as a result of $298.7 million used for purchases of investments, and $67.5 million used for purchases of property and equipment, partially offset by proceeds of $181.9 million from sales and maturities of investments.

Our planned capital expenditures for 2004 are approximately $95 million, of which we have spent approximately $57 million during the nine months ended September 30, 2004, primarily for computer and communications equipment and computer software. Our most significant expenditures are focused on productivity and cost improvement initiatives and market development initiatives for the Internet Services Group and the Communications Services Group and productivity and cost improvement initiatives for corporate services.

Net cash provided by financing activities in the nine months ended September 30, 2004 and 2003 was $1.6 million and $16.8 million, respectively. In the nine months ended September 30, 2004, $39.5 million in cash was provided by the proceeds from issuance of common stock from option exercises and employee stock purchase plan purchases offset by the repurchase of $34.9 million of the Company’s common stock in the open market and $3.8 million for the repayment of debt and other long-term obligations. In the nine months ended September 30, 2003, the primary source of cash provided by financing activities of $16.8 million was from the issuance of $22.3 million in common stock resulting from stock option exercises employee stock purchase plan purchases offset by the repayment of debt of $5.5 million.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During 2001, we repurchased approximately 1,650,000 shares at an aggregate cost of approximately $70 million. During the three and six months ended June 30, 2004 and 2003, no shares were repurchased. As noted above, during the quarter ended September 30, 2004, approximately 2.1 million shares were repurchased at an aggregate cost of approximately $34.9 million. At September 30, 2004, approximately $245.6 million remained available for future repurchases under this program.

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

We made several acquisitions in the last five years and may pursue additional acquisitions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies we acquire. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

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

International revenues accounted for approximately 33% and 10% of our total revenues for the three months ended September 30, 2004 and 2003, respectively, and approximately 24% and 10% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. With our recent acquisition of Jamba!, we expect that international revenues will increase in absolute monetary terms and as a percentage of revenues. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe and Latin and South America. We have also recently acquired Jamba!, which has facilities and over 400 employees in Germany. Expansion into these markets has required and will continue to require significant management attention and resources. We may also need to tailor our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Between December 31, 1995 and September 30, 2004, we grew from 26 to approximately 3,105 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Our wireless content services business depends on its ability to enter into and maintain agreements with many different third parties including:

•	Wireless carriers and other mobile phone service providers, upon which this business is highly dependent for billing its customers; and

•	Developers, music publishers and other providers of content, upon which this business is substantially dependent for content such as ring tones and games.

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

Our customers for our wireless content services may cancel their subscriptions for our service at the end of each monthly service period and in fact, many customers each month elect to do so. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with the service, pricing pressure, competitive services or other reasons. If our customers cancel or fail to renew their subscriptions for this service, our revenue could decline and our communications services business will suffer.

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

On August 27, 2004, we filed a lawsuit against ICANN in the Superior Court of the State of California County of Los Angeles. The lawsuit alleges that ICANN overstepped its contractual authority and improperly attempted to regulate our business in violation of ICANN’s charter and its agreements with us. We cannot predict the affect this lawsuit will have on our relationship with ICANN.

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

We market many of our security services directly to large companies and government agencies and we market our communications services to large telecommunication carriers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our services can be lengthy, potentially lasting from three to nine months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, we had complaints filed against us in February 2001, September 2001 and June 2003 alleging patent infringement.

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

Principal and interest on the Network Solutions note may never be repaid.

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

Compliance with new rules and regulations concerning corporate governance is costly and could harm our business.

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. For example, Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. It has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced coverage and incur substantially higher costs to obtain the reduced level of coverage. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”), among other agencies and entities, is currently considering changes to U.S. GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options and the employee stock purchase plan under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have increased after tax charges by approximately $29.1 million and $52.8 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $109.5 million and $169.8 million for the nine months ended September 30, 2004 and 2003, respectively. In addition, new regulations adopted by the Nasdaq Stock Market requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

Interest rate sensitivity

The primary objective of our cash management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize interest rate risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, market auction securities, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2004, 43% of our cash investments mature in less than one year. If market interest rates were to increase or decrease immediately and uniformly by 10 percent from levels at September 30, 2004, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of September 30, 2004. This table does not include money market funds because those funds are not subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(In thousands)
Included in short-term investments	$73,908	$86,578	$214,194	$374,680	$365,267
Weighted-average interest rate	1.52%	1.89%	2.74%
Included in restricted cash	$—	$—	$9,847	$9,847	$9,847
Weighted-average interest rate	—	—	1.68%

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. As we continue to expand our international operations we are increasingly exposed to currency exchange rate risks. In the fourth quarter of 2003, we initiated a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and in each case these contracts are limited to a duration of less than 12 months.

At September 30, 2004, we held forward contracts in notional amounts totaling approximately $47.6 million. All hedge contracts were recorded at fair market value on the balance sheet and in earnings at year end 2003 and for the first nine months of 2004. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the three months ended September 30, 2004 VeriSign recorded impairments, net of realized gains, totaling $4.6 million and for the three months ended September 30, 2003, no investment impairments were recorded. During the nine months ended September 30, 2004 and 2003, VeriSign recorded net impairments of these investments totaling $8.2 million and $16.5 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sale or impairment of our investments.

ITEM 4.	CONTROLS AND PROCEDURES

Management of VeriSign has evaluated, under the supervision and with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer, as of September 30, 2004, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

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

As of October 25, 2004, VeriSign and NS Holding, Inc. (formerly Network Solutions, Inc.), were defendants in approximately four active lawsuits involving customer contractual disputes over domain name registrations and related services. VeriSign completed the sale of its Network Solutions registrar business to Pivotal Private Equity on November 25, 2003. VeriSign retained liabilities, if any, associated with the four lawsuits referenced above.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware. Mr. Stambler alleged that VeriSign, and RSA Security, Inc., infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler sought a judgment declaring that the defendants had infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for alleged willful infringement, and attorney fees and costs. One defendant, Omnisky, Inc., subsequently declared bankruptcy and Mr. Stambler settled the case against three other defendants: Openwave Systems, Inc., Certicom Corp. and First Data Corporation before trial. The trial began on February 24 and concluded with a jury verdict on March 7, 2003. On March 7, 2003, the jury returned a unanimous verdict for RSA Security Inc. and VeriSign and against Mr. Stambler on the four remaining patent claims in suit. The court had ruled earlier in the case on two other claims, also finding in favor of VeriSign and RSA Security, Inc. On April 17, 2003, the Court entered final judgment for defendants VeriSign and RSA Security and against Mr. Stambler on all of his claims of patent infringement. On May 16, 2003, Mr. Stambler filed alternative motions with the trial court, seeking to overturn the judgment and obtain either judgment in his favor or a new trial. The District Court has now denied Mr. Stambler’s motions. Mr. Stambler has appealed the trial court’s final judgment against him as to claim 34 of U.S. patent 5,793,302 to the U.S. Court of Appeals for the Federal Circuit. VeriSign and RSA Security have filed a contingent cross-appeal of the trial court’s summary judgment ruling on a validity issue pertaining to claim 34. While we cannot predict the outcome of this matter, we believe that Mr. Stambler’s appeal is without merit.

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

On June 30, 2003, IDN Technologies, LLC filed a complaint alleging patent infringement against VeriSign in the United States District Court for the Northern District of California asserting infringement of U.S. patent no. 6,182,148 B1. IDN Technologies filed an amended complaint on August 6, 2003, alleging infringement of the same patent but adding an additional VeriSign service. VeriSign responded by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. The complaint alleges that certain VeriSign “software” that converts domain names in non-ASCII format into ASCII format infringes IDN Technologies’ patent. The complaint requests judgment in favor of IDN Technologies, a permanent injunction from infringement, treble damages, and attorneys’ fees and costs. Discovery in the case is now proceeding and is currently scheduled to close on January 19, 2005. The parties have exchanged infringement and invalidity contentions. The Markman hearing was held on July 21, 2004. On September 24, 2004, the court ruled in favor of VeriSign on all Markman issues; dispositive motions are due in November 2004. Trial currently is scheduled for April 15, 2005. While we cannot predict the outcome of this matter, we believe the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint. On May 5, 2004, plaintiffs filed a second amended complaint that is substantially identical to the amended consolidated complaint except that it purports to add a claim under Sections 11 and 15 of the Securities Act of 1933 on behalf of a subclass of persons who acquired shares of VeriSign pursuant to the registration statement and prospectus filed October 10, 2001 and amended October 26, 2001 for the acquisition of Illuminet Holdings, Inc. by VeriSign.

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

VeriSign was named as a defendant in four lawsuits filed since September 18, 2003, relating to VeriSign’s Site Finder service. Two of these lawsuits were brought by alleged competitors of VeriSign. The remaining suits, one class action suit and one representative suit, were filed on behalf of consumers and commercial Internet users. VeriSign filed motions to dismiss both of the alleged competitor lawsuits. In one of those competitor lawsuits, the plaintiff did not oppose VeriSign’s motion to dismiss the original complaint and subsequently filed an amended complaint, which VeriSign also moved to dismiss. The courts have recently ruled on VeriSign’s motions in these two competitor cases by granting the motions in part and denying them in part. VeriSign has answered the complaint in both of these cases denying any liability. In response to VeriSign’s motion to dismiss the amended complaint filed in the class action suit, the plaintiffs voluntarily dismissed the suit without prejudice to refiling, and that dismissal has been entered by the court. In the representative suit, VeriSign filed a motion to dismiss. In response, the plaintiff voluntarily dismissed the suit without prejudice to refiling. While we cannot predict the outcome of the two pending cases, we believe the allegations are without merit.

On August 27, 2004, we filed a lawsuit against ICANN in the Superior Court of the State of California Los Angeles County. The lawsuit alleges that ICANN overstepped its contractual authority and improperly attempted to regulate our business in violation of ICANN’s charter and its agreements with us. We cannot predict the affect this lawsuit will have on our relationship with ICANN.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, AND USE OF PROCEEDS

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2004	—	—	—	$280.5 million
August 1 - 31, 2004	1,545,394	$16.91	1,545,394	254.4 million
September 1 - 30, 2004	511,505	17.10	511,505	245.6 million

Total	2,056,899	$16.96	2,056,899

On April 26, 2001, VeriSign announced that the Board of Directors authorized the repurchase of up to $350 million of the Company’s common stock for cash in open market, negotiated or block transactions.

ITEM 6.	EXHIBITS.

Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith

31.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(a).	X

31.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

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

VERISIGN, INC.

Date: November 8, 2004	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2004	By:	/s/ DANA L. EVAN
Dana L. Evan Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

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