Form 10-K
period 2004-12-31
VERISIGN INC/CA
filed 2005-03-16
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-23593

VERISIGN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3221585 (I.R.S. Employer Identification No.)

487 E. Middlefield Road, Mountain View, CA (Address of principal executive offices)	94043 (Zip Code)

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2004, was approximately $4,248,895,367 based upon the last sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G’s filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 28, 2005: 254,409,722 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Overview

VeriSign, Inc. is a leading provider of intelligent infrastructure services that enable people and businesses to find, connect, secure, and transact across complex global networks. Through our Internet Services Group and Communications Services Group, we offer a variety of internet and communications-related services, including internet security services, naming and directory services, network connectivity and interoperability services, intelligent database services, mobile content and application services, clearing and settlement services, and billing and payment services. We market our products and services through our direct sales force, telesales operations, member organizations in our global affiliate network, value-added resellers, service providers, and our Web sites.

We are currently organized into two service-based lines of business: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Security Services business and the Naming and Directory Services business. The Security Services business provides products and services that enable enterprises and organizations to establish and deliver secure Internet-based services to customers and business partners, and the Naming and Directory Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs. The Communications Services Group provides network connectivity and interoperability services, Signaling System 7, or SS7, network services, intelligent database services, mobile content and application services, and clearing and settlement services to telecommunications carriers and other users.

VeriSign was incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 487 E. Middlefield Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500 and our common stock is traded on the NASDAQ National Market under the ticker symbol VRSN. VeriSign’s primary Web site is www.verisign.com. The information on our Web sites is not a part of this annual report. VeriSign, the VeriSign logo, Jamba!, Jamster!, Thawte and certain other product names are trademarks or registered trademarks of VeriSign, Inc., and/or its subsidiaries in the United States and other countries. Other names used in this report may be trademarks of their respective owners.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, through our Web site at www.verisign.com as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission.

Internet Services Group

The Internet Services Group consists of the Security Services business and Naming and Directory Services business. The Security Services business provides products and services to enterprises and organizations that want to establish and deliver secure Internet-based services for their customers and business partners. The following types of services are included in the Security Services business: network security services, including our managed security and global security consulting services, authentication services, including our public key infrastructure (“PKI”) and unified authentication services, commerce security services, including our commerce site, and secure payments services, and digital brand management services. The Naming and Directory Services business provides registry services as the exclusive registry of domain names in the .com and .net gTLDs and certain ccTLDs, as well as providing other value added services, including services for radio frequency identification (“RFID”).

Security Services

Network Security Services

Our network security services include managed security services and global security consulting services for enterprises.

Managed Security Services (“MSS”).    Our MSS services enable enterprises to effectively monitor and manage their network security infrastructure on a 24x7 basis while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. Our MSS services include:

•	Managed Firewall Service. Our Managed Firewall Service provides enterprises with management and monitoring of firewalls. Our security engineers and program managers stage the firewall devices and test them prior to deployment; once deployed, devices are monitored 24x7. Ongoing device management services include refinement of security policies, software patches and upgrades, and quarterly security consultations.

•	Managed Intrusion Detection Service. Our Managed Intrusion Detection Service provides management and monitoring of intrusion detection sensors, designed to identify and counter malicious security events or potential attacks against an organization’s network.

•	Managed Virtual Private Network (“VPN”) Service. Our Managed VPN Service delivers encrypted site-to-site and remote access IPsec-compliant tunnel solutions for Internet-based network computing environments.

•	Managed Vulnerability Protection Service. Our Managed Vulnerability Protection Service provides customized protection against exploitable vulnerabilities by providing up-front risk assessment and recurring vulnerability scanning, vulnerability testing and penetration testing.

•	Email Security and Anti-Phishing Services. Using our Email Security Service, an enterprise’s in-bound email is redirected to VeriSign’s security infrastructure and checked for spam and malicious code such as viruses and worms. Legitimate mail is passed through to employees while suspicious emails are quarantined. Periodic digests of quarantined emails are sent to employees to review and accept or reject as appropriate. Our Anti-Phishing Solution provides enterprises effective strategies for mitigating and eliminating “phishing” attempts by providing services for the prevention, detection, and response to, and recovery from, phishing attacks.

Global Security Consulting Services.    Our Global Security Consulting Services help enterprises assess, design, and deploy cost-effective and scalable network security solutions. Our consulting services are also available to help enterprises integrate our PKI services with existing applications and databases and advise on policies and procedures related to the management and deployment of digital certificates.

Authentication Services.    Our Authentication Services include our Managed PKI Services, Managed PKI Fast Track Services and Unified Authentication that can be tailored to meet the specific needs of enterprises that wish to issue digital certificates to employees, customers or trading partners.

•	Managed PKI Services. The Managed PKI Service is a managed service that allows an organization to use our trusted data processing infrastructure to develop and deploy customized digital certificate services for its user communities. The Managed PKI Service can be used by our customers to provide digital certificates for a variety of applications, such as: controlling access to sensitive data and account information, enabling digitally-signed email, encryption of email, or Secure Socket Layer (“SSL”) sessions. The Managed PKI Service can help customers create an online electronic trading community, manage supply chain interaction, facilitate and protect online credit card transactions or enable access to virtual private networks.

•	Managed PKI Fast Track Services. Managed PKI Fast Track is a set of software modules that enable enterprises to quickly build digital certificate-based security into their transaction and communication applications. Managed PKI Fast Track Services complement our Managed PKI Service and are designed to incorporate digital certificates into existing applications such as email, browser, directory and virtual private network devices as well as other devices.

•	Unified Authentication Services. Unified Authentication provides a single, integrated platform for provisioning and managing all types of strong, two-factor authentication credentials used to validate users, devices or applications for a variety of purposes, such as remote access, windows logon, and Wi-Fi access. Unified Authentication supports strong authentication using smart cards, device-generated one-time passwords and digital certificates, as well as PKI-based encryption, digital signing and non-repudiation. Unified Authentication can be run at the enterprise or through VeriSign’s infrastructure.

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

VeriSign Affiliates typically enter into a multi-year technology licensing agreement with us whereby we receive up-front licensing fees for the Service Center or Processing Center technology, as well as ongoing royalties from each digital certificate or the Managed PKI Service sold by the VeriSign Affiliate.

Commerce Security Services

Our commerce security services include our commerce site services and secure payments services.

Commerce Site Services.    Commerce site services include our server digital certificate services and content signing digital certificate services. Server certificate services enable Internet merchants to implement and operate secure Web sites that utilize SSL protocol. These services provide Internet merchants with the means to identify themselves to consumers and to encrypt communications between consumers and their Web site. Our content signing digital certificate services provide software developers the means to identify themselves and the validity of their software to the consumers and relying software applications.

We currently offer the following Web server digital certificate services and content signing digital certificate services. Each is differentiated by the target application of the server that hosts the digital certificate.

•	Secure Site and Secure Site Pro. Secure Site is our standard service offering that enables 40-bit SSL encryption when communicating with export-version Netscape® and Microsoft® Internet Explorer browsers and 128-bit SSL encryption when communicating with domestic-version Microsoft and Netscape browsers. We also offer an upgraded version of this service, called Secure Site Pro, which enables 128-bit SSL encryption with both domestic and export versions of Microsoft and Netscape browsers. Secure Site Pro also includes a third party site availability monitoring evaluation, a network security monitoring trial, a site performance monitoring evaluation, and additional warranty protection.

•	Commerce Site and Commerce Site Pro. Our Commerce Site and Commerce Site Pro offerings combine the features and functionality of our Secure Site offerings with our secure payment services offerings, providing existing sites that want to offer e-commerce solutions with a suite of services to secure and process online payments.

•	Content Signing Certificates. We offer several code signing certificates based on the platform for which customers wish to sign the code. Platforms include Microsoft Authenticode, Microsoft Office and VBA, Symbian, Sun Java, Netscape, Microsoft Smartphone, Macromedia Shockwave and Marimba Castanet. Microsoft Authenticode certificates are also used to authenticate developers for various Microsoft logo programs.

•	Thawte Branded Digital Certificates. We offer SSL and Code Signing security services under the Thawte brand. These services use the same underlying infrastructure, and are targeted at small business and independent software developers.

Secure Payments Services.    Using our payment gateway, Internet merchants are able to securely authorize and settle a variety of payment types, including credit, debit and purchase cards, electronic checks, and automated clearing house transactions over the Internet.

Digital Brand Management Services

We offer a range of services that we refer to as Digital Brand Management Services to help legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity. These services include domain name registration services for both gTLDs such as .com and ccTLDs, such as .de and .jp, and our brand monitoring services.

Naming and Directory Services

VeriSign’s Naming and Directory Services business includes our domain name registry services for the .com and .net gTLDs and certain ccTLDs, managed domain name services and services for RFIDs.

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

RFID Services.    An electronic product code (“EPC”) is a unique number that corresponds with an individual product (or container of products). RFID tags are small chips with antennas that contain an EPC. The EPCglobal Network is a concept that if proven will enable users to find and share information about products in the supply chain using the Internet infrastructure. For example, by using an EPC in conjunction with the EPCglobal Network, a manufacturer or retailer would be able to look up detailed information about a product or package, such as its manufacture date, location and expiration date. We have been selected by EPCglobal, a not-for-profit joint-venture formed by The Uniform Code Council, Inc. and EAN International to operate the authoritative root directory for the EPCglobal Network, i.e., the authoritative directory of information sources that are available to describe products assigned EPCs. Additionally, we offer managed services that are designed to work in conjunction with RFID technology and the EPC root directory to facilitate the secure sharing of product data across diverse supply chains.

Communications Services Group

The Communications Services Group provides managed communications services to fixed line, broadband, mobile operators and enterprise customers. Our managed communications service offerings include network connectivity and interoperability services, intelligent database services, mobile content and application services, clearing and settlement services, and billing and payment services.

Network Connectivity and Interoperability Services

Through our network connectivity and interoperability services, we provide connections and services that signal and route information within and between telecommunication carrier networks.

SS7 Connectivity and Signaling Services.    Our Signaling System 7, or SS7, network, is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, local number portability, toll-free number database access and caller identification. Our SS7 trunk signaling service reduces post-dial delay, allowing call connection almost as soon as dialing is completed which enables telecommunications carriers to deploy a full range of intelligent database services more quickly and cost effectively. By using our trunk-signaling service, carriers simplify SS7 link provisioning, and reach local exchange carriers and wireless carriers’ networks through our direct access to hundreds of carriers.

Wireless Roaming Services.    We offer wireless carriers seamless roaming services using the ANSI-41 and GSM signaling protocol that allow carriers to provide support for roamers visiting their service area, and for their customers when they roam outside their service area. This service also allows number validation inside and outside carriers’ service areas by accessing our SS7 network. Our Interstandard Roaming service manages signaling conversion across protocols to provide activation processing, international customer care, end-user billing, and fraud protection, while our Wireless Data Roaming service enables carriers to offer wireless data roaming to their subscribers over Wi-Fi, CDMA2000 and GSM/GPRS networks.

Voice Over Internet Protocol (VoIP) Services.    Our Wireless IP Connect service is a managed service that allows wireless operators to provide full VoIP-to-wireless roaming to their subscribers, while our IP Connect Suite allows VoIP providers, cable operators and MSOs to extend VoIP services across multiple access methods to enterprise customers. VeriSign SIP-7 Service integrates SIP (Session Initiation Protocol)-based VoIP platforms with the existing SS7 network, allowing seamless interconnection between IP networks and the Public Switch Telephone Network (“PSTN”).

Communications Assistance for Law Enforcement Act (“CALEA”).    Our NetDiscovery services enable telecommunications carriers to meet the requirements of CALEA through provisioning, access and delivery of call information from carriers to law enforcement agencies.

Intelligent Database Services

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

Mobile Content and Application Services

Our Mobile Content services enable wireless carriers and service providers to deliver new services such as ringtones, graphics, games, applications and other digital content, to their customers. Our application services enable providers to deliver content through customized, branded content acquisition portals. We manage content aggregation, formatting, mediation, digital rights management and delivery through these services. In June 2004, VeriSign acquired Jamba!, the leading European mobile content mediation company. We have a library of over

200,000 items, including ringtones, graphics, games and applications that we offer in the U.S., U.K., and Australia under our Jamster! brand, in the U.K. under our Ringtoneking brand, and in Europe under our Jamba! brand.

Our Inter-Carrier Messaging services allow wireless subscribers to send text and multi-media messages between different service providers and devices. Multi-Media Messaging service allows subscribers to send pictures, audio and video between different service providers and devices and is provided on a service bureau basis that connects to wireless service providers’ multimedia messaging centers and routes multimedia messaging service (“MMS”) messages between service providers. Through our MetcalfTM Global Messaging services, we enable wireless carriers to offer messaging services between carrier systems and devices, and across disparate networks and technologies so that customers can exchange messages outside the carrier’s network.

Clearing and Settlement Services

Wireline Clearinghouse Services.    Through our toll clearinghouse services, we serve as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another.

Wireless Clearinghouse Services.    Our settlement and exchange services enable wireless carriers to settle telephone traffic charges with their roaming partners in North America and portions of Latin and South America. We also provide wireless carriers with fraud management, SS7 monitoring, and other services.

Billing and Payment Services

The Communications Services Group also offers advanced billing, payment and customer care services to fixed line and mobile operators carriers. Through our speedSUITETM and SmartPay services, we provide wireless carriers with an end-to-end customer relationship management system that supports advance pay, prepaid and post-paid wireless services. Carriers have access to a real-time account management platform, administered via a Web interface, designed to make prepaid wireless plans flexible and convenient.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Mountain View, California; Dulles, Virginia; Lacey, Washington; Providence, Rhode Island; Overland Park, Kansas; Melbourne, Australia; and Kawasaki, Japan. Most of these secure data centers operate on a 24-hour a day, 7 days per week, 365 days a year basis, supporting our business units and services. Key features of our operations infrastructure include:

•	Distributed Servers. We deploy a large number of high-speed servers to support capacity and availability demands that in conjunction with our proprietary software offers automatic failover, global and local load balancing and threshold monitoring on critical servers.

•	Advanced Telecommunications. We deploy and maintain redundant telecommunications and routing hardware and maintain high-speed connections to multiple Internet service providers (“ISPs”) to ensure that our mission critical services are readily accessible to customers at all times.

•	Network Security. We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between software modules that are designed to prevent most known forms of electronic attacks. In addition, we employ firewalls and intrusion detection software, and contract with security consultants who perform periodic attacks to test our systems and security risk assessments.

As part of our operations infrastructure for our domain name registry services, we operate all thirteen domain name servers that answer domain name lookups for the .com and .net zones. We also operate two of the thirteen root zone servers, including the “A” root, which is considered to be the authoritative root zone server of the Internet’s domain name system (“DNS”). The domain name servers provide the associated name server and IP address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an average of over 12 billion responses per day during 2004. These name servers are located around the world, providing local domain name service throughout North America, Europe, and Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

To provide our communications services, we operate a SS7 network composed of specialized switches, computers and databases strategically located across the United States. These elements interconnect our customers and U.S. telecommunications carriers through leased lines. Our network currently consists of 15 mated pairs of SS7 signal transfer points that are specialized switches that manage SS7 signaling, and into which our customers connect. We own ten pairs and lease capacity on six pairs of SS7 signal transfer points from regional providers. Our SS7 network control, located in Overland Park, Kansas, is staffed 24 hours a day, 7 days per week, 365 days a year. As part of our operations infrastructure for network services, we also have several SS7 network signal transfer point sites. These sites are maintained at 14 locations throughout the United States.

Call Centers and Help Desk.    We provide customer support services through our phone-based call centers, email help desks and Web-based self-help systems. Our California call center is staffed from 5 a.m. to 6 p.m. Pacific Time and employs an automated call directory system to support our Security Services business. Our Virginia call center is staffed 24 hours a day, 7 days per week, 365 days a year to support our Naming and Directory Services. All call centers have a staff of trained customer support agents and provide Web-based support services that are available on a 24-hour a day, 7 days per week, 365 days a year basis, utilizing customized automatic response systems to provide self-help recommendations.

Operations Support and Monitoring.    We have an extensive monitoring capability that enables us to track the status and performance of our critical database systems at sixty-second intervals, and our global resolution systems at four-second intervals. Our distributed Network Operations Centers are staffed 24 hours a day, 7 days per week, 365 days a year.

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

Marketing, Sales and Distribution

We market our services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, direct marketing through all media, mass merchandisers, value-added resellers, systems integrators and VeriSign Affiliates. We intend to increase our direct sales force in the Internet Services Group and the Communications Services Group both in the United States and abroad, and to expand our other distribution channels in both businesses.

Our direct sales and marketing organization at December 31, 2004 consisted of 708 individuals, including managers, sales representatives, marketing, technical and customer support personnel. We have field sales offices throughout the world.

Research and Development

As of December 31, 2004, we had 430 employees dedicated to research and development. Research and development expenses were $67.3 million in 2004, $55.8 million in 2003, and $48.4 million in 2002. We believe that timely development of new and enhanced Internet security, e-commerce, naming and directory, and communications services and technologies are necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and to make additional investments in research and development.

Our future success will depend in large part on our ability to continue to maintain and enhance our current technologies and services. In the past, we have developed our services both independently and through efforts with leading application developers and major customers. We have also, in certain circumstances, acquired or licensed technology from third parties. Although we will continue to work closely with developers and major customers in our development efforts, we expect that most of the future enhancements to existing services and new services will be developed internally or acquired through business acquisitions.

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

Competition

Competition in Security Services.    Our security services are targeted at the rapidly evolving market for Internet security services, including network security, authentication, validation and secure payment services, which enable secure electronic commerce and communications over wireline and wireless IP networks. The market for security services is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Geo Trust and Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority, or CA, related services; and (3) companies focused on providing a bundled offering of products and services such as BeTrusted. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their Web sites could also promote our competitors or charge us substantial fees for promotions in the future.

We face competition in our payment services business from companies such as CyberSource, Authorize.Net (a division of Lightbridge) and First Data Corporation, among others.

Competition in Managed Security Services.    Consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture, formerly Andersen Consulting, IBM Global Services and Lucent NetCare. We also compete with security product companies that offer managed security services in addition to other security services, such as Symantec and ISS, as well as a number of providers such as Ubizen and RedSiren that offer managed security services exclusively. Telecommunications providers, such as MCI which recently acquired NetSec, a provider of managed security services, are also potential competitors. In addition, we compete with some companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally developed systems integration efforts.

Competition in Communications Services.    The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Incumbent carriers provide competing services in their regions. In addition, we face direct competition on a nationwide basis from unregulated companies, including Syniverse Technologies and other carriers such as Southern New England Telephone Diversified Group, a unit of SBC Communications. Our wireless billing and payment services also are subject to competition from providers such as Boston Communications Group, Amdocs, and Convergys Corporation. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are or may in the future be focusing significant resources on developing and marketing products and services that may compete directly with ours. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers such as VeriSign and further increase competitive pricing pressures.

Competition in Mobile Content Services.    The market for mobile content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Wisdom Entertainment, Arvato mobile, Monstermob and Buongiorno/Vitaminic. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft. As the market for wireless entertainment and information products matures, mobile phone companies, broadcasters, music publishers, other content providers or others may begin to develop competing products or services.

Competition in Registry Services.    There are several registry service providers for new gTLDs that directly compete with the services we provide for the .com and .net gTLDs, as well as with the ccTLDs offered by us. The gTLDs .biz and .info were launched in 2001 and the gTLDs .name, .pro, .aero, .museum and .coop were launched in 2002 and 2003. Domain names registrations and other services within these gTLDs are available through ICANN accredited registrars. In addition, we currently face competition from the over 240 ccTLD registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel, Affilias, Register.com and Tucows.com.

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

Our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option. The term of the .net registry agreement extends until June 30, 2005. Currently, the .net registry services are in a competitive bidding process by ICANN. We submitted a bid along with four other bidders. The selection of the next .net registry operator is scheduled to be made in late March 2005. The .org registry agreement terminated on December 31, 2002, and the .org registry services were transitioned to a new registry operator selected by ICANN during 2003.

The descriptions of these agreements are qualified in their entirety by the text of the complete agreements that are filed as exhibits to the periodic reports indicated in the index to the exhibits contained in Part IV of this Annual Report on Form 10-K.

Security Services.    Some of our security services utilize and incorporate encryption technology. Exports of software products utilizing encryption technology are generally restricted by the United States and various non-United States governments. We have obtained approval to export many of the security services we provide to customers globally under applicable United States export law, including our server digital certificate services. As the list of products and countries for which export approval is expanded or changed, government restrictions on the export of software products utilizing encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals, we may not be able to sell some of our security services in international markets.

There are currently no federal laws or regulations that specifically control certification authorities, but a limited number of states have enacted legislation or regulations with respect to certification authorities. If we do not comply with these state laws and regulations, we will lose the statutory benefits and protections that would be otherwise afforded to us. Moreover, if our market for digital certificates grows, the United States federal, state, or foreign governments may choose to enact further regulations governing certification authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could have a material, adverse impact on our business.

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

Intellectual Property

We rely primarily on a combination of copyrights, trademarks, service marks, patents, restrictions on disclosure and other methods to protect our intellectual property. We also enter into confidentiality and/or invention assignment agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also generally control access to and distribution of proprietary documentation and other confidential information.

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

With regard to our secure payments business, we rely on proprietary software and technology covering many aspects of e-commerce transactions such as electronic funds transfers and multi-currency transactions. In addition, we have strategic relationships with third parties involved in e-commerce transactions, such as issuing banks and financial processors, and those agreements provide us with intellectual property rights with respect to performing those services.

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

With regard to our Communications Services Group, we offer a wide variety of services, including network connectivity and interoperability, intelligent database, mobile content and applications, and clearing and settlement services, each of which are protected by trade secret, patents and/or patent applications. We have also entered into agreements with third-party providers and licensors, including third party providers of content such as music, games and logos.

Employees

The following table shows a comparison of our employee headcount by function:

December 31, 2004
Employee headcount:
Cost of revenues	1,500
Sales and marketing	708
Research and development	430
General and administrative	568

Total	3,206

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

Segment Information

During 2004, we operated our business in two reportable segments: the Internet Services Group and the Communications Services Group. During 2003, we operated our business in three reportable segments: the Internet Services Group and the Communications Services Group, both of which are described above, and the Network Solutions business segment, through which we provided domain name registration, and value added services such as business email, websites, hosting and other web presence services. Effective November 25, 2003, when we completed the sale of our Network Solutions business to Pivotal Private Equity, we realigned our operations into two service-based business segments consisting of the Internet Services Group and the Communications Services Group. Prior to 2003, we operated our business in two reportable segments: the Enterprise and Service Provider Division and the Mass Markets Division. Segment information based on our current organizational structures is set forth in Note 16 of Notes to Consolidated Financial Statements referred to in Item 8 below.

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

Our operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security and communications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our registry services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our security services and communications services (including our mobile content services), both in the U.S. and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations, products, services and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of communications services, including our mobile content services;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the impact of price changes in our communications services, security services and payment services or our competitors’ products and services;

•	the impact of Statement of Financial Accounting Standards No. 123R that will require us to record a charge to earnings for employee stock option grants; and

•	general economic and market conditions as well as economic and market conditions specific to the telecommunications and Internet industries.

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

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not continue to improve, or if they deteriorate, we may experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

Our limited operating history under our current business structure may result in significant fluctuations of our financial results.

We completed several acquisitions between 2000 and 2003, including our acquisitions of Network Solutions, Illuminet Holdings and H.O. Systems. In February 2004 and June 2004, respectively, we completed our acquisitions of Guardent, Inc. and Jamba!. In November 2003, we sold our Network Solutions domain name registrar business. Network Solutions, Illuminet Holdings, H.O. Systems and Jamba! operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the successful integration of acquired companies;

•	the use of the Internet and other Internet Protocol, or IP, networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in wireless networks and communications;

•	growth in demand for our services;

•	the continued evolution of electronic and mobile commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a new product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the success in marketing and overall demand for our mobile content services to consumers and businesses;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

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

•	the potential disruption of our ongoing business;

•	the potential impairment of relationships with our employees, customers and strategic partners;

•	the need to manage more geographically-dispersed operations, such as our offices in the states of Kansas, Illinois, Massachusetts, Pennsylvania, Texas, Virginia, and Washington, and in Australia, Europe, India, Japan, South Africa and South America;

•	greater than expected costs, unknown liabilities and the diversion of management’s resources from other business concerns involved in identifying, completing and integrating acquisitions;

•	the inability to retain the key employees of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	our inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential incompatibility of business cultures;

•	additional regulatory requirements;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience, as is the case with our recent acquisition of Jamba!;

•	the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

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

International revenues accounted for approximately 28% of our total revenues for the year ended December 31, 2004. As a result of our acquisition of Jamba!, we expect that international revenues will increase in absolute monetary terms and as a percentage of revenues. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, India, Latin America and South America. With our Jamba! acquisition, we have facilities and nearly 500 employees in Germany. Expansion into these international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as all of our international revenues from VeriSign Japan, K.K. and VeriSign Australia Limited and our wholly-owned subsidiaries in South Africa and Europe, including Germany, are not denominated in U.S. Dollars;

•	potential problems associated with adapting our mobile content services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our mobile content services;

•	difficulty of authenticating customer information for digital certificates, payment services and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting American interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and December 31, 2004, we grew from 26 to approximately 3,200 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

Competition in Security Services.    Our security services are targeted at the rapidly evolving market for Internet security services, including network security, authentication, validation and secure payment services, which enable secure electronic commerce and communications over wireline and wireless IP networks. The market for security services is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security, Inc. (“RSA”) and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Geo Trust and Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority, or CA, related services; and (3) companies focused on providing a bundled offering of products and services such as BeTrusted. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

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

Competition in Managed Security Services.    Consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture, formerly Andersen Consulting, IBM Global Services and Lucent NetCare. We also compete with security product companies that offer managed security services in addition to other security services, such as Symantec and ISS, as well as a number of providers such as Ubizen and RedSiren that offer managed security services exclusively. Telecommunications providers, such as MCI which recently acquired NetSec, a provider of managed security services, are also potential competitors. In addition, we compete with some companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally developed systems integration efforts.

Competition in Communications Services.    The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Incumbent carriers provide competing services in their regions. In addition, we face direct competition on a nationwide basis from unregulated companies, including Syniverse Technologies and other carriers such as Southern New England Telephone Diversified Group, a unit of SBC Communications. Our wireless billing and payment services also are subject to competition from providers such as Boston Communications Group, Amdocs, and Convergys Corporation. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are or may in the future be focusing significant resources on developing and marketing products and services that may compete directly with ours. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers such as VeriSign and further increase competitive pricing pressures.

Competition in Mobile Content Services.    The market for mobile content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Wisdom Entertainment, Arvato mobile, Monstermob and Buongiorno/Vitaminic. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft. As the market for wireless entertainment and information products matures, mobile phone companies, broadcasters, music publishers, other content providers or others may begin to develop competing products or services.

Competition in Registry Services.    ICANN has introduced several registry service providers for new gTLDs that directly compete with the services we provide for the .com and .net gTLDs, as well as with the

ccTLDs offered by us. The gTLDs .biz and .info were launched in 2001 and the gTLDs .name, .pro, .aero, .museum and .coop were launched in 2002 and 2003. Domain names registrations and other services within these gTLDs are available through ICANN accredited registrars. In addition, we currently face competition from the over 240 ccTLD registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel, Affilias, Register.com and Tucows.com.

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

Our future growth in our communications services business depends, in part, on the commercial success and reliability of our SS7 network. Our SS7 network is a vital component of our intelligent network services, which had been a significant source of revenues for our Communications Services Group. Our communications services business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network. In the future, we may not be successful in marketing our SS7 network or any new or enhanced services.

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

Our failure to achieve or sustain market acceptance of our communications services at desired pricing levels and industry consolidation could adversely impact our revenues and cash flow.

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our communications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our Communications Services Group. Consolidation in the telecommunications industry has led to the merging of many companies, including Price Communications, a customer of our Communications Services Group, and there have been recent announcements of proposed mergers involving other of our customers, including AT&T Wireless, MCI and Nextel. Our business could be harmed if these mergers result in the loss of customers by our Communications Services Group. Furthermore, customers may choose to deploy internally developed communications technologies and services thereby reducing the demand for technologies and services we offer which could harm our business.

Our mobile content services business depends on agreements with many different third parties, including wireless carriers, and content providers. If these agreements are terminated or not renewed, this business could be harmed.

Our mobile content services business depends on our ability to enter into and maintain agreements with many different third parties including:

•	Wireless carriers and other mobile phone service providers, upon which this business is highly dependent for billing its customers; and

•	Developers, music publishers and other providers of content, upon which this business is substantially dependent for content such as ring tones and games.

These agreements are typically for a short term, or are otherwise terminable upon short notice, and in the case of agreements with carriers, other mobile phone service providers and content developers, are non-exclusive. If these third parties reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, the results of operations of our Communications Services Group could be materially harmed. For example, because we depend on wireless carriers to bill customers for our services, a loss of any of these relationships could prevent us from billing and receiving revenues from customers. This business could also be harmed if we are unable to enter into additional agreements with third parties on commercially reasonable terms.

Our mobile content services business is dependent on third parties offering attractive content and technology on acceptable terms.

Only some of our mobile content services are developed internally. We also receive content, such as ring tones, games and logos from third parties. If the market for mobile entertainment and information continues to develop positively, content providers might try to raise their prices. Some providers insist on charging fixed fees for their content regardless of revenues, so if we fail to achieve anticipated revenues, we would achieve lower margins for our mobile content services. There is no assurance that we will be able to timely purchase content having the requisite quality in the future and on commercially reasonable terms. Should we be unable to acquire attractive content from third parties and on acceptable terms, this could adversely affect our mobile content services business.

Our customer subscription agreements for our mobile content services are typically cancelable and our business could be harmed if significant numbers of customers cancel or fail to renew.

Our mobile content services are typically sold as fixed monthly subscriptions. Our customers for these services may cancel their subscriptions for our service at the end of each monthly service period and in fact, many customers each month elect to do so. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with the service, pricing pressure, changes in preferences and trends, competitive services or other reasons. If our customers cancel or fail to renew their subscriptions for this service, our revenue could decline and our mobile content services business will suffer.

Our business depends on the continued growth of the Internet and adoption and continued use of IP networks.

Our future success depends, in part, on continued growth in the use of the Internet and IP networks. If the use of and interest in the Internet and IP networks does not grow, our business would be harmed. To date, many businesses and consumers have been deterred from utilizing the Internet and IP networks for a number of reasons, including, but not limited to:

•	potentially inadequate development of network infrastructure;

•	security concerns, particularly for online payments, including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

•	privacy concerns, including the potential for third parties to obtain personally identifiable information about users or to disclose or sell data without notice to or the consent of such users;

•	other security concerns such as attacks on popular Web sites by “hackers”;

•	inconsistent quality of service;

•	inability to integrate business applications on IP networks;

•	the need to operate with multiple and frequently incompatible products;

•	limited bandwidth access; and

•	government regulation.

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

Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could suffer.

We target our security services at the market for trusted and secure electronic commerce and communications over IP and other networks. As a result of our acquisition of Jamba!, our Communications Services Group is also targeting the consumer market for mobile content services. Our Naming and Directory Services business unit is developing managed services designed to work with the EPCglobal Network and radio frequency identification, or RFID, technology. These are rapidly evolving markets that may not continue to grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services is very uncertain. The factors that may affect the level of market acceptance and, consequently, our services include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile handsets;

•	the introduction and acceptance of RFID technology and the EPCglobal Network;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting electronic commerce and communications over IP networks.

If the market for electronic commerce and communications over IP and other networks does not grow or these services are not widely accepted in the market, our business would be materially harmed.

Our inability to react to changes in our industry and successfully introduce new products and services could harm our business.

The emerging nature of the Internet, mobile content, digital certificate, domain name registration and payment services markets, and their rapid evolution, require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In particular, the market for entertainment and information is characterized by changing technology, developing industry standards, changing customer preferences and trends (which also vary from country to country), and the constant introduction of new products and services. In order to remain competitive, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences. When entertainment products are placed on the market, it is difficult to predict whether they will become popular.

The communications network services industry is also characterized by rapid technological change and frequent new product and service announcements. Significant technological changes could make our technologies obsolete and other changes in our markets, particularly mobile content, could result in some of our other products and services losing market share. Accordingly, we must continually improve the responsiveness, reliability and features of our services and develop new features, services and applications to meet changing customer needs in our target markets. For example, we sell our SS7 network services primarily to traditional telecommunications companies that rely on traditional voice networks. Many emerging companies are providing convergent Internet protocol-based network services. Our future success could also depend upon our ability to provide products and services to these Internet protocol-based telephony providers, particularly if IP-based telephony becomes widely accepted. We cannot assure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

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

The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or ICANN. As part of this transition, our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option. The term of the .net registry agreement extends until June 30, 2005. Currently the .net registry services are in a competitive bidding process by ICANN. We submitted a bid along with four other bidders. The selection of the next .net registry operator is scheduled to be made in March 2005. The .org registry agreement terminated on December 31, 2002, and the .org registry services were transitioned to a new registry operator selected by ICANN during 2003. We face risks from this transition to ICANN, which include the following:

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

In addition, our ability to issue digital certificates, our domain name registry services and other of our services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our customers to the shared registration system. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past.

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

The reliance of our network connectivity and interoperability services and mobile content services on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

The success of our network connectivity and interoperability services and mobile content services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, MCI, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on six of the 16 mated pairs of SS7 signal transfer points that comprise our network.

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

Our signaling and SS7 services rely on links, equipment and software provided to us from our vendors, the most important of which are gateway equipment and software from Tekelec and Agilent Technologies, Inc. We cannot assure you that we will be able to continue to purchase equipment from these vendors on acceptable terms, if at all. If we are unable to maintain current purchasing terms or ensure product availability with these vendors, we may lose customers and experience an increase in costs in seeking alternative suppliers of products and services.

Capacity limits on our technology and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use.

If traffic from our telecommunication and mobile content customers through our network increases, we will need to expand and upgrade our technology and network hardware and software. We may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

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

Some of our security services have lengthy sales and implementation cycles.

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

Our success depends on our internally developed technologies, patents and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we use content such as music, games and logos, as part of our mobile content services. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships and on the ability of these parties to market our services successfully.

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

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. For example, Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. In addition, the Nasdaq Stock Market has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. It has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced coverage and incur substantially higher costs to obtain the reduced level of coverage. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

New and proposed regulations related to equity compensation will adversely affect our operating results and negatively impact our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which supercedes SFAS No. 123, “Accounting for Stock-Based Compensation,” that will require us to record a charge to earnings for employee stock option grants beginning in the third quarter of 2005. This change will have a material, negative impact on our reported earnings. Recording a charge for employee stock options and the employee stock purchase plan under SFAS No. 123 would have increased after tax charges by approximately $136.8 million, $215.9 million and $221.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, new regulations adopted by the Nasdaq Stock Market requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

VeriSign’s principal administrative, sales, marketing, research and development and operations facilities are located in Mountain View, California, Overland Park, Kansas, Providence, Rhode Island, Dulles, Virginia, Lacey, Washington, Berlin, Germany, Tokyo, Japan and Geneva, Switzerland. We own our headquarters complex in Mountain View, California. This complex includes five buildings with a combined area of approximately 395,000 square feet. We also own our communications services facility in Lacey, Washington. The remainder of our significant facilities are leased under agreements that expire at various dates through 2014.

VeriSign also leases other space for sales and support, and training offices in various locations throughout the United States. Internationally, we lease space in a number of locations, including Buenos Aires, Argentina; Woluwe-St. Pierre, Belgium; Sao Paulo, Brazil; Bangalore, India; Kawasaki, Japan; Oslo, Norway; Durbanville, South Africa; and Malmo, Sweden.

Major Locations	Approximate Square Footage	Use
United States:
455-685 East Middlefield Road Mountain View, California (owned)	395,000	Corporate Headquarters; Internet Services Group; and Communications Services Group

21345-21355 Ridgetop Circle Dulles, Virginia	160,000	Internet Services Group; and Corporate Services

4501 Intelco Loop S.E. Lacey, Washington (owned)	67,000	Communications Services Group

7400 West 129th Street Overland Park, Kansas	31,000	Communications Services Group

90 Royal Little Drive Providence, Rhode Island	21,000	Internet Services Group

Europe:
Blandonnet International Business Center 8, Chemin De Blandonnet CH-1217 Vernier Geneva, Switzerland	17,000	Corporate European Headquarters; Internet Services Group

Jamba! GmbH Pfuelstrasse 5 10997 Berlin, Germany	34,000	Communications Services Group

Japan:
Nittobo Buildings 13F, 8-1 Yaesu, 2-chome Chuo-ku, Tokyo, 104-0028 Japan	15,200	VeriSign Japan K.K. Corporate Headquarters

We believe that our current facilities are sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

As of February 28, 2005, VeriSign and NS Holding, Inc. (formerly Network Solutions, Inc.), were defendants in two active lawsuits involving customer contractual disputes over domain name registrations and related services. VeriSign completed the sale of its Network Solutions registrar business to Pivotal Private Equity on November 25, 2003. VeriSign retained liabilities, if any, associated with the lawsuits referenced above.

On February 2, 2001, Leon Stambler filed a complaint against VeriSign in the United States District Court for the District of Delaware. Mr. Stambler alleged that VeriSign, and RSA Security, Inc., infringed various claims of his patents, U.S. Patent Nos. 5,793,302, 5,974,148 and 5,936,541. Mr. Stambler sought a judgment declaring that the defendants had infringed the asserted claims of the patents-in-suit, an injunction, damages for the alleged infringement, treble damages for alleged willful infringement, and attorney fees and costs. One defendant, Omnisky, Inc., subsequently declared bankruptcy and Mr. Stambler settled the case against three other defendants: Openwave Systems, Inc., Certicom Corp. and First Data Corporation before trial. The trial began on February 24 and concluded with a jury verdict on March 7, 2003. On March 7, 2003, the jury returned a unanimous verdict for RSA Security Inc. and VeriSign and against Mr. Stambler on the four remaining patent claims in suit. The court had ruled earlier in the case on two other claims, also finding in favor of VeriSign and RSA Security, Inc. On April 17, 2003, the Court entered final judgment for defendants VeriSign and RSA Security and against Mr. Stambler on all of his claims of patent infringement. On May 16, 2003, Mr. Stambler filed alternative motions with the trial court, seeking to overturn the judgment and obtain either judgment in his favor or a new trial. The District Court denied Mr. Stambler’s motions. Mr. Stambler appealed the trial court’s final judgment against him as to claim 34 of U.S. patent 5,793,302 to the U.S. Court of Appeals for the Federal Circuit. The appeal was denied on February 11, 2005.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint styled as a First Amended Complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN filed a second amended complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U. S. patent (No. 6,381,584) in addition to the two patents previously asserted. The second amended complaint dropped some of the originally-named defendants and added others. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. In this complaint, NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleges that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has recently dropped its allegations of infringement of the ‘584 patent. Also, the original lead counsel for NetMoneyIN has withdrawn from the case, and NetMoneyIN has hired new counsel. While we cannot predict the outcome of this matter, we believe that the allegations are without merit.

On June 30, 2003, IDN Technologies, LLC filed a complaint alleging patent infringement against VeriSign in the United States District Court for the Northern District of California asserting infringement of U.S. patent no. 6,182,148 B1. IDN Technologies filed an amended complaint on August 6, 2003, alleging infringement of the same patent but adding an additional VeriSign service. VeriSign responded by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. On September 24, 2004, the court ruled in favor of VeriSign on all Markman issues. On January 18, 2005, the court granted VeriSign’s motion for summary judgment. Entry of judgment in favor of VeriSign on all claims is expected to occur in the near future. Plaintiff has stated its intention to appeal such judgment.

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

VeriSign was named as a defendant in four lawsuits filed since September 18, 2003, relating to VeriSign’s Site Finder service. Two of these lawsuits were brought by alleged competitors of VeriSign. The remaining suits, one class action suit and one representative suit, were filed on behalf of consumers and commercial Internet users. VeriSign filed motions to dismiss both of the alleged competitor lawsuits. In one of those competitor lawsuits, the plaintiff did not oppose VeriSign’s motion to dismiss the original complaint and subsequently filed an amended complaint, which VeriSign also moved to dismiss. The courts have ruled on VeriSign’s motions in these two competitor cases by granting the motions in part and denying them in part. In both competitor lawsuits, after VeriSign responded to the complaint and before substantive discovery was exchanged, the plaintiffs agreed to dismiss their cases without prejudice in return for confidentiality agreements and no monetary payment. VeriSign also moved to dismiss the amended complaints filed in the class action and the representative action. In response to VeriSign’s motions to dismiss, the plaintiffs voluntarily dismissed the class action and representative action without prejudice to refiling. Dismissals have been entered by the courts in both cases.

On August 27, 2004, we filed a lawsuit against ICANN in the Superior Court of the State of California Los Angeles County. The lawsuit alleges that ICANN breached its .com Registry Agreement with VeriSign, including, without limitation, by overstepping its contractual authority and improperly attempting to regulate our business. The complaint seeks, among other things, specific performance of the .com Registry Agreement, an injunction prohibiting ICANN from improperly regulating VeriSign, and monetary damages. On November 12, 2004, ICANN filed an answer denying VeriSign’s claims and a cross-complaint against VeriSign for declaratory relief and breach of the .com Registry Agreement, alleging that VeriSign’s introduction of new services breached the .com Agreement. ICANN seeks a declaration from the court that it has acted in compliance with the parties’ contractual obligations with regard to the .com registry; that VeriSign has breached the parties’ agreement through VeriSign’s actions with respect to, among other things, SiteFinder; and that ICANN has the right to terminate the .com registry agreement if VeriSign offers “Registry Services” without ICANN’s approval, including among others SiteFinder. On December 28, 2004, VeriSign filed an answer denying the claims in ICANN’s cross-complaint and a cross-complaint against ICANN for breach of contract, violation of the unfair competition laws, and declaratory relief, alleging, among other things, that ICANN’s accreditation of “thread” registrars is improper and causes direct injury to VeriSign. On February 14, 2005, ICANN filed an answer to VeriSign’s cross-complaint denying VeriSign’s allegations. We cannot predict the outcome of this lawsuit or the affect it will have on our relationship with ICANN.

On or about November 12, 2004, ICANN filed a Request for Arbitration before the International Chamber of Commerce International Court of Arbitration (the “ICC”) alleging that VeriSign violated its .net Registry Agreement with ICANN when, among other things, VeriSign operated the SiteFinder service without ICANN approval. ICANN seeks a declaration from the ICC that it has acted in compliance with the parties’ contractual obligations with regard to the .net registry; that VeriSign has breached the parties’ agreement through VeriSign’s actions with respect to, among other things, SiteFinder; and that ICANN has the right to terminate the .net registry agreement if VeriSign offers “Registry Services” without ICANN’s approval, including among others SiteFinder. ICANN also seeks a declaration that, in evaluating VeriSign’s bid to become the “successor” registry operator for the .net top level domain after the term of the current agreement expires on or about June 30, 2005, ICANN is entitled to consider VeriSign’s alleged breaches of the existing .net agreement. We cannot predict the outcome of this action or the affect this lawsuit will have on our relationship with ICANN.

On January 18, 2005, we filed a request for arbitration before the ICC against ICANN regarding the currently-pending process by which ICANN is soliciting and reviewing bids from companies, including VeriSign, to become the “successor” registry operator for the .net top level domain after the current registry agreement expires on or about June 30, 2005. VeriSign alleges that the “request for proposal” (“RFP”) process constitutes a breach of the current .net registry agreement because, among other things, the RFP process fails to constitute an open and transparent process by which ICANN can reasonably select the best qualified successor to operate the .net registry and does not constitute a valid “consensus policy” as defined in the current .net agreement. ICANN has not yet responded to our arbitration request. We cannot predict the outcome of this action or the affect this action will have on our relationship with ICANN.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of VeriSign as of February 28, 2005:

Name	Age	Position
Stratton D. Sclavos	43	President, Chief Executive Officer and Chairman of the Board of Directors
Dana L. Evan	45	Executive Vice President, Finance and Administration and Chief Financial Officer
Quentin P. Gallivan	47	Executive Vice President, Worldwide Sales and Services
Vernon L. Irvin	43	Executive Vice President, Communications Services
Robert J. Korzeniewski	47	Executive Vice President, Corporate and Business Development
Judy Lin	40	Executive Vice President and General Manager, Security Services
Aristotle Balogh	40	Senior Vice President, Operations and Infrastructure
Mark McLaughlin	39	Senior Vice President and General Manager, Naming and Directory Services
James M. Ulam	48	Senior Vice President, General Counsel and Secretary

Stratton D. Sclavos has served as President and Chief Executive Officer and as a director of VeriSign since he joined VeriSign in July 1995. In December 2001, he was named Chairman of the Board of Directors. From October 1993 to June 1995, he was Vice President, Worldwide Marketing and Sales of Taligent, Inc., a software development company that was a joint venture among Apple Computer, Inc., IBM and Hewlett-Packard. From May 1992 to September 1993, Mr. Sclavos was Vice President of Worldwide Sales and Business Development of GO Corporation, a pen-based computer company. Prior to that time, he served in various sales and marketing capacities for MIPS Computer Systems, Inc. and Megatest Corporation. Mr. Sclavos serves as a director of Juniper Networks, Inc., Intuit, Inc. and Salesforce.com, Inc. Mr. Sclavos holds a B.S. degree in Electrical and Computer Engineering from the University of California at Davis.

Dana L. Evan has served as Executive Vice President of Finance and Administration and Chief Financial Officer since January 1, 2001. From June 1996 until December 31, 2000 she served as Vice President of Finance and Administration and Chief Financial Officer of VeriSign. From 1988 to June 1996, Ms. Evan worked as a financial consultant in the capacity of chief financial officer, vice president of finance or corporate controller for various public and private companies and partnerships, including VeriSign from November 1995 to June 1996. Prior to 1988, she was employed by KPMG LLP, most recently as a senior manager. Ms. Evan is a certified public accountant and holds a B.S. degree in Commerce with a concentration in Accounting and Finance from Santa Clara University.

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

Mark McLaughlin has served as Senior Vice President and General Manager, Naming and Directory Services since January 2005. From November 2003 through December 2004, Mr. McLaughlin was Senior Vice President and Deputy General Manager of Naming and Directory Services. From 2002 to 2003, he served as Vice President, Corporate Business Development and from 2000 to 2001 he was Vice President, General Manager of VeriSign Payment Services. Prior to joining VeriSign, Mr. McLaughlin was the Vice President, Business Development of Signio, an internet payment company acquired by VeriSign in February 2000. Mr. McLaughlin holds a B.S. degree in Political Science from the U.S. Military Academy at West Point and a J.D. degree from the Seattle University School of Law.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

VeriSign’s common stock is traded on the Nasdaq National Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the Nasdaq National Market:

	Price Range
	High	Low
Year ended December 31, 2005:
First Quarter (through February 28, 2005)	$33.67	$24.48
Year ended December 31, 2004:
Fourth Quarter	$36.09	$19.99
Third Quarter	20.00	16.21
Second Quarter	19.96	15.22
First Quarter	21.09	14.94
Year ended December 31, 2003:
Fourth Quarter	$17.55	$13.15
Third Quarter	16.80	11.52
Second Quarter	16.20	8.59
First Quarter	11.21	6.55

On February 28, 2005, there were 997 holders of record of our common stock although we believe there are in excess of 100,000 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 28, 2005, the reported last sale price of our common stock was $27.42 per share as reported by the Nasdaq National Market. Information on our equity compensation plans may be found in the section captioned “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders which information is incorporated herein by reference.

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

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1–31, 2004	—	—	—	$245.6 million
November 1–30, 2004	170,000	$31.21	170,000	240.2 million
December 1–31, 2004	2,220,200	32.89	2,220,200	167.2 million

Total	2,390,200	$32.77	2,390,200

On April 26, 2001, VeriSign announced that the Board of Directors authorized the repurchase of up to $350.0 million of the Company’s common stock for cash in open market, negotiated or block transactions.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,166,455	$1,054,780	$1,221,668	$983,564	$474,766
Net income (loss) (1)	186,225	(259,879)	(4,961,297)	(13,355,952)	(3,115,474)
Basic net income (loss) per share (1)	0.74	(1.08)	(20.97)	(65.64)	(19.57)
Diluted net income (loss) per share (1)	0.72	(1.08)	(20.97)	(65.64)	(19.57)
Consolidated Balance Sheet Data:
Total assets (1)	2,592,874	2,100,538	2,391,318	7,537,508	19,195,222
Other long-term liabilities (2)	6,815	8,978	16,544	16,881	—
Stockholders’ equity (1)	1,691,997	1,383,653	1,579,425	6,506,074	18,470,608

(1)	Beginning fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and as a result, $5.0 billion of goodwill, net of accumulated amortization, including workforce in place that was subsumed into goodwill on the date of adoption, ceased to be amortized. The consolidated statements of operations included amortization and impairment of goodwill and other intangible assets totaling $79.4 million, $335.5 million, $4.9 billion, $13.6 billion, $3.2 billion in 2004, 2003, 2002, 2001 and 2000, respectively.
(2)	The current portion of long-term liabilities is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1 “Business—Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2005. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign, Inc. is a leading provider of intelligent infrastructure services that enable people and businesses to find, connect, secure, and transact across complex global networks. In 2004, our business consisted of two reportable segments: the Internet Services Group and the Communications Services Group. Prior to 2004, our business included an additional reportable segment, the Network Solutions domain name registrar business, which was sold in November 2003.

Improving economic conditions during 2004 in the U.S., Europe and Japan led to improved customer spending in each of our principal business segments leading to growth in revenues and deferred revenues. IT spending for security services and e-commerce activity in our principal geographic markets accelerated as the year progressed and we saw continued growth in domain name registrations and domain name renewals, with active domain names ending in .com and .net increasing by 26% during 2004. Spending for our services by telecommunications customers in the United States also increased during the year, and Jamba!, our European-based provider of mobile content services to telecommunications carriers and customers that was acquired in June 2004, contributed approximately $180.8 million of revenues during 2004. In the U.S., the Communications Services Group’s results were adversely affected as the pace of consolidations in the domestic telecommunications sector quickened during the year.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 83% of the revenues during 2004 were derived from the sale of web certificates, payment services, managed authentication and security services and registry services. In the Communications Services Group, 82% of the revenues were derived from the sale of calling name services, billing services, SS7 connectivity, signaling services, and mobile content services during the same period.

For the Communications Services Group, we expect growth in mobile content services revenues, particularly in new markets such as the U.S., offset somewhat by a decline in connectivity, clearing and settlement, and billing-related revenues in the first quarter with a return to moderate growth in such revenues expected in the second quarter. Consolidations in the telecommunications sector and pricing pressures have the potential to adversely impact the Communications Services Group’s results. For the Internet Services Group, we expect continued growth in the levels of IT spending for security services by our customers in the U.S., Europe and Japan and growth in global e-commerce activity that we believe will result in revenue and deferred revenue growth for 2005.

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

VeriSign Japan K.K.

On November 22, 2004, we sold 18,000 ordinary shares of our Tokyo-based, majority owned consolidated subsidiary, VeriSign Japan K.K. (“VeriSign Japan”), representing approximately 7% of our ownership interest, for approximately $78 million. After giving effect to the sale, we continue to own a majority stake in VeriSign Japan equal to approximately 54% of VeriSign Japan’s total shares outstanding. In the fourth quarter of 2003, VeriSign Japan, completed an initial public offering of its common stock. Approximately $37.4 million was raised by VeriSign Japan from the initial public offering and through subsequent stock option exercises during the fourth quarter of 2003. VeriSign Japan’s shares began trading on the Tokyo Stock Exchange (“TSE”) on November 19, 2003 under the company code 3722.

Acquisitions

In October 2004, we acquired the 49% minority interest in Jamba! Switzerland for approximately $0.8 million in cash. Jamba! Switzerland is now a wholly-owned subsidiary.

In June 2004, we completed our acquisition of Jamba!, a privately held provider of mobile content services. We paid approximately $266 million for all the outstanding shares of capital stock of Jamba!, of which approximately $178 million was in cash and the remainder in VeriSign common stock. Also in June 2004, we acquired the 49% minority interest in VeriSign Australia for approximately $4.6 million in VeriSign common stock. VeriSign Australia is now a wholly-owned subsidiary.

In April 2004, we completed our acquisition of the SSL certificate business from EuroTrust A/S, our Nordic region Affiliate program member, for approximately $8.5 million in cash.

In March 2004, we completed our acquisition of the assets of Unimobile, a provider of mobile messaging solutions for carriers and enterprises, for approximately $5 million in cash.

In February 2004, we completed our acquisition of Guardent, Inc., a privately held provider of managed security services. We paid approximately $135 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock.

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

We accounted for all of our acquisitions in 2004, 2003 and 2002 as purchase business combinations. Accordingly, the acquired companies’ revenues, costs and expenses have been included in our results of operations beginning with their dates of acquisition. Additionally, the results of operations of the Network Solutions domain name registrar business have been excluded from our consolidated results of operations since we finalized the sale of the business on November 25, 2003. As a result of our sale of the Network Solutions domain name registrar business in 2003 and our acquisitions during 2004, 2003 and 2002, comparisons of revenues, costs and expenses for the year ended December 31, 2004 to the years ended December 31, 2003, and 2002 may not be relevant, as the businesses represented in the consolidated financial statements were not equivalent.

Subsequent events

On January 10, 2005, we announced that we had executed a definitive agreement to acquire LightSurf Technologies, Inc. (“LightSurf”). Under the terms of the agreement, we agreed to issue shares of our common stock having a value of approximately $270 million for all of the outstanding capital stock, warrants and vested options of LightSurf and to pay certain transaction-related expenses of LightSurf. In addition, we will assume all unvested stock options of LightSurf. LightSurf is a leading privately held provider of multimedia messaging and interoperability solutions for the wireless market. The transaction is subject to certain closing conditions, including the issuance of a permit from the California Department of Corporations. The transaction is anticipated to close by the end of the first quarter of 2005.

In the first quarter of 2005, we completed a settlement of litigation with a telecommunications carrier, resolving disputes over certain tariff charges for SS7 traffic that we passed through to telecommunications carriers who purchased our SS7 services. Under the settlement, the carrier refunded and/or credited certain amounts to us and we refunded and/or credited certain amounts to our customers. As a result of the settlement, we will record a reduction in cost of revenues of approximately $5 million in the first quarter of 2005.

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring, royalty liabilities, and deferred taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

We recognize revenue in accordance with current generally accepted accounting principles. Revenue recognition requirements are complex rules which require us to make judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to the products and services to be provided. Our assumptions and judgments regarding products and services could differ from actual events.

Revenues from our consulting services are recognized using either the percentage-of-completion method or on a time-and-materials basis as work is performed. Percentage-of-completion is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. We have a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials are recognized as services are performed.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2004, the allowance for doubtful accounts represented approximately 5% of total accounts receivable, or approximately $11.5 million. A change of 1% in our estimate would amount to approximately $2.1 million.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled approximately $969.2 million at December 31, 2004, which was comprised of $725.4 million of goodwill and $243.8 million of other intangible assets. Other intangible assets include customer relationships, technology in place, carrier relationships, non-compete agreements, trade names, and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets including goodwill.

Restructuring and Other Charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated plans to restructure our operations to fully rationalize, integrate and align our resources. Both plans resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. We expect these restructuring plans to be completed in 2014 upon the expiration of our lease obligations for abandoned facilities. Restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary. During 2004, we recorded net restructuring reversals of approximately $1.3 million related to excess facilities as a result of reductions in lease obligations. Such estimates will likely be revised in the future. If sublease rates continue to change in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $32.6 million over the next ten years relating to our restructuring plans.

Provision for royalty liabilities for intellectual property rights

Certain of our mobile content services utilize intellectual property owned or held under license by others. Where we have not yet entered into a license agreement with a holder, we record a provision for royalty payments that we estimate will be due once a license agreement is concluded. We estimate the royalty payments based on the prevailing royalty rate for the type of intellectual property being utilized. Our estimates could differ materially from the actual royalties to be paid under any definitive license agreements that may be reached due to changes in the market for such intellectual property, such as a change in demand for a particular type of content, in which case we would record a royalty expense materially different than our estimate.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid-in capital and will not result in future income statement benefit.

Results of Operations

Revenues

In 2004, we had two reportable segments: the Internet Services Group and the Communications Services Group. In 2003, we had three reportable segments: the Internet Services Group, the Communications Services Group and Network Solutions. As a result of our sale of the Network Solutions domain name registrar business on November 25, 2003, we do not recognize revenues from this segment other than revenues that may be recognized in connection with registry or other services we may provide to Network Solutions as a customer. A comparison of revenues for the years ended December 31, 2004, 2003 and 2002 is presented below.

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Internet Services Group	$564,148	29%	$436,216	(17)%	$524,765
Communications Services Group	602,307	48%	406,745	5%	385,734
Network Solutions	—	(100)%	211,819	(32)%	311,169

Total revenues	$1,166,455	11%	$1,054,780	(14)%	$1,221,668

Total revenues increased approximately $111.7 million in 2004, as compared to 2003, due to revenue increases in both our Internet Services Group and Communications Services Group, partially offset by the loss of revenues as a result of the sale of our Network Solutions domain name registrar business in November 2003. Total revenues decreased approximately $166.9 million in 2003, as compared to 2002, due to decreases in both our Internet Services Group and Network Solutions, partially offset by an increase in revenues in our Communications Services Group.

Internet Services Group

Internet Services Group revenues increased approximately $127.9 million in 2004, as compared to 2003, primarily due to increases in Naming and Directory Services and Security Services revenues of approximately $65.1 million and $62.8 million, respectively. Naming and Directory Services revenues increased as a result of recognizing revenues from Network Solutions, that were previously eliminated prior to the sale of this business. In addition, we experienced an increase in the number of active domain names ending in .com and .net under management. The Security Services revenue increase was due to increases in managed security services and consulting services revenues of $18.5 million primarily attributable to the acquisition of Guardent in February 2004 and increases in Web site digital certificate revenue and secure payments services revenue of $22.3 million and $10.2 million, respectively.

Internet Services Group revenues decreased approximately $88.5 million in 2003 compared to 2002 due to a decline in Security Services revenues of approximately $123.0 million resulting from the discontinuation of third party product sales and related consulting and support services and a decline in revenues from VeriSign Affiliates of $19.0 million. The decreases in revenues were partially offset by an increase in revenues of $10.1 million from our secure payments services, an increase in Web site digital certificate revenue of $23.5 million and an increase in Naming and Directory Services revenues of $20.8 million.

The following table compares active domain names ending in .com and .net managed by our Naming and Directory Services business, the approximate installed base of Web site digital certificates in our commerce site services business and the approximate number of active online merchants in our secured payments services business as of the end of each year presented:

	December 31, 2004	% Change	December 31, 2003	% Change	December 31, 2002
Active domain names ending in .com and .net	38.4 million	26%	30.4 million	18%	25.8 million
Installed base of Web site digital certificates	455,000	18%	384,000	(2)%	392,000
Active online merchants	127,000	25%	102,000	23%	83,000

We expect Internet Services Group revenues will continue to grow in 2005 as demand for our Naming and Directory Services and Security Services is expected to grow.

Communications Services Group

Communications Services Group revenues increased approximately $195.6 million in 2004, as compared to 2003, primarily due to an increase in mobile content revenues of $180.8 million attributable to our acquisition of Jamba! in June 2004. In addition, intelligent database services revenues increased approximately $15.0 million primarily due to increases in calling name (CNAM) and local and wireless number portability revenues. Applications services revenues increased $3.5 million due to increases in messaging services traffic. Billing and payment services revenues declined $8.8 million primarily due to pricing reductions for these services and loss of customers due to consolidation in the telecommunications industry. Clearing and settlement services increased $5.3 million primarily from increases in revenues from VeriSign Brazil reflecting the inclusion of a full year of revenues from this subsidiary that was acquired in October 2003.

Communications Services Group revenues increased approximately $21.0 million in 2003, as compared to 2002, as a result of an increase in clearing and settlement services revenues of $18.2 million and an increase in network connectivity and interoperability revenues of $1.0 million. These increases were partially offset by a decline in CNAM revenues of $2.2 million.

The following table compares the approximate number of annual database queries and communications services customers as of the end of each year presented:

	December 31, 2004	% Change	December 31, 2003	% Change	December 31, 2002
Annual database queries	47.3 billion	44%	32.8 billion	13%	28.9 billion
Communications services customers (1)	1,275	8%	1,177	14%	1,035

(1)	excludes subscribers of mobile content services.

We expect Communications Services Group revenues will increase in 2005 principally as a result of growth in mobile content and applications revenues.

Network Solutions

We completed the sale of our Network Solutions domain name registrar business on November 25, 2003 and recognized no revenues from this segment in 2004. We will not recognize any revenue from the Network Solutions business in the future, other than revenues that may be recognized in connection with registry or other services we may provide to Network Solutions as a customer. Network Solutions revenues declined $99.4 million in 2003 compared to 2002 principally due to weaker demand for new domain name registrations and a decline in total domain names under management. Active domain names under management were approximately 8.2 million names as of November 25, 2003, the date we sold Network Solutions, compared to 9.3 million at December 31, 2002. In addition, the revenue decline reflects the completion of the sale of the Network Solutions domain name registrar business on November 25, 2003 which resulted in 329 days of consolidated revenues for 2003 compared to a full year in 2002.

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following table shows a comparison of our revenues by geographic region for each year presented:

	2004	2003	2002
	(In thousands)
Americas:
United States	$843,604	$941,913	$1,115,731
Other (1)	19,734	13,080	6,343

Total Americas	863,338	954,993	1,122,074

EMEA (2)	237,310	48,217	54,345

APAC (3)	65,807	51,570	45,249

Total revenues	$1,166,455	$1,054,780	$1,221,668

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Revenues decreased $91.7 million in the Americas region in 2004 as compared to 2003 primarily as a result of the sale of Network Solutions in November 2003. Revenues in our EMEA region increased $189.1 million in the same period primarily due to the acquisition of Jamba! in June 2004, which contributed approximately $180.8 million in 2004. In addition, increases in our web certificate and managed PKI sales in EMEA also contributed to the increase, partially offset by decreases in our VeriSign Affiliate revenue as we continued to move to a direct distribution model through international subsidiaries in certain larger European markets. The increase in APAC revenues of $14.2 million in 2004 as compared to 2003 was primarily related to increased enterprise security sales in both the Japan and Australian markets, partially offset by a decrease in VeriSign Affiliate revenue.

Revenues decreased $167.1 million in the Americas region in 2003 as compared to 2002 primarily as a result of the discontinuation of third party product sales and the related support services in the fourth quarter of 2002. The decrease in EMEA revenues of $6.1 million in 2003 compared to 2002 is primarily related to a decrease in VeriSign Affiliate revenue partially offset by increases in web certificate and managed PKI revenues. The increase in APAC revenues of $6.3 million in 2003 compared to 2002 is primarily related to an increase in enterprise security sales in both the Japan and Australian markets, partially offset by a decrease in VeriSign Affiliate revenue.

We expect international revenues will increase in absolute dollars and as a percentage of revenues in 2005.

Costs and Expenses

Operating costs and expenses decreased by $248.3 million, or 19%, to $1,034.7 million during fiscal 2004 compared with the prior year. This was primarily due to a decrease in the charges we incurred for the amortization and impairment of other intangible assets related to our acquisitions. Amortization and impairment charges totaled approximately $79.4 million in 2004 compared to $335.5 million in 2003. Additionally, there were decreases in restructuring and other charges of $49.9 million, offset by increases of $58.2 million in sales and marketing expenses and $11.5 million in research and development expenses in 2004 compared to 2003.

We restructured our business in April of 2002 and again in November of 2003. As a result of these restructurings, and as a result of the sale of our Network Solutions business, we have experienced a significant reduction in overall costs in 2004 compared to 2003.

The following table shows a comparison of our employee headcount by function as of the end of each year presented:

	December 31, 2004	% Change	December 31, 2003	% Change	December 31, 2002
Employee headcount:
Cost of revenues	1,500	32%	1,136	(24)%	1,500
Sales and marketing	708	28%	552	(20)%	693
Research and development	430	60%	269	(32)%	398
General and administrative	568	11%	514	(15)%	602

Total	3,206	30%	2,471	(23)%	3,193

Excluding the effects of any future acquisitions or dispositions, we expect our employee headcount to increase in 2005 across all business units and corporate services. As a result of our acquisition of Guardent and Jamba! we added approximately 700 employees to our overall headcount, primarily in the cost of revenues function. The sale of our Network Solutions business in November 2003 resulted in a headcount reduction of 577 employees, primarily in the cost of revenues function.

Cost of revenues

Cost of revenues consists primarily of costs related to providing digital certificate enrollment and issuance services, payment services, operational costs for the domain name registration business, customer support and training, consulting and development services, operational costs related to the management and monitoring of our clients’ network security infrastructures, content licensing costs, carrier costs for our SS7 and IP-based networks and costs of facilities and computer equipment used in these activities.

A comparison of cost of revenues for the years ended December 31, 2004, 2003 and 2002 is presented below.

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Cost of revenues	$444,759	(0.3)%	$446,207	(22)%	$571,367
Percentage of revenues	38%		42%		47%

Cost of revenues decreased approximately $1.4 million in 2004, as compared to 2003, primarily due a decrease of $69.5 million as a result of the sale of the Network Solutions domain name registrar business, which was offset by increases attributable to the acquisitions of Jamba! and Guardent of $49.8 million and $15.3 million, respectively.

Cost of revenues decreased $125.2 million in 2003, as compared to 2002 primarily due to our transition out of the third-party product reseller and the third-party product training businesses. This transition accounted for a decrease of approximately $105.9 million. Also, compensation costs decreased approximately $9.6 million in 2003, as compared to 2002, due to a reduction in employee headcount related to our restructuring plans announced in 2002 and 2003, while contract and professional services fees declined approximately $12.0 million in 2003, as compared to 2002, due primarily to the discontinuation of certain outsourced customer service centers for our Network Solutions registrar business.

As a percentage of revenues, cost of revenues decreased during 2004 as compared to 2003 primarily due to the sale of the Network Solutions business, which was a business with higher costs of revenue as a percentage of revenue than our other two business segments.

We anticipate that our overall cost of revenues will increase in 2005, but that our overall cost of revenues as a percentage of revenues will stay flat or decrease modestly in 2005 primarily due to greater cost efficiencies from our current businesses and recently acquired businesses, particularly mobile content services.

Sales and marketing

Sales and marketing expenses consist primarily of costs related to sales, marketing, and policy activities. These expenses include salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet, television, radio, print, and direct mail advertising costs.

A comparison of sales and marketing expenses for the years ended December 31, 2004, 2003 and 2002 is presented below.

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Sales and marketing	$253,480	30%	$195,330	(21)%	$248,170
Percentage of revenues	22%		19%		20%

Sales and marketing expenses increased approximately $58.2 million in 2004 as compared to 2003, primarily due to our acquisitions of Jamba! and Guardent, which had sales and marketing expenses of $80.5 million and $8.8 million, respectively, that were partially offset by a decrease of $38.3 million in sales and marketing expenses due to the sale of our Network Solutions domain name registrar business. Additionally, we experienced an increase of approximately $7.1 million in advertising and marketing costs during this period primarily as a result of increased corporate brand advertising.

Sales and marketing expenses decreased approximately $52.8 million in 2003 compared to 2002 due to a reduction in advertising and marketing spending and a reduction in labor and benefit costs. Advertising and marketing expenses decreased approximately $22.5 million in 2003 due to a significant reduction in Network Solutions marketing campaigns during 2003. Labor and benefits costs decreased approximately $19.8 million in 2003 related to a reduction in employee headcount associated with our restructuring plans. Additionally, contract and professional services expenses decreased approximately $6.6 million due to an overall reduction in sales and marketing service contracts in 2003. Travel expenses decreased approximately $1.8 million in 2003 due to reduced employee headcount and an overall decrease in international travel as a result of safety concerns stemming from health and terrorism alerts.

As a percentage of revenues, sales and marketing expenses increased in 2004 compared to 2003 due to the increase in advertising and marketing spending in 2004 compared to 2003 as described above.

We expect increases in overall sales and marketing expenses in absolute dollars and as a percentage of revenues as we continue to expand in our domestic and international markets for our mobile content services, along with our continuing efforts in marketing new products such as Unified Authentication and related services, and increases in our spending for corporate brand advertising.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the years ended December 31, 2004, 2003 and 2002 is presented below.

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Research and development	$67,346	21%	$55,806	15%	$48,353
Percentage of revenues	6%		5%		4%

Research and development expenses increased $11.5 million in 2004 as compared to 2003 primarily due to our acquisitions of Guardent and Jamba!. Research and development spending attributable to these acquired entities was $3.4 million and $3.5 million, respectively. The sale of our Network Solutions business had no material effect on our research and development expense. Additionally, we experienced an increase of approximately $4.1 million in increased costs associated with contract and professional services to support new and existing research and development efforts.

Research and development expenses increased slightly in 2003 compared to 2002. The increase of approximately $7.5 million was primarily a result of increased spending of approximately $3.6 million in the Communications Services Group. Additionally, our naming and directory services had increased equipment, software and depreciation expenses related to the development of new products and services of approximately $2.0 million.

As a percentage of revenues, research and development expenses increased due to the increase in overall spending in 2004 compared to 2003 as described above.

We believe that rapid development of new and enhanced services and technologies are necessary to maintain our leadership position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses to increase modestly in absolute dollars and decrease as a percentage of revenues in 2005.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology and human resources personnel, facilities, computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees and bad debt expense.

A comparison of general and administrative expenses for the years ended December 31, 2004, 2003 and 2002 is presented below.

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
General and administrative	$164,922	(2)%	$168,380	(2)%	$172,123
Percentage of revenues	14%		16%		14%

General and administrative expenses decreased approximately $3.5 million in 2004 compared to 2003. Overall general and administrative expenses increased from the acquisition of Guardent, Inc. and Jamba! in the amounts of $4.2 million and $16.5 million, respectively, but was offset by a decrease of $9.8 million in overall expenses due to the sale of our Network Solutions business.

Excluding the effects of the acquisitions of Guardent and Jamba! and the sale of our Network Solutions business, the overall decrease in general and administrative costs in 2004 as compared to 2003 was $14.4 million. This was primarily due to a reduction in costs from prior restructuring efforts of approximately $20.8 million, along with other efficiencies from cost reduction efforts of $6.5 million and a decrease in our bad debt expense of approximately $5.4 million. These decreases were partially offset by increases in legal expenses of approximately $10.9 million as a result of costs associated with litigation, and increases in contract and professional services of approximately $7.4 million primarily due to expenses related to Sarbanes-Oxley compliance.

General and administrative expenses decreased approximately $3.7 million in 2003 compared to 2002 due to a decrease in bad debt expense of approximately $36.7 million due to increased focus on collection activities, partially offset by increases in legal expenses of approximately $7.4 million as a result of defending various lawsuits, particularly lawsuits related to the Network Solutions business, and contract and professional services of approximately $6.1 million primarily due to the development of a companywide strategic planning methodology, tax services and increased expenses related to Sarbanes-Oxley compliance. Additionally, depreciation increased $5.9 million as a result of capital expenditures to upgrade our business systems and labor and benefits increased approximately $5.8 million due to higher benefit costs. Also, we incurred increased occupancy expenses of approximately $2.1 million in 2003 due to the expansion of a facility in Virginia and increases in business insurance, licenses and property taxes of $3.7 million.

We anticipate that general and administrative expenses in 2005 will increase in absolute dollars but decrease as a percentage of overall revenues. We expect that costs associated with Sarbanes-Oxley compliance to decrease slightly during the year and we anticipate to further leverage our general and administrative costs as a result of higher overall revenues.

The following table shows a comparison of our bad debt expense and our days sales outstanding (“DSO”) for 2004, 2003 and 2002:

	2004	Change	2003	Change	2002
	(Dollars in thousands)
Bad debt expense	$689	(89)%	$6,055	(86)%	$42,712
DSO	43 days	4 days	39 days	(33) days	72 days

DSO increased in 2004 as compared to 2003 primarily as a result of our acquisition of Jamba! in June 2004. We expect that DSO will be in the range of 40 to 50 days throughout 2005.

Restructuring and Other Charges

Below is a comparison of the restructuring and other charges under the 2003 and 2002 restructuring plans for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(In thousands)
2003 Restructuring Plan charges	$25,045	$54,152	$—
2002 Restructuring Plan charges	(265)	20,481	88,574

Total restructuring and other charges	$24,780	$74,633	$88,574

The changes in restructuring and other charges are primarily due to the timing of our restructuring initiatives.

2003 Restructuring Plan.    In 2003, we announced a restructuring initiative related to the sale of our Network Solutions business and the realignment of other business units and recorded restructuring and other charges of approximately $54.2 million. In 2004, property and equipment that was disposed of or abandoned in 2004, but not related to the sale of the Network Solutions business, resulted in a net charge of approximately $20.3 million and consisted primarily of obsolete telecommunications computer software and other equipment. We also recorded restructuring charges of $2.7 million related to non-cancelable lease costs for excess facilities, $1.1 million related to workforce reduction charges and $1.0 million for exit costs.

2002 Restructuring Plan.    In 2002, we announced plans to restructure our operations to rationalize, integrate and align resources and recorded approximately $88.6 million of restructuring and other charges. In 2003, we recorded other charges of $9.2 million related to the write-off of certain computer software. We also recorded restructuring charges of $8.7 million related to non-cancelable lease costs for excess facilities, $1.5 million related to workforce reduction charges and $1.0 million of exit costs.

Amortization and impairment of goodwill and other intangible assets

Below is a comparison of our amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(In thousands)
Impairment of goodwill	$—	$81,885	$4,387,009
Impairment of other intangible assets	—	71,534	223,844
Amortization of other intangible assets	79,440	182,086	283,861

Total amortization and impairment of goodwill and other intangible assets	$79,440	$335,505	$4,894,714

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

The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the second quarter of 2003. VeriSign recorded an additional impairment of goodwill of $30.2 million in the third quarter of 2003 as a result of VeriSign entering into an agreement to sell its Network Solutions business. The event triggered an evaluation of the carrying value of the goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, VeriSign determined that the carrying value exceeded the implied fair value of Network Solutions’ goodwill. Total impairment of goodwill and other intangible assets as allocated to the Company’s operating segments for the year ended December 31, 2003 are as follows:

	Internet Services Group	Communications Services Group	Network Solutions	Total Segments
	(In thousands)
Impairment of goodwill	$18,697	$20,034	$43,154	$81,885

Impairment of other intangible assets:
Technology in place	—	27,499	—	27,499
Customer lists	—	44,035	—	44,035

Total impairment of other intangible assets	—	71,534	—	71,534

Total impairment of goodwill and other intangible assets	$18,697	$91,568	$43,154	$153,419

The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in an impairment in 2002 as follows:

	Internet Services Group	Communications Services Group	Network Solutions	Total
	(In thousands)
Goodwill	$1,740,256	$794,866	$1,851,887	$4,387,009

Impairment of other intangible assets:
Customer relationships	3,297	24,294	—	27,591
Technology in place	256	40,693	—	40,949
Trade name	—	3,205	—	3,205
Contracts with ICANN and customer lists	—	23,092	129,007	152,099

Total impairment of other intangible assets	3,553	91,284	129,007	223,844

Total impairment of goodwill and other intangible assets	$1,743,809	$886,150	$1,980,894	$4,610,853

Amortization of other intangible assets decreased approximately $102.6 million in 2004 compared to 2003, and decreased approximately $101.8 million in 2003 compared to 2002 as other intangible assets related to prior acquisitions became fully amortized. We acquired approximately $83.9 million of other intangible assets in connection with our Jamba! acquisition in June 2004. As a result, we expect amortization of other intangible assets to increase to approximately $90 million in 2005, including the impact of all acquisitions through December 31, 2004, and assuming no other future acquisitions or impairment charges.

See Notes 1 and 7 in our Notes to Consolidated Financial Statements for further information.

Other income (expense), net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and short-term and long-term investments, gains and losses on the sale or impairment of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of total other income (expense) for the years ended December 31, 2004, 2003 and 2002 is presented below.

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Total other income (expense), net	$82,077	1,092%	$(8,276)	(94)%	$(149,289)
Percentage of revenues	7%		(1)%		(12)%

Total other income, net in 2004 consisted primarily of net interest income and other items of $17.7 million, a net gain from the sale of a portion of the company’s holdings in VeriSign Japan and other investments of $79.8 million, partially offset by a net impairment of investments totaling $12.6 million, and a net loss on foreign currency transactions of $2.9 million. In the first and third quarter of 2004, we determined the decline in value of certain non-public equity investments was other-than-temporary and we recognized the net impairment losses totaling $12.6 million described above.

Total other expense, net in 2003 consisted primarily of a net impairment of investments totaling $16.5 million, partially offset by net interest income of $7.7 million and a gain on foreign currency transactions of $1.8 million. In the first quarter of 2003, we determined the decline in value of certain non-public equity investments was other-than-temporary and we recognized net impairment losses totaling $16.5 million.

Income tax expense

In the years ended December 31, 2004, 2003 and 2002, we recorded income tax expense of $27.6 million, or 12.9% of pretax income, $23.4 million, or (9.9)% of pretax loss, and $10.4 million, or (0.2)% of pretax loss, respectively. Our effective tax rates differ from the United States federal statutory rate of 35% primarily due to state taxes, acquisition-related expenses, the realization of domestic net operating loss, capital loss, and research credit carryforwards, and the impact of foreign operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. The amount of the deferred tax asset considered realizable, however, could be increased in the near future if the Company exhibits sufficient positive evidence in future periods that demonstrate the continuation of its trend in projected earnings is achievable. If the valuation allowance relating to deferred tax assets were released as of December 31, 2004, approximately $240.7 million would be credited to the statement of operations, $268.6 million would be credited to additional paid-in capital, and $5.4 million would be credited to goodwill. Management would continue to apply a valuation allowance of $33.4 million to the deferred tax asset for capital loss carryforwards, and $48.9 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life of such tax attributes. Management does not believe it is more likely than not that $11.2 million of deferred tax assets relating to certain foreign operations are realizable; therefore, a valuation allowance is applied to the deferred tax asset. On the remaining foreign operations, management believes it is more likely than not that deferred tax assets will be realized; accordingly, a valuation allowance was not applied on these assets.

As of December 31, 2004, we had federal net operating loss carryforwards of approximately $697.9 million, state net operating loss carryforwards of approximately $555.9 million, and foreign net operating loss carryforwards of approximately $49.0 million. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2023 and the state net operating loss carryforwards will expire in 2005 through 2023. Foreign net operating loss carryforwards will expire on various dates. We had research and experimentation tax credits for federal income tax purposes of approximately $18.6 million available for carryover to future years, and for state income tax purposes of approximately $13.9 million available for carryover to future years. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2024. State research and experimentation tax credits carry forward indefinitely until utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes.

Liquidity and Capital Resources

	2004	2003	2002
	(In thousands)
Cash and cash equivalents	$330,641	$301,593	$254,505
Short-term investments	406,784	422,093	130,963

Subtotal	$737,425	$723,686	$385,468
Restricted cash	51,518	18,371	18,436

Total	$788,943	$742,057	$403,904

Working capital	$306,528	$325,522	$(62,719)

At December 31, 2004, our principal source of liquidity was $737.4 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Working capital increased $369.2 million over the periods presented primarily due to an increase in cash, cash equivalents and short-term investments of $352.0 million primarily from net cash provided by operating activities.

Net cash provided by operating activities was $365.3 million in 2004, $358.4 million in 2003 and $240.1 million in 2002. The increase in both 2004 and 2003 was primarily due to an overall increase in net income after adjustments for non-cash items such as amortization and the impairment of goodwill and other intangible assets, and depreciation of property and equipment. Additionally, cash flows from operating activities increased in 2004 due to an increase in deferred revenues of $69.3 million, an increase in accounts payable and accrued liabilities of $44.9 million, partially offset by an increase in accounts receivable of $65.8 million. In 2003, an increase in accounts payable of $38.1 million, a decrease in accounts receivable of $28.0 million, an increase in deferred revenue of $25.5 million and a decrease in prepaid expenses and other current assets of $12.8 million after accounting for the sale of our Network Solutions business contributed to the increase in net cash provided by operating activities. In 2002, a substantial decrease in accounts receivable partially offset by a decrease in deferred revenue, and accounts payable and accrued liabilities contributed to the increase in net cash provided by operating activities as compared to 2001.

Net cash used in investing activities was $284.9 million in 2004, primarily as a result of $246.4 million used for our acquisitions and $15.9 million used for net purchases of investments. In addition, we used approximately $92.5 million for purchases of property and equipment, partially offset by $78.3 million in proceeds from the sale of stock in our VeriSign Japan subsidiary.

Net cash used in investing activities was $368.6 million in 2003, primarily as a result of $292.8 million used for net purchases of investments, $108.0 million for purchases of property and equipment, and $16.1 million for our acquisitions. These purchases were partially offset by proceeds of $57.6 million of cash received from the sale of our Network Solutions subsidiary in November 2003.

Net cash used in investing activities was $297.6 million in 2002, primarily as a result of $348.6 million used for acquisitions with an additional $53.6 million used in acquisition related costs. We also used $176.2 million for purchases of property and equipment. These purchases were partially offset by net proceeds of $276.4 million from maturities and sales of short and long-term investments.

Net cash used in financing activities was $54.5 million in 2004 and net cash provided by financing activities was $55.9 million in 2003 and $20.3 million in 2002. In 2004, $113.3 million was used to repurchase shares of our common stock in the open market under an existing repurchase program. These repurchases were partially offset by $62.4 million provided by the proceeds from issuance of common stock from option exercises and employee stock purchase plan purchases. In 2003, $37.4 million of cash was provided as a result of VeriSign Japan’s initial public offering of common stock in the fourth quarter of 2003 and through subsequent option exercises. Additionally, in 2003, $31.7 million was provided by common stock issuances as a result of stock option exercises and proceeds from the employee stock purchase plan partially offset by $13.2 million for the repayment of debt and other long-term obligations. In 2002, cash was provided primarily from common stock issuances in the amount of $20.7 million as a result of stock option exercises and proceeds from the employee stock purchase plan.

The following table shows our budgeted capital property and equipment expenditures in 2005 and our actual expenditures in 2004, 2003 and 2002:

	2005 Budgeted	2004 Actual	2003 Actual	2002 Actual
	(In thousands)
Capital property and equipment expenditures	$110,000	$92,532	$108,034	$176,233

Our planned capital property and equipment expenditures for 2005 are anticipated to be approximately $110 million and will primarily be for computer and communications equipment and computer software within all areas of the Company. Our most significant expenditures will be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Other capital property and equipment expenditures will be for productivity and cost improvement initiatives for corporate services.

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Contractual obligations	(In thousands)
Operating lease obligations, net of sublease income	$106,494	$23,537	$31,639	$21,435	$29,883
Purchase obligations	128,450	30,458	69,700	28,292	—
Other long-term liabilities	8,400	2,200	4,200	2,000	—

Total	$243,344	$56,195	$105,539	$51,727	$29,883

As of December 31, 2004, we had commitments under non-cancelable operating leases for our facilities for various terms through 2014. See Note 14 of Notes to Consolidated Financial Statements.

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2014. If sublease rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $32.6 million over the next ten years relating to our restructuring plans. Cash payments totaling approximately $60.5 million related to the abandonment of excess facilities will be paid over the next ten years. See Note 4 of Notes to Consolidated Financial Statements. Cost savings resulting from our restructuring plans, not including other cost savings efforts, were estimated to have been approximately $15 to $20 million in 2004 and are estimated to be approximately $25 to $30 million in 2005.

In November 1999, we entered into an agreement for the management and administration of the Tuvalu Internet top-level domain, “.tv” with the Government of Tuvalu for payments of future royalties which will amount to $8.4 million through 2008.

We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. We have pledged approximately $6.5 million pursuant to such agreements classified as restricted cash on the accompanying balance sheet as of December 31, 2004. In addition, we established a trust during the first quarter of 2004 in the amount of $45.0 million classified as restricted cash on our balance sheet for our director and officer liability self-insurance coverage.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During 2003 and 2002, no shares were repurchased, however, during 2004, we repurchased approximately 4.4 million shares at an aggregate cost of approximately $113 million. At December 31, 2004, approximately $167 million remained available for future repurchases under this program.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock Compensation Plans and Unearned Compensation” in Note 1 of our Notes to Consolidated Financial Statements for further information regarding the pro forma net income (loss) and net income (loss) per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. Pursuant to the AJCA, we will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004.

We do not expect the adoption of EITF 03-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. In 2004, 2003 and 2002, we determined the decline in value of certain public and non-public equity investments was other-than-temporary and we recognized net impairment losses totaling $8.2 million, $16.5 million, and $162.5 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our cash management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize interest rate risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2004, 38% of our cash investments mature in less than one year. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2004, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2004. This table does not include money market funds because those funds are not subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(Dollars in thousands)
Included in cash and cash equivalents	$50,190	$—	$—	$50,190	$50,190
Weighted-average interest rate	2.13%	—	—
Included in short-term investments	$141,537	$26,475	$242,849	$410,861	$406,784
Weighted-average interest rate	3.36%	4.30%	3.35%
Included in restricted cash	$—	$—	$51,518	$51,518	$51,518
Weighted-average interest rate	—	—	1.69%

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

At December 31, 2004, we held forward contracts in notional amounts totaling approximately $54.5 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All hedge contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

VeriSign’s financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a)1 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplemental Data (Unaudited)

The following tables set forth unaudited quarterly supplementary data for the two-year period ended December 31, 2004:

	2004
	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)	Year Ended December 31
	(In thousands, except per share data)
Revenues	$229,113	$256,045	$325,311	$355,986	$1,166,455
Total costs and expenses	214,215	217,527	292,875	310,110	1,034,727
Operating income	14,898	38,518	32,436	45,876	131,728
Net income	9,070	21,945	40,398	114,812	186,225
Basic net income per share (1)	0.04	0.09	0.16	0.45	0.74
Diluted net income per share (1)	0.04	0.09	0.16	0.43	0.72

	2003
	First Quarter (6)	Second Quarter (7)	Third Quarter (8)	Fourth Quarter (9)	Year Ended December 31
	(In thousands, except per share data)
Revenues	$269,758	$265,299	$268,123	$251,600	$1,054,780
Total costs and expenses	304,448	409,654	297,038	271,890	1,283,030
Operating loss	(34,690)	(144,355)	(28,915)	(20,290)	(228,250)
Net loss	(53,436)	(142,850)	(31,303)	(32,290)	(259,879)
Basic net loss per share (1)	(0.22)	(0.60)	(0.13)	(0.13)	(1.08)
Diluted net loss per share (1)	(0.22)	(0.60)	(0.13)	(0.13)	(1.08)

(1)	Net income (loss) per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(2)	Results include a $15.5 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal of abandonment of property and equipment, exit costs and other charges and $3.3 million of investment impairments, net of realized gains.
(3)	Results include a $3.6 million credit for net restructuring charges and $0.3 million of investment impairments, net of realized gains.

(4)	Results include a $7.7 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal of abandonment of property and equipment, exit costs and other charges and $4.6 million of investment impairments, net of realized gains.
(5)	Results include a $5.2 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal of abandonment of property and equipment, exit costs and other charges, and a $74.9 million gain related to the sale of stock in our VeriSign Japan subsidiary.
(6)	Results include a $16.5 million charge for the net impairment of investments and a $20.5 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal or abandonment of property and equipment, exit costs and other charges.
(7)	Results include a $123.2 million charge for the impairment of goodwill and other intangible assets and $10.9 million of other charges for the termination of a lease.
(8)	Results include a $30.2 million charge for the impairment of goodwill and other intangible assets.
(9)	Results include a $43.2 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal or abandonment of property and equipment and exit costs and other charges, a $2.9 million gain on the sale of Network Solutions, Inc., and a $10.0 million expense related to litigation settlements.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of December 31, 2004, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control Over Financial Reporting

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I, Item 4A) of this Annual Report on Form 10-K. Information regarding our directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned “Proposal No. 1—Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance, respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. This information is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” is located on our website at www.verisign.com/verisign-inc/vrsn-investors/index.html.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1.	Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets As of December 31, 2004 and 2003

•	Consolidated Statements of Operations For the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

(a)  Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares In Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals				X

3.01	Third Amended and Restated Certificate of Incorporation of the Registrant	S-1	1/29/98	3.02

3.02	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 1999	S-8	7/15/99	4.03

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.03	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated June 8, 2000	S-8	6/14/00	4.03

3.04	Amended and Restated Bylaws of Registrant, effective December 18, 2002	10-Q	5/14/03	3.1

4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A	9/30/02	4.01

4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	3/19/03	4.02

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	10-K	3/31/03	10.02

10.02	Registrant’s 1995 Stock Option Plan, as amended through 8/6/96	S-1	1/29/98	10.06

10.03	Registrant’s 1997 Stock Option Plan	S-1	1/29/98	10.07

10.04	Registrant’s 1998 Equity Incentive Plan, as amended through 2/8/05				X

10.05	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement	10-Q	11/14/03	10.1

10.06	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement				X

10.07	Registrant’s 1998 Directors Stock Option Plan, as amended through 5/22/03, and form of stock option agreement	S-8	6/23/03	4.02

10.08	Summary of Director’s Compensation Benefits, effective 7/1/04				X

10.09	Registrant’s 1998 Employee Stock Purchase Plan, as amended through 10/22/03	S-8	8/4/04	4.01

10.10	Registrant’s 2001 Stock Incentive Plan, as amended through 11/22/02	10-K	3/31/03	10.08

10.11	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.12	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

10.13	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.14	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.15*	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation	S-1	1/29/98	10.18

10.16*	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/29/98	10.19

10.17	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.18	Employment Offer Letter Agreement between the Registrant and Stratton Sclavos dated as of June 12, 1995, as amended October 4, 1995	S-1	1/29/98	10.28

10.19	Employment Offer Letter from the Registrant to Vernon Irvin dated May 22, 2003	10-Q	8/14/03	10.1

10.20	Severance Agreement between the Registrant and Terry Kremian dated June 6, 2003	10-Q	8/14/03	10.2

10.21	Transaction Bonus and Retention Agreement between the Registrant and W. G. Champion Mitchell dated May 20, 2003	10-K	3/15/04	10.23

10.22	.com Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.3

10.23	.net Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.4

10.24	.org Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.5

10.25	Amendment No. 24 to Cooperative Agreement #NCR 92-18742 between the DOC and Network Solutions, Inc.	8-K	6/1/01	99.6

10.26	Deed of Lease between TST Waterview I, L.L.C. and the Registrant dated as of July 19, 2001	10-Q	11/14/01	10.01

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Registered Independent Public Accounting Firm				X

31.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(a)				X

31.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)				X

32.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**				X

32.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 15th day of March 2005.

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

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2005:

Signature	Title

/s/ STRATTON D. SCLAVOS Stratton D. Sclavos	President, Chief Executive Officer and Chairman of the Board

/s/ DANA L. EVAN Dana L. Evan	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal finance and accounting officer)

/s/ D. JAMES BIDZOS D. James Bidzos	Vice Chairman of the Board

/s/ WILLIAM L. CHENEVICH William Chenevich	Director

/s/ KEVIN R. COMPTON Kevin R. Compton	Director

/s/ SCOTT G. KRIENS Scott G. Kriens	Director

/s/ LEN J. LAUER Len J. Lauer	Director

/s/ ROGER H. MOORE Roger H. Moore	Director

/s/ GREGORY L. REYES Gregory L. Reyes	Director

/s/ WILLIAM A. ROPER, JR. William A. Roper, Jr.	Director

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign are provided in this separate section. The consolidated financial statements included in this section are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that VeriSign, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, VeriSign, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of VeriSign, Inc. and subsidiaries as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 15, 2005

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
A S S E T S	2004	2003
Current assets:
Cash and cash equivalents	$330,641	$301,593
Short-term investments	406,784	422,093
Accounts receivable, net of allowance for doubtful accounts of $11,450 in 2004 and $13,993 in 2003	198,317	100,120
Prepaid expenses and other current assets	51,324	45,935
Deferred tax assets	19,057	10,987

Total current assets	1,006,123	880,728

Property and equipment, net	512,621	520,219
Goodwill	725,427	401,371
Other intangible assets, net	243,838	216,665
Restricted cash	51,518	18,371
Long-term note receivable	39,956	34,009
Long-term investments	6,809	21,749
Other assets, net	6,582	7,426

Total long-term assets	1,586,751	1,219,810

Total assets	$2,592,874	$2,100,538

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$382,025	$291,392
Accrued restructuring costs	11,696	18,331
Deferred revenue	305,874	245,483

Total current liabilities	699,595	555,206

Long-term deferred revenue	107,595	93,311
Long-term accrued restructuring costs	19,276	30,240
Other long-term liabilities	6,815	8,978
Deferred tax liabilities	31,319	321

Total long-term liabilities	165,005	132,850

Total liabilities	864,600	688,056
Minority interest in subsidiaries	36,277	28,829
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 253,341,383, excluding 6,164,017 shares held in treasury, at December 31, 2004; 241,829,274, excluding 1,690,000 shares held in treasury, at December 31, 2003	253	242
Additional paid-in capital	23,253,111	23,128,095
Unearned compensation	(6,127)	(2,628)
Accumulated deficit	(21,553,829)	(21,740,054)
Accumulated other comprehensive loss	(1,411)	(2,002)

Total stockholders’ equity	1,691,997	1,383,653

Total liabilities and stockholders’ equity	$2,592,874	$2,100,538

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$1,166,455	$1,054,780	$1,221,668

Costs and expenses:
Cost of revenues	444,759	446,207	571,367
Sales and marketing	253,480	195,330	248,170
Research and development	67,346	55,806	48,353
General and administrative	164,922	168,380	172,123
Restructuring and other charges	24,780	74,633	88,574
Impairment of goodwill	—	81,885	4,387,009
Impairment of other intangible assets	—	71,534	223,844
Amortization of other intangible assets	79,440	182,086	283,861
Sale of business and litigation settlements	—	7,169	—

Total costs and expenses	1,034,727	1,283,030	6,023,301

Operating income (loss)	131,728	(228,250)	(4,801,633)

Other income (expense), net:
Gain on sale of VeriSign Japan stock	74,925	—	—
Interest and investment income (loss)	10,151	(8,830)	(148,946)
Other income (expense), net	(2,999)	554	(343)

Total other income (expense), net	82,077	(8,276)	(149,289)

Income (loss) before income taxes	213,805	(236,526)	(4,950,922)
Income tax expense	27,580	23,353	10,375

Net income (loss)	$186,225	$(259,879)	$(4,961,297)

Net income (loss) per share:
Basic	$0.74	$(1.08)	$(20.97)

Diluted	$0.72	$(1.08)	$(20.97)

Shares used in per share computation:
Basic	250,564	239,780	236,552

Diluted	257,992	239,780	236,552

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Common stock:
Balance, beginning of year:
241,829,274 shares at January 1, 2004
237,510,063 shares at January 1, 2003
234,358,114 shares at January 1, 2002	$242	$238	$234
Issuance of common stock for business combinations:
9,282,349 shares in 2004	9	—	—
Issuance of common stock under employee stock purchase plan:
2,312,572 shares in 2004
1,997,230 shares in 2003
645,595 shares in 2002	2	2	1
Exercise of common stock options:
4,391,205 shares in 2004
2,321,981 shares in 2003
2,506,354 shares in 2002	4	2	3
Repurchase of common stock:
4,474,017 shares in 2004	(4)	—	—

Balance, end of year:
253,341,383 shares at December 31, 2004
241,829,274 shares at December 31, 2003
237,510,063 shares at December 31, 2002	253	242	238

Additional paid-in capital:
Balance, beginning of year	23,128,095	23,072,212	23,051,546
Issuance of common stock and common stock options for business combinations	165,632	—	—
Issuance of common stock under employee stock purchase plan	13,961	10,658	7,546
Income tax benefit from exercise of employee stock options	4,748	5,004	—
Exercise of common stock options	49,756	21,018	13,120
Gain on issuance of consolidated subsidiary stock	—	17,272	—
Issuance of restricted stock	4,172	1,931	—
Repurchase of common stock	(113,253)	—	—

Balance, end of year	23,253,111	23,128,095	23,072,212

Notes receivable from stockholders:
Balance, beginning of year	—	—	(252)
Write-off of notes receivable	—	—	252

Balance, end of year	—	—	—

Unearned compensation:
Balance, beginning of year	(2,628)	(8,086)	(27,042)
Unearned compensation resulting from business combinations	(2,463)	—	—
Issuance of restricted stock	(4,172)	(1,931)	—
Amortization of unearned compensation	3,136	7,389	18,956

Balance, end of year	(6,127)	(2,628)	(8,086)

Accumulated deficit:
Balance, beginning of year	(21,740,054)	(21,480,175)	(16,518,878)
Net income (loss)	186,225	(259,879)	(4,961,297)

Balance, end of year	(21,553,829)	(21,740,054)	(21,480,175)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(2,002)	(4,764)	466
Translation adjustments	4,104	1,454	(1,689)
Change in unrealized gain (loss) on investments, net of tax	(3,513)	1,308	(3,541)

Balance, end of year	(1,411)	(2,002)	(4,764)

Total stockholders’ equity	$1,691,997	$1,383,653	$1,579,425

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$186,225	$(259,879)	$(4,961,297)
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(3,462)	1,307	(847)
Reclassification adjustment for (gains) losses included in net income	(51)	1	(2,694)
Translation adjustments	4,104	1,454	(1,689)

Net gain (loss) recognized in other comprehensive income	591	2,762	(5,230)

Comprehensive income (loss)	$186,816	$(257,117)	$(4,966,527)

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$186,225	$(259,879)	$(4,961,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	85,641	114,475	105,482
Amortization and impairment of other intangible assets and goodwill	79,440	335,505	4,894,714
Provision for doubtful accounts	689	6,055	42,712
Non-cash restructuring and other charges	19,954	27,634	41,868
Reciprocal transactions for purchases of property and equipment	—	—	(6,375)
Net loss on sale and impairment of investments	8,200	16,541	162,469
Gain on sale of VeriSign Japan stock	(74,925)	—	—
Minority interest in net income of consolidated subsidiary	2,618	474	416
Tax benefit associated with stock options	4,748	5,004	—
Deferred income taxes	(8,390)	3,321	10,375
Amortization of unearned compensation	3,136	7,390	18,956
Loss on disposal of property and equipment	—	388	2,220
Gain on sale of business	—	(2,862)	—
Changes in operating assets and liabilities:
Accounts receivable	(65,822)	27,950	158,757
Prepaid expenses and other current assets	9,596	12,753	(34,295)
Accounts payable and accrued liabilities	44,911	38,147	(48,587)
Deferred revenue	69,317	25,544	(147,324)

Net cash provided by operating activities	365,338	358,440	240,091

Cash flows from investing activities:
Purchases of investments	(1,083,203)	(627,278)	(161,102)
Proceeds from maturities and sales of investments	1,067,258	334,472	437,460
Purchases of property and equipment	(92,532)	(108,034)	(176,233)
Proceeds from sale of VeriSign Japan stock	78,317	—	—
Proceeds from sale of business	—	57,621	—
Cash paid for business combinations, net of cash acquired	(246,356)	(16,052)	(348,643)
Merger related costs	(7,420)	(5,120)	(53,554)
Other assets	(927)	(4,171)	4,448

Net cash used in investing activities	(284,863)	(368,562)	(297,624)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	62,426	31,680	20,670
Repurchase of common stock	(113,257)	—	—
Proceeds from sale of consolidated subsidiary stock	850	37,403	268
Repayment of debt	(4,491)	(13,199)	(615)

Net cash (used in) provided by financing activities	(54,472)	55,884	20,323

Effect of exchange rate changes	3,045	1,326	(1,689)

Net (decrease) increase in cash and cash equivalents	29,048	47,088	(38,899)
Cash and cash equivalents at beginning of year	301,593	254,505	293,404

Cash and cash equivalents at end of year	$330,641	$301,593	$254,505

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Issuance of common stock for business combinations	$165,641	$—	$—

Unrealized gain (loss) on investments, net of tax	$(3,513)	$1,308	$(3,541)

Cash paid for income taxes	$26,497	$12,304	$23,011

See accompanying notes to consolidated financial statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“VeriSign” or “the Company”), a Delaware corporation, is a leading provider of intelligent infrastructure services that enable people and businesses to find, connect, secure, and transact across complex global networks. Through the Company’s Internet Services Group and Communications Services Group, VeriSign offers a variety of internet and communications-related services, including internet security services, naming and directory services, network connectivity and interoperability services, intelligent database services, mobile content and application services, clearing and settlement services, and billing and payment services. VeriSign markets its products and services through its direct sales force, telesales operations, member organizations in its global affiliate network, value-added resellers, service providers, and its Web sites.

VeriSign is currently organized into two reportable segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Security Services business and the Naming and Directory Services business. The Security Services business provides products and services that enable enterprises and service providers to establish and deliver secure Internet-based services to customers, and the Naming and Directory Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs. The Communications Services Group provides network connectivity and interoperability services, intelligent data base services, mobile content and application services, and billing and payment services to telecommunications carriers and other users. During 2003, VeriSign derived its revenues from three reportable segments, the two described above, and the Network Solutions business segment, through which VeriSign provided domain name registration, and value added services such as business email, websites, hosting and other web presence services. Effective November 25, 2003, VeriSign completed the sale of its Network Solutions business to Pivotal Private Equity and realigned its operations into the Internet Services Group and the Communications Services Group.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after the elimination of intercompany accounts and transactions. On June 17, 2004, VeriSign acquired the 49% minority interest in VeriSign Australia Limited, which is now a wholly-owned subsidiary. As of December 31, 2004, VeriSign owned approximately 54% of the outstanding shares of capital stock of its consolidated subsidiary, VeriSign Japan K.K. The minority interest’s proportionate share of income or loss is included in other income (expense) in the consolidated statement of operations. Changes in VeriSign’s proportionate share of the net assets of VeriSign Japan K.K. resulting from sales of capital stock by the subsidiary are accounted for as equity transactions.

Use of Estimates

The discussion and analysis of VeriSign’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring, royalty liabilities, and deferred taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

VeriSign considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts.

Short-Term Investments

All investments with original maturities greater than three months and with maturities less than one year from the balance sheet date are considered short-term investments. Short-term investments also include market auction preferred securities that have reauction periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days. Investments with maturities greater than one year from the balance sheet date are considered long-term investments.

VeriSign invests in debt and equity securities of companies for business and investment purposes. Investments in public companies are classified as “available-for-sale” and are included in short-term investments in the consolidated financial statements. These investments are carried at fair value based on quoted market prices. VeriSign reviews its investments in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in its fair value. VeriSign considers the investee company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity and management, among other factors, in its review. If it is determined that an other-than-temporary decline in fair value exists in a marketable equity security, VeriSign records an investment loss in its consolidated statement of operations.

Fair Value of Financial Instruments

The fair value of VeriSign’s cash equivalents and short-term investments, accounts receivable, long-term investments, accounts payable and long-term debt approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties.

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statement of operations. During 2004, 2003 and 2002, VeriSign determined that the decline in value of certain of its public and non-public equity investments was other-than-temporary and recorded net impairments of these investments totaling $8.2 million, $16.5 million, and $162.5 million, respectively.

Occasionally, VeriSign may recognize revenues from companies in which it also has made an investment amounting to less than 20% of their outstanding equity. In addition to its normal revenue recognition policies, VeriSign also considers the amount of other third-party investments in the company, its earnings and revenue

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

outlook, and its operational performance in determining the propriety and amount of revenues to recognize. If the investment is made in the same quarter that revenues are recognized, VeriSign looks to the investments of other third parties made at that time to establish the fair value of VeriSign’s investment in the company as well as to support the amount of revenues recognized. VeriSign typically makes its investments with others where its investment is less than 50% of the total financing round. VeriSign’s policy is not to recognize revenue in excess of other investors’ financing of the company. These arrangements are independent relationships and are not terminable unless the terms of the agreements are violated. VeriSign recognized revenues totaling $51.7 million in 2004, $14.2 million in 2003 and $27.1 million in 2002 from customers, including VeriSign Affiliates and Network Solutions, in which it holds an equity investment.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. VeriSign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. VeriSign regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and its collection history with each customer. VeriSign reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, VeriSign maintains a general reserve for certain invoices by applying a percentage based on the age category. VeriSign also monitors its accounts receivable for concentration to any one customer, industry or geographic region. To date VeriSign’s receivables have not had any particular concentrations that, if not collected, would have a significant impact on operating income. VeriSign requires all acquired companies to adopt its credit policies. The allowance for doubtful accounts represents VeriSign’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

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

Capitalized Software

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Development costs incurred in the research and development of new software products, and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. VeriSign’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no such costs have been capitalized.

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. In 2004 and 2003, VeriSign capitalized

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

$14.6 million and $13.9 million, respectively, of implementation and consulting services from third parties for software that is used internally. In 2004 and 2003, VeriSign capitalized $10.5 million and $17.7 million, respectively, of costs related to internally developed software.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized on a straight-line basis over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Provision for royalty liabilities for intellectual property rights

Certain of our mobile content services utilize intellectual property owned or held under license by others. Where we have not yet entered into a license agreement with a holder, we record a provision for royalty payments that we estimate will be due once a license agreement is concluded. We estimate the royalty payments based on the prevailing royalty rate for the type of intellectual property being utilized. Our estimates could differ materially from the actual royalties to be paid under any definitive license agreements that may be reached due to changes in the market for such intellectual property, such as a change in demand for a particular type of content, in which case we would record a royalty expense materially different than our estimate.

Foreign Currency Translation and Hedging Instruments

VeriSign transacts business in multiple foreign currencies. The functional currency for most of VeriSign’s international subsidiaries is the U.S. Dollar. The subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in operating results.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

The financial statements of the subsidiaries for which the local currency is the functional currency are translated into U.S. Dollars using the current rate for assets and liabilities and a weighted-average rate for the period for revenues and expenses. The cumulative translation adjustment that results from this translation is included in accumulated other comprehensive income (loss) which is a separate component of stockholders’ equity.

VeriSign transacts business in foreign countries in U.S. Dollars as well as multiple foreign currencies. In the fourth quarter of 2003, VeriSign initiated a foreign currency risk management program, using forward currency contracts to eliminate, reduce, or transfer selected foreign currency risks. Forward contracts are limited to durations of less than 12 months. All derivatives were recorded at fair value on the balance sheet. Gains and losses resulting from changes in fair value were accounted for in operations during 2004.

Revenue Recognition

During 2004, we derived our revenues from two reportable segments: (i) the Internet Services Group, which consists of the Security Services business and the Naming and Directory Services business; and (ii) the Communications Services Group, which consists of the network connectivity and interoperability services, intelligent database services, the mobile content and application services business, and the clearing and settlement services business. Unless otherwise noted below, VeriSign’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

The revenue recognition policy for each of these categories is as follows:

Internet Services Group

Security Services

Revenues from the Security Services business are comprised of security services including managed security services and authentication services for enterprises.

Managed Security Services (“MSS”).    Revenues from managed security services primarily consist of a set-up fee and a monthly service fee for the managed security service. Revenues from set-up fees are deferred and recognized ratably over the period that the fees are earned and revenues from the monthly service fees are recognized in the period in which the services are provided.

We also provide global security consulting services to help enterprises assess, design, and deploy network security solutions. Revenues from global security consulting services are recognized using either the percentage-of-completion method or on a time-and-materials basis as work is performed. Percentage-of-completion is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. We have a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials are recognized as services are performed.

Authentication Services.    Revenues from the sale of authentication and security services primarily consist of a set-up fee, annual managed service and per seat license fee. Revenues from the fees are deferred and

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

recognized ratably over the term of the license, generally 12 to 36 months. Post-contract customer support (“PCS”) is bundled with authentication and security services licenses and recognized over the license term.

VeriSign Affiliate PKI Software and Services.    VeriSign Affiliate PKI Software and Services are for digital certificate technology and business process technology. Revenues from the VeriSign Affiliate PKI Software and Services are derived from arrangements involving multiple elements including PCS and other services. These software licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up-front once all criteria for revenue recognition have been met.

We recognize revenues from VeriSign Affiliate PKI Software and Services in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. We define each of these four criteria as follows:

•	Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a standard license arrangement with us.

•	Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Electronic delivery is deemed to have occurred upon download by the customer from an FTP server. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered or accepted, if applicable.

•	The fee is fixed or determinable. It is our policy to not provide customers the right to a refund of any portion of their paid license fees. We may agree to payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customer’s financial position and ultimately their ability to pay. If we determine from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenues are recognized as cash is collected.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

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

We also receive ongoing royalties from each Digital Certificate or Authentication Service sold by the VeriSign Affiliate to an end user. We recognize the royalties from affiliates over the term of the digital certification or authentication service to which the royalty relates which is generally 12 to 24 months.

Commerce Security Services.    Revenues from the sale or renewal of digital certificates for commerce security services are deferred and recognized ratably over the life of the digital certificate, generally 12 to 24 months.

Digital Brand Management Services.    Revenues from digital brand management services include our domain name registration services and our brand monitoring services. Revenues from the registration fees are deferred and recognized ratably over the registration term and the revenues from the brand monitoring services are recognized ratably over the periods in which the services are provided.

Secure Payments Services.    Revenues from secure payments services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. Revenues from set-up fees are deferred and recognized ratably over the period that the fees are earned. Revenues from the service fees are recognized ratably over the periods in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

Naming and Directory Services

VeriSign’s Naming and Directory Services revenues primarily include our domain name registry services for the .com and .net gTLDs and certain ccTLDs, and managed domain name services.

Domain Name Registry Services.    Domain name registration revenues consist primarily of registration fees charged to registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

Communications Services Group

Revenues from our communications service group are comprised of network connectivity and interoperability services, intelligent database services, mobile content and application services, clearing and settlement services, and billing and payment services for wireline and wireless telecommunications carriers, cable companies, enterprise customers, and other users.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Network Connectivity and Interoperability Services

Through our network connectivity and interoperability services, we provide SS7 Connectivity and Signaling, Seamless Roaming for Wireless and Intelligent Database and Directory Services which provides for connections and services that signal and route information within and between telecommunication carrier networks.

SS7 Connectivity and Signaling.    Network connectivity revenues are derived from establishing and maintaining connection to our SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, along with trunk signaling service fees, which are charged monthly based on the number of switches to which a customer signals.

Wireless Roaming.    Revenues from wireless account management services and unregistered wireless roaming services are based on the revenue retained by us and recognized in the period in which such calls are processed on a per-minute or per-call basis.

Intelligent Database Services

Intelligent Database Services revenues include Number Portability, Caller Name Identification, Toll-free Database Services and TeleBlock Do Not Call which are derived primarily from monthly database administration and database query services and are charged and recognized on a per-use or per-query basis.

Mobile Content and Application Services

Mobile content services revenues are derived by providing mobile content services including content, aggregation, formatting, mediation and billing and payment services. Revenues from mobile content services primarily consist of monthly subscriber fees for content services. We also provide content services on a transaction basis and recognize revenue upon delivery. For mobile content services revenues, we record the revenue net of the fees from our wireless carriers in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

Revenues from application services are derived by providing global and short messaging services between carrier systems and devices, and across disparate networks and technologies so the carriers customers can exchange messages outside their carrier’s network. Revenues from application services primarily represent fees charged for the messaging services either based on a monthly fee or number of messages processed.

Clearing and Settlement Services

The Communications Services Group also offers advanced billing and customer care services to wireline and wireless carriers. Our advanced billing and customer care services include:

Wireline and Wireless Clearinghouse Services.    Clearinghouse Services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse Services revenues are earned based on the number of messages processed. Included in prepaid expenses and other current assets are amounts due from customers that are related to our telecommunications services for third-party network access, data base charges and clearinghouse toll amounts that have been invoiced and remitted to the customer.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Billing and Payment Services

Revenues from billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by our wireless carrier customers.

Reciprocal Arrangements

On occasion, VeriSign has purchased goods or services for its operations from organizations at or about the same time that VeriSign licensed its software to these organizations. These transactions are recorded at terms VeriSign considers to be fair value. For these reciprocal arrangements, VeriSign considers Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and EITF Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the arrangement is a monetary or non-monetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB Opinion No. 29 and EITF Issue No. 01-02. Monetary transactions and non-monetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, provided that fair values are determinable within reasonable limits. In determining fair value, VeriSign considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues from such transactions may be recognized over a period of time as the products or services are received. For non-monetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

VeriSign has not entered into any new reciprocal arrangements since the first quarter of 2002. Revenues recognized under reciprocal arrangements were approximately $3.0 million in 2004, of which $2.2 million involved non-monetary transactions, approximately $3.8 million in 2003, of which $2.7 million involved non-monetary transactions, and approximately $14.0 million in 2002, of which $9.7 million involved non-monetary transactions, as defined above.

Advertising Expense

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense was $90.8 million in 2004, $26.9 million in 2003, and $52.1 million in 2002.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Stock Compensation Plans and Unearned Compensation

As of December 31, 2004, VeriSign has four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and net income (loss) per share if VeriSign had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss), as reported	$186,225	$(259,879)	$(4,961,297)
Add: Unearned compensation, net of tax	3,136	7,391	18,953
Deduct: Equity-based compensation determined under the fair value method for all awards, net of tax	(139,953)	(223,266)	(240,731)

Pro forma net income (loss)	$49,408	$(475,754)	$(5,183,075)

Basic:
As reported	$0.74	$(1.08)	$(20.97)
Pro forma equity-based compensation	(0.54)	(0.90)	(0.94)

Pro forma net income (loss) per share	$0.20	$(1.98)	$(21.91)

Diluted:
As reported	$0.72	$(1.08)	$(20.97)
Pro forma equity-based compensation	(0.53)	(0.90)	(0.94)

Pro forma net income (loss) per share	$0.19	$(1.98)	$(21.91)

The fair value of stock options and Employee Stock Purchase Plan options was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Employee Stock Purchase Plan options for each period presented:

	Year Ended December 31,
	2004	2003	2002
Stock options:
Volatility	82%	100%	110%
Risk-free interest rate	2.81%	2.00%	3.96%
Expected life	2.9 years	2.6 years	3.5 years
Dividend yield	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	53%	94%	110%
Risk-free interest rate	2.22%	1.49%	1.98%
Expected life	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero

The weighted-average fair value of stock options granted was $10.80, $9.00 and $11.97 during 2004, 2003 and 2002, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The following table summarizes the changes in the components of accumulated other comprehensive loss during 2003 and 2004:

	Foreign Currency Translation Adjustments Gain (Loss)	Unrealized Gain (Loss) On Investments, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2002	$(4,761)	$(3)	$(4,764)
Changes	1,454	1,308	2,762

Balance, December 31, 2003	$(3,307)	$1,305	$(2,002)
Changes	4,104	(3,513)	591

Balance, December 31, 2004	$797	$(2,208)	$(1,411)

Concentration of Credit Risk

Financial instruments that potentially subject VeriSign to significant concentrations of credit risk consist principally of cash, cash equivalents, short and long-term investments and accounts receivable. VeriSign maintains its cash, cash equivalents and investments in marketable securities with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. In addition, the portfolio of investments in marketable securities conforms to VeriSign’s policy regarding concentration of investments, maximum maturity and quality of investment. Concentration of credit risk with respect to accounts receivable is limited by the diversity of the customer base and geographic dispersion. VeriSign also performs ongoing credit evaluations of its customers and generally requires no collateral. VeriSign maintains an allowance for potential credit losses on its accounts receivable. The following table summarizes the changes in the allowance for doubtful accounts:

	2004	2003	2002
	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$13,993	$27,853	$24,290
Add: additions to allowance	689	6,055	42,712
Less: uncollectible amounts written off	(3,232)	(19,915)	(39,149)

Balance, end of year	$11,450	$13,993	$27,853

Reclassifications

Certain reclassifications to VeriSign’s Consolidated Financial Statements have been made to conform to the 2004 presentation. VeriSign reclassified prior period financial statements to reflect investments in market auction preferred securities as short-term investments rather than cash and cash equivalents. VeriSign invests in market auction preferred securities with reauction periods of 90 days or less, and the maturities of the instruments underlying the market auction preferred securities are generally more than 90 days from the balance sheet date (“Securities”). VeriSign previously considered investments in Securities as cash equivalents based on the reauction period; however, VeriSign has reclassified the investments in the Securities because the maturities of

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

the underlying instruments are greater than 90 days from the balance sheet dates. For the Consolidated Balance Sheet as of December 31, 2003, VeriSign has reclassified Securities of $92.2 million from cash equivalents to short-term investments.

In addition, VeriSign previously excluded purchases and sales of Securities from the Consolidated Statements of Cash Flows because the Securities were classified as cash equivalents. Purchases of investments in the Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 have been adjusted to include $53.8 million, $180.8 million and $29.0 million of purchases of Securities, and proceeds from maturities and sales of investments for the years ended December 31, 2004, 2003 and 2002 have been adjusted to include $146.0 million, $116.4 million and $13.9 million of sales and maturities of Securities.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in their consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. VeriSign is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock Compensation Plans and Unearned Compensation” above for further information regarding the pro forma net income (loss) and net income (loss) per share amounts, for 2002 through 2004, as if VeriSign had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, VeriSign is evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on their consolidated statements of operations and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. Pursuant to the AJCA, VeriSign will not be able to claim this tax benefit until the first quarter of fiscal 2006. The Company does not expect the adoption of these new tax provisions to have a material impact on their consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not expect the adoption of these new tax provisions to have a material impact on their consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. VeriSign does not expect the adoption of EITF 03-1 will have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2.	Business Combinations

Jamba!

In June 2004, VeriSign completed its acquisition of Jamba!, a privately held provider of mobile content services. VeriSign’s purchase price of $266.2 million for all the outstanding shares of capital stock of Jamba! consisted of approximately $178 million in cash consideration, approximately $5.9 million in direct transaction costs, and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Jamba!’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Jamba!, VeriSign recorded goodwill of $187.8 million and intangible assets of $83.9 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer carriers a comprehensive wireless data utility by combining Jamba!’s current capabilities with VeriSign’s existing communications services platforms. None of the goodwill for Jamba! is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Jamba! is 4.2 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Guardent

In February 2004, VeriSign completed its acquisition of Guardent, a privately held provider of managed security services. VeriSign paid approximately $135 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Guardent’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Guardent, VeriSign recorded goodwill of $114.1 million and intangible assets of $22.2 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. VeriSign attributes the goodwill in this transaction to management’s belief that the acquisition is a strategic fit with its existing business and will create an unmatched breadth of service and consulting offerings, delivered from a global infrastructure that is highly scalable and offers reliable, state-of-the-art managed security services. None of the goodwill for Guardent is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Guardent is 4.5 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

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

H.O. Systems, Inc.

In February 2002, VeriSign completed its acquisition of H.O. Systems, Inc., a provider of billing and customer care solutions to wireless telecommunications carriers, to complement VeriSign’s acquisition of Illuminet Holdings, Inc., a provider of telecommunications services. VeriSign paid approximately $350 million in cash for all of the outstanding stock of LiveWire Corp., H.O. Systems’ parent company, for the purchase of H.O. Systems. The total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. VeriSign recorded goodwill of approximately $212.9 million and other intangible assets of approximately $210.3 million as a result of this acquisition. VeriSign subsequently reduced the carrying value of these amounts as a result of their annual impairment tests in accordance with SFAS No. 142. Other intangible assets, which includes installed customer

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

base, technology in place and trade names, are being amortized over a six-year period. Goodwill is not amortized but is being tested for impairment at least annually. H.O. Systems’ results of operations have been included in the consolidated financial statements from its date of acquisition. The goodwill has been assigned to the Communications Services Group segment. Portions of the goodwill and other intangible assets for H.O. Systems are deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of H.O. Systems is 6.0 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	February 5, 2002	Amortization Period
	(In thousands)	(Years)
Current assets	$29,791	—
Property and equipment, net	28,513	—
Other long-term assets	201	—
Goodwill	212,923	—
Customer base	110,040	6
Technology in place	98,380	6
Trade name	1,850	6

Total assets acquired	481,698

Current liabilities	(36,022)
Deferred income tax liabilities	(84,542)
Other long-term liabilities	(16,538)

Total liabilities assumed	(137,102)

Net assets acquired	$344,596

Note 3.	Gain on Sale of Business

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

The Network Solutions business provides domain name registrations, and value added services such as business email, websites, hosting and other web presence services. Approximately 580 former VeriSign employees became employed by the Network Solutions business as a result of the transaction. In connection with the sale, VeriSign assigned the lease for its facility located in Drums, Pennsylvania to the purchaser and subleased certain facilities located in Herndon, Virginia to the purchaser.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

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

Workforce reduction.    VeriSign recorded restructuring charges related to workforce reduction in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43” since benefits were provided pursuant to a formal severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these restructuring charges has met the four requirements of SFAS No. 112 which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. The 2003 restructuring plan resulted in a workforce reduction of approximately 100 employees across all segments in the fourth quarter of 2003. VeriSign adjusted the workforce reduction charges relating primarily to severance and fringe benefits. All severance related charges will be paid by the end of 2005.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Excess facilities.    Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary. VeriSign recorded additional charges for excess facilities located in the United States and Europe that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs primarily related to the Network Solutions segment. In 2004, VeriSign recorded adjustments to its excess facilities accrual due to a change in lease obligations for a facility.

Exit costs.    VeriSign recorded other exit costs primarily relating to the realignment of its Communications Services Group segment.

Other charges.    Property and equipment that was disposed of or abandoned in 2004 consisted primarily of obsolete telecommunications computer software and other equipment related to the Communications Services Group segment.

Restructuring and other charges recorded during the year ended December 31, 2004 and 2003 relating to the 2003 restructuring plan are as follows:

	Year Ended December 31,
	2004	2003
	(In thousands)
Workforce reduction	$1,053	$5,724
Excess facilities	2,749	28,303
Exit costs	956	1,039

Subtotal	4,758	35,066
Other charges	20,287	19,086

Total restructuring and other charges	$25,045	$54,152

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

As of December 31, 2004, the accrued liability associated with the 2003 restructuring plan was $22.4 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2003	Gross Restructuring and Other Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Restructuring Accrual Related to Acquisitions	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at December 31, 2004
	(In thousands)
Workforce reduction	$5,396	$3,383	$(2,330)	$1,053	$—	$(25)	$(5,085)	$1,339
Excess facilities	26,392	4,270	(1,521)	2,749	311	85	(8,851)	20,686
Exit costs	—	956	—	956	—	1	(849)	108

Subtotal	$31,788	$8,609	$(3,851)	$4,758	$311	$61	$(14,785)	$22,133
Other charges	564	20,526	(239)	20,287	—	(20,037)	(511)	303

Total restructuring and other charges	$32,352	$29,135	$(4,090)	$25,045	$311	$(19,976)	$(15,296)	$22,436

Included in current portion of accrued restructuring costs	$11,835							$8,711

Included in long term restructuring costs	$20,517							$13,725

2002 Restructuring Plan

In April 2002, VeriSign announced plans to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other charges.

Workforce reduction.    VeriSign’s 2002 restructuring plan resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. Workforce reduction charges related primarily to severance and fringe benefits.

Excess facilities.    Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary. VeriSign recorded charges and adjustments for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs.

Exit costs.    VeriSign recorded other exit costs consisting of the write-off of prepaid license fees associated with products that were originally intended to be incorporated into VeriSign’s product offerings but were subsequently abandoned as a result of the decision to restructure.

Other charges.    As part of our efforts to rationalize, integrate and align resources, VeriSign recorded other charges during 2002 relating primarily to the write-off of prepaid marketing assets associated with discontinued advertising. Property and equipment that was disposed of or abandoned resulted in a net charge during 2003 and consisted primarily of computer software, leasehold improvements, and computer equipment.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Restructuring and other charges, net of adjustments, recorded during the years ended December 31, 2004, 2003 and 2002 associated with the 2002 restructuring plan are as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Workforce reduction	$(7)	$1,545	$6,207
Excess facilities	212	8,694	29,689
Exit costs and other charges	(470)	1,014	9,040

Subtotal	(265)	11,253	44,936
Other charges	—	9,228	43,638

Total restructuring and other charges	$(265)	$20,481	$88,574

As of December 31, 2004, the accrued liability associated with the 2002 restructuring plans was $8.5 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2003	Reversals and Adjustments to Restructuring Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at December 31, 2004
	(In thousands)
Workforce reduction	$53	$(7)	$3	$(49)	$—
Excess facilities	15,505	212	11	(7,342)	8,386
Exit costs	661	(470)	8	(49)	150

Total restructuring charges	16,219	(265)	22	(7,440)	8,536

Included in current portion of accrued restructuring costs	$6,496				$2,985

Included in long term restructuring costs	$9,723				$5,551

Reversals and adjustments to restructuring and other charges in 2004 were the result of a change in sublease assumptions for two building leases in Herndon, Virginia and an adjustment of international severance payments not taken against the liability.

Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms the longest of which extends through 2014.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Future cash payments and anticipated sublease income, related to lease terminations due to the abandonment of excess facilities are expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2005	$13,528	$(3,731)	$9,797
2006	9,708	(3,626)	6,082
2007	7,690	(4,109)	3,581
2008	5,361	(3,339)	2,022
2009	4,426	(3,172)	1,254
Thereafter	19,816	(13,480)	6,336

	$60,529	$(31,457)	$29,072

Note 5.	Cash, Cash Equivalents, Short and Long-Term Investments and Restricted Cash

VeriSign’s cash equivalents and short-term investments have been classified as available-for-sale. Cash, cash equivalents and short and long-term investments and restricted cash consist of the following:

	December 31, 2004
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$280,453	$—	$—	$280,453
Commercial paper	40,867	—	—	40,867
Corporate bonds and notes	140,761	12	(622)	140,151
Money market funds	9,088	—	—	9,088
U.S. government and agency securities	191,853	—	(1,131)	190,722
Municipal bonds	1,448	—	(11)	1,437
Asset-backed securities	75,163	8	(464)	74,707

	739,633	20	(2,228)	737,425

Included in cash and cash equivalents				$330,641

Included in short-term investments				$406,784

Long-term investments:
Debt and equity securities of non-public companies	6,809	—	—	6,809
Restricted cash	51,518	—	—	51,518

Total long-term investments and restricted cash	58,327	—	—	58,327

Total cash, cash equivalents, short and long-term investments, and restricted cash	$797,960	$20	$(2,228)	$795,752

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Gross realized losses on investments totaled $12.6 million in 2004 consisting of the impairment and sale of certain public and non-public equity investments. Gross realized gains on investments were $4.4 million in 2004. All investments with unrealized losses have been held less than 12 months.

	December 31, 2003
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$229,775	$—	$—	$229,775
Commercial paper	78,630	11	(1)	78,640
Corporate bonds and notes	30,458	128	(22)	30,564
Money market funds	6,993	—	—	6,993
U.S. government and agency securities	201,421	291	(41)	201,671
Municipal bonds	51,909	26	(22)	51,913
Asset-backed securities	5,647	3	(15)	5,635
Medium term notes	2,257	3	—	2,260
Foreign debt securities	13,084	16	(49)	13,051
Equity securities	1,779	—	—	1,779
Certificates of deposit	359	—	—	359
Market auction preferred	95,944	—	—	95,944
Placement bonds	5,089	13	—	5,102

	723,345	491	(150)	723,686

Included in cash and cash equivalents				$301,593

Included in short-term investments				$422,093

Long-term investments:
Debt and equity securities of non-public companies	19,724	—	—	19,724
Other	2,025	—	—	2,025

	21,749	—	—	21,749
Restricted cash	18,371	—	—	18,371

Total long-term investments and restricted cash	40,120	—	—	40,120

Total cash, cash equivalents and short and long-term investments, and restricted cash	$763,465	$491	$(150)	$763,806

Gross realized losses on investments totaled $17.0 million in 2003 consisting of the impairment and sale of certain public and non-public equity investments. Gross realized gains on investments were $0.5 million in 2003.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Note 6.	Property and Equipment

The following table presents detail of property and equipment:

	December 31,
	2004	2003
	(In thousands)
Land	$222,516	$222,500
Buildings	74,515	74,515
Computer equipment and purchased software	468,895	432,159
Office equipment, furniture and fixtures	24,893	16,783
Leasehold improvements	62,518	59,247

	853,337	805,204
Less accumulated depreciation and amortization	(340,716)	(284,985)

Property and equipment, net	$512,621	$520,219

Note 7.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments for the years ended December 31, 2004 and 2003:

	Internet Services Group	Communications Services Group	Network Solutions	Total
	(In thousands)
December 31, 2002	$76,785	$356,059	$234,467	$667,311
Impairments	(18,697)	(20,034)	(43,154)	(81,885)
Sale of Network Solutions	—	—	(191,313)	(191,313)
Other	(1,236)	8,494	—	7,258

December 31, 2003	56,852	344,519	—	401,371
Guardent acquisition	114,069	—	—	114,069
Jamba! acquisition	—	187,777	—	187,777
Other	18,506	3,704	—	22,210

December 31, 2004	$189,427	$536,000	$—	$725,427

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

VeriSign performed its annual impairment test as of June 30, 2004, 2003 and 2002. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets are valued using the income approach. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates.

There was no impairment charge for goodwill and other intangible assets from the annual impairment test conducted in June 2004. The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the second quarter of 2003. VeriSign recorded an additional impairment of goodwill of $30.2 million in the third quarter of 2003 as a result of VeriSign entering into an agreement to sell its Network Solutions business. The event triggered an evaluation of the carrying value of the goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, VeriSign determined that the carrying value exceeded the implied fair value of Network Solutions’ goodwill. Total impairment of goodwill and other intangible assets as allocated to the Company’s operating segments for the year ended December 31, 2003 are as follows:

	Internet Services Group	Communications Services Group	Network Solutions	Total Segments
	(In thousands)
Impairment of goodwill	$18,697	$20,034	$43,154	$81,885
Impairment of other intangible assets:
Technology in place	—	27,499	—	27,499
Customer lists	—	44,035	—	44,035

Total impairment of other intangible assets	—	71,534	—	71,534

Total impairment of goodwill and other intangible assets	$18,697	$91,568	$43,154	$153,419

The impairment charge to goodwill and other intangible assets from the annual impairment test resulted in an impairment in 2002 as follows:

	Internet Services Group	Communications Services Group	Network Solutions	Total
	(In thousands)
Impairment of goodwill	$1,740,256	$794,866	$1,851,887	$4,387,009
Impairment of other intangible assets:
Customer relationships	3,297	24,294	—	27,591
Technology in place	256	40,693	—	40,949
Trade name	—	3,205	—	3,205
Contracts with ICANN and customer lists	—	23,092	129,007	152,099

Total impairment of other intangible assets	3,553	91,284	129,007	223,844

Total impairment of goodwill and other intangible assets	$1,743,809	$886,150	$1,980,894	$4,610,853

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Fully amortized other intangible assets are removed from the gross carrying value and accumulated amortization and impairment accounts. The following table presents details of VeriSign’s other intangible assets:

	As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life
	(Dollars in thousands)
Other intangible assets:
Customer relationships	$270,733	$(146,145)	$124,588	2.7 years
Technology in place	121,406	(99,474)	21,932	2.7 years
Carrier relationships	27,700	(2,667)	25,033	5.4 years
Non-compete agreement	16,220	(4,622)	11,598	1.7 years
Trade name	17,828	(1,728)	16,100	5.4 years
Contracts with ICANN and customer lists	146,238	(101,651)	44,587	3.2 years

Total other intangible assets	$600,125	$(356,287)	$243,838	3.2 years

	As of December 31, 2003
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life
	(Dollars in thousands)
Other intangible assets:
Customer relationships	263,591	(120,630)	142,961	3.9 years
Technology in place	152,956	(128,521)	24,435	3.7 years
Contracts with ICANN and customer lists	698,042	(648,773)	49,269	3.2 years

Total other intangible assets	$1,114,589	$897,924	$216,665	3.7 years

The following table summarizes the amortization expense of other intangible assets as allocated by intangible asset category for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(In thousands)
Customer relationships	$53,319	$35,953	$42,741
Technology in place	8,978	17,450	25,071
ISP hosting relationships	—	175	2,098
Carrier relationships	2,738	—	—
Non-compete agreement	4,686	31	339
Trade name	1,803	25	356
Contracts with ICANN and customer lists	7,916	128,452	213,256

Total amortization of other intangibles	$79,440	$182,086	$283,861

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Estimated future amortization expense related to other intangible assets at December 31, 2004 is as follows:

(In thousands)
2005	$89,997
2006	71,747
2007	57,801
2008	11,552
2009	9,364
2010	3,377

$243,838

Note 8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2004	2003
	(In thousands)
Accounts payable	$69,988	$45,563
Employee compensation	72,300	53,425
Customer deposits	21,144	41,393
Taxes	79,906	72,215
Other	138,687	78,796

	$382,025	$291,392

Note 9.	Long-Term Liabilities

In November 1999, VeriSign entered into an Agreement for the management and administration of the Tuvalu Internet top-level domain, “.tv,” with the Government of Tuvalu for payments of future royalties. Future royalty payment obligations will amount to $8.4 million. The current portion of $2.2 million is due in 2005 and the long-term portion of $6.2 million matures as follows:

Future Royalty Payment Obligations
(In thousands)
2006	$2,200
2007	2,000
2008	2,000

$6,200

Additionally, VeriSign has $0.6 million of miscellaneous long-term liabilities which mature over the next four years.

The current portion of long-term liabilities payable is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Note 10.	Stockholders’ Equity

Preferred Stock

VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2004, no shares of preferred stock had been issued. In connection with its stockholder rights plan, VeriSign authorized 3 million shares of Series A Junior Participating Preferred Stock, par value $0.001 per share. In the event of liquidation, each preferred share will be entitled to a $1.00 preference, and thereafter the holders of the preferred shares will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. Each preferred share will have 100 votes, voting together with the common shares. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

Common Stock

In 2001, the Board of Directors of VeriSign authorized the use of up to $350 million to repurchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. During 2001, VeriSign repurchased approximately 1.7 million shares at a cost of approximately $69.5 million. During 2003 and 2002, no stock was repurchased. During 2004, VeriSign repurchased approximately 4.4 million shares at an aggregate cost of approximately $113 million. At December 31, 2004, approximately $167 million remained available for future repurchases.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Note 11.	Calculation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to dilutive potential common shares, including stock options, unvested restricted stock, and warrants using the treasury stock method.

The following table presents the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss)	$186,225	$(259,879)	$(4,961,297)
Weighted-average common shares outstanding	250,564	239,780	236,552
Diluted weighted-average common shares outstanding:
Stock options	7,254	—	—
Unvested restricted stock	155	—	—
Warrant	19	—	—

Shares used to compute diluted net income (loss) per share	257,992	239,780	236,552

Basic net income (loss) per share	$0.74	$(1.08)	$(20.97)

Diluted net income (loss) per share	$0.72	$(1.08)	$(20.97)

For 2004, VeriSign excluded 12,133,492 weighted-average stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $69.80. These options could be dilutive in the future if the average fair market value of VeriSign’s common stock increases and is equal to or greater than the exercise price of these options. For 2003 and 2002, VeriSign excluded 2,717,195 and 3,498,082 weighted-average potential common shares, respectively, with a weighted-average exercise price of $8.33 and $8.18 for the respective periods because their effect would have been anti-dilutive.

Note 12.	Stock Compensation Plans

Stock Option Plans

As of December 31, 2004, a total of 54,685,482 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

The 1998 Equity Incentive Plan (“1998 Plan”) authorizes the award of options, restricted stock awards, restricted stock units and stock bonuses. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant for incentive stock options and 85% of the fair market value for non-qualified stock options. All options are granted at the discretion of the Board and have a term not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. During 2004, VeriSign granted 125,000 restricted stock units under its 1998 Equity Incentive Plan to Stratton Sclavos, its Chief Executive Officer. 100,000 of the restricted stock units progressively vest over a four-year period at the rate of 10%, 20%, 30% and 40% for each year. The remaining 25,000 restricted stock units vest 25% on the first anniversary date and ratably over the following 12 quarters. The aggregate market value of the restricted stock units granted to Mr. Sclavos at the date of issuance was $4.2 million and was recorded as deferred compensation and is being amortized ratably over the four year vesting period. During 2003, VeriSign granted 150,000 shares of restricted stock under the 1998 Equity Incentive Plan to certain executive officers. The shares vest over a two-year period, with 2/3 of the shares eligible to be sold at the end of two years and the remaining 1/3 eligible at the end of the third year. The aggregate market value of the restricted stock at the date of issuance was $1.9 million and was recorded as deferred compensation and is being amortized ratably over the two year vesting period. At December 31, 2004, 13,587,292 shares remain available for future awards under the 1998 Plan including shares transferred from the 1995 and 1997 plans that were terminated.

The 2001 Stock Incentive Plan (“2001 Plan”) authorizes the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2004, no restricted stock awards have been made under the 2001 Plan. Options may be granted at an exercise price not less than the par value of VeriSign’s common stock on the date of grant. All options are granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 2004, 7,709,240 shares remain available for future awards under the 2001 Plan. On January 1 of each year beginning in 2002, the number of shares available for grant under the 2001 Plan will automatically be increased by an amount equal to 2% of the outstanding common shares on the immediately preceding December 31.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

option, that the cancelled option would have been vested on the new option date if the cancelled option had not been cancelled and will continue to vest on the same schedule as the cancelled option.

Members of the Board who are not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, are eligible to participate in the 1998 Directors Plan (“Directors Plan”). The option grants under the Directors Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the date of the grant. Each eligible director is initially granted an option to purchase 25,000 shares on the date he or she first becomes a director (“Initial Grant”). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director will automatically be granted an additional option to purchase 12,500 shares of common stock if the director has served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign. At December 31, 2004, 510,781 shares remain available for future grant under the Directors Plan.

In connection with its acquisitions in 2004, VeriSign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vest over a four-year period.

A summary of stock option activity under all Plans is as follows:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	31,999,664	$36.87	26,960,479	$47.41	37,340,507	$52.50
Assumed in business combinations	687,659	4.79	—	—	—	—
Granted	9,156,123	20.20	13,199,316	13.45	12,850,130	16.69
Exercised	(4,391,205)	11.04	(2,321,981)	9.05	(2,506,354)	4.30
Cancelled	(4,574,072)	45.98	(5,838,150)	43.66	(20,723,804)	42.70

Outstanding at end of year	32,878,169	33.74	31,999,664	36.87	26,960,479	47.41

Exercisable at end of year	17,085,569	48.19	18,156,403	48.05	13,874,208	52.94

Weighted-average fair value of options granted during the year		10.80		9.00		11.97

	Equals Market Price			Exceeds Market Price
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Weighted-average exercise prices	$19.52	$13.45	$16.69	$35.05	$—	$—
Weighted-average fair value on grant date	10.49	9.00	11.97	17.51	—	—

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

The following table summarizes information about stock options outstanding as of December 31, 2004:

Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ .38–$ 10.00	2,227,506	3.69 years	$7.01	1,491,645	$6.76
$ 10.08–$ 13.65	5,912,299	4.53 years	12.01	2,908,040	11.86
$ 13.79	3,934,872	4.68 years	13.79	2,410,535	13.79
$ 14.06–$ 19.90	7,862,698	6.73 years	17.20	296,161	16.24
$ 20.44–$ 29.63	3,603,459	4.74 years	25.07	1,996,753	24.82
$ 30.08–$ 38.92	3,489,836	3.77 years	35.23	2,405,340	35.85
$ 40.08–$ 49.94	421,233	4.00 years	43.31	400,293	43.26
$ 50.11–$ 98.55	2,520,497	4.62 years	67.94	2,271,033	69.22
$100.87–$149.97	1,165,548	1.47 years	129.67	1,165,548	129.67
$150.09–$253.00	1,740,221	2.45 years	160.53	1,740,221	160.53

	32,878,169	4.74 years	33.74	17,085,569	48.19

1998 Employee Stock Purchase Plan

VeriSign has reserved 12,625,260 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 2,312,572 in 2004, 1,997,230 in 2003, and 645,595 in 2002. As of December 31, 2004, 6,139,707 shares remain available for future issuance. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31. The weighted-average fair value of the stock purchase rights granted under the Purchase Plan was $6.89 in 2004, $5.76 in 2003, and $4.84 in 2002.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Note 13.	Income Taxes

Income before income taxes includes net income from foreign operations of approximately $34.9 million for 2004. Income before income taxes includes net losses from foreign operations of approximately $30.2 million and $217.8 million for 2003 and 2002, respectively.

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Continuing operations:
Current:
Federal	$764	$1,568	$—
State	(1,011)	2,141	9,180
Foreign, including foreign withholding tax	29,506	13,103	8,705

	29,259	16,812	17,885

Deferred:
Federal	—	—	2,148
State	—	—	—
Foreign	(8,705)	(1,008)	(9,658)

	(8,705)	(1,008)	(7,510)

Income tax expense	20,554	15,804	10,375

Charge in lieu of taxes attributable to employee stock option plans	4,748	5,004	—

Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	2,278	2,545	—

	$27,580	$23,353	$10,375

The increase between 2003 and 2004 to current tax expense for foreign operations was the result of including the operations of Jamba! AG which were acquired in 2004.

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net income (loss) before income taxes is attributable to the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Income tax expense (benefit) at federal statutory rate	$74,831	$(82,784)	$(1,732,677)
State taxes, net of federal benefit	(1,481)	3,317	9,180
Differences between statutory rate and foreign effective tax rate	12,434	24,978	6,166
Goodwill impairment	—	91,526	1,463,782
Change in valuation allowance	(48,232)	(17,372)	270,569
Research and experimentation credit	(12,198)	—	—
Other	2,226	3,688	(6,645)

	$27,580	$23,353	$10,375

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

The tax effects of temporary differences that give rise to significant portions of VeriSign’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$277,080	$250,520
Deductible goodwill and intangible assets	176,618	204,254
Tax credit carryforwards	27,693	11,812
Property and equipment	8,381	2,635
Deferred revenue, accruals and reserves	86,198	126,066
Capital loss carryforwards	82,334	107,179
Other	16,771	9,116

Total deferred tax assets	675,075	711,582
Valuation allowance	(608,204)	(637,662)

Net deferred tax assets	66,871	73,920

Deferred tax liabilities:
Non-deductible acquired intangibles	(78,889)	(56,631)
Unrealized gain	—	(5,666)
Other	(244)	(957)

Total deferred tax liabilities	(79,133)	(63,254)

Total net deferred tax (liabilities) assets	$(12,262)	$10,666

The total valuation allowance decreased $29.5 million in 2004 and $5.5 million in 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. The amount of the deferred tax asset considered realizable, however, could be increased in the near future if the Company exhibits sufficient positive evidence in future periods that demonstrate the continuation of its trend in projected earnings is achievable. If the valuation allowance relating to deferred assets were released as of December 31, 2004, approximately $240.7 million would be credited to the statement of operations, $268.6 million would be credited to additional paid-in capital, and $5.4 million would be credited to goodwill. Management would continue to apply a valuation allowance of $33.4 million to the deferred tax asset for capital loss carryforwards, and $48.9 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life of such tax attributes. Management does not believe it is more likely than not that $11.2 million of deferred tax assets relating to certain foreign operations are realizable; therefore, a valuation allowance is applied to the deferred tax asset. On the remaining foreign operations, management believes it is more likely than not that deferred tax assets will be realized; accordingly, a valuation allowance was not applied on these assets.

As of December 31, 2004, VeriSign had federal net operating loss carryforwards of approximately $697.9 million, state net operating loss carryforwards of approximately $555.9 million, and foreign net operating loss carryforwards of approximately $49.0 million. If VeriSign is not able to use them, the federal net operating

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

loss carryforwards will expire in 2010 through 2023 and the state net operating loss carryforwards will expire in 2005 through 2023. Foreign net operating loss carryforwards will expire on various dates. VeriSign had research and experimentation tax credits for federal income tax purposes of approximately $18.6 million available for carryforward to future years, and for state income tax purposes of approximately $13.9 million available for carryforward to future years. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2024. State research and experimentation tax credits carry forward indefinitely until utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. VeriSign’s ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings included in consolidated retained earnings at December 31, 2004 was $10.0 million, principally from VeriSign Japan KK. These earnings have been permanently reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

Note 14.	Commitments and Contingencies

Leases

VeriSign leases a portion of its facilities under operating leases that extend through 2014 and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2004 are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2005	$27,648	$(4,111)	$23,537
2006	21,234	(3,371)	17,863
2007	16,630	(2,854)	13,776
2008	12,681	(2,527)	10,154
2009	11,354	(73)	11,281
Thereafter	30,051	(168)	29,883

Total	$119,598	$(13,104)	$106,494

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans.

Net rental expense under operating leases was $16.3 million in 2004, $23.6 million in 2003, and $21.8 million in 2002. VeriSign has subleased offices to various companies under non-cancelable operating leases. VeriSign received payments of $4.3 million in 2004, $1.6 million in 2003, and $3.1 million in 2002.

Restricted Cash

As of December 31, 2004, restricted cash includes $45.0 million of cash related to a trust established during the first quarter of 2004 for VeriSign’s director and officer liability self-insurance coverage. As of December 31, 2004 and December 31, 2003, VeriSign has pledged approximately $6.5 million and $18.4 million, respectively,

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

classified as restricted cash on the accompanying balance sheets, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Legal Proceedings

VeriSign is engaged in several complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s consolidated financial position and results of operations.

Note 15.	Foreign Currency and Hedging Instruments

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

At December 31, 2004, VeriSign held forward contracts in notional amounts totaling approximately $54.5 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All hedge contracts were recorded at fair market value on the balance sheet and in earnings at year end 2004 and 2003. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Note 16.	Segment Information

Description of Segments

During 2004, VeriSign operated its business in two reportable segments: the Internet Services Group and the Communications Services Group. During 2003 and 2002, VeriSign operated its business in three reportable segments: the Internet Services Group, the Communications Services Group, and the Network Solutions business segment. The Network Solutions business provided domain name registration, and value added services such as business email, websites, hosting and other web presence services. On November 25, 2003, VeriSign completed the sale of its Network Solutions business to Pivotal Private Equity.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

The Communications Services Group provides specialized managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. VeriSign’s managed communications service offerings include network services, intelligent database and directory services, application services, mobile content services, and billing and payment services.

The segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. Additionally, the performance of the Internet Services Group and the Communications Services Group is the measure used by the CODM for purposes of making decisions about allocating resources between the segments.

The accounting policies used to derive reportable segment results are generally the same as those described in Note 1.

The following table reflects the results of VeriSign’s reportable segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external transactions.

	Internet Services Group	Communications Services Group	Network Solutions	Unallocated Corporate Expenses	Total
	(In thousands)
Year ended December 31, 2004:
Revenues	$564,148	$602,307	$—	$—	$1,166,455
Cost of revenues	124,859	291,613	—	28,287	444,759

Gross margin	$439,289	$310,694	$—	$(28,287)	$721,696

Year ended December 31, 2003:
Total revenues	$484,139	$406,745	$211,819	$—	$1,102,703
Internal revenues	(47,923)	—	—	—	(47,923)

External revenues	$436,216	$406,745	$211,819	$—	$1,054,780

Total cost of revenues	$117,033	$225,890	$117,412	$33,795	$494,130
Internal cost of revenues	—	—	(47,923)	—	(47,923)

External cost of revenues	$117,033	$225,890	$69,489	$33,795	$446,207

Gross margin after eliminations	$319,183	$180,855	$142,330	$(33,795)	$608,573

Year ended December 31, 2002:
Total revenues	$613,022	$385,734	$311,169	$—	$1,309,925
Internal revenues	(88,257)	—	—	—	(88,257)

External revenues	$524,765	$385,734	$311,169	$—	$1,221,668

Total cost of revenues	$242,500	$210,327	$178,891	$27,906	$659,624
Internal cost of revenues	—	—	(88,257)	—	(88,257)

External cost of revenues	$242,500	$210,327	$90,634	$27,906	$571,367

Gross margin after eliminations	$282,265	$175,407	$220,535	$(27,906)	$650,301

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Reconciliation to VeriSign, as Reported

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenues:
Total segments	$1,166,455	$1,102,703	$1,309,925
Elimination of internal revenues	—	(47,923)	(88,257)

Revenues, as reported	$1,166,455	$1,054,780	$1,221,668

Net income (loss):
Total segments’ gross margin	$721,696	$608,573	$650,301
Operating expenses	(589,968)	(836,823)	(5,451,934)
Other income (expense), net	82,077	(8,276)	(149,289)
Income tax expense	(27,580)	(23,353)	(10,375)

Net income (loss), as reported	$186,225	$(259,879)	$(4,961,297)

Geographic Information

The following table shows a comparison of our revenues by geographic region for each year presented:

	2004	2003	2002
	(In thousands)
Americas:
United States	$843,604	$941,913	$1,115,731
Other (1)	19,734	13,080	6,343

Total Americas	863,338	954,993	1,122,074

EMEA (2)	237,310	48,217	54,345

APAC (3)	65,807	51,570	45,249

Total revenues	$1,166,455	$1,054,780	$1,221,668

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

VeriSign operates in the United States, Europe, Japan, Australia, Brazil, South Africa and India. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Dulles, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Long-lived assets exclude goodwill, other intangible assets, and restricted cash. The following table shows a comparison of our domestic and international long-term assets:

	December 31,
	2004	2003
	(In thousands)
Domestic tangible illiquid long-term assets	$541,988	$560,092
International tangible illiquid long-term assets	23,980	23,311

Total tangible illiquid long-term assets	$565,968	$583,403

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

No customer accounted for 10% or more of consolidated revenues in 2004, 2003 or 2002.

Note 17.	Network Solutions and International Affiliates

VeriSign retained a 15% interest in Network Solutions domain name registrar business after the sale to Pivotal Private Equity on November 25, 2003. Through November 25, 2003, Network Solutions purchased certain products and services from the Company and these intercompany revenues were eliminated in the Company’s consolidated financial statements through that date. VeriSign recognized $43.5 million and $3.9 million from Network Solutions as a customer in 2004 and 2003, respectively.

As consideration for the Company’s sale of its Network Solutions domain name registrar business on November 25, 2003, VeriSign received a $40 million senior subordinated note that bears interest at 7% per annum for the first three years and 9% per annum thereafter and matures five years from the date of closing. The principal and interest are due upon maturity. This note is subordinated to a term loan made by ABLECO Finance to the Network Solutions business in the principal amount of approximately $40 million as of the closing date. The present value of the note at December 31, 2004 was approximately $40.0 million using a 10% market interest rate.

In addition to the above, VeriSign recognized revenues totaling $8.1 million in 2004, $10.3 million in 2003, and $27.1 million in 2002 from customers, including VeriSign Affiliates, in which it holds an equity investment.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004, 2003 AND 2002

Note 18.	Subsequent Events

On January 10, 2005, VeriSign announced that it had executed a definitive agreement to acquire LightSurf Technologies, Inc. (“LightSurf”). Under the terms of the agreement, VeriSign agreed to issue shares of its Common Stock having a value of approximately $270 million for all of the outstanding capital stock, warrants and vested options of LightSurf and to pay certain transaction-related expenses of LightSurf. In addition, VeriSign will assume all unvested stock options of LightSurf. LightSurf is a leading privately held provider of multimedia messaging and interoperability solutions for the wireless market. The transaction is subject to certain closing conditions, including the issuance of a permit from the California Department of Corporations. The transaction is anticipated to close by the end of the first quarter of 2005.

In the first quarter of 2005, VeriSign completed a settlement of litigation with a telecommunications carrier, resolving disputes over certain tariff charges for SS7 traffic that VeriSign passed through to telecommunications carriers who purchased its SS7 services. Under the settlement, the carrier refunded and/or credited certain amounts to VeriSign and VeriSign refunded and/or credited certain amounts to its customers. As a result of the settlement, VeriSign will record a reduction in cost of revenues of approximately $5 million in the first quarter of 2005.

EXHIBITS

As required under Item 15—Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares In Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals

10.04	Registrant’s 1998 Equity Incentive Plan, as amended through 2/8/05

10.06	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement

10.08	Summary of Director’s Compensation Benefits, effective 7/1/04

21.01	Subsidiaries of the Registrant

23.01	Consent of Registered Independent Public Accounting Firm

31.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(a)

31.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

32.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.