Form 10-Q
period 2005-03-31
VERISIGN INC/CA
filed 2005-05-10
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 30, 2005
Common stock, $.001 par value	264,504,538

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1 — Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
A S S E T S
Current assets:
Cash and cash equivalents	$389,377	$330,641
Short-term investments	431,335	406,784
Accounts receivable, net	257,735	198,317
Prepaid expenses and other current assets	64,867	51,324
Deferred tax assets	18,898	19,057

Total current assets	1,162,212	1,006,123

Property and equipment, net	508,744	512,621
Goodwill	722,997	725,427
Other intangible assets, net	221,458	243,838
Restricted cash	51,518	51,518
Long-term note receivable	24,607	39,956
Other assets, net	14,372	13,391

Total long-term assets	1,543,696	1,586,751

Total assets	$2,705,908	$2,592,874

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$404,069	$382,025
Accrued restructuring costs	10,046	11,696
Deferred revenue	335,729	305,874

Total current liabilities	749,844	699,595

Long-term deferred revenue	114,438	107,595
Long-term accrued restructuring costs	15,209	19,276
Other long-term liabilities	6,265	6,815
Deferred tax liabilities	26,874	31,319

Total long-term liabilities	162,786	165,005

Total liabilities	912,630	864,600

Minority interest in subsidiaries	37,833	36,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 254,617,184 and 253,341,383 (excluding 6,164,017 shares held in treasury at March 31, 2005 and December 31, 2004)	255	253
Additional paid-in capital	23,270,172	23,253,111
Unearned compensation	(5,245)	(6,127)
Accumulated deficit	(21,504,654)	(21,553,829)
Accumulated other comprehensive loss	(5,083)	(1,411)

Total stockholders’ equity	1,755,445	1,691,997

Total liabilities and stockholders’ equity	$2,705,908	$2,592,874

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$400,991	$229,113

Costs and expenses:
Cost of revenues	124,842	91,482
Sales and marketing	129,377	40,170
Research and development	22,017	16,707
General and administrative	42,378	35,239
Restructuring and other (reversals) charges	(1,875)	15,507
Amortization of other intangible assets	22,840	15,110

Total costs and expenses	339,579	214,215

Operating income	61,412	14,898

Non-operating income:
Minority interest	(1,128)	(293)
Other income, net	15,277	1,032

Total non-operating income	14,149	739

Income before income taxes	75,561	15,637
Income tax expense	26,386	6,567

Net income	$49,175	$9,070

Net income per share:
Basic	$0.19	$0.04

Diluted	$0.19	$0.04

Shares used in per share computation:
Basic	253,989	244,362

Diluted	262,338	248,162

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$49,175	$9,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,804	21,507
Amortization of other intangible assets	22,840	15,110
Provision for doubtful accounts	575	301
Non-cash restructuring and other charges	106	12,705
Net (gain) loss on sale and impairment of investments	(96)	3,308
Dividend income from investment	(2,180)	—
Minority interest in net income of subsidiary	1,128	293
Tax benefit associated with stock options	3,091	7,741
Deferred income taxes	(2,038)	(537)
Amortization of unearned compensation	880	641
Loss on disposal of property and equipment	127	—
Changes in operating assets and liabilities:
Accounts receivable	(59,993)	(4,423)
Prepaid expenses and other current assets	(13,543)	(3,812)
Accounts payable and accrued liabilities	16,286	(42,405)
Deferred revenue	36,698	28,003

Net cash provided by operating activities	73,860	47,502

Cash flows from investing activities:
Purchases of investments	(78,795)	(108,565)
Proceeds from maturities and sales of investments	51,899	131,851
Purchases of property and equipment	(17,054)	(14,709)
Net cash paid in business combinations	—	(70,963)
Payment received on long-term note receivable and dividend	20,000	—
Merger related costs	(15)	(746)
Other assets	(3,283)	(436)

Net cash used in investing activities	(27,248)	(63,568)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	14,014	17,455
Proceeds from sale of stock from consolidated subsidiary	400	379
Payment of long-term liabilities	(550)	(2,703)

Net cash provided by financing activities	13,864	15,131

Effect of exchange rate changes	(1,740)	726

Net increase (decrease) in cash and cash equivalents	58,736	(209)
Cash and cash equivalents at beginning of period	330,641	301,593

Cash and cash equivalents at end of period	$389,377	$301,384

Cash paid for income taxes, net of refunds received	$9,735	$6,903

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or the “Company”), at March 31, 2005, and the results of operations and cash flows for the interim periods ended March 31, 2005 and 2004.

The accompanying unaudited condensed consolidated financial statements have been prepared by VeriSign in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with VeriSign’s consolidated financial statements for the year ended December 31, 2004 included in the annual report previously filed on Form 10-K.

The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year.

Reclassification

VeriSign invests in market auction preferred securities (“Securities”) with reauction periods of 90 days or less, and the maturities of the instruments underlying the market auction preferred securities are generally more than 90 days from the date of acquisition. VeriSign previously excluded purchases and sales of Securities from the Consolidated Statements of Cash Flows because the Securities were classified as cash equivalents. Purchases of investments in the Consolidated Statements of Cash Flows for the three months ended March 31, 2004 have been reclassified to include $47.4 million of purchases of Securities, and proceeds from maturities and sales of investments for the three months ended March 31, 2004 have been reclassified to include $34.2 million of sales and maturities of Securities.

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

Fair Value of Financial Instruments

The fair value of VeriSign’s cash equivalents and short-term investments, accounts receivable, restricted cash, long-term investments, accounts payable and long-term liabilities approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties.

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no current prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statement of operations. During the three months ended March 31, 2005 and 2004, VeriSign determined that the decline in value of certain of its non-public equity investments was other-than-temporary and recorded impairments of these investments totaling $0.8 million and $5.0 million, respectively.

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

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. During the three months ended March 31, 2005 and 2004, VeriSign capitalized $6.2 million and $1.7 million, respectively, of implementation and consulting

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services from third parties for software that is used internally. During the three months ended March 31, 2005 and 2004, VeriSign capitalized $3.1 million and $1.9 million, respectively, of costs related to internally developed software.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for royalty liabilities for intellectual property rights

Certain of VeriSign content services utilize intellectual property owned or held under license by others. Where VeriSign has not yet entered into a license agreement with a holder, VeriSign records a provision for royalty payments that it estimates will be due once a license agreement is concluded. VeriSign estimates the royalty payments based on the prevailing royalty rate for the type of intellectual property being utilized. VeriSign’s estimates could differ materially from the actual royalties to be paid under any definitive license agreements that may be reached due to changes in the market for such intellectual property, such as a change in demand for a particular type of content, in which case VeriSign would record a royalty expense materially different than its estimate.

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

VeriSign transacts business in foreign countries in U.S. Dollars as well as multiple foreign currencies. In the fourth quarter of 2003, VeriSign initiated a foreign currency risk management program, using forward currency contracts to eliminate, reduce, or transfer selected foreign currency risks. Forward contracts are limited to durations of less than 12 months. All derivatives were recorded at fair value on the balance sheet. Gains and losses resulting from changes in fair value were accounted for in operations during the periods.

Revenue Recognition

VeriSign derives its revenues from two reportable segments: (i) the Internet Services Group, which consists of the Security Services business and the Naming and Directory Services business; and (ii) the Communications Services Group, which consists of the network connectivity and interoperability services, intelligent database services, the content and application services business, and the clearing and settlement services business. Unless otherwise noted below, VeriSign’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VeriSign also provides global security consulting services to help enterprises assess, design, and deploy network security solutions. Revenues from global security consulting services are recognized using either the percentage-of-completion method or on a time-and-materials basis as work is performed. Percentage-of-completion is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. VeriSign has a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials are recognized as services are performed.

Authentication Services. Revenues from the sale of authentication and security services primarily consist of a set-up fee, annual managed service and per seat license fee. Revenues from the fees are deferred and recognized ratably over the term of the license, generally 12 to 36 months. Post-contract customer support (“PCS”) is bundled with authentication and security services licenses and recognized over the license term.

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

VeriSign recognizes revenues from VeriSign Affiliate PKI Software and Services in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. VeriSign defines each of these four criteria as follows:

•	Persuasive evidence of an arrangement exists. It is the Company’s customary practice to have a written contract, which is signed by both the customer and VeriSign, or a purchase order from those customers who have previously negotiated a standard license arrangement with VeriSign.

•	Delivery has occurred. VeriSign’s software may be either physically or electronically delivered to the customer. Electronic delivery is deemed to have occurred upon download by the customer from an FTP server. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered or accepted, if applicable.

•	The fee is fixed or determinable. It is VeriSign’s policy to not provide customers the right to a refund of any portion of their paid license fees. VeriSign may agree to payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. VeriSign typically sells to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customer’s financial position and ultimately their ability to pay. If VeriSign determines from the outset of an arrangement that collectibility is not probable based upon its credit review process, revenues are recognized as cash is collected.

The Company’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”) of fair value. VeriSign limits its assessment of VSOE for each

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

element to the price charged when the same element is sold separately. VeriSign has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenues to PCS and professional services components of its perpetual license arrangements. VeriSign sells its professional services separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9.

VeriSign’s consulting services generally are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and do not require any significant modification or alteration. Customers purchase these consulting services to facilitate the adoption of VeriSign’s technology and dedicate personnel to participate in the services being performed, but customers may also decide to use their own resources or appoint other consulting service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis.

VeriSign also receives ongoing royalties from each Digital Certificate or Authentication Service sold by the VeriSign Affiliate to an end user. The Company recognizes the royalties from affiliates over the term of the digital certification or authentication service to which the royalty relates which is generally 12 to 24 months.

Commerce Security Services. Revenues from the sale or renewal of digital certificates for commerce security services are deferred and recognized ratably over the life of the digital certificate, generally 12 to 24 months.

Digital Brand Management Services. Revenues from digital brand management services include VeriSign’s domain name registration services and its brand monitoring services. Revenues from the registration fees are deferred and recognized ratably over the registration term and the revenues from the brand monitoring services are recognized ratably over the periods in which the services are provided.

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

Naming and Directory Services

VeriSign’s Naming and Directory Services revenues primarily include its domain name registry services for the .com and .net gTLDs and certain ccTLDs, and managed domain name services.

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

Communications Services Group

Revenues from Communications Services business are comprised of network connectivity and interoperability services, intelligent database services, content and application services, clearing and settlement services, and billing and payment services for wireline and wireless telecommunications carriers, cable companies, enterprise customers, and other users.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network Connectivity and Interoperability Services

Through VeriSign’s network connectivity and interoperability services, VeriSign provides SS7 Connectivity and Signaling, Seamless Roaming for Wireless and Intelligent Database and Directory Services which provides for connections and services that signal and route information within and between telecommunication carrier networks.

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

Content and Application Services

Content services revenues are derived by providing content services including content, aggregation, formatting, mediation and billing and payment services. Revenues from content services primarily consist of weekly or monthly subscriber fees for content services. For content services revenues, VeriSign records the revenue net of the fees from its wireless carriers in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. VeriSign also provides content services on a transaction basis and recognize revenue upon delivery. VeriSign’s content subscription plans allow for a specified number of content downloads per subscription period and give the customer the ability to rollover unused content downloads to future periods. VeriSign considers historical customer usage patterns to estimate and defer revenue for the number of content downloads expected to be rolled over and utilized prior to termination of the subscription plan. Deferred revenue under these plans as of March 31, 2005 is zero.

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

Clearing and Settlement Services

The Communications Services Group also offers advanced billing and customer care services to wireline and wireless carriers. VeriSign’s advanced billing and customer care services include:

Wireline and Wireless Clearinghouse Services. Clearinghouse Services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse Services revenues are earned based on the number of messages processed. Included in prepaid expenses and other current assets are amounts due from customers that are related to VeriSign’s telecommunications services for third-party network access, data base charges and clearinghouse toll amounts that have been invoiced and remitted to the customer.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Billing and Payment Services

Revenues from billing and customer care services primarily represent a monthly recurring fee for every subscriber activated by VeriSign’s wireless carrier customers.

Note 2.	Stock Compensation Plans and Unearned Compensation

At March 31, 2005, VeriSign had four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income and net income per share if VeriSign had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$49,175	$9,070
Add: Amortization of unearned compensation, net of tax	568	641
Deduct: Stock-based compensation determined under the fair value method for all awards, net of tax	(16,389)	(34,208)

Pro forma net income (loss)	$33,354	$(24,497)

Basic:
As reported	$0.19	$0.04
Pro forma stock-based compensation	(0.06)	(0.14)

Pro forma net income (loss) per share	$0.13	$(0.10)

Diluted:
As reported	$0.19	$0.04
Pro forma stock-based compensation	(0.06)	(0.14)

Pro forma net income (loss) per share	$0.13	$(0.10)

The fair value of stock options and Employee Stock Purchase Plan options was estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and Employee Stock Purchase Plan options for each period presented:

	Three Months Ended March 31,
	2005	2004
Stock options:
Volatility	77%	89%
Risk-free interest rate	3.61%	2.15%
Expected life	3.1 years	2.7 years
Dividend yield	zero	zero
Employee Stock Purchase Plan options:
Volatility	47%	58%
Risk-free interest rate	2.24%	1.26%
Expected life	1.25 years	1.25 years
Dividend yield	zero	zero

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Restructuring and Other Charges

2003 Restructuring Plan

In November 2003, VeriSign initiated a restructuring plan related to the sale of its Network Solutions business and the realignment of other business units. The restructuring plan resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment and other charges. To date, VeriSign has recorded $77.1 million in restructuring charges under its 2003 restructuring plan.

Workforce reduction. VeriSign recorded restructuring charges related to workforce reduction in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43” since benefits were provided pursuant to a formal severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these restructuring charges has met the four requirements of SFAS No. 112 which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. VeriSign recorded workforce reduction charges of $1.6 million in connection with a workforce reduction of approximately 35 employees during the three months ended March 31, 2004. All severance related charges will be paid by the end of 2005.

Excess facilities. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies requires VeriSign to periodically review each lease and change its estimates on a prospective basis, as necessary. During the three months ended March 31, 2005, VeriSign recorded a net reversal of restructuring charges of approximately $2.0 million for excess facilities primarily in connection with a decision to utilize and build out a facility that VeriSign had treated as abandoned under its 2003 restructuring plan and for which it had previously recorded a restructuring charge, partially offset by certain taxes and lease charges. During the three months ended March 31, 2004, VeriSign recorded charges of approximately $1.1 million for excess facilities that were abandoned relating to lease terminations and non-cancelable lease costs.

Exit costs. VeriSign recorded other exit costs primarily relating to contract termination fees during the three months ended March 31, 2004.

Other charges. Property and equipment that was disposed of or abandoned in 2004 consisted primarily of obsolete telecommunications computer software and other equipment related to the Communications Services Group segment. During the three months ended March 31, 2004, VeriSign recorded an asset impairment charge of approximately $12.7 million related to a service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring and other (reversals) charges associated with the 2003 restructuring plan that were recorded during the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(In thousands)
Workforce reduction	$(1)	$1,572
Excess facilities	(1,991)	1,124
Exit costs	(56)	106

Subtotal	(2,048)	2,802
Other charges	(35)	12,705

Total restructuring and other (reversals) charges	$(2,083)	$15,507

At March 31, 2005, the accrued liability associated with the 2003 restructuring plan was $17.4 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2004	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at March 31, 2005
	(In thousands)
Workforce reduction	$1,339	$—	$(1)	$(1)	$(46)	$(145)	$1,147
Excess facilities	20,686	13	(2,004)	(1,991)	16	(2,615)	16,096
Exit costs	108	—	(56)	(56)	—	(13)	39

Subtotal	$22,133	$13	$(2,061)	$(2,048)	$(30)	$(2,773)	$17,282
Other charges	303	—	(35)	(35)	(66)	(70)	132

Total restructuring and other charges	$22,436	$13	$(2,096)	$(2,083)	$(96)	$(2,843)	$17,414

Included in current portion of accrued restructuring costs	$8,711						$7,022

Included in long term restructuring costs	$13,725						$10,392

2002 Restructuring Plan

In April 2002, VeriSign initiated a plan to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other charges. To date, VeriSign has recorded $109.0 million in restructuring charges under its 2002 restructuring plan.

Workforce reduction. VeriSign’s 2002 restructuring plan resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. Workforce reduction charges related primarily to severance and fringe benefits.

Excess facilities. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies requires VeriSign to periodically review each lease and change its estimates on a prospective basis, as necessary. VeriSign recorded charges and adjustments for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. During the three months ended March 31, 2005, VeriSign recorded approximately $200 thousand of charges related to excess facilities.

Exit costs. VeriSign previously recorded other exit costs consisting of the write-off of prepaid license fees associated with products that were originally intended to be incorporated into VeriSign’s product offerings but were subsequently abandoned as a result of the decision to restructure.

There were no restructuring and other charges associated with the 2002 restructuring plan for the three months ended March 31, 2004. Restructuring and other charges associated with the 2002 restructuring plan that were recorded during the three months ended March 31, 2005 are as follows:

Three Months Ended March 31, 2005
(In thousands)
Workforce reduction	$—
Excess facilities	208
Exit costs	—

Total restructuring charges	$208

At March 31, 2005, the accrued liability associated with the 2002 restructuring plan was $7.8 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2004	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at March 31, 2005
	(In thousands)
Workforce reduction	$—	$—	$—	$—	$—	$—	$—
Excess facilities	8,386	272	(64)	208	(6)	(893)	7,695
Exit costs	150	—	—	—	(4)	—	146

Total restructuring charges	$8,536	$272	$(64)	$208	$(10)	$(893)	$7,841

Included in current portion of accrued restructuring costs	$2,985						$3,024

Included in long term restructuring costs	$5,551						$4,817

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash payments totaling approximately $49.1 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through June 2014. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2005 (9 months)	$9,269	$(2,841)	$6,428
2006	8,211	(1,373)	6,838
2007	6,288	(2,459)	3,829
2008	3,899	(2,135)	1,764
2009	2,999	(2,077)	922
2010	3,006	(2,092)	914
Thereafter	10,548	(7,452)	3,096

	$44,220	$(20,429)	$23,791

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Original cost	$869,952	$853,337
Less: accumulated depreciation and amortization	(361,208)	(340,716)

Property and equipment, net	$508,744	$512,621

Note 5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the three months ended March 31, 2005:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
December 31, 2004	$189,427	$536,000	$725,427
Purchase price and allocation adjustments	(391)	(2,039)	(2,430)

March 31, 2005	$189,036	$533,961	$722,997

Purchased goodwill is not amortized but is subject to testing for impairment on at least an annual basis. VeriSign will perform its annual impairment test for goodwill and other intangible assets in the quarter ending June 30, 2005.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VeriSign’s other intangible assets are comprised of:

	As of March 31, 2005
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$270,733	$(158,397)	$112,336
Technology in place	121,406	(102,000)	19,406
Carrier relationships	27,700	(3,809)	23,891
Non-compete agreement	16,220	(6,398)	9,822
Trade name	17,750	(2,440)	15,310
Contracts with ICANN and customer lists	146,238	(105,545)	40,693

Total other intangible assets	$600,047	$(378,589)	$221,458

	As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$270,733	$(146,145)	$124,588
Technology in place	121,406	(99,474)	21,932
Carrier relationships	27,700	(2,667)	25,033
Non-compete agreement	16,220	(4,622)	11,598
Trade name	17,828	(1,728)	16,100
Contracts with ICANN and customer lists	146,238	(101,651)	44,587

Total other intangible assets	$600,125	$(356,287)	$243,838

Fully amortized other intangible assets are removed from the gross carrying value and accumulated amortization and impairment accounts. For the three months ended March 31, 2005 and 2004, amortization of other intangible assets was $22.8 million and $15.1 million, respectively.

Estimated future amortization expense related to other intangible assets at March 31, 2005 is as follows:

(In thousands)
2005 (9 months)	$67,096
2006	72,360
2007	57,758
2008	11,445
2009	9,310
2010	3,489

$221,458

Note 6.	Restricted Cash

Restricted cash includes $45.0 million of cash related to a trust established during the first quarter of 2004 for VeriSign’s director and officer liability self-insurance coverage. As of March 31, 2005 and December 31,

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, VeriSign has pledged approximately $6.5 million, classified as restricted cash on the accompanying balance sheets, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Note 7.	Comprehensive Income

Comprehensive income consists of net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$49,175	$9,070
Change in unrealized (loss) gain on investments, net of tax	(2,300)	383
Translation adjustments	(1,372)	726

Comprehensive income	$45,503	$10,179

Note 8.	Calculation of Net Income Per Share

Basic net income per share is computed by dividing net income (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

The following table represents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income	$49,175	$9,070

Weighted-average common shares outstanding	253,989	244,362
Diluted weighted-average common shares outstanding:
Stock options	8,074	3,650
Unvested restricted stock	275	150

Shares used to compute diluted net income per share	262,338	248,162

Basic net income per share	$0.19	$0.04

Diluted net income per share	$0.19	$0.04

For the three months ended March 31, 2005 and 2004, VeriSign excluded 9,924,135 and 13,381,755 weighted-average stock options, respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $75.05 and $69.25, respectively, because their effect would have been anti-dilutive. Weighted-average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Commitments and Contingencies

Legal proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s condensed consolidated financial position and results of operations.

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

The Communications Services Group provides specialized managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. VeriSign’s managed communications service offerings include network services, intelligent database and directory services, application services, content services, and billing and payment services.

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

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended March 31, 2005:
Revenues	$159,082	$241,909	$—	$400,991
Cost of revenues	34,820	81,388	8,634	124,842

Gross margin	$124,262	$160,521	$(8,634)	$276,149

Three months ended March 31, 2004:
Revenues	$130,076	$99,037	$—	$229,113
Cost of revenues	28,488	57,830	5,164	91,482

Gross margin	$101,588	$41,207	$(5,164)	$137,631

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to VeriSign, as reported

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenues, as reported	$400,991	$229,113

Net income:
Segment gross margin including unallocated corporate expenses	$276,149	$137,631
Operating expenses	214,737	122,733

Operating income	61,412	14,898
Other income, net	14,149	739
Income tax expense	26,386	6,567

Net income, as reported	$49,175	$9,070

Geographic information

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Americas:
United States	$227,549	$194,945
Other (1)	5,465	5,151

Total Americas	233,014	200,096
EMEA (2)	146,229	12,659
APAC (3)	21,748	16,358

Total revenues	$400,991	$229,113

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

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

Long-term assets exclude goodwill, other intangible assets, and restricted cash. The following table shows a comparison of domestic and international long-lived assets:

	March 31, 2005	December 31, 2004
	(In thousands)
Domestic long-term assets	$522,106	$541,988
International long-term assets	25,617	23,980

Total long-term assets	$547,723	$565,968

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

No customer accounted for 10% or more of consolidated revenues for the three months ended March 31, 2005 and 2004.

Note 11.	Income Taxes

For the three months ended March 31, 2005, VeriSign recorded income tax expense of $26.4 million. For the three months ended March 31, 2004, VeriSign recorded income tax expense of $6.6 million. VeriSign has not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. The amount of the deferred tax asset considered realizable, however, will be increased in the near future if the Company continues to accumulate additional positive evidence in future periods that will be sufficient to indicate it is more likely than not that the deferred tax asset will be realized.

VeriSign follows FASB Interpretation (“FIN”) No. 18, “Accounting for Income Taxes in Interim Periods,” and APB 28, “Interim Financial Reporting” for its quarterly income tax provision. Accordingly, management’s guidance regarding the effects of the realizability of the deferred tax assets on continuing operations, goodwill, and additional paid-in capital remain materially unchanged from the guidance provided in Note 13, “Income Taxes,” in VeriSign’s Form 10-K for the year ended December 31, 2004. As such, if the valuation allowance relating to deferred tax assets were released as of December 31, 2004, approximately $240.7 million would be credited to the statement of operations, $268.6 million would be credited to additional paid-in capital, and $5.4 million would be credited to goodwill. However, management would continue to apply a valuation allowance of $33.4 million to the deferred tax asset for capital loss carryforwards, and $48.9 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life of such tax attributes.

Note 12.	Network Solutions and International Affiliates

VeriSign retained a 15% interest in Network Solutions domain name registrar business after the sale to Pivotal Private Equity on November 25, 2003. Through November 25, 2003, Network Solutions purchased certain products and services from the Company and these intercompany revenues were eliminated in the Company’s consolidated financial statements through that date. VeriSign recognized $10.1 million and $11.6 million from Network Solutions as a customer during the three months ended March 31, 2005 and 2004, respectively.

As part of the consideration for the Company’s sale of its Network Solutions domain name registrar business on November 25, 2003, VeriSign received a $40 million senior subordinated note that bears interest at 7% per annum for the first three years and 9% per annum thereafter and matures five years from the date of closing. During the three months ended March 31, 2005, VeriSign received a payment from Network Solutions in the amount of $20.0 million, which included $14.0 million to reduce the principal balance of the note receivable, $3.8 million of interest income related to the note receivable and a dividend payment of $2.2 million recorded in other income. The remaining principal and interest are due upon maturity. The present value of the note at March 31, 2005 was approximately $24.6 million using a 10% market interest rate.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above, VeriSign recognized revenues totaling $2.1 and $2.5 million for the three months ended March 31, 2005 and 2004, respectively, from customers, including VeriSign Affiliates, in which it holds an equity investment.

Note 13.	Resolution of Tariff Dispute

During the three months ended March 31, 2005, VeriSign completed a settlement of litigation with a telecommunications carrier, resolving disputes over certain tariff charges for SS7 traffic that VeriSign passed through to telecommunications carriers who purchased its SS7 services. Under the settlement, the carrier refunded and/or credited certain amounts to VeriSign and VeriSign refunded and/or credited certain amounts to its customers. As a result of the settlement, VeriSign recorded other income of approximately $6.0 million during the three months ended March 31, 2005.

Note 14.	Foreign Currency and Hedging Instruments

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

At March 31, 2005, VeriSign held forward contracts in notional amounts totaling approximately $75.4 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All hedge contracts were recorded at fair market value on the balance sheet and in earnings at year end 2004 and for the first three months of 2005. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Note 15.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in their consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. VeriSign is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2, “Stock Compensation Plans and Unearned Compensation” above for further information regarding the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended March 31, 2005 and 2004, as if VeriSign had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, VeriSign is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on their consolidated statements of operations and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. Pursuant to the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AJCA, VeriSign will not be able to claim this tax benefit until the first quarter of fiscal 2006. The Company does not expect the adoption of these new tax provisions to have a material impact on their condensed consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not expect the adoption of these new tax provisions to have a material impact on their condensed consolidated financial position, results of operations or cash flows.

Note 16.	Subsequent Events

On April 6, 2005, VeriSign completed its acquisition of LightSurf Technologies, Inc. (“LightSurf”), a Santa Cruz, California-based privately held provider of multimedia messaging and interoperability solutions for the wireless market. VeriSign paid approximately $270 million in common stock for all of the outstanding capital stock, warrants and vested options of LightSurf. VeriSign also assumed all unvested stock options and paid certain transaction-related expenses of LightSurf.

On April 25, 2005, VeriSign announced it had executed a definitive asset purchase agreement with Lightbridge, Inc. to acquire Lightbridge’s Intelligent Network Solutions technology platform and related customer base for approximately $17 million in cash. The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2005 and our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 16, 2005. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign, Inc. is a leading provider of intelligent infrastructure services that enable people and businesses to find, connect, secure, and transact across complex global networks. Since 2004, our business consisted of two reportable segments: the Internet Services Group and the Communications Services Group. Prior to 2004, our business included an additional reportable segment, the Network Solutions domain name registrar business, which was sold in November 2003.

During the first quarter of 2005, we saw continued improvement in IT spending, domain name registrations and renewals and e-commerce activity in the U.S., Europe and Japan that lead to growth in revenues and deferred revenues for our Internet Services Group. Content services contributed approximately $144.8 million of revenues during the period to the Communications Services Group’s results, reflecting growth in demand for content, particularly in Europe, the U.S., and Australia. Communications services revenues, which include our network services and data base products, increased as a result of an increase in transaction volumes offset by lower prices for some services. Commerce services revenues, which include our billing and payments services and clearing and settlement services, declined compared to the fourth quarter of 2004 as continued consolidation in the U.S. telecommunications sector and pricing pressures adversely affected Communications Services Group revenues for these services.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 84% of the revenues during the first quarter of 2005 were derived from the sale of web certificates, payment services, managed authentication and security services and registry services. In the Communications Services Group, 89% of the revenues were derived from the sale of calling name services, billing services, SS7 connectivity, signaling services, and content services during the same period.

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring, royalty liabilities, and deferred taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of March 31, 2005, the allowance for doubtful accounts represented approximately 5% of total accounts receivable, or approximately $12.9 million. A change of 1% in our estimate would amount to approximately $2.7 million.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled approximately $944.5 million at March 31, 2005, which was comprised of $723.0 million of goodwill and $221.5 million of other intangible assets. Other intangible assets include customer relationships, technology in place, carrier relationships, non-compete agreements, trade names, and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets including goodwill.

Restructuring and other charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated plans to restructure our operations to fully rationalize, integrate and align our resources. Both plans resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. We expect these restructuring plans to be completed in 2014 upon the expiration of our lease obligations for abandoned facilities. Restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary. During the three months ended March 31, 2005 and 2004, we recorded net reversals of restructuring charges of approximately $1.8 million and recorded net restructuring charges of approximately $1.1 million, respectively, related to excess facilities. Such estimates will likely be revised in the future. If sublease rates continue to change in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $20.4 million over the next ten years relating to our restructuring plans.

Provision for royalty liabilities for intellectual property rights

Certain of our content services utilize intellectual property owned or held under license by others. Where we have not yet entered into a license agreement with a holder, we record a provision for royalty payments that we estimate will be due once a license agreement is concluded. We estimate the royalty payments based on the prevailing royalty rate for the type of intellectual property being utilized. Our estimates could differ materially from the actual royalties to be paid under any definitive license agreements that may be reached due to changes in the market for such intellectual property, such as a change in demand for a particular type of content, in which case we would record a royalty expense materially different than our estimate.

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

Employee Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of the Company by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options may be granted to eligible employees when they first join VeriSign and there is the potential for grants on an annual basis for eligible employees deemed by management to be key contributors. Additionally, stock options may be awarded if there is a significant change in an employee’s responsibilities or as a result of a promotion. The compensation committee of the Board of Directors may grant additional options to executive officers and key employees for other reasons. Currently, we grant options from three stock option plans: the 1998 Equity Incentive Plan and the 2001 Stock Incentive Plan which are broad-based plans, under which options may be granted to all employees, consultants, independent contractors and advisors of VeriSign other than non-employee directors, and the 1998 Directors Stock Plan, under which options are granted automatically under a pre-determined formula to non-employee directors. Under these plans the participants may be granted options to purchase shares of VeriSign stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under the 1998 Equity Incentive Plan and 2001 Stock Incentive Plan generally vest as to 25% of the shares on the first anniversary of the date of grant and as to 6.25% of the shares each of the next 12 quarters. Options issued under the 1998 Directors Stock Option Plan vest as to 6.25% of the shares each quarter after the date of grant, provided the optionee continues as a director or, if VeriSign so specifies in the grant, as a consultant of VeriSign.

We recognize that stock options dilute existing stockholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Please refer to the table below for the maximum potential dilution from options granted for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003. This maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the market price of our common stock as reported on the Nasdaq National Market. At March 31, 2005, approximately 31% of our stock options had exercise prices in excess of the closing price of our common stock as reported on the Nasdaq National Market.

All stock option grants to executive officers are made after a review by, and with the approval of the compensation committee of the Board of Directors. All stock option grants to non-executive officers are determined by VeriSign’s chief executive officer in accordance with guidelines approved by the compensation committee. All members of the compensation committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of the Compensation Committee”

appearing in our proxy statement dated April 26, 2005 for further information concerning the policies of our compensation committee regarding the use of stock options.

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003, to our chief executive officer, the four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of 2004, as well as one individual who would have been among the four most highly compensated executive officers but for the fact that the individual was not serving as an executive officer at the end of 2004. These officers are referred to together as the Named Executive Officers. Please refer to the section entitled “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003 are as follows:

	Three Months Ended March 31, 2005	2004	2003
	(Shares in thousands)
Shares subject to options granted	1,072	9,156	13,199
Less options cancelled	(846)	(4,574)	(5,838)

Net shares subject to options granted	226	4,582	7,361
Common shares outstanding at beginning of period	253,341	241,829	237,510
Net options granted during the period as a percentage of outstanding common shares	0.1%	1.9%	3.1%
Options granted to Named Executive Officers during the period as a percentage of total options granted	0.0%	12.8%	8.0%
Options held by Named Executive Officers as a percentage of total options outstanding	28.2%	28.1%	23.4%

Option grants to Named Executive Officers vary from year to year depending on individual achievements and future potential in leading the Company. For additional information about our employee stock option plan activity for the fiscal years 2004 and 2003, please refer to Note 12 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed on March 16, 2005.

General Option Information

The following table summarizes option activity for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003:

	Three Months Ended March 31, 2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	32,878,169	$33.74	31,999,664	$36.87	26,960,479	$47.41
Assumed in business combinations	—	—	687,659	4.79	—	—
Granted	1,072,401	28.40	9,156,123	20.20	13,199,316	13.45
Exercised	(522,156)	12.23	(4,391,205)	11.04	(2,321,981)	9.05
Cancelled	(845,642)	65.61	(4,574,072)	45.98	(5,838,150)	43.66

Outstanding at end of period	32,582,772	33.08	32,878,169	33.74	31,999,664	36.87

Exercisable at end of period	17,535,349	45.26	17,085,569	48.19	18,156,403	48.05

Weighted-average fair value of options granted during the period		$15.01		$10.80		$9.00

The following table sets forth a comparison of the number of shares subject to our options whose exercise prices were below the closing price of our common stock on March 31, 2005 (“In-the-Money” options) to the number of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of March 31, 2005:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	9,563,971	$14.26	12,991,574	$16.56	22,555,545	$15.58
Out-of-the-Money (1)	7,971,378	82.46	2,055,849	33.61	10,027,227	72.45

Total options outstanding	17,535,349	$45.26	15,047,423	$18.89	32,582,772	$33.08

(1)	Out-of-the-Money options are those options with an exercise price of our common stock at or above the closing price of $28.70 on March 31, 2005, as reported by the Nasdaq National Market.

Executive Options

For the first three months of 2005, no options were granted to the Named Executive Officers. The following table sets forth for each of our Named Executive Officers the shares acquired and the value realized on the exercise of stock options during the first three months of 2005 and the number and value of exercisable and unexercisable options on March 31, 2005.

Option Exercises and Remaining Holdings as of March 31, 2005 of Named Executive Officers:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2005		Values of Unexercised In-the- Money Options at March 31, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	—	$—	4,021,921	1,625,493	$34,153,485	$10,482,306
Dana L. Evan	—	—	673,215	240,937	2,840,858	1,670,097
Quentin P. Gallivan	—	—	664,227	218,437	2,859,951	1,621,272
Robert J. Korzeniewski	—	—	427,813	218,437	1,883,953	1,621,272
Judy Lin	—	—	423,917	189,583	3,467,755	1,462,745
Russell S. Lewis	—	—	302,917	167,083	2,444,725	1,553,175

(1)	Option values are based on the closing price of our common stock of $28.70 as reported by the Nasdaq National Market on March 31, 2005, net of the option exercise price.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2005.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	13,105,337		$50.62	22,346,673	(1)
Equity compensation plans not approved by stockholders	18,024,203	(2)(3)	18.70	12,104,037

Total	31,129,540		$32.14	34,450,710

(1)	Includes 8,069,476 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(3)	Does not include options to purchase an aggregate of 1,453,232 shares of common stock with a weighted-average exercise price of $53.31 that were assumed in business combinations.

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues for the three months ended March 31, 2005 and 2004 is presented below.

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Internet Services Group	$159,082	$130,076	22%
Communications Services Group	241,909	99,037	144%

Total revenues	$400,991	$229,113	75%

Total revenues increased $171.9 million, or 75%, in the quarter ended March 31, 2005, compared to the same period last year, primarily due to the increase in Communications Services Group revenues attributable to content services.

Internet Services Group

Internet Services Group revenues increased $29.0 million during the three months ended March 31, 2005, compared to the same period last year. Revenues from security services increased approximately $17.7 million primarily as a result of increased managed security services revenues and as a result of a higher installed base of digital certificates, and an increase in the number of active online merchants in our secured payment services business. In addition, our naming and directory services revenues increased approximately $11.3 million as a result of an increase in the number of active domain names ending in .com and .net under management.

The following table compares active domain names ending in .com and .net managed by our naming and directory services business, the approximate installed base of Web site digital certificates in our commerce site services business and the approximate number of active online merchants in our secured payments services business as of March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004	% Change
Active domain names ending in .com and .net	41.4 million	32.3 million	28%
Installed base of Web site digital certificates	462,000	414,000	12%
Active online merchants	136,000	107,000	27%

We expect Internet Services Group revenues will continue to grow for the remainder of 2005 as demand for our Naming and Directory Services and Security Services is expected to grow.

Communications Services Group

Communications Services Group revenues increased approximately $142.9 million during the three months ended March 31, 2005 as compared to the same period last year primarily due to an increase in revenues of $144.8 from content services. Commerce revenues, which include our billing and payments services and clearing and settlement services, decreased approximately $8.1 million due to consolidation of certain billing services customers and reduced pricing in payments partially offset by carrier subscriber growth. Communications revenues, which include our network services and data base products, increased approximately $7.3 million as a result of an increase in transaction volumes offset by lower prices for some services.

The following table shows a comparison of the approximate number of quarterly database queries and communications services customers as of March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004	% Change
Quarterly database queries	12.8 billion	10.1 billion	27%
Communications services customers (1)	1,307	1,162	12%

(1)	excludes subscribers of content services.

We expect Communications Services Group revenues will increase for the remainder of 2005 principally as a result of growth in content and application services revenues.

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following table shows a comparison of our revenues by geographic region for the three months ended March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004	% Change
	(Dollars in thousands)
Americas:
United States	$227,549	$194,945	17%
Other (1)	5,465	5,151	6%

Total Americas	233,014	200,096	16%
EMEA (2)	146,229	12,659	1055%
APAC (3)	21,748	16,358	33%

Total revenues	$400,991	$229,113	75%

(1)	Canada and Latin America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $32.9 million in the Americas region in the three months ended March 31, 2005, compared to the same period last year primarily due to increased revenues in the U.S. from our Internet Services Group and Communications Services Group. Revenues in the EMEA region increased $133.6 million in the same period primarily related to revenues from content services. APAC revenues increased $5.4 million in the three months ended March 31, 2005, primarily due to increases in the sales of enterprise security services by VeriSign Japan along with the growth of our content services in the APAC region.

We expect international revenues will increase in absolute dollars for the remainder of 2005.

Costs and Expenses

Total costs and expenses increased $125.4 million for the three months ended March 31, 2005 as compared to the same period last year. Costs and expenses related to our content services accounted for approximately $115.9 million of the increase. Other increases included approximately $15.4 million for additional headcount to support growth in our other services, $3.6 million for contracted professional services, and approximately $3.2 million in advertising, partially offset by decreased restructuring charges of $17.4 million.

The following table shows a comparison of our employee headcount by function as of the end of each quarter presented:

	March 31, 2005	March 31, 2004	% Change
Employee headcount:
Cost of revenues	1,497	1,208	24%
Sales and marketing	729	565	29%
Research and development	470	312	51%
General and administrative	568	513	11%

Total	3,264	2,598	26%

Primarily as a result of growth in our content services business, we have added over 660 employees to our employee headcount since March 31, 2004. Excluding the effects of any future acquisitions or dispositions, we expect our employee headcount to increase for the remainder of 2005 across all business units and corporate services.

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

A comparison of cost of revenues for the three months ended March 31, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Cost of revenues	$124,842	$91,482	36%
Percentage of revenues	31%	40%

Cost of revenues increased $33.4 million for the three months ended March 31, 2005 as compared to the same period last year. Cost of revenues for content services accounted for approximately $25.2 million of the increase in cost of revenues. Salary and employee benefit costs for other services increased approximately $6.2 million due to an increase in the number of employees and the inclusion of a full quarter of activity from Guardent that was acquired in late February 2004. The remaining increase of approximately $2.0 million relates to increases in cost of revenues for our authentication services and contract professional service fees.

As a percentage of revenues, cost of revenues decreased for the three months ended March 31, 2005 compared to the same period last year primarily due to increased revenues from our content services, which generally have lower costs of revenues as a percentage of revenue than our other services.

We expect cost of revenues to increase in absolute dollars as revenues continue to grow for the remainder of 2005. We expect cost of revenues as a percentage of revenues to decrease slightly during the remainder of 2005.

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

A comparison of sales and marketing expenses for the three months ended March 31, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Sales and marketing	$129,377	$40,170	222%
Percentage of revenues	32%	18%

Sales and marketing expenses increased approximately $89.2 million for the three months ended March 31, 2005 as compared to the same period last year. Sales and marketing expenses for content services accounted for approximately $78.1 million of the increase while salary and employee benefit costs and corporate advertising expenses accounted for approximately $4.6 million and $3.6 million, respectively, of the increase.

As a percentage of revenues, sales and marketing expenses increased for the three months ended March 31, 2005 compared to the same period last year primarily due to increased direct media advertising and marketing of our content services.

We expect sales and marketing expenses to increase in absolute dollars and remain relatively constant as a percentage of revenues as we continue to expand in our domestic and international markets for our content services, along with our continuing efforts in marketing new products and services, and increases in our spending for corporate brand advertising throughout the year.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the three months ended March 31, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Research and development	$22,017	$16,707	32%
Percentage of revenues	5%	7%

Research and development expenses increased approximately $5.3 million for the three months ended March 31, 2005 as compared to the same period last year. The development of content for our content services accounted for approximately $2.1 million of the increase and research and development expense increases in our other businesses accounted for the remainder of the increase.

As a percentage of revenues, research and development expenses decreased for the three months ended March 31, 2005 compared to the same period last year primarily due to increased revenues from our content services. We believe that rapid development of new and enhanced services and technologies are necessary to maintain our leadership position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. We expect research and development expenses to increase modestly in absolute dollars and decrease as a percentage of revenues during the remainder of 2005.

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

A comparison of general and administrative expenses for the three months ended March 31, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
General and administrative	$42,378	$35,239	20%
Percentage of revenues	11%	15%

General and administrative expenses increased approximately $7.1 million for the three months ended March 31, 2005 as compared to the same period last year primarily as a result of an increase in the number of employees employed by our content services business and increased costs for contracted professional services, partially offset by lower occupancy costs.

As a percentage of revenues, general and administrative expenses decreased for the three months ended March 31, 2005 compared to the same period last year primarily due to increased revenues from our content services, coupled with our ability to leverage existing general and administrative costs.

We expect general and administrative expenses to increase in absolute dollars and continue to decrease as a percentage of overall revenues as we further leverage our general and administrative costs during the remainder of 2005.

Restructuring and other (reversals) charges

Below is a comparison of the restructuring and other (reversals) charges under the 2003 and 2002 restructuring plans for the three months ended March 31, 2005 and 2004:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
2003 Restructuring Plan (reversals) charges	$(2,083)	$15,507	(113)%
2002 Restructuring Plan charges	208	—	n/a

Total restructuring and other (reversals) charges	$(1,875)	$15,507	(112)%

The changes in restructuring and other (reversals) charges are primarily due to the timing of our restructuring initiatives.

2003 Restructuring Plan. In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. During the three months ended March 31, 2005, we recorded a net reversal of restructuring charges of approximately $2.0 million for excess facilities primarily in connection with a decision to utilize and build out a facility that we had treated as abandoned under our 2003 restructuring plan and for which we had previously recorded a restructuring charge, partially offset by certain taxes and lease charges. During the three months ended March 31, 2004, we recorded an asset impairment charge of approximately $12.7 million related to a service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment.

2002 Restructuring Plan. In April 2002, we initiated a restructuring plan to restructure our operations to rationalize, integrate and align resources. During the three months ended March 31, 2005, we recorded approximately $200 thousand of charges related to excess facilities. There were no restructuring charges related to the 2002 restructuring plan during the three months ended March 31, 2004.

See Note 3 to the Notes to Condensed Consolidated Financial Statements for further information.

Amortization of other intangible assets

A comparison of amortization of other intangible assets for the three months ended March 31, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Amortization of other intangible assets	$22,840	$15,110	51%
Percentage of revenues	6%	7%

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. SFAS No. 144 requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset. We completed our last annual impairment testing in June 2004.

Amortization of other intangible assets increased approximately $7.7 million for the three months ended March 31, 2005 as compared to the same period last year as a result of acquiring approximately $83.9 million of other intangible assets with a weighted-average life of 4.2 years in connection with our Jamba! acquisition and approximately $22.2 million of other intangible assets with a weighted average life of 4.5 years in connection with our Guardent acquisition.

See Note 5 to the Notes to Condensed Consolidated Financial Statements for further information.

Minority interest

Minority interest represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest for the three months ended March 31, 2005 and 2004 is presented below:

	2005	2004	Change
	(In thousands)
Three months ended:
Minority interest	$(1,128)	$(293)	(285)%
Percentage of revenues	0.3%	0.1%

Minority interest increased during the three months ended March 31, 2005 primarily from increased net income from our VeriSign Japan subsidiary. In June 2004, we acquired the remaining 49% minority interest in VeriSign Australia which is now a wholly-owned subsidiary.

Other income, net

Other income, net consists primarily of interest earned on our cash, cash equivalents, short-term and long-term investments, gains and losses on the sale or impairment of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of other income, net for the three months ended March 31, 2005 and 2004 is presented below:

	2005	2004	Change
	(In thousands)
Three months ended:
Other income, net	$15,277	$1,032	1380%
Percentage of revenues	4%	0.5%

Other income, net increased approximately $14.2 million during the three months ended March 31, 2005 as compared to the same period last year primarily as a result of recording a gain of approximately $6.0 million related to the resolution of a dispute with a telecommunications carrier customer. In addition, net gain on sale and impairment of investments increased $3.4 million primarily as a result of a $5.0 million impairment to a certain investment during the first quarter of 2004. Interest income increased $1.7 million as a result of higher cash balances and slightly higher interest rates during the first quarter of 2005 as compared to the same period last year. In March 2005, we received a dividend distribution from our investment in Network Solutions of $2.2 million.

Income tax expense

In the three months ended March 31, 2005 and 2004, we recorded income tax expense of $26.4 million and $6.6 million, respectively. The increase was primarily due to increased taxable net income. We have not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. The amount of the deferred tax asset considered realizable, however, will be increased in the near future if the Company continues to accumulate additional positive evidence in future periods that will be sufficient to indicate it is more likely than not that the deferred tax asset will be realized.

VeriSign follows FIN 18, “Accounting for Income Taxes in Interim Periods,” and APB 28, “Interim Financial Reporting” for its quarterly income tax provision. Accordingly, management’s guidance regarding the effects of the realizability of the deferred tax assets on continuing operations, goodwill, and additional paid-in capital remain materially unchanged from the guidance provided in Note 13, “Income Taxes,” in our Form 10-K for the year ended December 31, 2004. As such, if the valuation allowance relating to deferred tax assets were released as of December 31, 2004, approximately $240.7 million would be credited to the statement of operations, $268.6 million would be credited to additional paid-in capital, and $5.4 million would be credited to goodwill. However, management would continue to apply a valuation allowance of $33.4 million to the deferred tax asset for capital loss carryforwards, and $48.9 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life of such tax attributes.

Liquidity and Capital Resources

	March 31, 2005	December 31, 2004	% Change
	(Dollars in thousands)
Cash and cash equivalents	$389,377	$330,641	18%
Short-term investments	431,335	406,784	6%

Subtotal	$820,712	$737,425	11%
Restricted cash	51,518	51,518	0%

Total	$872,230	$788,943	11%

	Three Months Ended March 31,		$ Change
	2005	2004
	(In thousands)
Cash flows provided by (used in)
Operating activities	$73,860	$47,502	$26,358
Investing activities	(27,248)	(63,568)	36,320
Financing activities	13,864	15,131	(1,267)
Effect of exchange rate changes	(1,740)	726	(2,466)

Net increase (decrease) in cash and cash equivalents	$58,736	$(209)	$58,945

At March 31, 2005, our principal source of liquidity was $820.7 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Working capital increased $105.8 million over the periods presented primarily due to an increase in cash, cash equivalents and short-term investments of $83.3 million primarily from net cash provided by operating activities.

Net cash provided by operating activities of approximately $73.9 million for the three months ended March 31, 2005 consisted primarily of net income of $49.2 million adjusted for non-cash items totaling $45.2 million, including depreciation and amortization of property and equipment of approximately $20.8 million, and amortization of other intangible assets of approximately $22.8 million partially offset by approximately $20.6 million in net uses of working capital.

Net cash used in investing activities of approximately $27.2 million for the three months ended March 31, 2005 was primarily attributed to net investment purchases of $26.9 million, purchases of property and equipment of $17.1 million partially offset by a $20.0 million payment by Network Solutions for partial payment on a note receivable and a dividend. This note receivable is described in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by financing activities of approximately $13.9 million for the three months ended March 31, 2005 was primarily related to proceeds of approximately $14.0 from issuance of common stock from option exercises and our employee stock purchase plan.

Our planned capital property and equipment expenditures for 2005 are anticipated to be approximately $110 million, of which we spent approximately $17 million during the three months ended March 31, 2005, primarily for computer and communications equipment and computer software within all areas of the Company. Our most significant expenditures will be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Other capital property and equipment expenditures will be for productivity and cost improvement initiatives for corporate services.

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2014. If sublease rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $20.4 million over the next ten years relating to our restructuring plans. Cash payments totaling approximately $49.1 million related to the abandonment of excess facilities will be paid over the next ten years. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During the three months ended March 31, 2005 and 2004, no shares were repurchased. At March 31, 2005, approximately $167 million remained available for future repurchases under this program.

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

Our operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security and communications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our registry services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our security services and communications services (including our content services), both in the U.S. and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations, products, services and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of communications services, including our content services;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the impact of price changes in our communications services, security services and payment services or our competitors’ products and services;

•	the impact of Statement of Financial Accounting Standards No. 123R that will require us to record a charge to earnings for employee stock option grants; and

•	general economic and market conditions as well as economic and market conditions specific to the telecommunications and Internet industries.

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

In February 2004 and June 2004, respectively, we completed our acquisitions of Guardent, Inc. and Jamba!. Between 2000 and 2003, we completed several acquisitions, including our acquisitions of Network Solutions, Illuminet Holdings and H.O. Systems. In November 2003, we sold our Network Solutions domain name registrar business. Jamba!, Network Solutions, Illuminet Holdings and H.O. Systems operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the successful integration of acquired companies;

•	the use of the Internet and other Internet Protocol, or IP, networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in wireless networks and communications;

•	growth in demand for our services;

•	the continued evolution of electronic and mobile commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a new product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the success in marketing and overall demand for our content services to consumers and businesses;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

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

International revenues accounted for approximately 43% of our total revenues for the three months ended March 31, 2005. As a result of the growth of our content services and other businesses outside the U.S., we expect that international revenues will continue to increase in absolute monetary terms and as a percentage of revenues. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, India, and Latin America and we currently have facilities and nearly 500 employees in Germany. Expansion into these international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues from Europe, South Africa, Japan, South America and Australia are not denominated in U.S. Dollars;

•	potential problems associated with adapting our content services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our content services;

•	difficulty of authenticating customer information for digital certificates, payment services and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting American interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and March 31, 2005, we grew from 26 to approximately 3,300 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Competition in Content Services. The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Wisdom Entertainment, Arvato mobile, Monstermob and Buongiorno/Vitaminic. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft. As the market for wireless entertainment and information products matures, mobile phone companies, broadcasters, music publishers, other content providers or others may begin to develop competing products or services.

Competition in Registry Services. ICANN has introduced several registry service providers for new gTLDs that directly compete with the services we provide for the .com and .net gTLDs, as well as with the ccTLDs offered by us. The gTLDs .biz and .info were launched in 2001 and the gTLDs .name, .pro, .aero, ..museum and .coop were launched in 2002 and 2003. Domain names registrations and other services within these gTLDs are available through ICANN accredited registrars. In addition, we currently face competition from the over 240 ccTLD registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

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

Our content services business depends on agreements with many different third parties, including wireless carriers and content providers. If these agreements are terminated or not renewed, or are amended to require us to change the way our content services are offered to customers, our business could be harmed.

Our content services business depends on our ability to enter into and maintain agreements with many different third parties including:

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

Some wireless carriers have implemented more detailed enrollment procedures before their customers can purchase content services such as those we offer. Similar enrollment procedures or other requirements affecting content services may be adopted by other wireless carriers or by trade associations seeking to establish industry-wide standards, and have the potential to affect subscriber growth and renewal rates in our content services business.

Our content services business is dependent on third parties offering attractive content and technology on acceptable terms.

Only some of our content services are developed internally. We also receive content, such as ring tones, games and logos from third parties. If the market for mobile entertainment and information continues to develop positively, content providers might try to raise their prices. Some providers insist on charging fixed fees for their content regardless of revenues, so if we fail to achieve anticipated revenues, we would achieve lower margins for our content services. There is no assurance that we will be able to timely purchase content having the requisite quality in the future and on commercially reasonable terms. Should we be unable to acquire attractive content from third parties and on acceptable terms, this could adversely affect our content services business.

Our customer subscription agreements for our content services are typically cancelable and our business could be harmed if we fail to retain current customers or if we fail to obtain significant numbers of new customers to replace customers who cancel or fail to renew.

Our content services are typically sold as fixed weekly or monthly subscriptions. Our customers for these services may cancel their subscriptions for our service at the end of each monthly service period and in fact, many customers each month elect to do so. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ subscription and renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with the service, pricing pressure, changes in preferences and trends, competitive services, adverse coverage in the news media or other reasons. If our customers cancel or fail to renew their subscriptions for our content services or if we fail to obtain significant numbers of new customers to replace customers who cancel or fail to renew, our revenue could decline and our content services business will suffer.

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

We target our security services at the market for trusted and secure electronic commerce and communications over IP and other networks. As a result of our acquisition of Jamba!, our Communications Services Group is also targeting the consumer market for content services. Our Naming and Directory Services business unit is developing managed services designed to work with the EPCglobal Network and radio frequency identification, or RFID, technology. These are rapidly evolving markets that may not continue to grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services is very uncertain. The factors that may affect the level of market acceptance and, consequently, our services include the following:

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

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business and create potential liability.

The growth and development of the Internet has led to new laws and regulations, as well as the application of existing laws to the Internet and wireless communications. Application of these laws can be unclear. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

Foreign, federal or state laws could have an adverse impact on our business. For example, recent laws include those designed to restrict the on-line distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for on-line services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

Due to the nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could increase the costs of regulatory compliance for us, force us to change our business practices or otherwise materially harm our business.

Our inability to react to changes in our industry and successfully introduce new products and services could harm our business.

The emerging nature of the Internet, content, digital certificate, domain name registration and payment services markets, and their rapid evolution, require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In particular, the market for entertainment and information is characterized by changing technology, developing industry standards, changing customer preferences and trends (which also vary from country to country), and the constant introduction of new products and services. In order to remain competitive, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences. When entertainment products are placed on the market, it is difficult to predict whether they will become popular.

The communications network services industry is also characterized by rapid technological change and frequent new product and service announcements. Significant technological changes could make our technologies obsolete and other changes in our markets, particularly content, could result in some of our other products and services losing market share. Accordingly, we must continually improve the responsiveness, reliability and features of our services and develop new features, services and applications to meet changing customer needs in our target markets. For example, we sell our SS7 network services primarily to traditional telecommunications companies that rely on traditional voice networks. Many emerging companies are providing convergent Internet protocol-based network services. Our future success could also depend upon our ability to provide products and services to these Internet protocol-based telephony providers, particularly if IP-based telephony becomes widely accepted. We cannot assure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

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

The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or ICANN. As part of this transition, our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until

November 10, 2007 with a 4-year renewal option. The term of the .net registry agreement extends until June 30, 2005. The .net registry services were subject to a competitive bidding process administered by ICANN. We submitted a bid along with four other bidders. On March 28, 2005, ICANN announced that its outside evaluators had determined that VeriSign had submitted the top bid. We are currently in negotiations with ICANN to reach a mutually acceptable .net registry agreement. We expect ICANN will announce the new .net registry operator in May 2005. The .org registry agreement terminated on December 31, 2002, and the .org registry services were transitioned to a new registry operator selected by ICANN during 2003. We face risks from this transition to ICANN, which include the following:

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

The reliance of our network connectivity and interoperability services and content services on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

The success of our network connectivity and interoperability services and content services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, MCI, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on six of the 16 mated pairs of SS7 signal transfer points that comprise our network.

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

If traffic from our telecommunication and content customers through our network increases, we will need to expand and upgrade our technology and network hardware and software. We may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we use content such as music, games and logos, as part of our content services. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

As consideration for our sale of our Network Solutions domain name registrar business on November 25, 2003, we received a $40 million senior subordinated note from Network Solutions that matures over five years from the date of the closing of the sale. The note is subordinated to a term loan made by the senior lender to the Network Solutions business in the principal amount of $40 million as of the closing date. We received a payment of $17.8 million on the note from Network Solutions in March 2005. In addition to the note, we also hold a 15% interest in the Network Solutions business. We may never be repaid for the remaining amount owed under the promissory note and we may never realize any value from our membership interest.

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

Compliance with rules and regulations concerning corporate governance is costly and could harm our business.

The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. For example, Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. In addition, the Nasdaq Stock Market has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. It has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced coverage and incur substantially higher costs to obtain the reduced level of coverage. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

Regulations related to equity compensation will adversely affect our operating results and negatively impact our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which supercedes SFAS No. 123, “Accounting for Stock-Based Compensation,” that will require us to record a charge to earnings for employee stock option grants beginning in the first quarter of 2006. This change will have a material, negative impact on our reported earnings. Recording a charge for employee stock options and the employee stock purchase plan under SFAS No. 123 would have increased after tax charges by approximately $15.8 million and $33.6 million for the three months ended March 31, 2005 and 2004, respectively. In addition, regulations adopted by the Nasdaq Stock Market requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our income tax provision and net income in the period or periods for which that determination is made could result.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk profile has not changed significantly from that described in the 2004 Form 10-K.

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. In the three months ended March 31, 2005 and 2004, we determined the decline in value of certain non-public equity investments were other-than-temporary and we recorded impairments of these investments, net of realized gains, totaling $(0.1) million and $3.3 million, respectively. Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our cash management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize interest rate risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2005, 42% of our investments subject to interest rate risk mature in less than one year. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2005, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of March 31, 2005. This table does not include money market funds because those funds are not subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(In thousands)
Included in cash and cash equivalents	$88,593	$—	$—	$88,593	$88,639
Weighted-average interest rate	2.61%	—	—
Included in short-term investments	$93,440	$60,431	$283,919	$437,790	$431,335
Weighted-average interest rate	3.31%	3.38%	3.63%
Included in restricted cash	$—	$—	$51,518	$51,518	$51,518
Weighted-average interest rate	—	—	3.03%

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

At March 31, 2005, we held forward contracts in notional amounts totaling approximately $75.4 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All hedge contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of March 31, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within VeriSign have been detected.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint styled as a First Amended Complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN filed a second amended complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U. S. patent (No. 6,381,584) in addition to the two patents previously asserted. The second amended complaint dropped some of the originally-named defendants and added others. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. In this complaint, NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleges that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has recently dropped its allegations of infringement of the ‘584 patent. Also, the original lead counsel for NetMoneyIN has withdrawn from the case, and NetMoneyIN has hired new counsel. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

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

On August 27, 2004, VeriSign filed a lawsuit against ICANN in the Superior Court of the State of California Los Angeles County. The lawsuit alleges that ICANN breached its .com Registry Agreement with VeriSign, including, without limitation, by overstepping its contractual authority and improperly attempting to regulate our business. The complaint seeks, among other things, specific performance of the .com Registry Agreement, an injunction prohibiting ICANN from improperly regulating VeriSign, and monetary damages. On November 12, 2004, ICANN filed an answer denying VeriSign’s claims and a cross-complaint against VeriSign for declaratory relief and breach of the .com Registry Agreement, alleging that VeriSign’s introduction of new services breached the .com Agreement. ICANN seeks a declaration from the court that it has acted in compliance with the parties’ contractual obligations with regard to the .com registry; that VeriSign has breached the parties’ agreement through VeriSign’s actions with respect to, among other things, SiteFinder; and that ICANN has the right to terminate the .com registry agreement if VeriSign offers “Registry Services” without ICANN’s approval, including among others SiteFinder. On December 28, 2004, VeriSign filed an answer denying the claims in ICANN’s cross-complaint and a cross-complaint against ICANN for breach of contract, violation of the unfair competition laws, and declaratory relief, alleging, among other things, that ICANN’s accreditation of “thread” registrars is improper and causes direct injury to VeriSign. On February 14, 2005, ICANN filed an answer to VeriSign’s cross-complaint denying VeriSign’s allegations. VeriSign cannot predict the outcome of this lawsuit or the affect it will have on our relationship with ICANN.

On or about November 12, 2004, ICANN filed a Request for Arbitration before the International Chamber of Commerce International Court of Arbitration (the “ICC”) alleging that VeriSign violated its .net Registry Agreement with ICANN when, among other things, VeriSign operated the SiteFinder service without ICANN approval. ICANN seeks a declaration from the ICC that it has acted in compliance with the parties’ contractual obligations with regard to the .net registry; that VeriSign has breached the parties’ agreement through VeriSign’s actions with respect to, among other things, SiteFinder; and that ICANN has the right to terminate the .net registry agreement if VeriSign offers “Registry Services” without ICANN’s approval, including among others SiteFinder. ICANN also seeks a declaration that, in evaluating VeriSign’s bid to become the “successor” registry operator for the .net top level domain after the term of the current agreement expires on or about June 30, 2005, ICANN is entitled to consider VeriSign’s alleged breaches of the existing .net agreement. VeriSign cannot predict the outcome of this action or the affect this lawsuit will have on our relationship with ICANN.

On January 18, 2005, VeriSign filed a request for arbitration before the ICC against ICANN regarding the currently-pending process by which ICANN is soliciting and reviewing bids from companies, including VeriSign, to become the “successor” registry operator for the .net top level domain after the current registry agreement expires on or about June 30, 2005. VeriSign alleges that the “request for proposal” (“RFP”) process constitutes a breach of the current ..net registry agreement because, among other things, the RFP process fails to constitute an open and transparent process by which ICANN can reasonably select the best qualified successor to operate the .net registry and does not constitute a valid “consensus policy” as defined in the current .net agreement. ICANN has not yet responded to our arbitration request. VeriSign cannot predict the outcome of this action or the affect this action will have on our relationship with ICANN.

On February 14, 2005, Southeast Texas Medical Associates, LLP filed a class action lawsuit in the Superior Court of California, alleging violations of the unfair competition laws, breach of express warranty and unjust enrichment relating to our Secure Site Pro SSL certificates. The complaint is brought on behalf of a class of persons who purchased the Secure Site Pro certificate from February 2001 to present. VeriSign disputes these claims. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

On March 18, 2005, VeriSign was served with a class action complaint filed by Charles Ford alleging that VeriSign, and its subsidiaries Jamster International Sarl and Jamba! GmbH, falsely and misleadingly represented in television commercials and in other advertisements that if a mobile telephone user sent a text message to a specific number, the user would receive one ringtone for free. Ford claims to represent two classes: 1) all persons worldwide who responded to advertisements by sending a text message to numbers specified in advertisements and who were subsequently sent text messages for which they were billed; and 2) all persons within the State of California who responded to advertisements by registering at one of VeriSign’s websites, and who were subsequently sent text messages for which they were billed. Ford alleges causes of action for fraud, negligent misrepresentation, false advertising, violation of the California Consumer Legal Remedies Act, and unfair competition. VeriSign, Jamster International, and Jamba! dispute these claims. While it cannot predict the outcome of this matter, VeriSign, Jamster International, and Jamba! believe that the allegations are without merit.

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure suite of application and related hardware and software products and its Unified Authentication solution and related hardware and software products” infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. Prism Technologies has also named RSA Security, Inc., Netegrity, Inc. Computer Associates International, Inc and Johnson & Johnson as co-defendants. The current due date for VeriSign to answer or otherwise respond to the complaint is May 16, 2005. VeriSign disputes these claims. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

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

32.01

Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *

X

32.02

Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *

X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: May 9, 2005	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2005	By:	/s/ DANA L. EVAN
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

32.01

Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

32.02

Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.