Form 10-Q
period 2005-06-30
VERISIGN INC/CA
filed 2005-08-09
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2005
Common stock, $.001 par value	265,073,119

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1 — Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$449,579	$330,641
Short-term investments	431,960	406,784
Accounts receivable, (net of allowances of $13,821 and $11,450)	279,985	198,317
Prepaid expenses and other current assets	108,576	51,324
Deferred tax assets	18,187	19,057

Total current assets	1,288,287	1,006,123

Property and equipment, net	522,884	512,621
Goodwill	972,050	725,427
Other intangible assets, net	245,260	243,838
Restricted cash	51,444	51,518
Long-term note receivable	25,196	39,956
Other assets, net	13,542	13,391

Total long-term assets	1,830,376	1,586,751

Total assets	$3,118,663	$2,592,874

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$480,284	$382,025
Accrued restructuring costs	8,669	11,696
Deferred revenue	357,974	305,874

Total current liabilities	846,927	699,595

Long-term deferred revenue	119,369	107,595
Long-term accrued restructuring costs	13,529	19,276
Other long-term liabilities	5,638	6,815
Deferred tax liabilities	23,334	31,319

Total long-term liabilities	161,870	165,005

Total liabilities	1,008,797	864,600

Minority interest in subsidiaries	38,646	36,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share
Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 264,249,155 and 253,341,383 (excluding 7,717,017 and 6,164,017 shares held in treasury at June 30, 2005 and December 31, 2004, respectively)	264	253
Additional paid-in capital	23,548,934	23,253,111
Unearned compensation	(10,639)	(6,127)
Accumulated deficit	(21,463,359)	(21,553,829)
Accumulated other comprehensive loss	(3,980)	(1,411)

Total stockholders’ equity	2,071,220	1,691,997

Total liabilities and stockholders’ equity	$3,118,663	$2,592,874

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$444,830	$256,045	$845,821	$485,158

Costs and expenses:
Cost of revenues	136,555	102,235	261,397	193,717
Sales and marketing	140,417	46,847	269,794	87,017
Research and development	26,974	15,253	48,991	31,960
General and administrative	49,944	38,595	92,322	73,834
Restructuring and other (reversals) charges	(133)	(3,626)	(2,008)	11,881
Amortization of other intangible assets	24,821	18,223	47,661	33,333
Acquired in-process research and development	4,300	—	4,300	—

Total costs and expenses	382,878	217,527	722,457	431,742

Operating income	61,952	38,518	123,364	53,416
Non-operating income:
Minority interest	(1,048)	(836)	(2,176)	(1,129)
Other income, net	14,084	1,538	29,361	2,570

Income before income taxes	74,988	39,220	150,549	54,857
Income tax expense	(33,693)	(17,275)	(60,079)	(23,842)

Net income	$41,295	$21,945	$90,470	$31,015

Net income per share:
Basic	$0.16	$0.09	$0.35	$0.13

Diluted	$0.15	$0.09	$0.34	$0.12

Shares used in per share computation:
Basic	263,538	249,357	258,018	246,859

Diluted	272,888	253,068	266,871	250,614

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$90,470	$31,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	42,582	42,977
Amortization of other intangible assets	47,661	33,333
Acquired in-process research and development	4,300	—
Provision for doubtful accounts	2,489	329
Non-cash restructuring and other charges	146	13,436
Net (gain) loss on sale and impairment of investments	(96)	3,667
Minority interest in net income of subsidiary	2,176	1,129
Tax benefit associated with stock options	16,337	25,345
Deferred income taxes	(7,115)	(818)
Amortization of unearned compensation	2,722	1,467
Loss on disposal of property and equipment	186	—
Changes in operating assets and liabilities:
Accounts receivable	(77,227)	(14,093)
Prepaid expenses and other current assets	(54,048)	(2,766)
Accounts payable and accrued liabilities	83,386	(36,973)
Deferred revenue	59,957	47,857

Net cash provided by operating activities	213,926	145,905

Cash flows from investing activities:
Purchases of investments	(204,065)	(148,911)
Proceeds from maturities and sales of investments	178,091	289,265
Purchases of property and equipment	(45,820)	(35,383)
Net cash paid in business combinations	(18,002)	(246,356)
Payment received on long-term note receivable and dividend	17,213	—
Merger related costs	(8,216)	(2,664)
Other assets	(3,268)	(34)

Net cash used in investing activities	(84,067)	(144,083)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	35,898	25,910
Repurchase of common stock	(42,477)	—
Proceeds from sale of stock from consolidated subsidiary	165	778
Payment of long-term liabilities	(1,100)	(2,850)

Net cash (used in) provided by financing activities	(7,514)	23,838

Effect of exchange rate changes	(3,407)	(981)

Net increase (decrease) in cash and cash equivalents	118,938	24,679
Cash and cash equivalents at beginning of period	330,641	301,593

Cash and cash equivalents at end of period	$449,579	$326,272

Cash paid for income taxes, net of refunds received	$14,849	$9,861

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or the “Company”), at June 30, 2005, and the results of operations and cash flows for the interim periods ended June 30, 2005 and 2004.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. VeriSign invests in market auction preferred securities (“Auction Securities”) with reauction periods of 90 days or less, and the maturities of the instruments underlying the market auction preferred securities are generally more than 90 days from the date of acquisition. VeriSign previously excluded purchases and sales of Securities from the Consolidated Statements of Cash Flows because the Auction Securities were classified as cash equivalents. Purchases of investments in the Consolidated Statements of Cash Flows for the six months ended June 30, 2004 have been reclassified to include $53.8 million of purchases of Auction Securities, and proceeds from maturities and sales of investments for the six months ended June 30, 2004 have been reclassified to include $146.0 million of sales and maturities of Auction Securities.

Cash and Cash Equivalents

VeriSign considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts.

Short-Term Investments

Highly liquid investments with original maturities greater than three months are considered short-term investments. VeriSign invests in debt and equity securities of companies for business and investment purposes.

Fair Value of Financial Instruments

The fair value of VeriSign’s cash equivalents, short-term investments, accounts receivable, restricted cash, long-term investments, accounts payable and other long-term liabilities approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties.

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in other assets in the consolidated balance sheets and are

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no anticipated prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statement of operations. During the three months ended June 30, 2005, VeriSign determined that there were no other-than-temporary declines in the value of its non-public equity investments. During the three months ended June 30, 2004, VeriSign determined that the decline in value of certain of its non-public equity investments was other-than-temporary and recorded an impairment, net of realized gains, totaling $0.3 million. During the six months ended June 30, 2005 and 2004, VeriSign recorded impairments, net of realized gains, totaling $(0.1) million and $3.6 million, respectively.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. VeriSign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. VeriSign regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and its collection history with each customer. VeriSign reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. For those invoices not specifically reviewed, VeriSign maintains general reserve provisions, based upon the age of the receivable. In determining these reserves, VeriSign analyzes its historical collection experience and current economic trends. If the historical data VeriSign uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets; 40 years for buildings and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or lease terms.

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

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The following table summarizes the implementation and consulting services from third parties for internally used software as well as costs related to internally developed software which was capitalized by VeriSign during the three and six month periods ending June 30, 2005 and June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Internally used third-party software	$6,174	$3,650	$12,419	$5,365
Internally developed software	4,346	3,220	7,492	5,068

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized on a straight-line basis over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” There was no impairment charge to goodwill and other intangible assets from the annual impairment tests conducted in the second quarter of 2005 or 2004.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and intangible assets with indefinite useful lives not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. For goodwill, an impairment loss is recognized when its carrying amount exceeds its implied fair value as defined by SFAS No. 142. For acquired intangible assets not subject to amortization, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. There was no impairment charge to long-lived assets during the three or six months ended June 30, 2005 and June 30, 2004.

Provision for royalty liabilities for intellectual property rights

Certain of VeriSign content services utilize intellectual property owned or held under license by others. Where VeriSign has not yet entered into a license agreement with a holder, VeriSign records a provision for royalty payments that it estimates will be due once a license agreement is concluded. VeriSign estimates the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The financial statements of the subsidiaries for which the local currency is the functional currency are translated into U.S. Dollars using the current rate for assets and liabilities and a weighted-average rate for the period for revenues and expenses. This translation results in a cumulative translation adjustment that is included in accumulated other comprehensive income or (loss), which is a separate component of stockholders’ equity.

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

Revenue Recognition

VeriSign derives its revenues from two reportable segments: (i) the Internet Services Group, which consists of Security Services and Naming and Directory Services; and (ii) the Communications Services Group, which consists of network connectivity and interoperability services, intelligent database services, content and application services, clearing and settlement services, and billing and payment services. Unless otherwise noted below, VeriSign’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VeriSign also provides global security consulting services to help enterprises assess, design, and deploy network security solutions. Revenues from global security consulting services are recognized using either the percentage-of-completion method or on a time-and-materials basis as work is performed. Percentage-of- completion is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. VeriSign has a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials are recognized as services are performed.

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

VeriSign recognizes revenues from VeriSign Affiliate PKI Software and Services in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. VeriSign defines each of these four criteria as follows:

•	Persuasive evidence of an arrangement exists. It is the Company’s customary practice to have a written contract, which is signed by both the customer and VeriSign, or a purchase order from those customers who have previously negotiated a standard license arrangement with VeriSign.

•	Delivery has occurred. VeriSign’s software may be either physically or electronically delivered to the customer. Electronic delivery is deemed to have occurred upon download by the customer from an FTP server. Where an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered or accepted.

•	The fee is fixed or determinable. It is VeriSign’s policy to not provide customers the right to a refund of any portion of their paid license fees. Generally, at least 80% of the arrangement fees are due within one year or less, but VeriSign may agree to payment terms with a foreign customer based on local customs. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•	Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. VeriSign typically sells to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customer’s financial position and, ultimately, their ability to pay. If VeriSign determines from the outset of an arrangement that collectibility is not probable based upon its credit review process, revenues are recognized as cash is collected.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s determination of fair value of each element in multiple-element software arrangements is based on vendor-specific objective evidence (“VSOE”) of fair value. VeriSign limits its assessment of VSOE for each element to the price charged when the same element is sold separately. VeriSign has analyzed all of the elements included in its multiple-element software arrangements and determined that it has sufficient VSOE to allocate revenues to PCS and professional services components of its perpetual license arrangements. VeriSign sells its professional services separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9.

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

VeriSign also receives ongoing royalties from each digital certificate or authentication service sold by the VeriSign Affiliate to an end user. The Company recognizes the royalties from affiliates over the term of the digital certification or authentication service to which the royalty relates, which is generally 12 to 24 months.

Commerce Security Services. Revenues from commerce security services include the sale or renewal of digital certificates. These revenues are deferred and recognized ratably over the life of the digital certificate, which is generally 12 to 36 months.

Digital Brand Management Services. Revenues from digital brand management services include VeriSign’s domain name registration services and its brand monitoring services. Revenues from the registration fees are deferred and recognized ratably over the registration term and the revenues from the brand monitoring services are recognized ratably over the periods in which the services are provided, which is generally one to ten years.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SS7 Connectivity and Signaling. Network connectivity revenues are derived from establishing and maintaining connection to VeriSign’s SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, along with trunk signaling service fees, which are charged and recognized monthly based on the number of switches to which a customer signals.

Wireless Roaming. Wireless roaming revenues are derived from enabling service providers to offer wireless data roaming to their subscribers. Revenues from wireless account management services and unregistered wireless roaming services are based on the revenue retained by VeriSign and recognized in the period in which such calls are processed on a per-minute or per-call basis.

Intelligent Database Services

Intelligent Database Services revenues include Number Portability, Caller Name Identification, Toll-free Database Services and TeleBlock Do Not Call, which are derived primarily from monthly database administration and database query services and are charged and recognized on a per-use or per-query basis.

Content and Application Services

Content services revenues are derived by providing content services including content, aggregation, formatting, mediation and billing and payment services. Revenues from content services primarily consist of weekly, biweekly or monthly subscriber fees. VeriSign records these revenues net of the fees from its wireless carriers in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” VeriSign also provides content services on a transaction basis and recognizes revenue upon delivery. VeriSign’s content subscription plans allow for a specified number of content downloads per subscription period and give the customer the ability to rollover unused content downloads to future periods. VeriSign considers historical customer usage patterns to estimate and defer revenue for the number of content downloads expected to be rolled over and utilized prior to termination of the subscription plan.

Revenues from application services are derived by providing multimedia, global and short messaging services between carrier systems and devices, and across disparate networks and technologies so the carrier’s customers can exchange messages outside their carrier’s network. Revenues from application services primarily represent fees charged and recognized for the messaging services either based on a monthly fee or number of messages processed. VeriSign also provides consulting services to provide multimedia messaging and interoperability solutions. These fees are charged on a transaction or fixed-fee basis. The revenues associated with interoperability solutions are typically recognized over the estimated useful life, which is generally one to two years.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clearing and Settlement Services

The Communications Services Group also offers advanced billing and customer care services to wireline and wireless carriers. VeriSign’s advanced billing and customer care services include:

Wireline and Wireless Clearinghouse Services. Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Revenues from clearinghouse services are earned based on the number of messages processed. Amounts due from customers that are related to VeriSign’s telecommunications services for third-party network access, database charges and clearinghouse toll amounts that have been invoiced and remitted to the customer are included in prepaid expenses and other current assets.

Billing and Payment Services

Revenues from billing and payment services primarily represent a monthly recurring fee for every subscriber activated by VeriSign’s wireless carrier customers.

Note 2.	Stock Compensation Plans and Unearned Compensation

At June 30, 2005, VeriSign had four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income and net income per share if VeriSign had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$41,295	$21,945	$90,470	$31,015
Add: Amortization of unearned compensation, net of tax	1,186	826	1,754	1,467
Deduct: Stock-based compensation determined under the fair value method for all awards, net of tax	(15,828)	(31,696)	(32,218)	(65,904)

Pro forma net income (loss)	$26,653	$(8,925)	$60,006	$(33,422)

Basic:
As reported	$0.16	$0.09	$0.35	$0.13
Pro forma stock-based compensation	(0.06)	(0.13)	(0.12)	(0.27)

Pro forma net income (loss) per share	$0.10	$(0.04)	$0.23	$(0.14)

Diluted:
As reported	$0.15	$0.09	$0.34	$0.12
Pro forma stock-based compensation	(0.05)	(0.13)	(0.12)	(0.26)

Pro forma net income (loss) per share	$0.10	$(0.04)	$0.22	$(0.14)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options and Employee Stock Purchase Plan options was estimated on the date of grant using the Black-Scholes option-pricing model. Under the Employee Stock Purchase Plan, rights to purchase shares are only granted during the first and third quarter of each year. The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and Employee Stock Purchase Plan options for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options:
Volatility	64%	84%	71%	88%
Risk-free interest rate	3.73%	2.98%	3.67%	2.38%
Expected life	3.1 years	2.8 years	3.1 years	2.7 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	n/a	n/a	47%	58%
Risk-free interest rate	n/a	n/a	2.24%	1.26%
Expected life	n/a	n/a	1.25 years	1.25 years
Dividend yield	n/a	n/a	zero	zero

Note 3.	Business Combinations

On April 6, 2005, VeriSign completed its acquisition of LightSurf Technologies, Inc. (“LightSurf”), a Santa Cruz, California-based privately held provider of multimedia messaging and interoperability solutions for the wireless market. VeriSign paid approximately $279.2 million in common stock for all of the outstanding capital stock, warrants and vested options of LightSurf. VeriSign also assumed all unvested stock options and paid certain transaction-related expenses of LightSurf. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. LightSurf’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of LightSurf, VeriSign recorded goodwill of $224.1 million and intangible assets of $44.4 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer carriers a comprehensive wireless data utility by combining LightSurf’s current capabilities with VeriSign’s existing communications services platforms. None of the goodwill for LightSurf is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of LightSurf is 3.2 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process technology acquired in the LightSurf acquisition consisted primarily of research and development related to the efforts required to develop the acquired in-process technology principally relate to the completion of all planning, design, development, and test activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance.

VeriSign determined the fair value of the acquired in-process technology by estimating the projected cash flows related to the project or service and future revenues to be earned upon commercialization of the service. VeriSign discounted the resulting cash flows back to their net present values. VeriSign based the net cash flows from such projects on its analysis of the respective markets and estimates of revenues and operating profits related to these projects.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of LightSurf was as follows:

	June 30, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$19,677	—
Long-term assets	7,225	—
Goodwill	224,077	—
Customer relationships	9,000	5
Non-compete agreement	1,700	2.5
Technology in place	29,400	3-4
In-process research and development	4,300	—

Total assets acquired	295,379

Liabilities assumed	(16,196)

Net assets acquired	$279,183

Note 4.	Restructuring and Other Charges

2003 Restructuring Plan

In November 2003, VeriSign initiated a restructuring plan related to the sale of its Network Solutions business and the realignment of other business units. The restructuring plan resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment, and other charges. To date, VeriSign has recorded $76.9 million in restructuring charges under its 2003 restructuring plan.

Net restructuring and other charges associated with the 2003 restructuring plan that were recorded during the periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Workforce reduction	$—	$(645)	$(1)	$927
Excess facilities	(264)	(3,612)	(2,255)	(2,488)
Exit costs	33	346	(23)	452

Subtotal	(231)	(3,911)	(2,279)	(1,109)
Other charges	8	884	(27)	13,589

Total restructuring and other (reversals) charges	$(223)	$(3,027)	$(2,306)	$12,480

Workforce reduction. VeriSign recorded restructuring charges related to workforce reduction in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43,” since benefits were provided pursuant to a formal severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these restructuring charges has met the four requirements of SFAS No. 112, which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. VeriSign recorded workforce reduction charges of $1.6 million in connection with a workforce reduction of approximately 35 employees during the three months ended March 31, 2004. All severance related charges will be paid by the end of 2005.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excess facilities. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by geographic location and considerable work with third-party leasing companies requires VeriSign to periodically review each lease and, as necessary, change its estimates on a prospective basis. During the three and six months ended June 30, 2005, VeriSign recorded a net reversal of restructuring charges of approximately $0.3 million and $2.3 million, respectively. During the three and six months ended June 30, 2004, VeriSign recorded a net reversal of restructuring charges of approximately $3.6 million and $2.5 million, respectively, for excess facilities that were abandoned relating to lease terminations and non-cancelable lease costs. These reversals were related to excess facilities primarily in connection with a decision to utilize and build a facility that VeriSign had treated as abandoned under its 2003 restructuring plan and for which it had previously recorded a restructuring charge. The net reversal was partially offset by certain taxes and lease charges.

Exit costs. VeriSign recorded other exit costs primarily relating to contract termination fees.

Other charges. Property and equipment that was disposed of or abandoned in 2004 consisted primarily of obsolete telecommunications computer software and other equipment related to the Communications Services Group segment. During the three and six months ended June 30, 2004, VeriSign recorded asset impairment charges of approximately $0.9 million and $13.6 million, respectively, related to a service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment.

At June 30, 2005, the accrued liability associated with the 2003 restructuring plan was $15.1 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2004	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at June 30, 2005
	(In thousands)
Workforce reduction	$1,339	$—	$(1)	$(1)	$(100)	$(236)	$1,002
Excess facilities	20,686	13	(2,268)	(2,255)	41	(4,499)	13,973
Exit costs	108	—	(23)	(23)	—	(32)	53

Subtotal	$22,133	$13	$(2,292)	$(2,279)	$(59)	$(4,767)	$15,028
Other charges	303	—	(27)	(27)	(67)	(125)	84

Total restructuring and other charges	$22,436	$13	$(2,319)	$(2,306)	$(126)	$(4,892)	$15,112

Included in current portion of accrued restructuring costs	$8,711						$5,693

Included in long-term portion of accrued restructuring costs	$13,725						$9,419

2002 Restructuring Plan

In April 2002, VeriSign initiated a plan to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-offs of abandoned property and equipment, and other charges. To date, VeriSign has recorded $109.1 million in restructuring charges under its 2002 restructuring plan.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net restructuring and other charges associated with the 2002 restructuring plan that were recorded during the periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Workforce reduction	$—	$27	$—	$27
Excess facilities	90	(155)	298	(155)
Exit costs	—	(471)	—	(471)

Subtotal	90	(599)	298	(599)
Other charges	—	—	—	—

Total restructuring and other charges	$90	$(599)	$298	$(599)

Workforce reduction. VeriSign’s 2002 restructuring plan resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. Workforce reduction charges related primarily to severance and fringe benefits.

Excess facilities. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by geographic location and considerable work with third-party leasing companies requires VeriSign to periodically review each lease and, as necessary, change its estimates on a prospective basis. VeriSign recorded charges and adjustments for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. During the three and six months ended June 30, 2005, VeriSign recorded approximately $0.1 million and $0.3 million, respectively of charges related to excess facilities.

Exit costs. VeriSign previously recorded other exit costs consisting of the write-off of prepaid license fees associated with products that were originally intended to be incorporated into VeriSign’s product offerings but were subsequently abandoned as a result of the decision to restructure.

At June 30, 2005, the accrued liability associated with the 2002 restructuring plan was $7.1 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2004	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at June 30, 2005
	(In thousands)
Workforce reduction	$—	$—	$—	$—	$—	$—	$—
Excess facilities	8,386	272	26	298	(12)	(1,728)	6,944
Exit costs	150	—	—	—	(8)	—	142

Total restructuring charges	$8,536	$272	$26	$298	$(20)	$(1,728)	$7,086

Included in current portion of accrued restructuring costs	$2,985						$2,976

Included in long-term portion of accrued restructuring costs	$5,551						$4,110

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash payments totaling approximately $45.4 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through June 2014. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2005 (remaining 6 months)	$5,593	$(1,977)	$3,616
2006	8,222	(1,373)	6,849
2007	6,288	(2,459)	3,829
2008	3,899	(2,209)	1,690
2009	3,000	(2,077)	923
2010	3,006	(2,092)	914
Thereafter	10,548	(7,452)	3,096

	$40,556	$(19,639)	$20,917

Note 5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Original cost	$906,652	$853,337
Less: accumulated depreciation and amortization	(383,768)	(340,716)

Property and equipment, net	$522,884	$512,621

Note 6.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the six months ended June 30, 2005:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
Balance at December 31, 2004	$189,427	$536,000	$725,427
LightSurf acquisition	—	224,077	224,077
Other acquisitions	13,657	8,889	22,546

Balance at June 30, 2005	$203,084	$768,966	$972,050

Purchased goodwill is not amortized but is subject to testing for impairment on at least an annual basis. VeriSign performed its annual impairment test as of June 30, 2005. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets are valued using the income approach. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There was no impairment charge to goodwill and other intangible assets from the annual impairment tests conducted in the second quarter of 2005 or 2004.

VeriSign’s other intangible assets are comprised of:

	As of June 30, 2005
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$281,454	$(171,013)	$110,441
Technology in place	157,746	(106,707)	51,039
Carrier relationships	27,700	(4,963)	22,737
Non-compete agreement	18,073	(8,367)	9,706
Trade name	17,760	(3,182)	14,578
Contracts with ICANN and customer lists	146,838	(110,079)	36,759

Total other intangible assets	$649,571	$(404,311)	$245,260

	As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$270,733	$(146,145)	$124,588
Technology in place	121,406	(99,474)	21,932
Carrier relationships	27,700	(2,667)	25,033
Non-compete agreement	16,220	(4,622)	11,598
Trade name	17,828	(1,728)	16,100
Contracts with ICANN and customer lists	146,238	(101,651)	44,587

Total other intangible assets	$600,125	$(356,287)	$243,838

Fully amortized other intangible assets are not included in the above tables. For the three months ended June 30, 2005 and 2004, amortization of other intangible assets was $24.8 million and $18.2 million, respectively. Amortization of other intangible assets was $47.7 million and $33.3 million for the six months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005 we expensed $4.3 million of in-process research and development acquired in the purchase of LightSurf.

Estimated future amortization expense related to other intangible assets at June 30, 2005 is as follows:

(In thousands)
2005 (remaining 6 months)	$51,836
2006	86,122
2007	71,039
2008	18,334
2009	13,000
2010	4,721
Thereafter	208

$245,260

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Restricted Cash

Restricted cash includes $45.0 million of cash related to a trust established during the first quarter of 2004 for VeriSign’s director and officer liability self-insurance coverage. Additionally, as of June 30, 2005 and December 31, 2004, VeriSign has pledged approximately $6.4 million, classified as restricted cash on the accompanying balance sheet, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Note 8.	Comprehensive Income

Comprehensive income consists of net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$41,295	$21,945	$90,470	$31,015
Change in unrealized gain (loss) on investments, net of tax	1,421	(3,160)	(879)	(2,777)
Foreign currency translation adjustments	(318)	(1,704)	(1,690)	(978)

Comprehensive income	$42,398	$17,081	$87,901	$27,260

Note 9.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Prepaid expenses	$87,266	$19,858
Other current assets	21,310	31,466

Prepaid expenses and other current assets	$108,576	$51,324

Note 10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Accounts payable	$121,934	$69,988
Employee compensation	70,437	72,300
Customer deposits	13,286	21,144
Taxes	110,691	79,906
Other	163,936	138,687

Accounts payable and accrued liabilities	$480,284	$382,025

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Calculation of Net Income Per Share

Basic net income per share is computed by dividing net income (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to dilutive common equivalent shares, including unvested stock options, using the treasury stock method.

The following table represents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic and diluted net income per share:
Net income	$41,295	$21,945	$90,470	$31,015

Determination of basic and diluted shares:
Weighted-average common shares outstanding	263,538	249,357	258,018	246,859
Potential common shares—dilutive stock options	9,350	3,711	8,853	3,755

Diluted weighted-average common shares outstanding	272,888	253,068	266,871	250,614

Basic net income per share	$0.16	$0.09	$0.35	$0.13

Diluted net income per share	$0.15	$0.09	$0.34	$0.12

For the three and six months ended June 30, 2005, VeriSign excluded 8,764,450 and 9,655,722 weighted-average stock options, respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $73.62 and $75.22, respectively, because their effect would have been anti-dilutive. For the three and six months ended June 30, 2004, VeriSign excluded 12,409,224 and 12,898,418 weighted-average stock options, respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $68.70 and $68.97 for the respective periods. Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

Note 12.	Commitments and Contingencies

Legal proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s condensed consolidated financial position and results of operations.

Indemnification

VeriSign enters into indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. To date, VeriSign has not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at June 30, 2005 or December 31, 2004.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the Company’s discretion and in the ordinary course of business, VeriSign subcontracts the performance of certain services. VeriSign enters into indemnification agreements that indemnify customers against damage caused by VeriSign’s employees and subcontractors. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. The Company maintains insurance policies that may enable VeriSign to recover a portion of any such claim. VeriSign has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at June 30, 2005 or December 31, 2004.

Note 13.	Segment Information

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

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended June 30, 2005:
Revenues	$168,166	$276,664	$—	$444,830
Cost of revenues	34,437	93,170	8,948	136,555

Gross margin	$133,729	$183,494	$(8,948)	$308,275

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended June 30, 2004:
Revenues	$138,822	$117,223	$—	$256,045
Cost of revenues	31,719	64,724	5,792	102,235

Gross margin	$107,103	$52,499	$(5,792)	$153,810

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Six months ended June 30, 2005:
Revenues	$327,248	$518,573	$—	$845,821
Cost of revenues	69,257	174,558	17,582	261,397

Gross margin	$257,991	$344,015	$(17,582)	$584,424

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Six months ended June 30, 2004:
Revenues	$268,898	$216,260	$—	$485,158
Cost of revenues	60,207	122,554	10,956	193,717

Gross margin	$208,691	$93,706	$(10,956)	$291,441

Geographic information

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Americas:
United States	$283,439	$208,508	$510,988	$403,452
Other (1)	4,582	4,357	10,047	9,508

Total Americas	288,021	212,865	521,035	412,960
EMEA (2)	133,381	26,791	279,610	39,450
APAC (3)	23,428	16,389	45,176	32,748

Total revenues	$444,830	$256,045	$845,821	$485,158

(1)	Canada and Latin America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Australia, Japan and Asia Pacific (“APAC”)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a comparison of domestic and international long-term assets, which include property and equipment, net and other assets, net:

	June 30, 2005	December 31, 2004
	(In thousands)
Domestic long-term assets	$510,700	$502,032
International long-term assets	25,726	23,980

Total long-term assets	$536,426	$526,012

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

No customer accounted for 10% or more of consolidated revenues for the three or six months ended June 30, 2005 or June 30, 2004.

Note 14.	Income Taxes

For the three and six months ended June 30, 2005, VeriSign recorded income tax expense of $33.7 million and $60.1 million, respectively. For the three and six months ended June 30, 2004, VeriSign recorded income tax expense of $17.3 million and $23.8 million, respectively. VeriSign has not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization.

In assessing the realizability of deferred tax assets, management considers whether, under FAS 109 terminology, it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of June 30, 2005, VeriSign does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. However, depending on VeriSign’s continued ability to achieve profitability, it may have sufficient evidence in the third quarter of fiscal 2005 to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in that period from a reduction of our deferred tax asset valuation allowance.

VeriSign follows FASB Interpretation (“FIN”) No. 18, “Accounting for Income Taxes in Interim Periods,” and APB 28, “Interim Financial Reporting” for its quarterly income tax provision. Accordingly, management’s disclosure regarding the effects of the realizability of the deferred tax assets on continuing operations, goodwill, and additional paid-in capital remain materially unchanged from the disclosure provided in Note 13, “Income Taxes,” in VeriSign’s Form 10-K for the year ended December 31, 2004. As such, if the valuation allowance relating to deferred tax assets were released as of December 31, 2004, approximately $240.7 million would be credited to the statement of operations, $268.6 million would be credited to additional paid-in capital, and $5.4 million would be credited to goodwill. However, management would continue to apply a valuation allowance of $33.4 million to the deferred tax asset for capital loss carryforwards, and $48.9 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life of such tax attributes These amounts do not reflect the effects to the deferred tax assets and liabilities from the acquisition of LightSurf Technologies, Inc. Had VeriSign not applied a valuation allowance and thus a zero net deferred tax asset balance relating to the acquisition of LightSurf, VeriSign would have recorded deferred tax assets of $5.8 million and deferred tax liabilities of $17.7 million. If VeriSign releases its valuation allowance as indicated in this footnote, the net $11.9 million of deferred tax liability will be recorded and goodwill will be increased by the same amount.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Related Parties

VeriSign retained a 15% interest in Network Solutions’ domain name registrar business after the sale to Pivotal Private Equity on November 25, 2003. The following table shows a comparison of revenue recognized from customers in which VeriSign holds an equity investment, including International Affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Network Solutions	$9,959	$10,613	$20,043	$21,795
International Affiliates	2,326	2,193	4,574	4,824

Total revenues recognized from customers in which VeriSign holds an equity investment	$12,285	$12,806	$24,617	$26,619

VeriSign had $1.0 million and $2.8 million of trade receivables from Network Solutions at June 30, 2005 and 2004, respectively. VeriSign had $2.3 million and $2.6 million in trade receivables from International Affiliates at June 30, 2005 and 2004, respectively.

As part of the consideration for the Company’s sale of its Network Solutions domain name registrar business, VeriSign received a $40 million senior subordinated note that bears interest at 7% per annum for the first three years and 9% per annum thereafter and matures five years from the date of closing. During the three months ended March 31, 2005, VeriSign received a payment from Network Solutions in the amount of $20.0 million, which included $14.0 million to reduce the principal balance of the note receivable, $3.8 million of interest income related to the note receivable and a dividend payment of $2.2 million recorded in other income. The remaining principal and interest are due upon maturity. The present value of the note at June 30, 2005 was approximately $25.2 million using a 10% market interest rate.

Note 16.	Repurchase of Common Stock

In 2001, the Board of Directors of VeriSign authorized the use of up to $350 million to repurchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. During the three months ended June 30, 2005, 1,553,000 shares were repurchased at an aggregate cost of approximately $42.5 million. During the three months ended March 31, 2005, no shares were repurchased. During the three months ended June 30, 2004, no shares were repurchased. At June 30, 2005, approximately $124.8 million remained available for future repurchases under this program.

Note 17.	Other Income, Net

The following table presents the components of other income, net for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Interest income	$8,725	$2,945	$15,734	$6,676
Net foreign currency gains (losses)	5,432	(996)	5,847	(1,255)
Other, net	(73)	(411)	7,780	(2,851)

Total other income, net	$14,084	$1,538	$29,361	$2,570

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income is derived principally from the investment of our surplus cash balances. Foreign currency gains and losses include foreign currency transaction gains and losses, realized gains and losses on hedging contracts and unrealized gains and losses on hedging contracts.

Note 18.	Resolution of Tariff Dispute

During the three months ended March 31, 2005, VeriSign completed a settlement of litigation with a telecommunications carrier, resolving disputes over certain tariff charges for SS7 traffic that VeriSign passed through to telecommunications carriers who purchased its SS7 services. Under the settlement, the carrier refunded and/or credited certain amounts to VeriSign and VeriSign refunded and/or credited certain amounts to its customers. As a result of the settlement, VeriSign recorded other income of approximately $6.0 million during the first quarter of 2005.

Note 19.	Foreign Currency and Hedging Instruments

VeriSign conducts business throughout the world and transacts in multiple foreign currencies. As VeriSign continues to expand its international operations, the Company is increasingly exposed to foreign currency risks. In the fourth quarter of 2003, VeriSign initiated a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of its operations that are denominated in non-functional currencies. The primary objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, and in each case, these contracts are limited to a duration of less than 12 months.

At June 30, 2005, VeriSign held forward contracts in notional amounts totaling approximately $64.5 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All hedge contracts were recorded at fair market value on the balance sheet and in earnings at year end 2004 and for the first six months of 2005. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Note 20.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in their consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. VeriSign is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, VeriSign is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on their consolidated statements of operations and net income per share. See Note 2, “Stock Compensation Plans and Unearned Compensation” above for further information regarding the pro forma net income (loss) and net income (loss) per share amounts, for the three and six months ended June 30, 2005 and 2004, as if VeriSign had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act (“AJCA”)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on their results of operations, financial position or cash flows.

Note 21.	Subsequent Events

On July 14, 2005, VeriSign announced that it has completed its acquisition of iDefense, a Reston, Virginia-based privately held security intelligence firm. VeriSign paid approximately $40 million in cash for all outstanding capital stock and vested options of iDefense. VeriSign also assumed all outstanding unvested stock options of iDefense. Payment of up to $10 million of additional consideration may be made in the future, if additional contractual conditions are met.

On August 2, 2005, the Board of Directors of VeriSign authorized the use of up to $500 million to repurchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades.

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

During the second quarter of 2005, IT spending, domain name registrations and renewals and e-commerce activity in the U.S., Europe and Japan continued to improve and led to growth in revenues and deferred revenues for our Internet Services Group. The Internet Services Group recorded revenues of $168.2 million during the second quarter. Communications Services Group revenues for the period were $276.7 million. Content services contributed approximately $174.7 million of revenues to the Communications Services Group’s results. Revenues from communications services, which include our network services and database products, and revenues from commerce services, which include our billing and payments services and clearing and settlement services, together accounted for $101.9 million of the Communications Services Group’s revenues in the period

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 88% of the revenues during the second quarter of 2005 were derived from the sale of web certificates, payment services, managed authentication and security services, registry services and managed security services. In the Communications Services Group, 86% of the revenues were derived from the sale of calling name services, billing services, SS7 connectivity, signaling services, and content services during the same period.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay, and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve by applying a percentage based on the age of the receivable. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of June 30, 2005, the allowance for doubtful accounts represented approximately 5% of total accounts receivable, or approximately $13.8 million. A change of 1% in our estimate would amount to approximately $2.9 million.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled approximately $1,217 million at June 30, 2005, which was comprised of $972 million of goodwill and $245 million of other intangible assets. Other intangible assets include customer relationships, technology in place, carrier relationships, non-compete agreements, trade names, contracts with ICANN and customer lists. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets, significant changes in the strategy of our overall business, or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets, including goodwill. There was no impairment charge to goodwill and other intangible assets from the annual impairment tests conducted in the second quarter of 2005 or 2004.

Restructuring and other charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated plans to restructure our operations to more fully rationalize, integrate and align our resources. Both plans resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. We expect these restructuring plans to be completed in 2014 upon the expiration of our lease obligations for abandoned facilities. Restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary. Such estimates will likely be revised in the future. If sublease rates continue to change in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $20.3 million over the next ten years relating to our restructuring plans.

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

Income taxes

We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is likely that the benefits will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations. We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

We recognize that stock options dilute existing stockholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Please refer to the table below for the maximum potential dilution from options granted for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003. This maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the market price of our common stock as reported on the Nasdaq National Market. At June 30, 2005, approximately 28% of our stock options had exercise prices in excess of the closing price of our common stock as reported on the Nasdaq National Market.

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

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003, to our chief executive officer and the four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of 2004. These officers are referred to together as the Named Executive Officers. Please refer to the section entitled “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003 are as follows:

	Six Months Ended June 30, 2005	2004	2003
	(Shares in thousands)
Shares subject to options granted	1,966	9,156	13,199
Less options cancelled	(1,802)	(4,574)	(5,838)

Net shares subject to options granted	164	4,582	7,361
Common shares outstanding at beginning of period	253,341	241,829	237,510
Net options granted during the period as a percentage of outstanding common shares	0.1%	1.9%	3.1%
Options granted to Named Executive Officers during the period as a percentage of total options granted	0.0%	12.8%	8.0%
Options held by Named Executive Officers as a percentage of total options outstanding	26.1%	28.1%	23.4%

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

General Option Information

The following table summarizes option activity for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003:

	Six Months Ended June 30, 2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	32,878,169	$33.74	31,999,664	$36.87	26,960,479	$47.41
Assumed in business combinations	1,546,527	3.88	687,659	4.79	—	—
Granted	1,965,573	27.96	9,156,123	20.20	13,199,316	13.45
Exercised	(2,624,053)	10.46	(4,391,205)	11.04	(2,321,981)	9.05
Cancelled	(1,801,811)	71.40	(4,574,072)	45.98	(5,838,150)	43.66

Outstanding at end of period	31,964,405	31.73	32,878,169	33.74	31,999,664	36.87

Exercisable at end of period	16,788,701	43.33	17,085,569	48.19	18,156,403	48.05

Weighted-average fair value of options granted during the period		$13.96		$10.80		$9.00

The following table sets forth a comparison of the number of shares subject to our options whose exercise prices were below the closing price of our common stock on June 30, 2005 (“In-the-Money” options) to the number of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of June 30, 2005:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	9,386,924	$14.28	13,671,931	$17.21	23,058,855	$16.02
Out-of-the-Money (1)	7,401,777	80.18	1,503,773	34.11	8,905,550	72.40

Total options outstanding	16,788,701	$43.33	15,175,704	$18.89	31,964,405	$31.73

(1)	Out-of-the-Money options are those options with an exercise price of our common stock at or above the closing price of $28.76 on June 30, 2005, as reported by the Nasdaq National Market.

Executive Options

For the first six months of 2005, no options were granted to the Named Executive Officers. The following table sets forth for each of our Named Executive Officers the shares acquired and the value realized on the exercise of stock options during the first six months of 2005 and the number and value of exercisable and unexercisable options on June 30, 2005.

Option Exercises and Remaining Holdings as of June 30, 2005 of Named Executive Officers:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2005		Values of Unexercised In-the- Money Options at June 30, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	—	$—	4,226,654	1,420,760	$35,778,924	$9,047,212
Dana L. Evan	45,506	1,035,835	647,396	221,250	2,098,113	1,479,338
Quentin P. Gallivan	218,914	3,296,567	465,000	198,750	—	1,429,163
Robert J. Korzeniewski	25,000	448,250	368,750	198,750	1,631,113	1,429,163
Judy Lin	25,000	504,375	412,771	175,729	3,160,188	1,253,997

(1)	Option values are based on the closing price of our common stock of $28.76 as reported by the Nasdaq National Market on June 30, 2005, net of the option exercise price.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2005.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	12,402,329		$51.90	22,404,151	(1)
Equity compensation plans not approved by stockholders	17,682,217	(2)(3)	19.34	11,552,170

Total	30,084,546		$32.76	33,956,321

(1)	Includes 8,036,062 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(3)	Does not include options to purchase an aggregate of 1,879,859 shares of common stock with a weighted-average exercise price of $15.22 that were assumed in business combinations.

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues for the three and six months ended June 30, 2005 and 2004 is presented below.

	2005	2004	Change
	(Dollars in thousands)
Three months ended:
Internet Services Group	$168,166	$138,822	21%
Communications Services Group	276,664	117,223	136%

Total revenues	$444,830	$256,045	74%

Six months ended:
Internet Services Group	$327,248	$268,898	22%
Communications Services Group	518,573	216,260	140%

Total revenues	$845,821	$485,158	74%

Total revenues increased $188.8 million and $360.7 million for the three and six months ended June 30, 2005, respectively, compared to the same periods last year, primarily due to the increase in Communications Services Group revenues attributable to content services.

Internet Services Group

Internet Services Group revenues increased $29.3 million and $58.4 million for the three and six months ended June 30, 2005, respectively, primarily due to an increase in security services revenues of $15.3 and $33.0 for the respective periods as a result of increased managed security services revenues and as a result of a higher installed base of digital certificates, and an increase in the number of active online merchants in our secured payment services business. In addition, our naming and directory services revenues increased approximately $14.0 million and $25.3 million for the respective periods, as a result of an increase in the number of active domain names ending in .com and .net under management.

The following table compares active domain names ending in .com and .net managed by our naming and directory services business, the approximate installed base of Web site digital certificates in our commerce site services business and the approximate number of active online merchants in our secured payments services business as of June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004	% Change
Active domain names ending in .com and .net	44.2 million	34.0 million	30%
Installed base of Web site digital certificates	471,000	430,000	10%
Active online merchants	143,500	112,000	28%

We expect Internet Services Group revenues will continue to grow during the third quarter of 2005 as demand for our Naming and Directory Services and Security Services is expected to grow.

Communications Services Group

Communications Services Group revenues increased approximately $159.4 million and $302.3 million for the three and six months ended June 30, 2005, respectively, primarily due to an increase in revenues of $160.0 million and $303.7 million from content services for the respective periods. Commerce revenues, which include our billing and payments services and clearing and settlement services, decreased approximately $7.5 million and $15.4 million for the three and six months ended June 30, 2005, compared with the same periods last year, due to consolidation of certain billing services customers and reduced pricing on contracts, partially offset by carrier subscriber growth. Communications revenues, which include our network services and data base products, increased approximately $6.9 million and $14.0 million for the three and six months ended June 30, 2005, compared with the same periods last year, as a result of an increase in transaction volumes offset by lower prices for some services.

The following table shows a comparison of the approximate number of quarterly database queries as of June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004	% Change
Quarterly database queries	14.4 billion	12.2 billion	18%

Compared to the second quarter of 2005, we expect Communication Services Group revenues to decrease during the third quarter due to seasonality and subscriber churn in our mobile content business.

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following tables show a comparison of our revenues by geographic region for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		% Change
	2005	2004
	(Dollars in thousands)
Americas:
United States	$283,439	$208,508	36%
Other (1)	4,582	4,357	5%

Total Americas	288,021	212,865	35%
EMEA (2)	133,381	26,791	398%
APAC (3)	23,428	16,389	43%

Total revenues	$444,830	$256,045	74%

	Six Months Ended June 30,		% Change
	2005	2004
	(Dollars in thousands)
Americas:
United States	$510,988	$403,452	27%
Other (1)	10,047	9,508	6%

Total Americas	521,035	412,960	26%
EMEA (2)	279,610	39,450	609%
APAC (3)	45,176	32,748	38%

Total revenues	$845,821	$485,158	74%

(1)	Canada and Latin America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $75.2 million and $108.1 million in the Americas region in the three and six months ended June 30, 2005, respectively, compared to the same periods last year, primarily due to increased content service and naming and directory service revenues in the U.S. Revenues in the EMEA region increased $106.6 million and $240.2 million in the same periods primarily related to revenues from content services. APAC revenues increased $7.0 million and $12.4 in the three months and six months ended June 30, 2005, compared to the same periods last year, primarily due to increases in the sales of enterprise security services by VeriSign Japan along with the growth of our content services in the APAC region.

Costs and Expenses

Total costs and expenses increased $165.4 million and $290.7 million for the three and six months ended June 30, 2005 as compared to the same period last year. Cost of revenues increased $34.3 million and $67.7 million during the three and six months ended June 30, 2005 as compared to the same periods last year, primarily as a result of increased revenues and an increase in the number of employees. Sales and marketing increased $93.6 million and $182.8 million during the three and six months ended June 30, 2005 as compared to the same periods last year, primarily as a result of increased advertising to promote the Jamba! and Jamster brands.

The following table shows a comparison of our employee base by function as of the end of each quarter presented:

	June 30, 2005	June 30, 2004	% Change
Employee headcount:
Cost of revenues	1,598	1,431	12%
Sales and marketing	788	613	29%
Research and development	762	371	105%
General and administrative	613	551	11%

Total	3,761	2,966	27%

Primarily as a result of growth in our content services business, we have added over 790 employees to our employee headcount since June 30, 2004. Excluding the effects of any future acquisitions or dispositions, we expect our employee headcount to increase for the remainder of 2005 across all business units and corporate services.

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

A comparison of cost of revenues for the three and six months ended June 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Cost of revenues	$136,555	$102,235	34%
Percentage of revenues	31%	40%
Six months ended:
Cost of revenues	$261,397	$193,717	35%
Percentage of revenues	31%	40%

Cost of revenues increased $34.3 million and $67.7 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods last year. Direct cost of revenues increased approximately $13.6 million and $31.2 million for the three and six months ended June 30, 2005 as compared to the same period last year. Salary and employee benefit costs increased approximately $6.5 million and $16.9, for the respective periods, primarily as a result of an increase in the number of employees. Contract and professional services expenses increased $5.0 million and $6.7 million for the respective periods.

As a percentage of revenues, cost of revenues decreased for the three and six months ended June 30, 2005 compared to the same period last year primarily due to increased revenues from our content services, which generally have lower costs of revenues as a percentage of revenue than our other services.

We expect cost of revenues to increase in absolute dollars as revenues continue to grow for the remainder of 2005. We expect cost of revenues as a percentage of revenues to decrease during the remainder of 2005.

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

A comparison of sales and marketing expenses for the three and six months ended June 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Sales and marketing	$140,417	$46,847	200%
Percentage of revenues	32%	18%
Six months ended:
Sales and marketing	$269,794	$87,017	210%
Percentage of revenues	32%	18%

Sales and marketing expenses increased approximately $93.6 million and $182.8 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods last year. Sales and marketing expenses for content services accounted for approximately $87.3 million and $157.4 million of the increases compared to the respective periods last year. This was primarily attributable to increased advertising to promote content services. Salary and employee benefit costs and employee travel expenses accounted for approximately $3.4 million and $18.9 million of the increase for the three and six months ended June 30, 2005 as compared to the same periods last year, primarily as a result of an increase in the number of employees.

As a percentage of revenues, sales and marketing expenses increased for the three and six months ended June 30, 2005 compared to the same period last year primarily due to increased direct media advertising and marketing of our content services.

We expect sales and marketing expenses to decrease in absolute dollars and decrease as a percentage of revenues in the third quarter of 2005.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the three and six months ended June 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Research and development	$26,974	$15,253	77%
Percentage of revenues	6%	6%
Six months ended:
Research and development	$48,991	$31,960	53%
Percentage of revenues	6%	7%

Research and development expenses increased approximately $11.7 million and $17.0 million for the three and six months ended June 30, 2005 as compared to the same periods last year. Increased salary and employee benefit costs, primarily related to content services accounted for approximately $8.8 million and $13.2 million of the increase for the respective periods. Also contributing to the increases were increased contract and professional services fees of $1.2 million and $1.3 million, as compared to the same periods last year.

As a percentage of revenues, research and development expenses were unchanged for the three months ended June 30, 2005 compared to the same period last year. As a percentage of revenues, research and development expenses decreased for the six months ended June 30, 2005 compared to the same period last year primarily due to increased revenues from our content services. We believe that rapid development of new and enhanced services and technologies are necessary to maintain our leadership position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel both domestically and internationally and to make other investments in research and development. We expect research and development expenses to increase modestly in absolute dollars and remain relatively constant as a percentage of revenues during the remainder of 2005.

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

A comparison of general and administrative expenses for the three and six months ended June 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
General and administrative	$49,944	$38,595	29%
Percentage of revenues	11%	15%
Six months ended:
General and administrative	$92,322	$73,834	25%
Percentage of revenues	11%	15%

General and administrative expenses increased approximately $11.3 million and $18.5 million for the three and six months ended June 30, 2005 as compared to the same periods last year. Increases in the number of employees employed by our content services business accounted for approximately $5.7 million and $10.4 million of the increase for the three and six months ended June 30, 2005, respectively. Increased costs for contracted professional services accounted for approximately $4.9 million and $7.7 million of the increase for the respective periods.

As a percentage of revenues, general and administrative expenses decreased for the three and six months ended June 30, 2005 compared to the same period last year primarily due to increased revenues from our content services, which generally have lower general and administrative expenses as a percentage of revenues than other services, coupled with our ability to leverage existing general and administrative costs.

We expect general and administrative expenses to decrease in absolute dollars and decrease as a percentage of overall revenues during the remainder of 2005.

Restructuring and other (reversals) charges

Below is a comparison of the restructuring and other (reversals) charges under the 2003 and 2002 restructuring plans for the three and six months ended June 30, 2005 and 2004:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Restructuring and other (reversals) charges	$(133)	$(3,626)	(96)%
Percentage of revenues	0%	(1)%
Six months ended:
Restructuring and other (reversals) charges	$(2,008)	$11,881	(117)%
Percentage of revenues	0%	2%

The changes in restructuring and other (reversals) charges are primarily due to the timing of our restructuring initiatives.

2003 Restructuring Plan. In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. During the three months and six months ended June 30, 2005, we recorded a net reversal of restructuring charges of approximately $0.2 million and $2.3 million, respectively. These reversals were primarily related to excess facilities primarily in connection with a decision to utilize and build out a facility that we had treated as abandoned under our 2003 restructuring plan and for which we had previously recorded a restructuring charge. The net reversals were partially offset by certain taxes and lease charges. During the three and six months ended June 30, 2004, we recorded asset impairment charges of approximately $0.9 million and $13.6 million, respectively, related to a service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment. During the three months ended June 30, 2004, we recorded a reversal of $3.0 million of excess restructuring charges taken in prior quarters primarily due to a change in lease obligations for a facility and adjustments to our original estimated charges as compared to actual payments for severance and fringe benefits.

2002 Restructuring Plan. In April 2002, we initiated a restructuring plan to restructure our operations to rationalize, integrate and align resources. During the three months and six months ended June 30, 2005, we recorded approximately $0.1 million and $0.3 million, respectively of charges related to excess facilities. During the three and six months ended June 30, 2004, we reversed $0.6 million in excess facilities and exit costs.

See Note 4 to the Notes to Condensed Consolidated Financial Statements for further information.

Amortization of other intangible assets

A comparison of amortization of other intangible assets for the three and six months ended June 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Amortization of other intangible assets	$24,821	$18,223	36%
Percentage of revenues	6%	7%
Six months ended:
Amortization of other intangible assets	$47,661	$33,333	43%
Percentage of revenues	6%	7%

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. SFAS No. 144 requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset. We completed our last annual impairment testing in the second quarter of 2005 and recorded no impairment charges.

Amortization of other intangible assets increased approximately $6.6 million and $14.3 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods last year primarily due to amortization related to intangible assets for the acquisitions of Jamba! in June of 2004, LightSurf in April of 2005 and other acquisitions in the first quarter of 2004. Amortization of assets acquired from Jamba! accounted for approximately $4.1 million and $10.6 million of the increase for the three and six months ended June 30, 2005, respectively. Amortization of intangible assets acquired from LightSurf accounted for approximately $2.9 million of the increase for the three and six months ended June 30, 2005.

Acquired in-process research and development

During the three months ended June 30, 2005, we expensed in-process research and development acquired in the purchase of LightSurf. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further information.

Minority interest

Minority interest represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest for the three and six months ended June 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Minority interest	$(1,048)	$(836)	(25)%
Percentage of revenues	0.2%	0.3%
Six months ended:
Minority interest	$(2,176)	$(1,129)	(93)%
Percentage of revenues	0.3%	0.2%

Minority interest increased during the three and six months ended June 30, 2005 primarily from increased net income from our VeriSign Japan subsidiary. In June 2004, we acquired the remaining 49% minority interest in VeriSign Australia, which is now a wholly-owned subsidiary.

Other income, net

Other income, net consists primarily of interest earned on our cash, cash equivalents, short-term and long-term investments, gains and losses on the sale or impairment of equity investments, and the net effect of foreign currency transaction gains and losses.

A comparison of other income, net for the three and six months ended June 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Other income	$14,084	$1,538	816%
Percentage of revenues	3%	0.6%
Six months ended:
Other income	$29,361	$2,570	1,042%
Percentage of revenues	3%	0.5%

Other income increased approximately $12.5 million and $26.8 million during the three and six months ended June 30, 2005 as compared to the same periods last year. Increased net gains recognized on foreign currency hedging accounted for $6.4 million and $7.1 million of the increase for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. Interest income increased $5.7 million and $9.0 million during the respective periods, compared to the same periods last year, primarily as a result of higher cash balances and slightly higher interest rates during the six months ended June 30, 2005. In addition, we recorded a gain of approximately $6.0 million related to the resolution of a dispute with a telecommunications carrier customer in the three months ended March 31, 2005. In addition, impairment of investments, net of realized gains, decreased $3.7 million during the three and six months ended June 30, 2005, compared to the same periods last year. See Note 17 to the Notes to Condensed Consolidated Financial Statements for further information.

Income tax expense

For the quarter ended June 30, 2005, we recorded income tax expense of $33.7 million, compared to $17.3 million for the same period in 2004. For the six months ended June 30, 2005, we recorded income tax expense of $60.1 million, compared to $23.8 million for the same period in 2004. The increases were primarily due to increased taxable net income. We have not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization.

In assessing the realizability of deferred tax assets, management considers whether, under FAS 109 terminology, it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Currently, management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. However, depending on our continued ability to achieve profitability, we may have sufficient evidence in the third quarter of fiscal 2005 to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in that period from a reduction of our deferred tax asset valuation allowance.

VeriSign follows FIN 18, “Accounting for Income Taxes in Interim Periods,” and APB 28, “Interim Financial Reporting” for its quarterly income tax provision. Accordingly, management’s guidance regarding the effects of the realizability of the deferred tax assets on continuing operations, goodwill, and additional paid-in capital remain materially unchanged from the guidance provided in Note 13, “Income Taxes,” in our Form 10-K for the year ended December 31, 2004. As such, if the valuation allowance relating to deferred tax assets were released as of December 31, 2004, approximately $240.7 million would be credited to the statement of operations, $268.6 million would be credited to additional paid-in capital, and $5.4 million would be credited to goodwill. However, management would continue to apply a valuation allowance of $33.4 million to the deferred tax asset for capital loss carryforwards, and $48.9 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life of such tax attributes. These amounts do not reflect the effects to the deferred tax assets and liabilities from the acquisition this quarter of LightSurf Technologies, Inc. Had we not applied a valuation allowance and thus a zero net deferred tax asset balance relating to the acquisition of Lightsurf, we would have recorded deferred tax assets of $5.8 million and deferred tax liabilities of $17.7 million. If we release our valuation allowance, as described above,, the net $11.9 million of deferred tax liability will be recorded and goodwill will be increased by the same amount.

Liquidity and Capital Resources

	June 30, 2005	December 31, 2004	% Change
	(Dollars in thousands)
Cash and cash equivalents	$449,579	$330,641	36%
Short-term investments	431,960	406,784	6%

Subtotal	$881,539	$737,425	20%
Restricted cash	51,444	51,518	0%

Total	$932,983	$788,943	18%

	Six Months Ended June 30,		$ Change
	2005	2004
	(In thousands)
Cash flows provided by (used in)
Operating activities	$213,926	$145,905	$68,021
Investing activities	(84,067)	(144,083)	60,016
Financing activities	(7,514)	23,838	(31,352)
Effect of exchange rate changes	(3,407)	(981)	(2,426)

Net increase in cash and cash equivalents	$118,938	$24,679	$94,259

At June 30, 2005, our principal source of liquidity was $881.5 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Working capital increased $134.8 million over the periods presented primarily due to net cash provided by operating activities.

Net cash provided by operating activities of approximately $213.9 million for the six months ended June 30, 2005 consisted primarily of net income of $90.5 million adjusted for non-cash items totaling $111.4 million, including depreciation and amortization of property and equipment of approximately $42.6 million, amortization of other intangible assets of approximately $47.7 million, expensing of acquired in-process research and development of approximately $4.3 million and $12.1 million provided by working capital.

Net cash used in investing activities of approximately $84.1 million for the six months ended June 30, 2005 was primarily attributed to net investment purchases of $26.0 million, purchases of property and equipment of $45.8 million and net cash paid in business combinations of $18.0 million, partially offset by a $17.2 million payment by Network Solutions for partial payment of principal on a note receivable. This note receivable is described in Note 15 of the Notes to Condensed Consolidated Financial Statements.

Net cash used in financing activities of approximately $7.5 million for the six months ended June 30, 2005 was primarily related to proceeds of approximately $35.9 from issuance of common stock from option exercises and our employee stock purchase plan, offset by repurchases of common stock of $42.5 million.

Our planned capital property and equipment expenditures for 2005 are anticipated to be approximately $110 million, of which we spent approximately $45.8 million during the six months ended June 30, 2005, primarily for computer and communications equipment and computer software within all areas of the Company. Our most significant expenditures will be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Other capital property and equipment expenditures will be for productivity and cost improvement initiatives for corporate services.

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2014. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $20.3 million over the next nine years relating to our restructuring plans. The present value of future cash payments that will be made over the next nine years related to the abandonment of excess facilities is approximately $20.9 million. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During the three months ended June 30, 2005, 1,553,000 shares were repurchased at an aggregate cost of approximately $42.5 million. During the three months ended June 30, 2004, no shares were repurchased. At June 30, 2005, approximately $124.8 million remained available for future repurchases under this program.

We believe our existing cash, cash equivalents and short-term investments and operating cash flows, will be sufficient to meet our working capital and capital expenditure requirements.

We believe existing cash and short-term investments, together with funds generated from operations should be sufficient to meet operating requirements. Our philosophy regarding the maintenance of a balance sheet with a large component of cash, cash equivalents and short-term investments reflects our views on potential future capital requirements relating to expansion of our businesses, acquisitions, and share repurchases. We regularly assess our investment management approach in view of our current and potential future needs.

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

In April 2005 and May 2005, we completed our acquisitions of LightSurf Technologies, Inc. and R4 Global Solutions, respectively. In February 2004 and June 2004, we completed our acquisitions of Guardent, Inc. and Jamba!, respectively. Between 2000 and 2003, we completed several acquisitions, including our acquisitions of Network Solutions, Illuminet Holdings and H.O. Systems. In November 2003, we sold our Network Solutions domain name registrar business. LightSurf, Jamba!, Network Solutions, Illuminet Holdings and H.O. Systems operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

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

We made several acquisitions in the last five years and may pursue additional acquisitions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies we acquire. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	the potential impairment of relationships with our employees, customers and strategic partners;

•	the need to manage more geographically-dispersed operations, such as our offices in the states of Kansas, Illinois, Massachusetts, Pennsylvania, Rhode Island, Texas, Virginia, and Washington, and in Australia, Europe, India, Japan, South Africa and South America;

•	greater than expected costs, unknown liabilities and the diversion of management’s resources from other business concerns involved in identifying, completing and integrating acquisitions;

•	the inability to retain the key employees of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	our inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential incompatibility of business cultures;

•	additional regulatory requirements;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience, as is the case with our acquisition of Jamba!;

•	the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

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

International revenues accounted for approximately 36% of our total revenues for the three months ended June 30, 2005. As a result of the growth of our content services and other businesses outside the U.S., we expect that international revenues will continue to increase in absolute monetary terms and as a percentage of revenues. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, India, and Latin America and we currently have facilities and over 500 employees in Germany. Expansion in these international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Between December 31, 1995 and June 30, 2005, we grew from 26 to approximately 3,760 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Competition in Content Services. The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Wisdom Entertainment, Arvato mobile, Monstermob and Buongiorno/

Vitaminic. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft. As the market for wireless entertainment and information products matures, mobile phone companies, broadcasters, music publishers, other content providers or others may begin to develop competing products or services.

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

Our communications services business depends in part on the acceptance of our SS7 network and the telecommunications industry’s continuing use of SS7 technology.

Our future growth in our communications services business depends, in part, on the commercial success and reliability of our SS7 network. Our SS7 network is a vital component of our intelligent network services and has been a significant source of revenues for our Communications Services Group. Our communications services business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network. In the future, we may not be successful in marketing our SS7 network or any new or enhanced services.

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

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our communications services could result in significant pricing pressure and an erosion of our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our Communications Services Group. Consolidation in the telecommunications industry has led to the merging of many companies, including AT&T Wireless and Price Communications, both customers of our Communications Services Group, and there have been recent announcements of proposed mergers involving other of our customers, including, MCI and Nextel. Our business could be harmed if these mergers result in the loss of customers by our Communications Services Group. Furthermore, customers may choose to deploy internally developed communications technologies and services thereby reducing the demand for technologies and services we offer which could harm our business.

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

These agreements are typically for a short term, or are otherwise terminable upon short notice, and in the case of agreements with carriers, other mobile phone service providers and content developers, are non-exclusive. If these third parties reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, the results of operations of our Communications Services Group could be materially harmed. For example, because we depend on wireless carriers to bill customers for our services, a loss of any of these relationships, or our failure to enter into new relationships with additional wireless carriers on commercially reasonable terms, could prevent us from billing and receiving revenues from customers. This business could also be harmed if we are unable to enter into additional agreements with third parties on commercially reasonable terms.

Some wireless carriers have implemented more detailed enrollment procedures before their customers can purchase content services such as those we offer. Similar enrollment procedures or other requirements affecting content services may be adopted by other wireless carriers or by trade associations seeking to establish industry-wide standards, and could adversely affect subscriber growth and renewal rates in our content services business.

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

Our content services are typically sold as fixed weekly or monthly subscriptions. Our customers for these services may cancel their subscriptions for our service at the end of each service period and in fact, many customers elect to do so. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ subscription and renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with the service, pricing pressure, changes in preferences and trends, competitive services, adverse coverage in the news media, changes in the way we advertise our services or other reasons. If our customers cancel or fail to renew their subscriptions for our content services or if we fail to obtain significant numbers of new customers to replace customers who cancel or fail to renew, our revenue could decline and our content services business will suffer.

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

The emerging nature of the Internet, other communications networks, content, digital certificate, domain name registration and payment services markets, and their rapid evolution, require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In particular, the market for entertainment and information is characterized by changing technology, developing industry standards, changing customer preferences and trends (which also vary from country to country), and the constant introduction of new products and services. In order to remain competitive, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences. When entertainment products are placed on the market, it is difficult to predict whether they will become popular.

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

The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or

ICANN. As part of this transition, our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option. The .net registry services were subject to a competitive bidding process administered by ICANN. Our bid was determined by the outside evaluators selected by ICANN to be the top bid and VeriSign and ICANN have executed a new .net registry agreement that extends until June 30, 2011. The .org registry agreement terminated on December 31, 2002, and the .org registry services were transitioned to a new registry operator selected by ICANN during 2003. We face risks from this transition to ICANN, which include the following:

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

As consideration for our sale of our Network Solutions domain name registrar business on November 25, 2003, we received a $40 million senior subordinated note from Network Solutions that matures over five years from the date of the closing of the sale. The note is subordinated to a term loan made by the senior lender to the Network Solutions business in the principal amount of $40 million as of the closing date. We received a payment of $17.8 million, comprised of both principal and interest, on the note from Network Solutions in March 2005. In addition to the note, we also hold a 15% interest in the Network Solutions business. We may never be repaid for the remaining amount owed under the promissory note and we may never realize any value from our membership interest.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” that will require us to record a charge to earnings for employee stock option grants beginning in the first quarter of 2006. This change will have a material, negative impact on our reported earnings. Recording a charge for employee stock options and the employee stock purchase plan under SFAS No. 123 would have increased after tax charges by approximately $14.6 million and $30.9 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $30.5 million and $64.4 million for the six months ended June 30, 2005 and 2004, respectively. In addition, regulations adopted by the Nasdaq Stock Market requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the three months ended June 30, 2005, we determined that there were no other-than-temporary declines in the value of our non-public equity investments. During the three months ended June 30, 2004, we determined that the decline in value of certain of our non-public equity investments was other-than-temporary and recorded an impairment, net of realized gains, totaling $0.3 million. During the six months ended June 30, 2005 and 2004, VeriSign recorded impairments, net of realized gains, totaling $(0.1) million and $3.6 million, respectively. Due to the inherent risks associated with investments, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our cash management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize interest rate risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2005, 37% of our investments subject to interest rate risk mature in less than one year. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2005, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of June 30, 2005. This table does not include money market funds because those funds are not subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(In thousands)
Included in cash and cash equivalents	$93,727	$—	$—	$93,727	$93,772
Weighted-average interest rate	3.14%	—	—
Included in short-term investments	$28,958	$92,132	$315,287	$436,377	$431,960
Weighted-average interest rate	4.47%	3.11%	3.82%
Included in restricted cash	$—	$—	$51,444	$51,444	$51,444
Weighted-average interest rate	—	—	3.69%

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. As we continue to expand our international operations we are increasingly exposed to currency exchange rate risks. In the fourth quarter of 2003, we initiated a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and, in each case, these contracts are limited to a duration of less than 12 months.

At June 30, 2005, we held forward contracts in notional amounts totaling approximately $64.5 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All hedge contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of June 30, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

There was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint styled as a First Amended Complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN filed a second amended complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U. S. patent (No. 6,381,584) in addition to the two patents previously asserted. The second amended complaint dropped some of the originally-named defendants and added others. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. In this complaint, NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleges that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has recently dropped its allegations of infringement of the ‘584 patent. Also, the original lead counsel for NetMoneyIN has withdrawn from the case, and NetMoneyIN has hired new counsel. Fact discovery is now closed and the Court has held a Markman hearing and taken the patent claim construction issues under advisement. VeriSign has filed a motion seeking summary judgment of no indirect infringement under 35 U.S.C. Sections 271 b and 271 c (i.e., no inducement of others to infringe and no contributory infringement). Several other defendants have filed similar motions. Briefing is not yet complete on these motions. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

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

Parallel derivative actions have also been filed against certain of VeriSign’s current and former officers and directors in state courts in California and Delaware. VeriSign is named as a nominal defendant in these actions. Several of these derivative actions were filed in Santa Clara County Superior Court of California and these actions have since been consolidated under the heading In re VeriSign, Inc. Derivative Litigation, Case No. CV 807719.

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

On January 18, 2005, VeriSign filed a request for arbitration before the ICC against ICANN regarding the process by which ICANN solicited and reviewed bids from companies, including VeriSign, to become the “successor” registry operator for the .net top level domain after the current registry agreement expires on or about June 30, 2005. VeriSign alleges that the “request for proposal” (“RFP”) process constitutes a breach of the current .net registry agreement because, among other things, the RFP process fails to constitute an open and transparent process by which ICANN can reasonably select the best qualified successor to operate the .net registry and does not constitute a valid “consensus policy” as defined in the current .net agreement. ICANN has not yet responded to our arbitration request. On June 8, 2005, ICANN announced that it had selected VeriSign as the “successor” registry operator for the .net top level domain, and ICANN and VeriSign have entered into a contract to confirm that selection. VeriSign anticipates that its selection as the .net registry operator will resolve its request for arbitration.

On February 14, 2005, Southeast Texas Medical Associates, LLP filed a putative class action lawsuit in the Superior Court of California, alleging violations of the unfair competition laws, breach of express warranty and unjust enrichment relating to our Secure Site Pro SSL certificates. The complaint is brought on behalf of a class of persons who purchased the Secure Site Pro certificate from February 2001 to present. VeriSign disputes these claims. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

On March 8, 2005, plaintiff Charles Ford filed a putative class action lawsuit in the Superior Court of California, County of San Diego, alleging fraud, negligent misrepresentation, false advertising, and violations of the California Consumers Legal Remedies Act and unfair competition laws relating to marketing and advertising of mobile phone “ringtones” and other content by VeriSign’s subsidiaries, Jamster International Sarl and Jamba! GmbH. The complaint is brought on behalf of classes of persons who responded to advertising by sending a text message on their mobile phones or registered over the Internet to purchase ringtone or other content. On April 18, 2005, VeriSign removed the action to the federal district court for the Southern District of California. VeriSign disputes the claims in this action. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure suite of application and related hardware and software products and its Unified Authentication solution and related hardware and software products” infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. Prism Technologies has also named RSA Security, Inc., Netegrity, Inc. Computer Associates International, Inc and Johnson & Johnson as co-defendants. VeriSign responded on June 6, 2005 by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. The Court has not yet scheduled an initial scheduling conference or entered a scheduling order. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On June 2, 2005, the company received an access letter from the U.S. Federal Trade Commission (FTC) for information to determine whether VeriSign, using the trade name Jamster, was engaging in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act in its advertising, offering and billing for mobile content services and products.

We currently are responding to inquiries in the United Kingdom by the Independent Committee for the Supervision of Standards of Telephone Information Services and the Advertising Standards Authority, two advertising industry regulatory bodies reviewing the television and print advertising practices of Jamba! and Jamster.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 6, 2005, we issued an aggregate of 9,083,074 shares of our common stock in connection with the acquisition of LightSurf Technologies, Inc. The offer and sale of these securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005	—	—	—	$167.2 million
May 1 – 31, 2005	1,553,000	$27.35	1,553,000	124.8 million
June 1 – 30, 2005	—	—	—	—

Total	1,553,000	$27.35	1,553,000	$124.8 million

On April 26, 2001, VeriSign announced that the Board of Directors authorized the repurchase of up to $350 million of the Company’s common stock for cash in open market, negotiated or block transactions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders was held on May 26, 2005 at our corporate offices, located at 487 East Middlefield Road, Mountain View, California. Two proposals were voted on at the meeting. The results of each proposal are as follows.

Proposal No. 1 to elect three (3) Class I directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2008 was approved by the stockholders. The nominees received the following votes:

	For	Withheld
Scott G. Kriens	208,102,825	15,735,228
Len J. Lauer	205,108,391	18,729,662
Stratton D. Sclavos	211,233,873	12,604,180

Incumbent Class II directors Roger H. Moore, Edward A. Mueller and William A. Roper, Jr. are currently serving for a term expiring at the Annual Meeting of Stockholders in 2006. Incumbent Class III directors, D. James Bidzos, William L. Chenevich, Gregory L. Reyes and Louis A. Simpson are currently serving for a term expiring at the Annual Meeting of Stockholders in 2007.

In Proposal No. 2, stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ending December 31, 2004. This proposal received the following votes:

Votes
For	223,176,830
Against	579,235
Abstain	81,988

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

VERISIGN, INC.

Date: August 08, 2005	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 08, 2005	By:	/s/ DANA L. EVAN
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