Form 10-Q
period 2005-09-30
VERISIGN INC/CA
filed 2005-11-09
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 2005
Common stock, $.001 par value	256,313,970

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$309,944	$330,641
Short-term investments	438,236	406,784
Accounts receivable, (net of allowances of $12,139 and $11,450)	271,210	198,317
Prepaid expenses and other current assets	90,191	51,324
Deferred tax assets	17,290	19,057

Total current assets	1,126,871	1,006,123

Property and equipment, net	528,291	512,621
Goodwill	1,006,441	725,427
Other intangible assets, net	224,981	243,838
Restricted cash	50,972	51,518
Long-term note receivable	25,800	39,956
Other assets, net	15,782	13,391

Total long-term assets	1,852,267	1,586,751

Total assets	$2,979,138	$2,592,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$476,151	$382,025
Accrued restructuring costs	8,354	11,696
Deferred revenue	369,689	305,874

Total current liabilities	854,194	699,595

Long-term deferred revenue	123,646	107,595
Long-term accrued restructuring costs	11,837	19,276
Other long-term liabilities	5,550	6,815
Deferred tax liabilities	20,942	31,319

Total long-term liabilities	161,975	165,005

Total liabilities	1,016,169	864,600

Minority interest in subsidiaries	39,495	36,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share
Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 257,228,503 and 253,341,383 (excluding 16,296,427 and 6,164,017 shares held in treasury at September 30, 2005 and December 31, 2004, respectively)	257	253
Additional paid-in capital	23,362,993	23,253,111
Unearned compensation	(13,221)	(6,127)
Accumulated deficit	(21,418,785)	(21,553,829)
Accumulated other comprehensive loss	(7,770)	(1,411)

Total stockholders’ equity	1,923,474	1,691,997

Total liabilities and stockholders’ equity	$2,979,138	$2,592,874

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$414,766	$325,311	$1,260,587	$810,469

Costs and expenses:
Cost of revenues	129,281	121,945	390,678	315,662
Sales and marketing	116,817	73,216	386,611	160,233
Research and development	27,460	17,697	76,451	49,657
General and administrative	49,883	49,488	142,205	123,322
Restructuring and other charges (reversals)	537	7,739	(1,471)	19,620
Amortization of other intangible assets	26,235	22,790	73,896	56,123
Acquired in-process research and development	1,800	—	6,100	—

Total costs and expenses	352,013	292,875	1,074,470	724,617

Operating income	62,753	32,436	186,117	85,852
Non-operating income:
Minority interest	(1,221)	(748)	(3,397)	(1,877)
Other income, net	14,419	1,334	43,780	3,904

Income before income taxes	75,951	33,022	226,500	87,879
Income tax expense (benefit)	31,377	(7,376)	91,456	16,466

Net income	$44,574	$40,398	$135,044	$71,413

Net income per share:
Basic	$0.17	$0.16	$0.52	$0.29

Diluted	$0.17	$0.16	$0.51	$0.28

Shares used in per share computation:
Basic	260,288	254,146	259,254	249,306

Diluted	266,201	259,728	267,045	255,052

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$135,044	$71,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	64,930	65,182
Amortization of other intangible assets	73,896	56,123
Acquired in-process research and development	6,100	—
Provision for doubtful accounts	1,249	2,194
Non-cash restructuring and other charges	146	17,962
Net (gain) loss on sale and impairment of investments	(8,265)	8,266
Minority interest in net income of subsidiary	3,397	1,877
Tax benefit associated with stock options	19,538	872
Deferred income taxes	(8,610)	(7,034)
Amortization of unearned compensation	4,344	2,402
Loss on disposal of property and equipment	186	—
Changes in operating assets and liabilities:
Accounts receivable	(63,048)	(50,794)
Prepaid expenses and other current assets	(35,546)	3,224
Accounts payable and accrued liabilities	72,271	(2,914)
Deferred revenue	73,873	61,609

Net cash provided by operating activities	339,505	230,382

Cash flows from investing activities:
Purchases of investments	(256,967)	(323,150)
Proceeds from maturities and sales of investments	231,136	337,726
Purchases of property and equipment	(73,255)	(57,005)
Net cash paid in business combinations	(56,733)	(246,356)
Payment received on long-term note receivable and dividend	16,609	—
Merger related costs	(9,920)	(7,324)
Other assets	(5,381)	(2,844)

Net cash used in investing activities	(154,511)	(298,953)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	56,644	39,530
Repurchase of common stock	(257,121)	(34,935)
Proceeds from sale of stock from consolidated subsidiary	605	824
Payment of long-term liabilities	(1,650)	(3,825)

Net cash (used in) provided by financing activities	(201,522)	1,594

Effect of exchange rate changes	(4,169)	(3,169)

Net decrease in cash and cash equivalents	(20,697)	(70,146)
Cash and cash equivalents at beginning of period	330,641	301,593

Cash and cash equivalents at end of period	$309,944	$231,447

Cash paid for income taxes, net of refunds received	$19,140	$14,535

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of VeriSign, Inc. and its subsidiaries (“VeriSign” or the “Company”), at September 30, 2005, and the results of operations and cash flows for the interim periods ended September 30, 2005 and 2004.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. VeriSign invests in market auction preferred securities (“Auction Securities”) with reauction periods of 90 days or less, and the maturities of the instruments underlying the market auction preferred securities are generally more than 90 days from the date of acquisition. VeriSign previously excluded purchases and sales of Securities from the Consolidated Statements of Cash Flows because the Auction Securities were classified as cash equivalents. Purchases of investments in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 have been reclassified to include $53.8 million of purchases of Auction Securities, and proceeds from maturities and sales of investments for the nine months ended September 30, 2004 have been reclassified to include $146.0 million of sales and maturities of Auction Securities.

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

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in other assets in the consolidated balance sheets and are

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no anticipated prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statement of operations. During the three months ended September 30, 2005, VeriSign determined that there were no other-than-temporary declines in the value of its non-public equity investments. During the three months ended September 30, 2004, VeriSign determined that the decline in value of certain of its non-public equity investments was other-than-temporary and recorded an impairment totaling $7.6 million. During the nine months ended September 30, 2005 and 2004, VeriSign recorded impairments totaling $0.8 million and $12.6 million, respectively.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The following table summarizes the capitalized costs related to third party implementation and consulting services as well as costs related to internally developed software.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Internally used third-party software	$8,030	$3,764	$20,449	$9,129
Internally developed software	3,993	2,304	11,485	7,372

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment charge to long-lived assets during the three or nine months ended September 30, 2005 or September 30, 2004.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign Currency Translation and Hedging Instruments

VeriSign conducts business throughout the world and transacts in multiple currencies. The functional currency for most of VeriSign’s international subsidiaries is the U.S. Dollar. The subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in operating results.

The financial statements of the subsidiaries for which the local currency is the functional currency are translated into U.S. Dollars using the current rate for assets and liabilities and a weighted-average rate for the period for revenues and expenses. This translation results in a cumulative translation adjustment that is included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.

VeriSign transacts business in foreign countries in U.S. Dollars as well as multiple foreign currencies. VeriSign maintains a foreign currency risk management program, using forward currency contracts to eliminate, reduce, or transfer selected foreign currency risks. Forward contracts are limited to durations of less than 12 months. All forward contracts were recorded at fair value on the accompanying balance sheets. Gains and losses resulting from changes in fair value were accounted for in the income statements during the periods.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Payments Services. Revenues from payments services primarily consist of a set-up fee and a monthly service fee for the transaction processing services. Revenues from set-up fees are deferred and recognized ratably over the period that the fees are earned and revenues from the monthly service fees are recognized in the period in which the services are provided. Advance customer deposits received are deferred and allocated ratably to revenue over the periods the services are provided.

Naming and Directory Services

Domain Name Registry Services. VeriSign’s Naming and Directory Services revenues primarily include registry services for the .com and .net gTLDs and certain ccTLDs, and managed domain name services. Domain name registration revenues consist primarily of registration fees charged to registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock Compensation Plans and Unearned Compensation

At September 30, 2005, VeriSign had four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income and net income per share if VeriSign had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$44,574	$40,398	$135,044	$71,413
Add: Amortization of unearned compensation, net of tax	1,070	935	2,801	2,402
Deduct: Stock-based compensation determined under the fair value method for all awards, net of tax	(16,196)	(30,020)	(48,070)	(111,881)

Pro forma net income (loss)	$29,448	$11,313	$89,775	$(38,066)

Basic:
As reported	$0.17	$0.16	$0.52	$0.29
Pro forma stock-based compensation	(0.06)	(0.12)	(0.18)	(0.44)

Pro forma net income (loss) per share	$0.11	$0.04	$0.34	$(0.15)

Diluted:
As reported	$0.17	$0.16	$0.51	$0.28
Pro forma stock-based compensation	(0.06)	(0.12)	(0.17)	(0.43)

Pro forma net income (loss) per share	$0.11	$0.04	$0.34	$(0.15)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options:
Volatility	53%	81%	57%	83%
Risk-free interest rate	3.98%	2.92%	3.91%	2.77%
Expected life	3.1 years	2.9 years	3.1 years	2.9 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	54%	53%	55%	53%
Risk-free interest rate	2.68%	2.37%	2.51%	2.22%
Expected life	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero	zero

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Business Combinations

On April 6, 2005, VeriSign completed its acquisition of LightSurf Technologies, Inc. (“LightSurf”), a Santa Cruz, California-based privately held provider of multimedia messaging and interoperability solutions for the wireless market. VeriSign paid approximately $279.2 million in common stock for all of the outstanding capital stock, warrants and vested options of LightSurf. VeriSign also assumed all unvested stock options and paid certain transaction-related expenses of LightSurf. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. LightSurf’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of LightSurf, VeriSign recorded goodwill of $222.3 million and intangible assets of $44.4 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer carriers a comprehensive wireless data utility by combining LightSurf’s current capabilities with VeriSign’s existing communications services platforms. None of the goodwill for LightSurf is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of LightSurf is 3.2 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of LightSurf was as follows:

	April 6, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$19,677	—
Long-term assets	7,225	—
Goodwill	224,077	—
Customer relationships	9,000	5
Non-compete agreement	1,700	2.5
Technology in place	29,400	3-4
In-process research and development	4,300	—

Total assets acquired	295,379

Liabilities assumed	(16,196)

Net assets acquired	$279,183

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On July 13, 2005, VeriSign completed its acquisition of iDefense, Inc. (“iDefense”), a Reston, Virginia-based privately held company. iDefense is a leading security intelligence services company providing detailed intelligence on network-based threats, vulnerabilities and malicious code. VeriSign paid approximately $37.8 million in cash for all the outstanding capital stock and vested options of iDefense. VeriSign also assumed all unvested stock options and paid certain transaction related expenses of iDefense. Payment of up to $10 million of additional consideration may be made in the future, if additional contractual conditions are met, which will be recorded as goodwill. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. iDefense’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of iDefense, VeriSign recorded goodwill of $34.7 million and intangible assets of $7.5 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to provide “intelligence” services to VeriSign’s customer base. None of the goodwill for iDefense is expected to be deductible for tax purposes. The overall weighted average life of the identified amortizable assets acquired in the purchase of iDefense is 5.6 years. These identified intangible assets will be amortized on a straight line basis over their useful lives.

The acquired in-process research and development was written off upon acquisition and consisted primarily of research and development related to the efforts required to develop the acquired in process technology.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of iDefense was as follows:

	July 13, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$657	—
Long-term assets	334	—
Goodwill	34,724	—
Content	700	2
Customer relationships	2,500	7
Non-compete agreement	200	2
Existing Technology	700	2
In-process research and development	1,800	—
Trade Name	1,600	7

Total assets acquired	43,215

Liabilities assumed	(5,402)

Net assets acquired	$37,813

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Restructuring and Other Charges

2003 Restructuring Plan

In November 2003, VeriSign initiated a restructuring plan related to the sale of its Network Solutions business and the realignment of other business units. The restructuring plan resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment, and other charges. To date, VeriSign has recorded $77.0 million in restructuring charges under its 2003 restructuring plan.

Net restructuring and other charges associated with the 2003 restructuring plan that were recorded during the periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Workforce reduction	$—	$798	$(1)	$1,725
Excess facilities	68	1,733	(2,187)	(755)
Exit costs	—	467	(23)	919

Subtotal	68	2,998	(2,211)	1,889
Other charges	—	4,825	(27)	18,414

Total restructuring and other (reversals) charges	$68	$7,823	$(2,238)	$20,303

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

Excess facilities. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by geographic location and considerable work with third-party leasing companies requires VeriSign to periodically review each lease and, as necessary, change its estimates on a prospective basis. During the nine months ended September 30, 2005 and 2004, VeriSign recorded a net reversal of restructuring charges of approximately $2.2 million and $0.8 million, respectively, for excess facilities that were abandoned relating to lease terminations and non-cancelable lease costs. These reversals were related to excess facilities primarily in connection with a decision to utilize and build a facility that VeriSign had treated as abandoned under its 2003 restructuring plan and for which it had previously recorded a restructuring charge. The net reversal was partially offset by certain taxes and lease charges.

Exit costs. VeriSign recorded other exit costs primarily relating to contract termination fees.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other charges. Property and equipment that was disposed of or abandoned in 2004 consisted primarily of obsolete telecommunications computer software and other equipment related to the Communications Services Group segment. During the three and nine months ended September 30, 2004, VeriSign recorded asset impairment charges of approximately $4.8 million and $18.4 million, respectively, related to a service whose cash flows did not sustain the value of the assets employed to deliver the service. Estimates were made to determine the fair market value of the assets based on third party resale values and management judgment of the fair value of similar used equipment.

At September 30, 2005, the accrued liability associated with the 2003 restructuring plan was $13.7 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2004	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at September 30, 2005
	(In thousands)
Workforce reduction	$1,339	$—	$(1)	$(1)	$(117)	$(274)	$947
Excess facilities	20,686	13	(2,200)	(2,187)	65	(5,877)	12,687
Exit costs	108	—	(23)	(23)	—	(33)	52

Subtotal	$22,133	$13	$(2,224)	$(2,211)	$(52)	$(6,184)	$13,686
Other charges	303	—	(27)	(27)	(66)	(153)	57

Total restructuring and other charges	$22,436	$13	$(2,251)	$(2,238)	$(118)	$(6,337)	$13,743

Included in current portion of accrued restructuring costs	$8,711						$5,425

Included in long-term portion of accrued restructuring costs	$13,725						$8,318

2002 Restructuring Plan

In April 2002, VeriSign initiated a plan to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-offs of abandoned property and equipment, and other charges. To date, VeriSign has recorded $109.6 million in restructuring charges under its 2002 restructuring plan.

Net restructuring and other charges associated with the 2002 restructuring plan that were recorded during the periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Workforce reduction	$—	$—	$—	$27
Excess facilities	469	(84)	767	(239)
Exit costs	—	—	—	(471)

Subtotal	469	(84)	767	(683)
Other charges	—	—	—	—

Total restructuring and other charges	$469	$(84)	$767	$(683)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Workforce reduction. VeriSign’s 2002 restructuring plan resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions. Workforce reduction charges related primarily to severance and fringe benefits.

Excess facilities. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by geographic location and considerable work with third-party leasing companies requires VeriSign to periodically review each lease and, as necessary, change its estimates on a prospective basis. VeriSign recorded charges and adjustments for excess facilities that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs. During the three and nine months ended September 30, 2005, VeriSign recorded approximately $0.5 million and $0.8 million, respectively of charges related to excess facilities.

Exit costs. VeriSign previously recorded other exit costs consisting of the write-off of prepaid license fees associated with products that were originally intended to be incorporated into VeriSign’s product offerings but were subsequently abandoned as a result of the decision to restructure.

At September 30, 2005, the accrued liability associated with the 2002 restructuring plan was $6.4 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2004	Gross Restructuring Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at September 30, 2005
	(In thousands)
Workforce reduction	$—	$—	$—	$—	$—	$—	$—
Excess facilities	8,386	272	495	767	(16)	(2,827)	6,310
Exit costs	150	—	—	—	(12)	—	138

Total restructuring charges	$8,536	$272	$495	$767	$(28)	$(2,827)	$6,448

Included in current portion of accrued restructuring costs	$2,985						$2,929

Included in long-term portion of accrued restructuring costs	$5,551						$3,519

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash payments totaling approximately $42.5 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through June 2014. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2005 (remaining 3 months)	$2,688	$(821)	$1,867
2006	8,222	(1,544)	6,678
2007	6,288	(2,459)	3,829
2008	3,899	(2,209)	1,690
2009	3,000	(2,077)	923
2010	3,006	(2,092)	914
Thereafter	10,548	(7,452)	3,096

	$37,651	$(18,654)	$18,997

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Original cost	$932,778	$853,337
Less: accumulated depreciation and amortization	(404,487)	(340,716)

Property and equipment, net	$528,291	$512,621

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s reporting segments during the nine months ended September 30, 2005:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
Balance at December 31, 2004	$189,427	$536,000	$725,427
LightSurf acquisition	—	222,306	222,306
iDefense acquisition	34,724	—	34,724
Other acquisitions	12,860	11,124	23,984

Balance at September 30, 2005	$237,011	$769,430	$1,006,441

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VeriSign’s other intangible assets are comprised of:

	As of September 30, 2005
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$284,189	$(184,129)	$100,060
Technology in place	158,603	(111,662)	46,941
Carrier relationships	27,700	(6,117)	21,583
Non-compete agreement	18,273	(10,367)	7,906
Trade name	19,360	(3,970)	15,390
Other	147,748	(114,647)	33,101

Total other intangible assets	$655,873	$(430,892)	$224,981

	As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$270,733	$(146,145)	$124,588
Technology in place	121,406	(99,474)	21,932
Carrier relationships	27,700	(2,667)	25,033
Non-compete agreement	16,220	(4,622)	11,598
Trade name	17,828	(1,728)	16,100
Other	146,238	(101,651)	44,587

Total other intangible assets	$600,125	$(356,287)	$243,838

Fully amortized other intangible assets are not included in the above tables. For the three months ended September 30, 2005 and 2004, amortization of other intangible assets was $26.2 million and $22.8 million, respectively. Amortization of other intangible assets was $73.9 million and $56.1 million for the nine months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005, VeriSign wrote off $1.8 million of in-process research and development acquired in the purchase of iDefense. During the nine months ended September 30, 2005, VeriSign wrote off an additional $4.3 million of in-process research and development acquired in the purchase of LightSurf Technologies, Inc.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Estimated future amortization expense related to other intangible assets at September 30, 2005 is as follows:

(In thousands)
2005 (remaining 3 months)	$26,308
2006	87,646
2007	72,105
2008	18,955
2009	13,586
2010	5,269
Thereafter	1,112

$224,981

Note 7. Restricted Cash

Restricted cash includes $45.0 million of cash related to a trust established during the first quarter of 2004 for VeriSign’s director and officer liability self-insurance coverage. Additionally, as of September 30, 2005 and December 31, 2004, VeriSign has pledged approximately $6.0 million and $6.5 million, respectively, classified as restricted cash on the accompanying balance sheets. This cash serves as collateral for letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Note 8. Comprehensive Income

Comprehensive income consists of net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$44,574	$40,398	$135,044	$71,413
Change in unrealized gain (loss) on investments, net of tax	(2,223)	678	(3,102)	(2,099)
Foreign currency translation adjustments	(1,567)	(2,191)	(3,257)	(3,169)

Comprehensive income	$40,784	$38,885	$128,685	$66,145

Note 9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Prepaid expenses	$68,193	$19,858
Other current assets	21,998	31,466

Prepaid expenses and other current assets	$90,191	$51,324

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Accounts payable	$102,149	$69,988
Employee compensation	71,340	72,300
Customer deposits	14,202	21,144
Taxes	134,688	79,906
Other	153,772	138,687

Accounts payable and accrued liabilities	$476,151	$382,025

Note 11. Calculation of Net Income Per Share

Basic net income per share is computed by dividing net income (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to dilutive common equivalent shares, including unvested stock options, using the treasury stock method.

The following table represents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic and diluted net income per share:
Net income	$44,574	$40,398	$135,044	$71,413

Determination of basic and diluted shares:
Weighted-average common shares outstanding	260,288	254,146	259,254	249,306
Potential common shares—dilutive stock options	5,913	5,582	7,791	5,746

Diluted weighted-average common shares outstanding	266,201	259,728	267,045	255,052

Basic net income per share	$0.17	$0.16	$0.52	$0.29

Diluted net income per share	$0.17	$0.16	$0.51	$0.28

For the three and nine months ended September 30, 2005, VeriSign excluded 16,003,122 and 10,092,284 weighted-average stock options, respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $51.93 and $70.06, respectively, because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2004, VeriSign excluded 11,937,233 and 12,651,522 weighted-average stock options, respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $68.90 and $68.65 for the respective periods. Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Commitments and Contingencies

Legal proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s condensed consolidated financial position and results of operations.

Indemnification

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. To date, VeriSign has not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at September 30, 2005 or December 31, 2004.

At the Company’s discretion and in the ordinary course of business, VeriSign subcontracts the performance of certain services. VeriSign enters into indemnification agreements that indemnify customers against damage caused by VeriSign’s employees and subcontractors. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. The Company maintains insurance policies that may enable VeriSign to recover a portion of any such claim. VeriSign has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at September 30, 2005 or December 31, 2004.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended September 30, 2005:
Revenues	$176,909	$237,857	$—	$414,766
Cost of revenues	34,441	85,279	9,561	129,281

Gross margin	$142,468	$152,578	$(9,561)	$285,485

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended September 30, 2004:
Revenues	$143,064	$182,247	$—	$325,311
Cost of revenues	32,485	80,853	8,607	121,945

Gross margin	$110,579	$101,394	$(8,607)	$203,366

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Nine months ended September 30, 2005:
Revenues	$504,157	$756,430	$—	$1,260,587
Cost of revenues	103,698	259,837	27,143	390,678

Gross margin	$400,459	$496,593	$(27,143)	$869,909

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Nine months ended September 30, 2004:
Revenues	$411,962	$398,507	$—	$810,469
Cost of revenues	92,692	203,408	19,562	315,662

Gross margin	$319,270	$195,099	$(19,562)	$494,807

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographic information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Americas:
United States	$280,485	$217,157	$791,473	$620,609
Other (1)	5,028	4,265	15,075	13,773

Total Americas	285,513	221,422	806,548	634,382
EMEA (2)	103,720	87,892	383,330	127,342
APAC (3)	25,533	15,997	70,709	48,745

Total revenues	$414,766	$325,311	$1,260,587	$810,469

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

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

The following table shows a comparison of domestic and international long-term assets, which include property and equipment, net and other assets, net:

	September 30, 2005	December 31, 2004
	(In thousands)
Domestic long-term assets	$520,476	$502,032
International long-term assets	23,597	23,980

Total long-term assets	$544,073	$526,012

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

No customer accounted for 10% or more of consolidated revenues for the three or nine months ended September 30, 2005 or 2004.

Note 14. Income Taxes

For the three and nine months ended September 30, 2005, VeriSign recorded income tax expense of $31.4 million and $91.5 million, respectively. For the three and nine months ended September 30, 2004, VeriSign recorded income tax benefit of $7.4 million and income tax expense of $16.5 million, respectively. VeriSign has not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In assessing the realizability of deferred tax assets, management considers whether, under the terminology used in the Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes”, it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of September 30, 2005, VeriSign does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. However, depending on VeriSign’s continued ability to achieve profitability, and on the potential impact of SFAS No. 123R (“SFAS 123R”), “Share Based Payment”, it may have sufficient evidence in the next year to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in that period from a reduction of its deferred tax asset valuation allowance.

Note 15. Network Solutions and International Affiliates

VeriSign retained a 15% interest in Network Solutions’ domain name registrar business after the sale to Pivotal Private Equity on November 25, 2003. The following table shows a comparison of revenue recognized from customers in which VeriSign holds an equity investment, including International Affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Network Solutions	$9,926	$10,088	$29,969	$31,883
International Affiliates	2,387	2,700	6,960	7,524

Total revenues recognized from customers in which VeriSign holds an equity investment	$12,313	$12,788	$36,929	$39,407

VeriSign had $0.2 million and $0.7 million of trade receivables from Network Solutions at September 30, 2005 and December 31, 2004, respectively. VeriSign had $9.8 million and $5.0 million in trade receivables from International Affiliates at September 30, 2005 and December 31, 2004, respectively.

As part of the consideration for the Company’s sale of its Network Solutions domain name registrar business, VeriSign received a $40 million senior subordinated note that bears interest at 7% per annum for the first three years and 9% per annum thereafter and matures five years from the date of closing. During the three months ended March 31, 2005, VeriSign received a payment from Network Solutions in the amount of $20.0 million, which included $14.0 million to reduce the principal balance of the note receivable, $3.8 million of interest income related to the note receivable and a dividend payment of $2.2 million recorded in other income. The remaining principal and interest are due upon maturity. The present value of the note at September 30, 2005 was approximately $25.8 million using a 10% market interest rate.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16. Repurchase of Common Stock

2005 Stock Repurchase Program

On August 2, 2005, the Board of Directors of VeriSign authorized a $500 million stock repurchase program to purchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. The following table sets forth the stock purchases made under this program during the three months ended September 30, 2005.

2005
(In thousands, except per share data)
Three months ended:
Shares repurchased	3,810
Average purchase price per share	$23.56
Aggregate purchase price	$89,778

At September 30, 2005, approximately $410.2 million remained available for future repurchases under the 2005 stock repurchase program.

2001 Stock Repurchase Program

In 2001, the Board of Directors of VeriSign authorized the use of up to $350 million to repurchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. The following table sets forth the stock purchases made during the three and nine months ended September 30, 2005 and 2004.

	2005	2004
	(In thousands, except per share data)
Three months ended:
Shares repurchased	4,769	2,057
Average purchase price	$26.13	$16.99
Aggregate purchase price	$124,609	$34,937
Nine months ended:
Shares repurchased	6,322	2,057
Average purchase price	$26.42	$16.99
Aggregate purchase price	$167,041	$34,937

VeriSign completed its 2001 stock repurchase program during the third quarter of 2005.

Note 17. Other Income, Net

The following table presents the components of other income, net for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Interest income	$8,129	$5,110	$23,863	$11,786
Net foreign currency gains (losses)	(2,057)	202	3,886	(1,099)
Other, net	8,347	(3,978)	16,031	(6,783)

Total other income, net	$14,419	$1,334	$43,780	$3,904

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest income is derived principally from the investment of VeriSign’s surplus cash balances. Foreign currency gains and losses include foreign currency transaction gains and losses, realized gains and losses on hedging contracts and unrealized gains and losses on hedging contracts. During the three months ended September 30, 2005, VeriSign recognized a gain of $8.2 million on the sale of an equity investment that was previously impaired.

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

Note 19. Foreign Currency and Hedging Instruments

VeriSign conducts business throughout the world and transacts in multiple currencies and as a result, the Company is exposed to foreign currency risks. VeriSign has a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of its operations that are denominated in non-functional currencies. The primary objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, and in each case, these contracts are limited to a duration of less than 12 months.

At September 30, 2005, VeriSign held forward contracts in notional amounts totaling approximately $189.8 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts were recorded at fair market value on the balance sheet and in earnings at year end 2004 and for the first nine months of 2005. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Note 20. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, (“SFAS 123R”), “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in their consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. VeriSign is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, VeriSign is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on their consolidated statements of operations and net income per share. See Note 2, “Stock Compensation Plans and Unearned Compensation” above for further information regarding the pro forma net income (loss) and net income (loss) per share amounts, for the three and nine months ended September 30, 2005 and 2004, as if VeriSign had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on their results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No 154 (“SFAS 154”), “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The impact that the adoption of SFAS 154 will have on VeriSign’s results of operations and financial position will depend on the nature of future accounting changes adopted by VeriSign and the nature of transitional guidance provided in future accounting pronouncements.

Note 21. Subsequent Events

On October 3, 2005, VeriSign Japan K.K., a majority owned subsidiary of VeriSign, Inc, (“VeriSign Japan”) announced that it completed its acquisition of siteRock K.K., a Tokyo-based privately held remote network monitoring and outage managing and handling firm. VeriSign Japan paid approximately $51.0 million in cash for siteRock K.K.

On October 7, 2005, VeriSign announced that it purchased Weblogs.com and certain ping service assets from Scripting News, Inc. and David Winer for approximately $2.3 million in cash.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 10, 2005, VeriSign announced that it had signed a definitive agreement to sell its payments gateway business to PayPal, Inc and PayPal International Limited, subsidiaries of eBay, Inc (“eBay”). VeriSign will receive consideration, payable in cash and/or shares of eBay common stock. The transaction is subject to certain closing conditions, including the termination of applicable waiting periods under the Hart-Scott-Rodino Act of 1976. Upon consummation, the transaction will be accounted for as a discontinued operation in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets”.

On October 17, 2005, VeriSign announced its acquisition of Moreover Technologies, Inc. (“Moreover”), a wholesale aggregator of real-time content for Web sites, search engines and enterprise customers. VeriSign paid approximately $30.0 million in cash for all outstanding capital stock and vested options of Moreover. VeriSign also assumed all outstanding unvested stock options of Moreover.

On October 26, 2005, VeriSign announced its acquisition of Retail Solutions International, Inc. (“RSI”), a leading provider of operational point-of-sale data to the retail industry. VeriSign paid approximately $24.0 million in cash for all outstanding capital stock and vested options of RSI. VeriSign also assumed all outstanding unvested stock options of RSI.

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

Overview

VeriSign, Inc. is a leading provider of intelligent infrastructure services that enable and protect billions of interactions everyday across the world’s voice and data networks. Since 2004, our business consists of two reportable segments: the Internet Services Group and the Communications Services Group. Prior to 2004, our business included an additional reportable segment, the Network Solutions domain name registrar business, which was sold in November 2003.

During the third quarter of 2005, IT spending, domain name registrations and renewals and e-commerce activity in the U.S., Europe and Japan continued to improve and led to growth in revenues and deferred revenues for our Internet Services Group. The Internet Services Group recorded revenues of $176.9 million during the third quarter. Communications Services Group revenues for the period were $237.9 million. Content services contributed approximately $131.1 million of revenues to the Communications Services Group’s results. Revenues from communications services, which include our network services and database products, and revenues from commerce services, which include our billing and payments services and clearing and settlement services, together accounted for $106.8 million of the Communications Services Group’s revenues in the period.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 89% of the revenues during the third quarter of 2005 were derived from the sale of web certificates, payment services, managed authentication and security services, registry services and managed security services. In the Communications Services Group, 88% of the revenues were derived from the sale of calling name services, billing services, SS7 connectivity, signaling services, and content services during the same period.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our condensed consolidated financial statements:

Revenue recognition

We recognize revenue in accordance with generally accepted accounting principles. Revenue recognition requirements are complex rules which require us to make judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to the products and services to be provided. Our assumptions and judgments regarding products and services could differ from actual events.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay, and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve by applying a percentage based on the age of the receivable. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of September 30, 2005, the allowance for doubtful accounts represented approximately 4% of total accounts receivable, or approximately $12.1 million. A change of 1% in our estimate would amount to approximately $2.8 million.

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

Goodwill and other intangible assets, net of accumulated amortization, totaled approximately $1.2 billion at September 30, 2005, which was comprised of $1.0 billion of goodwill and $225 million of other intangible assets. Other intangible assets include customer relationships, technology in place, carrier relationships, non-compete agreements, trade names and other miscellaneous intangible assets. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our acquired assets, significant changes in the strategy of our overall business, or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets, including goodwill. There was no impairment charge to goodwill and other intangible assets from the annual impairment tests conducted in the second quarter of 2005 or 2004.

Restructuring and other charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated plans to restructure our operations to more fully rationalize, integrate and align our resources. Both plans resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. We expect these restructuring plans to be completed in 2014 upon the expiration of our lease obligations for abandoned facilities. Restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary. Such estimates will likely be revised in the future. If sublease rates continue to change in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $20.0 million over the next nine years relating to our restructuring plans.

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

Income taxes

We determine deferred tax assets and liabilities at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the benefits will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies.”

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

We recognize that stock options dilute existing stockholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the beginning of the year. Please refer to the table below for the maximum potential dilution from options granted for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003. This maximum potential dilution will only result if all options are exercised. Many of these options, which have up to a 10-year exercise period, have exercise prices substantially higher than the market price of our common stock as reported on the Nasdaq National Market. At September 30, 2005, approximately 54% of our stock options had exercise prices in excess of the closing price of our common stock as reported on the Nasdaq National Market.

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

Distribution and Dilutive Effect of Options

The following table provides information about stock options granted for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003, to our chief executive officer and the four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of 2004. These officers are referred to together as the Named Executive Officers. Please refer to the section entitled “Executive Options” below for the Named Executive Officers.

Employee and Executive Option Grants for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003 are as follows:

	Nine Months Ended September 30, 2005	2004	2003
	(Shares in thousands)
Shares subject to options granted	8,690	9,156	13,199
Less options cancelled	(2,403)	(4,574)	(5,838)

Net shares subject to options granted	6,287	4,582	7,361
Common shares outstanding at beginning of period	253,341	241,829	237,510
Net options granted during the period as a percentage of outstanding common shares	2.5%	1.9%	3.1%
Options granted to Named Executive Officers during the period as a percentage of total options granted	4.2%	12.8%	8.0%
Options held by Named Executive Officers as a percentage of total options outstanding	23.1%	28.1%	23.4%

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

General Option Information

The following table summarizes option activity for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003:

	Nine Months Ended September 30, 2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	32,878,169	$33.74	31,999,664	$36.87	26,960,479	$47.41
Assumed in business combinations	1,570,050	3.82	687,659	4.79	—	—
Granted	8,690,105	26.47	9,156,123	20.20	13,199,316	13.45
Exercised	(3,468,050)	10.91	(4,391,205)	11.04	(2,321,981)	9.05
Cancelled	(2,402,704)	63.57	(4,574,072)	45.98	(5,838,150)	43.66

Outstanding at end of period	37,267,570	30.99	32,878,169	33.74	31,999,664	36.87

Exercisable at end of period	18,140,735	40.98	17,085,569	48.19	18,156,403	48.05

Weighted-average fair value of options granted during the period		$11.19		$10.80		$9.00

The following table sets forth a comparison of the number of shares subject to our options whose exercise prices were below the closing price of our common stock on September 30, 2005 (“In-the-Money” options) to the number of shares subject to options whose exercise prices were equal to or greater than the closing price of our common stock on such date (“Out-of-the-Money” options).

In-the-Money and Out-of-the-Money option information as of September 30, 2005:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	8,815,391	$12.65	8,510,854	$14.61	17,326,245	$13.61
Out-of-the-Money (1)	9,325,344	67.75	10,615,981	27.05	19,941,325	46.08

Total options outstanding	18,140,735	$40.98	19,126,835	$21.51	37,267,570	$30.99

(1)	Out-of-the-Money options are those options with an exercise price of our common stock at or above the closing price of $21.37 on September 30, 2005, as reported by the Nasdaq National Market.

Executive Options

During the first nine months of 2005, VeriSign granted 369,000 options and 41,000 restricted stock units to the Named Executive Officers.

The following table sets forth certain information regarding stock options granted year to date as of September 30, 2005 to our Named Executive Officers. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant.

	Individual Grants (1)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2005	Exercise Price Per Share (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Terms (2)
					5%	10%
Stratton D. Sclavos	—	—	$—	—	$—	$—
Dana L. Evan	108,000	1.065%	26.40	8/2/2012	1,160,725	2,704,982
Quentin P. Gallivan	81,000	0.799%	26.40	8/2/2012	870,544	2,028,737
Robert J. Korzeniewski	90,000	0.887%	26.40	8/2/2012	967,271	2,254,152
Judy Lin	90,000	0.887%	26.40	8/2/2012	967,271	2,254,152

(1)	All options granted in 2005 were granted under VeriSign’s 1998 Equity Incentive Plan and generally have a term of not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary of the date of grant and ratably over the following 12 quarters.
(2)	Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the common stock of VeriSign appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the seven-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect VeriSign’s projection or estimate of future stock price growth.
(3)	Options were granted at an exercise price equal to the fair market value per share of VeriSign common stock, as quoted on the Nasdaq National Market.

The following table sets forth certain information regarding restricted stock units granted year to date as of September 30, 2005 to our Named Executive Officers.

	Number of Restricted Stock Units granted (1)	Total Market Value (2)
Stratton D. Sclavos	—	$—
Dana L. Evan	12,000	316,800
Quentin P. Gallivan	9,000	237,600
Robert J. Korzeniewski	10,000	264,000
Judy Lin	10,000	264,000

(1)	All restricted stock units granted in 2005 were granted under VeriSign’s 1998 Equity Incentive Plan and vest over a four-year period from the date of grant at the rate of 10%, 20%, 30% and 40% for each year.
(2)	Market value of restricted stock units is based on a closing price of $26.40 per share on the date of the grant (August 2, 2005), as quoted on the Nasdaq National Market.

The following table sets forth for each of our Named Executive Officers the shares acquired and the value realized on the exercise of stock options during the first nine months of 2005 and the number and value of exercisable and unexercisable options on September 30, 2005.

Option Exercises and Remaining Holdings as of September 30, 2005 of Named Executive Officers:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2005		Values of Unexercised In-the-Money Options at September 30, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton D. Sclavos	104,060	$1,763,591	4,317,326	1,226,028	$17,457,322	$3,407,029
Dana L. Evan	45,506	1,035,836	667,084	309,562	1,027,590	498,360
Quentin P. Gallivan	218,914	3,296,567	484,688	260,062	95,378	498,360
Robert J. Korzeniewski	25,000	448,250	388,438	269,062	745,340	498,360
Judy Lin	25,000	504,375	426,625	251,875	1,604,731	418,119

(1)	Option values are based on the closing price of our common stock of $21.37 as reported by the Nasdaq National Market on September 30, 2005, net of the option exercise price.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2005.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders	12,706,691		$50.83	20,934,872	(1)
Equity compensation plans not approved by stockholders	22,710,241	(2)(3)	21.16	6,021,399

Total	35,416,932		$31.81	26,956,271

(1)	Includes 7,321,301 shares available for purchase under VeriSign’s 1998 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 1% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.

(2)	Includes securities to be issued upon exercise of outstanding options under VeriSign’s 2001 Stock Incentive Plan (“Incentive Plan”). The Incentive Plan contains an “evergreen” provision whereby the aggregate number of shares available for issuance increase automatically on January 1 of each year by 2% of VeriSign’s outstanding shares of common stock on each immediately preceding December 31.
(3)	Does not include options to purchase an aggregate of 1,850,638 shares of common stock with a weighted-average exercise price of $15.29 that were assumed in business combinations.

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues for the three and nine months ended September 30, 2005 and 2004 is presented below.

	2005	2004	Change
	(Dollars in thousands)
Three months ended:
Internet Services Group	$176,909	$143,064	24%
Communications Services Group	237,857	182,247	31%

Total revenues	$414,766	$325,311	27%

Nine months ended:
Internet Services Group	$504,157	$411,962	22%
Communications Services Group	756,430	398,507	90%

Total revenues	$1,260,587	$810,469	56%

Total revenues increased $89.5 million and $450.1 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year, primarily due to the increase in Communications Services Group revenues attributable to content services.

Internet Services Group

Internet Services Group revenues increased $33.8 million and $92.2 million for the three and nine months ended September 30, 2005, respectively, primarily due to an increase in our naming and directory services revenues of $16.1 million and $30.3 million for the respective periods, as a result of an increase in the number of active domain names ending in .com and .net under management. In addition, our security services revenues increased $17.7 million and $61.9 million for the respective periods, as a result of increased managed security services revenues and as a result of a higher installed base of digital certificates.

The following table compares active domain names ending in .com and .net managed by our naming and directory services business and the approximate installed base of Web site digital certificates in our commerce site services business as of September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004	% Change
Active domain names ending in .com and .net	46.7 million	36.1 million	29%
Installed base of Web site digital certificates	479,000	447,000	7%

We expect Internet Services Group revenues will continue to grow during the fourth quarter of 2005 as demand for our Naming and Directory Services and Security Services is expected to grow. This guidance does not take into account the potential impact of the previously announced sale of our payment gateway business to PayPal, a subsidiary of eBay, that is expected to close during the fourth quarter of 2005.

Communications Services Group

Communications Services Group revenues increased approximately $55.6 million and $357.9 million for the three and nine months ended September 30, 2005, respectively, primarily due to an increase in revenues of $56.3 million and $360.0 million from content services for the respective periods. Commerce revenues, which include our billing and payments services and clearing and settlement services, decreased approximately $2.1 million and $17.4 million for the three and nine months ended September 30, 2005, compared with the same periods last year, due to consolidation of certain billing services customers and reduced pricing on contracts, partially offset by carrier subscriber growth. Communications revenues, which include our network services and data base products, increased approximately $1.4 million and $15.4 million for the three and nine months ended September 30, 2005, compared with the same periods last year, as a result of an increase in transaction volumes offset by lower prices for some services.

The following table shows a comparison of the approximate number of quarterly database queries as of September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004	% Change
Quarterly database queries	14.4 billion	12.7 billion	13%

Compared to the third quarter of 2005, we expect Communication Services Group revenues to decrease during the fourth quarter primarily due to an anticipated decline in the total number of subscribers in our content business.

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following tables show a comparison of our revenues by geographic region for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		% Change
	2005	2004
	(Dollars in thousands)
Americas:
United States	$280,485	$217,157	29%
Other (1)	5,028	4,265	18%

Total Americas	285,513	221,422	29%
EMEA (2)	103,720	87,892	18%
APAC (3)	25,533	15,997	60%

Total revenues	$414,766	$325,311	27%

	Nine Months Ended September 30,		% Change
	2005	2004
	(Dollars in thousands)
Americas:
United States	$791,473	$620,609	28%
Other (1)	15,075	13,773	9%

Total Americas	806,548	634,382	27%
EMEA (2)	383,330	127,342	201%
APAC (3)	70,709	48,745	45%

Total revenues	$1,260,587	$810,469	56%

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $64.1 million and $172.2 million in the Americas region in the three and nine months ended September 30, 2005, respectively, compared to the same periods last year, primarily due to increased content service and naming and directory service revenues in the U.S. Revenues in the EMEA region increased $15.8 million and $256.0 million in the same periods primarily related to revenues from content services. APAC revenues increased $9.5 million and $22.0 million in the three months and nine months ended September 30, 2005, respectively, compared to the same periods last year, primarily due to increases in the sales of enterprise security services by VeriSign Japan together with the growth of our content services in the APAC region.

Costs and Expenses

Total costs and expenses increased $59.1 million and $349.9 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year. Cost of revenues increased $7.3 million and $75.0 million during the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year, primarily as a result of increased revenues and an increase in the number of employees. Sales and marketing increased $43.6 million and $226.4 million during the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year, primarily as a result of increased advertising to promote the Jamba! and Jamster brands.

The following table shows a comparison of our employee base by function as of the end of each quarter presented:

	September 30, 2005	September 30, 2004	% Change
Employee headcount:
Cost of revenues	1,693	1,513	12%
Sales and marketing	810	640	27%
Research and development	661	405	63%
General and administrative	806	547	47%

Total	3,970	3,105	28%

Primarily as a result of growth in our content services business, we have added nearly 900 employees to our employee headcount since September 30, 2004.

Cost of revenues

Cost of revenues consists primarily of content licensing costs, carrier costs for our SS7 and IP-based networks, costs related to providing digital certificate enrollment and issuance services, payment services, operational costs for the domain name registration business, customer support and training, consulting and development services, operational costs related to the management and monitoring of our clients’ network security infrastructures, and costs of facilities and computer equipment used in these activities.

A comparison of cost of revenues for the three and nine months ended September 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Cost of revenues	$129,281	$121,945	6%
Percentage of revenues	31%	37%
Nine months ended:
Cost of revenues	$390,678	$315,662	24%
Percentage of revenues	31%	39%

Cost of revenues increased $7.3 million and $75.0 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year. Direct cost of revenues decreased approximately $11.8 million for the three months ended September 30, 2005 and increased approximately $20.6 million for the nine months ended September 30, 2005 as compared to the same periods last year. Salary and employee benefit costs increased approximately $6.9 million and $25.3 million, for the respective periods, primarily as a result of an increase in the number of employees from acquisitions and growth in our mobile content business. Contract and professional services expenses increased $4.8 million and $11.5 million for the respective periods primarily due to increased use of our third party customer support services. Retailer commissions relating to content services increased $4.6 million and $6.1 million, for the respective periods.

As a percentage of revenues, cost of revenues decreased for the three and nine months ended September 30, 2005 compared to the same period last year primarily due to increased revenues from our content services, which generally have lower costs of revenues as a percentage of revenue than our other services.

We expect cost of revenues to increase slightly in absolute dollars. We expect cost of revenues as a percentage of revenues to increase during the remainder of 2005.

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

A comparison of sales and marketing expenses for the three and nine months ended September 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Sales and marketing	$116,817	$73,216	60%
Percentage of revenues	28%	23%
Nine months ended:
Sales and marketing	$386,611	$160,233	141%
Percentage of revenues	31%	20%

Sales and marketing expenses increased approximately $43.6 million and $226.4 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year. Growth in sales and marketing expenses for content services accounted for approximately $36.1 million and $194.4 million of the increases compared to the same periods last year, primarily attributable to increased advertising to promote content services. Salary and employee benefit costs and employee travel expenses accounted for approximately $8.8 million and $26.1 million of the increase for the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year, primarily as a result of an increase in the number of employees.

As a percentage of revenues, sales and marketing expenses increased for the three and nine months ended September 30, 2005 compared to the same period last year primarily due to increased direct media advertising and marketing for our content services.

We expect sales and marketing expenses to decrease in absolute dollars and decrease as a percentage of revenues during the remainder of 2005.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the three and nine months ended September 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Research and development	$27,460	$17,697	55%
Percentage of revenues	7%	5%
Nine months ended:
Research and development	$76,451	$49,657	54%
Percentage of revenues	6%	6%

Research and development expenses increased approximately $9.8 million and $26.8 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year. Salary and employee benefit costs increased approximately $6.1 million and $17.7 million for the respective periods, primarily due to an increase in the number of employees in the Communication Services Group. Contract and professional services fees increased approximately $0.5 million and $1.8 million for the three and nine months ended September 30, 2005, respectively, and depreciation increased approximately $1.2 million and $2.0 million, respectively, as compared to the same periods last year.

As a percentage of revenues, research and development expenses increased for the three months ended September 30, 2005 compared to the same period last year primarily due to an increase in salary and employee benefit costs attributable to an increase in the number of employees, and were unchanged for the nine months ended September 30, 2005 compared to the same period last year.

We believe that continued development of new and enhanced services and technologies are necessary to maintain our leadership position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel both domestically and internationally and to make other investments in research and development. We expect research and development expenses to increase modestly in absolute dollars and increase as a percentage of revenues during the remainder of 2005.

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

A comparison of general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
General and administrative	$49,883	$49,488	1%
Percentage of revenues	12%	15%
Nine months ended:
General and administrative	$142,205	$123,322	15%
Percentage of revenues	11%	15%

General and administrative expenses increased approximately $0.4 million and $18.9 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year. Salary and employee benefit costs increased approximately $3.1 million and $13.5 million, for the respective periods, due to an increase in the employee headcount. Legal expenses increased $3.3 million for the three months ended September 30, 2005, as compared to the same period last year. Contract and professional services decreased approximately $3.3 million for the three months ended September 30, 2005, and increased approximately $4.4 million for the nine months ended September 30, 2005, compared to the same periods last year. Bad debt expenses decreased approximately $3.8 million and $2.2 million for the respective periods.

As a percentage of revenues, general and administrative expenses decreased for the three and nine months ended September 30, 2005 compared to the same period last year primarily due to increased revenues from our content services, which generally have lower general and administrative expenses as a percentage of revenues than other services, coupled with our ability to leverage existing general and administrative costs.

We expect general and administrative expenses to decrease in absolute dollars and decrease as a percentage of overall revenues during the remainder of 2005.

Restructuring and other (reversals) charges

Below is a comparison of the restructuring and other (reversals) charges under the 2003 and 2002 restructuring plans for the three and nine months ended September 30, 2005 and 2004:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Restructuring and other charges	$537	$7,739	93%
Percentage of revenues	0%	2%
Nine months ended:
Restructuring and other (reversals) charges	$(1,471)	$19,620	108%
Percentage of revenues	0%	2%

The changes in restructuring and other (reversals) charges are primarily due to the timing of our restructuring initiatives.

2003 Restructuring Plan. In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. During the nine months ended September 30, 2005, we recorded a net reversal of restructuring charges of approximately $2.2 million, primarily related to excess facilities in connection with a decision to utilize and build out a facility that we had treated as abandoned under our 2003 restructuring plan and for which we had previously recorded a restructuring charge. During the three and nine months ended September 30, 2004, we recorded approximately $4.8 million and $18.4 million, respectively, of asset impairment charges related to a service whose cash flows did not sustain the value of the assets employed to deliver the service.

2002 Restructuring Plan. In April 2002, we initiated a restructuring plan to restructure our operations to rationalize, integrate and align resources. During the three and nine months ended September 30, 2005, we recorded approximately $0.5 million and $0.8 million, respectively, of charges related to excess facilities. During the three and nine months ended September 30, 2004, we reversed $0.1 million and $0.7 million, respectively, related to excess facilities and exit costs.

See Note 4 to the Notes to Condensed Consolidated Financial Statements for further information.

Amortization of other intangible assets

A comparison of amortization of other intangible assets for the three and nine months ended September 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Amortization of other intangible assets	$26,235	$22,790	15%
Percentage of revenues	6%	7%
Nine months ended:
Amortization of other intangible assets	$73,896	$56,123	32%
Percentage of revenues	6%	7%

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

Amortization of other intangible assets increased approximately $3.4 million and $17.8 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year primarily due to amortization related to intangible assets for the acquisitions of Jamba! in June of 2004 and LightSurf in April of 2005. Amortization of assets acquired from Jamba! accounted for approximately $10.6 million of the increase for the nine months ended September 30, 2005. Amortization of intangible assets acquired from LightSurf accounted for approximately $3.0 million and $5.9 million of the increase for the three and nine months ended September 30, 2005, respectively.

Acquired in-process research and development

During the three months ended September 30, 2005, we wrote off $1.8 million of in-process research and development acquired in the purchase of iDefense. During the nine months ended September 30, 2005, we wrote off an additional $4.3 million of in-process research and development acquired in the purchase of LightSurf. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further information.

Minority interest

Minority interest represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest for the three and nine months ended September 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Minority interest	$1,221	$748	63%
Nine months ended:
Minority interest	$3,397	$1,877	81%

Minority interest increased during the three and nine months ended September 30, 2005 primarily from increased net income from our VeriSign Japan subsidiary. In June 2004, we acquired the remaining 49% minority interest in VeriSign Australia, which is now a wholly-owned subsidiary.

Other income, net

Other income, net consists primarily of interest earned on our cash, cash equivalents, short-term and long-term investments, gains and losses on the sale or impairment of equity investments, gains and losses on foreign currency hedging programs, and the net effect of foreign currency gains and losses.

A comparison of other income, net for the three and nine months ended September 30, 2005 and 2004 is presented below:

	2005	2004	% Change
	(Dollars in thousands)
Three months ended:
Other income	$14,419	$1,334	981%
Nine months ended:
Other income	$43,780	$3,904	1,021%

Other income increased approximately $13.1 million and $39.9 million during the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year. Realized gains on investments, net of impairments, increased $12.8 million and $16.5 million respectively during the three and nine months ended September 30, 2005, respectively, compared to the same periods last year, primarily due to a gain of $8.2 million on the sale of an equity investment that was previously impaired. Net effect of foreign currency gains and losses accounted for $2.3 million of the decrease and $5.0 million of the increase for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year. Interest income increased $3.1 million and $12.1 million during the respective periods, compared to the same periods last year, primarily as a result of higher cash balances and slightly higher interest rates during the nine months ended September 30, 2005. In addition, we recorded a gain of approximately $6.0 million related to the resolution of a dispute with a telecommunications carrier customer during the quarter ended March 31, 2005. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further information.

Income tax expense

For the quarter ended September 30, 2005, we recorded income tax expense of $31.4 million, compared to income tax benefit of $7.4 million for the same period in 2004. For the nine months ended September 30, 2005, we recorded income tax expense of $91.5 million, compared to $16.5 million for the same period in 2004. The increases were primarily due to increased income before income taxes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Currently, management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. However, depending on our continued ability to achieve profitability, and on the potential impact of SFAS No. 123R, “Share Based Payment”, we may have sufficient evidence within the next year to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in that period from a reduction of our deferred tax asset valuation allowance. If the valuation allowance relating to deferred tax assets were released as of September 30, 2005, approximately $231.3 million would be credited to the statement of operations and $187.0 million would be credited to additional paid-in capital. However, management would continue to apply a valuation allowance of $20.0 million to the deferred tax asset for capital loss carryforwards, and $47.9 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life of such tax attributes.

Liquidity and Capital Resources

	September 30, 2005	December 31, 2004	% Change
	(Dollars in thousands)
Cash and cash equivalents	$309,944	$330,641	(6)%
Short-term investments	438,236	406,784	8%

Subtotal	$748,180	$737,425	1%
Restricted cash	50,972	51,518	(1)%

Total	$799,152	$788,943	1%

	Nine Months Ended September 30,		$ Change
	2005	2004
	(In thousands)
Cash flows provided by (used in)
Operating activities	$339,505	$230,382	$109,123
Investing activities	(154,511)	(298,953)	144,442
Financing activities	(201,522)	1,594	(203,116)
Effect of exchange rate changes	(4,169)	(3,169)	(1,000)

Net decrease in cash and cash equivalents	$(20,697)	$(70,146)	$49,449

At September 30, 2005, our principal source of liquidity was $748.2 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Working capital decreased $33.9 million over the periods presented primarily due to net cash used in financing activities, primarily for the repurchases of common stock of $257.1 million.

Net cash provided by operating activities of approximately $339.5 million for the nine months ended September 30, 2005 consisted primarily of net income of $135.0 million adjusted for non-cash items totaling $156.9 million, including depreciation and amortization of property and equipment of approximately $64.9 million, amortization of other intangible assets of approximately $73.9 million, write-offs of acquired in-process research and development of approximately $6.1 million and $47.6 million provided by changes in operating assets and liabilities.

Net cash used in investing activities of approximately $154.5 million for the nine months ended September 30, 2005 was primarily attributed to net investment purchases of $25.8 million, purchases of property and equipment of $73.3 million and net cash paid in business combinations of $56.7 million, partially offset by a $16.6 million payment by Network Solutions for partial payment of principal on a note receivable. This note receivable is described in Note 15 of the Notes to Condensed Consolidated Financial Statements.

Net cash used in financing activities of approximately $201.5 million for the nine months ended September 30, 2005 was primarily related to repurchases of common stock of $257.1 million, offset by proceeds of approximately $56.6 million from issuance of common stock from option exercises and our employee stock purchase plan.

Our planned capital property and equipment expenditures for 2005 are anticipated to total approximately $125 million, of which we spent approximately $73.3 million during the nine months ended September 30, 2005, primarily for computer and communications equipment and computer software within all areas of the Company. Our most significant expenditures will be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Other capital property and equipment expenditures will be for productivity and cost improvement initiatives for corporate services.

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2014. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $20.0 million over the next nine years relating to our restructuring plans. The present value of net future cash payments that will be made over the next nine years related to the abandonment of excess facilities is approximately $19.0 million. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During the three months ended September 30, 2005, 4,769,203 shares were repurchased at an aggregate cost of approximately $124.6 million. During the three months ended September 30, 2004, 2,056,899 shares were purchased at an aggregate cost of approximately $34.9 million. VeriSign completed the 2001 stock repurchase program in the third quarter of 2005.

On August 2, 2005, our Board of Directors authorized a new stock repurchase program to use up to $500 million to repurchase VeriSign’s common stock on the open market, or in negotiated or block trades. During the three months ended September 30, 2005, 3,810,207 shares were repurchased at an aggregate cost of $89.8 million. At September 30, 2005, approximately $410.2 million remained available for future repurchases under this program.

We believe existing cash and short-term investments, together with funds generated from operations should be sufficient to meet our working capital and capital expenditure requirements. Our philosophy regarding the maintenance of a balance sheet with a large component of cash, cash equivalents and short-term investments reflects our views on potential future capital requirements relating to expansion of our businesses, acquisitions, and share repurchases. We regularly assess our cash management approach and activities in view of our current and potential future needs.

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

In April, May and July 2005 we completed our acquisitions of LightSurf Technologies, Inc., R4 Global Solutions and iDefense, Inc, respectively. In February and September 2004, we completed our acquisitions of Guardent, Inc. and Jamba!, respectively. Between 2000 and 2003, we completed several acquisitions, including our acquisitions of Network Solutions, Illuminet Holdings and H.O. Systems and, in November 2003, we sold our Network Solutions domain name registrar business. iDefense, LightSurf, Jamba!, Network Solutions, Illuminet Holdings and H.O. Systems operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

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

International revenues accounted for approximately 32% of our total revenues for the three months ended September 30, 2005. As a result of the growth of our content services and other businesses outside the U.S., we expect that international revenues will continue to increase in absolute monetary terms and as a percentage of revenues. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, India, and Latin America and we currently have facilities and over 500 employees in Germany. Expansion in these international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Between December 31, 1995 and September 30, 2005, we grew from 26 to approximately 3,970 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

The Department of Commerce, or DOC, has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or ICANN. As part of this transition, our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option. The .net registry services were subject to a competitive bidding process administered by ICANN. Our bid was determined by the outside evaluators selected by ICANN to be the top bid and VeriSign and ICANN have executed a new .net registry agreement that extends until September 30, 2011. The .org registry agreement terminated on December 31, 2002, and the .org registry services were transitioned to a new registry operator selected by ICANN during 2003. We face risks from this transition to ICANN, which include the following:

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we use content, such as music, games and logos, as part of our content services, and news related content, as part of our real-time content aggregation service. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), “Share-Based Payment,” which supersedes SFAS No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation,” that will require us to record a charge to earnings for employee stock option grants beginning in the first quarter of 2006. This change will have a material, negative impact on our reported earnings. Recording a charge for employee stock options and the employee stock purchase plan under SFAS 123 would have increased after tax charges by approximately $15.1 million and $29.1 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $45.3 million and $109.5 million for the nine months ended September 30, 2005 and 2004, respectively. In addition, regulations adopted by the Nasdaq Stock Market requiring stockholder approval for stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the three months ended September 30, 2005, we determined that there were no other-than-temporary declines in the value of our non-public equity investments. During the nine months ended September 30, 2005, VeriSign recorded realized gains, net of impairments, totaling $8.2 million. During the three and nine months ended September 30, 2004, we determined that the decline in the fair value of certain of our non-public equity investments was other-than-temporary and recorded impairments, net of realized gains, totaling $4.6 million and $8.2 million, respectively. Due to the inherent risks associated with investments, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our cash and investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize interest rate risk, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2005, 30% of our investments subject to interest rate risk mature in less than one year. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2005, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of September 30, 2005. This table does not include money market funds because those funds are not subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(In thousands)
Included in cash and cash equivalents	$5,102	$—	$—	$5,102	$5,103
Weighted-average interest rate	3.48%	—	—
Included in short-term investments	$59,678	$84,819	$298,218	$442,715	$438,236
Weighted-average interest rate	3.38%	3.58%	3.95%
Included in restricted cash	$—	$—	$50,972	$50,972	$50,972
Weighted-average interest rate	—	—	3.76%

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

At September 30, 2005, we held forward contracts in notional amounts totaling approximately $189.8 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of September 30, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleges that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requests the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has dropped its allegations of infringement of the ‘584 patent. Fact discovery is now closed, and the Court has issued its ruling on the claim construction issues. In its ruling, the Court has found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may request reconsideration of this ruling by the Court prior to November 3, 2005, or may file an appeal after a final judgment seeking to overturn this ruling. Thus, only claim 23 of the ‘737 patent remains in the case. VeriSign and several other defendants have filed motions seeking partial summary judgment of no indirect infringement under 35 U.S.C. Sections 271 b and 271 c (i.e., no inducement of others to infringe and no contributory infringement). In response to these motions, the plaintiff has filed a motion seeking leave of the Court to amend its complaint to add a new claim of indirect infringement under 35 U.S.C. Section 271 b (inducement) against VeriSign and the other defendants. Briefing on these motions is completed and a hearing has not yet been scheduled by the judge. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

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

On January 18, 2005, VeriSign filed a request for arbitration before the ICC against ICANN regarding the process by which ICANN solicited and reviewed bids from companies, including VeriSign, to become the “successor” registry operator for the .net top level domain after the current registry agreement expires on or about June 30, 2005. VeriSign alleges that the “request for proposal” (“RFP”) process constitutes a breach of the current .net registry agreement because, among other things, the RFP process fails to constitute an open and transparent process by which ICANN can reasonably select the best qualified successor to operate the .net registry and does not constitute a valid “consensus policy” as defined in the current .net agreement. ICANN has not yet responded to our arbitration request. On June 8, 2005, ICANN announced that it had selected VeriSign as the “successor” registry operator for the .net top level domain, and ICANN and VeriSign have entered into a contract to confirm that selection. VeriSign anticipates that its selection as the ..net registry operator will resolve its request for arbitration.

Following negotiations, VeriSign and ICANN have reached a tentative, conditional settlement. If the tentative settlement is finalized and implemented, it will result, among other things, in the dismissal of pending litigation with ICANN.

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

In August, 2005 and October 2005, respectively, VeriSign received two additional similar putative class action lawsuits, one in state court in Arkansas, alleging claims for fraud, unjust enrichment, and violation of the Arkansas Deceptive Trade Practices Act, and one in federal district court for the Southern District of California, alleging claims for fraud, negligence and negligent misrepresentation, unjust enrichment, quantum meruit, breach of contract, breach of warranty, false advertising, and unfair competition. These lawsuits relate to the marketing and advertising of mobile phone “ringtones” and other mobile phone content by VeriSign and its subsidiaries Jamster International Sarl and Jamba! VeriSign disputes the claims in these actions. While we cannot predict the outcome of these matters, VeriSign believes the allegations are without merit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2005	3,151,616	26.06	3,151,616	$82.1 million
August 1 – 31, 2005	5,427,794	$24.36	5,427,794	132.2 million
September 1 – 30, 2005	—	—	—	—

Total	8,579,410	$24.99	8,579,410	$214.3 million

On April 26, 2001, VeriSign announced that the Board of Directors authorized the repurchase of up to $350 million of the Company’s common stock in open market, negotiated or block transactions. This stock repurchase program was completed in the third quarter of 2005.

On August 2, 2005, the Board of Directors of VeriSign authorized a new stock repurchase program to repurchase up to $500 million of the Company’s common stock in open market, negotiated or block transactions.

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

VERISIGN, INC.

Date: November 9, 2005	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2005	By:	/s/ DANA L. EVAN
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