Form 10-K
period 2005-12-31
VERISIGN INC/CA
filed 2006-03-13
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☑    NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐    NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☑  Large accelerated filer                    ☐  Accelerated filer                    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $7,599,805,698 based upon the last sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G’s filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 28, 2006: 244,573,978 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III.

PART I

ITEM 1.	BUSINESS

Overview

VeriSign, Inc. operates intelligent infrastructure services that enable and protect billions of interactions every day across the world’s voice and data networks. Through our Internet Services Group and Communications Services Group, we offer a variety of Internet and communications-related services, including internet security services, information services, network connectivity and interoperability services, intelligent database services, content and application services, clearing and settlement services, and billing and payment services. We market our products and services through our direct sales force, telesales operations, member organizations in our global affiliate network, value-added resellers, service providers, and our Web sites.

We are currently organized into two service-based lines of business: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Security Services business and the Information Services business, formerly known as Naming and Directory Services. The Security Services business provides products and services that enable enterprises and organizations to establish and deliver secure Internet-based services to customers and business partners, and the Information Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs, as well as providing other value added services, including intelligent supply chain services, real-time publisher services and digital brand management services. The Communications Services Group provides communications services, such as network connectivity and interoperability services, Signaling System 7, or SS7, network services, and intelligent database services; content services, such as application and content services and messaging services; and commerce services, such as clearing and settlement services and billing and payment services to telecommunications carriers and other users.

VeriSign was incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 487 E. Middlefield Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500 and our common stock is traded on the NASDAQ National Market under the ticker symbol VRSN. VeriSign’s primary Web site is www.verisign.com. The information on our Web sites is not a part of this annual report. VeriSign, the VeriSign logo, Jamba!, Jamster, Thawte, LightSurf and certain other product names are trademarks or registered trademarks of VeriSign, Inc., and/or its subsidiaries in the United States and other countries. Other names used in this report may be trademarks of their respective owners.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, through our Web site at www.verisign.com as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission.

Internet Services Group

The Internet Services Group consists of the Security Services business and Information Services business. The Security Services business provides products and services to enterprises and organizations that want to establish and deliver secure Internet-based services for their customers and business partners. The following types of services are included in the Security Services business: network and applications security services, including our managed security and global security consulting services, authentication services, including our public key infrastructure (“PKI”) and unified authentication services, and digital certificate services, including our commerce site. The Information Services business provides registry services as the exclusive registry of domain names in the .com and .net gTLDs and certain ccTLDs, as well as providing other services, including intelligent supply chain services, real-time publisher services, and digital brand management services.

Security Services

Network and Application Security Services

Our network and application security services include managed security services, iDefense security intelligence services and global security consulting services for enterprises.

Managed Security Services (“MSS”).    Our MSS services enable enterprises to effectively monitor and manage their network security infrastructure on a 24x7 basis while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. Our MSS services include:

•	Firewall Management Service. Our Firewall Management Service provides enterprises with management and monitoring of firewalls. Our security engineers and program managers stage the firewall devices and test them prior to deployment; once deployed, devices are monitored for health and security events 24x7. Ongoing device management services include rule changes, software patches and upgrades.

•	Intrusion Detection/Prevention Management Service. Our Intrusion Detection/Prevention Management Service provides management and monitoring of intrusion detection/prevention sensors, designed to identify and counter malicious security events or potential attacks against an organization’s network.

•	Vulnerability Management Service. Our Vulnerability Management Service provides customized identification of exploitable vulnerabilities and helps prioritize remediation by providing up-front risk assessment and recurring vulnerability scanning, vulnerability testing and penetration testing.

iDefense Security Intelligence Services.    Our iDefense Security Intelligence Services provide information regarding network-based threats, vulnerabilities and malicious code to customers to aid them in making decisions in response to threats on a real-time basis. Our network of research contributors in over 30 countries provides information about the cyber underground and software vulnerabilities.

Global Security Consulting Services and Other Services.    Our Global Security Consulting Services help enterprises assess, design, and deploy cost-effective and scalable network security solutions. Key offerings include Payment Card Industry security assessments, application security assessments, enterprise risk assessments, and security program development in support of compliance regulations and industry best practices in both the public and private sectors. Our consulting services are also available to help enterprises integrate our unified authentication and PKI services with existing applications and databases and advise on policies and procedures related to the management and deployment of digital certificates. Our Messaging Security and Compliance Services, which include Email Security Service, Message Continuity Service and Message Archive Service, provide enterprises the ability to secure their email system from unwanted messages and virus attacks; loss of email and email disruption due to disasters or system failure; and retain messages for extended periods of time to address compliance requirements. Using our Email Security Service, an enterprise’s in-bound email can be checked for spam and malicious code, such as viruses and worms. Legitimate email is passed through to employees while suspicious emails are quarantined. Periodic digests of quarantined emails are sent to employees to review and accept or reject as appropriate. In addition, outbound email can be checked for malicious code to protect itself and outside recipients from risk. Our Message Continuity Service makes identical copies of messages and retains them for thirty days, giving enterprises the ability to recover messages lost in the event of a disaster or accidental deletion. Our Message Archive Service stores identical copies of messages and retains them for extended periods defined by the enterprise to address compliance or internal audit requirements. Our Anti-Phishing Solution provides enterprises effective strategies for mitigating and eliminating “phishing” attempts by providing services for the prevention, detection, and response to, identity theft attacks.

Authentication Services.    Our Authentication Services include our Managed PKI Services and Unified Authentication Services that can be tailored to meet the specific needs of enterprises that wish to issue digital certificates to employees, customers or trading partners.

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

Digital Certificate Services

Digital certificate services include our SSL digital certificate services and code signing digital certificate services. SSL certificate services enable Internet merchants to implement and operate secure Web sites that utilize SSL protocol. These services provide Internet merchants with the means to authenticate themselves to consumers and to encrypt communications between consumers and the merchant websites. Our code signing digital certificate services provide software developers the means to identify themselves and the authenticity of their software to consumers and relying software applications.

We currently offer the following SSL and code signing digital certificate services.

•	Secure Site and Secure Site Pro. Both our Secure Site and Secure Site Pro certificates enable up to 256-bit SSL encryption when both the web server and the client browser support such sessions. Secure Site Pro, our premium certificate offering, implements Server Gated Cryptography, a technology which automatically steps-up encryption levels to 128-bit in certain client/browser configurations. Secure Site Pro also includes a third party site availability monitoring evaluation, a network security monitoring trial, a site performance monitoring evaluation, and additional warranty protection.

•	Code Signing Certificates. We offer several code signing certificates based on the platform for which customers wish to sign the code. Platforms include Microsoft Authenticode, Microsoft Office and VBA, Symbian, Sun Java, Netscape, Microsoft Smartphone, Macromedia Shockwave and Marimba Castanet.

•	Thawte Branded Digital Certificates. We offer SSL and code signing certificates under the Thawte brand. These services use the same underlying infrastructure, and are targeted at small businesses and independent software developers.

Information Services

VeriSign’s Information Services business includes our domain name registry services for the .com and .net gTLDs and certain ccTLDs, managed domain name services, intelligent supply chain services, real-time publisher services and digital brand management services.

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

Intelligent Supply Chain Services.    We offer supply chain information for retail, pharmaceutical and consumer goods customers for marketing and operations purposes. Our point-of-sale data service is a hosted, Web-based solution for accessing and managing daily updates of point-of-sale data from multiple key retailer partners. An electronic product code is a unique number that corresponds with an individual product (or container of products). Radio frequency identification (“RFID”) tags are small chips with antennas that contain an electronic product code (“EPC”). We have been selected by EPCglobal, a not-for-profit joint-venture formed by The Uniform Code Council, Inc. and EAN International, to operate the authoritative root directory for the EPCglobal Network, the authoritative directory of information sources that are available to describe products assigned EPCs. The EPCglobal Network is a concept that if proven will enable users to find and share information about products in the supply chain using the Internet infrastructure. For example, by using an EPC in conjunction with the EPCglobal Network, a manufacturer or retailer would be able to look up detailed information about a product or package, such as its manufacture date, location and expiration date. Additionally, we offer managed services that are designed to work in conjunction with RFID and bar code technology and the EPC root directory to facilitate the secure sharing of product data across diverse supply chains.

Real-Time Publisher Services.    We offer a suite of intelligent infrastructure services that allow organizations to collect and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, web-portal developers, application developers, and consumers. The real-time publisher services also make it easier for publishers of all sizes to distribute and track their content feeds, which may improve the reliability and quality of their real-time content.

Digital Brand Management Services.    We offer a range of services that we refer to as digital brand management services to help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity. These services include domain name registration services for both gTLDs such as .com and ccTLDs, such as .de and .jp, and our brand monitoring services.

Communications Services Group

The Communications Services Group provides managed solutions to fixed line, broadband, mobile operators and enterprise customers through our integrated communications, content and commerce platform. Our communications services offerings include network connectivity and interoperability services and intelligent database services; our content services offerings include content and application services and messaging services; and our commerce services offerings include clearing and settlement services, and billing and payment services.

Communications Services

Network Connectivity and Interoperability Services

Through our network connectivity and interoperability services, we provide connections and services that signal and route information within and between telecommunication carrier networks.

•	SS7 Connectivity and Signaling Services. Our Signaling System 7, or SS7, network, is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, local number portability, toll-free number database access and caller identification. Our SS7 trunk signaling service reduces post-dial delay, allowing call connection almost as soon as dialing is completed which enables telecommunications carriers to deploy a full range of intelligent database services more quickly and cost effectively. By using our trunk-signaling service, carriers simplify SS7 link provisioning, and reach local exchange carriers and wireless carriers’ networks through our direct access to hundreds of carriers.

•	Wireless Roaming Services. We offer wireless carriers seamless roaming services using the ANSI-41 and GSM signaling protocols that allow carriers to provide support for roamers visiting their service area and for their customers when they roam outside their service area. This service also allows number validation inside and outside carriers’ service areas by accessing our SS7 network. Our Interstandard Roaming service manages signaling conversion across protocols to provide activation processing, international customer care, end-user billing, and fraud protection, while our Wireless Data Roaming service enables carriers to offer wireless data roaming to their subscribers over Wi-Fi, CDMA2000 and GSM/GPRS networks.

•	Voice Over Internet Protocol (“VoIP”) Services. Our Wireless IP Connect service is a managed service that allows wireless operators to provide full VoIP-to-wireless roaming to their subscribers, while our IP Connect Suite allows VoIP providers, cable operators and MSOs to extend VoIP services across multiple access methods to enterprise customers. VeriSign SIP-7 Service integrates SIP (Session Initiation Protocol)-based VoIP platforms with the existing SS7 network, allowing seamless interconnection between IP networks and the Public Switch Telephone Network (“PSTN”).

•	Communications Assistance for Law Enforcement Act (“CALEA”). Our NetDiscovery services enable telecommunications carriers to meet the requirements of CALEA through provisioning, access and delivery of call information from carriers to law enforcement agencies.

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

Content Services

Application and Content Services

Our application services enable providers to deliver content through secure customized, branded content acquisition portals and allow for the exchange of pictures, videos, alerts and other forms of multimedia content across a wide range of connected devices and networks. Our content services manage content aggregation, formatting, mediation, digital rights management and delivery through these services. We have a library of over 150,000 items, including ringtones, graphics, games and applications that we offer in over two dozen countries around the world. In the U.S., U.K., and Australia we operate under our Jamster brand, in the U.K. under our Ringtoneking brand, and in Europe under our Jamba! brand.

Messaging Services

Our Multi-Media Messaging services (“MMS”) allow subscribers to send pictures, audio and video between different service providers and devices and is provided on a service bureau basis that connects to wireless service providers’ multimedia messaging centers and routes MMS messages between service providers. Through our hosted services we also facilitate the sharing, distribution and storage of multimedia messages for our customers in the U.S., Canada, New Zealand and Mexico. Our Inter-Carrier Messaging services allow wireless subscribers to send text and multi-media messages between different service providers and devices. Through our MetcalfTM Global Messaging services, we enable wireless carriers to offer short messaging services (“SMS”) between carrier systems and devices, and across disparate networks and technologies so that customers can exchange messages outside the carrier’s network.

Commerce Services

Clearing and Settlement Services

Through our Wireline Clearinghouse Services, we serve as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another.

Our Wireless Clearinghouse Services enable wireless carriers to clear and settle telephone traffic charges with their roaming partners domestically and internationally. We also provide wireless carriers with fraud management, SS7 monitoring, and other services.

Billing and Payment Services

We offer advanced billing, payment and customer care services to mobile operators. Through our speedSUITETM, SmartPayTM and PrePayINTM services, we provide wireless carriers with an end-to-end customer relationship management system that supports advance pay, prepaid and post-paid wireless services. Carriers have access to a real-time account management platform, administered via a Web interface, designed to make prepaid wireless plans flexible and convenient.

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

As part of our operations infrastructure for our domain name registry services, we operate all domain name servers that answer domain name lookups for the .com and .net zones. We also operate two of the thirteen externally visible root zone server addresses, including the “A” root, which is considered to be the authoritative root zone server of the Internet’s domain name system (“DNS”). The domain name servers provide the associated name server and IP address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an average of over 15 billion responses per day during 2005. These name servers are located around the world, providing local domain name service throughout North America, Europe, and Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

To provide our communications services, we operate a SS7 network composed of specialized switches, computers and databases strategically located across the United States. These elements interconnect our customers and U.S. telecommunications carriers through leased lines. Our network currently consists of 16 mated pairs of SS7 signal transfer points (“STPs”) that are specialized switches that route SS7 signaling messages, and into which our customers connect. We own ten pairs of STPs and lease capacity on six pairs of STPs from regional providers. Our SS7 network control center, located in Overland Park, Kansas, is staffed 24 hours a day, 365 days a year.

Call Centers and Help Desk.    We provide customer support services through our phone-based call centers, email help desks and Web-based self-help systems. Our California call center is staffed 24 hours a day, 365 days a year and employs an automated call directory system to support our Security Services business. Our Georgia call center is staffed from 8:00 a.m. to 7:00 p.m. Eastern Time and our Washington state call center is staffed from 8:00 a.m. to 5:00 p.m. Pacific Time and employs an automated call directory system to support our Communications Services business. Our Virginia call center is staffed 24 hours a day, 365 days a year to support our Information Services business. All call centers have a staff of trained customer support agents and provide Web-based support services that are available 24 hours a day, 365 days a year, utilizing customized automatic response systems to provide self-help recommendations.

Operations Support and Monitoring.    We have an extensive monitoring capability that enables us to track the status and performance of our critical database systems and our global resolution systems. Our distributed Network Operations Centers are staffed 24 hours a day, 365 days a year.

Disaster Recovery Plans.    We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Information Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity. Our PKI business is similarly protected by having service capabilities that exist in both of our East and West Coast data center facilities. Our critical data services (including digital certificates, domain name registration, telecommunications services and global resolution) use advanced storage systems that provide data protection through techniques such as mirroring and remote replication.

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

Our direct sales and marketing organization at December 31, 2005 consisted of 763 individuals, including managers, sales representatives, marketing, technical and customer support personnel. We have field sales offices throughout the world.

Research and Development

As of December 31, 2005, we had 801 employees dedicated to research and development. Research and development expenses were $95.3 million in 2005, $60.4 million in 2004, and $49.4 million in 2003. We believe that timely development of new and enhanced Internet security, e-commerce, information, and communications services and technologies are necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and to make additional investments in research and development.

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

Competition

Competition in Security Services.    Our security services are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure electronic commerce and communications over wireline and wireless IP networks. The market for security services is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as GeoTrust and Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority, or CA, related services; and (3) companies focused on providing a bundled offering of products and services such as CyberTrust. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their Web sites could also promote our competitors or charge us substantial fees for promotions in the future.

Competition in Managed Security Services.    Consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture, IBM Global Services, Getronics and Lucent NetCare. We also compete with security product companies that offer managed security services in addition to other security services, such as Symantec and ISS, as well as a number of providers such as CyberTrust and Counterpane that offer managed security services exclusively. Telecommunications providers, such as MCI that acquired NetSec, provide managed security services and are competitors. In addition, we compete with some companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally developed systems integration efforts.

Competition in Communications Services.    The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Incumbent carriers provide competing in-house services in their respective regions. In addition, we face direct competition from national, unregulated companies, including Syniverse Technologies, Telcordia, NeuStar and other carriers such as Southern New England Telephone Diversified Group, a unit of AT&T. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers, such as VeriSign, and further increase competitive pricing pressures.

Competition in Commerce Services.    Our wireless billing and payment services also are subject to competition from providers such as Comverse, Amdocs, Convergys Corporation and Boston Communications Group. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are or may in the future be focusing significant resources on developing and marketing products and services that may compete directly with ours. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers such as VeriSign and further increase competitive pricing pressures.

Competition in Content Services.    The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Jamdat Mobile, LaNetro Zed, Infospace, Itouch, Wisdom Entertainment, Arvato mobile, Monstermob, Motricity and Buongiorno/Vitaminic. This business also faces competition from mobile network operators, such as Cingular, Verizon Wireless, Sprint, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators, such as Yahoo!, AOL, T-Online and Google. Our inter-carrier messaging services face competition from Mobile 365, Openwave and Comverse. Additional competitors are handset manufacturers, such as Nokia and software providers such as Microsoft and Apple. As the market for wireless data, including information and entertainment data, matures, new categories of competitors, such as mobile phone companies, broadcasters, music publishers, other content providers or others have begun to develop competing products or services.

Competition in Registry Services.    There are several registry service providers for new gTLDs that directly compete with the services we provide for the .com and .net gTLDs, as well as with the ccTLDs offered by us. The gTLDs .biz and .info were launched in 2001, the gTLDs .name, .pro, .aero, .museum and .coop were launched in 2002 and 2003, and the gTLD .mobi was launched in 2005. Domain names registrations and other services within these gTLDs are available through ICANN accredited registrars. In addition, we currently face competition from the over 240 ccTLD registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel, Affilias, Register.com and Tucows.com.

Competition in Intelligent Supply Chain Services.    There are a number of companies that provide intelligent supply chain services. For point-of-sale data, we face competition from IRI and AC Nielsen, as well as smaller software companies. For consulting services, we face competition from traditional consulting firms.

Competition in Real-Time Publisher Services.    We face competition from various smaller companies providing similar services.

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

Industry Regulation

Information Services.    Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the Department of Commerce.

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

Security Services.    Some of our security services utilize and incorporate encryption technology. Exports of software and hardware products utilizing encryption technology are generally restricted by the United States and various non-United States governments. We have obtained approval to export many of the security services we provide to customers globally under applicable United States export law, including our server digital certificate services. As the list of products and countries for which export approval is expanded or changed, government restrictions on the export of software and hardware products utilizing encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals, we may not be able to sell some of our security services in international markets.

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

With regard to our Information Services business, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our registry service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses, including the conversion of internationalized domain names. We own our proprietary shared registration system through which competing registrars submit .com and .net second-level domain name registrations. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors.

With regard to our Communications Services Group, we offer a wide variety of services, including network connectivity and interoperability, intelligent database, content and applications, and clearing and settlement services, each of which are protected by trade secret, patents and/or patent applications. We have also entered into agreements with third-party providers and licensors, including third party providers of content such as music, games and logos.

Employees

The following table shows a comparison of our employee headcount by function:

	December 31, 2005	December 31, 2004	December 31, 2003
Employee headcount from continuing operations:
Cost of revenues	1,807	1,452	1,078
Sales and marketing	763	656	510
Research and development	801	408	245
General and administrative	705	567	513

Total	4,076	3,083	2,346

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

ITEM 1A.	RISK FACTORS

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

Our operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security and communications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our registry services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our security services and communications services (including our content services), both in the U.S. and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations, products, services and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of communications services, including our content services;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the impact of price changes in our communications services and security services or our competitors’ products and services;

•	the impact of Statement of Financial Accounting Standards No. 123R that will require us to record a charge to earnings for employee stock option grants; and

•	general economic and market conditions as well as economic and market conditions specific to the telecommunications and Internet industries.

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

We have acquired many companies, a number of which operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

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

We made several acquisitions in the last five years and will pursue additional acquisitions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies we acquire. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	the potential impairment of relationships with our employees, customers and strategic partners;

•	the need to manage more geographically-dispersed operations, such as our offices in the states of Kansas, Illinois, Massachusetts, Pennsylvania, Rhode Island, Texas, Virginia, and Washington, and globally in Australia, Europe, India, Japan, South Africa and South America;

•	greater than expected costs and/or lower than expected revenues and the assumption of unknown liabilities.

•	the diversion of management’s attention from our other businesses in identifying, completing and integrating acquisitions;

•	the inability to retain the key employees of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	our inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential incompatibility of business cultures;

•	additional regulatory requirements;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

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

International revenues accounted for approximately 37% of our total revenues for the year ended December 31, 2005. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, Latin America and South America. We currently have facilities and over 550 employees in Germany. Expansion in these international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues from Europe, South Africa, Japan, South America and Australia are not denominated in U.S. Dollars;

•	potential problems associated with adapting our content services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our content services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting American interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and December 31, 2005, we grew from 26 to 4,076 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

Competition in Security Services.    Our security services are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure electronic commerce and communications over wireline and wireless IP networks. The market for security services is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security, Inc. and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as GeoTrust and Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority, or CA, related services; and (3) companies focused on providing a bundled offering of products and services such as CyberTrust. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their Web sites could also promote our competitors or charge us substantial fees for promotions in the future.

Competition in Managed Security Services.    Consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture, IBM Global Services, Getronics and Lucent NetCare. We also compete with security product companies that offer managed security services in addition to other security services, such as Symantec and ISS, as well as a number of providers such as CyberTrust and Counterpane that offer managed security services. Telecommunications providers, such as MCI which acquired NetSec, a provider of managed security services, are also potential competitors. In addition, we compete with some companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally developed systems integration efforts.

Competition in Communications Services.    The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Incumbent carriers provide competing in-house services in their respective regions. In addition, we face direct competition from national, unregulated companies, including Syniverse Technologies, Telcordia, NeuStar and other carriers such as Southern New England Telephone Diversified Group, a unit of AT&T. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers, such as VeriSign, and further increase competitive pricing pressures.

Competition in Commerce Services.    Our wireless billing and payment services also are subject to competition from providers, such as Comverse, Amdocs, Convergys Corporation and Boston Communications Group. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are or may in the future be focusing significant resources on developing and marketing products and services that may compete directly with ours. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers such as VeriSign and further increase competitive pricing pressures.

Competition in Content Services.    The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Jamdat Mobile, LaNetro Zed, Infospace, Itouch, Wisdom Entertainment, Arvato mobile, Monstermob, Motricity and Buongiorno/Vitaminic. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft and Apple. As the market for wireless data, including information and entertainment data, matures, new categories of competitors, such as mobile phone companies, broadcasters, music publishers, other content providers or others have begun to develop competing products or services.

Competition in Registry Services.    ICANN has introduced several registry service providers for new gTLDs that directly compete with the services we provide for the .com and .net gTLDs, as well as with the ccTLDs offered by us. The gTLDs .biz and .info were launched in 2001, the gTLDs .name, .pro, .aero, .museum and .coop were launched in 2002 and 2003, and the gTLD .mobi was launched in 2005. Domain names registrations and other services within these gTLDs are available through ICANN accredited registrars. In addition, we currently face competition from the over 240 ccTLD registry operators who compete directly for the business of entities and individuals that are seeking to establish a Web presence.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel, Affilias, Register.com and Tucows.com.

Competition in Intelligent Supply Chain Services.    There are a number of companies that provide intelligent supply chain services. For point-of-sale data, we face competition from IRI and AC Nielsen, as well as smaller software companies. For consulting services, we face competition from traditional consulting firms.

Competition in Real-Time Publisher Services.    We face competition from various smaller companies providing similar services.

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

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our communications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our Communications Services Group. Consolidation in the telecommunications industry has led to the merging of many companies, including AT&T Wireless, MCI, Nextel and Price Communications, customers of our Communications Services Group. Our business could be harmed if these mergers result in the loss of customers by our Communications Services Group. Furthermore, customers may choose to deploy internally developed communications technologies and services thereby reducing the demand for technologies and services we offer which could harm our business.

Our content services business depends on agreements with many different third parties, including wireless carriers, and content providers. If these agreements are terminated or not renewed, or are amended to require us to change the way our content services are offered to customers, our business could be harmed.

Our content services business depends on our ability to enter into and maintain agreements with many different third parties including:

•	Wireless carriers and other mobile phone service providers, upon which this business is highly dependent for billing its customers; and

•	Developers, music publishers and other providers of content, upon which this business is substantially dependent for content such as ringtones and games.

These agreements are typically for a short term, or are otherwise terminable upon short notice, and in the case of agreements with carriers, other mobile phone service providers and content developers, are non-exclusive. If these third parties reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, our content services business could be materially harmed. For example, because we depend on wireless carriers to bill customers for our services, a loss of any of these relationships, or our failure to enter into new relationships with additional wireless carriers on commercially reasonable terms, could prevent us from billing and receiving revenues from existing and new customers.

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

Only some of the content used in our content services business is developed internally. We also receive content, such as ringtones, games and logos from third parties. If the market for mobile entertainment and information continues to grow, content providers might try to raise their prices. Some providers insist on charging fixed fees for their content regardless of revenues, so if we fail to achieve anticipated revenues, we would achieve lower margins for our content services. There is no assurance that we will be able to timely purchase content having the requisite quality in the future and on commercially reasonable terms. Should we be unable to acquire attractive content from third parties and on acceptable terms, this could adversely affect our content services business.

Our customer subscription agreements for our content services are typically cancelable and our business could be harmed if we fail to retain current customers or if we fail to obtain significant numbers of new customers to replace customers who cancel or fail to renew.

Our content services are typically sold as fixed weekly or monthly subscriptions. Our customers for these services may cancel their subscriptions for our service at the end of each service period and in fact, many customers elect to do so. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ subscription and renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with the service, pricing pressure, changes in preferences and trends, competitive services, adverse coverage in the news media, changes in the way we advertise our services or other reasons. If our customers cancel or fail to renew their subscriptions for our content services or if we fail to obtain significant numbers of new customers to replace customers who cancel or fail to renew, our revenue could decline and our content services business will suffer.

Our business depends on the continued growth of the Internet and adoption and continued use of IP networks.

Our future success depends, in part, on continued growth in the use of the Internet and IP networks. If the use of, and interest in, the Internet and IP networks does not grow, our business would be harmed. To date, many businesses and consumers have been deterred from utilizing the Internet and IP networks for a number of reasons, including, but not limited to:

•	potentially inadequate development of network infrastructure;

•	security concerns, particularly for online commerce, including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

•	privacy concerns, including the potential for third parties to obtain personally identifiable information about users or to disclose or sell data without notice to or the consent of such users;

•	other security concerns such as attacks on popular Web sites by “hackers”;

•	inconsistent quality of service;

•	inability to integrate business applications on IP networks;

•	the need to operate with multiple and frequently incompatible products;

•	limited bandwidth access; and

•	government regulation.

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

We target our security services at the market for trusted and secure electronic commerce and communications over IP and other networks. Our Communications Services Group is targeting the consumer market for content services. Our Information Services business unit is developing managed services designed to work with the EPCglobal Network and radio frequency identification (“RFID”), technology, point-of-sale data services and real-time publisher services. These are rapidly evolving markets that may not continue to grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services is very uncertain. The factors that may affect market acceptance of our services include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile handsets;

•	demand for supply chain information services, including acceptance of RFID technology, the EPCglobal Network and point-of-sale data services;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting electronic commerce and communications over IP networks.

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

The emerging nature of the Internet, other communication networks, content, digital certificate, and domain name registration markets, and their rapid evolution, require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In particular, the market for entertainment and information is characterized by changing technology, developing industry standards, changing customer preferences and trends (which also vary from country to country), and the constant introduction of new products and services. In order to remain competitive, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences. When entertainment products are placed on the market, it is difficult to predict whether they will become popular.

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

On August 27, 2004, we filed a lawsuit against ICANN in the Superior Court of the State of California County of Los Angeles. The lawsuit alleges that ICANN overstepped its contractual authority and improperly attempted to regulate our business in violation of ICANN’s charter and its agreements with us. We cannot predict the effect this lawsuit will have on our relationship with ICANN.

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

We also license third-party technology that is used in our products and services to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. Our business could suffer if we lost the rights to use these technologies. A third-party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of our Internet infrastructure services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

We could become subject to claims of infringement of intellectual property of others, which could be costly to defend and which could harm our business.

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we use content such as music, games and logos, as part of our content services, and news content, as part of our real-time publisher service. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with VeriSign. The Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” that will require us to record a charge to earnings for employee stock option grants beginning in the first quarter of 2006. This change will have a material, negative impact on our reported earnings. Pro forma compensation expense disclosed in the current and prior years may not be indicative of future compensation expense under SFAS No. 123R. Recording a charge for employee stock options and the employee stock purchase plan under SFAS No. 123 would have increased after tax charges by approximately $115.7 million, $136.8 million and $215.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, regulations adopted by the NASDAQ Stock Market require stockholder approval for stock option plans and could make it more difficult for us to grant options to employees in the future. To the extent that new policies or regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

VeriSign’s principal administrative, sales, marketing, research and development and operations facilities are located in Mountain View, California, Santa Cruz, California, Broomfield, Colorado, Savannah, Georgia, Overland Park, Kansas, Providence, Rhode Island, Dulles, Virginia, Lacey, Washington, Berlin, Germany, Bangalore, India, Tokyo, Japan and Geneva, Switzerland. We own our headquarters complex in Mountain View, California. This complex includes five buildings with a combined area of approximately 395,000 square feet. We also own our communications services facilities in Savannah, Georgia and Lacey, Washington. The remainder of our significant facilities are leased under agreements that expire at various dates through 2014.

VeriSign also leases other space for sales and support, and training offices in various locations throughout the United States. Internationally, we lease space in a number of locations, including Buenos Aires, Argentina; Woluwe-St. Pierre, Belgium; Sao Paulo, Brazil; London, England; Bangalore, India; Kawasaki, Japan; Oslo, Norway; Durbanville, South Africa; and Malmo, Sweden.

Major Locations	Approximate Square Footage	Use
United States:
455-685 East Middlefield Road Mountain View, California (owned)	395,000	Corporate Headquarters; Internet Services Group; and Communications Services Group

320 Interlocken Parkway Broomfield, Colorado	25,000	Communications Services Group

21345-21355 Ridgetop Circle Dulles, Virginia	160,000	Internet Services Group; and Corporate Services

222 W Oglethorpe Ave Savannah, Georgia (owned)	70,000	Communications Services Group

4501 Intelco Loop S.E. Lacey, Washington (owned)	67,000	Communications Services Group

7400 West 129th Street Overland Park, Kansas	31,000	Communications Services Group

90 Royal Little Drive Providence, Rhode Island	21,000	Internet Services Group

110 Cooper Street Santa Cruz, California	15,000	Communications Services Group

Europe:
Blandonnet International Business Center 8, Chemin De Blandonnet CH-1217 Vernier Geneva, Switzerland	17,000	Corporate European Headquarters; and Internet Services Group

Jamba! GmbH Dom Aquarree Building, Karl Liebknecht strasse 5, 10178 Berlin, Germany	70,000	Communications Services Group

Japan:
Nittobo Buildings 13F, 8-1 Yaesu, 2-chome Chuo-ku, Tokyo, 104-0028 Japan	15,200	VeriSign Japan K.K. Corporate Headquarters

We believe that our current facilities are sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of the ‘584 patent and the Court has dismissed with prejudice all claims of infringement of the ‘584 patent. Fact discovery is now closed, and the Court has issued its ruling on the claim construction issues. In its ruling, the Court has found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may request reconsideration of this ruling by the Court prior to November 3, 2005, or may file an appeal after a final judgment seeking to overturn this ruling. Thus, only claim 23 of the ‘737 patent remains in the case. VeriSign and several other defendants have filed motions seeking partial summary judgment of no indirect infringement under 35 U.S.C. Sections 271 b and 271 c (i.e., no inducement of others to infringe and no contributory infringement). In response to these motions, the plaintiff has filed a motion seeking leave of the Court to amend its complaint to add a new claim of indirect infringement under 35 U.S.C. Section 271 b (inducement) against VeriSign and the other defendants. Briefing on these motions is completed and a hearing has not yet been scheduled by the judge. Expert witness discovery is proceeding. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint. On May 5, 2004, plaintiffs filed a second amended complaint that was substantially identical to the amended consolidated complaint except that it purported to add a claim under Sections 11 and 15 of the Securities Act of 1933 on behalf of a subclass of persons who acquired shares of VeriSign pursuant to the registration statement and prospectus filed October 10, 2001 and amended October 26, 2001 for the acquisition of Illuminet Holdings, Inc. by VeriSign. Plaintiffs’ second amended class action complaint was dismissed by the court on November 2, 2005 for failure to adequately plead loss causation. Plaintiffs were given leave to file an amended complaint. Plaintiffs filed a third amended class action Complaint on December 22, 2005. Defendants filed a motion to dismiss the third amended complaint, which is currently pending.

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

On or about November 12, 2004, ICANN filed a Request for Arbitration before the International Chamber of Commerce International Court of Arbitration (the “ICC”) alleging that VeriSign violated its 2001 .net Registry Agreement with ICANN when, among other things, VeriSign operated the SiteFinder service without ICANN approval. ICANN seeks a declaration from the ICC that it has acted in compliance with the parties’ contractual obligations with regard to the .net registry; that VeriSign has breached the parties’ agreement through VeriSign’s actions with respect to, among other things, SiteFinder; and that ICANN has the right to terminate the .net registry agreement if VeriSign offers “Registry Services” without ICANN’s approval, including among others SiteFinder. ICANN also seeks a declaration that, in evaluating VeriSign’s bid to become the “successor” registry operator for the .net top level domain after the term of the 2001 agreement expires on or about June 30, 2005, ICANN is entitled to consider VeriSign’s alleged breaches of the existing agreement. VeriSign cannot predict the outcome of this action or the affect this lawsuit will have on our relationship with ICANN.

On January 18, 2005, VeriSign filed a request for arbitration before the ICC against ICANN regarding the process by which ICANN solicited and reviewed bids from companies, including VeriSign, to become the “successor” registry operator for the .net top level domain after the 2001 Registry Agreement expired on or about June 30, 2005. VeriSign alleges that the “request for proposal” (“RFP”) process constitutes a breach of the 2001 .net registry agreement because, among other things, the RFP process fails to constitute an open and transparent process by which ICANN can reasonably select the best qualified successor to operate the .net registry and does not constitute a valid “consensus policy” as defined in the 2001 .net agreement. ICANN has not yet responded to our arbitration request. On June 8, 2005, ICANN announced that it had selected VeriSign as the “successor” registry operator for the .net top level domain, and ICANN and VeriSign have entered into a contract to confirm that selection. VeriSign anticipates that its selection as the .net registry operator will resolve its request for arbitration.

In October 2005, the Company and ICANN announced a proposed settlement of the various claims between them. The settlement is conditioned upon, among other things, the execution of a new .com Registry Agreement by both the Company and ICANN and approval of the agreement by the United States Department of Commerce. The proposed agreement has not yet been finally executed or approved. If the settlement is finalized and implemented, it will result in the dismissal of pending litigation with ICANN.

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

In August, 2005 and October 2005, respectively, VeriSign received two additional similar putative class action lawsuits, one in state court in Arkansas (short title, Page v. VeriSign), alleging claims for fraud, unjust enrichment, and violation of the Arkansas Deceptive Trade Practices Act, and one in federal district court for the Southern District of California (short title, Herrington v. VeriSign), alleging claims for fraud, negligence and negligent misrepresentation, unjust enrichment, quantum meruit, breach of contract, breach of warranty, false advertising, and unfair competition. These lawsuits relate to the marketing and advertising of mobile phone “ringtones” and other mobile phone content by VeriSign and its subsidiary Jamster International Sarl. VeriSign disputes the claims in these actions. In December 2005, plaintiffs in the Ford and Herrington cases filed motions with the Judicial Panel on Multidistrict Litigation seeking to coordinate the Ford, Page, and Herrington actions into a single proceeding for pre-trial purposes. While we cannot predict the outcome of these matters, VeriSign believes the allegations are without merit.

On June 2, 2005, the company received an access letter from the U.S. Federal Trade Commission (FTC) for information to determine whether VeriSign, using the trade name Jamster, was engaging in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act in its advertising, offering and billing for content services and products. The company also received civil investigative demands from the Illinois State Attorney General (dated June 30, 2005) and from the Florida State Attorney General (dated October 6, 2005). Each of these letters requested information related to the marketing of Jamster ringtone and other downloadable content services.

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure suite of application and related hardware and software products and its Unified Authentication solution and related hardware and software products” infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. Prism Technologies has also named RSA Security, Inc., Netegrity, Inc. Computer Associates International, Inc and Johnson & Johnson as co-defendants. VeriSign responded on June 6, 2005 by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. The Court has not yet scheduled an initial scheduling conference or entered a scheduling order. The parties currently are engaging in fact discovery. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of VeriSign as of February 28, 2006:

Name	Age	Position
Stratton D. Sclavos	44	President, Chief Executive Officer and Chairman of the Board of Directors
Dana L. Evan	46	Executive Vice President, Finance and Administration and Chief Financial Officer
Vernon L. Irvin	44	Executive Vice President and General Manager, Communications Services
Robert J. Korzeniewski	48	Executive Vice President, Corporate and Business Development
Judy Lin	41	Executive Vice President and General Manager, Security Services
Aristotle Balogh	41	Senior Vice President, Operations and Infrastructure
Mark McLaughlin	40	Senior Vice President and General Manager, Information Services
James M. Ulam	49	Senior Vice President, General Counsel and Secretary

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

Mark McLaughlin has served as Senior Vice President and General Manager, Information Services since January 2005. From November 2003 through December 2004, Mr. McLaughlin was Senior Vice President and Deputy General Manager of Information Services. From 2002 to 2003, he served as Vice President, Corporate Business Development and from 2000 to 2001 he was Vice President, General Manager of VeriSign Payment Services. Prior to joining VeriSign, Mr. McLaughlin was the Vice President, Business Development of Signio, an internet payment company acquired by VeriSign in February 2000. Mr. McLaughlin holds a B.S. degree in Political Science from the U.S. Military Academy at West Point and a J.D. degree from the Seattle University School of Law.

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

Price Range of Common Stock

VeriSign’s common stock is traded on the NASDAQ National Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ National Market:

	Price Range
	High	Low
Year ended December 31, 2006:
First Quarter (through February 28, 2006)	$25.00	$20.75
Year ended December 31, 2005:
Fourth Quarter	$24.48	$19.01
Third Quarter	30.99	20.29
Second Quarter	33.36	24.65
First Quarter	33.67	24.48
Year ended December 31, 2004:
Fourth Quarter	$36.09	$19.99
Third Quarter	20.00	16.21
Second Quarter	19.96	15.22
First Quarter	21.09	14.94

On February 28, 2006, there were 942 holders of record of our common stock; although we believe there are in excess of 100,000 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 28, 2006, the reported last sale price of our common stock was $23.66 per share as reported by the NASDAQ National Market.

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

The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. To the extent we have met or exceeded analyst or investor expectations in the past does not necessarily mean that we will be able to do so in the future.

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

Information regarding our equity compensation plans may be found in the section captioned “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders which information is incorporated herein by reference. Further information regarding our equity compensation plans may be found in Note 11 to our Consolidated Financial Statements.

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1–31, 2005	1,210,000	$20.69	1,210,000	$385.1 million
November 1–30, 2005	11,475,017	23.12	11,475,017	119.7 million
December 1–31, 2005	—	—	—	119.7 million

Total	12,685,017	$22.89	12,685,017

On April 26, 2001, VeriSign announced that the Board of Directors authorized the repurchase of up to $350 million of the Company’s common stock in open market, negotiated or block transactions. This stock repurchase program was completed in the third quarter of 2005.

On August 2, 2005, the Board of Directors of VeriSign authorized a new stock repurchase program to repurchase up to $500 million of the Company’s common stock in open market, negotiated or block transactions. During 2005, a total of 16,495,224 shares were repurchased under this program for an aggregate cost of approximately $380.3 million.

On November 21, 2005, VeriSign executed an accelerated share repurchase (“ASR”) agreement with a large investment bank for the acquisition of 10.8 million shares for an initial purchase price of $23.14 per share. VeriSign acquired these shares as part of its $500 million stock repurchase program authorized on August 2, 2005.

Under the ASR agreement, the investment bank will purchase an equivalent number of shares of common stock in the open market from time to time until it has acquired that number. At the end of this period, VeriSign may receive, and may be required to remit, a price adjustment based upon the volume weighted average price of its common shares during the period. The purchase price adjustment can be settled, at the election of the Company, in cash or in shares of its common stock. The program is subject to a cap that will establish the maximum price per share.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made several acquisitions over the last five years, each of which was accounted for as a purchase transaction. Accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition. We sold certain assets related to our payment gateway business in November 2005. We accounted for this business as discontinued operations and accordingly, we have reclassified the selected financial data for all periods to reflect this business as discontinued operations. We completed the sale of our Network Solutions domain name registrar business in November 2003. The results of Network Solutions’ operations are included in our consolidated financial statements through November 25, 2003, the closing date of sale.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Revenues	$1,609	$1,118	$1,017	$1,194	$967
Income (loss) (1)	139	174	(268)	(4,946)	(13,275)
Income (loss) from continuing operations per share (1):
Basic	0.54	0.69	(1.12)	(20.91)	(65.24)
Diluted	0.53	0.67	(1.12)	(20.91)	(65.24)
Discontinued Operations:
Revenues	52	48	37	27	17
Income (loss) (3)	268	13	8	(15)	(81)
Income (loss) from discontinued operations per share:
Basic	1.04	0.05	0.04	(0.06)	(0.40)
Diluted	1.01	0.05	0.04	(0.06)	(0.40)
Total:
Revenues	1,661	1,166	1,055	1,222	984
Net Income (loss) (1)(3)	406	186	(260)	(4,961)	(13,356)
Net income (loss) per share (1):
Basic	1.58	0.74	(1.08)	(20.97)	(65.64)
Diluted	1.54	0.72	(1.08)	(20.97)	(65.64)
Consolidated Balance Sheet Data:
Total assets (1)	3,173	2,593	2,101	2,391	7,538
Other long-term liabilities (2)	5	7	9	17	17
Stockholders’ equity (1)	2,032	1,692	1,384	1,579	6,506

(1)	Beginning fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and as a result, $5.0 billion of goodwill, net of accumulated amortization, including workforce in place that was subsumed into goodwill on the date of adoption, ceased to be amortized. The consolidated statements of operations included amortization and impairment of goodwill and other intangible assets totaling $101.6 million, $79.4 million, $335.2 million, $4.9 billion, and $13.6 billion in 2005, 2004, 2003, 2002 and 2001, respectively.
(2)	The current portion of long-term liabilities is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.
(3)	Net income for 2005 includes gain on sale of discontinued operations of $251.8 million, net of tax.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2006. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign, Inc. is a leading provider of intelligent infrastructure services that enable and protect billions of interactions everyday across the world’s voice and data networks. In 2005 and 2004, our business consisted of two reportable segments: the Internet Services Group and the Communications Services Group. Prior to 2004, our business included an additional reportable segment, the Network Solutions domain name registrar business, which was sold in November 2003.

Improving economic conditions during 2005 in the U.S., Europe and Japan led to improved IT spending for security services and e-commerce activity in those markets. We also saw continued growth in domain name registrations and domain name renewals, with active domain names ending in .com and .net increasing by 30% during 2005. Communication Services Group revenues increased significantly primarily due to increases in content services revenues during the year. This increase was due primarily to recognizing a full year of revenue coupled with significant growth in our content business for the year. Our content business grew in the second, third and fourth quarters of 2005 compared to the comparable periods in 2004; however, revenues decreased sequentially in the third and fourth quarters of 2005 due to increased competition, pricing pressures and a decline in the number of subscribers.

We derive the majority of our revenues and cash flows from a relatively small number of services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 87% of the revenues during 2005 were derived from the sale of registry services, managed authentication and security services and web certificates. In the Communications Services Group, approximately 89% of the revenues were derived from the sale of content services, signaling services, SS7 connectivity, billing services and calling name services during the same period.

For the Communications Services Group, we expect content services revenues to decline in the first quarter of 2006, compared to the fourth quarter of 2005, and expect connectivity, clearing and settlement, and billing-related revenues to be unchanged. Increased competition and continued consolidation in the telecommunications sector has increased pricing pressures and will continue to have the potential to adversely impact the Communications Services Group’s results. For the Internet Services Group, we expect continued growth in the levels of IT spending for security services by our customers in the U.S., Europe and Japan and continued growth in domain name registrations and renewals that we believe will result in revenue and deferred revenue growth for the first quarter of 2006.

Payment Gateway Business Sale

On November 18, 2005, we completed the sale of certain assets related to our payment gateway business to PayPal, Inc. and PayPal International Limited for $370 million in cash. This transaction has been accounted for as a discontinued operation in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets” and, accordingly, we have reclassified the consolidated financial statements for all periods to reflect this transaction.

Domain Name Registrar Business Sale

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

Acquisitions

In October 2005, we completed our acquisition of Retail Solutions International, Inc. (“RSI”), a Lincoln, Rhode Island-based privately-held provider of operational point-of-sale data to the retail industry. We paid approximately $23.2 million in cash for all of the outstanding capital stock, vested stock options and assumed unvested stock options of RSI.

In October 2005, we completed our acquisition of Moreover Technologies, Inc., a privately held wholesale aggregator of real-time internet content. We paid approximately $29.7 million in cash for all the outstanding capital stock, vested stock options and transaction related expenses of Moreover.

In October 2005, VeriSign Japan completed its acquisition of siteRock K.K., a Tokyo-based privately held remote network monitoring and outage managing and handling firm. VeriSign Japan paid approximately $53.3 million in cash for siteRock K.K.

In July 2005, we completed our acquisition of iDefense, Inc., a Reston, Virginia-based privately held provider of detailed intelligence on network-based threats, vulnerabilities and malicious code. We paid approximately $37.8 million in cash for all the outstanding capital stock, vested stock options and certain transaction-related expenses and assumed unvested stock options of iDefense. Payment of up to $10 million of additional consideration may be made in the future, if additional contractual conditions are met.

In April 2005, we completed our acquisition of LightSurf Technologies, Inc., a Santa Cruz, California-based privately held provider of multimedia messaging and interoperability solutions for the wireless market. We paid approximately $279 million in common stock for all of the outstanding capital stock, warrants, vested stock options and certain transaction-related expenses and assumed unvested stock options of LightSurf.

In June 2004, we completed our acquisition of Jamba!, a privately held provider of content services. We paid approximately $266 million for all the outstanding shares of capital stock of Jamba!, of which approximately $178 million was in cash and the remainder in VeriSign common stock. Also, in June 2004, we acquired the 49% minority interest in VeriSign Australia for approximately $4.6 million in VeriSign common stock. VeriSign Australia is now a wholly-owned subsidiary.

In February 2004, we completed our acquisition of Guardent, Inc., a privately held provider of managed security services. We paid approximately $135 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock.

In addition to the above, we also completed several other acquisitions during 2005, 2004 and 2003 that were not material on an individual basis or in the aggregate.

We accounted for all of our acquisitions in 2005, 2004 and 2003 as purchase business combinations. Accordingly, the acquired companies’ revenues, costs and expenses have been included in our results of operations beginning with their dates of acquisition. As a result of our sale of the Network Solutions domain name registrar business in 2003 and our acquisitions during 2005, 2004 and 2003, comparisons of revenues, costs and expenses for the year ended December 31, 2005 to the years ended December 31, 2004, and 2003 may not be relevant, as the businesses represented in the consolidated financial statements were not equivalent.

Subsequent events

On January 10, 2006, we completed our accelerated share repurchase program (“ASR”) executed on November 21, 2005. The final discounted volume weighted average price was $22.20. As a result of settling the ASR, we received an additional 482,459 shares of our common stock.

On January 9, 2006, Network Solutions repaid in full all amounts outstanding under the Secured Senior Promissory Note dated November 25, 2003. In addition, Network Solutions redeemed our 15% equity interest in Network Solutions. We received approximately $50.3 million in total. As a result of the redemption of the membership interests, we no longer own equity interests in any Internet domain name registrars.

On January 24, 2006, we completed our acquisition of CallVision, a Seattle-based privately-held provider of online analysis applications for mobile communications customers. We paid approximately $38.2 million in cash for the acquisition.

On February 13, 2006, we entered into a $75 million ASR agreement with Morgan Stanley & Co., Incorporated (“MSCO”). Under the ASR agreement, we purchased approximately 3.2 million shares of our common stock at a price per share of approximately $23.70. We acquired these shares as part of our previously announced program to repurchase up to $500 million of our common stock in open market, negotiated or block transactions. Under the ASR agreement, MSCO will purchase an equivalent number of shares of common stock in the open market from time to time until it has acquired that number. At the end of this period, we may receive, and may be required to remit, a price adjustment based upon the volume weighted average price of our common shares during the period. The purchase price adjustment can be settled, at our election, in cash or in shares of our common stock. The program is subject to a cap that will establish the maximum price per share.

On February 25, 2006, we entered into a definitive agreement to acquire Kontiki, Inc., a Mountain View, California-based privately-held provider of secure, broadband content delivery services. We have agreed to pay approximately $62.1 million in cash subject to certain closing adjustments. The acquisition is expected to close during the first quarter of 2006.

On February 28, 2006, we completed our acquisition of 3united Mobile Solutions ag (“3united”), a Vienna, Austria-based provider of wireless application services, for approximately $69.0 million in cash.

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring, stock-based compensation, royalty liabilities, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from our consulting services are recognized using either the proportional performance method or on a time-and-materials basis as work is performed. Proportional performance is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. We have a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials contracts are recognized as services are performed.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2005, the allowance for doubtful accounts represented approximately 4% of total accounts receivable, or approximately $11.6 million. A change of 1% in our estimate would amount to approximately $2.8 million.

Valuation of long-lived assets including goodwill and other intangibles

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

Goodwill and other intangible assets, net of accumulated amortization, totaled approximately $1.3 billion at December 31, 2005, which was comprised of $1.1 billion of goodwill and $0.2 billion of other intangible assets. Other intangible assets include customer relationships, technology in place, carrier relationships, non-compete agreements, trade names, and other. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets including goodwill.

Restructuring and Other Charges

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated plans to restructure our operations to fully rationalize, integrate and align our resources. Both plans resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. We expect these restructuring plans to be completed in 2014 upon the expiration of our lease obligations for abandoned facilities. Restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary. During 2005, we recorded net restructuring reversals of approximately $0.5 million related to excess facilities as a result of reductions in lease obligations. Such estimates will likely be revised in the future. If sublease rates continue to change in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $19.2 million over the next nine years relating to our restructuring plans.

Accounting for Stock-Based Incentive Programs

Through December 31, 2005, we measured compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. We also did not record compensation expense for shares purchased in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we disclosed our pro forma net income (loss) and net income (loss) per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs.

To determine the pro forma impact of applying SFAS 123, we estimated the fair value of our options using the Black Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected volatility of our common stock price. The assumptions we used for the valuation model are set forth in Note 1 of Notes to Consolidated Financial Statements. In the future, we may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

In December 2004, the FASB issued SFAS No. 123R, (“SFAS 123R”), “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in their consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.

Provision for royalty liabilities for intellectual property rights

Certain of our content services utilize intellectual property owned or held under license by others. Where we have not yet entered into a license agreement with the owner or license holder, we record a provision for royalty payments that we estimate will be due once a license agreement is concluded. We estimate the royalty payments based on the prevailing royalty rate for the type of intellectual property being utilized. Our estimates could differ materially from the actual royalties to be paid under any definitive license agreements that may be reached due to changes in the market for such intellectual property, such as a change in demand for a particular type of content, in which case we would record a royalty expense materially different than our estimate.

Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the benefits will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

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

Results of Operations

Revenues

In 2005 and 2004, we had two reportable segments: the Internet Services Group and the Communications Services Group. In 2003, we had three reportable segments: the Internet Services Group, the Communications Services Group and Network Solutions. As a result of our sale of the Network Solutions domain name registrar business on November 25, 2003, we do not recognize revenues from this segment other than revenues that may be recognized in connection with registry or other services we may provide to Network Solutions as a customer. A comparison of revenues from continuing operations for the years ended December 31, 2005, 2004 and 2003 is presented below.

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Internet Services Group	$633,784	23%	$515,999	29%	$398,781
Communications Services Group	975,710	62%	602,307	48%	406,745
Network Solutions	—	—	—	(100)%	211,819

Total revenues	$1,609,494	44%	$1,118,306	10%	$1,017,345

Internet Services Group

Fiscal 2005 compared to fiscal 2004: Revenues from our Internet Services Group increased approximately by $117.8 million in 2005, in comparison to 2004, primarily due to the increase in Information Services and Security Services revenues of approximately $62.1 million and $55.7 million, respectively. The Information Services revenue increase was attributed to an increase in the number of active domains ending in .com and .net under management. The increase in Security Services revenues was primarily due to an increase in Website digital certificate revenues of $29.2 million and an increase in managed security services and security consulting revenues of $17.2 million.

Fiscal 2004 compared to fiscal 2003: Internet Services Group revenues increased approximately $117.2 million in 2004, as compared to 2003, primarily due to increases in Information Services and Security Services revenues of approximately $65.7 million and $51.5 million, respectively. Information Services revenues increased as a result of recognizing revenues from Network Solutions, that were previously eliminated prior to the sale of the domain name registrar business and as a result of an increase in the number of active domain names ending in .com and .net under management. The Security Services revenue increase was due to increases in managed security services and consulting services revenues of $18.5 million primarily attributable to the acquisition of Guardent in February 2004 and increases in Web site digital certificate revenue of $22.3 million.

The following table compares active domain names ending in .com and .net managed by our Information Services business and the approximate installed base of Web site digital certificates in our commerce site services business as of the end of each year presented:

	December 31, 2005	% Change	December 31, 2004	% Change	December 31, 2003
Active domain names ending in .com and .net	50.0 million	30%	38.4 million	26%	30.4 million
Installed base of Web site digital certificates	489,000	7%	455,000	18%	384,000

We expect Internet Services Group revenues will grow in the first quarter of 2006 as demand for domain names as well as the number of installed digital certificates is expected to continue to increase.

Communications Services Group

Fiscal 2005 compared to fiscal 2004: Revenues from our Communications Services Group increased approximately $373.4 million primarily due to a $377.1 million increase in content services revenues during the year. This increase was due primarily to recognizing a full year of revenue in 2005 as compared to the last seven months of 2004 coupled with significant growth in our content business for the year. The content business grew in the second, third and fourth quarters of 2005 compared to the comparable periods in 2004; however, revenues decreased sequentially in the third and fourth quarters of 2005 due to increased competition, pricing pressures and a decline in the number of subscribers. Network services and connectivity revenues increased approximately $7.0 million and clearing, roaming, settlement and intelligent network services revenues also increased by approximately $10.9 million primarily due an increase in the number of records and transactions cleared. These increases were offset by a decline in billing and payment services of approximately $24.7 million primarily due to a decline in the customer base and pricing reductions for these services during the year. Intelligent database services revenues were unchanged from 2004 as increases in queries were off-set by price declines in our calling name (CNAM) service.

Fiscal 2004 compared to fiscal 2003: Communications Services Group revenues increased approximately $195.6 million primarily due to an increase in content revenues of $180.8 million attributable to our acquisition of Jamba! in June 2004. In addition, intelligent database services revenues increased approximately $15.0 million primarily due to increases in calling name (CNAM) and local and wireless number portability revenues.

The following table compares the approximate number of annual database queries as of the end of each year presented:

	December 31, 2005	% Change	December 31, 2004	% Change	December 31, 2003
Annual database queries	57.4 billion	21%	47.3 billion	44%	32.8 billion

We expect Communications Services Group revenues to decrease in the first quarter of 2006 principally as a result of continued declines in the number of subscribers in our content business.

Network Solutions

We completed the sale of our Network Solutions domain name registrar business on November 25, 2003 and recognized no revenues from this segment in 2005 or 2004. We will not recognize any revenue from the Network Solutions business in the future, other than revenues that may be recognized in connection with registry or other services we may provide to Network Solutions as a customer.

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following table shows a comparison of our continuing revenues by geographic region for each year presented:

	2005	2004	2003
	(In thousands)
Americas:
United States	$1,012,486	$796,123	$904,478
Other (1)	25,213	19,734	13,080

Total Americas	1,037,699	815,857	917,558

EMEA (2)	473,188	237,310	48,217

APAC (3)	98,607	65,139	51,570

Total revenues	$1,609,494	$1,118,306	$1,017,345

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Fiscal 2005 compared to fiscal 2004: Revenues increased approximately $221.8 million in the Americas region primarily as a result of the increase in domain names ending in .com and .net under management coupled with an increase in the installed base of website digital certificates. Revenues in our EMEA region increased approximately $235.9 million primarily due to recognizing a full year of revenue from our content business in the region coupled with strong growth in our content business in the first half of 2005. The increase in APAC revenues of approximately $33.5 million was attributed to increased enterprise security revenues in both Japan and Australia and increased managed security services revenue in Japan.

Fiscal 2004 compared to fiscal 2003: Revenues decreased $101.7 million in the Americas region primarily as a result of the sale of Network Solutions in November 2003. Revenues in our EMEA region increased $189.1 million in the same period primarily due to the acquisition of Jamba! in June 2004, which contributed revenues of approximately $180.8 million in 2004. In addition, increases in our web certificate and managed PKI sales in EMEA also contributed to the increase, partially offset by decreases in our VeriSign Affiliate revenues as we continued to move to a direct distribution model through international subsidiaries in certain larger European markets. The increase in APAC revenues of $13.6 million in 2004 as compared to 2003 was primarily related to increased enterprise security revenues in both Japan and Australia, partially offset by a decrease in VeriSign Affiliate revenues.

We expect international revenues will decrease in absolute dollars and as a percentage of revenues in the first quarter of 2006 primarily due to an anticipated decline in content revenues in the EMEA region.

Cost of revenues

Cost of revenues consists primarily of content licensing costs, carrier costs for our SS7 and IP-based networks, costs related to providing digital certificate enrollment and issuance services, billing services, operational costs for the domain name registration business, customer support and training, consulting and development services, operational costs related to the management and monitoring of our clients’ network security infrastructures, and costs of facilities and computer equipment used in these activities.

We anticipate that our overall cost of revenues will increase in 2006, but that our overall cost of revenues as a percentage of revenues will stay flat or decrease modestly in 2006 primarily due to greater cost efficiencies from our current businesses and recently acquired businesses.

A comparison of cost of revenues and employee headcount for the years ended December 31, 2005, 2004 and 2003 is presented below.

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Cost of revenues	$512,225	17%	$436,016	(1)%	$439,152
Percentage of revenues	32%		39%		43%
Employee headcount	1,807	24%	1,452	35%	1,078

Fiscal 2005 compared to fiscal 2004: Cost of revenues increased approximately $76.2 million primarily due to an increase of approximately $35.6 million in salary and employee benefit costs from increased headcount related to content services and acquisitions. Contract and professional services increased approximately $25.5 million in 2005, due to increased third-party customer care services, consulting costs for billing services and service development costs for prepaid services. Retailer commissions related to content services increased approximately $7.4 million over 2004. Other increases in cost of revenues were related to cost of maintenance of equipment and software.

As a percentage of revenues, cost of revenues decreased in 2005 as compared to 2004 primarily from leveraging our existing capital equipment and service delivery platforms. Overall depreciation expense on our new and existing equipment was unchanged in 2005 as compared to 2004.

Fiscal 2004 compared to fiscal 2003: Cost of revenues decreased approximately $3.1 million primarily due a decrease of $69.5 million as a result of the sale of the Network Solutions domain name registrar business, which was offset by increases attributable to the acquisitions of Jamba! and Guardent of $49.8 million and $15.3 million, respectively.

As a percentage of revenues, cost of revenues decreased primarily due to the sale of the Network Solutions domain name registrar business, which was a business with higher costs of revenue as a percentage of revenue than our other business segments.

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

We expect overall sales and marketing expenses in absolute dollars and as a percentage of revenues to decrease as we expect to optimize our advertising expenses in certain countries for our content services. Efforts in marketing new products such as Unified Authentication and related services will continue in the first quarter of 2006.

A comparison of sales and marketing expenses and employee headcount for the years ended December 31, 2005, 2004 and 2003 is presented below.

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Sales and marketing	$480,543	99%	$241,747	29%	$187,334
Percentage of revenues	30%		22%		18%
Employee headcount	763	16%	656	29%	510

Fiscal 2005 compared to fiscal 2004: Sales and marketing expenses increased approximately $238.8 million primarily due to an increase of approximately $204.1 million relating to advertising, marketing and promotional expenses for our content and application services business. Salary and employee benefits increased approximately $30.0 million due to an increase in overall sales and marketing headcount. Increase in corporate brand advertising, including the re-launch of our brand, and corporate marketing amounted for approximately $4.4 million.

As a percentage of revenues, sales and marketing expenses increased in 2005 compared to 2004, primarily due to an increase in advertising and marketing spending in our content and application services business in 2005 as compared to 2004.

Fiscal 2004 compared to fiscal 2003: Sales and marketing expenses increased approximately $54.4 million primarily due to our acquisitions of Jamba! and Guardent, which had sales and marketing expenses of $80.5 million and $8.8 million, respectively, that were partially offset by a decrease of $38.3 million in sales and marketing expenses due to the sale of our Network Solutions domain name registrar business. Additionally, we experienced an increase of approximately $7.1 million in advertising and marketing costs during this period primarily as a result of increased corporate brand advertising.

As a percentage of revenues, sales and marketing expenses increased in 2004 due to the increase in advertising and marketing spending, as described above.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

We believe that rapid development of new and enhanced services and technologies are necessary to maintain our leadership position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel and to make other investments in research and development. As a result, we expect research and development expenses to increase in absolute dollars and increase modestly as a percentage of revenues in 2006.

A comparison of research and development expenses and employee headcount for the years ended December 31, 2005, 2004 and 2003 is presented below.

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Research and development	95,339	58%	$60,405	22%	$49,408
Percentage of revenues	6%		5%		5%
Employee headcount	801	96%	408	67%	245

Fiscal 2005 compared to fiscal 2004: Research and development expenses increased approximately $34.9 million primarily due to an increase in headcount from our acquisitions, resulting in an increase of approximately $26.5 million in salary and employee related benefit costs. Other increases included approximately $3.3 million in occupancy related costs related to acquisitions and approximately $2.0 million of costs related to outside services.

As a percentage of revenues, research and development expenses increased due to the increase in overall spending in 2005 compared to 2004.

Fiscal 2004 compared to fiscal 2003: Research and development expenses increased $11.0 million primarily due to our acquisitions of Guardent and Jamba!. Research and development spending attributable to these acquired entities was $3.4 million and $3.5 million, respectively. The sale of our Network Solutions business had no material effect on our research and development expense. Additionally, we experienced an increase of approximately $4.1 million in increased costs associated with contract and professional services to support new and existing research and development efforts.

As a percentage of revenues, research and development expenses increased due to the increase in overall spending in 2004 as compared to 2003.

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

We anticipate that general and administrative expenses in 2006 will increase marginally in absolute dollars and as a percentage of overall revenues.

A comparison of general and administrative expenses and employee headcount for the years ended December 31, 2005, 2004 and 2003 is presented below.

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
General and administrative	194,597	19%	$164,029	(5)%	$173,094
Percentage of revenues	12%		15%		17%
Employee headcount	705	24%	567	11%	513

Fiscal 2005 compared to fiscal 2004: General and administrative expenses increased approximately $30.6 million primarily due to an increase of approximately $18.4 million in salary and employee benefit costs as a result of increased headcount. Equipment and software related expenses increased approximately $7.4 million, primarily due to an increase in hardware maintenance costs, software licenses and depreciation expense. Legal costs increased approximately $3.1 million primarily due to litigation settlements during the year. Contract and professional services increased approximately $3.1 million primarily due to services related to audit, tax and Sarbanes-Oxley compliance. These increases were partially offset by decreases in other corporate expenses.

As a percentage of revenues, general and administrative expenses decreased primarily due to increased revenues from our content services business, which has lower general and administrative expenses as a percentage of revenues than other businesses, coupled with our ability to leverage existing general and administrative costs.

Fiscal 2004 compared to fiscal 2003: General and administrative expenses decreased approximately $9.1 million, primarily due to a decrease of $9.8 million attributable to the sale of our Network Solutions business, partially offset by increases in general and administrative expenses from our acquisitions.

Excluding the effects of the acquisitions of Guardent and Jamba! and the sale of our Network Solutions business, the overall decrease in general and administrative costs in 2004 as compared to 2003 was $13.3 million. This was primarily due to a reduction in costs from prior restructuring efforts of approximately $20.8 million, along with other efficiencies from cost reduction efforts of $5.6 million and a decrease in our bad debt expense of approximately $5.4 million. These decreases were partially offset by increases in legal expenses of approximately $11.0 million as a result of costs associated with litigation, and increases in contract and professional services of approximately $7.5 million primarily due to expenses related to Sarbanes-Oxley compliance.

As a percentage of revenues, general and administrative expenses decreased due to a decrease in general and administrative expenses in 2004 as described above.

The following table shows a comparison of our bad debt expense and our days sales outstanding (“DSO”) for 2005, 2004 and 2003:

	2005	Change	2004	Change	2003
	(Dollars in thousands)
Bad debt expense	$1,041	51%	$472	(86)%	$4,826
DSO	45 days	1 day	44 days	5 days	39 days

DSO increased in 2005 as compared to 2004 primarily as a result of our acquisition of Jamba! in June 2004. We expect that DSO will be in the range of 40 to 50 days throughout 2006.

Restructuring and Other Charges

Below is a comparison of the restructuring and other charges for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
	(In thousands)
2003 Restructuring Plan (reversals) charges	$(1,941)	$4,973	$54,152
2002 Restructuring Plan (reversals) charges	1,363	(265)	20,481
Other charges	21,631	20,072	—

Total restructuring and other charges	$21,053	$24,780	$74,633

The changes in restructuring and other charges are primarily due to the timing of our restructuring initiatives.

2003 Restructuring Plan.    In 2003, we announced a restructuring initiative related to the sale of our Network Solutions business and the realignment of other business units and recorded restructuring and other charges of approximately $54.2 million. During 2004, we recorded restructuring charges of $2.7 million related to non-cancelable lease costs for excess facilities, $1.1 million related to workforce reduction charges, $1.0 million for exit costs and $0.2 million for other charges relating to property and equipment write-offs. During 2005, we recorded reversals to excess facilities of approximately $1.9 million relating to certain operating leases.

2002 Restructuring Plan.    In 2002, we announced plans to restructure our operations to rationalize, integrate and align resources. In 2003, we recorded other charges of $9.2 million related to the write-off of certain computer software. We also recorded restructuring charges of $8.7 million related to non-cancelable lease costs for excess facilities, $1.5 million related to workforce reduction charges and $1.0 million of exit costs. In 2005, we recorded charges of approximately $1.4 million relating to excess facilities that were either abandoned or downsized due to lease terminations and non-cancelable lease costs.

Other charges.    During 2004, we recorded other charges of approximately $20.1 million relating to certain asset write-offs. During 2005, we abandoned the development efforts related to an internally developed software project and recorded an expense of approximately $21.6 million to other charges.

Amortization and impairment of goodwill and other intangible assets

Below is a comparison of our amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
	(In thousands)
Impairment of goodwill	$—	$—	$81,885
Impairment of other intangible assets	—	—	71,534
Amortization of other intangible assets	101,638	79,440	181,736

Total amortization and impairment of goodwill and other intangible assets	$101,638	$79,440	$335,155

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. SFAS No. 144 requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset.

There was no impairment charge for goodwill and other intangible assets from the annual impairment tests conducted in June 2005 and 2004.

The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the second quarter of 2003. We recorded an additional impairment of goodwill of $30.2 million in the third quarter of 2003 as a result of entering into an agreement to sell our Network Solutions business. The event triggered an evaluation of the carrying value of the goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, we determined that the carrying value exceeded the implied fair value of Network Solutions’ goodwill. Total impairment of goodwill and other intangible assets as allocated to our operating segments for the year ended December 31, 2003 are as follows:

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

Fiscal 2005 compared to fiscal 2004: Amortization of other intangible assets increased approximately $22.2 million primarily due to a full year of amortization related to intangible assets acquired in our acquisition of Jamba! in June of 2004 and amortization expense related to our acquisition of LightSurf in April of 2005. Amortization of intangible assets acquired from Jamba! accounted for approximately $10.2 million of the increase. Amortization of intangible assets acquired from LightSurf accounted for approximately $8.8 million of the increase.

Fiscal 2004 compared to fiscal 2003: Amortization of other intangible assets decreased approximately $102.3 million as other intangible assets related to prior acquisitions became fully amortized.

See Notes 1 and 7 in our Notes to Consolidated Financial Statements for further information.

Acquired in-process research and development

During 2005, we wrote off $7.7 million of in-process research and development acquired in the purchase of LightSurf, iDefense, Moreover and RSI. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Minority interest

Minority interest represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest for the years ended December 31 2005, 2004 and 2003 is presented below:

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Minority interest	$4,702	80%	$2,618	452%	$474

Fiscal 2005 compared to fiscal 2004: Minority interest increased primarily from increased net income from our VeriSign Japan subsidiary primarily due to an increase in the installed base of website security certificates and increased demand for managed security services in Japan.

Fiscal 2004 compared to fiscal 2003: Minority interest increased in primarily from increased net income from our VeriSign Japan subsidiary. In June 2004, we acquired the remaining 49% minority interest in VeriSign Australia, which is now a wholly-owned subsidiary.

Other income (expense), net

Other income, net consists primarily of interest earned on our cash, cash equivalents, and investments, gains and losses on the sale or impairment of equity investments, and the net effect of foreign currency gains and losses.

The following table presents the components of other income, net for years ended December 31, 2005, 2004 and 2003:

	2005	% Change	2004	% Change	2003
Interest income	$30,041	64%	$18,325	132%	$7,905
Net gain (impairment) on sale of investments, net of impairments (gains)	11,310	238%	(8,200)	50%	(16,541)
Gain on sale of VeriSign Japan stock	—	(100)%	74,925	—	—
Other, net	10,155	2,961%	(355)	(143)%	833

Total other income, net	51,506	(39)%	84,695	1,185%	(7,803)

Fiscal 2005 compared to fiscal 2004: Other income decreased approximately $33.2 million primarily due to the gain on sale of VeriSign Japan of approximately $74.9 million recorded in 2004, partially offset by an increase in realized gains on investments, net of losses and impairments, in 2005, of approximately $19.5 million. Interest income increased $11.7 million, primarily as a result of higher cash balances and slightly higher interest rates during 2005. In addition, we recorded a gain of approximately $6.0 million related to the resolution of a dispute with a telecommunications carrier customer during 2005.

Fiscal 2004 compared to fiscal 2003: Other income increased approximately $92.5 million primarily due to the gain on sale of VeriSign Japan. Interest income increased approximately $10.4 million primarily due to higher cash balances.

Income tax expense

In the years ended December 31, 2005, 2004 and 2003, we recorded income tax expense from continuing operations of $104.7 million, or 43.0% of pretax income, $20.4 million, or 10.5% of pretax income, and $18.2 million, or (7.3)% of pretax loss, respectively. Our effective tax rates differ from the United States federal statutory rate of 35% primarily due to state taxes, acquisition-related expenses, the realization of domestic net operating loss, capital loss, and research credit carryforwards, and the impact of foreign operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. Management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. However, depending on our continued ability to achieve profitability, and on the potential impact of SFAS 123R, we may have sufficient evidence in 2006 to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in that period from a reduction of our deferred tax asset valuation allowance.

If the valuation allowance relating to deferred tax assets were released as of December 31, 2005, approximately $237.7 million would be credited to the statement of operations, and $101.2 million would be credited to additional paid-in capital. Management would continue to apply a valuation allowance of $55.8 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life and character of such tax attributes. Management does not believe it is more likely than not that $8.3 million of deferred tax assets relating to certain foreign operations are realizable; therefore, a valuation allowance is applied to the deferred tax asset. On the remaining foreign operations, management believes it is more likely than not that deferred tax assets will be realized; accordingly, a valuation allowance was not applied on these assets.

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $231.4 million, state net operating loss carryforwards of approximately $242.5 million, and foreign net operating loss carryforwards of approximately $31.1 million. If we are not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2023 and the state net operating loss carryforwards will expire in 2006 through 2023. Most of our foreign net operating loss carryforwards do not expire, but could be subject to future restrictions based on changes in the business or ownership of the foreign subsidiary. We had research and experimentation tax credits for federal income tax purposes of approximately $7.0 million available for carryover to future years, and for state income tax purposes of approximately $3.8 million available for carryover to future years. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2025. State research and experimentation tax credits carry forward indefinitely until utilized.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. We experienced cumulative changes in ownership of greater than 50 percent in 2003 and 2002. These changes in ownership resulted in the imposition of an annual limitation on our ability to utilize U.S. Federal and certain state net operating loss carryforwards of $232.9 million and $116.5 million, respectively. Losses not utilized due to these limitations can be carried forward, but are subject to the expiration dates described in the prior paragraph.

In the consolidated balance sheets, we have not included deferred tax assets of $151.1 million for a capital loss carryforward, and $67.0 million for a net operating loss generated by stock options. The capital loss and the net operating loss generated by the stock options are each subject to a ruling request currently on file with the IRS and will be allowed if and when we receive a favorable ruling. If the IRS issues favorable rulings to us, the deferred tax assets could be recognized and, if recognized, the $151.1 million will be credited to income tax expense and the $67.0 million will be credited to additional paid-in capital. The outcome of these ruling requests is uncertain as the rulings are solely dependent on the IRS’ discretion.

Liquidity and Capital Resources

	2005	2004	2003
	(In thousands)
Cash and cash equivalents	$476,826	$328,842	$298,472
Short-term investments	378,006	406,784	422,093

Subtotal	$854,832	$735,626	$720,565
Restricted cash and investments	50,972	51,518	18,371

Total	$905,804	$787,144	$738,936

Working capital from continuing operations	$291,669	$309,151	$325,523

At December 31, 2005, our principal source of liquidity was $854.8 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Net cash provided by operating activities

Net cash provided by operating activities was $510.8 million in 2005 primarily due to an overall increase in net income after adjustments for non-cash items such as amortization of intangible assets and the depreciation of property and equipment. Additionally, cash flows from operating activities increased in 2005 as compared to 2004 due to an increase in deferred revenues of $72.8 million and an increase in accounts payable and accrued liabilities of $100.3 million, partially offset by an increase in accounts receivable of $63.8 million.

Net cash provided by operating activities was $365.3 million in 2004 primarily due to an overall increase in net income after adjustments for non-cash items such as amortization of intangible assets and the depreciation of property and equipment. Additionally, cash flows from operating activities increased during 2004 as compared to 2003 due to an increase in deferred revenues of $69.3 million and an increase in accounts payable and accrued liabilities of $44.9 million, partially offset by an increase in accounts receivable of $65.8 million.

Net cash provided by operating activities was $358.4 million in 2003 primarily as a result of an increase in accounts payable of $38.1 million, a decrease in accounts receivable of $28.0 million, an increase in deferred revenue of $25.5 million and a decrease in prepaid expenses and other current assets of $12.8 million after accounting for the sale of our Network Solutions business.

Net cash used in investing activities

Net cash provided by investing activities was $113.9 million in 2005, primarily as a result of net proceeds of $367.2 million from the sale of our payment gateway business, partially offset by $161.3 million used for our acquisitions and $140.5 million for purchases of capital equipment. Other increases in cash were from net proceeds of investments of approximately $37.0 million and a $16.0 million payment on a long-term note receivable.

Net cash used in investing activities was $284.9 million in 2004, primarily as a result of $253.8 million used for our acquisitions and $15.9 million used for net purchases of investments. In addition, we used approximately $92.5 million for purchases of property and equipment, partially offset by $78.3 million in proceeds from the sale of stock in our VeriSign Japan subsidiary.

Net cash used in investing activities was $368.6 million in 2003, primarily as a result of $292.8 million used for net purchases of investments, $108.0 million for purchases of property and equipment, and $21.2 million for our acquisitions. These purchases were partially offset by proceeds of $57.6 million of cash received from the sale of our Network Solutions subsidiary in November 2003.

Net cash used in financing activities

Net cash used in financing activities was $469.5 million in 2005 primarily due to $548.6 million used to repurchase shares of our common stock in the open market under an existing repurchase program, partially offset by $80.5 million provided by the proceeds from issuance of common stock from option exercises and employee stock purchase plan purchases.

Net cash used in financing activities was $54.5 million in 2004 primarily due to $113.3 million used to repurchase shares of our common stock in the open market under an existing repurchase program, partially offset by $62.4 million provided by the proceeds from issuance of common stock from option exercises and employee stock purchase plan purchases.

Net cash provided by financing activities was $55.9 million in 2003 primarily due to $37.4 million of cash was provided as a result of VeriSign Japan’s initial public offering of common stock in the fourth quarter of 2003 and through subsequent option exercises. Additionally, in 2003, $31.7 million was provided by common stock issuances as a result of stock option exercises and proceeds from the employee stock purchase plan partially offset by $13.2 million for the repayment of debt and other long-term obligations.

Net cash provided by discontinued operations

Net cash provided by operating activities from discontinued operations for 2005, 2004 and 2003 was primarily from net income related to our discontinued payment gateway business of $16.1 million, $12.6 million and $8.0 million respectively.

Net cash used in investing activities of discontinued operations was approximately $1.5 million and $2.8 million for 2004 and 2003, respectively, primarily for purchases of property and equipment.

Capital property and equipment expenditures

The following table shows our budgeted capital property and equipment expenditures in 2006 and our actual expenditures in 2005, 2004 and 2003:

	2006 Budgeted	2005 Actual	2004 Actual	2003 Actual
	(In thousands)
Capital property and equipment expenditures	$140,000	$140,499	$91,002	$105,045

Our planned capital property and equipment expenditures for 2006 are anticipated to be approximately $140.0 million and will primarily be for computer and communications equipment and computer software within all areas of the Company. Our most significant expenditures will be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Other capital property and equipment expenditures will be for productivity and cost improvement initiatives for corporate services.

Contractual obligations

The following table summarizes our significant non-cancelable contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Contractual obligations	(In thousands)
Operating lease obligations, net of sublease income	$156,377	$30,193	$51,616	$42,100	$32,468
Purchase obligations	69,750	27,200	42,300	250	—
Other long-term liabilities	6,200	2,200	4,000	—	—

Total	$232,326	$59,593	$97,915	$42,350	$32,468

As of December 31, 2005, we had commitments under non-cancelable operating leases for our facilities for various terms through 2014. See Note 13 of Notes to Consolidated Financial Statements.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2014. If sublease rates continue to decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $19.2 million over the next nine years relating to our restructuring plans. Cash payments totaling approximately $39.6 million related to the abandonment of excess facilities will be paid over the next nine years. See Note 5 of Notes to Consolidated Financial Statements. Cost savings resulting from our restructuring plans, not including other cost savings efforts, were estimated to have been approximately $25 to $30 million in 2005 and are estimated to be approximately the same in 2006.

In November 1999, we entered into an agreement for the management and administration of the Tuvalu Internet top-level domain, “.tv” with the Government of Tuvalu for payments of future royalties which will amount to $6.2 million through 2008.

We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. We have pledged approximately $6.0 million pursuant to such agreements classified as restricted cash and investments on the accompanying balance sheet as of December 31, 2005. In addition, we established a trust during the first quarter of 2004 in the amount of $45.0 million classified as restricted cash and investments on our balance sheet for our director and officer liability self-insurance coverage.

To facilitate our stock repurchase program, designed to return value to our stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

On November 21, 2005, we entered into a $250 million ASR agreement with a large investment bank. Under the ASR agreement, we purchased approximately 10.8 million shares of our common stock at a price per share of approximately $23.14.

On August 2, 2005, our Board of Directors authorized a new stock repurchase program to use up to $500 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During 2005, 16,495,224 shares were repurchased at an aggregate cost of $380.3 million. At December 31, 2005, approximately $119.7 million remained available for future repurchases under this program.

In 2001, our Board of Directors authorized the use of up to $350 million to repurchase shares of our common stock on the open market, or in negotiated or block trades. During 2005, 6,322,203 shares were repurchased at an aggregate cost of $167.0 million. We completed the 2001 stock repurchase program in the third quarter of 2005.

In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission to offer an indeterminate number of shares of common stock that may be issued at various times and at indeterminate prices, with a total public offering price not to exceed $750 million. To date, no shares have been issued under this registration statement.

If we liquidated certain available-for-sale investments as of December 31, 2005, we would have recognized losses of approximately $5.4 million in our statement of operations. Instead, these unrecognized losses, partially offset by unrecognized gains, are recorded as a separate component of equity and are included in accumulated other comprehensive loss on our consolidated balance sheet.

We believe existing cash and short-term investments, together with funds generated from operations should be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. Our philosophy regarding the maintenance of a balance sheet with a large component of cash, cash equivalents and short-term investments reflects our views on potential future capital requirements relating to expansion of our businesses, acquisitions, and share repurchases. We regularly assess our cash management approach and activities in view of our current and potential future needs.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock Compensation Plans and Unearned Compensation” in Note 1 of our Notes to Consolidated Financial Statements for further information regarding the pro forma net income (loss) and net income (loss) per share amounts, for 2003 through 2005, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.

In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. Pursuant to the AJCA, we will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The impact that the adoption of SFAS 154 will have on our results of operations and financial position will depend on the nature of future accounting changes adopted by VeriSign and the nature of transitional guidance provided in future accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. In 2005, 2004 and 2003, we determined the decline in value of certain public and non-public equity investments was other-than-temporary and we recognized impairments totaling $0.8 million, $12.6 million, and $17.0 million, respectively. Due to the inherent risk associated with some of our investments, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our cash management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize interest rate risk, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2005, 45% of our investments subject to interest rate risk mature in less than one year. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2005, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2005. This table does not include money market funds because those funds are not subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(Dollars in thousands)
Included in cash and cash equivalents	$26,253	$—	$—	$26,253	$26,246
Weighted-average interest rate	2.55%	—	—
Included in short-term investments	$115,396	$62,577	$204,777	$382,750	$378,006
Weighted-average interest rate	3.27%	3.48%	4.11%
Included in restricted cash and investments	$—	$—	$50,972	$50,972	$50,972
Weighted-average interest rate	—	—	3.82%

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. As we continue to expand our international operations we are increasingly exposed to currency exchange rate risks. In the fourth quarter of 2003, we initiated a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and in each case these contracts are limited to a duration of less than 12 months.

At December 31, 2005, we held forward contracts in notional amounts totaling approximately $173.2 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

VeriSign’s financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a)1 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplemental Data (Unaudited)

The following tables set forth unaudited quarterly supplementary data for the two-year period ended December 31, 2005 and 2004:

	2005
	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)	Year Ended December 31
	(In thousands, except per share data)
Continuing operations:
Revenues	$387,267	$430,408	$399,705	$392,114	$1,609,494
Costs and expenses	331,832	374,930	344,216	362,087	1,413,065
Operating income	55,435	55,478	55,489	30,027	196,429
Net income	45,160	36,946	39,695	16,777	138,578
Net income per share: (1)
Basic	$0.18	$0.14	$0.15	$0.07	$0.54
Diluted	$0.17	$0.14	$0.15	$0.07	$0.53
Discontinued operations:
Revenues	$13,724	$14,422	$15,061	$8,466	$51,673
Costs and expenses	7,747	7,948	7,797	4,210	27,702
Operating income	5,977	6,474	7,264	4,256	23,971
Net income	4,015	4,349	4,879	2,859	16,102
Net income per share: (1)
Basic	$0.02	$0.02	$0.02	$0.01	$0.06
Diluted	$0.02	$0.02	$0.02	$0.01	$0.06
Total:
Revenues	$400,991	$444,830	$414,766	400,580	$1,661,167
Costs and expenses	339,579	382,878	352,013	366,297	1,440,767
Operating income	61,412	61,952	62,753	34,283	220,400
Net income	49,175	41,295	44,574	271,417	406,461
Net income per share: (1)
Basic	$0.19	$0.16	$0.17	$1.08	$1.58
Diluted	$0.19	$0.15	$0.17	$1.06	$1.54

	2004
	First Quarter (6)	Second Quarter (7)	Third Quarter (8)	Fourth Quarter (9)	Year Ended December 31
	(In thousands, except per share data)
Continuing operations:
Revenues	$218,003	$244,489	$312,863	$342,951	$1,118,306
Costs and expenses	207,708	210,473	285,560	302,679	1,006,420
Operating income	10,295	34,016	27,303	40,272	111,886
Net income	6,141	19,080	37,132	111,248	173,601
Net income per share: (1)
Basic	$0.03	$0.08	$0.15	$0.44	$0.69
Diluted	$0.02	$0.08	$0.14	$0.42	$0.67
Discontinued operations:
Revenues	$11,110	$11,556	$12,448	$13,035	$48,149
Costs and expenses	6,507	7,054	7,315	7,431	28,307
Operating income	4,603	4,502	5,133	5,604	19,842
Net income	2,928	2,865	3,266	3,565	12,624
Net income per share: (1)
Basic	$0.01	$0.01	$0.01	$0.01	$0.05
Diluted	$0.01	$0.01	$0.01	$0.01	$0.05
Total:
Revenues	$229,113	$256,045	$325,311	$355,986	$1,166,455
Costs and expenses	214,215	217,527	292,875	310,110	1,034,727
Operating income	14,898	38,518	32,436	45,876	131,728
Net income	9,069	21,945	40,398	114,813	186,225
Net income per share: (1)
Basic	$0.04	$0.09	$0.16	$0.45	$0.74
Diluted	$0.04	$0.09	$0.16	$0.43	$0.72

(1)	Net income (loss) per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(2)	Results include a $1.9 million credit for net restructuring charge and $0.9 million of realized gains on investments, net of impairments.
(3)	Results include a $0.1 million credit for net restructuring charges and $0.1 million of investment impairments, net of realized gains.
(4)	Results include a $0.5 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal of abandonment of property and equipment, exit costs and other charges and $8.2 million of realized gains on investments, net of impairments.
(5)	Net income for 2005 includes gain on sale of discontinued operations of $251.8 million, and other charges of approximately $21.6 million related to the abandonment of the development efforts related to an internally developed software project.
(6)	Results include a $15.5 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal of abandonment of property and equipment, exit costs and other charges and $3.3 million of investment impairments, net of realized gains.
(7)	Results include a $3.6 million credit for net restructuring charges and $0.3 million of investment impairments, net of realized gains.
(8)	Results include a $7.7 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal of abandonment of property and equipment, exit costs and other charges and $4.6 million of investment impairments, net of realized gains.
(9)	Results include a $5.2 million restructuring charge in connection with workforce reductions, closures of excess facilities, disposal of abandonment of property and equipment, exit costs and other charges, and a $74.9 million gain related to the sale of stock in our VeriSign Japan subsidiary.

Our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline. For more information regarding the quarterly fluctuation of our revenues and operating results, see the section captioned “Risk Factors—Our operating results may fluctuate and our future revenues and profitability are uncertain.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I, Item 4A) of this Annual Report on Form 10-K. Information regarding our directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned “Proposal No. 1—Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance, respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. This information is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” is located on our website at http://www.verisign.com/verisign-inc/vrsn-investors/Corporate_Governance/.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1.	Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets As of December 31, 2005 and 2004

•	Consolidated Statements of Operations For the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows For the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares In Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto.	8-K	11/23/05	2.1

3.01	Third Amended and Restated Certificate of Incorporation of the Registrant	S-1	1/29/98	3.02

3.02	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 1999	S-8	7/15/99	4.03

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.03	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated June 8, 2000	S-8	6/14/00	4.03

3.04	Amended and Restated Bylaws of Registrant, effective December 18, 2002	10-Q	5/14/03	3.1

3.05	Amended and Restated Article II, Section 2 of the Bylaws of Registrant, effective May 3, 2005	8-K	5/6/05	3.01

4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A	9/30/02	4.01

4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	3/19/03	4.02

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	10-K	3/31/03	10.02

10.02	Registrant’s 1995 Stock Option Plan, as amended through 8/6/96	S-1	1/29/98	10.06

10.03	Registrant’s 1997 Stock Option Plan	S-1	1/29/98	10.07

10.04	Registrant’s 1998 Equity Incentive Plan, as amended through 2/8/05	10-K	3/16/05	10.04

10.05	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement	10-Q	11/14/03	10.1

10.06	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement	10-K	3/16/05	10.06

10.07	Registrant’s 1998 Directors Stock Option Plan, as amended through 5/22/03, and form of stock option agreement	S-8	6/23/03	4.02

10.08	Summary of Director’s Compensation Benefits, effective 10/1/05				X

10.09	Registrant’s 1998 Employee Stock Purchase Plan, as amended through 10/22/03	S-8	8/4/04	4.01

10.10	Registrant’s 2001 Stock Incentive Plan, as amended through 11/22/02	10-K	3/31/03	10.08

10.11	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.12	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.13	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.14	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.15*	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation	S-1	1/29/98	10.18

10.16*	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/29/98	10.19

10.17	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.18	Employment Offer Letter Agreement between the Registrant and Stratton Sclavos dated as of June 12, 1995, as amended October 4, 1995	S-1	1/29/98	10.28

10.19	Employment Offer Letter from the Registrant to Vernon Irvin dated May 22, 2003	10-Q	8/14/03	10.1

10.20	Severance Agreement between the Registrant and Terry Kremian dated June 6, 2003	10-Q	8/14/03	10.2

10.21	Transaction Bonus and Retention Agreement between the Registrant and W. G. Champion Mitchell dated May 20, 2003	10-K	3/15/04	10.23

10.22	.com Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.3

10.23	.net Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.4

10.24	.org Registry Agreement between VeriSign and ICANN	8-K	6/1/01	99.5

10.25	Amendment No. 24 to Cooperative Agreement #NCR 92-18742 between the DOC and Network Solutions, Inc.	8-K	6/1/01	99.6

10.26	Deed of Lease between TST Waterview I, L.L.C. and the Registrant, dated as of July 19, 2001	10-Q	11/14/01	10.01

10.28	Accelerated Share Repurchase Transaction at Discount to VWAP dated November 21, 2005 between the Registrant and Morgan Stanley & Co. Incorporated				X

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Registered Independent Public Accounting Firm				X

31.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(a)				X

31.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
32.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**				X

32.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 1st day of March 2006.

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

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March 2006:

Signature	Title

/s/ STRATTON D. SCLAVOS Stratton D. Sclavos	President, Chief Executive Officer and Chairman of the Board

/s/ DANA L. EVAN Dana L. Evan	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal finance and accounting officer)

/s/ D. JAMES BIDZOS D. James Bidzos	Vice Chairman of the Board

/s/ WILLIAM L. CHENEVICH William Chenevich	Director

/s/ MICHELLE GUTHRIE Michelle Guthrie	Director

/s/ SCOTT G. KRIENS Scott G. Kriens	Director

/s/ LEN J. LAUER Len J. Lauer	Director

/s/ ROGER H. MOORE Roger H. Moore	Director

/s/ EDWARD A. MUELLER Edward A. Mueller	Director

/s/ GREGORY L. REYES Gregory L. Reyes	Director

/s/ WILLIAM A. ROPER, JR. William A. Roper, Jr.	Director

/s/ LOUIS A. SIMPSON Louis A. Simpson	Director

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign are provided in this separate section. The consolidated financial statements included in this section are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that VeriSign, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that VeriSign, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, VeriSign, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of VeriSign, Inc. as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 10, 2006

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
A S S E T S	2005	2004
Current assets:
Cash and cash equivalents	$476,826	$328,842
Short-term investments	378,006	406,784
Accounts receivable, net of allowance for doubtful accounts of $11,559 in 2005 and $10,708 in 2004	271,883	192,638
Prepaid expenses and other current assets	80,079	51,299
Deferred tax assets	16,186	19,057
Current assets of discontinued operations	5,295	7,503

Total current assets	1,228,275	1,006,123

Property and equipment, net	553,036	508,363
Goodwill	1,071,910	725,427
Other intangible assets, net	225,302	243,838
Restricted cash and investments	50,972	51,518
Long-term note receivable	26,419	39,956
Other assets, net	16,985	13,391
Long-term assets of discontinued operations	—	4,258

Total long-term assets	1,944,624	1,586,751

Total assets	$3,172,899	$2,592,874

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$555,458	$380,625
Accrued restructuring costs	7,440	11,696
Deferred revenue	368,413	297,148
Current liabilities of discontinued operations	6,822	10,126

Total current liabilities	938,133	699,595

Long-term deferred revenue	127,175	106,870
Long-term accrued restructuring costs	10,876	19,276
Other long-term liabilities	4,995	6,815
Deferred tax liabilities	18,560	31,319
Long-term liabilities of discontinued operations	—	725

Total long-term liabilities	161,606	165,005

Total liabilities	1,099,739	864,600
Minority interest in subsidiaries	41,485	36,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 246,418,940, excluding 28,981,444 shares held in treasury, at December 31, 2005; 253,341,383, excluding 6,164,017 shares held in treasury, at December 31, 2004	246	253
Additional paid-in capital	23,205,261	23,253,111
Unearned compensation	(13,911)	(6,127)
Accumulated deficit	(21,147,368)	(21,553,829)
Accumulated other comprehensive loss	(12,553)	(1,411)

Total stockholders’ equity	2,031,675	1,691,997

Total liabilities and stockholders’ equity	$3,172,899	$2,592,874

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$1,609,494	$1,118,306	$1,017,345

Costs and expenses:
Cost of revenues	512,225	436,016	439,152
Sales and marketing	480,543	241,747	187,334
Research and development	95,339	60,405	49,408
General and administrative	194,597	164,029	173,094
Restructuring and other charges	21,053	24,780	74,633
Impairment of goodwill	—	—	81,885
Impairment of other intangible assets	—	—	71,534
Amortization of other intangible assets	101,638	79,440	181,736
Acquired in-process research and development	7,670	—	—

Total costs and expenses	1,413,065	1,006,417	1,258,776

Operating income (loss) from continuing operations	196,429	111,889	(241,431)

Non-operating income (expense):
Minority interest	(4,702)	(2,618)	(474)
Other income (expense), net	51,506	84,695	(7,803)

Total other income (expense), net	46,804	82,077	(8,277)

Income (loss) from continuing operations before income taxes	243,233	193,966	(249,708)
Income tax expense	104,655	20,365	18,199

Net income (loss) from continuing operations	138,578	173,601	(267,907)
Discontinued operations:
Net income from discontinued operations, net of tax	16,102	12,624	8,028
Gain on sale of discontinued operations, net of tax	251,781	—	—

Net income from discontinued operations	267,883	12,624	8,028

Net income (loss)	$406,461	$186,225	$(259,879)

Basic net income (loss) per share from:
Continuing operations	$0.54	$0.69	$(1.12)
Discontinued operations	1.04	0.05	0.04

Net income	$1.58	$0.74	$(1.08)

Diluted net income (loss) per share from:
Continuing operations	$0.53	$0.67	$(1.12)
Discontinued operations	1.01	0.05	0.04

Net income	$1.54	$0.72	$(1.08)

Shares used in per share computation:
Basic	257,369	250,564	239,780

Diluted	264,513	258,154	239,780

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Common stock:
Balance, beginning of year:
253,341,383 shares at January 1, 2005
241,829,274 shares at January 1, 2004
237,510,063 shares at January 1, 2003	$253	$242	$238
Issuance of common stock for business combinations:
9,083,074 shares in 2005
9,282,349 shares in 2004	9	9	—
Issuance of common stock under employee stock purchase plan:
1,318,406 shares in 2005
2,312,572 shares in 2004
1,997,230 shares in 2003	1	2	2
Issuance of common stock upon exercise of options and restricted stock:
5,493,504 shares in 2005
4,391,205 shares in 2004
2,321,981 shares in 2003	6	4	2
Repurchase of common stock:
22,817,427 shares in 2005
4,474,017 shares in 2004	(23)	(4)	—

Balance, end of year:
246,418,940 shares at December 31, 2005
253,341,383 shares at December 31, 2004
241,829,274 shares at December 31, 2003	246	253	242

Additional paid-in capital:
Balance, beginning of year	23,253,111	23,128,095	23,072,212
Issuance of common stock and common stock options for business combinations	288,402	165,632	—
Issuance of common stock under employee stock purchase plan	18,815	13,961	10,658
Income tax benefit from exercise of employee stock options	126,520	4,748	5,004
Issuance of common stock upon exercise of stock options and other	61,632	49,756	21,018
Gain on issuance of consolidated subsidiary stock	—	—	17,272
Issuance of restricted stock and restricted stock units	5,388	4,172	1,931
Repurchase of common stock	(548,607)	(113,253)	—

Balance, end of year	23,205,261	23,253,111	23,128,095

Unearned compensation:
Balance, beginning of year	(6,127)	(2,628)	(8,086)
Unearned compensation resulting from business combinations	(8,708)	(2,463)	—
Issuance of restricted stock and restricted stock units	(5,388)	(4,172)	(1,931)
Amortization of unearned compensation	6,312	3,136	7,389

Balance, end of year	(13,911)	(6,127)	(2,628)

Accumulated deficit:
Balance, beginning of year	(21,553,829)	(21,740,054)	(21,480,175)
Net income (loss)	406,461	186,225	(259,879)

Balance, end of year	(21,147,368)	(21,553,829)	(21,740,054)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(1,411)	(2,002)	(4,764)
Translation adjustments	(7,988)	4,104	1,454
Change in unrealized gain (loss) on investments, net of tax	(3,154)	(3,513)	1,308

Balance, end of year	(12,553)	(1,411)	(2,002)

Total stockholders’ equity	$2,031,675	$1,691,997	$1,383,653

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$406,461	$186,225	$(259,879)
Other comprehensive income:
Unrealized (loss) gain on investments	(4,573)	(3,462)	1,307
Reclassification adjustment for (gains) losses included in net income	1,419	(51)	1
Translation adjustments	(7,988)	4,104	1,454

Net gain (loss) recognized in other comprehensive income	(11,142)	591	2,762

Comprehensive income (loss)	$395,319	$186,816	$(257,117)

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$406,461	$186,225	$(259,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	(251,781)	—	—
Depreciation and amortization of property and equipment	89,309	85,641	114,475
Amortization and impairment of other intangible assets and goodwill	101,638	79,440	335,505
Acquired in-process research and development	7,670	—	—
Provision for doubtful accounts	1,041	689	6,055
Non-cash restructuring and other charges	22,658	19,954	27,634
Net (gain) loss on sale and impairment of investments	(11,310)	8,200	16,541
Gain on sale of VeriSign Japan stock	—	(74,925)	—
Minority interest in net income of consolidated subsidiary	4,702	2,618	474
Tax benefit associated with stock options	60,778	4,748	5,004
Deferred income taxes	(9,890)	(8,390)	3,321
Amortization of unearned compensation	6,312	3,136	7,389
Loss on disposal of property and equipment	186	—	388
Gain on sale of business	—	—	(2,862)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(63,819)	(65,822)	27,950
Prepaid expenses and other current assets	(26,279)	9,596	12,753
Accounts payable and accrued liabilities	100,315	44,911	38,148
Deferred revenue	72,796	69,317	25,544

Net cash provided by operating activities	510,787	365,338	358,440

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	367,222	—	—
Purchases of investments	(276,869)	(1,083,203)	(627,278)
Proceeds from maturities and sales of investments	313,845	1,067,258	334,472
Purchases of property and equipment	(140,499)	(92,532)	(108,034)
Proceeds from sale of VeriSign Japan stock	—	78,317	—
Proceeds from sale of business	—	—	57,621
Payments received on long term note receivable	15,990	—	—
Cash paid for business combinations, net of cash acquired	(151,669)	(246,356)	(16,052)
Merger related costs	(9,665)	(7,420)	(5,120)
Other assets	(4,424)	(927)	(4,171)

Net cash provided by (used in) investing activities	113,931	(284,863)	(368,562)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	80,454	62,426	31,680
Repurchase of common stock	(548,630)	(113,257)	—
Proceeds from sale of consolidated subsidiary stock	863	850	37,403
Repayment of long term liabilities	(2,200)	(4,491)	(13,199)

Net cash (used in) provided by financing activities	(469,513)	(54,472)	55,884

Effect of exchange rate changes on cash and cash equivalents	(7,186)	3,045	1,326

Net increase in cash and cash equivalents	148,019	29,048	47,088
Cash and cash equivalents of at beginning of year	330,641	301,593	254,505

Cash and cash equivalents at end of year	$478,660	$330,641	$301,593
Cash and cash equivalents included in discontinued operations	(1,834)	(1,799)	(3,121)

Cash and cash equivalents of continuing operations at the end of the year	$476,826	$328,842	$298,472

Cash flows from discontinued operations:
Net cash provided by operating activities	$18,574	$16,045	$13,885
Net cash used in investing activities	—	(1,530)	(2,804)

Net cash provided by discontinued operations	$18,574	$14,515	$11,081

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Issuance of restricted stock and restricted stock units	$5,388	$4,172	$1,931

Issuance of common stock for business combinations	$288,411	$165,641	$—

Unrealized (loss) gain on investments	$(3,154)	$(3,513)	$1,308

Cash paid for income taxes	$26,440	$26,497	$12,304

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“VeriSign” or “the Company”), a Delaware corporation, is a leading provider of intelligent infrastructure services that enable and protect billions of interactions everyday across the world’s voice and data networks. Through the Company’s Internet Services Group and Communications Services Group, VeriSign offers a variety of internet and communications-related services, including internet security services, information services, network connectivity and interoperability services, intelligent database services, content and application services, clearing and settlement services, and billing and payment services. VeriSign markets its products and services through its direct sales force, telesales operations, member organizations in its global affiliate network, value-added resellers, service providers, and its Web sites.

VeriSign is currently organized into two reportable service-based segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Security Services business and the Information Services business. The Security Services business provides products and services that enable enterprises and service providers to establish and deliver secure Internet-based services to customers, and the Information Services business acts as the exclusive registry of domain names in the .com and .net generic top-level domains, or gTLDs, and certain country code top-level domains, or ccTLDs. The Communications Services Group provides network connectivity and interoperability services, intelligent data base services, content and application services, and billing and payment services to telecommunications carriers and other users. During 2003, VeriSign derived its revenues from three reportable segments, the two described above, and the Network Solutions business segment, through which VeriSign provided domain name registration, and value added services such as business email, websites, hosting and other web presence services. Effective November 25, 2003, VeriSign completed the sale of its Network Solutions business to Pivotal Private Equity and realigned its operations into the Internet Services Group and the Communications Services Group.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after the elimination of intercompany accounts and transactions. On June 17, 2004, VeriSign acquired the 49% minority interest in VeriSign Australia Limited, which is now a wholly-owned subsidiary. As of December 31, 2005, VeriSign owned approximately 54% of the outstanding shares of capital stock of its consolidated subsidiary, VeriSign Japan K.K. The minority interest’s proportionate share of income is included in minority interest in the consolidated statement of operations. Changes in VeriSign’s proportionate share of the net assets of VeriSign Japan K.K. resulting from sales of capital stock by the subsidiary are accounted for as equity transactions. VeriSign accounted for the November 2005 sale of its payment gateway business as a discontinued operation in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets”. Accordingly, the consolidated financial statements have been reclassified for all periods presented to reflect its payment gateway business as discontinued operations. Unless noted otherwise, discussions in the notes to consolidated financial statements pertain to continuing operations.

Use of Estimates

The discussion and analysis of VeriSign’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring, stock-based compensation, royalty liabilities, and deferred taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value of Financial Instruments

The fair value of VeriSign’s cash equivalents, short-term investments, accounts receivable, restricted cash and investments, accounts payable and other long-term liabilities approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties.

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in other assets in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no anticipated prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statement of operations. During 2005, 2004 and 2003, VeriSign determined that the decline in value of certain of its non-public equity investments was other-than-temporary and recorded impairments of these investments totaling $0.8 million, $12.6 million, and $17.0 million, respectively. As of December 31, 2005 and 2004, long-term investments totaling $6.7 million and $6.8 million have been included in other assets on the respective consolidated balance sheets.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not include finance charges. VeriSign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. VeriSign regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

and its collection history with each customer. VeriSign reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. For those invoices not specifically reviewed, VeriSign maintains general reserve provisions based upon the age of the receivable. In determining these reserves, VeriSign analyzes its historical collection experience and current economic trends. If the historical data VeriSign uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

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

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The following table summarizes the capitalized costs related to third party implementation and consulting services as well as costs related to internally developed software:

	Year ended December 31,
	2005	2004
	(In thousands)
Internally used third-party software	$21,657	$14,473
Internally developed software	13,362	10,357

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2005, there were no other intangible assets with an indefinite useful life. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

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

VeriSign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of its operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, and in each case, these contracts are limited to a duration of less than 12 months.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

At December 31, 2005, VeriSign held forward contracts in notional amounts totaling approximately $173.2 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts were recorded at fair market value on the balance sheet and gains and losses were included in earnings at year end 2005 and 2004. Notional amounts of forward contracts approximated the fair market values as of December 31, 2005 and 2004. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Revenue Recognition

VeriSign derives its revenues from two reportable segments: (i) the Internet Services Group, which consists of Security Services and Information Services; and (ii) the Communications Services Group, which consists of Network Connectivity and Interoperability Services, Intelligent Database Services, Content and Application Services, Clearing and Settlement Services, and Billing and Payment Services. Unless otherwise noted below, VeriSign’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

VeriSign also provides global security consulting services to help enterprises assess, design, and deploy network security solutions. Revenues from global security consulting services are recognized either on a time and materials basis as the services are performed, or for fixed price consulting as services are performed, completed and accepted. In some cases fixed price consulting is measured using the proportional performance method of accounting. Proportional performance is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. VeriSign has a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials are recognized as services are performed.

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

DECEMBER 31, 2005, 2004 AND 2003

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Digital Certificate Services.    Revenues from digital certificate services include the sale or renewal of digital certificates. These revenues are deferred and recognized ratably over the life of the digital certificate, which is generally 12 to 36 months.

Information Services

Domain Name Registry Services.    VeriSign’s Information Services revenues primarily include registry services for the .com and .net gTLDs and certain ccTLDs, and managed domain name services. Domain name registration revenues consist primarily of registration fees charged to registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

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

Advertising Expense

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense was $287.7 million in 2005, $87.9 million in 2004, and $24.8 million in 2003.

Income Taxes

VeriSign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

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

Stock Compensation Plans and Unearned Compensation

As of December 31, 2005, VeriSign has four stock-based employee compensation plans, including two terminated plans under which options are outstanding but no further grants can be made, and two active plans. VeriSign accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and net income (loss) per share if VeriSign had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$406,461	$186,225	$(259,889)
Add: Amortization of unearned compensation, net of tax	3,936	3,136	7,389
Deduct: Stock-based compensation determined under the fair value method for all awards, net of tax	(119,598)	(139,953)	(223,264)

Pro forma net income (loss)	$290,799	$49,408	$(475,754)

Basic:
As reported	$1.58	$0.74	$(1.08)
Pro forma stock-based compensation	(0.45)	(0.54)	(0.90)

Pro forma net income (loss) per share	$1.13	$0.20	$(1.98)

Diluted:
As reported	$1.54	$0.72	$(1.08)
Pro forma stock-based compensation	(0.44)	(0.53)	(0.90)

Pro forma net income (loss) per share	$1.10	$0.19	$(1.98)

On December 29, 2005, the Board of Directors of VeriSign approved the acceleration of the vesting of unvested and “out-of-the-money” stock options that had an exercise price per share in excess of $24.99, all of which were previously granted under VeriSign’s stock option plans and that were outstanding on December 29, 2005. Options to purchase approximately 8.8 million shares of common stock or 47% of our total outstanding unvested options on December 29, 2005 were subject to the acceleration. The options accelerated included certain options previously granted to executive officers and directors of VeriSign.

The acceleration was accompanied by restrictions imposed on any shares purchased through the exercise of accelerated options. Those restrictions will prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time).

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

The purpose of the accelerated vesting was to enable the Company to reduce compensation expense associated with these options in future periods, beginning with the first quarter of 2006, in its consolidated financial statements, pursuant to the Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment” issued by FASB in December 2004. As a result of the acceleration, VeriSign expects to reduce the stock option expense it otherwise would have been required to record by approximately $27.7 million in 2006. The acceleration of the vesting of these options did not result in a charge to our expenses in 2005.

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

	Year Ended December 31,
	2005	2004	2003
Stock options:
Volatility	56%	82%	100%
Risk-free interest rate	3.91%	2.81%	2.00%
Expected life	3.1 years	2.9 years	2.6 years
Dividend yield	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	55%	53%	94%
Risk-free interest rate	2.51%	2.22%	1.49%
Expected life	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero

The weighted-average fair value of stock options granted was $10.80, $10.80 and $9.00 during 2005, 2004 and 2003, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The following table summarizes the changes in the components of accumulated other comprehensive loss during 2004 and 2005:

	Foreign Currency Translation Adjustments Gain (Loss)	Unrealized Gain (Loss) On Investments, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2003	$(3,307)	$1,305	$(2,002)
Changes	4,104	(3,513)	591

Balance, December 31, 2004	$797	$(2,208)	$(1,411)
Changes	(7,988)	(3,154)	(11,142)

Balance, December 31, 2005	$(7,191)	$(5,362)	$(12,553)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

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

	2005	2004	2003
	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$10,708	$13,405	$27,514
Add: charged to costs and expenses	1,041	472	4,826
Less: write-offs, net of recoveries and other adjustments	(190)	(3,169)	(18,935)

Balance, end of year	$11,559	$10,708	$13,405

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. VeriSign is required to adopt SFAS 123R in the first quarter of 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock Compensation Plans and Unearned Compensation” above for further information regarding the pro forma net income (loss) and net income (loss) per share amounts, for 2003 through 2005, as if VeriSign had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, VeriSign is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net income per share.

In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. Pursuant to the AJCA, VeriSign will not be able to claim this tax benefit until the first quarter of fiscal 2006. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.”

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The impact that the adoption of SFAS 154 will have on VeriSign’s results of operations and financial position will depend on the nature of future accounting changes adopted by VeriSign and the nature of transitional guidance provided in future accounting pronouncements.

Note 2.    Business Combinations

RSI

On October 17, 2005, VeriSign completed its acquisition of Retail Solutions International, Inc. (“RSI”), a Lincoln, Rhode Island-based privately-held provider of operational point-of-sale data to the retail industry. VeriSign’s purchase price of $25.2 million for all of the outstanding capital stock and vested options of RSI consisted of approximately $23.2 million in cash consideration and $0.4 million in direct transaction costs. VeriSign also assumed unvested stock options of RSI with a fair value of $1.6 million. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. RSI’s results of operations have been included in the consolidated financial statements from the date of acquisition. RSI’s results of operations for periods prior to the date of acquisition were not material when compared with VeriSign’s consolidated results. As a result of the acquisition of RSI, VeriSign recorded goodwill of $17.1 million and intangible assets of $6.4 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to increase the scope of services VeriSign offers to retail supply chain participants and enhances the infrastructure VeriSign has been developing in the RFID/EPC and pharmaceutical supply chain markets to deliver real time, relevant data for decision making. None of the goodwill for RSI is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of RSI is 5.3 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process research and development acquired in the RSI acquisition consisted primarily of research and development efforts required for the completion of all planning, design, development, and test activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance.

VeriSign determined the fair value of the acquired in-process research and development by estimating the projected cash flows related to the project or service and future revenues to be earned upon commercialization of the service. VeriSign discounted the resulting cash flows back to their net present values. VeriSign based the net cash flows from such projects on its analysis of the respective markets and estimates of revenues and operating

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

profits related to these projects. The in-process research and development was expensed upon acquisition because they had not yet reached technological feasibility and had no future alternative uses.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of RSI was as follows:

	October 17, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$2,540	—
Long-term assets	637	—
Goodwill	17,144	—
Customer relationships	2,870	7
Core technology	1,480	5
Existing technology	1,260	3
Non-compete agreement	400	2
In-process research and development	270	—
Trade name	80	5
Data content	40	2

Total assets acquired	26,721

Liabilities assumed	(1,512)

Net assets acquired	$25,209

Moreover

On October 4, 2005, VeriSign completed its acquisition of Moreover Technologies, Inc. (“Moreover”), a San Francisco, California-based privately-held wholesale aggregator of real-time content for Web sites, search engines and enterprise customers. VeriSign’s purchase price of $29.7 million for all of the outstanding capital stock of Moreover consisted of approximately $28.7 million in cash consideration and $1.0 million in direct transaction costs. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Moreover’s results of operations have been included in the consolidated financial statements from the date of acquisition. Moreover’s results of operations for periods prior to the date of acquisition were not material when compared with VeriSign’s consolidated results. As a result of the acquisition of Moreover, VeriSign recorded goodwill of $13.9 million and intangible assets of $11.7 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer bloggers, publishers, enterprises and Web portals a more intelligent and scalable, real-time content platform. None of the goodwill for Moreover is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Moreover is 5.5 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process research and development acquired in the Moreover acquisition consisted primarily of research and development required for the completion of all planning, design, development, and test activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

VeriSign determined the fair value of the acquired in-process research and development by estimating the projected cash flows related to the project or service and future revenues to be earned upon commercialization of the service. VeriSign discounted the resulting cash flows back to their net present values. VeriSign based the net cash flows from such projects on its analysis of the respective markets and estimates of revenues and operating profits related to these projects. The in-process research and development was expensed upon acquisition because they had not yet reached technological feasibility and had no future alternative uses.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of Moreover was as follows:

	October 4, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$7,513	—
Long-term assets	220	—
Goodwill	13,943	—
Customer relationships	3,900	9
Existing Technology	3,300	4
Non-compete agreement	1,900	2
In-process research and development	1,300	—
Content source database	560	5
Content relationships	440	5
Trade Name	260	1

Total assets acquired	33,336

Liabilities assumed	(3,591)

Net assets acquired	$29,745

siteRock

On October 3, 2005, VeriSign Japan K.K. (“VSJ”) completed its acquisition of siteRock K.K. (“siteRock”), a Tokyo, Japan-based privately-held remote network monitoring and outage managing and handling firm. VSJ paid approximately $53.3 million in cash for all of the outstanding capital stock and certain transaction related expenses of siteRock. The acquisition has been accounted for as a purchase of a business by VSJ and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. siteRock’s results of operations have been included in the consolidated financial statements from the date of acquisition. SiteRock’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results. As a result of the acquisition of siteRock, VSJ recorded goodwill of $36.4 million and intangible assets of $11.8 million. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated strategic fit with VSJ’s existing business and will create service and consulting offerings, that offer managed security services. None of the goodwill for siteRock is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of siteRock is approximately 4.5 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

The allocation of the purchase price to the net assets acquired based on the estimated fair value of siteRock was as follows:

	October 3, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$4,600	—
Long-term assets	500	—
Goodwill	36,400	—
Customer relationships	7,000	5
Non-compete agreement	300	3
Existing Technology	4,300	4
Trade Name	200	2

Assets acquired	53,300

iDefense

On July 13, 2005, VeriSign completed its acquisition of iDefense, Inc. (“iDefense”), a Reston, Virginia-based privately held company. iDefense is a leading security intelligence services company providing detailed intelligence on network-based threats, vulnerabilities and malicious code. VeriSign paid approximately $37.8 million in cash for all the outstanding capital stock, vested stock options and certain transaction related expenses of iDefense and assumed unvested stock options. Payment of up to $10 million of additional consideration may be made in the future, if additional contractual conditions are met, which will be recorded as goodwill. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. iDefense’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of iDefense, VeriSign recorded goodwill of $34.7 million and intangible assets of $7.5 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to provide “intelligence” services to VeriSign’s customer base. None of the goodwill for iDefense is expected to be deductible for tax purposes. The overall weighted average life of the identified amortizable assets acquired in the purchase of iDefense is 5.6 years. These identified intangible assets will be amortized on a straight line basis over their useful lives.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of iDefense was as follows:

	July 13, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$657	—
Long-term assets	368	—
Goodwill	34,696	—
Content	700	2
Customer relationships	2,500	7
Non-compete agreement	200	2
Existing Technology	700	2
In-process research and development	1,800	—
Trade Name	1,600	7

Total assets acquired	43,221

Liabilities assumed	(5,408)

Net assets acquired	$37,813

LightSurf

On April 6, 2005, VeriSign completed its acquisition of LightSurf Technologies, Inc. (“LightSurf”), a Santa Cruz, California-based privately held provider of multimedia messaging and interoperability solutions for the wireless market. VeriSign paid approximately $279.2 million in common stock for all of the outstanding capital stock, warrants, vested stock options and certain transaction-related expenses and assumed unvested stock options. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. LightSurf’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of LightSurf, VeriSign recorded goodwill of $222.4 million and intangible assets of $44.4 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer carriers a comprehensive wireless data utility by combining LightSurf’s current capabilities with VeriSign’s existing communications services platforms. None of the goodwill for LightSurf is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of LightSurf is 3.2 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process technology acquired in the LightSurf acquisition consisted primarily of research and development efforts required for the completion of all planning, design, development, and test activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of LightSurf was as follows:

	April 6, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$19,677	—
Long-term assets	7,225	—
Goodwill	222,356	—
Customer relationships	9,000	5
Non-compete agreement	1,700	2.5
Technology in place	29,400	3 – 4
In-process research and development	4,300	—

Total assets acquired	293,658

Liabilities assumed	(14,475)

Net assets acquired	$279,183

Jamba!

In June 2004, VeriSign completed its acquisition of Jamba!, a privately held provider of content services. VeriSign’s purchase price of $266.2 million for all the outstanding shares of capital stock of Jamba! consisted of approximately $178.0 million in cash consideration, approximately $5.9 million in direct transaction costs, and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Jamba!’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Jamba!, VeriSign recorded goodwill of $187.8 million and intangible assets of $83.9 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer carriers a comprehensive wireless data utility by combining Jamba!’s current capabilities with VeriSign’s existing communications services platforms. None of the goodwill for Jamba! is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Jamba! is 4.2 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

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

Guardent

In February 2004, VeriSign completed its acquisition of Guardent, a privately held provider of managed security services. VeriSign paid approximately $135.0 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Guardent’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Guardent, VeriSign recorded goodwill of $114.1 million and intangible assets of $22.2 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. VeriSign attributes the goodwill in this transaction to management’s belief that the acquisition is a strategic fit with its existing business and will create an unmatched breadth of service and consulting offerings, delivered from a global infrastructure that is highly scalable and offers reliable, state-of-the-art managed security services. None of the goodwill for Guardent is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Guardent is 4.5 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

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

Note 3.     Sale of Payment Gateway Business and Discontinued Operations

On November 18, 2005, the Company completed the sale of certain assets related to its payment gateway business pursuant to an Asset Purchase Agreement, dated October 10, 2005 (the “Agreement”), among PayPal, Inc., PayPal International Limited (collectively, “PayPal”), a wholly owned subsidiary of eBay Inc. Under the Agreement, PayPal acquired certain assets related to VeriSign’s payment gateway business and assumed certain liabilities related thereto for $370 million in cash. The payment gateway business was part of the Internet Services Group segment.

The Company has determined that the disposed payment gateway business should be accounted for as discontinued operation in accordance with SFAS 144, “Accounting for the Disposal of or Impairment of Long-Lived Assets”. Consequently, the results of operations of the payment gateway business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented as discontinued operations.

In connection with the sale of the payment gateway business, the Company entered into a Transitional Service Agreement (“TSA”) with PayPal, Inc. to provide certain transitional network and customer support services. This agreement may continue through the fourth quarter of 2006. The related fees are recorded as a direct reduction to the respective costs and expenses included in discontinued operations. The expected cash flows under the TSA do not represent a significant continuation of the direct cash flows of the disposed payment gateway business.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

The following table represents revenues from the disposed payment gateway business and the components of earnings from discontinued operations for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues	$51,673	$48,149	$37,435

Income from disposed payment gateway business	23,971	19,839	13,182
Income tax expense	7,869	7,215	5,154

Operating income from disposed payment gateway business, net of taxes	16,102	12,624	8,028
Gain on sale of payment gateway business, net of taxes of $123,041	251,781	—	—

Net income from discontinued operations	$267,883	$12,624	$8,028

The following table presents the calculation of the gain on the sale of the payment gateway business:

Year ended December 31, 2005
(In thousands)
Proceeds from sale	$370,000
Transaction costs	2,778

Net proceeds	367,222
Net liabilities assumed by PayPal	7,600

Gain on sale before income taxes	374,822
Income tax expense	123,041

Gain on sale of discontinued operations, net of tax	$251,781

The following table presents the carrying amounts of major classes of assets and liabilities relating to the payment gateway business at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(In thousands)
Assets:
Cash and cash equivalents	$1,834	$1,799
Accounts receivable, net	1,931	5,679
Prepaid expenses and other current assets	1,530	25

Total current assets of discontinued operations	5,295	7,503

Property and equipment, net	—	4,258

Total long-term assets of discontinued operations	$5,295	$11,761

Liabilities:
Accounts payable and accrued liabilities	$6,822	$1,400
Deferred revenue	—	8,726

Total current liabilities of discontinued operations	6,822	10,126

Long-term deferred revenue	—	725

Total long-term liabilities of discontinued operations	$6,822	$10,851

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Note 4.    Sale of Network Solutions

Network Solutions Domain Name Registrar Business

On November 25, 2003, VeriSign, Inc. completed the sale of its Network Solutions domain name registrar business to Pivotal Private Equity. VeriSign received $97.6 million of consideration, consisting of $57.6 million in cash and a $40 million senior subordinated note that bears interest at 7% per annum for the first three years and 9% per annum thereafter and matures five years from the date of closing. The principal and interest are due upon maturity. This note is subordinated to a term loan made by ABLECO Finance to the Network Solutions business in the principal amount of approximately $40 million as of the closing date. VeriSign recorded the present value of the note using a 10% market interest rate. VeriSign retained a 15% equity stake in the Network Solutions business. During 2005, VeriSign received a payment from Network Solutions in the amount of $20.0 million, which included $14.0 million to reduce the principal balance of the note receivable, $3.8 million of interest income related to the note receivable and a dividend payment of $2.2 million recorded in other income. The present value of the note at December 31, 2005 was approximately $26.4 million using a 10% market interest rate.

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

The gain on the sale of the Network Solutions business of $2.9 million was included in general and administrative expenses on the consolidated statement of operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Note 5.    Restructuring and Other Charges

Below is a comparison of the restructuring and other charges for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
	(In thousands)
2003 Restructuring Plan (reversals) charges	$(1,941)	$4,973	$54,152
2002 Restructuring Plan charges (reversals)	1,363	(265)	20,481
Other charges	21,631	20,072	—

Total restructuring and other charges	$21,053	$24,780	$74,633

2003 Restructuring Plan

In November 2003, VeriSign announced a restructuring initiative related to the sale of its Network Solutions business and the realignment of other business units. The restructuring plan resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment and other charges. To date VeriSign has recorded $57.2 million in restructuring charges under its 2003 plan.

Net restructuring and other charges recorded during the year ended December 31, 2005 and 2004 relating to the 2003 restructuring plan are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Workforce reduction	$(787)	$1,053	$5,724
Excess facilities	(1,895)	2,749	28,303
Exit costs	(75)	956	1,039

Subtotal	(2,757)	4,758	35,066
Other charges	816	215	19,086

Total restructuring and other (reversals) charges	$(1,941)	$4,973	$54,152

Workforce reduction.    VeriSign recorded restructuring charges related to workforce reduction in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43” since benefits were provided pursuant to a formal severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these restructuring charges has met the four requirements of SFAS No. 112 which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. VeriSign recorded workforce reduction charges of $1.1 million in connection with workforce reduction of approximately 35 employees during 2004. During 2005, VeriSign adjusted the workforce reduction charges relating primarily to severance and fringe benefits, resulting in net reversals of approximately $0.8 million.

Excess facilities.    Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require VeriSign to periodically review each lease and change its estimates on a prospective basis. During 2005, VeriSign recorded reversals to its excess facilities primarily in connection with a decision to utilize and build a facility that VeriSign had treated as abandoned under its 2003 restructuring plan and for which it had previously recorded a restructuring charge.

Exit costs.    VeriSign recorded other exit costs primarily relating to the realignment of its Communications Services Group segment.

Other charges.    During 2005, 2004 and 2003, VeriSign recorded other charges under the 2003 restructuring plan related to obsolete telecommunications computer software and other equipment that was written off.

As of December 31, 2005, the accrued liability associated with the 2003 restructuring plan was $12.2 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2004	Gross Restructuring and Other Charges	Reversals and Adjustments to Restructuring Charges	Net Restructuring and Other Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at December 31, 2005
	(In thousands)
Workforce reduction	$1,339	$—	$(787)	$(787)	$(133)	$(312)	$107
Excess facilities	20,686	212	(2,107)	(1,895)	61	(6,753)	12,099
Exit costs	108	—	(75)	(75)	—	(33)	—

Subtotal	$22,133	$212	$(2,969)	$(2,757)	$(72)	$(7,098)	$12,206
Other charges	303	853	(37)	816	(916)	(182)	21

Total restructuring and other charges	$22,436	$1,065	$(3,006)	$(1,941)	$(988)	$(7,280)	$12,227

Included in current portion of accrued restructuring costs	$8,711						$4,579

Included in long term restructuring costs	$13,725						$7,648

2002 Restructuring Plan

In April 2002, VeriSign announced plans to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other charges. To date, VeriSign has recorded $110.2 million in restructuring charges under its 2002 restructuring plan.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Net restructuring and other charges, net of adjustments, recorded during the years ended December 31, 2005, 2004 and 2003 associated with the 2002 restructuring plan are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Workforce reduction	$—	$(7)	$1,545
Excess facilities	1,363	212	8,694
Exit costs and other charges	—	(470)	1,014

Subtotal	1,363	(265)	11,253
Other charges	—	—	9,228

Total restructuring and other charges	$1,363	$(265)	$20,481

Workforce reduction.    VeriSign’s 2002 restructuring plan resulted in a workforce reduction of approximately 400 employees across certain business functions, operating units, and geographic regions.

Excess facilities.    Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require VeriSign to periodically review each lease and change its estimates on a prospective basis. VeriSign recorded charges relating to excess facilities that were either abandoned or downsized due to lease terminations and non-cancelable lease costs.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

As of December 31, 2005, the accrued liability associated with the 2002 restructuring plans was $6.1 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2004	Reversals and Adjustments to Restructuring Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at December 31, 2005
	(In thousands)
Excess facilities	$8,386	$1,363	$(22)	$(3,772)	$5,955
Exit costs	150	—	(16)	—	134

Total restructuring charges	$8,536	$1,363	$(38)	$(3,772)	$6,089

Included in current portion of accrued restructuring costs	$2,985				$2,861

Included in long term restructuring costs	$5,551				$3,228

Cash payments totaling approximately $39.6 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through June 2014. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2006	$8,137	$(960)	$7,177
2007	6,222	(2,023)	4,199
2008	3,899	(2,154)	1,745
2009	2,999	(2,076)	923
2010	3,006	(2,092)	914
Thereafter	10,549	(7,453)	3,096

	$34,812	$(16,758)	$18,054

Other charges

During 2005, VeriSign recorded other charges of approximately $21.6 million, relating to the abandonment of the development efforts related to an internally developed software project. During 2004, VeriSign recorded other charges of approximately $20.1 million relating to certain asset write-offs.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Note 6.    Cash, Cash Equivalents, Investments and Restricted Cash

VeriSign’s cash equivalents, short-term investments and restricted investments have been classified as available-for-sale. The following tables summarize VeriSign’s cash, cash equivalents, short and long-term investments and restricted cash and investments as of December 31, 2005 and 2004:

	December 31, 2005
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$451,830	$—	$—	$451,830
Commercial paper	14,843	7	—	14,850
Corporate bonds and notes	127,952	—	(1,625)	126,327
Money market funds	157	—	—	157
U.S. government and agency securities	119,002	4	(1,055)	117,951
Municipal bonds	6,277	—	(100)	6,177
Asset-backed securities	139,515	—	(1,975)	137,540

	859,576	11	(4,755)	854,832

Included in cash and cash equivalents				$476,826

Included in short-term investments				$378,006

Classified as long-term assets:
Debt and equity securities of non-public companies	6,722	—	—	6,722
Corporate bonds and notes	13,738	—	(216)	13,522
Money market funds	64	—	—	64
U.S. government and agency securities	9,071	2	(95)	8,978
Asset-backed securities	22,745	—	(309)	22,436
Certificates of deposit	5,972	—	—	5,972

	58,312	2	(620)	57,694

Included in restricted cash and investments				$50,972

Included in other assets, net				$6,722

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

	December 31, 2004
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$278,654	$—	$—	$278,654
Commercial paper	40,867	—	—	40,867
Corporate bonds and notes	140,761	12	(622)	140,151
Money market funds	9,088	—	—	9,088
U.S. government and agency securities	191,853	—	(1,131)	190,722
Municipal bonds	1,448	—	(11)	1,437
Asset-backed securities	75,163	8	(464)	74,707

	737,834	20	(2,228)	735,626

Included in cash and cash equivalents				$328,842

Included in short-term investments				$406,784

Classified as long-term assets:
Debt and equity securities of non-public companies	6,809	—	—	6,809
Corporate bonds and notes	12,634	—	(83)	12,551
U.S. government and agency securities	15,680	1	(33)	15,648
Asset backed securities	16,890	—	(89)	16,801
Certificates of deposit	6,518	—	—	6,518

	58,531	1	(205)	58,327

Included in restricted cash and investments				$51,518

Included in other assets, net				$6,809

Gross realized losses on investments totaled $0.8 million in 2005 consisting of the impairment and sale of certain public and non-public equity investments. Gross realized gains on investments were $12.1 million in 2005.

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

Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss in the balance sheets. The unrealized losses on the Company’s investments were caused primarily by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005. All investments with unrealized losses at December 31, 2004 have been in a loss position for less than 12 months. Gross unrealized gains and losses on our available-for-sale investments at December 31, 2005 and 2004 were as follows:

	2005	2004
	(In thousands)
Gross unrealized gains	$13	$21
Gross unrealized losses	(5,375)	(2,433)

Net unrealized losses	$(5,362)	$(2,412)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

The following table summarizes the fair value and gross unrealized losses related to 224 available-for-sale investments, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	In a loss position for less than 12 months		In a loss position for 12 months or more		Total in a loss position
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and notes	$4,926	$(86)	$134,923	$(1,755)	$139,849	$(1,841)
U.S. government and agency securities	14,138	(194)	99,641	(956)	113,779	(1,150)
Municipal bonds	—	—	6,177	(100)	6,177	(100)
Asset-backed securities	47,108	(510)	112,868	(1,774)	159,976	(2,284)

	$66,172	$(790)	$353,609	$(4,585)	$419,781	$(5,375)

The following table summarizes the available-for-sale investments as of December 31, 2005, classified by the maturity date of the investment:

	Carrying Value	Estimated Fair Value
	(In thousands)
Due within one year	$220,554	$219,112
Due within two years	188,988	185,765
Due within three years	43,822	43,125

Total available-for-sale investments	$453,364	$448,002

Restricted Cash and Investments

As of December 31, 2005, restricted cash and investments includes $45.0 million related to a trust established during the first quarter of 2004 for VeriSign’s director and officer liability self-insurance coverage. As of December 31, 2005 and December 31, 2004, VeriSign has pledged approximately $6.0 million and $6.5 million, respectively, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Note 7.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments for the years ended December 31, 2005 and 2004:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
December 31, 2003	$56,852	$344,519	$401,371
Guardent acquisition	114,069	—	114,069
Jamba! acquisition	—	187,777	187,777
Other acquisitions and adjustments	18,506	3,704	22,210

December 31, 2004	189,427	536,000	725,427
LightSurf acquisition	—	222,356	222,356
iDefense acquisition	34,696	—	34,696
siteRock acquisition	35,175	—	35,175
Moreover acquisition	13,943	—	13,943
RSI acquisition	17,144	—	17,144
Other acquisitions and adjustments	12,857	10,312	23,169

December 31, 2005	$303,242	$768,668	$1,071,910

Purchased goodwill is not amortized but is subject to testing for impairment on at least an annual basis.

A two-step evaluation to assess goodwill for impairment is required. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not considered to be impaired and proceeding to the second step is not required. If the carrying value of any reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of its goodwill and other intangible assets (the second step). If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded.

VeriSign performed its annual impairment tests as of June 30, 2005, 2004 and 2003. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates.

There was no impairment charge for goodwill and other intangible assets from the annual impairment tests conducted in June 2005 and 2004. The annual impairment test conducted in June 2003 resulted in an impairment charge to goodwill and other intangible assets of $123.2 million during the second quarter of 2003. VeriSign recorded an additional impairment of goodwill of $30.2 million in the third quarter of 2003 as a result of VeriSign entering into an agreement to sell its Network Solutions business. The event triggered an evaluation of the carrying value of the goodwill assigned to Network Solutions. After considering the sales price of the assets and liabilities to be sold and the expenses associated with the divestiture, VeriSign determined that the carrying value exceeded the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

implied fair value of Network Solutions’ goodwill. Total impairment of goodwill and other intangible assets as allocated to the Company’s operating segments for the year ended December 31, 2003 are as follows:

	Internet Services Group	Communications Services Group	Network Solutions	Total Segments
	(In thousands)
Impairment of goodwill	$18,697	$20,034	$43,154	$81,885
Impairment of other intangible assets:
Technology in place	—	27,499	—	27,499
Customer lists	—	44,035	—	44,035

Total impairment of other intangible assets	—	71,534	—	71,534

Total impairment of goodwill and other intangible assets	$18,697	$91,568	$43,154	$153,419

The following tables present details of VeriSign’s other intangible assets:

	As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life
	(Dollars in thousands)
Other intangible assets:
Customer relationships	$421,707	$(293,312)	$128,395	2.7 years
Technology in place	166,355	(114,650)	51,705	2.8 years
Carrier relationships	27,700	(7,271)	20,429	4.4 years
Non-compete agreement	20,828	(12,679)	8,149	1.2 years
Trade name	19,870	(4,856)	15,014	4.6 years
Other	1,950	(340)	1,610	3.4 years

Total other intangible assets	$658,410	$(433,108)	$225,302	3.0 years

	As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life
	(Dollars in thousands)
Other intangible assets:
Customer relationships	$393,973	$(230,860)	$163,113	2.9 years
Technology in place	121,196	(99,435)	21,761	2.7 years
Carrier relationships	27,700	(2,667)	25,033	5.4 years
Non-compete agreement	16,220	(4,622)	11,598	1.7 years
Trade name	17,828	(1,728)	16,100	5.4 years
Other	23,208	(16,975)	6,233	0.9 years

Total other intangible assets	$600,125	$(356,287)	$243,838	3.2 years

Fully amortized other intangible assets are not included in the above tables. Amortization of other intangible assets was $101.6 million, $79.4 million, and $181.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

During 2005, VeriSign wrote off $7.7 million of in-process research and development acquired in the purchase of LightSurf, iDefense, Moreover and RSI.

Estimated future amortization expense related to other intangible assets at December 31, 2005 is as follows:

(In thousands)
2006	$93,148
2007	77,143
2008	22,760
2009	16,960
2010	7,897
Thereafter	7,394

$225,302

Note 8.    Other Balance Sheet Items

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2005	December 31, 2004
	(In thousands)
Prepaid expenses	$57,907	$19,833
Other current assets	22,172	31,466

Prepaid expenses and other current assets	$80,079	$51,299

Property and Equipment

The following table presents detail of property and equipment:

	December 31,
	2005	2004
	(In thousands)
Land	$222,516	$222,516
Buildings	74,467	74,515
Computer equipment and purchased software	568,303	461,304
Office equipment, furniture and fixtures	26,828	24,893
Leasehold improvements	84,468	62,518

	976,582	845,746
Less accumulated depreciation and amortization	(423,546)	(337,383)

Property and equipment, net	$553,036	$508,363

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)
Accounts payable	$68,293	$57,233
Employee compensation	89,743	71,827
Customer deposits	27,822	28,078
Taxes payable	223,343	92,660
Other accrued liabilities	146,257	130,827

	$555,458	$380,625

Long-Term Liabilities

In November 1999, VeriSign entered into an Agreement for the management and administration of the Tuvalu Internet top-level domain, “.tv,” with the Government of Tuvalu for payments of future royalties. Future royalty payment obligations will amount to $6.2 million. The current portion of $2.2 million is due in 2006 and the long-term portion of $4.0 million matures as follows:

Future Royalty Payment Obligations
(In thousands)
2007	$2,000
2008	2,000

$4,000

Additionally, VeriSign has approximately $1.0 million of miscellaneous long-term liabilities which mature over the next four years.

The current portion of long-term liabilities payable is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

Note 9.    Stockholders’ Equity

Preferred Stock

VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2005, no shares of preferred stock had been issued. In connection with its stockholder rights plan, VeriSign authorized 3 million shares of Series A Junior Participating Preferred Stock, par value $0.001 per share. In the event of liquidation, each preferred share will be entitled to a $1.00 preference, and thereafter the holders of the preferred shares will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. Each preferred share will have 100 votes, voting together with the common shares. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Stock Repurchase Programs

To facilitate the stock repurchase program, designed to return value to the stockholders and minimize dilution from stock issuances, VeriSign repurchases shares in the open market and from time to time enters into structured stock repurchase agreements with third parties.

In 2001, the Board of Directors of VeriSign authorized the use of up to $350 million to repurchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. During 2005, VeriSign repurchased approximately 6.3 million shares for an aggregate cost of approximately $167.0 million. VeriSign completed its 2001 stock repurchase program during the third quarter of 2005. During 2004, VeriSign repurchased approximately 4.4 million shares at an aggregate cost of approximately $113.3 million. During 2002 and 2003, no stock was repurchased. During 2001, VeriSign repurchased approximately 1.7 million shares at a cost of approximately $69.5 million.

On August 2, 2005, the Board of Directors of VeriSign authorized a $500 million stock repurchase program to purchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. During 2005, VeriSign repurchased approximately 16.5 million shares under this repurchase program at a cost of approximately $380.3 million. At December 31, 2005, approximately $119.7 million remained available for future repurchases under the 2005 stock repurchase program.

On November 21, 2005, VeriSign executed an accelerated share repurchase (“ASR”) agreement with a large investment bank for the acquisition of 10.8 million shares for an initial purchase price of $23.14 per share. VeriSign acquired these shares as part of its $500 million stock repurchase program authorized on August 2, 2005.

Under the ASR agreement, the investment bank purchased an equivalent number of shares of common stock in the open market from time to time until it had acquired that number.

For further information, see Note 17 to Consolidated Financial Statements.

Stockholder Rights Plan

On September 24, 2002, the Board of Directors of VeriSign, declared a dividend of one stock purchase right (“Right”) for each outstanding share of VeriSign common stock. The dividend was paid to stockholders of record on October 4, 2002 (“Record Date”). In addition, one Right shall be issued with each common share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of VeriSign, which options or securities were outstanding prior to the Distribution Date. The Rights will become exercisable only upon the occurrence of certain events specified in the Rights Agreement (“Rights Agreement”), including the acquisition of 20% of VeriSign’s outstanding common stock by a person or group. Each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from VeriSign one one-hundredth of a share of VeriSign Series A Junior Participating Preferred Stock, par value $0.001 per share (“Preferred Share”), at a price of $55.00 per one one-hundredth of a Preferred Share, subject to adjustment. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. In addition, each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from VeriSign that number of shares of VeriSign common stock having a market value of two times the exercise price of the Right. In February 2006, VeriSign’s Board of Directors reviewed the stockholder rights plan and determined that it continues to be in the best interest of VeriSign and its stockholders.

No cash dividends have been declared or paid on VeriSign’s common stock since inception.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Note 10.     Calculation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to dilutive common equivalent shares, including unvested stock options, employee stock purchases, unvested restricted stock and restricted stock units, and warrants using the treasury stock method.

The following table presents the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss):
Net income (loss) from continuing operations	$138,578	$173,601	$(267,907)
Net income from discontinued operations	16,102	12,624	8,028
Gain on sale of discontinued operations, net of tax	251,781	—	—

Net income (loss)	$406,461	$186,225	$(259,879)

Weighted-average shares:
Weighted-average common shares outstanding	257,369	250,564	239,780
Diluted weighted-average common shares outstanding:
Stock options	6,776	7,254	—
Employee stock purchases	193	162	—
Unvested restricted stock and restricted stock units	175	155	—
Warrant	—	19	—

Shares used to compute diluted net income (loss) per share	264,513	258,154	239,780

Net income (loss) per share:
Basic:
Net income (loss) from continuing operations	$0.54	$0.69	$(1.12)
Net income from discontinued operations	$0.06	$0.05	$0.04
Gain on sale of discontinued operations	$0.98	$—	$—

	$1.58	$0.74	$(1.08)

Diluted:
Net income (loss) from continuing operations	$0.53	$0.67	$(1.12)
Net income from discontinued operations	$0.06	$0.05	$0.04
Gain on sale of discontinued operations	$0.95	$—	$—

	$1.54	$0.72	$(1.08)

For 2005 and 2004, VeriSign excluded 13,739,751 and 12,133,492 weighted-average stock options respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the respective periods with weighted-average exercise prices of $57.53 and $69.80. These options could be dilutive in the future if the average fair market value of VeriSign’s common stock increases and is equal to or greater than the exercise price of these options. For 2003, VeriSign excluded 2,717,195 weighted-average potential common shares, with a weighted-average exercise price of $8.33 for the period because their effect would have been anti-dilutive.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Note 11.     Stock Compensation Plans

Stock Option Plans

As of December 31, 2005, a total of 54,966,080 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

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

The 1998 Equity Incentive Plan (“1998 Plan”) authorizes the award of options, restricted stock awards, restricted stock units and stock bonuses. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant for incentive stock options and 85% of the fair market value for non-qualified stock options. All options are granted at the discretion of the Board and have a term not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. Restricted stock awards and restricted stock units entitle the recipient to receive, at VeriSign’s discretion, shares or cash upon vesting.

The following table summarizes information about restricted stock and restricted stock unit activity:

	Year Ended December 31,
	2005		2004		2003
Restricted stock granted	—		—		150,000	(5)
Weighted-average fair value at grant	—		—		$12.88
Restricted stock units granted (1)	213,683	(2)(3)	125,000	(4)	—
Weighted-average fair value at grant	$25.22		$33.38		—

(1)	Upon vesting of the restricted stock units, the Company intends to settle the units in shares.
(2)	In August 2005, VeriSign issued 127,683 restricted stock units, net of forfeitures, to certain executive officers. These restricted stock units vest over a four-year period at the rate of 10%, 20%, 30% and 40% for each year. The aggregate market value of the restricted stock units as of the date of issuance was approximately $3.4 million and was recorded as deferred compensation and is being amortized ratably over the four year vesting period.
(3)	In November 2005, VeriSign granted 86,000 restricted stock units to Stratton Sclavos, its Chief Executive Officer. These restricted stock units vest 25% on the first anniversary date and ratably over the following 12 quarters. The aggregate market value of the restricted stock units granted to Mr. Sclavos in 2005 at the date of issuance was $2.0 million and was recorded as deferred compensation and is being amortized ratably over the four year vesting period.
(4)	In December 2004, VeriSign granted 125,000 restricted stock units under its 1998 Equity Incentive Plan to Stratton Sclavos. 100,000 of the restricted stock units progressively vest over a four-year period at the rate of 10%, 20%, 30% and 40% for each year. The remaining 25,000 restricted stock units vest 25% on the first anniversary date and ratably over the following 12 quarters. The aggregate market value of the restricted stock units granted to Mr. Sclavos in 2004 at the date of issuance was $4.2 million and was recorded as deferred compensation and is being amortized ratably over the four year vesting period.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

(5)	In August 2003, VeriSign granted 150,000 shares of restricted stock to certain executive officers. The shares vest over a two-year period, with 2/3 of the shares eligible to be sold at the end of two years and the remaining 1/3 eligible at the end of the third year. The aggregate market value of the restricted stock at the date of issuance was $1.9 million and was recorded as deferred compensation and is being amortized ratably over the two year vesting period.

At December 31, 2005, 13,032,386 shares remain available for future awards under the 1998 Plan including shares transferred from the 1995 and 1997 plans that were terminated.

The 2001 Stock Incentive Plan (“2001 Plan”) authorizes the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2005, no restricted stock awards have been made under the 2001 Plan. Options may be granted at an exercise price not less than the par value of VeriSign’s common stock on the date of grant. All options are granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. At December 31, 2005, 5,816,445 shares remain available for future awards under the 2001 Plan. On January 1 of each year beginning in 2002, the number of shares available for grant under the 2001 Plan will automatically be increased by an amount equal to 2% of the outstanding common shares on the immediately preceding December 31.

Members of the Board who are not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, are eligible to participate in the 1998 Directors Plan (“Directors Plan”). The option grants under the Directors Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the date of the grant. Each eligible director is initially granted an option to purchase 25,000 shares on the date he or she first becomes a director (“Initial Grant”). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director will automatically be granted an additional option to purchase 12,500 shares of common stock if the director has served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign. At December 31, 2005, 479,017 shares remain available for future grant under the Directors Plan.

In connection with its acquisitions in 2005, VeriSign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vest over a four-year period.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

A summary of stock option activity under all Plans is as follows:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	32,878,169	$36.87	31,999,664	$36.87	26,960,479	$47.41
Assumed in business combinations	1,645,508	3.71	687,659	4.79	—	—
Granted	10,053,156	25.95	9,156,123	20.20	13,199,316	13.45
Exercised	(5,343,504)	11.48	(4,391,205)	11.04	(2,321,981)	9.05
Cancelled	(3,595,097)	52.84	(4,574,072)	45.98	(5,838,150)	43.66

Outstanding at end of year	35,638,232	31.51	32,878,169	33.74	31,999,664	36.87

Exercisable at end of year	17,647,124	41.36	17,085,569	48.19	18,156,403	48.05

Weighted-average fair value of options granted during the year		10.80		10.80		9.00

	Equals Market Price			Exceeds Market Price
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Weighted-average exercise prices	$25.95	$19.52	$13.45	$—	$35.05	$—
Weighted-average fair value on grant date	10.80	10.49	9.00	—	17.51	—

The following table summarizes information about stock options outstanding as of December 31, 2005:

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.09–$ 10.00	1,970,847	5.43 years	$5.22	1,166,798	$5.41
$ 10.08–$ 13.65	3,665,461	4.42 years	11.82	2,266,780	11.43
$ 13.79	2,902,610	3.69 years	13.79	2,477,960	13.79
$ 14.06–$ 19.90	6,516,553	5.83 years	17.16	2,109,143	17.05
$ 20.44–$ 29.63	12,287,118	5.89 years	25.58	2,368,165	24.82
$ 29.95–$ 38.92	3,596,478	3.10 years	34.95	2,559,113	35.62
$ 40.08–$ 49.94	332,790	2.68 years	43.28	332,790	43.28
$ 50.11–$ 97.80	2,415,413	3.71 years	67.08	2,415,413	67.08
$112.38–$149.50	473,229	1.43 years	142.58	473,229	142.58
$150.09–$253.00	1,477,733	1.60 years	158.22	1,477,733	158.22

	35,638,232	4.83 years	31.51	17,647,124	41.36

1998 Employee Stock Purchase Plan

VeriSign has reserved 15,125,260 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 1,318,406 in 2005, 2,312,572 in 2004, and 1,997,230 in 2003. As of December 31, 2005, 7,321,301 shares remain available for future issuance. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31. The weighted-average fair value of the stock purchase rights granted under the Purchase Plan was $7.71 in 2005, $6.89 in 2004, and $5.76 in 2003.

Note 12.    Income Taxes

Income before income taxes includes net income from foreign operations of approximately $149.5 million in 2005 and $34.9 million in 2004. Income before income taxes includes net losses from foreign operations of approximately $30.2 million in 2003.

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Continuing operations:
Current:
Federal	$(1,758)	$(40)	$1,048
State	717	(1,011)	2,141
Foreign, including foreign withholding tax	59,118	29,506	13,103

	58,077	28,455	16,292

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(9,890)	(8,705)	(1,008)

	(9,890)	(8,705)	(1,008)

Income tax expense	48,187	19,750	15,284

Charge in lieu of taxes attributable to employee stock option plans	56,468	—	370

Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	—	615	2,545

	$104,655	$20,365	$18,199

Discontinued operations:
Current:
Federal	$115,577	$7,215	$5,154
State	15,333	—	—

	$130,910	$7,215	$5,154

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

The increase in current tax expense for foreign operations in 2005 as compared to 2004 was the result of including the full year of operations of Jamba! GmbH. The increase between 2003 and 2004 to current tax expense for foreign operations was the result of including the operations of Jamba! which were acquired in 2004.

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net income (loss) from continuing operations before income taxes is attributable to the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income tax expense (benefit) at federal statutory rate	$85,132	$67,888	$(87,398)
State taxes, net of federal benefit	4,132	(1,481)	3,317
Differences between statutory rate and foreign effective tax rate	(969)	12,434	24,978
Goodwill impairment	—	—	91,526
Change in valuation allowance	20,458	(48,504)	(17,635)
Research and experimentation credit	(4,332)	(12,198)	—
Other	234	2,226	3,411

	$104,655	$20,365	$18,199

The tax effects of temporary differences that give rise to significant portions of VeriSign’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$98,660	$210,081
Deductible goodwill and intangible assets	158,115	176,618
Tax credit carryforwards	11,019	27,693
Property and equipment	8,656	8,381
Deferred revenue, accruals and reserves	120,110	86,198
Capital loss carryforwards and investments with differences in book and tax basis	55,794	82,334
Other	6,178	16,771

Total deferred tax assets	458,532	608,076
Valuation allowance	(403,017)	(541,205)

Net deferred tax assets	55,515	66,871

Deferred tax liabilities:
Deferred revenue, accruals and reserves	—	—
Non-deductible acquired intangibles	(56,181)	(78,889)
Other	(1,708)	(244)

Total deferred tax liabilities	(57,889)	(79,133)

Total net deferred tax (liabilities) assets	$(2,374)	$(12,262)

The total valuation allowance decreased $138.2 million in 2005, primarily due to the gain recognized on the sale of the discontinued operations. In assessing the realizability of deferred tax assets, management considers

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of December 31, 2005, management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. However, depending on VeriSign’s continued ability to achieve profitability, and on the potential impact of SFAS No. 123R (“SFAS 123R”), “Share Based Payment”, it may have sufficient evidence in 2006 to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in that period from a reduction of its deferred tax asset valuation allowance.

If the valuation allowance relating to deferred assets were released as of December 31, 2005, approximately $237.7 million would be credited to the statement of operations, and $101.2 million would be credited to additional paid-in capital. Management would continue to apply a valuation allowance of $55.8 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life and character of such tax attributes. Management does not believe it is more likely than not that $8.3 million of deferred tax assets relating to certain foreign operations are realizable; therefore, a valuation allowance is applied to the deferred tax asset. On the remaining foreign operations, management believes it is more likely than not that deferred tax assets will be realized; accordingly, a valuation allowance was not applied on these assets.

As of December 31, 2005, VeriSign had federal net operating loss carryforwards of approximately $231.4 million, state net operating loss carryforwards of approximately $242.5 million, and foreign net operating loss carryforwards of approximately $31.1 million. If VeriSign is not able to use them, the federal net operating loss carryforwards will expire in 2010 through 2023 and the state net operating loss carryforwards will expire in 2006 through 2023. Most of our foreign net operating loss carryforwards do not expire, but could be subject to future restrictions based on changes in the business or ownership of the foreign subsidiary. VeriSign had research and experimentation tax credits for federal income tax purposes of approximately $7.0 million available for carryforward to future years, and for state income tax purposes of approximately $3.8 million available for carryforward to future years. The federal research and experimentation tax credits will expire, if not utilized, in 2010 through 2025. State research and experimentation tax credits carry forward indefinitely until utilized.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. VeriSign experienced cumulative changes in ownership of greater than 50 percent in 2003 and 2002. These changes in ownership resulted in the imposition of an annual limitation on VeriSign’s ability to utilize U.S. Federal and certain state net operating loss carryforwards of $232.9 million and $116.5 million, respectively. Losses not utilized due to these limitations can be carried forward, but are subject to the expiration dates described in the prior paragraph.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings included in consolidated retained earnings at December 31, 2005 was $98.1 million, principally from VeriSign Japan KK and Jamba! GmbH. These earnings have been permanently reinvested and VeriSign does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Note 13.    Commitments and Contingencies

Leases

VeriSign leases a portion of its facilities under operating leases that extend through 2014 and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2005 are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2006	$31,145	$(952)	$30,193
2007	28,238	(162)	28,076
2008	23,540	—	23,540
2009	21,793	—	21,793
2010	20,307	—	20,307
Thereafter	32,468	—	32,468

Total	$157,491	$(1,114)	$156,377

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans.

Net rental expense under operating leases was $20.7 million in 2005, $16.3 million in 2004, and $23.6 million in 2003. VeriSign has subleased offices to various companies under non-cancelable operating leases. VeriSign received payments of $3.6 million in 2005, $4.3 million in 2004, and $1.6 million in 2003.

Legal Proceedings

VeriSign is engaged in several complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s consolidated financial position and results of operations.

Indemnification

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. To date, VeriSign has not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at December 31, 2005 or 2004.

At the Company’s discretion and in the ordinary course of business, VeriSign subcontracts the performance of certain services. VeriSign enters into indemnification agreements that indemnify customers against damage caused by VeriSign’s employees and subcontractors. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

payments VeriSign could be required to make under these indemnification agreements. The Company maintains insurance policies that may enable VeriSign to recover a portion of any such claim. VeriSign has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at December 31, 2005 or 2004.

Note 14.    Segment Information

Description of Segments

During 2005 and 2004, VeriSign operated its business in two reportable segments: the Internet Services Group and the Communications Services Group. During 2003, VeriSign operated its business in three reportable segments: the Internet Services Group, the Communications Services Group, and the Network Solutions business segment. The Network Solutions business provided domain name registration, and value added services such as business email, websites, hosting and other web presence services. On November 25, 2003, VeriSign completed the sale of its Network Solutions business to Pivotal Private Equity.

The Internet Services Group consists of the Security Services business and Information Services business. The Security Services business provides products and services to enterprises and organizations that want to establish and deliver secure Internet-based services for their customers and business partners, including the following types of services: enterprise security services, including VeriSign’s managed security and authentication services, and e-commerce services, including Web trust services. The Information Services business provides registry services as the exclusive registry of domain names in the .com and ..net gTLDs and certain ccTLDs, as well as providing certain value added services.

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

DECEMBER 31, 2005, 2004 AND 2003

The following table reflects the results of VeriSign’s reportable segments. Internal revenues and segment gross margin include transactions between segments that are intended to reflect an arm’s length transfer at the best price available for comparable external transactions.

	Internet Services Group	Communications Services Group	Network Solutions	Unallocated Corporate Expenses	Total
	(In thousands)
Year ended December 31, 2005:
Revenues	$633,784	$975,710	$—	$—	$1,609,494
Cost of revenues	131,105	343,883	—	37,237	512,225

Gross margin	$502,679	$631,827	$—	$(37,237)	$1,097,269

Year ended December 31, 2004:
Revenues	$515,999	$602,307	$—	$—	$1,118,306
Cost of revenues	116,116	291,613	—	28,287	436,016

Gross margin	$399,883	$310,694	$—	$(28,287)	$682,290

Year ended December 31, 2003:
Total revenues	$446,704	$406,745	$211,819	$—	$1,065,268
Internal revenues	(47,923)	—	—	—	(47,923)

External revenues	$398,781	$406,745	$211,819	$—	$1,017,345

Total cost of revenues	$109,978	$225,890	$117,412	$33,795	$487,075
Internal cost of revenues	—	—	(47,923)	—	(47,923)

External cost of revenues	$109,978	$225,890	$69,489	$33,795	$439,152

Gross margin after eliminations	$288,803	$180,855	$142,330	$(33,795)	$578,193

Reconciliation to VeriSign, as Reported

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues:
Total segments	$1,609,494	$1,118,306	$1,065,268
Elimination of internal revenues	—	—	(47,923)

Revenues, as reported	$1,609,494	$1,118,306	$1,017,345

Net income (loss) from continuing operations:
Total segments’ gross margin	$1,097,269	$682,290	$578,193
Operating expenses	(900,840)	(570,401)	(819,624)
Other income (expense), net	46,804	82,077	(8,277)
Income tax expense	(104,655)	(20,365)	(18,199)

Net income (loss) from continuing operations, as reported	$138,578	$173,601	$(267,907)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Geographic Information

The following table shows a comparison of revenues by geographic region for each year presented:

	2005	2004	2003
	(In thousands)
Americas:
United States	$1,012,486	$796,123	$904,478
Other (1)	25,213	19,734	13,080

Total Americas	1,037,699	815,857	917,558

EMEA (2)	473,188	237,310	48,217

APAC (3)	98,607	65,139	51,570

Total revenues	$1,609,494	$1,118,306	$1,017,345

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

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

The following table shows a comparison of property and equipment, net of accumulated depreciation by geographic region for each year:

	December 31,
	2005	2004
	(In thousands)
Americas:
United States	$529,412	$488,581
Other	670	838

Total Americas	530,082	489,419

EMEA	8,389	4,536

APAC	14,565	14,408

Total long-term assets	$533,036	$508,363

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

No customer accounted for 10% or more of consolidated revenues or accounts receivable in 2005, 2004 or 2003.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

Note 15.     Network Solutions and International Affiliates

The following table shows a comparison of revenue recognized from customers in which VeriSign holds an equity investment, including International Affiliates:

	2005	2004	2003
	(In thousands)
Network Solutions	$39,725	$43,548	$3,860
International Affiliates	9,338	8,137	10,300

Total revenues recognized from customers in which VeriSign holds an equity investment	$49,063	$51,685	$14,160

VeriSign had $1.5 million, $0.7 million and $0.6 million of trade receivables from Network Solutions at December 31, 2005, 2004 and 2003, respectively. VeriSign had $10.7 million, $9.2 million and $13.5 million in trade receivables from International Affiliates at December 31, 2005, 2004 and 2003, respectively.

Note 16.     Other Income (Expense), net

The following table presents the components of other income (expense), net for years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)
Interest income	$30,041	$18,325	$7,905
Net gain (impairment) on sale of investments, net of impairments (gains)	11,310	(8,200)	(16,541)
Gain on sale of VeriSign Japan stock	—	74,925	—
Other, net	10,155	(355)	833

Total other income, net	51,506	84,695	(7,803)

Interest income is derived principally from the investment of VeriSign’s surplus cash balances. During 2005, VeriSign recognized a gain of $8.2 million on the sale of an equity investment that was previously impaired. During 2004, VeriSign sold 18,000 ordinary shares of its Tokyo-based, majority owned consolidated subsidiary, VeriSign Japan K.K., representing approximately 7% of the Company’s ownership interest, and recorded a gain of approximately $74.9 million related to the sale. Other, net includes approximately $6.0 million of other income related to a litigation settlement with a telecommunications carrier during 2005.

Note 17.     Subsequent Events

On January 10, 2006, VeriSign completed its ASR program executed on November 21, 2005. The final discounted volume weighted average price was $22.20. As a result of settling the ASR, VeriSign received an additional 482,459 shares of its common stock.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005, 2004 AND 2003

On January 9, 2006, Network Solutions repaid in full all amounts outstanding under the Secured Senior Promissory Note dated November 25, 2003. In addition, Network solutions redeemed VeriSign’s 15% equity interest in Network Solutions. Total payments received by VeriSign were approximately $50.3 million. As a result of the redemption of the membership interests, VeriSign no longer owns equity interests in any Internet domain name registrars.

On January 24, 2006, VeriSign completed its acquisition of CallVision, a Seattle, Washington-based privately-held provider of online analysis applications for mobile communications customers. The Company paid approximately $38.2 million in cash for the acquisition.

On February 13, 2006, VeriSign entered into a $75.0 million ASR agreement with Morgan Stanley & Co., Incorporated (“MSCO”). Under the ASR agreement, the Company purchased approximately 3.2 million shares of its common stock at a price per share of approximately $23.70. VeriSign acquired these shares as part of its previously announced program to repurchase up to $500 million of our common stock in open market, negotiated or block transactions. Under the ASR agreement, MSCO will purchase an equivalent number of shares of common stock in the open market from time to time until it has acquired that number. At the end of this period, VeriSign may receive, and may be required to remit, a price adjustment based upon the volume weighted average price of its common shares during the period. The purchase price adjustment can be settled, at the election of the Company, in cash or in shares of its common stock. The program is subject to a cap that will establish the maximum price per share.

On February 25, 2006, VeriSign entered into a definitive agreement to acquire Kontiki, Inc., a Mountain View, California-based privately-held provider of secure, broadband content delivery services. VeriSign has agreed to pay approximately $62.1 million in cash subject to certain closing adjustments. The acquisition is expected to close during the first quarter of 2006.

On February 28, 2006, VeriSign completed its acquisition of 3united Mobile Solutions ag (“3united”), a Vienna, Austria-based provider of wireless application services. The Company paid approximately $69.0 million in cash for the acquisition.

EXHIBITS

As required under Item 15—Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.08	Summary of Director’s Compensation Benefits, effective 10/1/05

10.28	Accelerated Share Repurchase Transaction at Discount to VWAP dated November 21, 2005 between the Registrant and Morgan Stanley & Co. Incorporated

21.01	Subsidiaries of the Registrant

23.01	Consent of Registered Independent Public Accounting Firm

31.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(a)

31.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.01	Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

32.02	Certification of Executive Vice President of Finance and Administration and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.