Form 10-Q
period 2006-03-31
VERISIGN INC/CA
filed 2006-05-10
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 28, 2006
Common stock, $.001 par value	245,139,045

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$431,250	$476,826
Short-term investments	328,183	378,006
Accounts receivable, net	265,511	271,883
Prepaid expenses and other current assets	82,828	80,079
Deferred tax assets	16,959	16,186
Current assets of discontinued operations	4,766	5,295

Total current assets	1,129,497	1,228,275

Property and equipment, net	557,005	553,036
Goodwill	1,188,009	1,071,910
Other intangible assets, net	267,045	225,302
Restricted cash and investments	50,972	50,972
Long-term note receivable	—	26,419
Other assets, net	17,307	16,985

Total long-term assets	2,080,338	1,944,624

Total assets	$3,209,835	$3,172,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$541,900	$555,458
Accrued restructuring costs	7,248	7,440
Deferred revenue	401,339	368,413
Current liabilities of discontinued operations	6,248	6,822

Total current liabilities	956,735	938,133

Long-term deferred revenue	138,089	127,175
Long-term accrued restructuring costs	10,285	10,876
Other long-term liabilities	4,263	4,995
Deferred tax liabilities	29,012	18,560

Total long-term liabilities	181,649	161,606

Total liabilities	1,138,384	1,099,739

Minority interest in subsidiaries	41,634	41,485
Commitments and contingencies
Stockholders’ equity:
Preferred stock—par value $.001 per share
Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 244,790,567 and 246,418,940 (excluding 32,657,898 and 28,981,444 shares held in treasury at March 31, 2006 and December 31, 2005, respectively)	245	246
Additional paid-in capital	23,168,617	23,205,261
Unearned compensation	—	(13,911)
Accumulated deficit	(21,127,597)	(21,147,368)
Accumulated other comprehensive loss	(11,448)	(12,553)

Total stockholders’ equity	2,029,817	2,031,675

Total liabilities and stockholders’ equity	$3,209,835	$3,172,899

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$373,604	$387,267

Costs and expenses:
Cost of revenues	138,912	122,388
Sales and marketing	90,387	126,181
Research and development	28,033	20,199
General and administrative	58,493	42,099
Restructuring and other charges (reversals)	1,459	(1,875)
Amortization of other intangible assets	28,000	22,840
Impairment of other intangible assets	1,950	—
Acquired in-process research and development	10,900	—

Total costs and expenses	358,134	331,832

Operating income	15,470	55,435
Non-operating income:
Minority interest	(647)	(1,128)
Other income, net	28,797	15,277

Income from continuing operations before income taxes	43,620	69,584
Income tax expense	24,627	24,424

Net income from continuing operations	18,993	45,160
Net income from discontinued operations	778	4,015

Net income	$19,771	$49,175

Basic net income per share from:
Continuing operations	$0.08	$0.18
Discontinued operations	—	0.01

Net income	$0.08	$0.19

Diluted net income per share from:
Continuing operations	$0.08	$0.17
Discontinued operations	—	0.02

Net income	$0.08	$0.19

Shares used in per share computation:
Basic	245,603	253,989

Diluted	248,905	262,434

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$19,771	$49,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,444	20,804
Amortization of other intangible assets	28,000	22,840
Impairment of other intangible assets	1,950	—
Acquired in-process research and development	10,900	—
Provision for doubtful accounts	(650)	575
Stock-based compensation	15,146	880
Non-cash restructuring and other charges	16	106
Net gain on sale and impairment of investments	(21,274)	(96)
Dividend income from investment	—	(2,180)
Minority interest in net income of subsidiary	647	1,128
Tax benefit associated with stock options	—	3,091
Deferred income taxes	(3,298)	(2,038)
Loss on disposal of property and equipment	—	127
Changes in operating assets and liabilities:
Accounts receivable	17,525	(59,993)
Prepaid expenses and other current assets	(2,930)	(13,543)
Accounts payable and accrued liabilities	(38,127)	16,286
Deferred revenue	41,601	36,698

Net cash provided by operating activities	93,721	73,860

Cash flows from investing activities:
Purchases of investments	(38,353)	(78,795)
Proceeds from maturities and sales of investments	86,054	51,899
Purchases of property and equipment	(26,813)	(17,054)
Cash paid in business combinations, net of cash acquired	(166,458)	—
Net proceeds received on long-term note receivable and investment	47,786	20,000
Other assets	—	(3,298)

Net cash used in investing activities	(97,784)	(27,248)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	29,926	14,014
Change in net assets of subsidiary	(494)	400
Repurchase of common stock	(75,000)	—
Excess tax benefits from stock-based compensation	5,840	—
Repayment of long-term liabilities	(824)	(550)

Net cash (used in) provided by financing activities	(40,552)	13,864

Effect of exchange rate changes on cash and cash equivalents	287	(1,740)

Net (decrease) increase in cash and cash equivalents	(44,328)	58,736
Cash and cash equivalents at beginning of period	476,826	330,641

Cash and cash equivalents at end of period	$432,498	$389,377
Cash and cash equivalents of discontinued operations	(1,248)	(1,511)

	$431,250	$387,866

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	$(586)	$5,324

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds received	$6,955	$9,735

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared by VeriSign, Inc. and its subsidiaries (“VeriSign” or the “Company”) in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

VeriSign accounted for the November 2005 sale of its payment gateway business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets”. Accordingly, the condensed consolidated financial statements have been reclassified for all periods presented to reflect its payment gateway business as discontinued operations. Unless noted otherwise, discussions in the notes to condensed consolidated financial statements pertain to continuing operations.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Stock-based Compensation

Prior to January 1, 2006, VeriSign accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at fair value on date of grant based on the number of shares granted and the quoted price of the Company’s common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS 123R”), “Share-Based Payment”. SFAS 123R replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and superseded APB 25. VeriSign elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period under the pro forma provisions of SFAS 123.

The adoption of SFAS 123R had a material effect on VeriSign’s condensed consolidated statements. See Note 2, “Stock-Based Compensation” for further information regarding stock-based compensation assumptions and expenses.

Note 2. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. See Note 1 for a description of VeriSign’s adoption of SFAS 123R.

Stock Option Plans

As of March 31, 2006, a total of 55,179,165 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

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

The 2001 Stock Incentive Plan (“2001 Plan”) authorizes the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2005, no restricted stock awards have been made under the 2001 Plan. Options may be granted at an exercise price not less than the par value of VeriSign’s common stock on the date of grant. All options are granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. The 2001 Plan provides that on January 1 of each year beginning in 2002, the number of shares available for grant thereunder will automatically be increased by an amount equal to 2% of the outstanding common shares on the immediately preceding December 31.

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

1998 Employee Stock Purchase Plan

As of March 31, 2006, VeriSign has reserved 15,125,260 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31.

Stock-based Compensation

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation recognized on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006:

March 31, 2006
(In thousands, except per share data)
Stock-based compensation:
Cost of revenue	$3,781
Sales and marketing	3,121
Research and development	2,152
General and administrative	6,092

Total stock-based compensation	$15,146
Tax benefit associated with stock-based compensation expense	—

Net effect of stock-based compensation expense on net income	$15,146

Net effect of stock-based compensation expense on net income per share:
Basic	$0.06

Diluted	$0.06

Prior to the adoption of SFAS 123(R), the Company presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 VeriSign reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, VeriSign classified the $5.8 million in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statements of cash flows for the three months ended March 31, 2006. Compensation cost capitalized as part of property and equipment was not material for the period.

As of March 31, 2006, total unrecognized compensation cost related to unvested stock options and restricted stock awards was $96.0 million and is expected to be recognized over a weighted-average period of 2.5 years.

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and Purchase Plan options. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The following table sets forth the assumptions used to estimate the fair value of the stock options and Purchase Plan options for each period presented:

	Three Months Ended March 31,
	2006	2005
Stock options:
Volatility	37%	77%
Risk-free interest rate	4.29 – 4.71%	3.61%
Expected term	3.0 – 4.6 years	3.1 years
Dividend yield	zero	zero
Purchase Plan options:
Volatility	32 – 42%	47%
Risk-free interest rate	4.40 – 4.47%	2.24%
Expected term	1.25 years	1.25 years
Dividend yield	zero	zero

Under SFAS 123R, VeriSign’s expected volatility is based on the combination of historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise and/or cancellation of options. VeriSign does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under FAS 123R, VeriSign estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123. The Company generally did not recognize stock-based compensation expense for option grants to its employees in its consolidated statement of operations for periods prior to the adoption of SFAS 123R as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior to January 1, 2006, unearned compensation resulted primarily from vested stock options assumed in acquisitions and restricted stock units awarded to employees. The following table illustrates the effect on net income and net income per share, for the three months ended March 31, 2005, if VeriSign had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

Three months ended March 31, 2005
(In thousands, except per share data)
Net income, as reported	$49,175
Add: Amortization of unearned compensation, net of tax	568
Deduct: Stock-based compensation determined under the fair value method for all awards, net of tax	(16,389)

Pro forma net income from continuing operations	$33,354

Basic:
As reported	$0.19
Pro forma stock-based compensation	(0.06)

Pro forma net income per share	$0.13

Diluted:
As reported	$0.19
Pro forma stock-based compensation	(0.06)

Pro forma net income per share	$0.13

General Option Information

The following table summarizes stock option activity for the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004:

	Three Months Ended March 31, 2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	35,638,232	$31.51	32,878,169	$36.87	31,999,664	$36.87
Assumed in business combinations	210,994	3.14	1,645,508	3.71	687,659	4.79
Granted	1,656,567	23.07	10,053,156	25.95	9,156,123	20.20
Exercised	(1,429,238)	13.43	(5,343,504)	11.48	(4,391,205)	11.04
Forfeited	(1,154,820)	67.62	(2,919,635)	35.84	(3,971,347)	46.19
Expired	(314,817)	26.50	(675,462)	126.32	(602,725)	44.62

Outstanding at end of period	34,606,918	30.53	35,638,232	31.51	32,878,169	33.74

Exercisable at end of period	24,873,929	35.56	26,404,992	41.36	17,085,569	48.19

Weighted-average fair value of options granted during the period		$7.08		$10.80		$10.80
Total intrinsic value of options exercised during the period (in thousands)		$14,044		$78,731		$49,580

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 0.09–$ 10.00	1,870,599	5.45 years	$4.82	1,045,589	4.55 years	$5.32
$ 10.08–$ 13.65	3,338,488	4.20 years	11.81	2,253,625	4.00 years	11.43
$ 13.79	2,511,486	3.45 years	13.79	2,277,278	3.13 years	13.79
$ 14.06–$ 19.90	6,035,638	5.62 years	17.16	2,179,209	5.76 years	17.05
$ 20.28–$ 24.81	4,951,855	5.79 years	22.77	1,244,203	2.87 years	22.76
$ 25.33–$ 29.95	8,552,574	6.10 years	26.78	8,527,747	6.09 years	26.78
$ 30.08–$ 38.92	3,139,533	2.99 years	35.02	3,139,533	2.99 years	35.02
$ 40.08–$ 59.40	1,719,038	4.43 years	53.62	1,719,038	4.43 years	53.62
$ 61.75–$ 97.80	809,215	1.56 years	81.40	809,215	1.56 years	81.40
$112.38–$149.50	447,179	1.19 years	143.22	447,179	1.19 years	143.22
$151.25–$253.00	1,231,313	1.36 years	159.04	1,231,313	1.36 years	159.04

	34,606,918	4.86 years	$30.53	24,873,929	4.40 years	$35.56

Intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares. The closing price of VeriSign’s stock was $23.99 on March 31, 2006, as reported by the Nasdaq National Market. The aggregate intrinsic value of stock options outstanding and stock options exercisable with an exercise price below $23.99 as of March 31, 2006 was $149.5 million and $87.8 million, respectively. The intrinsic value of shares vested during the three months ended March 31, 2006 was $11.2 million.

The following table summarizes unvested restricted stock award activity for the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004:

	Three Months Ended March 31, 2006		2005		2004
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	322,433	$27.97	275,000	$22.20	150,000	$12.88
Granted	41,703	22.74	222,683	25.26	125,000	33.38
Released	(1,563)	33.38	(166,250)	14.88	—	—
Forfeited	—	—	(9,000)	26.40	—	—

Unvested at end of period	$362,573	$27.35	322,433	$27.97	275,000	$22.20

The total fair value of vested restricted stock awards at March 31, 2006 and December 31, 2005 was $2.5 million.

Upon exercise of stock options or vesting of restricted stock awards, VeriSign will issue common stock. To cover the minimum statutory tax withholding requirements, the Company will place a sufficient portion of vested restricted stock awards into treasury and make a cash payment to the Internal Revenue Service and state tax authorities to cover the applicable withholding taxes.

Stock Option Acceleration

On December 29, 2005, the Board of Directors of VeriSign approved the acceleration of the vesting of unvested and “out-of-the-money” stock options that had an exercise price per share in excess of $24.99, all of which were previously granted under VeriSign’s stock option plans and that were outstanding on December 29, 2005. Options to purchase approximately 8.8 million shares of common stock or 47% of the total outstanding unvested options on December 29, 2005 were subject to the acceleration. The options accelerated included certain options previously granted to executive officers and directors of VeriSign.

The acceleration was accompanied by restrictions imposed on any shares purchased through the exercise of accelerated options. Those restrictions will prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time).

The purpose of the accelerated vesting was to enable the Company to reduce compensation expense associated with these options in future periods, beginning with the first quarter of 2006, in its consolidated financial statements, pursuant to SFAS 123R. As a result of the acceleration, VeriSign expects to reduce the stock-based compensation expense it otherwise would have been required to record by approximately $27.7 million in 2006. The acceleration of the vesting of these options did not result in a charge to expenses in 2005.

Note 3. Business Combinations

CallVision

On January 24, 2006, VeriSign completed its acquisition of CallVision, Inc. (“CallVision”), a Seattle, Washington-based privately-held provider of online analysis applications for mobile communications customers. VeriSign’s purchase price of $38.9 million for all of the outstanding capital stock and vested options of CallVision consisted of approximately $38.2 million in cash consideration and $0.4 million in direct transaction costs. VeriSign also assumed $0.3 million of unvested stock options of CallVision. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. CallVision’s results of operations have been included in the consolidated financial statements from the date of acquisition. CallVision’s results of operations for periods prior to the date of acquisition were not material when compared with VeriSign’s consolidated results. As a result of the acquisition of CallVision, VeriSign recorded goodwill of $18.3 million and intangible assets of $12.5 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to provide online customer self-service with a single view of billing across multiple systems and vendors. None of the goodwill for CallVision is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of CallVision is 6.3 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process research and development acquired in the CallVision acquisition consisted primarily of research and development efforts required for the completion of all planning, design, development, and test activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance.

VeriSign determined the fair value of the acquired in-process research and development by estimating the projected cash flows related to the project or service and future revenues to be earned upon commercialization of the service. VeriSign discounted the resulting cash flows back to their net present values. VeriSign based the net cash flows from such projects on its analysis of the respective markets and estimates of revenues and operating profits related to these projects. The in-process research and development is expensed upon acquisition because they have no future alternative uses.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of CallVision was as follows:

	January 24, 2006	Amortization Period
	(In thousands)	(Years)
Current assets	$10,743	—
Long-term assets	1,044	—
Goodwill	18,250	—
Customer relationships	4,700	8
Existing technology	2,290	4
Core technology	2,600	8
Non-compete agreement	620	2
In-process research and development	500	—
Customer contracts	1,800	3-4

Total assets acquired	42,547

Liabilities assumed	(3,599)

Net assets acquired	$38,948

3United

On February 28, 2006, VeriSign completed its acquisition of 3united Mobile Solutions ag (“3united”), a Vienna, Austria-based provider of wireless application services. VeriSign’s purchase price of $71.2 million for approximately 99.8% of the outstanding capital stock of 3united consisted of approximately $70.1 million in cash consideration, and $1.1 million in direct transaction costs. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. 3united’s results of operations have been included in the consolidated financial statements from the date of acquisition. 3united’s results of operations for periods prior to the date of acquisition were not material when compared with VeriSign’s consolidated results. As a result of the acquisition of 3united, VeriSign recorded goodwill of $48.3 million and intangible assets of $26.7 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to bundle different applications to engage and drive consumers to higher value services such as content, chat or mCommerce. Under Austrian tax law a portion of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of 3united is 6.6 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of 3united was as follows:

	February 28, 2006	Amortization Period
	(In thousands)	(Years)
Current assets	$8,365	—
Long-term assets	372	—
Goodwill	48,316	—
Customer relationships	5,050	7
Existing technology	9,720	6
Core technology	8,200	8
Development contracts	2,810	6
Non-compete agreement	450	2
Trade name	160	1
Order backlog	340	1

Total assets acquired	83,783

Liabilities assumed	(12,606)

Net assets acquired	$71,177

Kontiki

On March 14, 2006, VeriSign completed its acquisition of Kontiki, Inc. (“Kontiki”), a Sunnyvale, California-based provider of broadband content services. VeriSign’s purchase price of $60.1 million for all of the outstanding capital stock and vested options of Kontiki consisted of approximately $57.1 million in cash consideration and $2.3 million in direct transaction costs. VeriSign also assumed $0.7 million of unvested stock options of Kontiki. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Kontiki’s results of operations have been included in the consolidated financial statements from the date of acquisition. Kontiki’s results of operations for periods prior to the date of acquisition were not material when compared with VeriSign’s consolidated results. As a result of the acquisition of Kontiki, VeriSign recorded goodwill of $25.5 million and intangible assets of $33.5 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to expedite large file downloads on the Internet. None of the goodwill for Kontiki is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Kontiki is 6.4 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process research and development acquired in the Kontiki acquisition consisted primarily of research and development efforts required for the completion of all planning, design, development, and test activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance.

VeriSign determined the fair value of the acquired in-process research and development by estimating the projected cash flows related to the project or service and future revenues to be earned upon commercialization of the service. VeriSign discounted the resulting cash flows back to their net present values. VeriSign based the net cash flows from such projects on its analysis of the respective markets and estimates of revenues and operating profits related to these projects. The in-process research and development is expensed upon acquisition because they have no future alternative uses.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of Kontiki was as follows:

	March 14, 2006	Amortization Period
	(In thousands)	(Years)
Current assets	$4,406	—
Long-term assets	184	—
Goodwill	25,476	—
Customer relationships	6,100	8
Existing technology	7,000	7
Core technology	3,000	7
In-process research and development	10,000	—
Non-compete agreement	1,600	2
Trade name	5,400	5
Customer contracts	400	1

Total assets acquired	63,566

Liabilities assumed	(3,472)

Net assets acquired	$60,094

Other Acquisitions

In addition to the above, VeriSign also acquired two other companies during the three months ended March 31, 2006 for an aggregate purchase price of approximately $23.4 million. These acquisitions were not material on an individual basis or in the aggregate.

Note 4. Discontinued Operations

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

The Company determined that the disposed payment gateway business should be accounted for as discontinued operation in accordance with SFAS 144, “Accounting for the Disposal of or Impairment of Long-Lived Assets”. Consequently, the results of operations of the payment gateway business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented as discontinued operations.

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

The following table represents revenues from the disposed payment gateway business and the components of earnings from discontinued operations for the years ended December 31, 2005, 2004 and 2003:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenues (1)	$(52)	$13,724

Income from disposed payment gateway business (2)	778	5,977
Income tax expense	—	1,962

Net income from discontinued operations	$778	$4,015

(1)	Revenue for the three months ended March 31, 2006 was as a result of credit memos issued for prior payment services transactions
(2)	Fees paid by PayPal for certain transitional network and customer support services provided by VeriSign are recorded as an offset to the respective costs and expenses for the three months ended March 31, 2006

The following table presents the carrying amounts of major classes of assets and liabilities relating to the payment gateway business at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In thousands)
Assets:
Cash and cash equivalents	$1,248	$1,834
Accounts receivable, net	3,518	1,931
Prepaid expenses and other current assets	—	1,530

Total current assets of discontinued operations	4,766	5,295

Liabilities:
Accounts payable and accrued liabilities	$6,248	$6,822

Total current liabilities of discontinued operations	6,248	6,822

Note 5. Restructuring and Other Charges

Below is a comparison of the restructuring and other charges for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
2003 Restructuring Plan charges (reversals)	$834	$(2,083)
2002 Restructuring Plan charges	625	208

Total restructuring and other charges (reversals)	$1,459	$(1,875)

2003 Restructuring Plan

In November 2003, VeriSign initiated a restructuring plan related to the sale of its Network Solutions business and the realignment of other business units. The restructuring plan resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment, and other charges. To date, VeriSign has recorded $58.0 million in restructuring charges under its 2003 restructuring plan.

Net restructuring and other charges (reversals) associated with the 2003 restructuring plan for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Workforce reduction	$(107)	$(1)
Excess facilities	955	(1,991)
Exit costs	(13)	(56)

Subtotal	835	$(2,048)
Other charges	(1)	(35)

Total restructuring and other charges (reversals)	$834	$(2,083)

During the three months ended March 31, 2006, VeriSign recorded restructuring charges of approximately $1.0 million for non-cancelable lease costs relating to previously abandoned excess facilities. During the three months ended March 31, 2005, VeriSign recorded a net reversal of $2.0 million related to excess facilities primarily in connection with a decision to utilize and build a facility that VeriSign had treated as abandoned under its 2003 restructuring plan and for which it had previously recorded a restructuring charge.

At March 31, 2006, the accrued restructuring costs associated with the 2003 restructuring plan were $11.7 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2005	Reversals and Adjustments to Restructuring Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at March 31, 2006
Workforce reduction	$107	$(107)	$—	$—	$—
Excess facilities	12,099	955	—	(1,361)	11,693
Exit costs	—	(13)	13	—	—

Subtotal	$12,206	$835	$13	$(1,361)	$11,693
Other charges	21	(1)	—	(11)	9

Total restructuring and other charges	$12,227	$834	$13	$(1,372)	$11,702

Included in current portion of accrued restructuring costs	$4,579				$4,365

Included in long-term portion of accrued restructuring costs	$7,648				$7,337

2002 Restructuring Plan

In April 2002, VeriSign initiated a plan to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-offs of abandoned property and equipment, and other charges. To date, VeriSign has recorded $110.8 million in restructuring charges under its 2002 restructuring plan.

Restructuring charges associated with the 2002 restructuring plan for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Excess facilities	$624	$208
Exit costs	1	—

Total restructuring charges	$625	$208

During the three months ended March 31, 2006 and 2005, VeriSign adjusted its sublease income estimates for certain facilities resulting in additional restructuring charges for abandoned excess facilities.

At March 31, 2006, the accrued restructuring costs associated with the 2002 restructuring plan were $5.8 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2005	Reversals and Adjustments to Restructuring Charges	Non-Cash Reductions to the Accrual	Cash Payments	Accrued Restructuring Costs at March 31, 2006
Excess facilities	$5,955	$624	$2	$(886)	$5,695
Exit costs	134	1	1	—	136

Total restructuring charges	$6,089	$625	$3	$(886)	$5,831

Included in current portion of accrued restructuring costs	$2,861				$2,883

Included in long-term portion of accrued restructuring costs	$3,228				$2,948

Cash payments totaling approximately $37.9 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through June 2014. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2006 (remaining 9 months)	5,941	(312)	5,629
2007	6,612	(1,750)	4,862
2008	3,943	(2,061)	1,882
2009	3,015	(2,077)	938
2010	3,021	(2,092)	929
2011	3,027	(2,108)	919
Thereafter	7,574	(5,345)	2,229

	$33,133	$(15,745)	$17,388

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the three months ended March 31, 2006:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
Balance at December 31, 2005	$303,242	$768,668	$1,071,910
CallVision acquisition	—	18,250	18,250
Kontiki acquisition	—	25,473	25,473
3United acquisition	—	48,316	48,316
Other acquisitions and adjustments	24,060	—	24,060

Balance at March 31, 2006	$327,302	$860,707	$1,188,009

Purchased goodwill is not amortized but is subject to testing for impairment on at least an annual basis. VeriSign performed its annual impairment test as of June 30, 2005. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets are valued using the income approach. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There was no impairment charge to goodwill and other intangible assets from the annual impairment tests conducted in the second quarter of 2005.

VeriSign’s other intangible assets are comprised of:

	As of March 31, 2006
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$448,283	$(310,403)	$137,880
Technology in place	201,056	(120,881)	80,175
Carrier relationships	27,700	(8,425)	19,275
Non-compete agreement	23,518	(15,130)	8,388
Trade name	25,424	(5,847)	19,577
Other	2,293	(543)	1,750

Total other intangible assets	$728,274	$(461,229)	$267,045

	As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$421,707	$(293,312)	$128,395
Technology in place	166,355	(114,650)	51,705
Carrier relationships	27,700	(7,271)	20,429
Non-compete agreement	20,828	(12,679)	8,149
Trade name	19,870	(4,856)	15,014
Other	1,950	(340)	1,610

Total other intangible assets	$658,410	$(433,108)	$225,302

Fully amortized other intangible assets are not included in the above tables. For the three months ended March 31, 2006 and 2005, amortization of other intangible assets was $28.0 million and $22.8 million, respectively.

Estimated future amortization expense related to other intangible assets at March 31, 2006 is as follows:

(In thousands)
2006 (remaining 9 months)	77,256
2007	89,749
2008	34,224
2009	28,235
2010	17,322
2011	9,095
Thereafter	11,164

$267,045

Impairment of other intangible assets

During the three months ended March 31, 2006, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

Note 7. Restricted Cash and Investments

As of March 31, 2006, restricted cash and investments includes $45.0 million of cash related to a trust established during 2004 for VeriSign’s director and officer liability self-insurance coverage. Additionally, as of March 31, 2006 and December 31, 2005, VeriSign has pledged approximately $6.0 million as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Note 8. Comprehensive Income

Comprehensive income consists of net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net income	$19,771	$49,175
Change in unrealized gain (loss) on investments, net of tax	73	(2,300)
Foreign currency translation adjustments	1,032	(1,372)

Comprehensive income	$20,876	$45,503

Note 9. Calculation of Net Income Per Share

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

The following table represents the computation of basic and diluted net income per share:

	Three months ended March 31,
	2006	2005
Net income:
Net income from continuing operations	$18,993	$45,160
Net income from discontinued operations	778	4,015

Net income	$19,771	$49,175

Weighted-average shares:
Weighted-average common shares outstanding	245,603	253,989
Weighted-average potential common shares outstanding:
Stock options	2,866	8,074
Employee stock purchases	91	96
Unvested restricted stock and restricted stock units	345	275

Shares used to compute diluted net income per share	248,905	262,434

Net income per share:
Basic:
Net income from continuing operations	$0.08	$0.18
Net income from discontinued operations	—	0.01

	$0.08	$0.19

Diluted:
Net income from continuing operations	$0.08	$0.17
Net income from discontinued operations	—	0.02

	$0.08	$0.19

For the three months ended March 31, 2006 and 2005, VeriSign excluded 17,930,882 and 9,924,135 weighted-average stock options, respectively, with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period with a weighted-average exercise price of $46.61 and $75.05, respectively, because their effect would have been anti-dilutive. Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period.

Note 10. Commitments and Contingencies

Legal proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s condensed consolidated financial position and results of operations.

Indemnification

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. To date, VeriSign has not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at March 31, 2006 or December 31, 2005.

At the Company’s discretion and in the ordinary course of business, VeriSign subcontracts the performance of certain services. VeriSign enters into indemnification agreements that indemnify customers against damage caused by VeriSign’s employees and subcontractors. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. The Company maintains insurance policies that may enable VeriSign to recover a portion of any such claim. VeriSign has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at March 31, 2006 or December 31, 2005.

Note 11. Segment Information

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

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended March 31, 2006:
Revenues	$176,641	$196,963	$—	$373,604
Cost of revenues	38,199	89,251	11,462	138,912

Gross margin	$138,442	$107,712	$(11,462)	$234,692

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended March 31, 2005:
Revenues	$145,358	$241,909	$—	$387,267
Cost of revenues	32,366	81,388	8,634	122,388

Gross margin	$112,992	$160,521	$(8,634)	$264,879

Geographic information

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Americas:
United States	$262,255	$214,112
Other (1)	8,916	5,465

Total Americas	271,171	219,577
EMEA (2)	77,497	146,229
APAC (3)	24,936	21,461

Total revenues	$373,604	$387,267

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

VeriSign operates in the United States, Canada, Latin America, Europe, Japan, Australia, South Africa, and India. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Dulles, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

The following table shows a comparison of property and equipment, net of accumulated depreciation by geographic region for each period presented:

	March 31, 2006	December 31, 2005
	(In thousands)
Americas:
United States	$532,511	$529,412
Other	1,162	670

Total Americas	533,673	530,082

EMEA	8,479	8,389

APAC	14,853	14,565

Total long-lived assets	$557,005	$553,036

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Note 12. Income Taxes

For the three months ended March 31, 2006 and 2005, VeriSign recorded income tax expense of $24.6 million and $24.4 million, respectively.

VeriSign has not recorded a benefit for U.S. federal and state deferred tax assets due to the uncertainty of their realization. In assessing such realization, management considers whether, under SFAS 109, “Accounting for Income Taxes”, it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of March 31, 2006, VeriSign does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. However, depending on the Company’s continued ability to achieve profitability, and on the impact of SFAS 123R, it may have sufficient evidence in 2006 to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in 2006 from a reduction of its deferred tax asset valuation allowance.

Note 13. Network Solutions

During the first quarter of 2006, Network Solutions repaid in full all amounts outstanding under the Secured Senior Promissory Note dated November 25, 2003. In addition, Network Solutions redeemed VeriSign’s 15% equity interest in Network Solutions. Net payments received by VeriSign were approximately $47.8 million. As a result of the redemption of the membership interests, VeriSign no longer owns equity interests in any Internet domain name registrars. See Note 15 for further information.

Note 14. Repurchase of Common Stock

2005 Stock Repurchase Program

On August 2, 2005, the Board of Directors of VeriSign authorized a $500 million stock repurchase program to purchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades.

During the three months ended March 31, 2006, VeriSign settled its $250 million Accelerated Share Repurchase (“ASR”) agreement executed in the fourth quarter of 2005. As a result of settling the ASR, VeriSign received an additional 482,459 shares of its common stock.

During the three months ended March 31, 2006, VeriSign entered into a new $75.0 million ASR agreement to purchase approximately 3.2 million shares of its common stock at a price per share of approximately $23.70.

The following table sets forth the stock purchases made under the 2005 stock repurchase program during the three months ended March 31, 2006.

	2006
	(In thousands, except per share data)
Three months ended:
Shares repurchased	3,647
Average purchase price per share	$23.50	(1)
Aggregate purchase price	$75,000

(1)	Based on volume weighted average prices of repurchases.

At March 31, 2006, approximately $44.7 million remained available for future repurchases under the 2005 stock repurchase program.

2001 Stock Repurchase Program

In 2001, the Board of Directors of VeriSign authorized the use of up to $350 million to repurchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. During the three months ended March 31, 2005, no shares were repurchased.

VeriSign completed the 2001 stock repurchase program during the third quarter of 2005.

Note 15. Other Income, Net

The following table presents the components of other income, net for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Interest income	$7,623	$7,008
Net gain on sale of investments, net of impairments	21,274	96
Other, net	(100)	8,173

Total other income, net	$28,797	$15,277

Interest income is derived principally from the investment of VeriSign’s surplus cash balances. Net gain on sale of investment for the three months ended March 31, 2006 includes approximately $21.3 million of gain on sale of VeriSign’s remaining equity stake, in Network Solutions, that was previously written off. During the three months ended March 31, 2005, VeriSign recorded approximately $6.0 million of other income related to a litigation settlement with a telecommunications carrier.

Note 16. Subsequent Events

On April 10, 2006, VeriSign entered into a 90-day term loan credit facility for $200 million to be used for general corporate purposes including mergers and acquisitions and stock repurchases. This facility contains financial covenants requiring us to maintain minimum leverage and interest coverage ratios as well as other non-financial covenants. Under this facility, VeriSign has the option to pay interest based on the Base Rate or Eurodollar Rate plus a spread. As a result, VeriSign’s interest expense associated with borrowings under this credit facility will vary with market interest rates. The Company borrowed $100 million in April 2006 against this credit facility.

On May 1, 2006, VeriSign completed its acquisition of m-Qube, Inc., a Watertown, Massachusetts-based mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services. VeriSign paid a net purchase price of approximately $250 million for the acquisition.

From time to time, in order to manage its working capital needs, VeriSign may enter into transactions under a repurchase agreement with a financial institution. These repurchase agreements are collateralized short-term loans for which the collateral may be a Treasury security or federal agency security held by the Company. In April 2006, the Company entered into such a transaction for approximately $74 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 13, 2006. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign, Inc. is a leading provider of intelligent infrastructure services that enable and protect billions of interactions everyday across the world’s voice and data networks. Our business consists of two reportable segments: the Internet Services Group and the Communications Services Group.

During the first quarter of 2006, growth in domain name registrations and renewals and increased IT spending and e-commerce activity in the U.S. and Europe led to growth in revenues and deferred revenues for our Internet Services Group. The Internet Services Group recorded revenues of $176.6 million during the first quarter. Communications Services Group revenues for the period were $197.0 million. Content services contributed approximately $77.5 million of revenues to the Communications Services Group’s results. Revenues from communications services, which include our network services and database products, and revenues from commerce services, which include our billing and payments services and clearing and settlement services, together accounted for $119.4 million of the Communications Services Group’s revenues in the period.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 94% of the revenues during the first quarter of 2006 were derived from the sale of registry services, managed authentication and security services, and web certificates. In the Communications Services Group, approximately 80% of the revenues were derived from the sale of content services, signaling services, SS7 connectivity, billing services, and calling name services during the same period.

Critical accounting policies and significant management estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to stock-based compensation, revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring, royalty liabilities, and deferred taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our condensed consolidated financial statements:

Stock-based compensation

Effective January 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.

123R (“SFAS 123R”), “Share-Based Payment”. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, we will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted based on observed and expected time to post-vesting exercise and/or cancellations. Expected volatility is based on the combination of historical volatility of our common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized under SFAS 123R for the three months ended March 31, 2006 was $15.1 million.

See Note 2 of our condensed consolidated financial statements for further information regarding the SFAS 123R disclosures.

Other Critical Accounting Estimates

We have made no material changes to our other critical accounting policies, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues for the three months ended March 31, 2006 and 2005 is presented below.

	2006	2005	Change
	(Dollars in thousands)
Three months ended:
Internet Services Group	$176,641	$145,358	22%
Communications Services Group	196,963	241,909	(19)%

Total revenues	$373,604	$387,267	(4)%

Internet Services Group

Internet Services Group revenues increased $31.3 million for the three months ended March 31, 2006, primarily due to an increase in our information services revenues of $18.9 million as a result of an increase in the number of active domain names ending in .com and .net under management. In addition, our security services revenues increased $12.4 million for the period, as a result of increased managed security services revenues and as a result of a higher installed base of digital certificates.

The following table compares active domain names ending in .com and .net managed by our naming and directory services business and the approximate installed base of Web site digital certificates in our commerce site services business as of March 31, 2006 and 2005:

	March 31,		% Change
	2006	2005
Active domain names ending in .com and .net	54.0 million	41.4 million	30%
Installed base of Web site digital certificates	508,000	462,000	10%

We expect Internet Services Group revenues will continue to grow during the second quarter of 2006 as demand for our information services and security services is expected to grow.

Communications Services Group

Communications Services Group revenues decreased approximately $44.9 million for the three months ended March 31, 2006 as compared to the same period last year, primarily due to a decrease in revenues of $65.5 million from content services. Commerce revenues, which include our billing and payments services and clearing and settlement services, increased approximately $4.7 million for the three months ended March 31, 2006, compared with the same period last year, due to carrier subscriber growth partially offset by consolidation of certain clearing services customers and reduced pricing on contracts. Revenues from network services and database products, increased approximately $15.9 million for the three months ended March 31, 2006, compared with the same period last year, as a result of an overall increase in transaction volumes offset by lower prices for some services.

The following table shows a comparison of the approximate number of quarterly database queries as of March 31, 2006 and 2005:

	March 31,		% Change
	2006	2005
Quarterly database queries	14.9 billion	12.8 billion	16%

Compared to the first quarter of 2006, we expect Communication Services Group revenues to remain flat during the second quarter.

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following tables show a comparison of our revenues by geographic region for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		% Change
	2006	2005
	(Dollars in thousands)
Americas:
United States	$262,255	$214,112	22%
Other (1)	8,916	5,465	63%

Total Americas	271,171	219,577	23%
EMEA (2)	77,497	146,229	(47)%
APAC (3)	24,936	21,461	16%

Total revenues	$373,604	$387,267	(4)%

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $51.6 million in the Americas region in the three months ended March 31, 2006 compared to the same period last year, primarily due to increased information services and content services revenues in the U.S. Revenues in the EMEA region decreased $68.7 million in the same period primarily due to a decrease in revenues from our content services business. APAC revenues increased $3.5 million in the three months ended March 31, 2006 compared to the same period last year, primarily due to growth in our content services business in the APAC region.

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

We expect cost of revenues to increase in absolute dollars in the second quarter of 2006 as compared to the first quarter. We expect cost of revenues as a percentage of revenues to remain flat during the second quarter of 2006.

A comparison of cost of revenues for the three months ended March 31, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Cost of revenues	$138,912	$122,388	14%
Percentage of revenues	37%	32%
Employee headcount	1,884	1,447

Cost of revenues increased $16.5 million for the three months ended March 31, 2006 as compared to the same period last year, primarily due to an increase in salary and employee benefit costs of approximately $13.1 million from increased headcount related to content services and acquisitions and stock-based compensation expense related to employee stock options and employee stock purchases recorded in accordance with SFAS 123R. Contract and professional services expenses increased $7.9 million primarily due to increased use of our third party customer support services and increased use of outside services to support new product initiatives. Equipment and software related expenses increased approximately $2.7 million primarily due to an increase in hardware maintenance costs, software licenses and depreciation expense. Retailer commissions relating to content services increased $2.3 million. These increases were partially offset by a decrease in direct cost of revenues of approximately $8.7 million related to our content services business due to a decrease in revenues.

As a percentage of revenues, cost of revenues increased for the three months ended March 31, 2006 compared to the same period last year primarily due to the increase in cost of revenues coupled with the decrease in revenues.

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

We expect sales and marketing expenses to decrease in absolute dollars and decrease as a percentage of revenues during the second quarter of 2006.

A comparison of sales and marketing expenses for the three months ended March 31, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Sales and marketing	$90,387	$126,181	(28)%
Percentage of revenues	24%	33%
Employee headcount	846	672

Sales and marketing expenses decreased approximately $35.8 million for the three months ended March 31, 2006 as compared to the same period last year primarily due to a decrease in content services advertising and marketing spending of approximately $34.5 million. Corporate marketing expenses decreased approximately $2.2 million due to a decrease in corporate brand advertising. Printing expenses decreased approximately $1.4 million. These increases were partially offset by an increase in salary and employee benefit costs of approximately $3.1 million attributable to stock-based compensation expense related to employee stock options and employee stock purchases recorded during the quarter in accordance with SFAS 123R. Employee headcount increased during the three months ended March 31, 2006 as compared to the same period last year as a result of additional employees from our business acquisitions.

As a percentage of revenues, sales and marketing expenses decreased for the three months ended March 31, 2006 compared to the same period last year primarily due to decreased advertising and marketing spending during the first quarter of 2006.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

We believe that continued development of new and enhanced services and technologies are necessary to maintain our leadership position in the marketplace. Accordingly, we intend to continue to recruit experienced research and development personnel both domestically and internationally and to make other investments in research and development. We expect research and development expenses to increase modestly in absolute dollars and increase as a percentage of revenues during the second quarter of 2006.

A comparison of research and development expenses for the three months ended March 31, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Research and development	$28,033	$20,199	39%
Percentage of revenues	8%	5%
Employee headcount	818	446

Research and development expenses increased approximately $7.8 million for the three months ended March 31, 2006 as compared to the same period last year primarily as a result of an increase of approximately $7.7 million in salary and employee benefit costs attributable to an increase in the number of employees in the Communication Services Group. Stock-based compensation expense increased approximately $2.1 million due to our adoption of SFAS 123R during the current quarter.

As a percentage of revenues, research and development expenses increased for the three months ended March 31, 2006 compared to the same period last year primarily due to an increase in salary and employee benefit costs attributable to an increase in the number of employees.

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

We expect general and administrative expenses to remain flat in absolute dollars and as a percentage of overall revenues during the second quarter of 2006.

A comparison of general and administrative expenses for the three months ended March 31, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
General and administrative	$58,493	$42,099	39%
Percentage of revenues	16%	11%
Employee headcount	802	567

General and administrative expenses increased approximately $16.4 million for the three months ended March 31, 2006 as compared to the same period last year. Salary and employee benefit costs increased approximately $9.6 million due to an increase in the general and administrative employee headcount coupled with the increase in stock-based compensation expense related to employee stock options and employee stock purchases as required under SFAS 123R. Rent expense increased approximately $3.3 million primarily attributable to leases on new facilities. Contract and professional services increased approximately $3.2 million compared to the same period last year, primarily due to an increase in services related to audit, tax and Sarbanes-Oxley compliance. Depreciation expense increased $1.6 million primarily due to depreciation related to hardware and software placed in service during the third and fourth quarters of 2005.

As a percentage of revenues, general and administrative expenses increased for the three months ended March 31, 2006 compared to the same period last year primarily due to the increase in general and administrative expenses coupled with the decrease in revenues.

Restructuring and other (reversals) charges

Below is a comparison of the restructuring and other charges for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,		% Change
	2006	2005
	(Dollars in thousands)
2003 Restructuring Plan charges (reversals)	$834	$(2,083)	140%
2002 Restructuring Plan charges	625	208	200%

	$1,459	$(1,875)	178%

The changes in restructuring and other charges (reversals) are primarily due to the timing of our restructuring initiatives.

2003 Restructuring Plan. In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. During the three months ended March 31, 2006, we recorded restructuring charges of approximately $1.0 million for non-cancelable lease costs relating to abandoned excess facilities. During the three months ended March 31, 2005, we recorded a net reversal of $2.0 million related to excess facilities primarily in connection with a decision to utilize and build a facility that we had treated as abandoned under our 2003 restructuring plan and for which we had previously recorded a restructuring charge.

2002 Restructuring Plan. In April 2002, we initiated a restructuring plan to restructure our operations to rationalize, integrate and align resources. During the three months ended March 31, 2006 and 2005, we adjusted our sublease income estimate resulting in additional restructuring charges for abandoned excess facilities.

Amortization of other intangible assets

A comparison of amortization of other intangible assets for the three months ended March 31, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Amortization of other intangible assets	$28,000	$22,840	23%
Percentage of revenues	7%	6%

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. SFAS No. 144 requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or circumstances indicate that there has been a decline in the fair value of an asset.

We completed our last annual impairment testing in the second quarter of 2005. There was no impairment charge for goodwill and other intangible assets from the annual impairment test conducted in June 2005.

Amortization of other intangible assets increased approximately $5.2 million for the three months ended March 31, 2006 as compared to the same period last year primarily due to amortization related to intangible assets acquired in our business combinations over the past twelve months.

Subsequent to our press release announcing financial results on April 20, 2006, we reversed a $4.1 million charge related to the purchase price allocation of one of our acquisitions during the three months ended March 31, 2006 that was included in amortization and impairment of other intangible assets. Income from continuing operations before income taxes and diluted net income per share from continuing operations are $43.6 million and $0.08, respectively, rather than $40.3 million and $0.06, respectively, as previously announced.

Impairment of other intangible assets

During the three months ended March 31, 2006, we wrote off approximately $2.0 million of intangible assets specifically related to abandoned technology acquired for a specific customer.

Acquired in-process research and development

During the three months ended March 31, 2006, we wrote off $10.9 million of in-process research and development (“IPR&D”). The IPR&D was primarily related to our acquisition of Kontiki. At the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the acquisition date.

Minority interest

Minority interest represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest for the three months ended March 31, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Minority interest	$(647)	$(1,128)	43%

Minority interest increased during the three months ended March 31, 2006 primarily from increased net income from our VeriSign Japan subsidiary.

Other income, net

Other income, net consists primarily of interest earned on our cash, cash equivalents, and investments, gains and losses on the sale or impairment of equity investments, and the net effect of foreign currency gains and losses.

A comparison of other income, net for the three months ended March 31, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Interest income	$7,623	$7,008	9%
Net gain on sale of investments, net of impairments	21,274	96	22,060%
Other, net	(100)	8,173	(101)%

Total other income, net	28,797	15,277	88%

Other income, net increased approximately $13.5 million during the three months ended March 31, 2006 as compared to the same period last year. Net gain on sale of investments increased approximately $21.3 million primarily due to a gain on the sale of the remaining equity stake held by us in Network Solutions. Interest income increased approximately $0.6 million primarily as a result of higher cash balances and slightly higher interest rates as compared to the same period last year. During the three months ended March 31, 2005, we recorded approximately $6.0 million of other income related to a litigation settlement with a telecommunications carrier.

Income tax expense

For the quarter ended March 31, 2006, we recorded income tax expense of $24.6 million, compared to $24.4 million for the same period in 2005. The increase is attributed to the increase of cumulative temporary differences including those resulting from the adoption of SFAS 123R, the non-renewal by Congress of the research and development credit, and the write-off of IPR&D from acquisitions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of March 31, 2006, management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. However, depending on our continued ability to achieve profitability, and on the impact of SFAS 123R, we may have sufficient evidence in 2006 to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in that period from a reduction of our deferred tax asset valuation allowance.

We follow FASB Interpretation (“FIN”) No. 18, “Accounting for Income Taxes in Interim Periods,” and APB 28, “Interim Financial Reporting” for our quarterly income tax provision. Accordingly, management’s guidance regarding the effects of the realizability of the deferred tax assets on continuing operations and additional paid-in capital remain materially unchanged from the guidance provided in Note 12, “Income Taxes,” in our Form 10-K for the year ended December 31,

2005. As such, if the valuation allowance relating to deferred tax assets were released as of December 31, 2005, approximately $237.7 million would be credited to the statement of operations and $101.2 million would be credited to additional paid-in capital. However, management would continue to apply a valuation $55.8 million to the deferred tax asset relating to the write-down of investments, due to the limited carryover life of such tax attributes. Management would continue to apply a valuation allowance of $8.3 million to the deferred tax asset relating to certain foreign operations.

Liquidity and Capital Resources

	March 31, 2006	December 31, 2005	% Change
	(Dollars in thousands)
Cash and cash equivalents	$431,250	$476,826	(10)%
Short-term investments	328,183	378,006	(13)%

Subtotal	$759,433	$854,832	(11)%
Restricted cash and investments	50,972	50,972	—

Total	$810,405	$905,804	(11)%

At March 31, 2006, our principal source of liquidity was $759.4 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Net cash provided by operating activities

Net cash provided by operating activities of approximately $93.7 million for the three months ended March 31, 2006 consisted of net income of $19.8 million adjusted for non-cash items totaling $55.9 million, including depreciation and amortization of property and equipment of approximately $24.4 million, amortization of other intangible assets of approximately $28.0 million, impairment of other intangible assets of $2.0 million, acquired in-process research and development charges of approximately $10.9 million, stock-based compensation of $15.1 million, gain on sale of investments of approximately $21.3 million, and approximately $18.1 million provided by changes in operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities of approximately $97.8 million for the three months ended March 31, 2006 was primarily attributed to net cash paid in business combinations of $166.5 million, purchases of property and equipment of $26.8 million, partially offset by net sales of investments of $47.7 million and payment received on the Network Solutions note receivable of $47.8 million.

Net cash used in financing activities

Net cash used in financing activities of approximately $40.6 million for the three months ended March 31, 2006 was primarily related to repurchases of common stock of $75.0 million, offset by proceeds of approximately $29.9 million from issuance of common stock from option exercises and our employee stock purchase plan and excess tax benefits from stock-based compensation of $5.8 million.

Net cash provided by discontinued operations

Net cash used in operating activities from discontinued operations for the three months ended March 31, 2006 was primarily from changes in operating assets and liabilities of approximately $1.4 million offset by net income related to our discontinued payment gateway business of $0.8 million. Net cash provided by operating activities from discontinued operations for the three months ended March 31, 2005 was primarily from net income from discontinued operations of approximately $4.0 million and changes in operating assets and liabilities of $1.1 million.

Other Liquidity and Capital Resources information

On April 10, 2006, we entered into a 90-day term loan credit facility for $200 million to be used for general corporate purposes including mergers and acquisitions and stock repurchases. This facility contains financial covenants requiring us to maintain a minimum leverage and interest coverage ratios as well as other non-financial covenants. Under this facility, we have the option to pay interest based on the Base Rate or Eurodollar Rate plus a spread. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. We borrowed $100 million in April 2006 against this credit facility.

From time to time, in order to manage its working capital needs, we may enter into transactions under a repurchase agreement with a financial institution. These repurchase agreements are collateralized short-term loans for which the collateral may be a Treasury security or federal agency security held by us. In April 2006, we entered into such a transaction for approximately $74 million.

Our planned capital property and equipment expenditures for 2006 are anticipated to total approximately $140 million, of which we spent approximately $26.8 million during the three months ended March 31, 2006, primarily for computer and communications equipment and computer software within all areas of the Company. Our most significant expenditures will be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Other capital property and equipment expenditures will be for productivity and cost improvement initiatives for corporate services.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2014. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $18.6 million over the next eight years relating to our restructuring plans. Cash payments totaling approximately $37.9 million related to the abandonment of excess facilities will be paid over the next eight years. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

On August 2, 2005, our Board of Directors authorized a stock repurchase program to use up to $500 million to repurchase our common stock on the open market, or in negotiated or block trades. During the three months ended March 31, 2006, 3,647,016 shares were repurchased at an aggregate cost of $75.0 million. At March 31, 2006, approximately $44.7 million remained available for future repurchases under this program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk profile has not changed significantly from that described in its annual report on Form 10-K for the fiscal year ended December 31, 2005.

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the three months ended March 31, 2006, we determined that there were no other-than-temporary declines in the value of our non-public equity investments. During the three months ended March 31, 2005, we determined that the decline in the fair value of certain of our non-public equity investments was other-than-temporary and recorded impairments totaling $0.8 million. Due to the inherent risks associated with investments, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our cash and investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize interest rate risk, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2006, 54% of our investments subject to interest rate risk mature in less than one year. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2006, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of March 31, 2006. This table does not include money market funds because those funds are not subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(In thousands)
Included in cash and cash equivalents	$37,593	$—	$—	$37,593	$37,593
Weighted-average interest rate	4.57%	—	—
Included in short-term investments	$108,290	$80,257	$144,287	$332,834	$328,183
Weighted-average interest rate	3.51%	4.00%	4.10%
Included in restricted cash	$—	$—	$50,972	$50,972	$50,972
Weighted-average interest rate	—	—	3.86%

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

At March 31, 2006, we held forward contracts in notional amounts totaling approximately $107.1 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of March 31, 2006, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of the ‘584 patent and the Court has dismissed with prejudice all claims of infringement of the ‘584 patent. Fact discovery is now closed, and the Court has issued its ruling on the claim construction issues. In its ruling, the Court has found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may request reconsideration of this ruling by the Court prior to November 3, 2005, or may file an appeal after a final judgment seeking to overturn this ruling. Thus, only claim 23 of the ‘737 patent remains in the case. VeriSign and several other defendants have filed motions seeking partial summary judgment of no indirect infringement under 35 U.S.C. Sections 271 b and 271 c (i.e., no inducement of others to infringe and no contributory infringement). In response to these motions, the plaintiff has filed a motion seeking leave of the Court to amend its complaint to add a new claim of indirect infringement under 35 U.S.C. Section 271 b (inducement) against VeriSign and the other defendants. Briefing on these motions is completed and a hearing has been scheduled for May 22, 2006. The Court recently granted the defendants’ motion to strike certain of the Plaintiff’s assertions of infringement, including all charges of infringement under the so-called “doctrine of equivalents.”. Expert witness discovery is proceeding. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint. On May 5, 2004, plaintiffs filed a second amended complaint that was substantially identical to the amended consolidated complaint except that it purported to add a claim under Sections 11 and 15 of the Securities Act of 1933 on behalf of a subclass of persons who acquired shares of VeriSign pursuant to the registration statement and prospectus filed October 10, 2001 and amended October 26, 2001 for the acquisition of Illuminet Holdings, Inc. by VeriSign. Plaintiffs’ second amended class action complaint was dismissed by the court on November 2, 2005 for failure to adequately plead loss causation. Plaintiffs were given leave to file an amended complaint. Plaintiffs filed a third amended class action Complaint on December 22, 2005. Defendants filed a motion to dismiss the third amended complaint. On April 6, 2006, that motion was granted in part and denied in part. Plaintiffs have until May 12, 2006 to file an amended complaint.

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

In October 2005, the Company and ICANN announced a proposed settlement of the various claims between them. The settlement is conditioned upon, among other things, the execution of a new .com Registry Agreement by both the Company and ICANN and approval of the agreement by the United States Department of Commerce. The proposed agreement has not yet been finally approved by the United States Department of Commerce. If the settlement is finalized and implemented, it will result in the dismissal of pending litigation with ICANN.

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

In August, 2005 and October 2005, respectively, VeriSign received two additional similar putative class action lawsuits, one in state court in Arkansas (short title, Page v. VeriSign), alleging claims for fraud, unjust enrichment, and violation of the Arkansas Deceptive Trade Practices Act, and one in federal district court for the Southern District of California (short title, Herrington v. VeriSign), alleging claims for fraud, negligence and negligent misrepresentation, unjust enrichment, quantum meruit, breach of contract, breach of warranty, false advertising, and unfair competition. These lawsuits relate to the marketing and advertising of mobile phone “ringtones” and other mobile phone content by VeriSign and its subsidiary Jamster International Sarl. VeriSign disputes the claims in these actions. On April 14, 2006 the Judicial Panel on Multidistrict Litigation coordinated and consolidated pretrial proceedings in the Ford, Page, and Herrington actions. While we cannot predict the outcome of these matters, VeriSign believes the allegations are without merit.

On June 2, 2005, the company received an access letter from the U.S. Federal Trade Commission for information to determine whether VeriSign, using the trade name Jamster, was engaging in unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act in its advertising, offering and billing for content services and products. The company also received civil investigative demands from the Illinois State Attorney General (dated June 30, 2005) and from the Florida State Attorney General (dated October 6, 2005). Each of these letters requested information related to the marketing of Jamster ringtone and other downloadable content services.

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

On February 24, 2006, GEMA, the German music authors collecting society, submitted an application to the Schiedsstelle, an arbitration board responsible for copyright matters at the German Patent and Copyright Office, requesting arbitration of GEMA’s claim for alleged underpaid royalties in connection with Jamba! GmbH’s sale of ringtones as downloadable content for mobile phones. Jamba! is a wholly owned subsidiary of VeriSign, Inc. Jamba! pays royalties to GEMA on a “per download” basis for ringtones. GEMA claims that Jamba! should also pay royalties for all GEMA-represented ringtones made available to Jamba! customers, regardless of whether or not the content represented by GEMA has been downloaded by a Jamba! customer. On April 11, 2006, the Schiedsstelle notified Jamba! that it will conduct an arbitration of GEMA’s claim. Jamba!’s response to GEMA’s application is due on May 22, 2006. Arbitration has not yet been scheduled. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

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

ITEM 1A. RISK FACTORS

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

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security and communications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our registry services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our security services and communications services (including our content services), both in the U.S. and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations, products, services and personnel of any acquired businesses;

•	the seasonal fluctuations in consumer use of communications services, including our content services;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the impact of price changes in our communications services and security services or our competitors’ products and services;

•	the impact of Statement of Financial Accounting Standards No. 123R that will require us to record a charge to earnings for stock-based compensation; and

•	general economic and market conditions as well as economic and market conditions specific to the telecommunications and Internet industries.

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

We have acquired many companies, a number of which operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the successful integration of acquired companies;

•	the use of the Internet and other Internet Protocol, (“IP”), networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in wireless networks and communications;

•	growth in demand for our services;

•	the continued evolution of electronic and mobile commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a new product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the success in marketing and overall demand for our content services to consumers and businesses;

•	the loss of customers through industry consolidation, or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

We have faced difficulties assimilating, and may incur costs associated with, acquisitions.

We made numerous acquisitions in the last five years and will pursue additional acquisitions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies we acquire. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

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

International revenues accounted for approximately 30% of our total revenues for the three months ended March 31, 2006. We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, Latin America and South America. We currently have facilities and over 550 employees in Germany. Expansion in these international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues from Europe, South Africa, Japan, South America and Australia are not denominated in U.S. Dollars;

•	potential problems associated with adapting our content services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our content services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and March 31, 2006, we grew from 26 to 4,350 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Competition in Content Services. The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Electronic Arts, LaNetro Zed, Infospace, Itouch, Wisdom Entertainment, Arvato mobile, Monstermob, Motricity and Buongiorno/Vitaminic. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft and Apple. As the market for wireless data, including information and entertainment data, matures, new categories of competitors, such as mobile phone companies, broadcasters, music publishers, other content providers or others have begun to develop competing products or services.

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

The Department of Commerce (“DOC”) has adopted a plan for a phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers, or ICANN. As part of this transition, our registry agreement with ICANN was replaced by three new agreements on May 25, 2001, one for .com, one for .net and one for .org. The term of the .com registry agreement extends until November 10, 2007 with a 4-year renewal option. The .net registry services were subject to a competitive bidding process administered by ICANN. Our bid was determined by the outside evaluators selected by ICANN to be the top bid and VeriSign and ICANN have executed a new .net registry agreement that extends until September 30, 2011. The .org registry agreement terminated on December 31, 2002, and the .org registry services were transitioned to a new registry operator selected by ICANN during 2003. We face risks from this transition to ICANN, which include the following:

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

VeriSign has also adopted a stockholder rights plan that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult. Under the rights plan:

•	The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 20% of VeriSign’s outstanding common stock by a person or group.

•	Each right entitles the holder, other than an “acquiring person,” to acquire shares of VeriSign’s common stock at a 50% discount to the then-prevailing market price.

•	VeriSign’s Board of Directors may redeem outstanding rights at any time prior to a person becoming an “acquiring person,” at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by VeriSign’s Board of Directors without the approval of the holders of the rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2006	482,459	$22.20	482,459	$119.7 million
February 1 – 28, 2006	3,164,557	23.70	3,164,557	44.7 million
March 1 – 31, 2006	—	—	—	—

Total	3,647,016		3,647,016

On August 2, 2005, the Board of Directors of VeriSign authorized a new stock repurchase program to repurchase up to $500 million of the Company’s common stock in open market, negotiated or block transactions.

During the three months ended March 31, 2006, VeriSign settled its Accelerated Share Repurchase (“ASR”) agreement executed in the fourth quarter of 2005. As a result of settling the ASR, VeriSign received an additional 482,459 shares of its common stock.

During the three months ended March 31, 2006, VeriSign entered into a new $75.0 million ASR agreement to purchase approximately 3.2 million shares of its common stock at a price per share of approximately $23.70.

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

VERISIGN, INC.

Date: May 10, 2006	By:	/s/ STRATTON D. SCLAVOS
Stratton D. Sclavos Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ DANA L. EVAN
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