Form 10-Q
period 2006-06-30
VERISIGN INC/CA
filed 2007-07-12
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding June 30, 2007
Common stock, $.001 par value	243,838,287

EXPLANATORY NOTE

In this Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of income for the three and six months ended June 30, 2005, and condensed consolidated statements of cash flows for the six months ended June 30, 2005. In our Form 10-K for the year ended December 31, 2006 to be filed with the SEC (the “2006 Form 10-K”), we are restating our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and the related quarters for 2005.

This Form 10-Q also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the three and six months ended June 30, 2005. The decision to restate was based on the results of an independent review (the “Review”) into our historical stock option granting practices that was conducted under the direction of an ad hoc group of our independent directors who had not served on our Compensation Committee before 2005 (“Ad Hoc Group”).

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

We first learned of the potential issues associated with our past stock option grants from a May 16, 2006 article published by the Center for Financial Research and Analysis (“CFRA”) in which we were referenced as one of 15 public companies with one or two stock grants between 1997 and 2002 that the CFRA suggested were timed at, or close to, 40-day lows in the applicable company’s stock price or preceding a material change in stock price. Promptly after learning of the CFRA article, and prior to receiving the grand jury subpoena or the informal SEC request described below, the Ad Hoc Group, with the assistance of independent outside counsel, Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), began reviewing the facts and circumstances of the timing of our historical stock option grants for the period January 1998 to May 2006 (“relevant period”). We believe that the analysis was properly limited to the relevant period. In addition to Cleary Gottlieb, the Ad Hoc Group was assisted in its Review by independent forensic accountants (collectively the “Review Team”).

On June 27, 2006, we announced that we had received a grand jury subpoena from the U.S. Attorney for the Northern District of California requesting documents relating to our stock option grants and practices dating back to January 1, 1995, and had received an informal request for information from the Securities and Exchange Commission (“SEC”) related to our stock option grants and practices. On February 9, 2007, we subsequently received a formal order of investigation from the SEC. We are fully cooperating with the U.S. Attorney’s investigation and the SEC investigation.

On November 21, 2006, we announced that the Ad Hoc Group had determined the need to restate our historical financial statements to record additional non-cash, stock-based compensation expense related to past stock option grants.

On March 30, 2007, we requested guidance from the Office of the Chief Accountant of the SEC (the “OCA”) concerning certain accounting issues relating to the restatement of our historical financials and the Review. On June 25, 2007, we concluded our discussions with the OCA regarding these accounting issues.

On May 29, 2007, we announced that Stratton Sclavos, our then-current Chairman and Chief Executive Officer, had resigned from his position with us. Following Mr. Sclavos' resignation, the Board elected director William A. Roper, Jr. as our President and CEO and Edward Mueller as our Chairman of the Board of Directors.

On July 10, 2007, Ms. Dana L. Evan our then-current Executive Vice President of Finance and Administration and Chief Financial Officer resigned from the Company.

On July 5, 2007 and July 12, 2007 the Board of Directors appointed Albert E. Clement as the Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively, of the Company.

The Review Team tested grants made on 239 dates, incurred 21,800 person-hours, searched more than 11 million pages of physical and electronic documents and conducted 75 interviews of 33 current and former directors, officers, employees, and advisors. We announced on January 31, 2007 that the Ad Hoc Group’s Review was substantially completed and that, based on a review of the totality of evidence and the applicable law, the Review did not find intentional wrongdoing by any current member of the senior management team or the former CEO. The Ad Hoc Group’s Review concluded that we failed to implement appropriate processes and controls for granting, accounting for, and reporting stock option grants and that corporate records in certain circumstances were incomplete or inaccurate.

The Review Team examined all grants to Section 16 officers and directors during the relevant period, as well as 7 annual performance grants to rank and file employees and 179 acquisition, new hire and promotion, and other grants to rank and file employees on 239 dates from January 1998 through January 2006.

The Review Team identified 8,164 stock option grants made on 41 dates during the relevant period for which measurement dates were incorrectly determined. The measurement dates required revision because the stated date either preceded or was subsequent to the proper measurement date and the stock price on the stated date was generally lower than the price on the proper measurement date. In several instances, the Review Team also determined that the stock price assigned on the initial grant dates was subsequently modified, without being given the required accounting and disclosure treatment.

As part of the restatement, the grants during the relevant period were organized into categories based on grant type and process by which the grant was finalized. The evidence related to each category of grant was analyzed including, but not limited to, electronic and physical documents, document metadata, and witness interviews. Based on the relevant facts and circumstances, and consistent with the accounting literature and recent guidance from the SEC, the controlling accounting standards were applied to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related income tax effects.

Measurement Date Hierarchy

We have adopted the following framework for determining the measurement dates of our stock option grants and have applied this framework to each grant based on the facts, circumstances and availability of documentation.

•

We reviewed the date of the minutes of the Board of Directors or Compensation Committee meetings for grants made at such meetings when the number of options and exercise price for each recipient had been clearly approved. Where the Review Team determined that the meeting date was not the measurement date, the Review Team determined the actual date of approval of the grant via other documentary evidence and interviews.

•

When a grant was approved by unanimous written consent (“UWC”), the measurement date was the date of the Compensation Committee’s approval of the UWC as established by available evidence, such as receipt of signature pages of the UWC, contemporaneous telephone and/or e-mail communications.

•

If a grant was approved by the CEO under authority delegated by the Compensation Committee, the measurement date was the date on which the CEO communicated approval to the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price.

•

If a grant was approved by the CEO based on the mistaken belief that he had delegated authority to do so (de facto or “substantive” authority), the measurement date was the date on which the CEO communicated approval to either the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price.

•

In the event the date on which the CEO communicated approval was not evident from the approval forms, the measurement date was the date on which other available evidence, such as the surrounding e-mail communications, established the date the CEO approved the grant.

•

In the event the date of CEO approval could not be established by reviewing other available evidence, such as e-mails, the measurement date was the date on which the number of options and exercise price were entered into our option tracking database (Equity Edge).

•

Except for grants to Section 16 officers which require Compensation Committee approval, for new hire grants and promotion grants , prior to March 13, 1998, the measurement date was the date the Compensation Committee approved the grant (as described above). For new hire grants and promotion grants after March 13, 1998 and prior to September 2000 and after September 30, 2002, the measurement date was the 15th day or the last day of the month (or the prior business day if that day was not a business day) following the actual and documented start date or promotion date of the respective employee receiving the grant. New hire grants and promotion grants made in the period September 1, 2000 through September 30, 2002 required CEO approval. For new hire grants and promotion grants in the period September 1, 2000 through September 30, 2002, the measurement date was the date on which the CEO communicated approval to either the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price. If that date could not be determined, the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge.

After determining the measurement date through the steps in the above Measurement Date Hierarchy, we then determined if there were any changes to the individual recipients, exercise prices or amount of shares granted after such measurement date. If there were no changes following such measurement date, then that date would be used. If we identified changes following such measurement date, then we would evaluate whether the changes should delay the measurement date for the entire list of grants on that date, result in a repricing, or result in separate accounting for specific grants.

Director Grants

Required Granting Actions: Grants to directors under the 1998 Director Plan (the “Director Plan”) were automatic and non-discretionary; the Director Plan did not require the CEO, the Board or the Compensation Committee to review or approve director grants. Each new director received an initial grant of a specified number of options on the date of his or her appointment and annually on the anniversary of the initial grant to be priced on the appointment or anniversary date, respectively. Directors serving before the Director Plan was adopted received an annual grant on the anniversary of their previous grant.

Method for Determining Proper Measurement Dates: For the initial grant, the measurement date was the date the director was appointed to the Board, as reflected in Board minutes. In the absence of Board minutes, the measurement date was the date specified in the proxy statement or, if not clear, the date of the first Board meeting attended by the new director. For anniversary grants, the measurement date was the annual anniversary of the initial grant (or the next business day if such date was not a business day).

Executive Grants

Required Granting Actions: The Compensation Committee is required to approve all grants to executive officers. For grants to the former CEO, the Review Team concluded that, in all but three cases (including the February 2002 grant described below), the Compensation Committee or the Board of Directors approved the grant on the stated grant date, resulting in a correct measurement date.

Method for Determining Proper Measurement Dates: For grants other than the February/May 2002 grant described below, including the other two grants to the former CEO referred to above, please refer to the Measurement Date Hierarchy above.

Acquisition Grants

Required Granting Actions: CEO authorization required. The Board of Directors implicitly delegated to the CEO authority to approve grants to employees from acquisitions when the Board approved an acquisition.

Method for Determining Proper Measurement Dates: Refer to the Measurement Date Hierarchy above.

Annual Refresh Grants

Required Granting Actions: The Compensation Committee was required to approve all annual refresh grants through and including the 2004 annual refresh grant. In 2005, the Compensation Committee delegated to the CEO the authority to approve rank and file annual refresh grants.

Method for Determining Proper Measurement Dates: Refer to the Measurement Date Hierarchy above.

Extended Grants

Required Granting Actions: The Compensation Committee or the Board of Directors is required to approve all extensions of grants.

Method for Determining Proper Measurement Dates: Extended grants are a modification of a previous award. Available documentation was used to establish the modification date and to measure the additional compensation charge.

Retention and Off-Cycle Grants

Required Granting Actions: The Compensation Committee is required to approve all retention and off-cycle grants.

Method for Determining Proper Measurement Dates: Refer to the Documentation Hierarchy above. For the February/May 2002 retention grant described below, the former CEO approved the grants to rank and file employees.

New Hire and Promotion Grants

Required Granting Actions: New hire grants and promotion grants made after March 13, 1998 and prior to September 2000 and those made after September 30, 2002 were automatic and did not require the CEO, the Board or the Compensation Committee review or approval. Prior to March 13, 1998, the Compensation Committee was required to approve all new hire and promotion grants. New hire grants and promotion grants made in the period September 1, 2000 through September 30, 2002 required CEO approval.

Method for Determining Proper Measurement Dates: Refer to the Measurement Date Hierarchy above.

The 8,164 grants previously identified as having incorrectly determined measurement dates were classified into the following six categories: (1) 27 grants on 11 dates to persons elected or appointed as members of the Board of Directors (“Director Grants”); (2) 33 grants to executive officers (“Executive Grants”); (3) 2,908 grants to employees issued after an acquisition, newly hired employees and promoted employees under the new hire and promotion grants program described below (“New Hire and Promotion Grants Program”), and other grants to a large number of non-executives; (4) 4,226 grants made in broad-based awards to large numbers of employees, usually on an annual basis (“Annual Refresh Grants”); (5) 964 off-cycle performance grants; and (6) 6 grants whereby the expiration dates were extended (“Extended Grants”). All references to the number of option shares, option exercise prices, and share prices have been adjusted for all subsequent stock splits.

As discussed below, it was determined that the originally assigned grant dates for 8,164 grants were not ascribed the proper measurement dates for accounting purposes. Accordingly, after accounting for forfeitures, stock-based compensation expense of $171.4 million on a pre-tax basis was recognized over the respective awards’ vesting terms for the periods from 1998 to 2006. As noted below, we also considered alternative measurement dates for eight grant dates which, if applied, would have resulted in additional stock-based compensation expense of approximately $25.7 million. The adjustments made to reflect the proper measurement dates for accounting purposes and the financial statement impact of the alternative measurement dates considered by us, were determined by category as follows:

Director Grants: 64 director grants were made on 36 dates during the relevant period. Of the 64 grants, there were 27 grants to directors for which it was determined that the originally determined grant dates preceded or succeeded the measurement dates, 11 grants were in excess of plan parameters, and some of the dates were selected in hindsight based on an advantageous share price. Of the 27 grants with measurement date issues, 26 of the grants involved periods of 5 days or less and resulted in a stock-based compensation expense of less than $100,000 in the aggregate. Revisions to measurement dates for Director grants were made where the wrong date was selected based on the requirements of the Director plan and where incorrect start dates were used for the date the Director joined the Board of Directors. The excess grants have been historically honored by us. As a result, $0.3 million of stock-based compensation expense was recognized.

Executive Officer Grants: It was determined that for 33 of the grants to executive officers, the originally determined grant dates preceded the measurement dates or the grant dates and exercise prices were subsequently changed. Some of these dates were selected in hindsight based on an advantageous share price. As the stock prices on the originally determined grant dates were lower than the stock prices on the proper measurement date, $28.1 million of stock-based compensation expense was recognized. The revised measurement dates for various executive officer grants were based on Compensation Committee meeting dates, signed UWCs, delayed CEO approval, and for one date the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge. We also considered an alternative measurement date for one grant date which would have increased the compensation expense by approximately $130,000 for that grant. The authority for 21 grants, which have been historically honored by us, is based on the CEO’s presumed authority.

New Hire and Promotion Grants Program: We concluded that the new hire and promotion grants made pursuant to the New Hire and Promotion Grants Program within the pre-established guidelines did not require an adjustment, with the exception of the grants made from September 1, 2000 to September 30, 2002. For the 1,728 grants made during that time period, management concluded that the measurement dates occurred only on the dates of the CEO approval. Due to practical difficulties in ascertaining the actual dates of the CEO approval for many new hire and promotion grants in that time period, the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge. The incremental stock-based compensation expense associated with the New Hire and Promotion Grants during the relevant period was $11.9 million.

Acquisition Grants: After the consummation of certain acquisitions, we granted stock options to employees of the acquired entities. It was determined that the measurement dates for 1,180 option grants required revision because the stated grant dates preceded the proper measurement dates and the approval authority was based on CEO approval. Some of these dates were chosen in hindsight based on an advantageous share price. Of the 1,180 grants, 1,048 grants were extinguished as part of our exchange program which commenced in November 2002. Due to issues associated with the measurement dates for the acquisition grants, $36.2 million of additional stock-based compensation expense was recognized during the relevant period. We also considered an alternative measurement date for three different acquisition grant dates which, if they had been used, would have increased the compensation expense by approximately $675,000.

Annual Refresh Grants: During the relevant period, 3,782 broad-based grants were made to employees under an annual program (the “Refresh Grants”) for which the originally assigned grant dates were not the proper measurement dates. Some of these dates were chosen in hindsight based on an advantageous share price, and the authority for some of the Refresh Grants was the CEO’s presumed authority. For one of the annual Refresh Grants which occurred in August 2000, there was conflicting documentation and inconclusive evidence with respect to the measurement date. It was determined that the most appropriate measurement date, due to the lack of affirmative evidence otherwise, was the date on which the number of options and exercise price were entered into Equity Edge, and based on that date, $19.2 million of stock-based compensation expense was recognized in the period 2000 to 2002. These grants were extinguished in December 2002 as part of our exchange program which commenced in November 2002. We did not approve or process any stock option grants to existing employees during the period of the tender offer or agree or imply that we would compensate employees for any increases in the market price during the tender period. The Review also determined that the annual refresh grants for the years 1999, 2001, 2004, and a portion of the 2003 grant had a measurement date that was later than the date that was originally used. In these cases, where the measurement dates were revised, the authority for the grants varied and included new dates based on UWCs by the Compensation Committee or approvals by the CEO. Where approval was not determinable based on the above, we utilized the date on which the number of options and exercise price were entered into Equity Edge. Due to the errors in measurement dates associated with the annual refresh grants, stock-based compensation expense of $55.1 million was recognized. We also considered alternative measurement dates for two Refresh Grants which did not create additional compensation charge where one alternative measurement date had a lower price than the original grant date and the options for the second alternative measurement date were cancelled prior to the one-year cliff vesting date.

Off-Cycle Performance Grants: There were 964 performance grants made to employees on March 15, 2001 and October 1, 2003. These dates were chosen in hindsight based on an advantageous share price, and the authority for these grants was the CEO’s de facto authority. The revised measurement dates were based on the dates of the UWC for the March 15, 2001 grant and e-mail correspondence for the October 1, 2003 grant. Due to the errors in measurement dates associated with the off-cycle performance grants, stock-based compensation expense of $5.6 million was recognized. We also considered an alternative measurement date for the October 1, 2003 grant which, if it had been used, would have decreased the compensation expense by approximately $100,000 for that grant.

Extended Grants: During the relevant period, there were 6 stock option extensions (including one to the former CEO described below) whereby an option was extended beyond its expiration or termination date and for which a compensation charge had not been recorded. As a result, $2.1 million of stock-based compensation expense was recognized.

The former CEO received certain options from Network Solutions, Inc. (“NSI”) in his capacity as a NSI director prior to our acquisition of NSI. Upon receiving legal advice, management extended the term of those options beyond their original expiration date. The former CEO exercised those options on May 24, 2002. The Ad Hoc Group reviewed the extension of these options and determined that the legal advice was incorrect and that the options should not have been extended. Upon learning of this determination in January 2007, the former CEO voluntarily paid $174,425 to us, reflecting the after-tax net profit he received from the exercise of those options.

2002 Retention Grants: Between February and May 2002, the Compensation Committee considered special option grants as a retention incentive for executive officers and other executives and key employees, since in many cases the exercise prices of options previously granted to these individuals were significantly above the then current market price for shares of our common stock. These retention grants are summarized as follows:

Grants to Executive Officers and Other Executives: We determined that 68 grants of options for a total of 4,631,000 shares to executive officers and other executives were finalized on April 10, 2002 rather than the stated grant date of February 21, 2002. The Review Team was unable, after review of detailed documentation, including multiple draft versions of the February 12, 2002 Compensation Committee minutes, approval forms

(which were undated) and email correspondence, to affirmatively determine when the grants to executive officers and other executives were approved. In accordance with our measurement date hierarchy for grants described above, we determined that April 10, 2002 was the correct measurement date because that was the date that other grants, including certain executive grants, were entered into Equity Edge. The grant price as of the measurement date was $23.74, the closing market price of our stock on April 10, 2002. Because the stated exercise price of the grants was set based on the closing market price on February 21, 2002 of $22.71 and preceded the measurement date, an incremental $1.3 million of stock-based compensation expense was recognized.

We also determined that the Compensation Committee repriced 1,870,000 of these options on May 24, 2002, with an exercise price of $10.08, the closing market price of our stock on May 24, 2002. We determined that these grants were a reprice based on a UWC of the Compensation Committee. The accounting impact of the repricing was not recorded at the time of the Compensation Committee approval and we did not properly disclose the circumstances of these grants. In accordance with FIN 44 and after applying variable accounting, we recognized incremental stock-based compensation expense of approximately $15.8 million, net of reversals, for the periods between 2002 and 2006. Had we considered an alternative measurement date between the periods from February 13, 2002 through April 25, 2002, compensation expense would have increased by up to $25.0 million for these grants.

Grants to Employees: Broad-based employee grants were also considered during the February to May 2002 period. The Review Team determined that the CEO, under his presumed authority, approved 305 broad-based employee grants on or about March 20, 2002 with a grant price of $26.42, the closing market price of our stock on that date. These awards were communicated shortly thereafter to the employees. We determined that March 20, 2002 was a definitive measurement date for the awards to the employees.

The grants to employees previously approved by the CEO on March 20, 2002 were submitted for approval to the Compensation Committee as evidenced in a UWC dated May 24, 2002. The Compensation Committee approved the 305 employee grants with an exercise price of $10.08, the market value of our common stock on May 24, 2002. Therefore the employee awards were re-priced on that date. Although the awards had been communicated to the employees and disclosed in our Form 10-Q for the first quarter of 2002, the accounting impact of the repricing was not recorded at the time of the Compensation Committee approval and we did not properly disclose the circumstances of these grants. As a result of the repricing, and after applying variable accounting, approximately $6.6 million, net of reversals of additional stock-based compensation expense has been recorded for the periods between 2002 and 2006.

Retention Grants to our former CEO: In the February 12, 2002 Compensation Committee meeting, the Committee considered the number and vesting period of a proposed option award to the CEO. The Review Team found multiple draft versions of the minutes for the February 12, 2002 meeting of the Compensation Committee and concluded that the signed minutes were inaccurate. Attendees at the meeting have different recollections of the business conducted. One draft, unapproved version of those minutes, stated the number of options to be awarded to the CEO was 1,200,000, while the signed version of the minutes approved by the members of the Compensation Committee in late May 2002 stated that the number of options to be awarded was 600,000. Both versions of the minutes stated that the grant date and the exercise price was February 21, 2002 and $22.71. The minutes of a Board meeting held on February 12, 2002, after the Compensation Committee meeting, also indicate that the CEO was awarded 1,200,000 options at the February 12, 2002 Compensation Committee meeting.

We have determined that the measurement date for the 1,200,000 options to the CEO was February 12, 2002 with a grant price of $26.31, the closing market price of our stock on that date, and that the options were repriced on February 21, 2002 with a grant price of $22.71, the closing market price of our stock on that date. Subsequently, 600,000 options of the 1,200,000 options were repriced on May 24, 2002 with a grant price of $10.08, the closing market price of our stock on that date. The accounting impact of the repricings was not recorded at the time of the Compensation Committee approval and we did not properly disclose the circumstances of these grants. As a result of the repricing, and after applying variable accounting, approximately

$7.5 million, net of reversals, of additional stock-based compensation expense has been recorded for the periods between 2002 and 2006.

Actions Taken by the Board with respect to Grants: As part of the Review, the Board of Directors confirmed all option grants (including those to our former CEO and CFO) that the Review Team concluded had authority issues as legally binding and enforceable obligations of ours as of the date of such grant. In addition, the Board of Directors decided to modify the following grants to the former CEO and CFO in 2007 and no reversal of compensation expense was recorded for these negative modifications in the financial statements.

Former CEO: An option grant to the former CEO of 100,000 shares originally dated December 29, 2000 at an exercise price of $74.188 was modified to a new exercise price of $127.31.

Former CEO: The February 2002 option grant to the former CEO of 600,000 shares originally dated February 21, 2002 at an exercise price of $22.71 was modified to a new exercise price of $26.31.

Former CFO: An option grant to the CFO of 25,000 shares originally dated December 29, 2000 at an exercise price of $74.188 was modified to a new exercise price of $127.31.

Former CFO: An option grant to the CFO of 125,000 shares originally dated August 1, 2000 at an exercise price of $151.25 was modified to a new exercise price of $165.22.

Former CFO: An option grant to the CFO of 40,000 shares originally dated March 15, 2001 at an exercise price of $34.438 was modified to a new exercise price of $42.26. The CFO’s 409A tax election described below modified 1,667 of these options and the Board of Directors determined to modify the remaining 38,333 options.

Former CFO: A grant to the CFO of 90,000 shares originally dated September 6, 2001 at an exercise price of $34.16 was modified to a new exercise price of $38.30. The CFO’s 409A tax election described below modified 11,250 of these options and the Board of Directors determined to modify the remaining 78,750 options.

Former CFO: The February 2002 option grant to the CFO of 100,000 shares originally dated February 21, 2002 at an exercise price of $22.71 was modified to a new exercise price of $23.74.

Other: We and the Review Team also determined that the former CEO received an option grant in October 1998 for 100,000 shares (95,928 non-qualified stock options (“NQSOs”) and 4,072 incentive stock options (“ISOs”), which split to options for 200,000 shares in May 1999 and then split again to options for 400,000 shares in November 1999 when we announced a stock split during those respective periods. The account statements and monthly reporting statements for November 1 and December 1, 2000 showed that the former CEO held options for 400,000 shares at the split-adjusted price of $7.67. However, the Ad Hoc Group determined that sometime between December 1, 2000 and January 1, 2001, we erroneously changed the former CEO’s options to reflect the pre-split amount of 100,000 shares instead of 400,000 shares, but at the post-split price of $7.67. The error was never subsequently corrected. Therefore, the former CEO did not receive the benefit of the additional 300,000 options arising from the two stock splits, which expired in 2005. Based on a determination by the Board of Directors after the Ad Hoc Group’s Review in May 2007, we have agreed to pay the former CEO $5,459,430, reflecting the gain he would have realized from the exercise of these options prior to their expiration, based on the weighted-average price of stock options exercised by the former CEO in August 2005.

The other principal factual findings of the Review included the following:

•

The human resources, accounting, and legal departments failed to implement appropriate processes and controls. During 2000 through 2003, the option grant process was characterized by a high degree of informality and relatively little oversight.

•	The Review found no evidence that accounting personnel were aware of the deficient practices used in selecting grant dates.

•	The Review found instances of incomplete and inaccurate corporate records, including two sets of Committee minutes that were inaccurate.

•	The Review found no evidence of fictitious individuals being granted options.

•

Options found to be misdated, have a date chosen in hindsight based on an advantageous share price, repriced, or unauthorized with a stated exercise price lower than the share price at the actual approval date will result in adverse tax consequences to the recipients and us.

•	In light of the Review’s other findings, our disclosures related to option grants were inaccurate in some respects.

The principal recommendations of the Ad Hoc Group’s Review included the following:

•

The Board or the Compensation Committee should approve all grants that the Review found to be unauthorized, with the exception of certain grants made to our former CEO and CFO. The Board or the Compensation Committee should consider whether to cancel or request forfeiture of any options granted to the former CEO and CFO that were determined to be unauthorized, misdated, have a date chosen in hindsight based on an advantageous share price, or repriced, and then should consider the appropriate equity compensation for these officers for the periods covered by the Review.

•	We should develop and implement detailed written grant policies.

•	We should designate individuals in the legal and accounting departments to oversee the documentation of and accounting for option grants.

•

We should develop and implement improved training and controls relating to option granting practices to ensure that all personnel involved in the granting and administration of stock options understand the relevant option plans and accounting, tax, and disclosure requirements.

•	We should award regular grants (new hire, promotion, and annual performance) at predetermined dates and with all approvals documented and finalized on those dates.

The Board has adopted all of the Review’s findings and recommendations. We, under the direction of the Audit Committee and the Compensation Committee, and with the assistance of PricewaterhouseCoopers LLP, have implemented or are in the process of implementing the recommendations.

Based on the results of the Review, we has recorded additional non-cash stock-based compensation expense (benefit) net of related income tax effects related to past stock option grants of $1.5 million for the first quarter ended March 31, 2006, ($21.6 million) and $36.9 million in fiscal years 2005 and 2004, respectively. These adjustments were recorded based on the evidence and findings from the Ad Hoc Group’s review, including analysis of the measurement dates for the 8,164 stock option grants made on 41 dates during the relevant period that the Review determined were incorrect.

The incremental impact from recognizing stock-based compensation expense resulting from the Ad Hoc Group’s Review of past stock option grants is as follows (dollars in thousands):

Fiscal Year	As Restated		As Previously Reported	Pre-Tax Expense (Income) Adjustments		After Tax (Income) Expense Adjustments
1998	$1,288		$1,280	$8		$8
1999	7,057		104	6,953		6,953
2000	24,814		1,722	23,092		23,092
2001	42,500		7,803	34,697		34,697
2002	70,066		18,956	51,110		51,110
2003	35,010		7,389	27,621		27,621

Total 1998 – 2003 impact	180,735		37,254	143,481		143,481
2004	46,835		3,136	43,699		36,873
2005 (2)	(10,588	)(2)	6,312	(17,670)		(21,560)
2006 (1)	66,285		64,438	1,847	(1)	1,532	(1)

Total	$283,267		$111,140	$171,357		$160,326

(1)	Pre-tax expense adjustments are through March 31, 2006 and represent amounts being reported pursuant to FAS123R whereas all other amounts are reported pursuant to APB 25.
(2)	Includes $0.8 million of other stock-based compensation adjustments that were unrelated to past stock option grants.

Additionally, the pro forma expense under SFAS No. 123 in Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q has been restated to reflect the impact of these adjustments for the three and six months ended June 30, 2005.

As noted above we considered alternative measurement dates for eight grants which, if applied, would have resulted in additional stock-based compensation of approximately $25.7 million. With the exception of these eight grants, there was no uncertainty on the measurement date for option grants. The table below shows what the incremental impact to stock-based compensation expense would have been by category of grant had these alternative measurement dates been applied (in thousands):

Category	Pre-Tax Expense (Income)
Director Grants	$—
Executive Grants	100
Acquisition Grants	675
Annual Refresh Grants	—
Extended Grants	—
Retention and Off-Cycle Grants	(100)
New Hire and Promotion Grants	—
2002 Retention Grants	25,000

Total	$25,675

Tax Implications

We evaluated the impact of the restatements on our global tax provision and have determined that a portion of the tax benefit relating to stock-based compensation expense formerly associated with stock option deductions is attributable to continuing operations. We identified deferred tax assets totaling $16.3 million at December 31, 2005 which reflect the benefit of tax deductions from future employee stock option exercises. We have not realized this or any other deferred tax asset relating to taxing jurisdictions within the United States as of

December 31, 2005. See Note 15 of Notes to Condensed Consolidated Financial Statements regarding our realization of United States-based deferred tax assets.

We also believe that we should not have taken a tax deduction under Internal Revenue Code (IRC) Section 162(m) in prior years for stock option related amounts pertaining to certain executives. Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax net operating losses associated with the stock option intra-period allocation have decreased by $12.6 million. We continue to apply a valuation allowance to our tax net operating losses relating to stock options exercised prior to the adoption of SFAS No. 123R, “Share-Based Payment.” Pursuant to Footnote 82 of SFAS No. 123R, we recognize financial statement benefit of these tax net operating losses when such losses reduce cash taxes paid.

Section 409A of the Internal Revenue Code (“Section 409A”) imposes significant penalties on individual income taxpayers who were granted stock options that were unvested as of December 31, 2004 and that have an exercise price of less than the fair market value of the stock on the date of grant (“Affected Options”). These tax consequences include income tax at vesting, an additional 20% tax and interest charges. In addition, the issuer of Affected Options must comply with certain reporting and withholding obligations under Section 409A.

These adverse tax consequences may be avoided for unexercised Affected Options if the exercise price of the Affected Option is adjusted to reflect the fair market value at the time the option was granted (as such measurement date is determined for financial reporting purposes). Under Treasury regulations, Affected Options held by executive officers or directors were to be amended on or before December 31, 2006 to avoid the adverse tax consequences of Section 409A; holders of Affected Options who are not executive officers or directors of us have until December 31, 2007 to amend their Affected Options to avoid the adverse tax consequences of Section 409A. Four of our current and former executive officers and a current director holding Affected Options elected to increase the exercise price of their Affected Options to the market price on December 31, 2006. Effective December 31, 2006, the exercise prices of Affected Options held by D. James Bidzos, a current board member, Dana Evan, former Chief Financial Officer, Robert Korzeniewski, Executive Vice President of Corporate Development, Judy Lin, former Executive Vice President of Security Services and Mark McLaughlin, Executive Vice President of Products, Marketing and Customer Support, were adjusted so that these options will not be subject to Section 409A. We are currently considering actions to avoid or alleviate certain of the adverse tax consequences associated with Affected Options for employees who are not executive officers of ours and whether to offer compensation to the executive officers and director who elected to increase the exercise price of their Affected Options as of December 31, 2006. Should we decide to take actions to avoid or alleviate these adverse tax consequences associated with current and former employees’ outstanding Affected Options, we estimate the related compensatory payments would be approximately $11.6 million. In June 2007, we made payments of approximately $0.9 million on behalf of current and former employees who exercised Affected Options in 2006 under the IRS and California Franchise Tax Board 409A Compliance Resolution Programs. We estimate the cost to participate in these compliance resolution programs, including a gross-up payment to the affected employees will be approximately $1.9 million.

PART I—FINANCIAL INFORMATION

ITEM	1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	Unaudited	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$426,425	$476,826
Short-term investments	256,538	378,006
Accounts receivable, net of allowance for doubtful accounts at $18,084 and $11,559 at June 30, 2006 and December 31, 2005, respectively	297,036	279,766
Prepaid expenses and other current assets	226,111	78,008
Deferred tax assets	127,660	15,907
Current assets of discontinued operations	6,397	5,295

Total current assets	1,340,167	1,233,808

Property and equipment, net	583,328	558,272
Goodwill	1,343,866	1,068,963
Other intangible assets, net	328,945	225,302
Restricted cash and investments	51,482	50,972
Long-term note receivable	—	26,419
Long-term deferred tax assets	188,256	—
Other assets, net	22,581	16,985

Total long-term assets	2,518,458	1,946,913

Total assets	$3,858,625	$3,180,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$668,358	$567,848
Accrued restructuring costs	5,360	7,440
Deferred revenue	417,580	371,566
Short-term debt	174,000	—
Deferred tax liabilities	1,975	—
Current liabilities of discontinued operations	4,034	6,822

Total current liabilities	1,271,307	953,676

Long-term deferred revenue	144,507	127,175
Long-term accrued restructuring costs	2,693	10,876
Other long-term liabilities	5,841	4,995
Long-term deferred tax liabilities	25,694	19,072

Total long-term liabilities	178,735	162,118

Total liabilities	1,450,042	1,115,794

Commitments and contingencies
Minority interest in subsidiaries	46,846	41,485

Stockholders’ equity:
Preferred stock—par value $.001 per share
Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 242,890,145 and 246,418,940 (excluding 35,427,686 and 28,981,444 shares held in treasury at June 30, 2006 and December 31, 2005, respectively)	243	246
Additional paid-in capital	23,286,439	23,368,460
Unearned compensation	—	(24,199)
Accumulated deficit	(20,915,239)	(21,308,512)
Accumulated other comprehensive loss	(9,706)	(12,553)

Total stockholders’ equity	2,361,737	2,023,442

Total liabilities and stockholders’ equity	$3,858,625	$3,180,721

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Revenues	$390,690	$434,221	$763,508	$822,333

Costs and expenses:
Cost of revenues	147,149	134,430	286,183	256,796
Sales and marketing	93,036	137,164	183,846	262,667
Research and development	31,041	25,234	59,321	44,976
General and administrative	59,381	50,935	119,896	85,730
Restructuring, impairment and other reversals, net	(7,604)	(133)	(4,195)	(4,358)
Amortization of other intangible assets	31,832	24,821	59,832	47,661
Acquired in-process research and development	4,600	4,300	15,500	4,300

Total costs and expenses	359,435	376,751	720,383	697,772

Operating income	31,255	57,470	43,125	124,561
Non-operating income:
Minority interest	(758)	(1,048)	(1,405)	(2,176)
Other income, net	5,227	13,792	34,103	28,895

Income from continuing operations before income taxes	35,724	70,214	75,823	151,280
Income tax (benefit) expense	(340,972)	34,284	(316,550)	61,480

Net income from continuing operations	376,696	35,930	392,373	89,800
Net income from discontinued operations, net of tax	91	4,310	900	8,409

Net income	$376,787	$40,240	$393,273	$98,209

Basic net income per share from:
Continuing operations	$1.54	$0.13	$1.60	$0.35
Discontinued operations	—	0.02	—	0.03

	$1.54	$0.15	$1.60	$0.38

Diluted net income per share from:
Continuing operations	$1.52	$0.13	$1.59	$0.34
Discontinued operations	—	0.02	—	0.03

	$1.52	$0.15	$1.59	$0.37

Shares used in per share computation:
Basic	244,744	263,268	245,171	258,694

Diluted	247,252	271,173	247,745	266,427

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
		As Restated (1)
Cash flows from operating activities:
Net income	$393,273	$98,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	49,925	42,582
Amortization of other intangible assets	59,832	47,661
Acquired in-process research and development	15,500	4,300
Provision for doubtful accounts	652	2,489
Stock-based compensation and other	32,825	(3,704)
Restructuring, impairment and other reversals, net	(4,195)	(4,358)
Net gain on sale and impairment of investments	(21,246)	(96)
Minority interest	1,405	2,176
Tax benefit associated with stock options	—	16,337
Deferred income taxes	(295,788)	(7,025)
Loss on disposal of property and equipment	—	186
Changes in operating assets and liabilities:
Accounts receivable	43,359	(82,065)
Prepaid expenses and other current assets	(91,495)	(56,953)
Accounts payable and accrued liabilities	(6,781)	99,825
Deferred revenue	61,040	60,780

Net cash provided by operating activities	238,306	220,344

Cash flows from investing activities:
Purchases of investments	(536,063)	(204,065)
Proceeds from maturities and sales of investments	656,142	178,091
Purchases of property and equipment	(103,569)	(52,238)
Cash paid in business combinations, net of cash acquired	(422,787)	(26,218)
Net proceeds received on long-term note receivable	47,786	17,213
Other assets	(2,851)	(3,313)

Net cash used in investing activities	(361,342)	(90,530)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	39,424	35,898
Change in net assets of subsidiary	247	165
Repurchase of common stock	(135,000)	(42,432)
Proceeds from drawdown of credit facility, net	174,000	—
Debt issuance costs	(3,381)	—
Repayment of long-term liabilities	(1,680)	(1,100)

Net cash provided by (used in) financing activities	73,610	(7,469)

Effect of exchange rate changes on cash and cash equivalents	1,149	(3,407)

Net (decrease) increase in cash and cash equivalents	(48,277)	118,938
Cash and cash equivalents at beginning of period	478,660	330,641

Cash and cash equivalents at end of period	430,383	449,579
Cash and cash equivalents of discontinued operations	(3,958)	(1,863)

	$426,425	$447,716

Cash flows from discontinued operations:
Net cash provided by operating activities	$2,124	$11,583

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds received	$11,702	$14,849

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared by VeriSign, Inc. and its subsidiaries (“VeriSign” or the “Company”) in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the 2006 Annual Report on Form 10-K to be filed with the SEC (the “2006 Form 10-K).

Reclassifications

VeriSign accounted for the November 2005 sale of its payment gateway business as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets. Accordingly, the condensed consolidated financial statements have been reclassified for all periods presented to reflect its payment gateway business as discontinued operations. Unless noted otherwise, discussions in the Notes to condensed consolidated financial statements pertain to continuing operations.

Stock-based Compensation

Prior to January 1, 2006, VeriSign accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of the Company’s common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R replaced SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and superseded APB 25. VeriSign elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period under the pro forma provisions of SFAS 123.

VeriSign recognized incremental stock-based compensation expense of $12.6 million and $23.1 million during the three and six months ended June 30, 2006, respectively, as a result of the adoption of SFAS 123R. See Note 3, “Stock-Based Compensation” for further information regarding stock-based compensation assumptions and expenses.

The Financial Accounting Standards Board’s (“FASB”) Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”), provides an elective method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. FSP 123R-3 provides that an entity may make a one-time election to adopt the transition method. An entity may take up to one year from its initial adoption of SFAS 123R to make the election. During the second quarter of 2006 VeriSign elected the short-cut transition method described in FSP 123R-3, and analyzed its effect on the Company’s Condensed Consolidated Financial Statements for the periods presented. The election of the transition method did not have a material impact on VeriSign’s Condensed Consolidated Financial Statements.

The following table illustrates the effect on net income and net income per share on the Company’s Condensed Consolidated Statements of Income, if VeriSign had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended June 30, 2005	Six months ended June 30, 2005
	As Restated (1)	As Restated (1)
	(In thousands, except per share data)
Net income, as reported	$40,240	$98,209
Add (deduct): Amortization of (credit for) stock-based compensation, net of tax	2,236	(2,928)
Deduct: Stock-based compensation determined under the fair value method for all awards, net of tax	(17,996)	(35,544)

Pro forma net income	$24,480	$59,737

Earnings per share:
Basic:
As reported	$0.15	$0.38
Pro forma stock-based compensation	(0.06)	(0.15)

Pro forma net income per share	$0.09	$0.23

Diluted:
As reported	$0.15	$0.37
Pro forma stock-based compensation	(0.06)	(0.15)
Pro forma net income per share	$0.09	$0.23

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Critical accounting policies and significant management estimates

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what the Company anticipates, and different assumptions or estimates about the future could change its reported results. Management believes critical accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of its financial statements.

Note 2. Restatement of Condensed Consolidated Financial Statements

In this Form 10-Q, the Company is restating its condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of income for the three and six months ended June 30, 2005, and condensed consolidated statements of cash flows for the six months ended June 30, 2005. In the Company’s Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and the related quarters for 2005.

The decision to restate was based on the results of an independent review (the “Review”) into the Company’s historical stock option granting practices that was conducted under the direction of an ad hoc group of VeriSign’s independent directors who had not served on the Company’s Compensation Committee before 2005 (“Ad Hoc Group”).

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

On June 27, 2006, the Company announced that it had received a grand jury subpoena from the U.S. Attorney for the Northern District of California requesting documents relating to VeriSign’s stock option grants and practices dating back to January 1, 1995, and had received an informal request for information from the Securities and Exchange Commission (“SEC”) related to VeriSign’s stock option grants and practices. On February 9, 2007, the Company subsequently received a formal order of investigation from the SEC.

On November 21, 2006, VeriSign announced that the Ad Hoc Group had determined the need to restate VeriSign’s historical financial statements to record additional non-cash, stock-based compensation expense related to past stock option grants.

On March 30, 2007, the Company requested guidance from the Office of the Chief Accountant of the SEC (the “OCA”) concerning certain accounting issues relating to the restatement of its historical financials and the Review. On June 25, 2007, the OCA and the Company concluded their discussions regarding these accounting issues.

The Ad Hoc Group with the assistance of Cleary Gottleib began reviewing the facts and circumstances of the timing of VeriSign’s historical stock option grants for the period from January 1998 through May 2006. The Company announced on January 31, 2007 that the Ad Hoc Group’s Review was substantially completed and that, based on a review of the totality of evidence and the applicable law, the Review’s report did not find intentional wrongdoing by any current member of the senior management team or the former CEO. The Ad Hoc Group’s Review concluded that the Company failed to implement appropriate processes and controls for granting, accounting for, and reporting stock option grants and that corporate records in certain circumstances were incomplete or inaccurate.

The Review Team examined all grants to Section 16 officers and directors during the relevant period, as well as 7 annual performance grants to rank and file employees and 179 acquisition, new hire and promotion, and other grants to rank and file employees on 239 dates from January 1998 through January 2006.

The Review Team identified 8,164 stock option grants made on 41 dates during the relevant period for which measurement dates were incorrectly determined. The measurement dates required revision because the stated date either preceded or was subsequent to the proper measurement date and the stock price on the stated date was generally lower than the price on the proper measurement date. In several instances, the Review Team also determined that the stock price assigned on the initial grant dates was subsequently modified, without being given the required accounting and disclosure treatment.

As part of the restatement, the grants during the relevant period were organized into categories based on grant type and process by which the grant was finalized. The evidence related to each category of grant was analyzed including, but not limited to, electronic and physical documents, document metadata, and witness interviews. Based on the relevant facts and circumstances, and consistent with the accounting literature and recent guidance from the SEC, the controlling accounting standards were applied to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related income tax effects.

Measurement Date Hierarchy

The Company has adopted the following framework for determining the measurement dates of its stock option grants and has applied this framework to each grant based on the facts, circumstances and availability of documentation.

•

The Company reviewed the date of the minutes of the Board of Directors or Compensation Committee meetings for grants made at such meetings when the number of options and exercise price for each recipient had been clearly approved. Where the Review Team determined that the meeting date was not the measurement date, the Review Team determined the actual date of approval of the grant via other documentary evidence and interviews.

•

When a grant was approved by unanimous written consent (“UWC”), the measurement date was the date of the Compensation Committee’s approval of the UWC as established by available evidence, such as receipt of signature pages of the UWC, contemporaneous telephone and/or e-mail communications.

•

If a grant was approved by the CEO under authority delegated by the Compensation Committee, the measurement date was the date on which the CEO communicated approval to the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price.

•

If a grant was approved by the CEO based on the mistaken belief that he had delegated authority to do so (de facto or “substantive” authority), the measurement date was the date on which the CEO communicated approval to either the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price.

•

In the event the date on which the CEO communicated approval was not evident from the approval forms, the measurement date was the date on which other available evidence, such as the surrounding e-mail communications, established the date the CEO approved the grant.

•

In the event the date of CEO approval could not be established by reviewing other available evidence, such as e-mails, the measurement date was the date on which the number of options and exercise price were entered into the Company’s option tracking database (Equity Edge).

•

Except for grants to Section 16 officers which require Compensation Committee approval, for new hire grants and promotion grants , prior to March 13, 1998, the measurement date was the date the Compensation Committee approved the grant (as described above). For new hire grants and promotion grants after March 13, 1998 and prior to September 2000 and after September 30, 2002, the measurement date was the 15th day or the last day of the month (or the prior business day if that day was not a business day) following the actual and documented start date or promotion date of the respective employee receiving the grant. New hire grants and promotion grants made in the period September 1, 2000 through September 30, 2002 required CEO approval. For new hire grants and promotion grants in the period September 1, 2000 through September 30, 2002, the measurement date was the date on which the CEO communicated approval to either the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price. If that date could not be determined, the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge.

After determining the measurement date through the steps in the above Measurement Date Hierarchy, the Company then determined if there were any changes to the individual recipients, exercise prices or amount of shares granted after such measurement date. If there were no changes following such measurement date, that date would be used. If the Company identified changes following such measurement date, then the Company would evaluate whether the changes should delay the measurement date for the entire list of grants on that date, result in a repricing, or result in separate accounting for specific grants.

Director Grants

Required Granting Actions: Grants to directors under the 1998 Director Plan (the “Director Plan”) were automatic and non-discretionary; the Director Plan did not require the CEO, the Board or the Compensation Committee to review or approve director grants. Each new director received an initial grant of a specified number of options on the date of his or her appointment and annually on the anniversary of the initial grant to be priced on the appointment or anniversary date, respectively. Directors serving before the Director Plan was adopted received an annual grant on the anniversary of their previous grant.

Method for Determining Proper Measurement Dates: For the initial grant, the measurement date was the date the director was appointed to the Board, as reflected in Board minutes. In the absence of Board minutes, the measurement date was the date specified in the proxy statement or, if not clear, the date of the first Board meeting attended by the new director. For anniversary grants, the measurement date was the annual anniversary of the initial grant (or the next business day if such date was not a business day).

Executive Grants

Required Granting Actions: The Compensation Committee is required to approve all grants to executive officers. For grants to the former CEO, the Review Team concluded that, in all but three cases (including the February 2002 grant described below), the Compensation Committee or the Board of Directors approved the grant on the stated grant date, resulting in a correct measurement date.

Method for Determining Proper Measurement Dates: For grants other than the February/May 2002 grant described below, including the other two grants to the former CEO referred to above, please refer to the Measurement Date Hierarchy above.

Acquisition Grants

Required Granting Actions: CEO authorization required. The Board of Directors implicitly delegated to the CEO authority to approve grants to employees from acquisitions when the Board approved an acquisition.

Method for Determining Proper Measurement Dates: Refer to the Measurement Date Hierarchy above.

Annual Refresh Grants

Required Granting Actions: The Compensation Committee was required to approve all annual refresh grants through and including the 2004 annual refresh grant. In 2005, the Compensation Committee delegated to the CEO the authority to approve rank and file annual refresh grants.

Method for Determining Proper Measurement Dates: Refer to the Measurement Date Hierarchy above.

Extended Grants

Required Granting Actions: The Compensation Committee or the Board of Directors is required to approve all extensions of grants.

Method for Determining Proper Measurement Dates: Extended grants are a modification of a previous award. Available documentation was used to establish the modification date and to measure the additional compensation charge.

Retention and Off-Cycle Grants

Required Granting Actions: The Compensation Committee is required to approve all retention and off-cycle grants.

Method for Determining Proper Measurement Dates: Refer to the Documentation Hierarchy above. For the February/May 2002 retention grant described below, the former CEO approved the grants to rank and file employees.

New Hire and Promotion Grants

Required Granting Actions: New hire grants and promotion grants made after March 13, 1998 and prior to September 2000 and those made after September 30, 2002 were automatic and did not require the CEO, the Board or the Compensation Committee review or approval. Prior to March 13, 1998, the Compensation Committee was required to approve all new hire and promotion grants. New hire grants and promotion grants made in the period September 1, 2000 through September 30, 2002 required CEO approval.

Method for Determining Proper Measurement Dates: Refer to the Measurement Date Hierarchy above.

The 8,164 grants previously identified as having incorrectly determined measurement dates were classified into the following six categories: (1) 27 grants on 11 dates to persons elected or appointed as members of the Board of Directors (“Director Grants”); (2) 33 grants to executive officers (“Executive Grants”); (3) 2,908 grants to employees issued after an acquisition, newly hired employees and promoted employees under the new hire and promotion grants program described below (“New Hire and Promotion Grants Program”), and other grants to a large number of non-executives; (4) 4,226 grants made in broad-based awards to large numbers of employees, usually on an annual basis (“Annual Refresh Grants”); (5) 964 off-cycle performance grants; and (6) 6 grants whereby the expiration dates were extended (“Extended Grants”). All references to the number of option shares, option exercise prices, and share prices have been adjusted for all subsequent stock splits.

As discussed below, it was determined that the originally assigned grant dates for 8,164 grants were not ascribed the proper measurement dates for accounting purposes. Accordingly, after accounting for forfeitures, stock-based compensation expense of $171.4 million on a pre-tax basis was recognized over the respective awards’ vesting terms for the periods from 1998 to 2006. The adjustments made to reflect the proper measurement dates for accounting purposes were determined by category as follows:

Director Grants: 64 director grants were made on 36 dates during the relevant period. Of the 64 grants, there were 27 grants to directors for which it was determined that the originally determined grant dates preceded or succeeded the measurement dates, 11 grants were in excess of plan parameters, and some of the dates were selected in hindsight based on an advantageous share price. Of the 27 grants with measurement date issues, 26 of the grants involved periods of 5 days or less and resulted in a stock-based compensation expense of less than $100,000 in the aggregate. Revisions to measurement dates for director grants were made where the wrong date was selected based on the requirements of the Director Plan and where incorrect start dates were used for the date the director joined the Board of Directors. The excess grants have been historically honored by the Company. As a result, $0.3 million of stock-based compensation expense was recognized.

Executive Officer Grants: It was determined that for 33 of the grants to executive officers, the originally determined grant dates preceded the measurement dates or the grant dates and exercise prices were subsequently changed. Some of these dates were selected in hindsight based on an advantageous share price. As the stock prices on the originally determined grant dates were lower than the stock prices on the proper measurement date, $28.1 million of stock-based compensation expense was recognized. The revised measurement dates for various executive officer grants were based on Compensation Committee meeting dates, signed UWCs, delayed CEO approval, and for one date the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge. The authority for 21 grants, which have been historically honored by the Company, is based on the CEO’s presumed authority.

New Hire and Promotion Grants Program: The Company concluded that the new hire and promotion grants made pursuant to the New Hire and Promotion Grants Program within the pre-established guidelines did not require an adjustment, with the exception of the grants made from September 1, 2000 to September 30, 2002. For the 1,728 grants made during that time period, management concluded that the measurement dates occurred only on the dates of the CEO approval. Due to practical difficulties in ascertaining the actual dates of the CEO approval for many new hire and promotion grants in that time period, the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge. The incremental stock-based compensation expense associated with the New Hire and Promotion Grants during the relevant period was $11.9 million.

Acquisition Grants: After the consummation of certain acquisitions, the Company granted stock options to employees of the acquired entities. It was determined that the measurement dates for 1,180 option grants required revision because the stated grant dates preceded the proper measurement dates and the approval authority was based on CEO approval. Some of these dates were chosen in hindsight based on an advantageous share price. Of the 1,180 grants, 1,048 grants were extinguished as part of the Company’s exchange program which commenced in November 2002. Due to issues associated with the measurement dates for the acquisition grants, $36.2 million of additional stock-based compensation expense was recognized during the relevant period.

Annual Refresh Grants: During the relevant period, 3,782 broad-based grants were made to employees under an annual program (the “Refresh Grants”) for which the originally assigned grant dates were not the proper measurement dates. Some of these dates were chosen in hindsight based on an advantageous share price, and the authority for some of the Refresh Grants was the CEO’s presumed authority. For one of the annual Refresh Grants which occurred in August 2000, there was conflicting documentation and inconclusive evidence with respect to the measurement date. It was determined that the most appropriate measurement date, due to the lack of affirmative evidence otherwise, was the date on which the number of options and exercise price were entered into Equity Edge, and based on that date, $19.2 million of stock-based compensation expense was recognized in the period 2000 to 2002. These grants were extinguished in December 2002 as part of the Company’s exchange program which commenced in November 2002. The Company did not approve or process any stock option grants to existing employees during the period of the tender offer or agree or imply that it would compensate employees for any increases in the market price during the tender period. The Review also determined that the annual refresh grants for the years 1999, 2001, 2004, and a portion of the 2003 grant had a measurement date that was later than the date that was originally used. In these cases, where the measurement dates were revised, the authority for the grants varied and included new dates based on UWCs by the Compensation Committee or approvals by the CEO. Where approval was not determinable based on the above, the Company utilized the date on which the number of options and exercise price were entered into Equity Edge. Due to the errors in measurement dates associated with the annual refresh grants, stock-based compensation expense of $55.1 million was recognized.

Off-Cycle Performance Grants: There were 964 performance grants made to employees on March 15, 2001 and October 1, 2003. These dates were chosen in hindsight based on an advantageous share price, and the authority for these grants was the CEO’s de facto authority. The revised measurement dates were based on the dates of the UWC for the March 15, 2001 grant and e-mail correspondence for the October 1, 2003 grant. Due to the errors in measurement dates associated with the off-cycle performance grants, stock-based compensation expense of $5.6 million was recognized.

Extended Grants: During the relevant period, there were 6 stock option extensions (including one to the former CEO described below) whereby an option was extended beyond its expiration or termination date and for which a compensation charge had not been recorded. As a result, $2.1 million of stock-based compensation expense was recognized.

The former CEO received certain options from Network Solutions, Inc. (“NSI”) in his capacity as a NSI director prior to VeriSign’s acquisition of NSI. Upon receiving legal advice, management extended the term of those options beyond their original expiration date. The former CEO exercised those options on May 24, 2002. The Ad Hoc Group reviewed the extension of these options and determined that the legal advice was incorrect and that the options should not have been extended. Upon learning of this determination in January 2007, the former CEO voluntarily paid $174,425 to VeriSign, reflecting the after-tax net profit he received from the exercise of those options.

2002 Retention Grants: Between February and May 2002, the Compensation Committee considered special option grants as a retention incentive for executive officers and other executives and key employees, since in many cases the exercise prices of options previously granted to these individuals were significantly above the then current market price for shares of VeriSign’s common stock. These retention grants are summarized as follows:

Grants to Executive Officers and Other Executives: The Company determined that 68 grants of options for a total of 4,631,000 shares to executive officers and other executives were finalized on April 10, 2002 rather than the stated grant date of February 21, 2002. The Review Team was unable, after review of detailed documentation, including multiple draft versions of the February 12, 2002 Compensation Committee minutes, approval forms (which were undated) and email correspondence, to affirmatively determine when the grants to executive officers and other executives were approved. In accordance with the Company’s measurement date hierarchy for grants described above, the Company determined that April 10, 2002 was the correct measurement date because that was the date that other grants, including certain executive grants, were entered into Equity Edge. The grant price as of the measurement date was $23.74, the closing market price of the Company’s stock on April 10, 2002. Because the stated exercise price of the grants was set based on the closing market price on February 21, 2002 of $22.71 and preceded the measurement date, an incremental $1.3 million of stock-based compensation expense was recognized.

The Company also determined that the Compensation Committee repriced 1,870,000 of these options on May 24, 2002, with an exercise price of $10.08, the closing market price of the Company’s stock on May 24, 2002. The Company determined that these grants were repriced based on a UWC of the Compensation Committee. The accounting impact of the repricing was not recorded at the time of the Compensation Committee approval and the Company did not properly disclose the circumstances of these grants. In accordance with FIN 44 and after applying variable accounting, the Company recognized incremental stock-based compensation expense of approximately $15.8 million, net of reversals, for the periods between 2002 and 2006.

Grants to Employees: Broad-based employee grants were also considered during the February to May 2002 period. The Review Team determined that the CEO, under his presumed authority, approved 305 broad-based employee grants on or about March 20, 2002 with a grant price of $26.42, the closing market price of the Company’s stock on that date. These awards were communicated shortly thereafter to the employees. The Company determined that March 20, 2002 was a definitive measurement date for the awards to the employees.

The grants to employees previously approved by the CEO on March 20, 2002 were submitted for approval to the Compensation Committee as evidenced in a UWC dated May 24, 2002. The Compensation Committee approved the 305 employee grants with an exercise price of $10.08, the market value of the Company’s common stock on May 24, 2002. Therefore the employee awards were re-priced on that date. Although the awards had been communicated to the employees and disclosed in the Company’s Form 10-Q for the first quarter of 2002, the accounting impact of the repricing was not recorded at the time of the Compensation Committee approval and the Company did not properly disclose the circumstances of these grants. As a result of the repricing, and after applying variable accounting, approximately $6.6 million, net of reversals of additional stock-based compensation expense has been recorded for the periods between 2002 and 2006.

Retention Grants to our former CEO: In the February 12, 2002 Compensation Committee meeting, the Committee considered the number and vesting period of a proposed option award to the CEO. The Review Team found multiple draft versions of the minutes for the February 12, 2002 meeting of the Compensation Committee and concluded that the signed minutes were inaccurate. Attendees at the meeting have different recollections of the business conducted. One draft, unapproved version of those minutes, stated the number of options to be awarded to the CEO was 1,200,000, while the signed version of the minutes approved by the members of the Compensation Committee in late May 2002 stated that the number of options to be awarded was 600,000. Both versions of the minutes stated that the grant date and the exercise price was February 21, 2002 and $22.71. The minutes of a Board meeting held on February 12, 2002, after the Compensation Committee meeting, also indicate that the CEO was awarded 1,200,000 options at the February 12, 2002 Compensation Committee meeting.

The Company has determined that the measurement date for the 1,200,000 options to the CEO was February 12, 2002 with a grant price of $26.31, the closing market price of the Company’s stock on that date, and that the options were repriced on February 21, 2002 with a grant price of $22.71, the closing market price of the Company’s stock on that date. Subsequently, 600,000 options of the 1,200,000 options were repriced on May 24, 2002 with a grant price of $10.08, the closing market price of the Company’s stock on that date. The accounting impact of the repricings was not recorded at the time of the Compensation Committee approval and the Company did not properly disclose the circumstances of these grants. As a result of the repricing, and after applying variable accounting, approximately $7.5 million, net of reversals, of additional stock-based compensation expense has been recorded for the periods between 2002 and 2006.

Actions Taken by the Board with respect to Grants: As part of the Review, the Board of Directors confirmed all option grants (including those to our former CEO and CFO) that the Review Team concluded had authority issues as legally binding and enforceable obligations of the Company as of the date of such grant. In addition, the Board of Directors has decided to modify the following grants to the former CEO and CFO in 2007 and no reversal of compensation expense was recorded for these negative modifications in the financial statements.

Former CEO: An option grant to the former CEO of 100,000 shares originally dated December 29, 2000 at an exercise price of $74.188 was modified to a new exercise price of $127.31.

Former CEO: The February 2002 option grant to the former CEO of 600,000 shares originally dated February 21, 2002 at an exercise price of $22.71 was modified to a new exercise price of $26.31.

Former CFO: An option grant to the CFO of 25,000 shares originally dated December 29, 2000 at an exercise price of $74.188 was modified to a new exercise price of $127.31.

Former CFO: An option grant to the CFO of 125,000 shares originally dated August 1, 2000 at an exercise price of $151.25 was modified to a new exercise price of $165.22.

Former CFO: An option grant to the CFO of 40,000 shares originally dated March 15, 2001 at an exercise price of $34.438 was modified to a new exercise price of $42.26. The CFO’s 409A tax election described below modified 1,667 of these options and the Board of Directors determined to modify the remaining 38,333 options.

Former CFO: A grant to the CFO of 90,000 shares originally dated September 6, 2001 at an exercise price of $34.16 was modified to a new exercise price of $38.30. The CFO’s 409A tax election described below modified 11,250 of these options and the Board of Directors determined to modify the remaining 78,750 options.

Former CFO: The February 2002 option grant to the CFO of 100,000 shares originally dated February 21, 2002 at an exercise price of $22.71 was modified to a new exercise price of $23.74.

Other: The Company and the Review Team also determined that the former CEO received an option grant in October 1998 for 100,000 shares (95,928 non-qualified stock options (“NQSOs”) and 4,072 incentive stock options (“ISOs”), which split to options for 200,000 shares in May 1999 and then split again to options for 400,000 shares in November 1999 when the Company announced a stock split during those respective periods.

The account statements and monthly reporting statements for November 1 and December 1, 2000 showed that the former CEO held options for 400,000 shares at the split-adjusted price of $7.67. However, the Ad Hoc Group determined that sometime between December 1, 2000 and January 1, 2001, the Company erroneously changed the former CEO’s options to reflect the pre-split amount of 100,000 shares instead of 400,000 shares, but at the post-split price of $7.67. The error was never subsequently corrected. Therefore, the former CEO did not receive the benefit of the additional 300,000 options arising from the two stock splits, which expired in 2005. Based on a determination by the Board of Directors after the Ad Hoc Group’s Review in May 2007, the Company has agreed to pay the former CEO $5,459,430, reflecting the gain he would have realized from the exercise of these options prior to their expiration, based on the weighted-average price of stock options exercised by the former CEO in August 2005.

The other principal factual findings of the Review’s report included the following:

•

The human resources, accounting, and legal departments failed to implement appropriate processes and controls. During 2000 through 2003, the option grant process was characterized by a high degree of informality and relatively little oversight.

•	The Review found no evidence that accounting personnel were aware of the deficient practices used in selecting grant dates.

•	The Review found instances of incomplete and inaccurate corporate records, including two sets of Committee minutes that were inaccurate.

•	The Review found no evidence of fictitious individuals being granted options.

•

Options found to be misdated, have a date chosen in hindsight based on an advantageous share price, repriced, or unauthorized with a stated exercise price lower than the share price at the actual approval date will result in adverse tax consequences to the recipients and the Company.

•	In light of the Review’s other findings, the Company’s disclosures related to option grants were inaccurate in some respects.

Based on the results of the Review, the Company has recorded additional non-cash stock-based compensation expense (benefit) net of related income tax effects related to past stock option grants of $1.5 million for the first quarter ended March 31, 2006, ($21.6 million) and $36.9 million in fiscal years 2005 and 2004, respectively. These adjustments were recorded based on the evidence and findings from the Ad Hoc Group’s review, including analysis of the measurement dates for the 8,164 stock option grants made on 41 dates during the relevant period that the Review determined were incorrect.

The incremental impact from recognizing stock-based compensation expense resulting from the Ad Hoc Group’s Review of past stock option grants is as follows (dollars in thousands):

Fiscal Year	As Restated		As Previously Reported	Pre-Tax Expense (Income) Adjustments		After Tax (Income) Expense Adjustments
1998	$1,288		$1,280	$8		$8
1999	7,057		104	6,953		6,953
2000	24,814		1,722	23,092		23,092
2001	42,500		7,803	34,697		34,697
2002	70,066		18,956	51,110		51,110
2003	35,010		7,389	27,621		27,621

Total 1998 – 2003 impact	180,735		37,254	143,481		143,481
2004	46,835		3,136	43,699		36,873
2005 (2)	(10,588	)(2)	6,312	(17,670)		(21,560)
2006 (1)	66,285		64,438	1,847	(1)	1,532	(1)

Total	$283,267		$111,140	$171,357		$160,326

(1)	Pre-tax expense adjustments are through March 31, 2006 and represent amounts being reported pursuant to FAS123R whereas all other amounts are reported pursuant to APB25.
(2)	Includes $0.8 million of other stock-based compensation adjustments that were unrelated to past stock option grants.

Additionally, the pro forma expense under SFAS 123 in Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q has been restated to reflect the impact of these adjustments for the three and six months ended June 30, 2005.

Tax Implications

VeriSign evaluated the impact of the restatements on its global tax provision and has determined that a portion of the tax benefit relating to stock-based compensation expense formerly associated with stock option deductions is attributable to continuing operations. VeriSign identified deferred tax assets totaling $16.3 million at December 31, 2005 which reflect the benefit of tax deductions from future employee stock option exercises. VeriSign has not realized this or any other deferred tax asset relating to taxing jurisdictions within the United States as of December 31, 2005. See Note 15 of Notes to Condensed Consolidated Financial Statements regarding VeriSign’s realization of United States-based deferred tax assets.

VeriSign also believes that it should not have taken a tax deduction under Internal Revenue Code (IRC) Section 162(m) in prior years for stock option related amounts pertaining to certain executives. Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, VeriSign’s tax net operating losses associated with the stock option intra-period allocation have decreased by $12.6 million. VeriSign continues to apply a valuation allowance to its tax net operating losses relating to stock options exercised prior to the adoption of SFAS 123R, “Share-Based Payment.” Pursuant to Footnote 82 of SFAS 123R, VeriSign recognizes financial statement benefit of these tax net operating losses when such losses reduce cash taxes paid.

Section 409A of the Internal Revenue Code (“Section 409A”) imposes significant penalties on individual income taxpayers who were granted stock options that were unvested as of December 31, 2004 and that have an exercise price of less than the fair market value of the stock on the date of grant (“Affected Options”). These tax consequences include income tax at vesting, an additional 20% tax and interest charges. In addition, the issuer of Affected Options must comply with certain reporting and withholding obligations under Section 409A.

These adverse tax consequences may be avoided for unexercised Affected Options if the exercise price of the Affected Option is adjusted to reflect the fair market value at the time the option was granted (as such measurement date is determined for financial reporting purposes). Under Treasury regulations, Affected Options held by an executive officer or directors of VeriSign were to be amended on or before December 31, 2006 to avoid the adverse tax consequences of Section 409A; holders of Affected Options who are not executive officers or directors of VeriSign have until December 31, 2007 to amend their Affected Options to avoid the adverse tax consequences of Section 409A.

Other Matters

As part of the restatement, the Company made other adjustments to previously issued financial statements back to 2002. These adjustments include corrections to revenue, expenses, other income and related income tax adjustments. The adjustments are in addition to the recognition of additional stock compensation expense resulting from the stock option investigation and are fully described in the following restated condensed consolidated balance sheet as of December 31, 2005 and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2005.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Balance Sheet as of December 31, 2005:

	December 31, 2005
	Previously Reported	Adjustments		As Restated (1)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$476,826	$—		$476,826
Short-term investments	378,006	—		378,006
Accounts receivable, net	271,883	7,883	(A)	279,766
Prepaid expenses and other current assets	80,079	(2,071	)(A)	78,008
Deferred tax assets	16,186	(279	)(D)	15,907
Current assets of discontinued operations	5,295	—		5,295

Total current assets	1,228,275	5,533		1,233,808

Property and equipment, net	553,036	5,236	(B)	558,272
Goodwill	1,071,910	(2,947	)(B)	1,068,963
Other intangible assets, net	225,302	—		225,302
Restricted cash and investments	50,972	—		50,972
Long-term note receivable	26,419	—		26,419
Other assets, net	16,985	—		16,985

Total long-term assets	1,944,624	2,289		1,946,913

Total assets	$3,172,899	$7,822		$3,180,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$555,458	$12,390	(C)	$567,848
Accrued restructuring costs	7,440	—		7,440
Deferred revenue	368,413	3,153	(A)	371,566
Current liabilities of discontinued operations	6,822	—		6,822

Total current liabilities	938,133	15,543		953,676

Long-term deferred revenue	127,175	—		127,175
Long-term accrued restructuring costs	10,876	—		10,876
Other long-term liabilities	4,995	—		4,995
Long-term deferred tax liabilities	18,560	512	(C)	19,072

Total long-term liabilities	161,606	512		162,118

Total liabilities	1,099,739	16,055		1,115,794

Commitments and contingencies
Minority interest in subsidiaries	41,485	—		41,485
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	246	—		246
Additional paid-in capital	23,205,261	163,199	(D)	23,368,460
Unearned compensation	(13,911)	(10,288	)(D)	(24,199)
Accumulated deficit	(21,147,368)	(161,144	)(D,E)	(21,308,512)
Accumulated other comprehensive loss	(12,553)	—		(12,553)

Total stockholders’ equity	2,031,675	(8,233)		2,023,442

Total liabilities and stockholders’ equity	$3,172,899	$7,822		$3,180,721

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(A)	Adjustment to accounts receivable due to the error related to not properly accounting for insurance revenues after Jamba was acquired. Adjustment to prepaid expenses and other assets was due to the error related to not accounting for software maintenance contracts correctly.
(B)	The increase in fixed assets was due to the error in proper accounting treatment for software maintenance contracts. The decrease in goodwill was a result from the understatement of deferred compensation for a 2005 acquisition.
(C)	Accounts payable and accrued liabilities increased primarily due to the restatement entries impact from a decrease in income taxes payable which was offset by an increase due to additional liabilities related to the correction of the error with the software maintenance contracts.
(D)	The increase additional paid-in-capital was primarily due to the impact of prior period changes to stock-based compensation expenses. The increase to accumulated deficit was primarily due to the impact of prior period changes to stock-based compensation expenses.
(E)	Includes prior year’s income statement impact of other matters and stock-based compensation.

The following tables present the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Income:

	Three Months Ended				Six Months Ended
	June 30, 2005				June 30, 2005
	As Previously Reported	Adjustments		As Restated (1)	As Previously Reported	Adjustments		As Restated (1)
	(In thousands, except share and per share amounts)
Revenues	$430,408	3,813	(A)	$434,221	$817,675	4,658	(A)	$822,333

Costs and expenses:
Cost of revenues	134,232	198	(B)	134,430	256,620	176	(B)	256,796
Sales and marketing	137,203	(39	)(B)	137,164	263,384	(717	)(B)	262,667
Research and development	24,832	402	(B)	25,234	45,031	(55	)(B)	44,976
General and administrative	49,675	1,260	(B)	50,935	91,774	(6,044	)(B)	85,730
Restructuring, impairments, and other reversals	(133)	—		(133)	(2,008)	(2,350	)(B)	(4,358)
Amortization of other intangible assets	24,821	—		24,821	47,661	—		47,661
Acquired in-process research and development	4,300	—		4,300	4,300	—		4,300

Total costs and expenses	374,930	1,821		376,751	706,762	(8,990)		697,772

Operating income	55,478	1,992		57,470	110,913	13,648		124,561
Non-operating income Minority interest	(1,048)	—		(1,048)	(2,176)	—		(2,176)
Other income, net	14,084	(292	)(C)	13,792	29,361	(466	)(C)	28,895

Income from continuing operations before income taxes	68,514	1,700		70,214	138,098	13,182		151,280
Income tax expense	31,568	2,716		34,284	55,992	5,488		61,480

Net income from continuing operations	36,946	(1,016)		35,930	82,106	7,694		89,800
Net income from discontinued operations	4,349	(39	)(D)	4,310	8,364	45	(D)	8,409

Net income	$41,295	(1,055)		$40,240	$90,470	7,739		$98,209

Basic net income per share from:
Continuing operations	$0.14			$0.13	$0.32			$0.35
Discontinued operations	0.02			0.02	0.03			0.03

Net income	$0.16			$0.15	$0.35			$0.38

Diluted net income per share from:
Continuing operations	$0.14			$0.13	$0.31			$0.34
Discontinued operations	0.02			0.02	0.03			0.03

Net income	$0.15			$0.15	$0.34			$0.37

Shares used in per share computation:
Basic	263,538			263,268	258,018			258,694

Diluted	272,888			271,173	266,871			266,427

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(A)	To properly record $3.8 million in insurance revenues that was incorrectly recorded in the fourth quarter of 2005. Recognition of previously unrecognized revenue related to our Jamba business in EMEA.
(B)	A reversal of $2.3 million to restructuring expense was recorded in 2005 to correct a charge that should have been recorded in 2003. The charge was properly recorded in 2003. A net reversal of approximately $6.9 million in stock compensation expense as a result of the restatement. Additional expenses include deferred stock-based compensation for the understatement of expense relating to assumed options from the LightSurf acquisition and additional expenses to correct an accounting error related to software maintenance amortization which was partially offset with a benefit for payroll taxes as a result of the restatement.
(C)	Primarily due to a foreign exchange loss that resulted from revenue adjustments to our Jamba business in EMEA.
(D)	Additional stock-based compensation expense related to our stock option investigation allocated to discontinued operations and change in the effective tax rate.

The following tables present the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments	As Restated (1)
Cash flows from operating activities:
Net income	$90,470	$7,739	$98,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	42,582		42,582
Amortization of other intangible assets	47,661		47,661
Acquired in-process research and development	4,300		4,300
Provision for doubtful accounts	2,489		2,489
Stock-based compensation expense and other	2,722	(6,426)	(3,704)
Non-cash restructuring, impairments, and other charges (reversals)	146	(2,350)	(2,204)
Net gain on sale and impairment of investments	(96)		(96)
Minority interest	2,176		2,176
Tax benefit associated with stock options	16,337		16,337
Deferred income taxes	(7,115)	90	(7,025)
Loss on disposal of property and equipment	186		186
Changes in operating assets and liabilities:
Accounts receivable	(77,227)	(4,838)	(82,065)
Prepaid expenses and other current assets	(54,048)	(2,905)	(56,953)
Accounts payable and accrued liabilities	83,386	14,285	97,671
Deferred revenue	59,957	823	60,780

Net cash provided by operating activities	213,926	6,418	220,344

Cash flows from investing activities:
Purchases of investments	(204,065)		(204,065)
Proceeds from maturities and sales of investments	178,091		178,091
Purchases of property and equipment	(45,820)	(6,418)	(52,238)
Cash paid in business combinations, net of cash acquired	(26,218)		(26,218)
Net proceeds received on long-term note receivable and investment	17,213		17,213
Other assets	(3,268)	(45)	(3,313)

Net cash used in investing activities	(84,067)	(6,463)	(90,530)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	35,898		35,898
Change in net assets of subsidiary	165		165
Repurchase of common stock	(42,477)	45	(42,432)
Repayment of long-term liabilities	(1,100)		(1,100)

Net cash used in financing activities	(7,514)	45	(7,469)

Effect of exchange rate changes on cash and cash equivalents	(3,407)		(3,407)

Net (decrease) increase in cash and cash equivalents	118,938		118,938
Cash and cash equivalents at beginning of period	330,641		330,641

Cash and cash equivalents at end of period	449,579		449,579
Cash and cash equivalents of discontinued operations	(1,863)		(1,863)

	$447,716		$447,716

Cash flows from discontinued operations:
Net cash provided by operating activities	$11,583		$11,583

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 3. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. See Note 1 for a description of VeriSign’s adoption of SFAS 123R.

Stock Option Plans

The majority of VeriSign’s stock-based compensation expense relates to stock options. Historically, stock options have been granted to broad groups of employees at most levels on a discretionary basis. In the second quarter of 2006, the Compensation Committee, in consultation with other members of the Company’s Board of Directors, resolved to grant restricted stock units ("RSUs") instead of stock options to employees below the director level. Employees at or above the director level continue to be eligible to receive stock options as well as RSUs. As of June 30, 2006, a total of 61,422,240 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

On May 26, 2006, the stockholders of VeriSign approved the 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan replaces VeriSign’s 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee of the Board of Directors which may delegate to a committee of one or more members of VeriSign's Board of Directors or VeriSign officers the ability to grant awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All options have a term of not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. A restricted stock unit is an award covering a number of shares of VeriSign common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units will generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over 4 years. The Compensation Committee of the Board of Directors, however, may authorize grants with a different vesting schedule in the future. 27,000,000 shares are authorized and reserved for issuance under the 2006 Plan.

The 2001 Stock Incentive Plan (“2001 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 2001 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 2001 Plan authorized the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of June 30, 2006, no restricted stock awards have been made under the 2001 Plan. Options were granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. All options were granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. No further options can be granted under the 2001 Plan.

The 1998 Equity Incentive Plan (“1998 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 1998 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 1998 Plan authorized the award of options, restricted stock awards, restricted stock units and stock bonuses. Options were granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant for incentive stock options and 85% of the fair market value for non-qualified stock options. All options were granted at the discretion of the Board and have a term not greater than 7 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. No further options can be granted under the 1998 Plan.

The 1998 Directors Plan (“Directors Plan”) was terminated upon of the approval of the 2006 Plan. Options to purchase common stock granted under the Directors Plan remain outstanding and subject to the vesting and exercise terms of the original grant. Members of the Board, who were not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, were eligible to participate in the Directors Plan. The option grants under the Directors Plan were automatic and non-discretionary, and the exercise price of the options was 100% of the fair market value of the common stock on the date of the grant. Each eligible director was initially granted an option to purchase 25,000 shares on the date he or she first became a director (“Initial Grant”). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director was automatically granted an additional option to purchase 12,500 shares of common stock if the director had served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign.

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

In connection with its acquisitions in 2005 and 2006, VeriSign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vest over a four-year period, as set forth in the applicable option agreement.

1998 Employee Stock Purchase Plan

As of June 30, 2006, VeriSign has reserved 17,589,449 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period and the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31.

Stock-based Compensation

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands, except per share data)
Stock-based compensation:
Cost of revenue	$3,411	$426	$7,310	$469
Sales and marketing	3,683	602	7,182	33
Research and development	2,596	866	4,842	439
General and administrative	5,604	1,563	12,498	(5,283)

Total stock-based compensation	$15,294	$3,457	$31,832	$(4,342)
Tax benefit (expense) associated with stock-based compensation expense	3,242	1,200	7,512	(1,541)

Net effect of stock-based compensation expense on net income	$12,052	$2,257	$24,320	$(2,801)

Net effect of stock-based compensation expense on net income per share:
Basic	$0.05	$0.01	$0.10	$(0.01)

Diluted	$0.05	$0.01	$0.10	$(0.01)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Prior to the adoption of SFAS 123R, the Company presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on January 1, 2006 VeriSign reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.

As of June 30, 2006, total unrecognized compensation cost related to unvested stock options and restricted stock awards was $93.4 million and $9.1 million, respectively, and is expected to be recognized over a weighted-average period of 2.6 years and 3.0 years, respectively. Stock-based compensation cost capitalized as part of property and equipment was $0.4 million and $0.8 million for the three and six months ended June 30, 2006, respectively.

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and Purchase Plan options. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and Purchase Plan options for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options:
Volatility	36%	64%	37%	71%
Risk-free interest rate	5.03%	3.73%	4.79%	3.67%
Expected term	3.2 years	3.1 years	3.1 years	3.1 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	n/a	n/a	39%	47%
Risk-free interest rate	n/a	n/a	4.44%	2.24%
Expected term	n/a	n/a	1.25 years	1.25 years
Dividend yield	n/a	n/a	zero	zero

Under SFAS 123R, VeriSign’s expected volatility is based on the combination of historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise and/or cancellation of options. VeriSign does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, VeriSign estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Option Information

The following table summarizes stock option activity for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004:

	Six Months Ended June 30, 2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	35,638,232	$31.51	32,878,169	$33.74	31,999,664	$36.87
Assumed in business combinations	797,306	1.48	1,645,508	3.71	687,659	4.79
Granted	3,006,413	23.02	10,053,156	25.95	9,156,123	20.20
Exercised	(2,284,963)	12.71	(5,343,504)	11.48	(4,391,205)	11.04
Forfeited	(2,245,956)	49.32	(2,919,635)	35.84	(3,971,347)	46.19
Expired	(511,843)	28.85	(675,462)	126.32	(602,725)	44.62

Outstanding at end of period	34,399,189	30.20	35,638,232	31.51	32,878,169	33.74

Exercisable at end of period	24,415,529	35.14	26,404,992	41.36	17,085,569	48.19

Weighted-average fair value of options granted during the period		$7.08		$10.80		$11.91
Total intrinsic value of options exercised during the period (in thousands)		$24,177		$78,731		$49,580

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.09 – $ 9.99	2,084,598	4.22 years	$3.92	1,060,983	$5.17
$ 10.00 – $ 13.78	3,095,619	3.43 years	11.76	2,366,945	11.42
$ 13.79	2,287,961	2.66 years	13.79	2,053,676	13.79
$ 13.80 – $ 19.99	5,393,001	4.30 years	17.14	2,344,089	17.04
$ 20.00 – $ 24.99	6,151,969	4.57 years	22.80	1,224,961	22.68
$ 25.00 – $ 29.99	8,252,821	4.24 years	26.75	8,231,655	26.75
$ 30.00 – $ 39.99	3,095,910	2.41 years	35.03	3,095,910	35.03
$ 40.00 – $ 59.99	1,659,393	4.26 years	53.99	1,659,393	53.99
$ 60.00 – $ 99.99	778,215	1.21 years	81.68	778,215	81.68
$100.00 – $253.00	1,599,702	1.01 years	154.83	1,599,702	154.83

	34,399,189	3.74 years	30.20	24,415,529	35.14

Intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the stock options. The closing price of VeriSign’s stock was $23.17 on June 30, 2006, as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of stock options outstanding and stock options exercisable with an exercise price below $23.17 as of June 30, 2006 was $132.8 million and $81.2 million, respectively. The weighted-average remaining contractual life for stock options exercisable at June 30, 2006 was 3.34 years.

The following table summarizes unvested restricted stock award activity for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004:

	Six Months Ended June 30, 2006		2005		2004
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	322,433	$27.97	275,000	$22.20	150,000	$12.88
Granted	83,117	22.69	222,683	25.26	125,000	33.38
Released	(3,126)	33.38	(166,250)	14.88	—	—
Forfeited	(22,903)	26.35	(9,000)	26.40	—	—

Unvested at end of period	379,521	26.87	322,433	27.97	275,000	22.20

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

The purpose of the accelerated vesting was to enable the Company to reduce compensation expense associated with these options in future periods, beginning with the first quarter of 2006, in its condensed consolidated financial statements, pursuant to SFAS 123R. The acceleration of the vesting of these options did not result in a charge to expenses in 2005.

Note 4. Business Combinations

m-Qube

On May 1, 2006, VeriSign completed its acquisition of m-Qube, Inc. (“m-Qube”), a Watertown, Massachusetts-based privately held mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services. VeriSign’s purchase price of $269.2 million for all of the outstanding capital stock and vested options of m-Qube consisted of approximately $266.0 million in cash consideration and $2.4 million in direct transaction costs. VeriSign also assumed $0.8 million of unvested stock options of m-Qube. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. m-Qube’s results of operations have been included in the Condensed As a result of the acquisition of m-Qube, VeriSign recorded goodwill of $160.0 million and other intangible assets of $98.2 million, which have been assigned to the Communications Services Group segment.

The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to provide an end-to-end technology platform, carrier relationships and value-added services to consumer facing companies and their service providers to use wireless broadband as a content delivery, marketing and communications channel. None of the goodwill for m-Qube is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of m-Qube is 5.3 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process research and development acquired in the m-Qube acquisition consisted primarily of research and development efforts required for the completion of all planning, design, development, and test activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of m-Qube was as follows:

	May 1, 2006	Weighted Average Amortization Period
	(In thousands)	(Years)
Current assets	$76,061	—
Long-term assets	4,304	—
Goodwill	159,978	—
Carrier relationships	36,300	7
Existing technology	35,700	5
Non-compete agreement	10,600	2
Content provider relationship	8,000	5
In-process research and development	4,600	—
Trade name	3,000	1

Total assets acquired	338,543

Liabilities assumed	(69,353)

Net assets acquired	$269,190

Kontiki

On March 14, 2006, VeriSign completed its acquisition of Kontiki, Inc. (“Kontiki”), a Sunnyvale, California-based provider of broadband content services. VeriSign’s purchase price of $59.6 million for all of the outstanding capital stock and vested options of Kontiki consisted of approximately $57.1 million in cash consideration and $2.3 million in direct transaction costs. VeriSign also assumed $0.2 million of unvested stock options of Kontiki. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Kontiki’s results of operations have been included in the Condensed Consolidated Financial Statements from the date of acquisition. As a result of the acquisition of Kontiki, VeriSign recorded goodwill of $23.6 million and other intangible assets of $33.5 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to expedite large file downloads on the Internet. None of the goodwill for Kontiki is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Kontiki is 6.4 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of Kontiki was as follows:

	March 14, 2006	Weighted Average Amortization Period
	(In thousands)	(Years)
Current assets	$3,368	—
Long-term assets	1,648	—
Goodwill	23,562	—
Customer relationships	6,100	8
Existing technology	7,000	7
Core technology	3,000	7
In-process research and development	10,000	—
Non-compete agreement	1,600	2
Trade name	5,400	5
Customer contracts	400	1

Total assets acquired	62,078

Liabilities assumed	(2,433)

Net assets acquired	$59,645

3united Mobile Solutions

On February 28, 2006, VeriSign completed its acquisition of 3united Mobile Solutions ag (“3united”), a Vienna, Austria-based provider of wireless application services. VeriSign’s purchase price of $71.2 million for approximately 99.8% of the outstanding capital stock of 3united consisted of approximately $70.1 million in cash consideration, and $1.1 million in direct transaction costs. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. 3united’s results of operations have been included in the Condensed Consolidated Financial Statements from the date of acquisition. As a result of the acquisition of 3united, VeriSign recorded goodwill of $48.3 million and other intangible assets of $26.7 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to bundle different applications to engage and drive consumers to higher value services such as content, chat or mCommerce. Under Austrian tax law a portion of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of 3united is 6.6 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of 3united was as follows:

	February 28, 2006	Weighted Average Amortization Period
	(In thousands)	(Years)
Current assets	$8,365	—
Long-term assets	372	—
Goodwill	48,316	—
Customer relationships	5,050	7
Existing technology	9,720	6
Core technology	8,200	8
Development contracts	2,810	6
Non-compete agreement	450	2
Trade name	160	1
Order backlog	340	1

Total assets acquired	83,783

Liabilities assumed	(12,606)

Net assets acquired	$71,177

CallVision

On January 24, 2006, VeriSign completed its acquisition of CallVision, Inc. (“CallVision”), a Seattle, Washington-based privately held provider of online analysis applications for mobile communications customers. VeriSign’s purchase price of $38.7 million for all of the outstanding capital stock and vested options of CallVision consisted of approximately $38.1 million in cash consideration and $0.5 million in direct transaction costs. VeriSign also assumed $0.1 million of unvested stock options of CallVision. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. CallVision’s results of operations have been included in the Condensed Consolidated Financial Statements from the date of acquisition. As a result of the acquisition of CallVision, VeriSign recorded goodwill of $18.0 million and other intangible assets of $12.5 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to provide online customer self-service with a single view of billing across multiple systems and vendors. None of the goodwill for CallVision is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of CallVision is 6.3 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of CallVision was as follows:

	January 24, 2006	Weighted Average Amortization Period
	(In thousands)	(Years)
Current assets	$10,737	—
Long-term assets	1,045	—
Goodwill	18,015	—
Customer relationships	4,700	8
Existing technology	2,290	4
Core technology	2,600	8
Non-compete agreement	620	2
In-process research and development	500	—
Customer contracts	1,800	4

Total assets acquired	42,307

Liabilities assumed	(3,600)

Net assets acquired	$38,707

Other Acquisitions

In addition to the above, VeriSign also acquired two other companies during 2006 for an aggregate purchase price of approximately $25.4 million. These acquisitions were not material on an individual basis or in the aggregate.

All of the Company’s 2006 acquisitions results of operations for periods prior to the date of acquisition were not material on an individual basis or in the aggregate when compared with VeriSign’s consolidated results.

Note 5. Discontinued Operations

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

The Company determined that the disposed payment gateway business should be accounted for as discontinued operations in accordance with SFAS 144, “Accounting for the Disposal of or Impairment of Long-Lived Assets”. Consequently, the results of operations of the payment gateway business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented as discontinued operations.

In connection with the sale of the payment gateway business, the Company entered into a Transitional Service Agreement (“TSA”) with PayPal to provide certain transitional network and customer support services. The related fees are recorded as a direct reduction to the respective costs and expenses included in discontinued operations. The expected cash flows under the TSA do not represent a significant continuation of the direct cash flows of the disposed payment gateway business. In April 2006, PayPal elected to terminate the customer support services provided by VeriSign under the TSA.

The following table represents revenues from the disposed payment gateway business and the components of earnings from discontinued operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Revenues (2)	$80	$14,422	$31	$28,146
Income from disposed payment gateway business (3)	91	6,448	900	12,579
Income tax expense	—	(2,138)	—	(4,170)

Net income from discontinued operations, net of tax	$91	$4,310	$900	$8,409

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
(2)	Revenues for the six months ended June 30, 2006, compared to the three months ended June 30, 2006, are lower due to net returns for the first three months of 2006.
(3)	Fees paid by PayPal for certain transitional network and other services provided by VeriSign are recorded as an offset to the respective costs and expenses for the three and six months ended June 30, 2006.

The following table presents the carrying amounts of major classes of assets and liabilities relating to the payment gateway business at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In thousands)
		As Restated (1)
Assets:
Cash and cash equivalents	$3,958	$1,834
Accounts receivable, net	2,439	1,931
Prepaid expenses and other current assets	—	1,530

Total current assets of discontinued operations	$6,397	$5,295

Liabilities:
Accounts payable and accrued liabilities	$4,034	$6,822

Total current liabilities of discontinued operations	$4,034	$6,822

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 6. Restructuring, Impairment, and Other Charges (Reversals), net

2003 Restructuring Plan

In November 2003, VeriSign initiated a restructuring plan related to the sale of its Network Solutions business and the realignment of other business units. The restructuring plan resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment, impairments, and other charges.

2002 Restructuring Plan

In April 2002, VeriSign initiated a plan to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-offs of abandoned property and equipment, impairments, and other charges.

To date, VeriSign has recorded $161.2 million in restructuring, impairment and other charges (reversals), net under its 2003 and 2002 restructuring plans.

Consolidated net restructuring, impairment and other charges (reversals) associated with the restructuring plans for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Workforce reduction	$—	$—	$(107)	$(1)
Excess facilities	(7,603)	(174)	(6,024)	(4,307)
Exit costs	(1)	33	(13)	(23)

Subtotal	(7,604)	(141)	(6,144)	(4,331)
Impairment, and other charges (reversals)	—	8	1,949	(27)

Net restructuring, impairment and other charges (reversals)	$(7,604)	$(133)	$(4,195)	$(4,358)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

During the six months ended June 30, 2006, VeriSign recorded a net reversal of approximately $4.2 million primarily due to an unexpected early termination agreement of an existing facility in which VeriSign had previously estimated a significant vacancy period in its projection of sublease income. The early termination resulted in a $7.5 million reversal in the three months ended June 30, 2006. In addition, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

During the six months ended June 30, 2005, VeriSign recorded a net reversal of $4.4 million, related to excess facilities, primarily in connection with a decision to utilize and build a facility that VeriSign had treated as abandoned and for which it had previously recorded a restructuring charge.

At June 30, 2006, the accrued restructuring costs associated with the 2003 and 2002 restructuring plans were $8.1 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2005	Reversals and Adjustments to Restructuring Charges	Non-Cash Additions to the Accrual	Cash Payments	Accrued Restructuring Costs at June 30, 2006
	As Restated (1)
	(In thousands)
Workforce reduction	$107	$(107)	$—	$—	$—
Excess facilities	18,054	(6,024)	15	(4,136)	7,909
Exit costs	134	(13)	16	—	137

Subtotal	18,295	(6,144)	31	(4,136)	8,046
Other charges (reversals)	21	(1)	—	(13)	7

Total accrued restructuring costs	$18,316	(6,145)	$31	$(4,149)	$8,053

Included in current portion of accrued restructuring costs	$7,440				$5,360

Included in long-term portion of accrued restructuring costs	$10,876				$2,693

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Cash payments totaling approximately $8.3 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through April 2008. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2006 (remaining 6 months)	$3,427	$(62)	$3,365
2007	3,648	(39)	3,609
2008	935	—	935

	$8,010	$(101)	$7,909

Note 7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the six months ended June 30, 2006:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
Balance at December 31, 2005 (As Restated)	$304,060	$764,903	$1,068,963
CallVision acquisition	—	18,015	18,015
3united acquisition	—	48,316	48,316
Kontiki acquisition	—	23,562	23,562
m-Qube acquisition	—	159,978	159,978
Other acquisitions and adjustments	24,124	908	25,032

Balance at June 30, 2006	$328,184	$1,015,682	$1,343,866

Goodwill related to other acquisitions and adjustments was primarily due to $18.9 million related to two acquisitions that occurred in the six months ended June 30, 2006. The two acquisitions were not material on an individual basis or in the aggregate. The additional $6.1 million in adjustments was related to acquisitions that occurred in 2005. These adjustments are primarily a result of income tax adjustments, other additions or reductions that were determined after the initial purchase, and foreign exchange fluctuations.

Purchased goodwill is not amortized but is subject to testing for impairment on at least an annual basis. VeriSign performed its most recent annual impairment test as of June 30, 2006. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There were no impairment charges to goodwill from the annual impairment tests conducted as of June 30, 2006 or 2005.

VeriSign’s other intangible assets are comprised of:

	As of June 30, 2006
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$423,254	$(301,795)	$121,459
Technology in place	236,805	(128,765)	108,040
Carrier relationships	64,000	(10,444)	53,556
Non-compete agreement	23,601	(7,749)	15,852
Trade name	28,424	(7,543)	20,881
Other	10,298	(1,141)	9,157

Total other intangible assets	$786,382	$(457,437)	$328,945

	As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
		As Restated (1)
	(In thousands)
Customer relationships	$421,707	$(293,312)	$128,395
Technology in place	166,355	(114,650)	51,705
Carrier relationships	27,700	(7,271)	20,429
Non-compete agreement	20,828	(12,679)	8,149
Trade name	19,870	(4,856)	15,014
Other	1,950	(340)	1,610

Total other intangible assets	$658,410	$(433,108)	$225,302

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Fully amortized other intangible assets are not included in the above tables. For the three months ended June 30, 2006 and 2005, amortization of other intangible assets was $31.8 million and $24.8 million, respectively. Amortization of other intangible assets was $59.8 million and $47.7 million for the six months ended June 30, 2006 and 2005, respectively.

Estimated future amortization expense related to other intangible assets at June 30, 2006 is as follows:

(In thousands)
2006 (remaining 6 months)	$60,347
2007	110,119
2008	50,123
2009	42,199
2010	30,880
2011	17,194
Thereafter	18,083

$328,945

Note 8. Other Balance Sheet Items

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Prepaid expenses	$75,197	$55,836
Other current assets	70,914	22,172
Securities litigation receivable (2)	80,000	—

Prepaid expenses and other current assets	$226,111	$78,008

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	A corresponding amount of $80.0 million is also included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets, as of June 30, 2006. VeriSign recorded the $80.0 million receivable from the insurers related to reimbursement for the settlement of the Securities Litigation and Derivative Litigation. Under terms of the settlement, the Company and its directors and officers will pay $80.0 in settlement of the lawsuits.

Property and Equipment

The following table presents the detail of property and equipment:

	June 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Land	$222,516	$222,516
Buildings	79,711	74,467
Computer equipment and purchased software	638,819	573,536
Office equipment, furniture and fixtures	28,158	26,831
Leasehold improvements	85,360	84,468

	1,054,564	981,818
Less accumulated depreciation and amortization	(471,236)	(423,546)

Property and equipment, net	$583,328	$558,272

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Accounts payable	$43,388	$68,293
Employee compensation	81,271	89,871
Customer deposits	78,314	27,822
Taxes payable and other tax liabilities	224,797	229,770
Other accrued liabilities	160,588	152,092
Securities litigation payable (2)	80,000	—

	$668,358	$567,848

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	A corresponding amount of $80.0 million is also included in other current assets in the accompanying Condensed Consolidated Balance Sheets, as of June 30, 2006. VeriSign recorded the $80.0 million payable to account for the settlement of the Securities Litigation and Derivative Litigation. Under terms of the settlement, the Company and its directors and officers will pay $80.0 in settlement of the lawsuits, and will be reimbursed by its insurers.

Note 9. Restricted Cash and Investments

As of June 30, 2006 and December 31, 2005, restricted cash and investments included $45.0 million of cash related to a trust established during 2004 for VeriSign’s director and officer liability self-insurance coverage. Additionally, as of June 30, 2006 and December 31, 2005, VeriSign has pledged approximately $6.5 million and $6.0 million, respectively, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Note 10. Comprehensive Income

Comprehensive income consists of net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Net income	$376,787	$40,240	$393,273	$98,209
Change in unrealized gain on investments, net of tax	585	1,421	658	(879)
Foreign currency translation adjustments	1,157	(318)	2,189	(1,690)

Comprehensive income	$378,529	$41,343	$396,120	$95,640

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 11. Credit Facility

On June 7, 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. As of June 30, 2006, $174.0 million was borrowed under the Facility.

Loans bear interest at a rate per annum equal to, at the election of VeriSign, the Adjusted LIBOR Rate, plus a margin of between 0.50% and 1.025%, depending on VeriSign’s ratio of funded indebtedness to EBITDA as calculated pursuant to the Credit Agreement (the “Leverage Ratio”), or the higher of the prime rate, as announced from time to time by Bank of America, N.A., and the Federal Funds rate plus 0.50%. If the company elects the Adjusted LIBOR Rate, interest is payable at maturity. If the company elects the higher of the prime rate and the Federal Funds rate plus 0.50%, interest is payable quarterly. In addition, VeriSign is required to pay the lenders under the Credit Agreement a commitment fee at a rate per annum of between 0.125% and 0.225%, depending on the Leverage Ratio, payable quarterly in arrears. The interest rate at June 30, 2006 was 5.65%.

The Credit Agreement contains certain affirmative and negative covenants. Affirmative covenants include, among others, financial and other reporting obligations, maintenance of existence, payment of obligations, maintenance of properties, maintenance of insurance, compliance with laws, maintenance of books and records, and maintenance of approvals and authorizations. Negative covenants include, among others, limitations on incurrence of liens, limitations on investments, limitations on incurrence of additional indebtedness, limitations on mergers and acquisitions, limitations on asset sales, limitations on dividends, share redemptions and other restricted payments, limitations on changing its business, limitations on entering into certain types of burdensome agreements and limitations on transactions with affiliates. The Credit Agreement includes two financial covenants, including maintaining the ratio of consolidated EBITDA to consolidated interest charges above 2.50:1.00 for any four fiscal quarters, and maintaining the Leverage Ratio below 3.00:1.00 at any time during any period of four fiscal quarters. As of the date of the filing of this report, VeriSign is not in compliance with certain covenants. However, the required Lenders have waived the Company’s compliance with these requirements through July 13, 2007.

The Facility terminates on June 7, 2011 at which time outstanding borrowings under the Facility are due. VeriSign may optionally prepay loans under the Credit Agreement other than Competitive Bid Loans at any time, without penalty, subject to reimbursement of certain costs in the case of LIBOR borrowings.

Note 12. Calculation of Net Income Per Share

Basic net income per share is computed by dividing net income (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to dilutive common equivalent shares, including unvested stock options, employee stock purchases, unvested restricted awards, and warrants using the treasury stock method.

The following table represents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands, except per share data)
Net income:
Net income from continuing operations	$376,696	$35,930	$392,373	$89,800
Net income from discontinued operations	91	4,310	900	8,409

Net income	$376,787	$40,240	$393,273	$98,209

Weighted-average shares:
Weighted-average common shares outstanding	244,744	263,268	245,171	258,694
Weighted-average potential common shares outstanding:
Stock options	2,433	7,648	2,408	7,300
Unvested restricted stock awards	7	111	5	106
Other	68	146	161	327

Shares used to compute diluted net income per share	247,252	271,173	247,745	266,427

Net income per share:
Basic:
Net income from continuing operations	$1.54	$0.13	$1.60	$0.35
Net income from discontinued operations	—	0.02	—	0.03

	$1.54	$0.15	$1.60	$0.38

Diluted:
Net income from continuing operations	$1.52	$0.13	$1.59	$0.34
Net income from discontinued operations	—	0.02	—	0.03

	$1.52	$0.15	$1.59	$0.37

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period. The following table sets forth the weighted-average potential common shares that were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands, except per share data)
Stock options	21,992	8,760	23,806	9,641
Weighted-average exercise price…	$39.96	$75.11	$38.96	$73.57

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 13. Commitments and Contingencies

Legal proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s Condensed Consolidated Financial Position and Results of Operations.

Indemnification

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. To date, VeriSign has not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at June 30, 2006 or December 31, 2005.

At the Company’s discretion and in the ordinary course of business, VeriSign subcontracts the performance of certain services. VeriSign enters into indemnification agreements that indemnify customers against damage caused by VeriSign’s employees and subcontractors. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. The Company maintains insurance policies that may enable VeriSign to recover a portion of any such claim. VeriSign has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at June 30, 2006 or December 31, 2005.

Note 14. Segment Information

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

The Communications Services Group provides specialized managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. VeriSign’s managed communications service offerings include network services, intelligent database and directory services, application services, content distribution and messaging services, and billing and payment services.

The segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments. Additionally, the performance of the Internet Services Group and the Communications Services Group is the measure used by the CODM for purposes of making decisions about allocating resources between the segments.

The following table reflects the results of VeriSign’s reportable segments:

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended June 30, 2006:
Revenues	$184,421	$206,269	$—	$390,690
Cost of revenues	38,703	96,701	11,745	147,149

Gross margin	$145,718	$109,568	$(11,745)	$243,541

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
	(In thousands)
Three months ended June 30, 2005:
Revenues	$153,744	$280,477	$—	$434,221
Cost of revenues	32,281	93,335	8,814	134,430

Gross margin	$121,463	$187,142	$(8,814)	$299,791

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Six months ended June 30, 2006:
Revenues	$359,993	$403,515	$—	$763,508
Cost of revenues	77,043	186,020	23,120	286,183

Gross margin	$282,950	$217,495	$(23,120)	$477,325

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
	(In thousands)
Six months ended June 30, 2005:
Revenues	$299,102	$523,231	$—	$822,333
Cost of revenues	64,714	174,776	17,307	256,796

Gross margin	$234,388	$348,455	$(17,307)	$565,537

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Geographic information

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Americas:
United States	$269,236	$269,306	$530,424	$483,418
Other (2)	9,954	4,581	18,869	10,047

Total Americas	279,190	273,887	549,293	493,465
EMEA (3)	80,066	137,194	157,847	284,268
APAC (4)	31,434	23,140	56,368	44,600

Total revenues	$390,690	$434,221	$763,508	$822,333

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	Canada and Latin America
(3)	Europe, the Middle East and Africa (“EMEA”)
(4)	Australia, Japan and Asia Pacific (“APAC”)

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

The following table shows a comparison of property and equipment, net of accumulated depreciation by geographic region for the periods presented:

	June 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Americas:
United States	$555,903	$534,648
Other	1,898	670

Total Americas	557,801	535,318
EMEA	8,836	8,389
APAC	16,691	14,565

Property and equipment, net	$583,328	$558,272

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Note 15. Income Taxes

For the three and six months ended June 30, 2006, VeriSign recorded income tax benefits of $341.0 million and $316.6 million, respectively. For the three and six months ended June 30, 2005, VeriSign recorded income tax expense of $34.3 million and $61.5 million, respectively.

In previous fiscal years, the Company provided a tax valuation allowance on its federal and state deferred tax assets based on its evaluation that realizability of such assets was not “more likely than not” as required by GAAP accounting standards. The Company continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. Such deferred tax assets consisted primarily of net operating loss carryforwards, temporary differences on tax-deductible goodwill and intangibles, and temporary differences on deferred revenue. In the quarter ended June 30, 2006, based on additional evidence regarding its past earnings, scheduling of deferred tax liabilities and projected future taxable income from operating activities, the Company determined that it is more likely than not that the deferred assets would be realized. Accordingly, the Company released its valuation allowance of $236.4 million from its deferred tax assets resulting in a credit to its Condensed Consolidated Statements of Income.

The Company continues to assess the future realization of net deferred tax assets and believe that it is more likely than not that forecasted income, tax effects of deferred tax liabilities and projected future taxable income from operating activities will be sufficient to support future realization of net deferred tax assets.

However, the Company continues to apply a valuation allowance on certain tax assets which the Company does not believe are more likely than not that they would be realized. The Company continues to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards and to book write-downs of investments, due to the limited carryforward period and character of such tax attributes. The amount of this deferred tax asset which continues to be subject to a valuation allowance was $44.5 million as of June 30, 2006, the date on which the Company released its valuation allowance on federal and state deferred tax assets.

In the quarter ended June 30, 2006, the Company was granted relief from the IRS for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, the Company recorded an income tax benefit of $113.4 million, increased its deferred tax asset for net operating losses from continuing operations $51.8 million, and reduced income taxes payable $61.6 million.

Note 16. Network Solutions

During the first quarter of 2006, Network Solutions repaid in full all amounts outstanding under the Secured Senior Promissory Note dated November 25, 2003. In addition, Network Solutions redeemed VeriSign’s 15% equity interest in Network Solutions. VeriSign received total payments from Network Solutions in the amount of $47.8 million, which included $26.0 million to reduce the principal balance of the note receivable, $0.1 million of interest income related to the note receivable and the difference of $21.7 million was recorded as a gain on investment in other income. As a result of the redemption of the membership interests, the Company no longer owns equity interests in any Internet domain name registrars.

Note 17. Repurchase of Common Stock

To facilitate the stock repurchase program, designed to return value to the stockholders and minimize dilution from stock issuances, VeriSign repurchases shares in the open market and from time to time enters into structured stock repurchase agreements with third parties.

In 2001, VeriSign and the Board of Directors authorized the repurchase of up to $350 million of the Company’s common stock in open market, negotiated or block transactions. This stock repurchase program was completed in the third quarter of 2005. In 2005, the Board of Directors of VeriSign authorized a new stock repurchase program to repurchase up to $500 million of the Company’s common stock in open market, negotiated or block transactions. This stock repurchase was completed in the second quarter of 2006. On May 16, 2006, the Board of Directors of VeriSign authorized a new $1 billion stock repurchase program to purchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. As of June 30, 2006, the Company has approximately $984.7 million available under the 2006 stock repurchase program.

The following table sets forth the stock purchases made under the stock repurchase programs during the three and six months ended June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
	(In thousands)
Three months ended:
Shares repurchased	2,769	1,553
Aggregate purchase price	$60,000	$42,432
Six months ended:
Shares repurchased	6,416	1,553
Aggregate purchase price	$135,000	$42,432

During the six months ended June 30, 2006, VeriSign settled its $250 million and $75 million Accelerated Share Repurchase (“ASR”) agreements. As a result of settling the respective ASR agreements, VeriSign received an additional 482,459 shares and 10,609 shares of its common stock.

During the three months ended June 30, 2006, VeriSign entered into a new $60.0 million ASR agreement to purchase approximately 2.8 million shares of its common stock at a price per share of approximately $21.75. On July 25, 2006, VeriSign settled this ASR and received an additional 7,338 shares of its common stock.

Note 18. Other Income, Net

The following table presents the components of other income, net for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
`	(In thousands)
Interest income	$6,775	$8,725	$14,398	$15,734
Interest expense	(1,826)	—	(1,826)	—
Net gain (loss) on sale of investments, net of impairments	(28)	(108)	21,246	(96)
Other, net	306	5,175	285	13,257

Total other income, net	$5,227	$13,792	$34,103	$28,895

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Interest income is derived principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived from borrowings under VeriSign’s credit facility as described in Note 11. Net gain on sale of investment for the six months ended June 30, 2006 includes approximately $21.3 million of gain on sale of VeriSign’s remaining equity stake in Network Solutions that was previously written off. During the six months ended June 30, 2005, VeriSign recorded approximately $6.0 million of other income related to a litigation settlement with a telecommunications carrier and approximately $5.3 million of net foreign currency gains.

Note 19. Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets or Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. VeriSign is currently evaluating the effect of SFAS 159 and the impact it will have on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. VeriSign is currently evaluating the effect of SFAS 157 and the impact it will have on its financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, Accounting Changes and Error Corrections for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in Staff Accounting Bulletin 99 on evaluating the materiality of misstatements. SAB 108 is effective for the Company’s fiscal 2006. VeriSign has evaluated the effect of SAB 108, and believes the impact will be immaterial on its financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We are required to adopt FIN 48 in the first quarter of 2007. The differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. VeriSign has evaluated the effect of FIN 48, and believes that adoption of this accounting principle will result in a decrease to accumulated deficit in the first quarter of 2007 of $38.6 million, an increase to noncurrent deferred tax assets of $28.7 million, and a decrease to income taxes payable of $9.9 million.

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. The guidance is effective for interim and annual periods beginning after December 15, 2006. VeriSign has evaluated the effect of EITF 06-3, and believes the impact will be immaterial on its financial position and results of operations.

Note 20. Subsequent Events

On July 7 and August 7, 2006, VeriSign repaid $50.0 million each, totaling $100.0 million, of the $174.0 million borrowed under the Facility. In addition, on August 31, 2006, VeriSign drew down $125 million on the Facility, which was used in connection with the acquisition of GeoTrust, Inc., that was completed on September 1, 2006. On February 28, 2007, VeriSign repaid the then-outstanding balance under the Facility of $199.0 million.

On August 9, 2006, the Company suspended stock option exercises (the “Restriction”) because it was unable to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Under various stock option plans, option holders must exercise their vested stock options within a certain time period following termination of employment (typically, thirty (30), sixty (60) or ninety (90) days, depending on the plan). Due to the Restriction, certain terminated employees have been unable to exercise their stock options prior to the expiration of this time period following termination of employment. As a result, VeriSign’s Board of Directors approved the following: (i) if the period to exercise the participant’s stock options upon termination of employment has expired prior to the expiration of the Restriction, then such participant’s period to exercise his/her stock options upon termination of employment as set forth in the applicable plan is extended by an additional forty five (45) days after the date the Restriction expires; and (ii) if the period remaining to exercise the participant’s stock options is less than forty five (45) days after the Restriction expires, then such participant’s period to exercise his/her stock options upon termination of employment as set forth in the applicable plan is extended by an additional forty five (45) days minus the days remaining to exercise his/her stock options after the date the Restriction expires. During the third quarter of 2006, VeriSign recognized $2.2 million of stock-based compensation expense in connection with this extension of time for option exercise in accordance with FAS 123R. In addition, VeriSign recognized $2.3 million of expenses classified as restructuring charges for effected option holders associated with the Company’s restructuring activities in the first quarter of 2007.

On September 1, 2006, VeriSign completed its acquisition of GeoTrust, Inc., a Needham, Massachusetts-based supplier of SSL and other solutions to secure e-business transactions. The Company paid approximately $125.0 million in cash for the acquisition.

On September 18, 2006, PayPal terminated the transition services agreement pursuant to which VeriSign provided certain transition services in connection with the sale of VeriSign’s payment gateway business to PayPal that was completed in November 2005.

On November 30, 2006, VeriSign completed its acquisition of inCode Telecom Group, Inc. (“inCode”), a San Diego, California-based wireless and technology consulting company. VeriSign’s purchase price of $41.8 million consisted of approximately $40.2 million in cash consideration and $1.6 million in direct transaction costs. Immediately upon closing, VeriSign paid $21.7 million of inCode’s outstanding principal debt and assumed liabilities.

On November 30, 2006, the Department of Commerce approved the new .com agreement that extends VeriSign's contract with the Internet Corporation for Assigned Names and Numbers (“ICANN”) to operate the .com registry through 2012, effective March 1, 2006.

On January 25, 2007, VeriSign announced a restructuring plan to replace its previous business unit structure with a functional organization consisting of a combined worldwide sale and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, disposals of property and equipment, and other charges. In the first quarter of 2007, VeriSign recorded $26.9 million in restructuring charges under its 2007 restructuring plan.

On January 31, 2007, VeriSign finalized two joint venture agreements with Fox Entertainment ("Fox"), a subsidiary of News Corporation, and various subsidiaries of VeriSign and Fox, and entered into a formation agreement under which VeriSign contributed its Jamba “business to consumer” business and Fox contributed its Fox Mobile Entertainment assets to two joint ventures to provide mobile entertainment to consumers on a global basis. One of the joint ventures is based in the Netherlands, and the other is based in the United States. VeriSign and Fox entered into a joint venture agreement on January 31, 2007. Under the agreement, Fox (through a subsidiary) will own a 51% interest in the joint venture, Netherlands Mobile Holdings, C.V., and VeriSign (through a subsidiary) will own a 49% interest in the joint venture. The parties entered into a substantially similar joint venture agreement with respect to the U.S. based mobile entertainment business. Fox paid VeriSign approximately $192.4 million in cash for its contribution of the Jamba “business to consumer” and VeriSign paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets.

In the first quarter of 2007, VeriSign decided to sell its wholly-owned Jamba Services GmbH subsidiary. In accordance with SFAS 144, the associated assets and liabilities of Jamba Services will be classified as held for sale and its operations reported as discontinued operations, beginning in the first quarter of 2007.

On May 27, 2007, Stratton D. Sclavos, the Company’s former President, Chief Executive Officer, Chairman of the Board of Directors and member of the Board of Directors of the Company resigned from his positions. Effective May 27, 2007, the Company's Board of Directors appointed William A. Roper, Jr., to replace Mr. Sclavos as President and Chief Executive Officer, and elected Edward A. Mueller as Chairman of the Board of Directors.

On July 10, 2007, Ms. Dana L. Evan our then-current Executive Vice President of Finance and Administration and Chief Financial Officer resigned from the Company.

On July 5, 2007 and July 12, 2007 the Board of Directors appointed Albert E. Clement as the Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively, of the Company.

As of the date of the filing of this report, VeriSign is not in compliance with certain covenants under its Credit Agreement related to the Facility, described in Note 11 in the Notes to Condensed Consolidated Financial Statements that require the Company to deliver specified financial statements, compliance certificates and certain other documents to its Lenders. The required Lenders under the Facility have waived VeriSign’s compliance with these requirements through July 13, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and Related Notes.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” You should carefully review the risks described in other documents we filed with the Securities and Exchange Commission from time to time, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Report on Form 10-K for the year ended December 31, 2006. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by VeriSign, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information in the Quarterly Report on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and Annual Report on Form 10-K for the year ended December 31, 2006.

The information below has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Overview

VeriSign, Inc. is a leading provider of intelligent infrastructure services that enable and protect billions of interactions everyday across the world’s voice and data networks. Our business consists of two reportable segments: the Internet Services Group and the Communications Services Group.

The Internet Services Group consists of the Security Services business and Information Services business. The Security Services business provides products and services to enterprises and organizations that want to establish and deliver secure Internet-based services for their customers and business partners, including the following types of services: enterprise security services, including our managed security and authentication services, and e-commerce services, including Web trust services. The Information Services business provides registry services as the exclusive registry of domain names in the .com and .net gTLDs and certain ccTLDs, as well as providing certain value added services.

The Communications Services Group provides specialized managed communications services to wireline and wireless telecommunications carriers, cable companies and enterprise customers. Our managed communications service offerings include network services, intelligent database and directory services, application services, content distribution and messaging services, and billing and payment services.

During the second quarter of 2006, the growth in the Internet Services Group was primarily due to an increase in domain name registrations and renewal rates, an increase in the sale of SSL certificates and a higher demand for our managed security services. The Internet Services Group recorded revenues of $184.4 million during the second quarter, a 20% increase from the same period last year.

Communications Services Group revenues for the period were $206.3 million, down 26% from the same period last year. The decline was primarily related to Content services which recorded revenue of $101.2 million during the quarter, a 43% decline from the same period last year, primarily due to weaker demand for B-to-C mobile content from Europe. Communication and Commerce revenue was 105.1 millions, a 3% increase from the same period last year.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 93% of the revenues during the second quarter of 2006 were derived from the sale of registry services, managed authentication and security services, and web certificates. In the Communications Services Group, approximately 76% of the revenues were derived from the sale of content services, signaling services, SS7 connectivity, billing services, and calling name services during the same period.

Acquisitions

On May 1, 2006, we completed our acquisition of m-Qube, Inc. (“m-Qube”), a Watertown, Massachusetts-based privately held mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services. We paid approximately $269.2 million for all of the outstanding capital stock and vested options of m-Qube.

On March 14, 2006, we completed our acquisition of Kontiki, Inc. (“Kontiki”), a Sunnyvale, California-based provider of broadband content services. We paid approximately $59.6 million for all of the outstanding capital stock and vested options of Kontiki.

On February 28, 2006, we completed our acquisition of 3united Mobile Solutions ag (“3united”), a Vienna, Austria-based provider of wireless application services. We paid approximately $71.2 million for approximately 99.8% of the outstanding capital stock of 3united.

On January 24, 2006, we completed our acquisition of CallVision, Inc. (“CallVision”), a Seattle, Washington-based privately held provider of online analysis applications for mobile communications customers. We paid approximately $38.7 million for all of the outstanding capital stock and vested options of CallVision.

In addition to the above, we also acquired two other companies during the six months ended June 30, 2006 for an aggregate purchase price of approximately $25.4 million. These acquisitions were not material on an individual basis or in the aggregate.

Critical accounting policies and significant management estimates

The Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from what we anticipate, and different assumptions or estimates about the future could change our reported results. Management believes critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) reflect the more significant judgments and estimates used in preparation of our financial statements.

In addition to those disclosed in the 2006 Form 10-K, we believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our Condensed Consolidated Financial Statements:

Stock-based compensation

Effective January 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123R , Share-Based Payment (“SFAS 123R”). We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, we will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

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

Stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized under SFAS 123R for the three and six months ended June 30, 2006 was $15.3 million and $31.8 million, respectively.

See Note 3 of our Notes to Condensed Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

Recent Accounting Pronouncements

In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets or Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating the effect of SFAS 159 and the impact it will have on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the effect of SFAS 157 and the impact it will have on our financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in Staff Accounting Bulletin 99 on evaluating the materiality of misstatements. SAB 108 is effective for our fiscal 2006. We have evaluated the effect of SAB 108, and we believe the impact will be immaterial on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We are required to adopt FIN 48 in the first quarter of 2007. The differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We have evaluated the effect of FIN 48, and we believe that adoption of this accounting principle will result in a decrease to accumulated deficit in the first quarter of 2007 of $38.6 million, an increase to noncurrent deferred tax assets of $28.7 million, and a decrease to income taxes payable of $9.9 million.

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. The guidance is effective for interim and annual periods beginning after December 15, 2006. We have evaluated the effect of EITF 06-3, and we believe the impact will be immaterial on our financial position and results of operations.

Subsequent Events

On July 7 and August 7, 2006, we repaid $50 million each, totaling 100 million, of the $174 million borrowed under the Facility. In addition, on August 31, 2006, we drew down $125 million on the Facility, which was used in connection with the acquisition of GeoTrust, Inc., that was completed on September 1, 2006. On February 28, 2007, we repaid the then-outstanding balance under the Facility of $199 million.

On August 9, 2006, we suspended stock option exercises (the “Restriction”) because we were unable to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Under various stock option plans, option holders must exercise their vested stock options within a certain time period following termination of employment (typically, thirty (30), sixty (60) or ninety (90) days, depending on the plan). Due to the Restriction, certain terminated employees have been unable to exercise their stock options prior to the expiration of this time period following termination of employment. As a result, our Board of Directors approved the following: (i) if the period to exercise the participant’s stock options upon termination of employment has expired prior to the expiration of the Restriction, then such participant’s period to exercise his/her stock options upon termination of employment as set forth in the applicable plan is extended by an additional forty five (45) days after the date the Restriction expires; and (ii) if the period remaining to exercise the participant’s stock options is less than forty five (45) days after the Restriction expires, then such participant’s period to exercise his/her stock options upon termination of employment as set forth in the applicable plan is extended by an additional forty five (45) days minus the days remaining to exercise his/her stock options after the date the Restriction expires. During the third quarter of 2006, we recognized $2.2 million of stock-based compensation expense in connection with this extension of time for option exercise in accordance with FAS 123R. In addition, we recognized $2.3 million of expenses classified as restructuring charges for effected option holders associated with our restructuring activities in the first quarter of 2007.

On September 1, 2006, we completed our acquisition of GeoTrust, Inc., a Needham, Massachusetts-based supplier of SSL and other solutions to secure e-business transactions. We paid approximately $125 million in cash for the acquisition.

On September 18, 2006, PayPal terminated the transition services agreement pursuant to which we provided certain transition services in connection with the sale of our payment gateway business to PayPal that was completed in November 2005.

On November 30, 2006, we completed our acquisition of inCode Telecom Group, Inc. (“inCode”), a San Diego, California-based wireless and technology consulting company. Our purchase price of $41.8 million consisted of approximately $40.2 million in cash consideration and $1.6 million in direct transaction costs. Immediately upon closing, we paid $21.7 million of inCode’s outstanding principal debt and assumed liabilities.

On November 30, 2006, the Department of Commerce approved the new .com agreement that extends our contract with ICANN to operate the .com registry through 2012, effective March 1, 2006.

On January 25, 2007, we announced a restructuring plan to replace our previous business unit structure with a functional organization consisting of a combined worldwide sale and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, disposals of property and equipment, and other charges. In the first quarter of 2007, we have recorded $26.9 million in restructuring charges under our 2007 restructuring plan.

On January 31, 2007, we finalized two joint venture agreements with Fox Entertainment ("Fox"), a subsidiary of News Corporation, and various subsidiaries of ours and Fox, entered into a formation agreement under which we contributed our Jamba “business to consumer” business and Fox contributed its Fox Mobile Entertainment assets to two joint ventures to provide mobile entertainment to consumers on a global basis. One of the joint ventures is based in the Netherlands, and the other is based in the United States. We and Fox entered into a joint venture agreement on January 31, 2007. Under the agreement, Fox (through a subsidiary) will own a 51% interest in the joint venture, Netherlands Mobile Holdings, C.V., and we (through a subsidiary) will own a 49% interest in the joint venture. The parties entered into a substantially similar joint venture agreement with respect to the U.S. based mobile entertainment business. Fox paid us approximately $192.4 million in cash for our contribution of the Jamba “business to consumer” and we paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets.

In the first quarter of 2007, we decided to sell our wholly-owned Jamba Services GmbH subsidiary. In accordance with SFAS 144, the associated assets and liabilities of Jamba Services will be classified as held for sale and its operations reported as discontinued operations, beginning in the first quarter of 2007.

On May 27, 2007, Stratton D. Sclavos, our former President, Chief Executive Officer, Chairman of the Board of Directors and member of the Board of Directors resigned from his positions. Effective May 27, 2007, our Board of Directors appointed William A. Roper, Jr., to replace Mr. Sclavos as President and Chief Executive Officer, and elected Edward A. Mueller as Chairman of the Board of Directors.

On July 10, 2007, Ms. Dana L. Evan our then-current Executive Vice President of Finance and Administration and Chief Financial Officer resigned from the Company.

On July 5, 2007 and July 12, 2007 the Board of Directors appointed Albert E. Clement as the Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively, of the Company.

As of the date of the filing of this report, we are not in compliance with certain covenants under our Credit Agreement related to the $500 million senior unsecured revolving credit facility (the “Facility”), described in Note 11 of our Notes to Condensed Consolidated Financial Statements that require us to deliver specified financial statements, compliance certificates and certain other documents to our Lenders. The required Lenders under the Facility have waived our compliance with these requirements through July 13, 2007.

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues for the three and six months ended June 30, 2006 and 2005 is presented below.

	2006	2005	Change
	As Restated (1)
	(Dollars in thousands)
Three months ended:
Internet Services Group	$184,421	$153,744	20%
Communications Services Group	206,269	280,477	(26)%

Total revenues	$390,690	$434,221	(10)%

Six months ended:
Internet Services Group	$359,993	$299,102	20%
Communications Services Group	403,515	523,231	(23)%

Total revenues	$763,508	$822,333	(7)%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Internet Services Group

Internet Services Group revenues increased $30.7 million and $60.9 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year. Our information services revenue increased approximately $21.3 million and $40.2 million for the respective periods primarily as a result of continued growth in the number of active domain names ending in .com and .net under management. In addition, our security services revenues increased $9.4 million and $20.7 million for the respective periods, as a result of increased managed security services revenues and as a result of a higher installed base of digital certificates.

The following table compares active domain names ending in .com and .net managed by our information services business and the approximate installed base of Web site digital certificates in our commerce site services business as of June 30, 2006 and 2005:

	June 30,		% Change
	2006	2005
Active domain names ending in .com and .net	57.5 million	44.2 million	30%
Installed base of Web site digital certificates	520,000	471,000	10%

Communications Services Group

Communications Services Group revenues decreased approximately $74.2 million and $119.7 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to a decrease in revenues of $77.3 million and $130.2 million from content services for the respective periods. Commerce revenues, which include our billing and payments services and clearing and settlement services, increased approximately $2.9 million and $6.3 million for the three and six months ended June 30, 2006, compared to the same periods last year, due to carrier subscriber growth partially offset by consolidation of certain clearing services customers and reduced pricing on contracts. Revenues from network services, database products and messaging services increased approximately $0.2 million and $4.2 million for the three and six months ended June 30, 2006, compared to the same periods last year, as a result of an overall increase in transaction volumes offset by lower prices for some services.

The following table shows a comparison of the approximate number of quarterly database queries as of June 30, 2006 and 2005:

	June 30,		% Change
	2006	2005
Quarterly database queries	16.4 billion	14.4 billion	14%

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following tables show a comparison of our revenues by geographic region for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		% Change
	2006	2005
	As Restated (1) (Dollars in thousands)
Americas:
United States	$269,236	$269,306	—
Other (2)	9,954	4,581	117%

Total Americas	279,190	273,887	2%
EMEA (3)	80,066	137,194	(42)%
APAC (4)	31,434	23,140	36%

Total revenues	$390,690	$434,221	(10)%

	Six Months Ended June 30,		% Change
	2006	2005
	As Restated (1) (Dollars in thousands)
Americas:
United States	$530,424	$483,418	10%
Other (2)	18,869	10,047	88%

Total Americas	549,293	493,465	11%
EMEA (3)	157,847	284,268	(44)%
APAC (4)	56,368	44,600	26%

Total revenues	$763,508	$822,333	(7)%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	Canada and Latin America
(3)	Europe, the Middle East and Africa (“EMEA”)
(4)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $5.3 million and $55.8 million in the Americas region in the three and six months ended June 30, 2006, respectively, compared to the same periods last year, primarily due to increased information services and content services revenues in the United States. Revenues in the EMEA region decreased $57.1 million and $126.4 million in the respective periods primarily due to a decrease in revenues from our content services business. APAC revenues increased $8.3 million and $11.8 million during the three and six months ended June 30, 2006, respectively, compared to the same periods last year, primarily due to growth in our content services business in the APAC region.

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

A comparison of cost of revenues for the three and six months ended June 30, 2006 and 2005 is presented below:

	2006	2005	% Change
		As Restated (1)
	(Dollars in thousands)
Three months ended:
Cost of revenues	$147,149	$134,430	9%
Percentage of revenues	38%	31%
Employee headcount	1,983	1,553

Six months ended:
Cost of revenues	$286,183	$256,796	11%
Percentage of revenues	37%	31%
Employee headcount	1,983	1,553

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Cost of revenues increased approximately $12.7 million and $29.4 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year. Salary and employee benefits increased approximately $14.5 million and $27.7 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily as a result of an increase in headcount, primarily due to new business acquisitions, and an increase in stock-based compensation expense due to the adoption of SFAS 123R. Contract and professional services expenses increased $3.9 million and $11.8 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to increased use of our third party customer support services and increased use of outside services to support new product initiatives. Equipment and software related expenses increased $1.5 million and $2.7 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to an increase in hardware maintenance costs and depreciation expense. Travel expenses increased approximately $1.5 million and $2.4 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to the increase in headcount associated with our acquisitions. These increases in expense were partially offset by a decrease in direct cost of revenues of approximately $12.8 million and $24.4 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to a decrease in our content services business revenues.

As a percentage of revenues, cost of revenues increased for the three and six months ended June 30, 2006 compared to the same periods last year primarily as a result of increase in headcount due to our business acquisitions, an increase in stock-based compensation expenses and a decline in revenue from our content services business units.

Sales and marketing

Sales and marketing expenses consist primarily of costs related to sales, marketing and policy activities. These expenses include salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet, television, radio, print and direct mail advertising costs.

A comparison of sales and marketing expenses for the three and six months ended June 30, 2006 and 2005 is presented below:

	2006	2005	% Change
	As Restated (1)
	(Dollars in thousands)
Three months ended:
Sales and marketing	$93,036	$137,164	(32)%
Percentage of revenues	24%	32%
Employee headcount	918	732

Six months ended:
Sales and marketing	$183,846	$262,667	(30)%
Percentage of revenues	24%	32%
Employee headcount	918	732

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expenses decreased approximately $44.1 million and $78.8 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to a decrease in advertising and marketing spending of approximately $54.6 million and $91.1 million, respectively. Salary and employee benefit costs increased approximately $8.2 million and $9.0 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to an increase in headcount as a result of business acquisitions and increase in stock-based compensation expenses due to the adoption of SFAS 123R. In addition, travel expenses increased approximately $1.8 million and $3.3 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to our business acquisitions made during the first six months of 2006.

As a percentage of revenues, sales and marketing expenses decreased for the three and six months ended June 30, 2006 compared to the same periods last year primarily due to decreased advertising and marketing spending during the first six months of 2006.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the three and six months ended June 30, 2006 and 2005 is presented below:

	2006	2005	% Change
	As Restated (1)
	(Dollars in thousands)
Three months ended:
Research and development	$31,041	$25,234	23%
Percentage of revenues	8%	6%
Employee headcount	877	737

Six months ended:
Research and development	$59,321	$44,976	32%
Percentage of revenues	8%	5%
Employee headcount	877	737

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Research and development expenses increased approximately $5.8 million and $14.3 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily as a result of an increase of approximately $5.0 million and $13.3 million in salary and employee benefit costs, respectively, primarily attributable to an increase in the number of employees as a result of business acquisitions and an increase in stock-based compensation expense due to the adoption of SFAS 123R in the first quarter of 2006.

As a percentage of revenues, research and development expenses increased for the three and six months ended June 30, 2006 compared to the same periods last year primarily as a result of an increase in headcount due to our business acquisitions, an increase in stock-based compensation expenses and a decline in revenues.

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

A comparison of general and administrative expenses for the three and six months ended June 30, 2006 and 2005 is presented below:

	2006	2005	% Change
	As Restated (1)
	(Dollars in thousands)
Three months ended:
General and administrative	$59,381	$50,935	17%
Percentage of revenues	15%	12%
Employee headcount	862	612

Six months ended:
General and administrative	$119,896	$85,730	40%
Percentage of revenues	16%	10%
Employee headcount	862	612

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

General and administrative expenses increased approximately $8.4 million and $34.2 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year. Salary and employee benefit costs increased approximately $7.3 million and $25.1 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily as a result of an increase in headcount due to our business acquisitions and internal growth and an increase in stock-based compensation expense due to the adoption of SFAS 123R. Rent expense increased approximately $2.5 million and $5.8 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily attributable to leases on new facilities related to our business acquisitions. Outside legal expenses increased approximately $3.2 million and $3.4 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to increased litigation costs. Other expenses, which include consulting, internet and security services, payroll, accounting, audit and tax services, increased approximately $1.0 million and $4.2 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to an increase use in professional consultants and expenses associated with the independent review of historical stock option practices described in the Explanatory Note and Note 2 of our Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. Equipment and software related expenses increased approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to increased hardware maintenance costs and an increase in depreciation and amortization expense related to hardware and software placed in service during the third and fourth quarters of 2005. Withholding and other non-income tax expenses decreased approximately $5.6 million and $5.7 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year, primarily due to the release of a tax reserve upon completion of a voluntary compliance initiative with the Internal Revenue Service for payments made to non-US vendors.

As a percentage of revenues, general and administrative expenses increased for the three and six months ended June 30, 2006 compared to the same periods last year primarily as a result of an increase in headcount due to our business acquisitions, an increase in stock-based compensation expenses and a decline in revenues.

Restructuring, impairment and other charges (reversals), net

2003 Restructuring Plan. In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units.

2002 Restructuring Plan. In April 2002, we initiated a restructuring plan to restructure our operations to rationalize, integrate and align resources.

Below is a comparison of the restructuring, impairment and other charges (reversals), net under both plans for the three and six months ended June 30, 2006 and 2005:

	June 30,		% Change
	2006	2005
	As Restated (1)
	(Dollars in thousands)
Three months ended:
Restructuring, impairment and other charges (reversals), net	$(7,604)	$(133)	(5617)%

Six months ended:
Restructuring, impairment and other charges (reversals), net	$(4,195)	$(4,358)	4%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

During the six months ended June 30, 2006, we recorded a net reversal of approximately $4.2 million primarily due to an unexpected early termination agreement of an existing facility in which we had previously estimated a significant vacancy period in its projection of sublease income. The early termination resulted in a $7.5 million reversal in the three months ended June 30, 2006. In addition, we wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

During the six months ended June 30, 2005, we recorded a net reversal of $4.4 million related to excess facilities primarily in connection with a decision to utilize and build a facility that we had treated as abandoned and for which it had previously recorded a restructuring charge.

Amortization of other intangible assets

A comparison of amortization of other intangible assets for the three and six months ended June 30, 2006 and 2005 is presented below:

	2006	2005	% Change
	As Restated (1)
	(Dollars in thousands)
Three months ended:
Amortization of other intangible assets	$31,832	$24,821	28%
Percentage of revenues	8%	6%

Six months ended:
Amortization of other intangible assets	$59,832	$47,661	26%
Percentage of revenues	8%	6%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Amortization of other intangible assets increased approximately $7.0 million and $12.2 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods last year primarily due to amortization related to intangible assets acquired in our business combinations over the past twelve months.

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

We completed our annual impairment testing in the second quarter of 2006. There was no impairment charge for goodwill from the annual impairment tests conducted in June 2006 and 2005.

Acquired in-process research and development

During the three and six months ended June 30, 2006, we wrote off $4.6 million and $15.5 million of in-process research and development (“IPR&D”), respectively. The IPR&D was primarily related to our acquisitions of m-Qube and Kontiki. At the dates of the respective acquisitions, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the acquisition date. During the three months ended June 30, 2005, we wrote-off approximately $4.3 million of in-process research and development acquired in the purchase of LightSurf.

Minority interest

Minority interest represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest for the three and six months ended June 30, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Minority interest	$(758)	$(1,048)	28%

Six months ended:
Minority interest	$(1,405)	$(2,176)	35%

Minority interest decreased during the three and six months ended June 30, 2006, respectively, as compared to the same periods last year primarily from decreased net income from our VeriSign Japan subsidiary for the respective periods.

Other income, net

Other income, net consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, and gains and losses on the sale or impairment of equity investments.

A comparison of other income, net for the three and six months ended June 30, 2006 and 2005 is presented below:

	June 30,		% Change
	2006	2005
	As Restated (1)
	(Dollars in thousands)
Three months ended:
Interest income	$6,775	$8,725	(22)%
Interest expense	(1,826)	—	—
Net loss on sale of investments, net of impairments	(28)	(108)	74%
Other, net	306	5,175	(94)%

	$5,227	$13,792	(62)%

Six months ended:
Interest income	$14,398	$15,734	(8)%
Interest expense	(1,826)	—	—
Net gain (loss) on sale of investments, net of impairments	21,246	(96)	22,231%
Other, net	285	13,257	(98)%

Total other income, net	$34,103	$28,895	18%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Other income, net decreased approximately $8.6 million for the three months ended June 30, 2006 and increased approximately $5.2 million for the six months ended June 30, 2006, as compared to the same periods last year. Net gain on sale of investments increased approximately $21.3 million for the six months ended June 30, 2006 primarily due to a gain on sale of our remaining equity stake in Network Solutions. Interest expense increased approximately $1.8 million for both the three and six months ended June 30, 2006, as compared to the same periods last year, due to interest related to our borrowings under our credit facility as described in Note 11 of our Notes to Condensed Consolidated Financial Statements. Interest income decreased approximately $2.0 million and $1.3 million for the three and six months ended June 30, 2006, respectively, primarily as a result of lower cash balances, as compared to the same periods last year. For the six months ended June 30, 2005, we recorded approximately $6.0 million of other income related to a litigation settlement with a telecommunications carrier and approximately $5.3 million of net foreign currency transaction gain.

Income tax expense

For the three and six months ended June 30, 2006, we recorded income tax benefits of $341.0 million and $316.6 million respectively, compared to income tax expense of $34.3 and $61.5 million respectively for the same periods in 2005. Excluding the two non-recurring tax benefits explained below and other immaterial non-recurring events that occurred in this quarter, the decrease in the tax expense is attributed primarily to decreased taxable income.

In previous fiscal years, we provided a tax valuation allowance on our federal and state deferred tax assets based on our evaluation that realizability of such assets was not “more likely than not.” We continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. Such deferred tax assets consisted primarily of net operating loss carryforwards, temporary differences on tax-deductible goodwill and intangibles, and temporary differences on deferred revenue. In the quarter ended June 30, 2006, based on additional evidence regarding our past earnings, scheduling of deferred tax liabilities and projected future taxable income from operating activities, we determined that it is more likely than not that the deferred assets would be realized. Accordingly, we released our valuation allowance of $236.4 million from our deferred tax assets resulting in a credit to condensed consolidated statements of income.

We continue to assess the future realization of net deferred tax assets and believe that it is more likely than not that forecasted income, tax effects of deferred tax liabilities and projected future taxable income from operating activities will be sufficient to support future realization of net deferred tax assets.

However, we continue to apply a valuation allowance on certain tax assets which we did not believe are more likely than not that they would be realized. We continue to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards and to book write-downs of investments, due to the limited carryforward period and character of such tax attributes. The amount of this deferred tax asset which continues to be subject to a valuation allowance was $44.5 million as of June 30, 2006, the date on which we released our valuation allowance on federal and state deferred tax assets.

In the quarter ended June 30, 2006, we were granted relief from the IRS for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, we benefited income tax expense $113.4 million, increased our deferred tax asset for net operating losses from continuing operations $51.8 million, and reduced income taxes payable $61.6 million.

Liquidity and Capital Resources

	June 30, 2006	December 31, 2005	% Change
	As Restated(1)
	(Dollars in thousands)
Cash and cash equivalents	$426,425	$476,826	(11)%
Short-term investments	256,538	378,006	(32)%

Subtotal	682,963	854,832	(20)%
Restricted cash and investments	51,482	50,972	1%

Total	$734,445	$905,804	(19)%

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

At June 30, 2006, our principal source of liquidity was $683.0 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Net cash provided by operating activities

Net cash provided by operating activities of approximately $238.3 million for the six months ended June 30, 2006 consisted of net income of $393.3 million adjusted for non-cash items totaling $161.1 million, including depreciation of property and equipment of approximately $49.9 million, amortization of other intangible assets of approximately $59.8 million, acquired in-process research and development charges of approximately $15.5 million, stock-based compensation and other of $32.8 million, restructuring, impairment and other reversals, net of $4.2 million, gain on sale of investments of approximately $21.2 million, deferred income taxes of approximately $295.8 million, and approximately $6.1 million provided by changes in operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities of approximately $361.3 million for the six months ended June 30, 2006 was primarily attributed to net cash paid in business combinations of $422.8 million, purchases of property and equipment of $103.6 million, partially offset by net sales of investments of $120.1 million and payment received on the Network Solutions note receivable of $47.8 million.

Net cash provided by financing activities

Net cash provided by financing activities of approximately $73.6 million for the six months ended June 30, 2006 was primarily related to repurchases of common stock of $135.0 million, offset by proceeds from drawdown of the credit facility of $174.0 million and proceeds from issuance of common stock from option exercises and our employee stock purchase plan of approximately $39.4 million.

Net cash provided by discontinued operations

Net cash provided by operating activities from discontinued operations for the six months ended June 30, 2006 was primarily from net income from discontinued operations of approximately $0.9 million and changes in operating assets and liabilities of $2.4 million. Net cash provided by operating activities from discontinued operations for the six months ended June 30, 2005 was primarily from net income from discontinued operations of approximately $8.4 million and changes in operating assets and liabilities of $2.2 million.

Other Liquidity and Capital Resources Information

On June 7, 2006, we entered into a $500 million senior unsecured revolving credit facility (the “Facility”), as described in Note 11 of our Notes to Condensed Consolidated Financial Statements. Borrowings under the Facility will be used for working capital, capital expenditures, permitted acquisitions and repurchases of our common stock and other lawful corporate purposes. As of the date of the filing of this report, we are not in compliance with certain covenants under our Credit Agreement that requires us to deliver specified financial statements, compliance certificates and certain other documents to our Lenders. The required Lenders under the Facility have waived our compliance with these requirements through July 13, 2007.

In addition, in order to manage our working capital needs, we may enter into transactions under repurchase agreements with financial institutions. These repurchase agreements are collateralized short-term loans for which the collateral may be a Treasury security or federal agency security held by us. On April 25, 2006, we entered into such a transaction for approximately $74 million, which was repaid in June 2006 using funds borrowed under the Facility.

Our property and equipment expenditures were approximately $103.6 million during the six months ended June 30, 2006, primarily for computer and communications equipment and computer software within all areas of the Company. Our most significant expenditures will be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Other property and equipment expenditures will be for productivity and cost improvement initiatives for corporate services.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Cash payments totaling approximately $ 8.3 million related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through April 2008. See Note 6 of our Notes to Condensed Consolidated Financial Statements.

On May 16, 2006, our Board of Directors authorized a $1 billion stock repurchase program to repurchase shares of our common stock on the open market, or in negotiated or block trades. During the three months ended June 30, 2006, 702,859 shares were repurchased at an aggregate cost of $15.3 million. At June 30, 2006, approximately $984.7 million shares remained available for future repurchases under this program.

On August 2, 2005, our Board of Directors authorized a stock repurchase program to use up to $500.0 million to repurchase our common stock on the open market, or in negotiated or block trades. During the six months ended June 30, 2006, 5,713,387 shares were repurchased at an aggregate cost of $119.7 million. We completed our 2005 stock repurchase program during the second quarter of 2006.

We believe existing cash and short-term investments, together with unused credit balances from our Facility and funds generated from operations should be sufficient to meet our working capital and capital expenditure requirements. Our philosophy regarding the maintenance of a balance sheet with a large component of cash, cash equivalents and short-term investments reflects our views on potential future capital requirements relating to expansion of our businesses, acquisitions, and share repurchases. We regularly assess our cash management approach and activities in view of our current and potential future needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk profile has not changed significantly from that described in its annual report on Form 10-K for the fiscal year ended December 31, 2005.

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the three months ended June 30, 2006 and 2005, we determined that there were no other-than-temporary declines in the value of our non-public equity investments. Due to the inherent risks associated with investments, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our cash and investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. Some of the securities that we have invested in may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize interest rate risk, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2006, 57% of our investments subject to interest rate risk mature in less than one year. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2006, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of June 30, 2006. This table does not include money market funds because those funds are not considered to be subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(In thousands)
Included in cash and cash equivalents	$3,611	$—	$—	$3,611	$3,611
Weighted-average interest rate	4.07%	—	—
Included in short-term investments	$48,581	$124,048	$87,732	$260,361	$256,538
Weighted-average interest rate	3.53%	4.11%	4.07%
Included in restricted cash	$—	$—	$51,482	$51,482	$51,482
Weighted-average interest rate	—	—	4.00%

On June 7, 2006, we entered into a $500 million senior unsecured revolving credit facility (the “Facility”), under which we, or certain designated subsidiaries may be borrowers. As of June 30, 2006, $174.0 million of the Facility was used to refinance our borrowings under a credit agreement that expired in July 2006. Any other borrowings under the Facility will be used for working capital, capital expenditures, permitted acquisitions and repurchases of our common stock and other lawful corporate purposes.

Loans bear interest at a rate per annum equal to, at our election, the Adjusted LIBOR Rate, plus a margin of between 0.50% and 1.025%, depending on our ratio of funded indebtedness to EBITDA as calculated pursuant to the credit agreement, or the higher of the prime rate, as announced from time to time by Bank of America, N.A., and the Federal Funds rate plus 0.50%. The Facility terminates on June 7, 2011 at which time outstanding borrowings under the Facility are due. We may optionally prepay loans under the credit agreement other than Competitive Bid Loans at any time, without penalty, subject to reimbursement of certain costs in the case of LIBOR borrowings.

Our interest expense will fluctuate as the interest rate for the Facility fluctuates based on the LIBOR rate, the bank’s prime rate or the Federal Funds rate. As of June 30, 2006, the weighted average annual interest rate on the Facility was 5.65%. If the LIBOR rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2006, the increase in interest expense would not be material.

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

At June 30, 2006, we held forward contracts in notional amounts totaling approximately $93.6 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 4.	CONTROLS AND PROCEDURES

Note: This disclosure is intended to be current as of the date of the filing of this report.

As discussed in the Explanatory Note at the beginning of this report, the Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and exercise prices that were subsequently modified. Consequently, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. In this Form 10-Q, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income for the three and six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005.

Details of the restatement and its underlying circumstances are discussed in the Explanatory Note at the beginning of this report and in Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2006. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting. Our management, based upon the substantial work performed during the preparation of this report and the related restatement of historical financial information, has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of the SEC and are a fair presentation of our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

Subsequent to June 30, 2006, our Board of Directors approved additional internal control policies and procedures intended to remediate the material weakness. As of the date of this filing, we have implemented or are in the process of implementing the following corrective actions:

•

Develop and implement detailed equity-based grant policies and procedures and related compensation and human resources practices, including procedures to ensure accurate and timely communication of Compensation Committee actions.

•	Validation of critical stock administration data fields including employee termination dates and stock option cancellation dates.

•	Designation of individuals in the legal and accounting departments to oversee the documentation of, and accounting for, equity-based grants.

•

Additional training for our finance, human resource, stock administration, and legal personnel concerning the equity grant process and the accounting and financial reporting for equity awards and modifications of such awards.

•	Awarding equity-based grants (new hire, promotion, and annual performance) at pre-determined dates, with all required approvals documented and finalized on or before those dates.

•

Improving the coordination and communication among the human resources, accounting and legal departments to identify, in advance, accounting issues relating to equity-based awards, and to ensure that those awards are properly accounted for under generally accepted accounting principles.

Additionally, we are investing in ongoing efforts to continuously improve the Company’s internal control over financial reporting and have committed considerable resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

As of the date of this filing, we believe that we have made substantial progress in the implementation of the corrective actions noted above and toward remediation of the material weakness.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Note: The following description of pending legal proceedings is intended to be current as of June 30, 2007.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of the ‘584 patent and the Court has dismissed with prejudice all claims of infringement of the ‘584 patent. In its ruling on the claim construction issues, the Court found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Thus, only claim 23 of the ‘737 patent remains in the case. The Court granted the defendants’ motion to strike certain of the Plaintiff’s assertions of infringement, including all charges of infringement under the so-called “doctrine of equivalents.” The Court recently granted the defendants’ motion for summary judgment of no inducement and no contributory infringement. Fact and expert witness discovery are completed. On September 29, 2006, VeriSign filed a Motion for Summary Judgment on Non-Infringement. On October 20, VeriSign filed a Motion for Summary Judgment on Invalidity. On November 1, 2006, NetMoneyIN filed a Motion for Summary Judgment on Infringement. On July 9, 2007, the Court is scheduled to hear oral argument on the pending motions for summary judgment. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW(HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint. On May 5, 2004, plaintiffs filed a second amended complaint that was substantially identical to the amended consolidated complaint except that it purported to add a claim under Sections 11 and 15 of the Securities Act of 1933 on behalf of a subclass of persons who acquired shares of VeriSign pursuant to the registration statement and prospectus filed October 10, 2001 and amended October 26, 2001 for the acquisition of Illuminet Holdings, Inc. by VeriSign. Plaintiffs’ second amended class action complaint was dismissed by the court on November 2, 2005 for failure to adequately plead loss causation. Plaintiffs were given leave to file an amended complaint. Plaintiffs filed a third amended class action Complaint on December 22, 2005. Defendants filed a motion to dismiss the third amended complaint. On April 6, 2006, that motion was granted in part and denied in part. Plaintiffs filed a fourth amended complaint on May 12, 2006. Plaintiffs’ request for reconsideration of the April 6, 2006 order was granted on June 5, 2006. Plaintiffs filed a fifth amended complaint on June 30, 2006. VeriSign moved to dismiss the fifth amended complaint. Parallel derivative actions have also been filed against certain of VeriSign’s current and former officers and directors in state courts in California and Delaware. VeriSign is named as a nominal defendant in these actions. Several of these derivative actions were filed in Santa Clara County Superior Court of California and these actions have since been consolidated under the heading In re VeriSign, Inc. Derivative Litigation, Case No. CV807719.

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

On April 24, 2007, the District Court entered Final Judgment and Order dismissing the Securities Litigation with prejudice based on final approval of the parties settlement of the Securities Litigation and the Derivative Litigation. On May 15, 2007, the State Court entered a final Stipulation and Proposed of Dismissal with Prejudice of the Derivative Litigation. Under the terms of the settlement, liability insurers for the Company and its directors and officers paid $80 million in settlement of the lawsuits, within applicable insurance limits. The time for appeal in both matters has now passed.

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

In October 2005, the Company and ICANN announced a proposed settlement of the various claims between them. The settlement was conditioned upon, among other things, approval of the agreement by the United States Department of Commerce. On November 29, 2006, the United States Department of Commerce approved the new .com Registry Agreement. With that approval, the settlement is finalized and implemented. Accordingly, pending litigation with ICANN was dismissed.

On February 14, 2005, Southeast Texas Medical Associates, LLP filed a putative class action lawsuit in the Superior Court of California, alleging violations of the unfair competition laws, breach of express warranty and unjust enrichment relating to our Secure Site Pro SSL certificates. The complaint is brought on behalf of a class of persons who purchased the Secure Site Pro certificate from February 2001 to present. On April 17, 2006, the class was certified and class notice was issued on May 21, 2007. VeriSign disputes these claims. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

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

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure suite of application and related hardware and software products and its Unified Authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product” infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. Prism Technologies has also named RSA Security, Inc., Netegrity, Inc. Computer Associates International, Inc and Johnson & Johnson as co -defendants. VeriSign responded on June 6, 2005 by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. On November 9, 2006, the Court held a Markman claim construction hearing. On February 9, 2007, Plaintiff withdrew its claim against Go Secure, leaving claims against Unified Authentication and VIP. On April 2, 2007, the Court issued a ruling from the Markman claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the Markman claim construction ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal to the Federal Circuit Court of Appeals. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

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

In August 2005 and October 2005, respectively, VeriSign received two additional similar putative class action lawsuits, one in state court in Arkansas (short title, Page v. VeriSign), alleging claims for fraud, unjust enrichment, and violation of the Arkansas Deceptive Trade Practices Act, and one in federal district court for the Southern District of California (short title, Herrington v. VeriSign), alleging claims for fraud, negligence and negligent misrepresentation, unjust enrichment, quantum meruit, breach of contract, breach of warranty, false advertising, and unfair competition. These lawsuits relate to the marketing and advertising of mobile phone “ringtones” and other mobile phone content by VeriSign and its subsidiary Jamster International Sarl. VeriSign disputes the claims in these actions. On April 14, 2006 the Judicial Panel on Multidistrict Litigation coordinated and consolidated pretrial proceedings in the Ford, Page, and Herrington actions (short title, In Re Jamster Marketing Litigation). On June 16, 2006, the Judicial Panel on Multidistrict Litigation conditionally transferred one additional similar putative class action lawsuit, alleging violations of the Illinois Consumer Fraud Act and Illinois Automatic Contract Renewal Act (short title, Harmon v. VeriSign), from the federal district court for the Northern District of Illinois to the federal district court for the Southern District of California, where it will be coordinated with the Ford matter for pretrial proceedings. Similarly, on September 14, 2006, the Judicial Panel on Multidistrict Litigation conditionally transferred another similar putative class action lawsuit, alleging violations of Florida’s Deceptive and Unfair Trade Practices Act (short title, Edwards v. VeriSign), from the federal district court for the Southern District of Florida to the federal district court for the Southern District of California, where it will likely be coordinated with the Ford matter for pretrial proceedings. While we cannot predict the outcome of these matters, VeriSign believes the allegations are without merit.

On February 24, 2006, GEMA, the German music authors collecting society, submitted an application to the Schiedsstelle, an arbitration board responsible for copyright matters at the German Patent and Copyright Office, requesting arbitration of GEMA’s claim for alleged underpaid royalties in connection with Jamba! GmbH’s sale of ringtones as downloadable content for mobile phones. Jamba! is a wholly owned subsidiary of VeriSign, Inc. Jamba! pays royalties to GEMA on a “per download” basis for ringtones. GEMA claims that Jamba! should also pay royalties for all GEMA-represented ringtones made available to Jamba! customers, regardless of whether or not the content represented by GEMA has been downloaded by a Jamba! customer. On April 11, 2006, the Schiedsstelle notified Jamba! that it will conduct an arbitration of GEMA’s claim. Jamba! submitted a response to GEMA’s application on May 22, 2006. GEMA submitted an answer to Jamba!’s response on August 6, 2006. Jamba! submitted a reply to GEMA’s answer on or about October 23, 2006. Arbitration has not yet been scheduled. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

On June 26, 2006, VeriSign received a grand jury subpoena from the U.S. Attorney for the Northern District of California requesting documents relating to VeriSign's stock option grants and practices. VeriSign also received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting documents related to VeriSign's stock option grants and practices. On February 9, 2007, VeriSign received a formal order of investigation from the SEC. VeriSign is cooperating fully with the U.S. Attorney's investigation and the SEC investigation.

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in federal court (Port Authority v. Bidzos, et al., and VeriSign), and one in state court (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. VeriSign is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Motions to stay the state court action are pending.

On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in state court naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign common stock between April 3, 2002 and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The matter was removed to federal court on June 25, 2007. VeriSign and the individual defendants dispute all of these claims.

On November 7, 2006, a judgment was entered against VeriSign by an Italian trial court in the matter of Penco v. VeriSign, Inc., for Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. VeriSign was granted a stay on execution of the judgment. VeriSign has appealed the lower court's ruling on the merits and the hearing on the appeal is likely to be scheduled in May 2008. VeriSign believes the claims are without merit.

On November 30, 2006, Freedom Wireless, Inc. filed a complaint against VeriSign and other defendants alleging that VeriSign infringes certain patents by making, using, selling or supplying products, methods or services relating to supplying prepaid wireless telephone services to telecommunications companies. VeriSign filed an answer to the complaint on January 25, 2007. The lawsuit is pending in the United States District Court for the Eastern District of Texas. No scheduling conference has been set. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On January 31, 2007, VeriSign and News Corporation finalized a joint venture giving News Corporation a controlling interest in VeriSign’s wholly owned Jamba subsidiary. Accordingly, effective January 31, 2007, VeriSign transferred to the joint venture direction and control of all litigation relating to Jamba! GmbH and Jamster International Sarl. Litigation and other legal matters covered by that transfer include, but are not limited to, In Re Jamster Marketing Litigation (Ford, Page, Herrington, Harmon and Edwards), the Federal Trade Commission access letter, the Illinois Attorney General Civil Investigative Demand, the Florida Attorney General Subpoena Duces Tecum, and the GEMA application for arbitration.

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show "Deal or No Deal" to incur premium text message charges in order to participate in an interactive television promotion called "Lucky Case Game." The lawsuit is pending in the United States District Court for the Central District of California, Western Division. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show "The Apprentice" to incur premium text message charges in order to participate in an interactive television promotion called "Get Rich With Trump." The lawsuit is pending in the United States District Court for the Central District of California, Western Division. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On June 7, 2007, plaintiffs Michael and Michele Hardin, on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc. and other defendants alleging that defendants collectively operate various "gambling games" in violation of Georgia state law. Plaintiffs allege that interactive television promotions contained in various broadcasts, including NBC's "Deal or No Deal," wrongly permit participants to incur premium text message charges in order to participate in the promotions to win a prize. The lawsuit is pending in the United States District Court for the Northern District of Georgia, Gainesville Division. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

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

Note: The following risk factors are intended to be current as of the date of the filing of this report.

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security and communications services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our naming services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our security services and communications services, both in the U.S. and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	our success in assimilating the operations, products, services and personnel of any acquired businesses;

•	the timing and execution of individual customer contracts, particularly large contracts;

•	the impact of price changes in our communications services and security services or our competitors’ products and services;

•	the impact of Statement of Financial Accounting Standards No. 123R that will require us to record a charge to earnings for stock-based compensation; and

•	general economic and market conditions as well as economic and market conditions specific to the telecommunications and Internet industries.

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

We have acquired many companies, a number of which operated in different businesses from our then-current business. Therefore, we have only a limited operating history on which to base an evaluation of our consolidated business and prospects. Our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the successful integration of acquired companies;

•	the use of the Internet and other Internet Protocol (“IP”) networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in the number of Web sites;

•	growth in wireless networks and communications;

•	growth in demand for our services;

•	the continued evolution of electronic and mobile commerce as a viable means of conducting business;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the significant lead times before a new product or service begins generating revenues;

•	the varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

•	the success in marketing and overall demand for our content services to consumers and businesses;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

The internal review of our historical stock option granting practices, the restatement of certain of our historical consolidated financial statements, investigations by the SEC and related events have had, and will continue to have, an adverse effect on us.

As discussed in the Explanatory Note at the beginning of this Form 10-Q, the Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and exercise prices that were subsequently modified. Consequently, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. We are restating previously filed financial statements in the quarterly reports on Form 10-Q for June 30, 2006 and September 30, 2006 and in our annual report on Form 10-K for the year ended December 31, 2006. Details of the restatement and its underlying circumstances are discussed in the Explanatory Note at the beginning of this Form 10-Q and in Note 2 of Notes to Condensed Consolidated Financial Statements.

As a result of the events described above, we have become subject to a number of significant risks, each of which, could have an adverse effect on our business, financial condition and results of operations, including:

•

we are subject to significant pending civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, the defense of which will require us to devote significant management attention and to incur significant legal expense and which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;

•

we are subject to a continuing formal order of investigation from the SEC and a grand jury subpoena from the U.S. Attorney for the Northern District of California which could require significant management time and attention and cause us to incur significant accounting and legal expense and which could require us to pay substantial fines or other penalties;

•	we are subject to the risk of additional litigation and regulatory proceedings or actions; and

•

many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on matters relating to the continuing formal order of investigation from the SEC and a grand jury subpoena from the U.S. Attorney for the Northern District of California, remedial efforts and related litigation.

We have identified a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2006 arising from a combination of control deficiencies in our stock administration policies and practices, as discussed in Item 4, “Controls and Procedures”. In addition, due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 our disclosure controls and procedures were not effective.

We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

Through the six month period ended June 30, 2006, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our general and administrative and other expenses, which could adversely affect our results of operations and the price of our securities.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

In the first quarter of 2007, we have undertaken various cost reduction and restructuring activities that replaced our previous business unit structure with a functional organization consisting of a combined worldwide sale and services team and an integrated marketing and product development organization. The restructuring, impairment and other charges are estimated to be approximately $26.9 million in 2007; however, if we incur additional restructuring related charges, our financial condition and results of operations may suffer. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges. In addition, we have recently experienced changes in our management, which together with these cost reduction and restructuring activities, could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

We have faced difficulties assimilating, and may incur costs associated with, acquisitions or dispositions.

We made numerous acquisitions and dispositions in the last six years and will pursue additional acquisitions and dispositions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies or businesses we acquire or divest. Assimilating acquired businesses and dispositions involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	the potential impairment of relationships with our employees, customers and strategic partners;

•

the need to manage more geographically-dispersed operations, such as our offices in the states of Georgia, Kansas, Illinois, Massachusetts, New York, Rhode Island, Texas, Virginia, and Washington, and globally in Australia, Europe, India, Japan, South Africa and South America

•	greater than expected costs and/or lower than expected revenues and the assumption of unknown liabilities;

•	the diversion of management’s attention from our other businesses in identifying, completing and integrating acquisitions;

•	the inability to retain the key employees of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	our inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential incompatibility of business cultures;

•	additional regulatory requirements;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

If we are unable to successfully address any of these risks for future acquisitions or dispositions, our business could be harmed.

Additionally, there is risk that we may incur additional expenses associated with an impairment of a portion of goodwill and other intangible assets due to changes in market conditions for acquisitions and dispositions. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further impairments of goodwill or other intangible assets.

We may not realize the benefits we are seeking from our investments in the Jamba joint ventures as a result of lower than predicted operating results, larger funding requirements or lower cash distributions or otherwise.

We have a 49% equity interest in two joint ventures related to our former Jamba business. We will incur our proportionate share of the income or losses of these joint ventures in our Condensed Consolidated Statements of Income. We do not have control over the budget, day-to-day management or many of the other operating expenditures of the joint ventures, and therefore, we cannot predict with certainty the extent of the impact on our financial statements of these joint ventures for any particular period. Accordingly, our share of the income or losses of these joint ventures could materially affect our results of operations in future periods.

The joint venture agreements contain provisions requiring minimum cash distributions to the members. However, these provisions are subject to conditions and limitations, and therefore, we cannot assure you that we will ever receive cash distributions from these joint ventures. If the joint ventures require capital to fund their operations, we could be required to make capital contributions or loans to the joint ventures. The business operated by the U.S. joint venture is a newer business and therefore it may be more likely to require additional finding, although we cannot assure that the Netherlands joint venture will not require additional funding as well. If the Netherlands joint venture makes cash distributions to its members, to the extent we seek to use the cash in the U.S., we would be required to pay taxes on those funds if they are brought to the U.S., and therefore we would not receive the full benefit of any cash distribution. Additionally, we could be required to pay additional amounts to the joint ventures if it is later determined that we breached any of the representations of warranties in the formation agreement for the joint ventures.

The value of our investment in these joint ventures is subject to general economic, technological and market trends, as well as to the operating and financial decisions of the management team of the joint venture, all of which are outside of our control. In addition, these joint ventures may not gain the expected number of customers and/or generate the expected level of revenues, and consequently, we may never receive any cash distributions from these joint ventures, and in fact, they may require additional funding, any of which could diminish the value of or dilute our investment. Our investments in these joint ventures may not provide the economic returns we are seeking and may not increase in value above the minimum amounts that we can require Fox or News Corporation to buy our shares from us. We cannot assure you that the commercial agreements, including the Gateway Services Agreement, will provide us any benefit. It is also possible that Fox and News Corporation could purchase our shares from us in the future, prior to the businesses of the joint ventures reaching their full potential. Therefore, we cannot provide you with any assurance as to whether we will achieve a favorable return on our investment.

We also entered into various other commercial relationships with the joint ventures, however, we cannot assure you we will derive significant revenues from these other relationships.

The expansion of our international operations subjects our business to additional economic risks that could have an adverse impact on our revenues and business.

We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, Latin America and South America. We have approximately 1,870 employees outside the United States. Expansion in these international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violations of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues from Europe, South Africa, Japan, South America and Australia are not denominated in U.S. Dollars;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Our failure to manage past and future growth in our business could harm our business.

Between December 31, 1995 and December 31, 2006, we grew from 26 to 5,331 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security, Inc. and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority, or CA, related services; (3) companies focused on providing a bundled offering of products and services such as CyberTrust; and (4) companies offering competing SSL certificate and other security services, including GoDaddy and other domain name registrars. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their Web sites could also promote our competitors or charge us substantial fees for promotions in the future.

Competition in Managed Security Services. Consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture, IBM Global Services, Getronics and Lucent NetCare. We also compete with security product companies that offer managed security services in addition to other security services, such as Symantec and ISS, as well as a number of providers such as CyberTrust and BT Counterpane that offer managed security services. Telecommunications providers, such as Verizon Business, a provider of managed security services, are also potential competitors. In addition, we compete with some companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally developed systems integration efforts.

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

Competition in Content Services. The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Arvato mobile, Monstermob, and Motricity This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint Nextel Corporation, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft and Apple. As the market for wireless data, including information and entertainment data, matures, new categories of competitors, such as mobile phone companies, broadcasters, music publishers, other content providers or others have begun to develop competing products or services.

Competition in Naming Services. We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .mobi, .biz, .name, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. There are currently 16 gTLD registries and over 240 ccTLD registries.

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

Our content services business depends on our ability to enter into and maintain agreements with many different third parties including wireless carriers and other mobile phone service providers, upon which this business is highly dependent for billing its customers.

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

The communications network services industry is also characterized by rapid technological change and frequent new product and service announcements. Significant technological changes could make our technologies obsolete and other changes in our markets could result in some of our other products and services losing market share. Accordingly, we must continually improve the responsiveness, reliability and features of our services and develop new features, services and applications to meet changing customer needs in our target markets. For example, we sell our SS7 network services primarily to traditional telecommunications companies that rely on traditional voice networks. Many emerging companies are providing convergent Internet protocol-based network services. Our future success could also depend upon our ability to provide products and services to these Internet protocol-based telephony providers, particularly if IP-based telephony becomes widely accepted. We cannot assure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

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

The U.S. Department of Commerce (“DOC”) has adopted a plan for the phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers (“ICANN”). As part of this transition, as the exclusive registry of domain names within the .com and .net generic top-level domains (“gTLDs”), we have entered into agreements with ICANN and with the DOC.

We face risks from the transition of the DOC’s responsibilities for the domain name system to ICANN, including the following:

•	ICANN could adopt or promote policies, procedures or programs that are unfavorable to us as the registry operator of the .com and .net gTLDs or that are inconsistent with our current or future plans;

•	the DOC or ICANN could terminate our agreements to be the registry for the .com or .net gTLDs under the circumstances described elsewhere in this report;

•	if the .com and .net Registry Agreements are terminated, it could have a material adverse impact on our business;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•	the DOC could revoke its recognition of ICANN, as a result of which the DOC could take the place of ICANN for purposes of our agreements with ICANN, and could take actions that are harmful to us;

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

Risks we face from challenges by third parties, including governmental authorities in the United States and other countries, to our role in the ongoing privatization of the Internet include:

•

legal, regulatory or other challenges could be brought, including challenges to the agreements governing our relationship with the DOC or ICANN, or to the legal authority underlying the roles and actions of the DOC, ICANN or us;

•	the U.S. Congress could take action that is unfavorable to us;

•	ICANN could fail to maintain its role, potentially resulting in instability in domain name system administration; and

•

some governments and governmental authorities outside the U.S. have in the past disagreed with, and may in the future disagree with, the actions, policies or programs of ICANN, the U.S. Government and us relating to the domain name system. These foreign governments or governmental authorities may take actions or adopt policies or programs that are harmful to our business.

As a result of these and other risks, it may be difficult for us to introduce new services in our domain name registry business and we could also be subject to additional restrictions on how this business is conducted.

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

Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes, Providence,

Rhode Island; Dulles, Virginia; Lacey, Washington; Overland Park, Kansas, Melbourne, Australia and Berlin, Hamburg and Verl, Germany. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

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

The success of our network connectivity and interoperability services and content services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, MCI, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on four of the fourteen mated pairs of SS7 signal transfer points that comprise our network.

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

We currently administer and operate only two of the thirteen root zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers, our registry services business could be harmed if these volunteer operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demands on the two root zone servers we operate.

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

We have licensed to VeriSign Affiliates our Processing Center platform, which is designed to replicate our own secure data centers and allows the VeriSign Affiliate to offer back-end processing of PKI services for enterprises. The VeriSign Processing Center platform provides a VeriSign Affiliate with the knowledge and technology to offer PKI services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the VeriSign Affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the affiliate and are outside of our control. Any failure of a VeriSign Affiliate to maintain the privacy or security of confidential customer information could result in negative publicity and therefore, adversely affect the market’s perception of the security of our services as well as the security of electronic commerce and communication over IP networks generally.

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we use news content, as part of our real-time publisher service. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. For example, Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. In addition, the NASDAQ Global Select Market has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. It has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced coverage and incur substantially higher costs to obtain the reduced level of coverage. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

•

we currently have a classified board of directors, with the board being currently divided into three classes that serve staggered three-year terms, although we intend to declassify our board commencing in connection with our 2007 Annual Meeting of Stockholders;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2006	—	—	—	44.7 million
May 1 – 31, 2006	10,609	23.68	10,609	1.04 billion
June 1 – 30, 2006	2,758,621	21.75	2,758,621	984.7 million

Total	2,769,230		2,769,230

On May 16, 2006, the Board of Directors of VeriSign authorized a new stock repurchase program to repurchase up to $1 billion of VeriSign’s common stock on the open market, or in negotiated or block trades.

During the six months ended June 30, 2006, VeriSign settled its $250 million and $75 million Accelerated Share Repurchase (“ASR”) agreements. As a result of settling the respective ASR agreements, VeriSign received an additional 482,459 shares and 10,609 shares of its common stock.

During the three months ended June 30, 2006, VeriSign entered into a new $60.0 million ASR agreement to purchase approximately 2.8 million shares of its common stock at a price per share of approximately $21.75. On July 25, 2006, VeriSign settled this ASR and received an additional 7,338 shares of its common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders was held on May 26, 2006 at our corporate offices, located at 487 East Middlefield Road, Mountain View, California. Three proposals were voted on at the meeting. The results of each proposal are as follows.

Proposal No. 1 to elect three (3) Class II directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2009 was approved by the stockholders. The nominees received the following votes:

	For	Withheld
Michelle Guthrie	201,134,760	16,113,755
Roger H. Moore	201,090,191	16,158,324
Edward A. Mueller	201,160,328	16,088,187
William A. Roper, Jr.	201,166,796	16,081,719

In Proposal No. 2, stockholders approved the 2006 Equity Incentive Plan to replace the 1998 Directors Stock Option Plan, the 1998 Equity Incentive Plan and the 2001 Stock Incentive Plan. This proposal received the following votes:

Votes
For	114,846,157
Against	69,659,647
Abstain	1,474,365

In Proposal No. 3, stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ending December 31, 2006. This proposal received the following votes:

Votes
For	215,328,241
Against	639,898
Abstain	1,280,376

Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders. Abstentions had the same effect as a vote against Proposal No. 2.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith

10.01	Transition Services and General Release Agreement between the Registrant and James M. Ulam dated May 18, 2006.	X

10.02	Registrant’s 2006 Equity Incentive Plan, as adopted 05/26/06	X

10.03	Registrant’s 2006 Equity Incentive Plan, form of Stock Option Agreement.	X

10.04	Registrant’s 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement.	X

10.05	Registrant’s 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement.	X

10.06	Summary of Director’s Compensation Benefits.	X

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a - 14(a).	X

31.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*	X

32.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*	X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: July 12, 2007	By:	/s/ WILLIAM A. ROPER, JR.
William A. Roper Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2007	By:	/s/ ALBERT E. CLEMENT
Albert E. Clement Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Transition Services and General Release Agreement between the Registrant and James M. Ulam dated May 18, 2006.

10.02	Registrant’s 2006 Equity Incentive Plan, as adopted 5/26/06

10.03	Registrant’s 2006 Equity Incentive Plan, form of Stock Option Agreement.

10.04	Registrant’s 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement.

10.05	Registrant’s 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement.

10.06	Summary of Director’s Compensation Benefits.

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

32.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.