Form 10-Q
period 2006-09-30
VERISIGN INC/CA
filed 2007-07-12
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Explanatory Note

In this Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of income for the three and nine months ended September 30, 2005, and condensed consolidated statements of cash flows for the nine months ended September 30, 2005. In our Form 10-K for the year ended December 31, 2006 to be filed with the SEC (the “2006 Form 10-K”), we are restating our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and the related quarters for 2005.

This Form 10-Q also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the three and nine months ended September 30, 2005. The decision to restate was based on the results of an independent review (the “Review”) into our historical stock option granting practices that was conducted under the direction of an ad hoc group of our independent directors who had not served on our Compensation Committee before 2005 (“Ad Hoc Group”).

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

On May 29, 2007, we announced that Stratton Sclavos, our then-current Chairman and Chief Executive Officer, had resigned from his position with us. Following Mr. Sclavos’ resignation, the Board elected director William A. Roper, Jr. as our President and CEO and Edward Mueller as our Chairman of the Board of Directors.

On July 10, 2007, Ms. Dana L. Evan our then-current Executive Vice President of Finance and Administration and Chief Financial Officer resigned from the Company.

On July 5, 2007 and July 12, 2007, the Board of Directors appointed Albert E. Clement as the Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively, of the Company.

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

Additionally, the pro forma expense under SFAS No. 123 in Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q has been restated to reflect the impact of these adjustments for the three and nine months ended September 30, 2005.

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

We also believe that we should not have taken a tax deduction under Internal Revenue Code (IRC) Section 162(m) in prior years for stock option related amounts pertaining to certain executives. Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax net operating losses associated with the stock option intra-period allocation have decreased by $12.6 million. We continues to apply a valuation allowance to our tax net operating losses relating to stock options exercised prior to the adoption of SFAS No. 123R, “Share-Based Payment.” Pursuant to Footnote 82 of SFAS No. 123R, we recognize financial statement benefit of these tax net operating losses when such losses reduce cash taxes paid.

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(As Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$439,250	$476,826
Short-term investments	220,564	378,006
Accounts receivable, net of allowance for doubtful accounts of $15,408 and $11,559 at September 30, 2006 and December 31, 2005, respectively	326,844	279,766
Prepaid expenses and other current assets	229,795	78,008
Deferred tax assets	123,954	15,907
Current assets of discontinued operations	5,689	5,295

Total current assets	1,346,096	1,233,808

Property and equipment, net	591,626	558,272
Goodwill	1,441,923	1,068,963
Other intangible assets, net	325,859	225,302
Restricted cash and investments	48,962	50,972
Long-term note receivable	—	26,419
Long-term deferred tax assets	206,603	—
Other assets, net	22,139	16,985

Total long-term assets	2,637,112	1,946,913

Total assets	$3,983,208	$3,180,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$691,036	$567,848
Accrued restructuring costs	4,529	7,440
Deferred revenue	436,874	371,566
Short-term debt	199,000	—
Short-term deferred tax liabilities	1,975	—
Current liabilities of discontinued operations	4,997	6,822

Total current liabilities	1,338,411	953,676

Long-term deferred revenue	154,455	127,175
Long-term accrued restructuring costs	1,751	10,876
Other long-term liabilities	5,159	4,995
Long Term deferred tax liabilities	25,694	19,072

Total long-term liabilities	187,059	162,118

Total liabilities	1,525,470	1,115,794

Commitments and contingencies
Minority interest in subsidiaries	47,442	41,485
Stockholders’ equity:
Preferred stock—par value $.001 per share
Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 243,828,646 and 246,418,940 (excluding 35,456,975 and 28,981,444 shares held in treasury at September 30, 2006 and December 31, 2005, respectively)	244	246
Additional paid-in capital	23,318,396	23,368,460
Unearned compensation	—	(24,199)
Accumulated deficit	(20,899,965)	(21,308,512)
Accumulated other comprehensive loss	(8,379)	(12,553)

Total stockholders’ equity	2,410,296	2,023,442

Total liabilities and stockholders’ equity	$3,983,208	$3,180,721

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As Restated) (1)		(As Restated) (1)
Revenues	$399,513	$401,113	$1,163,021	$1,223,446

Costs and expenses:
Cost of revenues	144,480	126,858	430,663	383,654
Sales and marketing	95,164	113,333	279,010	376,000
Research and development	33,188	24,866	92,509	69,842
General and administrative	69,094	39,526	188,990	125,256
Restructuring, impairment, and other (reversals) charges, net	(84)	537	(4,279)	(3,821)
Amortization of other intangible assets	30,977	26,235	90,809	73,896
Acquired in-process research and development	1,200	1,800	16,700	6,100

Total costs and expenses	374,019	333,155	1,094,402	1,030,927

Operating income	25,494	67,958	68,619	192,519
Non-operating income:
Minority interest	(719)	(1,221)	(2,124)	(3,397)
Other income, net	4,755	14,390	38,858	43,285

Income from continuing operations before income taxes	29,530	81,127	105,353	232,407
Income tax expense (benefit)	14,423	29,212	(302,127)	90,692

Net income from continuing operations	15,107	51,915	407,480	141,715
Net income from discontinued operations, net of tax	167	4,934	1,067	13,343

Net income	$15,274	$56,849	$408,547	$155,058

Basic net income per share from:
Continuing operations	$0.06	$0.20	$1.67	$0.55
Discontinued operations	—	0.02	—	0.05

	$0.06	$0.22	$1.67	$0.60

Diluted net income per share from:
Continuing operations	$0.06	$0.20	$1.65	$0.53
Discontinued operations	—	0.01	—	0.05

	$0.06	$0.21	$1.65	$0.58

Shares used in per share computation:
Basic	243,536	260,369	244,620	259,259

Diluted	245,657	266,079	247,005	266,107

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(As Restated) (1)
Cash flows from operating activities:
Net income	$408,547	$155,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	78,272	64,930
Amortization of other intangible assets	90,809	73,896
Acquired in-process research and development	16,700	6,100
Provision for doubtful accounts	1,576	1,249
Stock-based compensation and other	49,044	(14,674)
Restructuring, impairment, and other reversals, net	(4,279)	(3,821)
Net gain on sale and impairment of investments	(21,260)	(8,265)
Minority interest in net income of subsidiary	2,124	3,397
Tax benefit associated with stock options	—	19,538
Deferred income taxes	(299,137)	(8,519)
Loss on disposal of property and equipment	—	186
Changes in operating assets and liabilities:
Accounts receivable	16,677	(69,798)
Prepaid expenses and other current assets	(94,059)	(34,337)
Accounts payable and accrued liabilities	5,307	85,740
Deferred revenue	80,781	75,243

Net cash provided by operating activities	331,102	345,923

Cash flows from investing activities:
Purchases of investments	(536,569)	(256,967)
Proceeds from maturities/sales of investments	693,731	231,136
Purchases of property and equipment	(139,044)	(79,673)
Cash paid in business combinations, net of cash acquired	(543,821)	(66,653)
Net proceeds received on long-term note receivable and investment	47,786	16,609
Other assets	125	(5,683)

Net cash used in investing activities	(477,792)	(161,231)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	52,668	56,644
Repurchase of common stock	(135,000)	(256,819)
Change in net assets of subsidiary	332	605
Proceeds from drawdown of credit facility, net	299,000	—
Debt issuance costs	(3,381)	—
Repayment of debt and long-term liabilities	(102,362)	(1,650)

Net cash provided by (used in) financing activities	111,257	(201,220)

Effect of exchange rate changes on cash and cash equivalents	1,020	(4,169)

Net decrease in cash and cash equivalents	(34,413)	(20,697)
Cash and cash equivalents at beginning of period	478,660	330,641

Cash and cash equivalents at end of period	444,247	309,944
Cash and cash equivalents of discontinued operations	(4,997)	(2,491)

	$439,250	$307,453

Cash flows from discontinued operations:
Net cash provided by operating activities	$3,162	$17,181

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds received	$20,367	$19,140

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

Reclassifications

VeriSign accounted for the November 2005 sale of its payment gateway business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). Accordingly, the Condensed Consolidated Financial Statements have been reclassified for all periods presented to reflect its payment gateway business as discontinued operations. Unless noted otherwise, discussions in the notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Stock-based Compensation

Prior to January 1, 2006, VeriSign accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of the Company’s common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and superseded APB 25. VeriSign elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period under the pro forma provisions of SFAS 123.

VeriSign recognized incremental stock-based compensation expense of $5.4 million and $28.5 million during the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS 123R. See Note 3, “Stock-Based Compensation” for further information regarding stock-based compensation assumptions and expenses.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Financial Accounting Standards Board’s (“FASB”) Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”), provides an elective method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. FSP 123R-3 provides that an entity may make a one-time election to adopt the transition method. An entity may take up to one year from its initial adoption of SFAS 123R to make the election. During the second quarter of 2006, VeriSign elected the short-cut transition method described in FSP 123R-3, and analyzed its effect on the Company’s Condensed Consolidated Financial Statements for the periods presented. The election of the transition method did not have a material impact on VeriSign’s condensed consolidated financial statements.

The following table illustrates the effect on net income and net income per share on the Company’s condensed consolidated statements of income, if VeriSign had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	As Restated (1)	As Restated (1)
	(In thousands, except per share data)
Net income, as reported	$56,849	$155,058
Deduct: Credit for stock-based compensation, net of tax	(6,955)	(9,997)
Deduct: Stock-based compensation determined under the fair value method for all awards, net of tax	(16,964)	(52,404)

Pro forma net income	$32,930	$92,657

Earnings per share:
Basic:
As reported	$0.22	$0.60
Pro forma stock-based compensation	(0.04)	(0.13)

Pro forma net income per share	$0.18	$0.47

Diluted:
As reported	$0.21	$0.58
Pro forma stock-based compensation	(0.09)	(0.24)

Pro forma net income per share	$0.12	$0.34

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 2. Restatement of Condensed Consolidated Financial Statements

In this Form 10-Q, the Company is restating its condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of income for the three and nine months ended September 30, 2005, and condensed consolidated statements of cash flows for the nine months ended September 30, 2005. In the Company’s Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for the years ended December 31, 2005 and 2004, and the related quarters for 2005.

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

On March 30, 2007, the Company requested guidance from the Office of the Chief Accountant of the SEC (the "OCA") concerning certain accounting issues relating to the restatement of its historical financials and the Review. On June 25, 2007, the OCA and the Company concluded their discussions regarding these accounting issues.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other: The Company and the Review Team also determined that the former CEO received an option grant in October 1998 for 100,000 shares (95,928 non-qualified stock options (“NQSOs”) and 4,072 incentive stock options (“ISOs”), which split to options for 200,000 shares in May 1999 and then split again to options for 400,000 shares in November 1999 when the Company announced a stock split during those respective periods. The account statements and monthly reporting statements for November 1 and December 1, 2000 showed that the former CEO held options for 400,000 shares at the split-adjusted price of $7.67. However, the Ad Hoc Group determined that sometime between December 1, 2000 and January 1, 2001, the Company erroneously changed the former CEO’s options to reflect the pre-split amount of 100,000 shares instead of 400,000 shares, but at the post-split price of $7.67. The error was never subsequently corrected. Therefore, the former CEO did not receive the benefit of the additional 300,000 options arising from the two stock splits, which expired in 2005. Based on a determination by the Board of Directors after the Ad Hoc Group’s Review in May 2007, the Company has agreed to pay the former CEO $5,459,430, reflecting the gain he would have realized from the exercise of these options prior to their expiration, based on the weighted average price of stock options exercised by the former CEO in August 2005.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additionally, the pro forma expense under SFAS 123 in Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q has been restated to reflect the impact of these adjustments for the three and nine months ended September 30, 2005.

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

VeriSign also believes that it should not have taken a tax deduction under Internal Revenue Code (IRC) Section 162(m) in prior years for stock option related amounts pertaining to certain executives. Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, VeriSign’s tax net operating losses associated with the stock option intra-period allocation have decreased by $12.6 million. VeriSign continues to apply a valuation allowance to its tax net operating losses relating to stock options exercised prior to the adoption of SFAS 123R, “Share Based Payment.” Pursuant to Footnote 82 of SFAS 123R, VeriSign recognizes financial statement benefit of these tax net operating losses when such losses reduce cash taxes paid.

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

Other Matters

As part of the restatement, the Company made other adjustments to previously issued financial statements back to 2002. These adjustments include corrections to revenue, expenses, other income and related income tax adjustments. The adjustments are in addition to the recognition of additional stock compensation expense resulting from the stock option investigation and are fully described in the following restated condensed consolidated balance sheet as of December 31, 2005 and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2005.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated balance sheet as of December 31, 2005:

	December 31, 2005
	As Previously Reported	Adjustments		As Restated (1)
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$476,826	—		$476,826
Short-term investments	378,006	—		378,006
Accounts receivable	271,883	7,883	(A)	279,766
Prepaid expenses and other current assets	80,079	(2,071	)(A)	78,008
Deferred tax assets	16,186	(279	)(D)	15,907
Current assets of discontinued operations	5,295	—		5,295

Total current assets	1,228,275	5,533		1,233,808

Property and equipment, net	553,036	5,236	(B)	558,272
Goodwill	1,071,910	(2,947	)(B)	1,068,963
Other intangible assets, net	225,302	—		225,302
Restricted cash and investments	50,972	—		50,972
Long-term note receivable	26,419	—		26,419
Other assets, net	16,985	—		16,985

Total long-term assets	1,944,624	2,289		1,946,913

Total assets	$3,172,899	7,822		$3,180,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$555,458	12,390	(C)	$567,848
Accrued restructuring costs	7,440	—		7,440
Deferred revenue	368,413	3,153	(A)	371,566
Current liabilities of discontinued operations	6,822	—		6,822

Total current liabilities	938,133	15,543		953,676

Long-term deferred revenue	127,175	—		127,175
Long-term accrued restructuring costs	10,876	—		10,876
Other long-term liabilities	4,995	—		4,995
Deferred tax liabilities	18,560	512	(C)	19,072

Total long-term liabilities	161,606	512		162,118

Total liabilities	1,099,739	16,055		1,115,794

Commitments and contingencies
Minority interest in subsidiaries	41,485	—		41,485
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	246	—		246
Additional paid-in capital	23,205,261	163,199	(D)	23,368,460
Unearned compensation	(13,911)	(10,288	)(D)	(24,199)
Accumulated deficit	(21,147,368)	(161,144	)(D)(E)	(21,308,512)
Accumulated other comprehensive loss	(12,553)	—		(12,553)

Total stockholders’ equity	2,031,675	(8,233)		2,023,442

Total liabilities and stockholders’ equity	$3,172,899	7,822		$3,180,721

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(A)	Adjustment to accounts receivable due to the error related to not properly accounting for insurance revenues after Jamba! was acquired. Adjustment to prepaid and other assets was due to the error related to not accounting for software maintenance contracts correctly.
(B)	The increase in fixed assets was due to the error in proper accounting treatment for software maintenance contracts. The decrease in goodwill was a result from the understatement of deferred compensation for a 2005 acquisition.
(C)	Accounts payable and accrued liabilities increased primarily due to the restatement entries impact from a decrease in income taxes payable which was offset by an increase related to additional liabilities related to the correction of the error with the software maintenance contracts.
(D)	The increase additional paid-in-capital was due to the impact of prior period changes to stock-based compensation expenses. The increase to accumulated deficit was primarily due to the impact of prior period changes to stock-based compensation expenses.
(E)	Includes prior year’s income statement impact of other matters and stock-based compensation.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statements of income:

	Three Months Ended				Nine Months Ended
	September 30, 2005				September 30, 2005
	As Previously Reported	Adjustments		As Restated (1)	As Previously Reported	Adjustments		As Restated (1)
	(In thousands, except per share and per share amounts)
Revenues	$399,705	$1,408	(A)	$401,113	$1,217,380	$6,066	(A)	$1,223,446

Costs and expenses:
Cost of revenues	126,997	(139	)(B)	126,858	383,617	37	(B)	383,654
Sales and marketing	113,960	(627	)(B)	113,333	377,344	(1,344	)(B)	376,000
Research and development	25,044	(178	)(B)	24,866	70,075	(233	)(B)	69,842
General and administrative	49,642	(10,116	)(B)	39,526	141,416	(16,160	)(B)	125,256
Restructuring, impairments, and other charges (reversals), net	537	—		537	(1,471)	(2,350	)(B)	(3,821)
Amortization of other intangible assets	26,235	—		26,235	73,896	—		73,896
Impairment of other intangible assets	—	—		—	—	—		—
Acquired in-process research and development	1,800	—		1,800	6,100			6,100

Total costs and expenses	344,215	(11,060)		333,155	1,050,977	(20,050)		1,030,927

Operating income	55,490	12,468		67,958	166,403	26,116		192,519
Non-operating income:
Minority interest	(1,221)	—		(1,221)	(3,397)	—		(3,397)
Other income, net	14,419	(29	)(C)	14,390	43,780	(495	)(C)	43,285

Income from continuing operations before income taxes	68,688	12,439		81,127	206,786	25,621		232,407
Income tax expense	28,993	219		29,212	84,985	5,707		90,692

Net income from continuing operations	39,695	12,220		51,915	121,801	19,914		141,715
Net income from discontinued operations	4,879	55	(D)	4,934	13,243	100	(D)	13,343

Net income	$44,574	$12,275		$56,849	$135,044	$20,014		$155,058

Basic net income per share from:
Continuing operations	$0.15			$0.20	$0.47			$0.55
Discontinued operations	0.02			0.02	0.05			0.05

Net income	$0.17			$0.22	$0.52			$0.60

Diluted net income per share from:
Continuing operations	$0.15			$0.20	$0.46			$0.53
Discontinued operations	0.02			0.01	0.05			0.05

Net income	$0.17			$0.21	$0.51			$0.58

Shares used in per share computation:
Basic	260,288			260,369	259,254			259,259

Diluted	266,201			266,079	267,045			266,107

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(A)	To properly record $3.8 million in insurance revenues that was incorrectly recorded in the fourth quarter of 2005. Recognition of previously unrecognized revenue related to our Jamba business in EMEA.
(B)	A reversal of $2.3 million to restructuring expense was recorded in 2005 to correct a charge that should have been recorded in 2003. The charge was properly recorded in 2003. A net reversal of approximately $6.9 million in stock-based compensation expense as a result of the restatement. Additional expenses include deferred stock-based compensation for the understatement of expense relating to assumed options from the LightSurf acquisition and additional expenses to correct an accounting error related to software maintenance amortization which were partially offset with a benefit for payroll taxes as a result of the restatement.
(C)	Primarily due to a foreign exchange loss that resulted from revenue adjustments to our Jamba business in EMEA.
(D)	Additional stock-based compensation expense related to our stock option investigation allocated to discontinued operations and change in the effective tax rate.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statement of cash flows:

	Nine Months Ended
	September 30, 2005
	As Previously Reported	Adjustments	As Restated (1)
	(In thousands)
Cash flows from operating activities:
Net income	$135,044	$20,014	$155,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	64,930	—	64,930
Amortization of other intangible assets	73,896	—	73,896
Acquired in-process research and development	6,100	—	6,100
Provision for doubtful accounts	1,249	—	1,249
Stock-based compensation and other	—	(19,018)	(19,018)
Non-cash restructuring, impairments and other charges (reversals)	146	(2,350)	(2,204)
Net gain on sale and impairment of investments	(8,265)	—	(8,265)
Minority interest in net income of subsidiary	3,397	—	3,397
Tax benefit associated with stock options	19,538	—	19,538
Deferred income taxes	(8,610)	91	(8,519)
Amortization of unearned compensation	4,344	—	4,344
Loss on disposal of property and equipment	186	—	186
Changes in operating assets and liabilities:
Accounts receivable	(63,048)	(6,750)	(69,798)
Prepaid expenses and other current assets	(35,546)	1,209	(34,337)
Accounts payable and accrued liabilities	72,271	11,852	84,123
Deferred revenue	73,873	1,370	75,243

Net cash provided by operating activities	339,505	6,418	345,923

Cash flows from investing activities:
Purchases of investments	(256,967)	—	(256,967)
Proceeds from maturities and sales of investments	231,136	—	231,136
Purchases of property and equipment	(73,255)	(6,418)	(79,673)
Cash paid in business combinations, net of cash acquired	(66,653)	—	(66,653)
Net proceeds received on long-term note receivable and investment	16,609	—	16,609
Other assets	(5,381)	(302)	(5,683)

Net cash used in investing activities	(154,511)	(6,720)	(161,231)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	56,644	—	56,644
Repurchase of common stock	(257,121)	302	(256,819)
Proceeds from sale of stock from consolidated subsidiary	605	—	605
Repayment of long-term liabilities	(1,650)	—	(1,650)

Net cash used in financing activities	(201,522)	302	(201,220)

Effect of exchange rate changes on cash and cash equivalents	(4,169)	—	(4,169)

Net decrease in cash and cash equivalents	(20,697)	—	(20,697)
Cash and cash equivalents at beginning of period	330,641	—	330,641

Cash and cash equivalents at end of period	309,944	—	309,944
Cash and cash equivalents of discontinued operations	(2,491)	—	(2,491)

	$307,453	—	$307,453

Cash flows from discontinued operations:
Net cash provided by operating activities	$17,181	—	$17,181

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2006, a total of 58,918,293 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

On May 26, 2006, the stockholders of VeriSign approved the 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan replaces VeriSign’s 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee of the Board of Directors which may delegate to a committee of one or more members of VeriSign’s Board of Directors or VeriSign officers the ability to grant awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All options have a term of not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. A restricted stock unit is an award covering a number of shares of VeriSign common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units will generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over 4 years. The Compensation Committee of the Board of Directors, however, may authorize grants with a different vesting schedule in the future. 27,000,000 shares were authorized and reserved for issuance under the 2006 Plan.

The 2001 Stock Incentive Plan (“2001 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 2001 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 2001 Plan authorized the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of September 30, 2006, no restricted stock awards have been made under the 2001 Plan. Options were granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. All options were granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. No further options can be granted under the 2001 Plan.

The 1998 Equity Incentive Plan (“1998 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 1998 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 1998 Plan authorized the award of options, restricted stock awards, restricted

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The 1998 Directors Plan (“Directors Plan”) was terminated upon of the approval of the 2006 Plan. Options to purchase common stock granted under the Directors Plan remain outstanding and subject to the vesting and exercise terms of the original grant. Members of the Board who were not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, were eligible to participate in the Directors Plan. The option grants under the Directors Plan were automatic and non-discretionary, and the exercise price of the options was 100% of the fair market value of the common stock on the date of the grant. Each eligible director was initially granted an option to purchase 25,000 shares on the date he or she first became a director (“Initial Grant”). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director was automatically granted an additional option to purchase 12,500 shares of common stock if the director had served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign.

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

1998 Employee Stock Purchase Plan

As of September 30, 2006, VeriSign has reserved 17,589,449 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31.

As of January 2007, the Company suspended the purchase of shares under its Purchase Plan because it was not current in its financial reporting under applicable regulations of the SEC. The Company refunded payroll

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

withholdings from employees in February 2007 for the offering period ended January 31, 2007. As of the date of this report, no further payroll withholdings were made in 2007.

Stock-based Compensation

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands, except per share data)
Stock-based compensation:
Cost of revenue	$2,911	$34	$10,221	$504
Sales and marketing	4,001	(443)	11,184	(411)
Research and development	2,495	(2)	7,337	437
General and administrative	6,481	(10,628)	18,978	(15,911)

Total stock-based compensation	15,888	(11,039)	47,720	(15,381)
Tax benefit (expense) associated with stock-based compensation expense	4,369	(4,173)	11,882	(5,599)

Net effect of stock-based compensation expense on net income	$11,519	$(6,866)	$35,838	$(9,782)

Net effect of stock-based compensation expense on net income per share:
Basic	$0.05	$(0.03)	$0.15	$(0.04)

Diluted	$0.05	$(0.03)	$0.15	$(0.04)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

On August 9, 2006, the Company suspended stock option exercises (the “Restriction”) because it was unable to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Under various stock option plans, option holders must exercise their vested stock options within a certain time period following termination of employment (typically, thirty (30), sixty (60) or ninety (90) days, depending on the plan). Due to the Restriction, certain terminated employees have been unable to exercise their stock options prior to the expiration of this time period following termination of employment. As a result, VeriSign’s Board of Directors approved the following: (i) if the period to exercise the participant’s stock options upon termination of employment has expired prior to the expiration of the Restriction, then such participant’s period to exercise his/her stock options upon termination of employment as set forth in the applicable plan is extended by an additional forty five (45) days after the date the Restriction expires; and (ii) if the period remaining to exercise the participant’s stock options is less than forty five (45) days after the Restriction expires, then such participant’s period to exercise his/her stock options upon termination of employment as set forth in the applicable plan is extended by an additional forty five (45) days minus the days remaining to exercise his/her stock options after the date the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restriction expires. During the third quarter of 2006, VeriSign recognized $2.2 million of stock-based compensation expense in connection with this extension of time for option exercise in accordance with SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on January 1, 2006 VeriSign reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.

As of September 30, 2006, total unrecognized compensation cost related to unvested stock options and restricted stock awards was $103.1 million and $35.3 million, respectively, and is expected to be recognized over a weighted-average period of 2.9 years and 3.6 years respectively. Stock-based compensation cost capitalized as part of property and equipment was $0.4 million and $1.2 million for the three and nine months ended September 30, 2006, respectively.

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and Purchase Plan options. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.

The following table sets forth the weighted–average assumptions used to estimate the fair value of the stock options and Purchase Plan options for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options:
Volatility	41%	53%	39%	57%
Risk-free interest rate	4.86%	3.98%	4.83%	3.91%
Expected term	3.7 years	3.1 years	3.4 years	3.1 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	32%	54%	33%	55%
Risk-free interest rate	5.21%	2.68%	5.09%	2.51%
Expected term	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero	zero

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

General Option Information

The following table summarizes stock option activity for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004:

	Nine Months Ended September 30, 2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	35,638,232	$31.51	32,878,169	$33.74	31,999,664	$36.87
Assumed in business combinations	797,306	1.48	1,645,508	3.71	687,659	4.79
Granted	6,855,037	20.23	10,053,156	25.95	9,156,123	20.20
Exercised	(2,466,900)	12.40	(5,343,504)	11.48	(4,391,205)	11.04
Forfeited	(3,333,169)	44.76	(2,919,635)	35.84	(3,971,347)	46.19
Expired	(1,731,735)	35.19	(675,462)	126.32	(602,725)	44.62

Outstanding at end of period	35,758,771	28.59	35,638,232	31.51	32,878,169	33.74

Exercisable at end of period	23,447,133	33.94	26,404,992	41.36	17,085,569	48.19

Weighted-average fair value of options granted during the period		$6.80		$10.80		$11.91
Total intrinsic value of options exercised during the period (in thousands)		$26,197		$78,731		$49,580

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.09–$ 9.99	1,935,603	4.12 years	$3.95	1,220,519	$4.73
$ 10.00–$ 13.78	3,057,561	3.19 years	11.75	2,480,052	11.48
$ 13.79	2,260,901	2.42 years	13.79	2,061,601	13.79
$ 13.80–$ 19.99	8,956,905	4.58 years	17.46	2,684,167	17.04
$ 20.00–$ 24.99	5,931,093	4.55 years	22.77	1,403,265	22.62
$ 25.00–$ 29.99	7,865,547	4.19 years	26.72	7,846,368	26.72
$ 30.00–$ 39.99	1,959,936	3.50 years	33.91	1,959,936	33.91
$ 40.00–$ 59.99	1,537,159	4.34 years	54.67	1,537,159	54.67
$ 60.00–$ 99.99	734,502	1.03 years	81.38	734,502	81.38
$100.00–$253.00	1,519,564	0.81 years	155.03	1,519,564	155.03

	35,758,771	3.91 years	28.59	23,447,133	33.94

Intrinsic value is calculated as the difference between the market value as of September 29, 2006 and the exercise price of the stock options. The closing price of VeriSign’s stock was $20.20 on September 29, 2006, as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of stock options outstanding and stock options exercisable with an exercise price below $20.20 as of September 30, 2006 was $96.3 million and $62.2 million, respectively. The weighted-average remaining contractual life for stock options exercisable at September 30, 2006 was 3.38 years.

The following table summarizes unvested restricted stock award activity for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004:

	Nine Months Ended September 30, 2006		2005		2004
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	322,433	$27.97	275,000	$22.20	150,000	$12.88
Granted	1,724,807	18.44	222,683	25.26	125,000	33.38
Released	(15,198)	28.55	(166,250)	14.88	—	—
Forfeited	(59,597)	22.03	(9,000)	26.40	—	—

	1,972,445	19.81	322,433	27.97	275,000	22.20

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 4. Business Combinations

GeoTrust

On September 1, 2006, VeriSign completed its acquisition of GeoTrust, Inc. (“GeoTrust”), a Needham, Massachusetts based supplier of SSL and other solutions to secure e-business transactions. VeriSign’s purchase price of $127.4 million consisted of approximately $125.3 million in cash consideration and $2.1 million in direct transaction costs. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. GeoTrust’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of GeoTrust, VeriSign recorded goodwill of $100.1 million and other intangible assets of $29.5 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to better serve the reseller channel with technologies and services that are specifically tailored to individual needs. None of the goodwill for GeoTrust is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of GeoTrust is 5.4 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process research and development acquired in the GeoTrust acquisition consisted primarily of research and development efforts required to develop the acquired in-process technology.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of GeoTrust was as follows:

	September 1, 2006	Weighted Average Amortization Period
	(In thousands)	(Years)
Current assets	$7,819	—
Long-term assets	24,635	—
Goodwill	100,081	—
Customer relationships	12,450	6
Existing technology	6,940	5
Non-compete agreement	3,100	3
In-process research and development	1,200	—
Trade name	5,800	6

Total assets acquired	162,025

Liabilities assumed	(34,602)

Net assets acquired	$127,423

m-Qube

On May 1, 2006, VeriSign completed its acquisition of m-Qube, Inc. (“m-Qube”), a Watertown, Massachusetts based privately held mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services. VeriSign’s purchase price of $269.2 million for all of the outstanding capital stock and vested options of m-Qube consisted of approximately $266.0 million in cash consideration and $2.4 million in direct transaction costs. VeriSign also assumed $0.8 million of unvested stock options of m-Qube. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. m-Qube’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of m-Qube, VeriSign recorded goodwill of $160.0 million and other intangible assets of $98.2 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to provide an end-to-end technology platform, carrier relationships and value-added services to consumer facing companies and their service providers to use wireless broadband as a content delivery, marketing and communications channel. None of the goodwill for m-Qube is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of m-Qube is 5.3 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Company’s results from continuing operations for all periods presented and have instead been presented as discontinued operations.

In connection with the sale of the payment gateway business, the Company entered into a Transitional Service Agreement (“TSA”) with PayPal to provide certain transitional network and customer support services. The related fees are recorded as a direct reduction to the respective costs and expenses included in discontinued operations. The expected cash flows under the TSA do not represent a significant continuation of the direct cash flows of the disposed payment gateway business. In April 2006, PayPal elected to terminate the customer support services provided by VeriSign under the TSA. In September 2006, PayPal elected to terminate the billing services, production services and other transitional services provided under the TSA.

The following table represents revenues from the disposed payment gateway business and the components of earnings from discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Revenues (A)	$(120)	$15,061	$(89)	$43,207

Income from disposed payment gateway business (B)	167	7,381	1,067	19,960
Income tax expense	—	(2,447)	—	(6,617)

Net income from discontinued operations, net of tax	$167	$4,934	$1,067	$13,343

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(A)	Revenues for the three and nine months ended September 30, 2006 is negative as a result of net returns for the periods.
(B)	Fees paid by PayPal for certain transitional network and other services provided by VeriSign are recorded as an offset to the respective costs and expenses for the three and nine months ended September 30, 2006.

The following table presents the carrying amounts of major classes of assets and liabilities relating to the payment gateway business at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Assets:
Cash and cash equivalents	$4,997	$1,834
Accounts receivable, net	692	1,931
Prepaid expenses and other current assets	—	1,530

Total current assets of discontinued operations	$5,689	$5,295

Liabilities:
Accounts payable and accrued liabilities	$4,997	$6,822

Total current liabilities of discontinued operations	$4,997	$6,822

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Restructuring, Impairments, and Other (Reversals) Charges, net

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

To date, VeriSign has recorded $161.1 million in restructuring, impairment and other charges (reversals), net under its 2003 and 2002 restructuring plans.

Consolidated net restructuring, impairment, and other charges (reversals) associated with the 2002 and 2003 restructuring plans for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Workforce reduction	$—	$—	$(107)	$(1)
Excess facilities	(84)	537	(6,108)	(3,770)
Exit costs	—	—	(13)	(23)

Subtotal	(84)	537	(6,228)	(3,794)
Impairment and other charges (reversals)	—	—	1,949	(27)

Net restructuring, impairment, and other (reversals) charges	$(84)	$537	$(4,279)	$(3,821)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2006, VeriSign recorded a net reversal of approximately $4.3 million primarily due to an early termination of an existing facility in which VeriSign had previously estimated a significant vacancy period in its projection of sublease income. During the nine months ended September 30, 2005, VeriSign recorded a net reversal of $3.8 million related to excess facilities, primarily in connection with a decision to utilize and build a facility that VeriSign had treated as abandoned and for which it had previously recorded a restructuring charge.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2006, the accrued restructuring costs associated with the 2003 and 2002 restructuring plans were $6.3 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2005	Reversals and Adjustments to Restructuring Charges	Non-Cash Additions to the Accrual	Cash Payments	Accrued Restructuring Costs at September 30, 2006
	As Restated (1)
		(In thousands)
Workforce reduction	$107	$(107)	$—	$—	$—
Excess facilities	18,054	(6,108)	19	(5,832)	6,133
Exit costs	134	(13)	26		147

Subtotal	18,295	(6,228)	45	(5,832)	6,280
Other charges (reversals)	21	(1)	—	(20)	—

Total accrued restructuring costs	$18,316	$(6,229)	$45	$(5,852)	$6,280

Included in current portion of accrued restructuring costs	$7,440				$4,529

Included in long-term portion of accrued restructuring costs	$10,876				$1,751

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Cash payments totaling approximately $6.2 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through 2008. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2006 (remaining 3 months)	$1,589	$(11)	$1,578
2007	3,658	(39)	3,619
2008	936	—	936

	$6,183	$(50)	$6,133

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the nine months ended September 30, 2006:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
Balance at December 31, 2005	$304,060	$764,903	$1,068,963
CallVision acquisition	—	18,015	18,015
3united acquisition	—	48,316	48,316
Kontiki acquisition	—	23,558	23,558
m-Qube acquisition	—	159,978	159,978
GeoTrust acquisition	100,081	—	100,081
Other acquisitions and adjustments	22,821	191	23,012

Balance at September 30, 2006	$426,962	$1,014,961	$1,441,923

Goodwill related to other acquisitions and adjustments was primarily due to $18.9 million related to two acquisitions that occurred in the nine months ended September 30, 2006. The two acquisitions were not material on an individual basis or in the aggregate. The additional $4.1 million in adjustments was related to acquisitions that occurred in 2005. These adjustments are primarily a result of income tax adjustments, adjustments for vested stock options, other additions or reductions that were determined after the initial purchase, and foreign exchange fluctuations.

Purchased goodwill is not amortized but is subject to testing for impairments on at least an annual basis. VeriSign performed its most recent annual impairment test as of June 30, 2006. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There was no impairment charges to goodwill from the annual impairment tests conducted as of June 30, 2006 or 2005.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

VeriSign’s other intangible assets are comprised of:

	As of September 30, 2006
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$451,995	$(332,933)	$119,062
Technology in place	236,886	(130,530)	106,356
Carrier relationships	64,000	(12,894)	51,106
Non-compete agreement	26,699	(10,494)	16,205
Trade name	33,961	(9,309)	24,652
Other	9,950	(1,472)	8,478

Total other intangible assets	$823,491	$(497,632)	$325,859

	As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	As Restated (1)
	(In thousands)
Customer relationships	$421,707	$(293,312)	$128,395
Technology in place	166,355	(114,650)	51,705
Carrier relationships	27,700	(7,271)	20,429
Non-compete agreement	20,828	(12,679)	8,149
Trade name	19,870	(4,856)	15,014
Other	1,950	(340)	1,610

Total other intangible assets	$658,410	$(433,108)	$225,302

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Fully amortized other intangible assets are not included in the above tables. For the three months ended September 30, 2006 and 2005, amortization of other intangible assets was $31.0 million and $26.2 million, respectively. Amortization of other intangible assets was $90.8 million and $73.9 million for the nine months ended September 30, 2006 and 2005, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Impairment of other intangible assets

During the nine months ended September 30, 2006, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

Estimated future amortization expense related to other intangible assets at September 30, 2006 is as follows:

(In thousands)
2006 (remaining 3 months)	$31,211
2007	115,589
2008	55,469
2009	47,303
2010	35,366
2011	20,745
Thereafter	20,176

$325,859

Note 8. Other Balance Sheet Items

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Prepaid expenses	$87,485	$55,836
Other current assets	62,310	22,172
Securities litigation receivable (2)	80,000	—

Prepaid expenses and other current assets	$229,795	$78,008

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	A corresponding amount of $80.0 million is also included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets, as of June 30, 2006. VeriSign recorded the $80.0 million receivable from the insurers related to reimbursement for the settlement of the Securities Litigation and Derivative Litigation. Under terms of the settlement, the Company and its directors and officers will pay $80.0 in settlement of the lawsuits.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and equipment, net

Property and equipment, net consist of the following:

	September 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Land	$222,661	$222,516
Buildings	88,595	74,467
Computer equipment and purchased software	664,046	573,536
Office equipment, furniture and fixtures	28,651	26,831
Leasehold improvements	84,957	84,468

	1,088,910	981,818
Less accumulated depreciation and amortization	(497,284)	(423,546)

Property and equipment, net	$591,626	$558,272

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Accounts payable	$29,061	$68,293
Employee compensation	84,155	89,871
Customer deposits	72,185	27,822
Taxes payable and other tax liabilities	247,548	229,770
Other accrued liabilities	178,087	152,092
Securities litigation payable (2)	80,000	—

	$691,036	$567,848

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	A corresponding amount of $80.0 million is also included in other current assets in the accompanying Condensed Consolidated Balance Sheets, as of June 30, 2006. VeriSign recorded the $80.0 million payable to account for the settlement of the Securities Litigation and Derivative Litigation. Under terms of the settlement, the Company and its directors and officers will pay $80.0 in settlement of the lawsuits, and will be reimbursed by its insurers.

Note 9. Restricted Cash and Investments

As of September 30, 2006 and December 31, 2005, restricted cash and investments included $45.0 million of cash related to a trust established during 2004 for VeriSign’s director and officer liability self-insurance coverage. Additionally, as of September 30, 2006 and December 31, 2005, VeriSign has pledged approximately $4.0 million and $6.0 million, respectively, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Comprehensive Income

Comprehensive income consists of net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Net income	$15,274	$56,849	$408,547	$155,058
Change in unrealized loss on investments, net of tax	1,909	(2,223)	2,566	(3,102)
Foreign currency translation adjustments	(581)	(1,567)	1,608	(3,257)

Comprehensive income	$16,602	$53,059	$412,721	$148,699

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 11. Credit Facility

On June 7, 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. As of September 30, 2006, $199.0 million was borrowed under the Facility.

Loans bear interest at a rate per annum equal to, at the election of VeriSign, the Adjusted LIBOR Rate, plus a margin of between 0.50% and 1.025%, depending on VeriSign’s ratio of funded indebtedness to EBITDA as calculated pursuant to the Credit Agreement (the “Leverage Ratio”), or the higher of the prime rate, as announced from time to time by Bank of America, N.A., and the Federal Funds rate plus 0.50%. If the Company elects the Adjusted LIBOR Rate, interest is payable at maturity. If the Company elects the higher of the prime rate and the Federal Funds rate plus 0.50%, interest is paid quarterly. In addition, VeriSign is required to pay the lenders under the Credit Agreement a commitment fee at a rate per annum of between 0.125% and 0.225%, depending on the Leverage Ratio, payable quarterly in arrears. The interest rate at September 30, 2006 was 5.96%.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of the date of the filing of this report, VeriSign is not in compliance with certain covenants.

Note 12. Calculation of Net Income Per Share

Basic net income per share is computed by dividing net income (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to dilutive common equivalent shares, including unvested stock options, employee stock purchases, unvested restricted stock awards, and warrants using the treasury stock method.

The following table represents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands, except per share data)
Net income:
Net income from continuing operations	$15,107	$51,915	$407,480	$141,715
Net income from discontinued operations, net of taxes	167	4,934	1,067	13,343

Net income	$15,274	$56,849	$408,547	$155,058

Weighted-average shares:
Weighted-average common shares outstanding	243,536	260,369	244,620	259,259
Weighted-average potential common shares outstanding:
Stock options	1,965	5,570	2,241	6,641
Unvested restricted stock awards	79	55	47	89
Other	77	85	97	118

Shares used to compute diluted net income per share	245,657	266,079	247,005	266,107

Net income per share:
Basic:
Net income from continuing operations	$0.06	$0.20	$1.67	$0.55
Net income from discontinued operations	—	0.02	—	0.05

	$0.06	$0.22	$1.67	$0.60

Diluted:
Net income from continuing operations	$0.06	$0.20	$1.65	$0.53
Net income from discontinued operations	—	0.01	—	0.05

	$0.06	$0.21	$1.65	$0.58

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period. The following table sets forth the weighted-average potential common shares that were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands, except per share data)
Weighted-average stock options outstanding	27,168	15,967	25,468	10,065
Weighted-average exercise price	$34.47	$51.91	$37.09	$70.06

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 13. Commitments and Contingencies

Legal proceedings

VeriSign is engaged in complaints, lawsuits and investigations arising in the ordinary course of business. VeriSign believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on VeriSign’s condensed consolidated financial position and results of operations.

Indemnification

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. To date, VeriSign has not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at September 30, 2006 or December 31, 2005.

At the Company’s discretion and in the ordinary course of business, VeriSign subcontracts the performance of certain services. VeriSign enters into indemnification agreements that indemnify customers against damage caused by VeriSign’s employees and subcontractors. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. The Company maintains insurance policies that may enable VeriSign to recover a portion of any such claim. VeriSign has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at September 30, 2006 or December 31, 2005.

Note 14. Segment Information

Description of segments

VeriSign operates its business in two reportable segments: the Internet Services Group and the Communications Services Group.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects the results of VeriSign’s reportable segments:

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended September 30, 2006:
Revenues	$194,693	$204,820	$—	$399,513
Cost of revenues	41,363	91,322	11,795	144,480

Gross margin	$153,330	$113,498	$(11,795)	$255,033

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
	(In thousands)
Three months ended September 30, 2005:
Revenues	$161,848	$239,265	$—	$401,113
Cost of revenues	32,156	85,319	9,383	126,858

Gross margin	$129,692	$153,946	$(9,383)	$274,255

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Nine months ended September 30, 2006:
Revenues	$554,685	$608,336	$—	$1,163,021
Cost of revenues	118,405	277,343	34,915	430,663

Gross margin	$436,280	$330,993	$(34,915)	$732,358

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
	(In thousands)
Nine months ended September 30, 2005:
Revenues	$460,950	$762,496	$—	$1,223,446
Cost of revenues	96,870	260,095	26,689	383,654

Gross margin	$364,080	$502,401	$(26,689)	$839,792

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographic information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Americas:
United States	$280,562	$265,709	$810,986	$749,128
Other (2)	11,109	5,029	29,979	15,075

Total Americas	291,671	270,738	840,965	764,203
EMEA(3)	76,863	105,166	234,710	389,434
APAC (4)	30,979	25,209	87,346	69,809

Total revenues	$399,513	$401,113	$1,163,021	$1,223,446

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	Canada and Latin America
(3)	Europe, the Middle East and Africa (“EMEA”)
(4)	Australia, Japan and Asia Pacific (“APAC”)

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

The following table shows a comparison of property and equipment, net of accumulated depreciation by geographic region for each period presented:

	September 30, 2006	December 31, 2005
		As Restated (1)
	(In thousands)
Americas:
United States	$562,094	$534,648
Other	1,705	670

Total Americas	563,799	535,318
EMEA	10,712	8,389
APAC	17,115	14,565

Property and equipment, net	$591,626	$558,272

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Income Taxes

For the three and nine months ended September 30, 2006, VeriSign recorded income tax expense of $14.4 million and income tax benefit of $302.1 million, respectively. For the three and nine months ended September 30, 2005, VeriSign recorded income tax expense of $29.2 million and $90.7 million, respectively.

In previous fiscal years, VeriSign provided a tax valuation allowance on its federal and state deferred tax assets based on the Company’s evaluation that realizability of such assets was not “more likely than not” as required by GAAP accounting standards. VeriSign continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. Such deferred tax assets consisted primarily of net operating loss carryforwards, temporary differences on tax-deductible goodwill and intangibles, and temporary differences on deferred revenue. In the quarter ended June 30, 2006, based on additional evidence regarding our past earnings, scheduling of deferred tax liabilities and projected future taxable income from operating activities, we determined that it is more likely than not that the deferred assets would be realized. Accordingly, we released our valuation allowance of $236.4 million from our deferred tax assets resulting in a credit to statement of operations.

The Company will continue to assess the future realization of net deferred tax assets and believe that it is more likely than not that forecasted income, tax effects of deferred tax liabilities and projected future taxable income from operating activities will be sufficient to support future realization of net deferred tax assets.

However, the Company will continue to apply a valuation allowance on certain tax assets which we did not believe are more likely than not that they would be realized. We continue to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards and to book write-downs of investments, due to the limited carryforward period and character of such tax attributes. The amount of this deferred tax asset which continues to be subject to a valuation allowance was $44.5 million as of June 30, 2006, the date on which the Company released its valuation allowance on federal and state deferred tax assets.

In the quarter ended June 30, 2006, VeriSign was granted relief from the IRS for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, the Company recorded an income tax benefit $113.4 million, increased its deferred tax asset for net operating losses from continuing operations $51.8 million, and reduced income taxes payable $61.6 million.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2001, VeriSign and the Board of Directors authorized the repurchase of up to $350 million of the Company’s common stock in open market, negotiated or block transactions. This stock repurchase program was completed in the third quarter of 2005. In 2005, the Board of Directors of VeriSign authorized a new stock repurchase program to repurchase up to $500 million of the Company’s common stock in open market, negotiated or block transactions. This stock repurchase was completed in the second quarter of 2006. On May 16, 2006, the Board of Directors of VeriSign authorized a new $1 billion stock repurchase program to purchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. As of September 30, 2006, the Company has approximately $984.6 million available under the 2006 stock repurchase program.

The following table sets forth the stock purchases made under the stock repurchase program during the three and nine months ended September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005
	(In thousands)
Three months ended:
Shares repurchased	7	8,579
Aggregate purchase price	$136	$214,387

Nine months ended:
Shares repurchased	6,423	10,132
Aggregate purchase price	$135,136	$256,819

During the nine months ended September 30, 2006, VeriSign settled its $250 million and $75 million Accelerated Share Repurchase (“ASR”) agreements. As a result of settling the respective ASR agreements, VeriSign received an additional 482,459 shares and 10,609 shares of its common stock.

During the nine months ended September 30, 2006, VeriSign entered into a new $60.0 million ASR agreement to purchase approximately 2.8 million shares of its common stock at a price per share of approximately $21.75. On July 25, 2006, VeriSign settled this ASR and received an additional 7,338 shares of its common stock.

Note 18. Other Income, Net

The following table presents the components of other income, net for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
	(In thousands)
Interest income	$6,090	$8,129	$20,488	$23,863
Interest expense	(2,477)	—	(4,303)	—
Net gain on sale of investments, net of impairments	14	8,219	21,260	8,265
Other, net	1,128	(1,958)	1,413	11,157

Total other income, net	$4,755	$14,390	$38,858	$43,285

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest income is derived principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived from borrowings under VeriSign’s credit facility as described in Note 11. Net gain on sale of investments for the nine months ended September 30, 2006 includes approximately $21.3 million of gain on sale of VeriSign’s remaining equity stake in Network Solutions. During the three and nine months ended September 30, 2005, VeriSign recognized a gain of $8.3 million on the sale of an equity investment that was previously impaired, a gain of $6.0 million of other income related to a litigation settlement with a telecommunications carrier and approximately $3.2 million of net foreign currency gains.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We are required to adopt FIN 48 in the first quarter of 2007. The differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. VeriSign has evaluated the effect of FIN 48, and believes that adoption of this accounting principle will result in a decrease to accumulated deficit of $38.6 million in the first quarter of 2007, an increase to noncurrent deferred tax assets of $28.7 million, and a decrease to income taxes payable of $9.9 million.

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). EITF 06-3 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. The guidance is effective for interim and annual periods beginning after December 15, 2006. VeriSign has evaluated the effect of EITF 06-3, and believe the impact will be immaterial on its financial position and results of operations.

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

On November 30, 2006, the Department of Commerce approved the new ..com agreement that extends VeriSign’s contract with the Internet Corporation for Assigned Names and Numbers (“ICANN”) to operate the .com registry through 2012, effective March 1, 2006.

On January 25, 2007, VeriSign announced a restructuring plan to replace its previous business unit structure with a functional organization consisting of a combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, disposals of property and equipment, and other charges. In the first quarter of 2007, VeriSign has recorded $26.9 million in restructuring charges under its 2007 restructuring plan.

On January 31, 2007, VeriSign finalized two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, and various subsidiaries of VeriSign and Fox, and entered into a formation agreement under which VeriSign contributed its Jamba “business to consumer” business and Fox contributed its Fox Mobile Entertainment assets to two joint ventures to provide mobile entertainment to consumers on a global basis. One of the joint ventures is based in the Netherlands, and the other is based in the United States. VeriSign and Fox entered into a joint venture agreement on January 31, 2007. Under the agreement, Fox (through a subsidiary) will own a 51% interest in the joint venture, Netherlands Mobile Holdings, C.V., and VeriSign (through a subsidiary) will own a 49% interest in the joint venture. The parties entered into a substantially similar joint venture agreement with respect to the U.S. based mobile entertainment business. Fox paid VeriSign approximately $192.4 million in cash for its contribution of the Jamba “business to consumer” and VeriSign paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 28, 2007, VeriSign repaid the then-outstanding balance under the Facility of $199 million. See Note 11 “Credit Facility” of our Notes to Consolidated Financial Statements for further information regarding the Facility disclosures.

In the first quarter of 2007, VeriSign decided to sell its wholly-owned Jamba Services GmbH subsidiary. In accordance with SFAS 144, the associated assets and liabilities of Jamba Services will be classified as held for sale and its operations reported as discontinued operations, beginning in the first quarter of 2007.

On May 27, 2007, Stratton D. Sclavos, the Company’s former President, Chief Executive Officer, Chairman of the Board of Directors and member of the Board of Directors of the Company resigned from his positions. Effective May 27, 2007, the Company’s Board of Directors appointed William A. Roper, Jr., to replace Mr. Sclavos as President and Chief Executive Officer, and elected Edward A. Mueller as Chairman of the Board of Directors.

On July 10, 2007, Ms. Dana L. Evan is our then-current Executive Vice President of Finance and Administration and Chief Financial Officer resigned from the Company.

On July 5, 2007 and July 12, 2007, the Board of Directors appointed Albert E. Clement as the Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively, of the Company.

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

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by VeriSign, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006 should not be relied upon and are superseded in their entirety by the information in the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the third quarter of 2006, the growth in the Internet Services Group was primarily due to an increase in domain name registrations and renewal rates, an increase in the sale of SSL certificates and a higher demand for our managed security services. The Internet Services Group recorded revenues of $194.7 million during the third quarter, a 20% growth from the same period last year.

Communications Services Group revenues for the period were $204.8 million, down 14% from the same period last year. The decline was primarily related to Content services which recorded revenue of $105.8 during the quarter, a 19% decline from the same period last year, primarily due to weaker demand for B-to-C mobile content from Europe. Communication and Commerce revenue was $36.4 million for the period, down 12% from the same period last year. The decline in Communication and Commerce revenues was primarily due to consolidation and pricing pressures in our domestic carrier base which have impacted our legacy business over the last 12 months.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 93% of the revenues during the third quarter of 2006 were derived from the sale of registry services, managed authentication and security services, and web certificates. In the Communications Services Group, approximately 78% of the revenues were derived from the sale of mobile and broadband content services, network connectivity services, intelligent database services and billing and payment services.

Acquisitions

On September 1, 2006, we completed our acquisition of GeoTrust, Inc. a Needham, Massachusetts-based supplier of SSL and other solutions to secure e-business transactions. The Company paid approximately $127.4 million consisting of approximately $125.3 in cash consideration and $2.1 million in direct transaction costs.

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

In addition to the above, we also acquired two other companies during the nine months ended September 30, 2006 for an aggregate purchase price of approximately $25.4 million. These acquisitions were not material on an individual basis or in the aggregate.

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

Stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $15.9 million and $47.8 million, respectively.

See Note 3 of our Notes to Condensed Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

Recent Accounting Pronouncements

In February 2007, the FASB issued Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating the effect of SFAS 159 and the impact it will have on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the effect of SFAS 157 and the impact it will have on our financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 108, (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in Staff Accounting Bulletin 99 on evaluating the materiality of misstatements. SAB 108 is effective for our fiscal 2006. We have evaluated the effect of SAB 108, and we believe its adoption will not have a material impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We are required to adopt FIN 48 in the first quarter of 2007. The differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We have evaluated the effect of FIN 48, and we believe that adoption of this accounting principle will result in a decrease to accumulated deficit in the first quarter of 2007 of $38.6 million, an increase to noncurrent deferred tax assets of $28.7 million, and a decrease to income taxes payable of $9.9 million.

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. The guidance is effective for interim and annual periods beginning after December 15, 2006. We have evaluated the effect of EITF 06-3, and we believe the impact will be immaterial on our financial position and results of operations.

Subsequent Events

On November 30, 2006, we completed acquisition of inCode Telecom Group, Inc. (“inCode”), a San Diego, California-based wireless and technology consulting company. VeriSign’s purchase price of $41.8 million consisted of approximately $40.2 million in cash consideration and $1.6 million in direct transaction costs. Immediately upon closing, VeriSign paid $21.7 million of inCode’s outstanding principal debt and assumed liabilities.

On November 30, 2006, the Department of Commerce approved the new com agreement that extends VeriSign’s contract with the Internet Corporation for Assigned Names and Numbers (“ICANN”) to operate the com registry through 2012, effective March 1, 2006.

On January 25, 2007, we announced a restructuring plan to replace our previous business unit structure with a functional organization consisting of a combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, disposals of property and equipment, and other charges. In the first quarter of 2007, we have recorded $26.9 million in restructuring charges under our 2007 restructuring plan.

On January 31, 2007, we finalized two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, and various subsidiaries of ours and Fox, entered into a formation agreement under which we contributed our Jamba “business to consumer” business and Fox contributed its Fox Mobile Entertainment assets to two joint ventures to provide mobile entertainment to consumers on a global basis. One of the joint ventures is based in the Netherlands, and the other is based in the United States. We and Fox entered into a joint venture agreement on January 31, 2007. Under the agreement, Fox (through a subsidiary) will own a 51% interest in the joint venture, Netherlands Mobile Holdings, C.V., and we (through a subsidiary) will own a 49% interest in the joint venture. The parties entered into a substantially similar joint venture agreement with respect to the U.S. based mobile entertainment business. Fox paid us approximately $192.4 million in cash for our contribution of the Jamba “business to consumer” and we paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets.

On February 28, 2007, VeriSign repaid the then-outstanding balance under the Facility of $199 million. See Note 10 “Credit Facility” of our Notes to Consolidated Financial Statements for further information regarding the Facility disclosures.

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

On July 5, 2007 and July 12, 2007 the Board of Directors appointed Albert E. Clement as the Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively of the Company.

As of the date of the filing of this report, we are not in compliance with certain covenants under our Credit Agreement related to the $500 million senior unsecured revolving credit facility (the “Facility”), described in Note 11 in our Notes to Condensed Consolidated Financial Statements that require us to deliver specified financial statements, compliance certificates and certain other documents to our Lenders. The required Lenders under the Facility have waived our compliance with these requirements through July 13, 2007.

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues for the three and nine months ended September 30, 2006 and 2005 is presented below.

	2006	2005	Change
		As Restated (1)
	(Dollars in thousands)
Three months ended:
Internet Services Group	$194,693	$161,848	20%
Communications Services Group	204,820	239,265	(14)%

Total revenues	$399,513	$401,113	—

Nine months ended:
Internet Services Group	$554,685	$460,950	20%
Communications Services Group	608,336	762,496	(20)%

Total revenues	$1,163,021	$1,223,446	(5)%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Internet Services Group

Internet Services Group revenues increased $32.9 million and $93.8 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods last year. Our information services revenue increased approximately $22.2 million and $62.4 million for the three and nine months ended September 30, 2006, primarily as a result of continued growth of the number of active domain names ending in .com and .net under management. Our Security services revenues increased $10.7 million and $31.4 million for the three and nine months ended September 30, 2006, as a result of increased managed security services revenues and as a result of a higher installed base of digital certificates.

The following table compares active domain names ending in .com and .net managed by our information services business and the approximate installed base of Web site digital certificates in our commerce site services business as of September 30, 2006 and 2005:

	September 30,		% Change
	2006	2005
Active domain names ending in .com and .net	61.4 million	46.7 million	31%
Installed base of Web site digital certificates	781,000	479,000	63%

The GeoTrust acquisition in September 2006 increased our installed base of digital certificates by an additional 245,000 units. Excluding the GeoTrust acquisition, the installed base of digital certificates increased by 12% year over year.

Communications Services Group

Communications Services Group revenues decreased approximately $34.4 million and $154.2 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods last year. Content services revenue, which includes our mobile messaging, broadband messaging and subscription services, decreased $25.3 million and $151.8, during the three and nine months ended September 30, 2006, respectively, as compared to the same periods last year, primarily due to a decline in our mobile and broadband subscription services. These declines were partially offset by increases in our mobile delivery and broadband content services and an increase in volume of short messaging and multimedia messaging services.

Communication and commerce services revenue, which include our intelligent database products, mobile wireless connection services, billing and payments services and clearing and settlement services, decreased $9.3 million for the three months ended September 30, 2006, but increased $3.5 million for the nine months ended September 30, 2006. The decrease for the three months ended September 30, was primarily due to the consolidation of certain clearing services customers, and reduced pricing on contracts and services and a decrease in transaction volumes.

The following table shows a comparison of the approximate number of quarterly database queries as of September 30, 2006 and 2005:

	September 30,		% Change
	2006	2005
Quarterly database queries	17.1 billion	14.4 billion	19%

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following tables show a comparison of our revenues by geographic region for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		% Change
	2006	2005
		As Restated (1)
	(Dollars in thousands)
Americas:
United States	$280,562	$265,709	6%
Other (2)	11,109	5,029	121%

Total Americas	291,671	270,738	8%
EMEA (3)	76,863	105,166	(27)%
APAC (4)	30,979	25,209	23%

Total revenues	$399,513	$401,113	—

	Nine Months Ended September 30,		% Change
	2006	2005
		As Restated (1)
	(Dollars in thousands)
Americas:
United States	$810,986	$749,128	8%
Other (2)	29,979	15,075	99%

Total Americas	840,965	764,203	10%
EMEA (3)	234,710	389,434	(40)%
APAC (4)	87,346	69,809	25%

Total revenues	$1,163,021	$1,223,446	(5)%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	Canada and Latin America
(3)	Europe, the Middle East and Africa (“EMEA”)
(4)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $20.9 million and $76.8 million in the Americas region in the three and nine months ended September 30, 2006, respectively, compared to the same periods last year, primarily due to increased information services and content services revenues in the United States. Revenues in the EMEA region decreased $28.3 million and $154.7 million in the respective periods primarily due to a decrease in revenues from our content services business. APAC revenues increased $5.8 million and $17.5 million during the three and nine months ended September 30, 2006, respectively, compared to the same periods last year, primarily due to increases in the sales of enterprise security services by VeriSign Japan together with the growth of our content services in the APAC region.

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

A comparison of cost of revenues for the three and nine months ended September 30, 2006 and 2005 is presented below:

	2006	2005	% Change
		As Restated (1)
	(Dollars in thousands)
Three months ended:
Cost of revenues	$144,480	$126,858	14%
Percentage of revenues	36%	32%
Employee headcount	2,017	1,693

Nine months ended:
Cost of revenues	$430,663	$383,654	12%
Percentage of revenues	37%	31%
Employee headcount	2,017	1,693

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Cost of revenues increased approximately $17.6 million and $47.0 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods last year. Salary and employee benefits increased $12.1 million and $39.8 million, for the three and nine months ended September 30, 2006, respectively, primarily as a result of an increase in headcount, primarily due to new business acquisitions, and an increase in stock-based compensation expense due to the adoption of SFAS 123R. Contract and professional services expenses increased $2.9 million and $14.8 million during the three and nine months ended September 30, 2006, respectively, primarily due to an increased use of outside services associated with new business acquisitions and internal projects. Equipment and software related expenses decreased $0.3 million and increased $2.4 million during the three and nine months ended September 30, 2006, respectively, mostly due to an increase in hardware maintenance costs and depreciation expense. The increase for the nine months ended September 30, 2006 was mostly offset by a decrease in direct cost of revenues of approximately $23.6 due to a decrease in our content services business revenues.

As a percentage of revenues, cost of revenues increased for the three and nine months ended September 30, 2006 compared to the same periods last year primarily as a result of increased expenses as a result of new business acquisitions, stock-based compensation expense and a decline in revenue from our content services business units.

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

A comparison of sales and marketing expenses for the three and nine months ended September 30, 2006 and 2005 is presented below:

	2006	2005	% Change
		As Restated (1)
	(Dollars in thousands)
Three months ended:
Sales and marketing	$95,164	$113,333	(16)%
Percentage of revenues	24%	28%
Employee headcount	944	810

Nine months ended:
Sales and marketing	$279,010	$376,000	(26)%
Percentage of revenues	24%	31%
Employee headcount	944	810

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expenses decreased approximately $18.2 million and $97.0 million for the three and nine months ended September 30, 2006, respectively, as compared to the same period last year. Advertising and marketing expenses decreased $34.2 million and $125.2 million, during the three and nine months ended September 30, 2006, respectively, primarily due to a reduction in spending in our content services business units. Salary and employee benefit costs increased $11.1 million and $20.1 million for the three and nine months ended September 30, 2006, respectively, primarily due an increase in headcount as a result of business acquisitions and increase in stock-based compensation expense due to the adoption of SFAS 123R.

As a percentage of revenues, sales and marketing expenses decreased for the three and nine months ended September 30, 2006 primarily due to the decreases in advertising for our content services, which were partially offset by additional headcount as a result of new business acquisitions and the increase in stock compensation expense.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses for the three and nine months ended September 30, 2006 and 2005 is presented below:

	2006	2005	% Change
		As Restated (1)
	(Dollars in thousands)
Three months ended:
Research and development	$33,188	$24,866	33%
Percentage of revenues	8%	6%
Employee headcount	966	661

Nine months ended:
Research and development	$92,509	$69,842	32%
Percentage of revenues	8%	6%
Employee headcount	966	661

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Research and development expenses increased approximately $8.3 million and $22.7 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods last year. Salary and employee benefit expenses increased $7.2 million and $20.5 million for the three and nine months ended September 30, 2006, respectively, primarily due to an increase in the number of employees as a result of business acquisitions and an increase in stock-based compensation expense due to the adoption of SFAS 123R. Contract and professional services expenses decreased by $1.9 million and $3.8 million for the three and nine months ended September 30, 2006, respectively, primarily due to a reduction in outside labor costs and an increase in capitalized labor.

As a percentage of revenues, research and development expenses increased for the three and nine months ended September 30, 2006 compared to the same periods last year primarily due to an increase in headcount as a result of acquisitions, an increase in stock-based compensation expense and a decline in overall revenue.

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

A comparison of general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 is presented below:

	2006	2005	% Change
		As Restated (1)
	(Dollars in thousands)
Three months ended:
General and administrative	$69,094	$39,526	75%
Percentage of revenues	17%	10%
Employee headcount	931	806

Nine months ended:
General and administrative	$188,990	$125,256	51%
Percentage of revenues	16%	10%
Employee headcount	931	806

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

General and administrative expenses increased approximately $29.6 million and $63.7 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods last year. Salary and employee benefit costs increased approximately $22.7 million and $47.8 million during the three and nine months ended September 30, 2006, respectively, due to an increase in headcount as a result of acquisitions and internal growth and an increase in stock-based compensation expense due to the adoption of SFAS 123R. Rent expense increased approximately $2.7 million and $8.5 million for the three and nine months ended September 30, 2006, primarily attributable to leases from new facilities related to our business acquisitions. Equipment and software related expenses decreased approximately $0.2 million and increased $2.3 million during the three and nine months ended September 30, 2006, respectively, primarily due to increased hardware maintenance costs and an increase in depreciation expense. During the second quarter, withholding and other non-income tax expenses decreased approximately $5.6 million due to the release of a tax reserve upon completion of a voluntary compliance initiative with the Internal Revenue Service for payments made to non-US vendors.

As a percentage of revenues, general and administrative expenses increased for the three and nine months ended September 30, 2006 compared to the same periods last year primarily due to the increase in headcount, stock-based compensation expenses and a decrease in overall revenue.

Restructuring, impairments, and other (reversals), net

2003 Restructuring Plan. In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units.

2002 Restructuring Plan. In April 2002, we initiated a plan to restructure its operations to rationalize, integrate and align resources.

Below is a comparison of the restructuring, impairments, and other reversals, net under both plans for the three and nine months ended September 30, 2006 and 2005:

	September 30,		% Change
	2006	2005
		As Restated (1)
	(Dollars in thousands)
Three months ended:
Restructuring, impairments, and other (reversals), net	$(84)	$537	(116)%

Nine months ended:
Restructuring, impairments, and other (reversals), net	$(4,279)	$(3,821)	(12)%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2006, we recorded a net reversal of approximately $6.2 million primarily due to an early termination of a lease for an existing facility in which we had previously estimated a significant vacancy period in its projection of sublease income. During the nine months ended September 30, 2005, we recorded a net reversal of $3.8 million related to excess facilities primarily in connection with a decision to utilize and build a facility that we had treated as abandoned and for which we had previously recorded a restructuring charge.

Amortization of other intangible assets

A comparison of amortization of other intangible assets for the three and nine months ended September 30, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Amortization of other intangible assets	$30,977	$26,235	18%
Percentage of revenues	8%	7%

Nine months ended:
Amortization of other intangible assets	$90,809	$73,896	23%
Percentage of revenues	8%	6%

Amortization of other intangible assets increased approximately $4.7 million and $16.9 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods last year primarily due to amortization related to intangible assets acquired from our business acquisitions over the past twelve months.

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

During the nine months ended September 30, 2006, we wrote-off approximately $2.0 million of intangible assets specifically related to abandoned technology acquired for a specific customer.

Acquired in-process research and development

During the three and nine months ended September 30, 2006, we wrote off $1.2 million and $16.7 million of in-process research and development (“IPR&D”), respectively. The IPR&D was primarily related to our acquisitions of m-Qube, Kontiki and GeoTrust. At the dates of the respective acquisitions, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the acquisition date. During the three and nine months ended September 30, 2005, we wrote-off approximately $1.8 million and $6.1 million of IPR&D in our acquisitions of LightSurf and iDefense.

Minority interest

Minority interest represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest for the three and nine months ended September 30, 2006 and 2005 is presented below:

	2006	2005	% Change
	(Dollars in thousands)
Three months ended:
Minority interest	$(719)	$(1,221)	(41)%

Nine months ended:
Minority interest	$(2,124)	$(3,397)	(37)%

Minority interest decreased during the three and nine months ended September 30, 2006, respectively, as compared to the same periods last year primarily from a decreased net income from our VeriSign Japan subsidiary for the respective periods.

Other income, net

Other income, net consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, gains and losses on the sale or impairment of equity investments.

A comparison of other income, net for the three and nine months ended September 30, 2006 and 2005 is presented below:

	September 30,		% Change
	2006	2005
		As Restated (1)
	(Dollars in thousands)
Three months ended:
Interest income	$6,090	$8,129	(25)%
Interest expense	(2,477)	—	—
Net gain on sale of investments, net of impairments	14	8,219	(100)%
Other, net	1,128	(1,958)	158%

Total other income, net	$4,755	$14,390	(67)%

Nine months ended:
Interest income	$20,488	$23,863	(14)%
Interest expense	(4,303)	—	—
Net gain on sale of investments, net of impairments	21,260	8,265	157%
Other, net	1,413	11,157	(87)%

Total other income, net	$38,858	$43,285	(10)%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Other income, net, decreased approximately $9.6 million and $4.4 million during the three months and nine months ended September 30, 2006, respectively, as compared to the same periods last year. Net gain on sale of investments increased approximately $13.1 million during the nine months ended September 30, 2006 primarily due to a gain on sale of our remaining equity stake in Network Solutions. Interest expense decreased approximately $2.5 million and $4.3 million for the three and nine months ended September 30, 2006, respectively, due to interest related to our borrowings under our credit facility as described in Note 11 of our condensed consolidated financial statements. Interest income decreased approximately $2.0 million and $3.4 million during the three and nine months ended September 30, 2006, respectively, primarily as a result of lower cash balances as compared to the same periods last year. During the nine months ended September 30, 2005, we recorded approximately $6.0 million of other income related to a litigation settlement with a telecommunications carrier and approximately $3.9 million of net foreign currency gains.

Income tax expense

For the three and nine months ended September 30, 2006, we recorded income tax expense of $14.4 million and income tax benefit of $302.1 million, respectively. For the three and nine months ended September 30, 2005, we recorded income tax expense of $29.2 million and $90.7 million, respectively. Excluding the two non-recurring events explained below and other immaterial non-recurring events that occurred in this quarter, the decrease in the tax expense is attributed primarily to decreased taxable income.

In previous fiscal years, the Company provided a tax valuation allowance on its federal and state deferred tax assets based on the Company’s evaluation that realizability of such assets was not “more likely than not.” The Company continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. Such deferred tax assets consisted primarily of net operating loss carryforwards, temporary differences on tax-deductible goodwill and intangibles, and temporary differences on deferred revenue. In the quarter ended June 30, 2006, based on additional evidence regarding our past earnings, scheduling of deferred tax liabilities and projected future taxable income from operating activities, we determined that it is more likely than not that the deferred assets would be realized. Accordingly, we released our valuation allowance of $236.4 million from our deferred tax assets resulting in a credit to statement of income.

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

In the quarter ended June 30, 2006, the Company was granted relief from the IRS for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, the Company benefited income tax expense $113.4 million, increased its deferred tax asset for net operating losses from continuing operations $51.8 million, and reduced income taxes payable $61.6 million.

Liquidity and Capital Resources

	September 30, 2006	December 31, 2005	% Change
	(Dollars in thousands)
Cash and cash equivalents	$439,250	$476,826	(8)%
Short-term investments	220,564	378,006	(42)%

Subtotal	659,814	854,832	(23)%
Restricted cash and investments	48,962	50,972	(4)%

Total	$708,776	$905,804	(22)%

At September 30, 2006, our principal source of liquidity was $659.8 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Net cash provided by operating activities

Net cash provided by operating activities of approximately $331.1 million for the nine months ended September 30, 2006 consisted of net income of $408.5 million less non-cash items totaling $86.2 million, which included depreciation of property and equipment of approximately $78.3 million, amortization of other intangible assets of approximately $90.8 million, acquired in-process research and development charges of approximately $16.7 million, stock-based compensation and other of $49.0 million, mostly offset by a gain on sale of investments of approximately $21.3 million, deferred income taxes of approximately $299.1 million. Changes in operating assets and liabilities reduced operating cash flow by $8.7 million.

Net cash used in investing activities

Net cash used in investing activities of approximately $477.8 million for the nine months ended September 30, 2006 was primarily attributed to net cash paid in business combinations of $543.8 million, purchases of property and equipment of $139.0 million, partially offset by net proceeds from the sales of investments of $157.2 million and payment received on the Network Solutions note receivable and investment of $47.8 million.

Net cash provided by financing activities

Net cash provided by financing activities of approximately $111.3 million for the nine months ended September 30, 2006 was primarily related to repurchases of common stock of $135.0 million, offset by net proceeds from the drawdown of the credit facility of $299.0 million, proceeds from issuance of common stock from option exercises and our employee stock purchase plan of approximately $52.7 million and repayment on the credit facility of $102.4 million.

Net cash provided by discontinued operations

Net cash provided by operating activities from discontinued operations for the nine months ended September 30, 2006 was primarily from cash received from PayPal of approximately $5.9 million. Net cash provided by operating activities from discontinued operations for the nine months ended September 30, 2005 was primarily from net income from discontinued operations of approximately $13.3 million less changes in operating assets and liabilities of $0.1 million.

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

From time to time, in order to manage our working capital needs, we may enter into transactions under repurchase agreements with financial institutions. These repurchase agreements are collateralized short-term loans for which the collateral may be a Treasury security or federal agency security held by us. In April 2006, we entered into such a transaction for approximately $74 million, which was repaid in June 2006.

Our planned capital property and equipment expenditures were approximately $139.0 million during the nine months ended September 30, 2006, primarily for computer and communications equipment and computer software within all areas of the Company. Our most significant expenditures will be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Other capital property and equipment expenditures will be for productivity and cost improvement initiatives for corporate services.

On May 16, 2006, our Board of Directors authorized a $1 billion stock repurchase program to repurchase shares of our common stock on the open market, or in negotiated or block trades. During the nine months ended September 30, 2006, 710,197 shares were repurchased at an aggregate cost of $15.3 million. No shares were repurchased during the three months ended September 30, 2006. At September 30 2006, approximately $984.6 million remained available for future repurchases under this program.

On August 2, 2005, our Board of Directors authorized a stock repurchase program to use up to $500 million to repurchase our common stock on the open market, or in negotiated or block trades. During the nine months ended September 30, 2006, 5,713,387 shares were repurchased at an aggregate cost of $119.7 million. We completed our 2005 stock repurchase program during the second quarter of 2006.

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

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the three months ended September 30, 2006 and 2005, we determined that there were no other-than-temporary declines in the value of our non-public equity investments. Due to the inherent risks associated with investments, we may incur future losses on the sale or impairment of our investments.

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

In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2006, 64% of our investments subject to interest rate risk mature in less than one year. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2006, this would not materially change the fair market value of our portfolio.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of September 30, 2006. This table does not include money market funds because those funds are not considered to be subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(In thousands)
Included in cash and cash equivalents	$2,349	$—	$—	$2,349	$2,349
Weighted-average interest rate	4.45%	—	—
Included in short-term investments	$65,120	$108,282	$49,663	$223,065	$220,564
Weighted-average interest rate	4.29%	3.91%	4.10%
Included in restricted cash	$—	$—	$48,962	$48,962	$48,962
Weighted-average interest rate	—	—	4.07%

On June 7, 2006, we entered into a $500 million senior unsecured revolving credit facility (the “Facility”), under which we, or certain designated subsidiaries may be borrowers. As of September 30, 2006, $199.0 million of the Facility was currently outstanding. Loans bear interest at a rate per annum equal to, at our election, the Adjusted LIBOR Rate, plus a margin of between 0.50% and 1.025%, depending on our ratio of funded indebtedness to EBITDA as calculated pursuant to the credit agreement, or the higher of the prime rate, as announced from time to time by Bank of America, N.A., and the Federal Funds rate plus 0.50%. The Facility terminates on June 7, 2011 at which time outstanding borrowings under the Facility are due. We may optionally prepay loans under the credit agreement other than Competitive Bid Loans at any time, without penalty, subject to reimbursement of certain costs in the case of LIBOR borrowings.

Our interest expense will fluctuate as the interest rate for the Facility fluctuates based on the LIBOR rate, the bank’s prime rate or the Federal Funds rate. As of September 30, 2006, the current weighted-average annual interest rate on the Facility was 5.96%. If the LIBOR rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2006, the increase in interest expense would not be material.

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

At September 30, 2006, we held forward contracts in notional amounts totaling approximately $106.0 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 4. CONTROLS AND PROCEDURES

Note: This disclosure is intended to be current as of the date of the filing of this report.

As discussed in the Explanatory Note at the beginning of this report, the Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and exercise prices that were subsequently modified. Consequently, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. In this Form 10-Q, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income for the three and nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005.

Details of the restatement and its underlying circumstances are discussed in the Explanatory Note at the beginning of this report and in Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2006. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting. Our management, based upon the substantial work performed during the preparation of this report and the related restatement of historical financial information, has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of the SEC and are a fair presentation of our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

Subsequent to September 30, 2006, our Board of Directors approved additional internal control policies and procedures intended to remediate the material weakness. As of the date of this filing, we have implemented or are in the process of implementing the following corrective actions:

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

On June 26, 2006, VeriSign received a grand jury subpoena from the U.S. Attorney for the Northern District of California requesting documents relating to VeriSign’s stock option grants and practices. VeriSign also received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting documents related to VeriSign’s stock option grants and practices. On February 9, 2007, VeriSign received a formal order of investigation from the SEC. VeriSign is cooperating fully with the U.S. Attorney’s investigation and the SEC investigation.

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

On November 7, 2006, a judgment was entered against VeriSign by an Italian trial court in the matter of Penco v. VeriSign, Inc., for Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. VeriSign was granted a stay on execution of the judgment. VeriSign has appealed the lower court’s ruling on the merits and the hearing on the appeal is likely to be scheduled in May 2008. VeriSign believes the claims are without merit.

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

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On June 7, 2007, plaintiffs Michael and Michele Hardin, on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc. and other defendants alleging that defendants collectively operate various “gambling games” in violation of Georgia state law. Plaintiffs allege that interactive television promotions contained in various broadcasts, including NBC’s “Deal or No Deal,” wrongly permit participants to incur premium text message charges in order to participate in the promotions to win a prize. The lawsuit is pending in the United States District Court for the Northern District of Georgia, Gainesville Division. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

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

As a result of the events described above, we have become subject to a number of significant risks,. each of which could have an adverse effect on our business, financial condition and results of operations, including:

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

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2006 arising from a combination of control deficiencies in our stock administration policies and practices, as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. In addition, due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 our disclosure controls and procedures were not effective.

We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities. Through the nine-month period ended September 30, 2006, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our general and administrative and other expenses, which could adversely affect our results of operations and the price of our securities.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

In the first quarter of 2007, we have undertaken various cost reduction and restructuring activities that replaced our previous business unit structure with a functional organization consisting of a combined worldwide sales and services team and an integrated marketing and product development organization. The restructuring, impairment and other charges are estimated to be approximately $26.9 million in 2007; however, if we incur additional restructuring related charges, our financial condition and results of operations may suffer. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges. In addition, we have recently experienced changes in our management, which together with these cost reduction and restructuring activities, could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

We have faced difficulties assimilating, and may incur costs associated with, acquisitions and dispositions.

We made numerous acquisitions and dispositions in the last six years and will pursue additional acquisitions and dispositions in the future. We have experienced difficulty in, and in the future may face difficulties, integrating the personnel, products, technologies or operations of companies or businesses we acquire or divest. Assimilating acquired businesses and dispositions involve a number of other risks, including, but not limited to:

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

Additionally, there is risk that we may incur additional expenses associated with an impairment of a portion of goodwill and other intangible assets due to changes in market conditions for acquisitions or dispositions. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further impairments of goodwill or other intangible assets.

We may not realize the benefits we are seeking from our investments in the Jamba joint ventures as a result of lower than predicted operating results, larger funding requirements or lower cash distributions or otherwise.

We have a 49% equity interest in two joint ventures related to our former Jamba business. We will incur our proportionate share of the income or losses of these joint ventures in our consolidated statements of operations. We do not have control over the budget, day-to-day management or many of the other operating expenditures of the joint ventures, and therefore, we cannot predict with certainty the extent of the impact on our financial statements of these joint ventures for any particular period. Accordingly, our share of the income or losses of these joint ventures could materially affect our results of operations in future periods.

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2006	7,338	—	7,338	984.6 million
August 1 – 31, 2006	—	—	—	984.6 million
September 1 – 30, 2006	—	—	—	984.6 million

Total	7,338		7,338

On May 16, 2006, the Board of Directors of VeriSign authorized a new stock repurchase program to repurchase up to $1 billion of VeriSign’s common stock on the open market, or in negotiated or block trades.

During the nine months ended September 30, 2006, VeriSign settled its $250 million and $75 million Accelerated Share Repurchase (“ASR”) agreements. As a result of settling the respective ASR agreements, VeriSign received an additional 482,459 shares and 10,609 shares of its common stock.

During the nine months ended September 30, 2006, VeriSign entered into a new $60.0 million ASR agreement to purchase approximately 2.8 million shares of its common stock at a price per share of approximately $21.75. On July 25, 2006, VeriSign settled this ASR and received an additional 7,338 shares of its common stock.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith

10.01	Amended and Restated Transition Services and General Release Agreement between the Registrant and James M. Ulam dated September 27, 2006.	X

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	X

31.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

32.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: July 12, 2007	By:	/S/ WILLIAM A. ROPER, JR.

William A. Roper, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2007	By:	/S/ ALBERT E. CLEMENT

Albert E. Clement Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.01	Amended and Restated Transition Services and General Release Agreement between the Registrant and James M. Ulam dated September 27, 2006.

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

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