Form 10-K
period 2006-12-31
VERISIGN INC/CA
filed 2007-07-12
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES ☐    NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☑  Large accelerated filer                    ☐  Accelerated filer                    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 29, 2007 was approximately $6,600,973,618 based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on June 29, 2007: 243,838,287 shares.

EXPLANATORY NOTE

In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for the years ended December 31, 2005 and 2004.

We are also restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and the unaudited condensed financial statements for the three months ended March 31, 2006. The decision to restate was based on the results of an independent review into our stock option accounting that was conducted under the direction of an ad hoc group of our independent directors who had not served on our Compensation Committee before 2005 (“Ad Hoc Group”). As part of the restatement, we have also made adjustments to our consolidated financial statements for the years ended December 31, 2005, 2004, 2003 and 2002 to correct errors identified for these fiscal years, which were not material to our financial statements in the aggregate or for any prior fiscal year.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

We first learned of the potential issues associated with our past stock option grants from a May 16, 2006 article published by the Center for Financial Research and Analysis (“CFRA”) in which we were referenced as one of 15 public companies with one or two stock grants between 1997 and 2002 that the CFRA suggested were timed at, or close to, 40-day lows in the applicable company’s stock price or preceding a material change in the stock price. Promptly after learning of the CFRA article, and prior to receiving the grand jury subpoena or the informal SEC request described below, the Ad Hoc Group, with the assistance of independent outside counsel, Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), began reviewing the facts and circumstances of the timing of our historical stock option grants for the period January 1998 to May 2006 (“relevant period”). We believe that the analysis was properly limited to the relevant period. In addition to Cleary Gottlieb, the Ad Hoc Group was assisted in its Review by independent forensic accountants (collectively the “Review Team”).

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

On November 21, 2006, we announced that the Ad Hoc Group had determined the need to restate our historical financial statements to record additional non-cash stock-based compensation expense related to past stock option grants.

On March 30, 2007, we requested guidance from the Office of the Chief Accountant of the SEC (the “OCA”) concerning certain accounting issues relating to the restatement of our historical financials and the Review. On June 25, 2007, we concluded our discussions with the OCA regarding these accounting issues.

On May 29, 2007, we announced that Stratton Sclavos, our then-current Chairman and Chief Executive Officer, had resigned from his position with the Company. Following Mr. Sclavos’ resignation, the Board elected director William A. Roper, Jr. as our President and CEO and Edward Mueller as our Chairman of the Board of Directors.

On July 10, 2007, Dana L. Evan, our then-current Executive Vice President, Finance and Administration and Chief Financial Officer resigned from her position with VeriSign.

On July 5, 2007 and July 12, 2007, the Board of Directors appointed Albert E. Clement as Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively, of the Company.

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

Consistent with the accounting literature and recent guidance from the SEC, as part of the restatement, the grants during the relevant period were organized into categories based on grant type and process by which the grant was finalized. The evidence related to each category of grant was analyzed including, but not limited to, electronic and physical documents, document metadata, and witness interviews. Based on the relevant facts and circumstances, and consistent with the accounting literature and recent guidance from the SEC, the controlling accounting standards were applied to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related income tax effects.

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

•

Except for grants to Section 16 officers which require Compensation Committee approval, for new hire grants and promotion grants, prior to March 13, 1998, the measurement date was the date the Compensation Committee approved the grant (as described above). For new hire grants and promotion grants after March 13, 1998 and prior to September 2000 and after September 30, 2002, the measurement date was the 15th day or the last day of the month (or the prior business day if that day was not a business day) following the actual and documented start date or promotion date of the respective employee receiving the grant. New hire grants and promotion grants made in the period September 1, 2000 through September 30, 2002 required CEO approval. For new hire grants and promotion grants in the period September 1, 2000 through September 30, 2002, the measurement date was the date on which the CEO communicated approval to either the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price. If that date could not be determined, the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge.

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

2002 Retention Grants:    Between February and May 2002, the Compensation Committee considered special option grants as a retention incentive for executive officers and other executives and key employees, since in many cases the exercise prices of options previously granted to these individuals were significantly above the then-current market price for shares of our common stock. These retention grants are summarized as follows:

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

The grants to employees previously approved by the CEO on March 20, 2002 were submitted for approval to the Compensation Committee as evidenced in a UWC dated May 24, 2002. The Compensation Committee approved the 305 employee grants with an exercise price of $10.08, the market value of our common stock on May 24, 2002. Therefore the employee awards were re-priced on that date. Although the awards had been communicated to the employees and disclosed in our Form 10-Q for the first quarter of 2002, the accounting impact of the repricing was not recorded at the time of the Compensation Committee approval and we did not properly disclose the circumstances of these grants. As a result of the repricing, and after applying variable accounting, approximately $6.6 million, net of reversals of additional stock-based compensation expense, has been recorded for the periods between 2002 and 2006.

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

Actions Taken by the Board with respect to Grants:    As part of the Review, the Board of Directors confirmed all option grants (including those to our former CEO and CFO) that the Review Team concluded had authority issues as legally binding and enforceable obligations of us as of the date of such grant. In addition, the Board of Directors decided to modify the following grants to the former CEO and CFO in 2007 and no reversal of compensation expense was recorded for these negative modifications in the financial statements.

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

Other:    The Company and the Review Team also determined that the former CEO received an option grant in October 1998 for 100,000 shares (95,928 non-qualified stock options (“NQSOs”) and 4,072 incentive stock options (“ISOs”)), which split to options for 200,000 shares in May 1999 and then split again to options for 400,000 shares in November 1999 when we announced a stock split during those respective periods. The account statements and monthly reporting statements for November 1 and December 1, 2000 showed that the former CEO held options for 400,000 shares at the split-adjusted price of $7.67. However, the Ad Hoc Group determined that sometime between December 1, 2000 and January 1, 2001, we erroneously changed the former CEO’s options to reflect the pre-split amount of 100,000 shares instead of 400,000 shares, but at the post-split price of $7.67. The error was never subsequently corrected. Therefore, the former CEO did not receive the benefit of the additional 300,000 options arising from the two stock splits, which expired in 2005. Based on a determination by the Board of Directors after the Ad Hoc Group’s Review in May 2007, we have agreed to pay the former CEO $5,459,430, reflecting the gain he would have realized from the exercise of these options prior to their expiration, based on the weighted-average price of stock options exercised by the former CEO in August 2005.

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

The Board has adopted all of the Review’s findings and recommendations. The Company, under the direction of the Audit Committee and the Compensation Committee, and with the assistance of PricewaterhouseCoopers LLP, has implemented or is in the process of implementing the recommendations.

Based on the results of the Review, we have recorded additional non-cash stock-based compensation expense (benefit) and related income tax effects related to past stock option grants of $1.5 million for the first quarter ended March 31, 2006, ($21.6 million) and $36.9 million in fiscal years 2005 and 2004, respectively. These adjustments were recorded based on the evidence and findings from the Ad Hoc Group’s review, including analysis of the measurement dates for the 8,164 stock option grants made on 41 dates during the relevant period that the Review determined were incorrect.

The incremental impact from recognizing stock-based compensation expense resulting from the Ad Hoc Group’s Review of past stock option grants is as follows (in thousands):

Fiscal Year	As Restated		As Previously Reported	Pre-Tax Expense (Income) Adjustments		After Tax (Income) Expense Adjustments
1998	$1,288		$1,280	$8		$8
1999	7,057		104	6,953		6,953
2000	24,814		1,722	23,092		23,092
2001	42,500		7,803	34,697		34,697
2002	70,066		18,956	51,110		51,110
2003	35,010		7,389	27,621		27,621

Total 1998 – 2003 impact	180,735		37,254	143,481		143,481
2004	46,835		3,136	43,699		36,873
2005(2)	(10,588	)(2)	6,312	(17,670)		(21,560)
2006(1)	66,285		64,438	1,847	(1)	1,532	(1)

Total	$283,267		$111,140	$171,357		$160,326

(1)	Pre-tax expense adjustments are through March 31, 2006 and represents amounts being reported pursuant to FAS 123R whereas amounts for all other years represent amounts being reported pursuant to APB 25.
(2)	Includes $0.8 million of other stock-based compensation adjustments that were unrelated to past stock option grants.

Additionally, the pro forma expense under SFAS No. 123 in Note 1 in the Notes to Consolidated Financial Statements of this Form 10-K has been restated to reflect the impact of these adjustments for the years ended December 31, 2005 and December 31, 2004.

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

Tax Implications

We evaluated the impact of the restatements on our global tax provision and have determined that a portion of the tax benefit relating to stock-based compensation expense formerly associated with stock option deductions is attributable to continuing operations. We identified deferred tax assets totaling $16.3 million at December 31, 2005 which reflect the benefit of tax deductions from future employee stock option exercises. We have not realized this or any other deferred tax asset relating to taxing jurisdictions within the United States as of

December 31, 2005. See Note 14 of Notes to Consolidated Financial Statements regarding our realization of United States-based deferred tax assets.

We also believe that we should not have taken a tax deduction under Internal Revenue Code (IRC) Section 162(m) in prior years for stock option related amounts pertaining to certain executives. Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax net operating losses associated with the stock option intra-period allocation have decreased by $12.6 million. We continue to apply a valuation allowance to our tax net operating losses relating to stock options exercised prior to the adoption of SFAS No. 123R, “Share-Based Payment”. Pursuant to Footnote 82 of SFAS No. 123R, we recognize financial statement benefit of these tax net operating losses when such losses reduce cash taxes paid.

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

These adverse tax consequences may be avoided for unexercised Affected Options if the exercise price of the Affected Option is adjusted to reflect the fair market value at the time the option was granted (as such measurement date is determined for financial reporting purposes). Under Treasury regulations, Affected Options held by executive officers or directors were to be amended on or before December 31, 2006 to avoid the adverse tax consequences of Section 409A; holders of Affected Options who are not executive officers or directors have until December 31, 2007 to amend their Affected Options to avoid the adverse tax consequences of Section 409A. Four of our current and former executive officers and a current director holding Affected Options elected to increase the exercise price of their Affected Options to the market price on December 31, 2006. Effective December 31, 2006, the exercise prices of Affected Options held by D. James Bidzos, a current board member, Dana Evan, former Chief Financial Officer, Robert Korzeniewski, Executive Vice President of Corporate Development, Judy Lin, former Executive Vice President of Security Services and Mark McLaughlin, Executive Vice President of Products, Marketing and Customer Support, were adjusted so that these options will not be subject to Section 409A. We are currently considering actions to avoid or alleviate certain of the adverse tax consequences associated with Affected Options for employees who are not executive officers of the Company and whether to offer compensation to the executive officers and director who elected to increase the exercise price of their Affected Options as of December 31, 2006. Should we decide to take actions to avoid or alleviate these adverse tax consequences associated with current and former employees’ outstanding Affected Options, we estimate the related compensatory payments would be approximately $11.6 million. In June 2007, we made payments of approximately $0.9 million on behalf of current and former employees who exercised Affected Options in 2006 under the IRS and California Franchise Tax Board 409A Compliance Resolution Programs. We estimate the cost to participate in these compliance resolution programs, including a gross-up payment to the affected employees, will be approximately $1.9 million.

PART I

ITEM 1.	BUSINESS

Overview

We operate intelligent infrastructure services that enable and protect billions of interactions every day across the world’s voice and data networks. We offer a variety of Internet and communications-related services which are marketed through Web site sales, direct field sales, channel sales, telesales, and member organizations in our global affiliate network.

In 2006, we were organized into two service-based lines of business: the Internet Services Group and the Communications Services Group. The Internet Services Group consisted of the Security Services business and the Information Services business. The Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The Information Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names, and also provided other value-added services, including intelligent supply chain services, real-time publisher services and digital brand management services. The Communications Services Group provides communications services, such as connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, mobile commerce, self-care and analytics services; and content services, such as digital content and messaging services.

In January 2007, we announced a new functional business structure that reorganizes the Internet Services Group and the Communications Services Group to deliver an integrated portfolio of products and services through a unified sales and services team across multiple industries. Our two main functional units are Sales and Consulting Services and Products and Marketing. The Sales and Consulting Services group combined our multiple sales and consulting functions into one organization, focusing on global accounts, strategic partnerships and worldwide channel relationships. This group is aligned by vertical industry to focus on specialized customer needs and solutions delivery, and includes our in-market consulting services, business development and global channels teams. The Products and Marketing group is responsible for the development, marketing, delivery and support of all our products and solutions to businesses of all sizes. This group includes all facets of product management, product development, marketing and customer support, as well as a new innovation team chartered with looking at longer-term product line synergies and emerging market trends. Unless otherwise specified herein, this Annual Report on Form 10-K describes the organizational structure in place as of December 31, 2006.

We were incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 487 East Middlefield Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500 and our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. Our primary Web site is www.verisign.com. The information on our Web sites is not a part of this annual report. VeriSign, the VeriSign logo, GeoTrust, thawte, and certain other product or service names are trademarks or registered trademarks of VeriSign, Inc., and/or its subsidiaries in the United States and other countries. Other names used in this report may be trademarks of their respective owners.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, through our Web site at http://investor.verisign.com as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission.

Internet Services Group

The Internet Services Group consists of the Security Services business and Information Services business. The Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The following types of services are included in the Security Services business: SSL certificate services; managed security services; iDefense security intelligence services; authentication services, including managed public key infrastructure (“PKI”) services, unified authentication services, and VeriSign Identity Protection services; and global security consulting services. The Information Services business operates the authoritative directory of all .com, .net, .cc, and .tv domain names, and provides other services, including intelligent supply chain services, real-time publisher services, and digital brand management services.

Security Services

SSL Certificate Services

Our SSL Certificate services enable enterprises and Internet merchants to implement and operate secure networks and Web sites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and Web site visitors and to encrypt communications between client browsers and web servers.

We currently offer the following SSL Certificate Services.

•

VeriSign Secure Site and Secure Site Pro Certificates.    Both our Secure Site and Secure Site Pro certificates enable up to 256-bit SSL encryption when both the web server and the client browser support such sessions. Secure Site Pro, our premium certificate offering, implements Server Gated Cryptography, a technology which automatically steps-up encryption levels to 128-bit in certain client/browser configurations that would otherwise encrypt at lower levels.

•

GeoTrust®, RapidSSL and thawte® Branded Certificates.    We offer SSL Certificate Services under the GeoTrust, RapidSSL and thawte brands. These services use similar underlying infrastructure as VeriSign branded certificates and are targeted at Internet providers, web hosting companies, domain name registrars, small businesses and independent software developers.

•

Extended Validation Certificates.    Extended Validation SSL Certificates give high security Web browsers information to clearly identify a Web site’s organizational identity by providing third-party verification through a visual display on the browser. Extended Validations SSL Certificates also rely on high assurance authentication standards promulgated by the CA/Browser Forum.

Managed Security Services (“MSS”).    Our MSS services enable enterprises to effectively monitor and manage their network security infrastructure on a 24x7 basis while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. Our MSS services include: Firewall Management Services, Intrusion Prevention Management Service, Intrusion Detection Management Service, Security Risk Profiling Service, Log Management Service, Vulnerability Management Service, and Phishing Response Service.

iDefense Security Intelligence Services.    Our iDefense Security Intelligence services deliver comprehensive, actionable intelligence to help companies decide how to respond to threats and manage risk. Our teams identify, verify and track vulnerabilities, malicious code, and global threats, providing unique insight into the evolution of security risks and early discovery of software vulnerabilities.

Authentication Services.    We offer a suite of Authentication products and services, including our Managed PKI service, our Unified Authentication service, and our VeriSign Identity Protection (“VIP”) service.

•

Managed PKI Service.    Our Managed PKI service enables enterprises to easily secure intranets, extranets, VPNs, email, and e-commerce applications while retaining full control of access to information and leveraging VeriSign’s service infrastructure for cost effective provisioning and validation.

•

Unified Authentication Service.    Our Unified Authentication service provides a single, integrated platform for provisioning and managing all types of two-factor authentication credentials used to validate users, devices or applications for a variety of purposes, such as remote access, windows logon, and Wi-Fi access. Unified Authentication supports strong authentication using smart cards, device-generated one-time passwords and digital certificates, as well as PKI-based encryption, digital signing and non-repudiation. Unified Authentication can be run at the enterprise or through VeriSign’s infrastructure.

•

VeriSign Identity Protection (“VIP”) Service.    Our VIP services are a comprehensive suite of identity protection and authentication services that enable consumer-facing applications to provide a secure online experience for end users. Our VIP Fraud Detection service provides an invisible means of delivering proactive protection to consumers by detecting fraudulent logins and transactions in real-time without affecting a legitimate user’s web experience. Our VIP Authentication service provides a visible means for businesses to easily issue and/or accept multiple credentials from users. As part of the VIP Authentication service, we provide access to the VIP Shared Authentication Network where it is anticipated that consumers will be able to use a single second factor authentication device to access multiple online accounts.

Global Security Consulting Services.    Our Global Security Consulting services help enterprises understand corporate security requirements, navigate sets of diverse regulations, identify security vulnerabilities, defend against and respond to attacks, reduce risk, and meet the security compliance requirements of their business and industry. Key offerings include enterprise security assessments, enterprise compliance assessments, a security certification program, incident response and forensic services, technical security services, security policy and programs services, security architecture and design services, identity and access management services, and disaster recovery and business continuity solutions.

Information Services

Our Information Services business operates the authoritative directory provider of all .com, .net, .cc, and .tv domain names and provides other services, including intelligent supply chain services, real-time publisher services and digital brand management services.

Naming Services.    We are the exclusive registry of domain names within the .com and .net generic top-level domains (“gTLDs”) under agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”) and the Department of Commerce (“DOC”). As a registry, we maintain the master directory of all second-level domain names in these top-level domains. We own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names.

We are also the exclusive registry for domain names within the .tv and .cc country code top-level domains (“ccTLDs”). These top-level domains are supported by our global name server constellation and shared registration system. We also provide internationalized domain name, or IDN, services that enable Internet users to access Web sites in their local language characters. Currently, IDNs are available in more than 350 languages such as Chinese, Greek, Korean and Russian.

Intelligent Supply Chain Services.    Our intelligent supply chain services enable trusted, secure and scalable information exchange and collaboration among global supply chain participants. Our point-of-sale data service is a hosted, Web-based solution for accessing and managing daily updates of point-of-sale data from multiple key retailer partners. We have been selected by EPCglobal, a not-for-profit joint-venture formed by The Uniform Code Council, Inc. and EAN International, to operate the authoritative root directory for the EPCglobal NetworkTM, the authoritative directory of information sources that is available to describe products assigned electronic product codes (“EPCs”). Additionally, we offer radio frequency identification (“RFID”) consulting services and managed services that are designed to work in conjunction with RFID and bar code technology and the EPC root directory to facilitate the secure sharing of product data across diverse supply chains.

Real-Time Publisher Services.    Our Real-Time Publisher services allow organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, web-portal developers, application developers and consumers. The Real-Time Publisher services also make it easier for publishers of all sizes to distribute and track their content feeds, which may improve the reliability and quality of their real-time content.

Digital Brand Management Services.    We offer a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity. These services include domain name management, global brand expansion services and digital brand monitoring solutions.

Communications Services Group

The Communications Services Group provides managed solutions to fixed line, broadband, mobile operators and enterprise customers through our integrated communications, content and commerce platforms. Our communications services offerings include network connectivity and interoperability services and intelligent database services; our content services offerings include digital content services and messaging services; and our commerce services offerings include billing and operational support system services, mobile commerce services, and self care and analytics services.

Communications Services

Connectivity and Interoperability Services

Through our connectivity and interoperability services, we provide connections and services that signal and route information within and between telecommunication carrier networks.

•

SS7 Connectivity and Signaling Services.    Our Signaling System 7 (“SS7”) network is an industry-standard system of protocols and procedures used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, local number portability, toll-free number database access and caller identification. Our SS7 trunk-signaling service reduces post-dial delay, allowing call connection almost as soon as dialing is completed which enables telecommunications carriers to deploy a full range of intelligent database services more quickly and cost effectively. By using our trunk-signaling service, carriers simplify SS7 link provisioning, and reach local exchange carriers and wireless carriers’ networks through our direct access to hundreds of carriers.

•

Voice and Data Roaming Services.    We offer wireless carriers roaming services using the ANSI-41 and GSM signaling protocols that allow carriers to provide support for roamers visiting their service area and for their customers when they roam outside their service area. These services also allow number validation inside and outside carriers’ service areas by accessing our SS7 network. Our Interstandard Roaming service manages signaling conversion across protocols to provide activation processing, international customer care, end-user billing, and fraud protection, while our Wireless Data Roaming service enables carriers to offer wireless data roaming to their subscribers over Wi-Fi, CDMA2000 and GSM/GPRS networks.

•

Voice Over Internet Protocol (“VoIP”) Services.    The VeriSign® IP Connect service allows VoIP providers, cable operators and MSOs to extend VoIP services across multiple access methods to enterprise customers. VeriSign® SIP-7 Service integrates Session Initiation Protocol (“SIP”) based VoIP platforms with the existing SS7 network, allowing interconnection between IP networks and the Public Switch Telephone Network.

•

CALEA Compliance Services.    Our NetDiscovery services enable telecommunications carriers to meet the requirements of the Communications Assistance for Law Enforcement Act through provisioning, access and delivery of call information from carriers to law enforcement agencies.

Intelligent Database Services

Through our Intelligent Database services, we enable carriers to find and interact with network databases and conduct database queries that are essential for many advanced services, including the following:

•

Number Portability.    Our Number Portability services deliver essential network and database capabilities so providers can port numbers, route calls to ported numbers, and process orders when subscribers change service providers.

•

Calling Name (“CNAM”) Database Services.    With our CNAM Database services, carriers can enable enhanced caller ID for wireline, broadband, and wireless devices; store subscriber names in the database all major CNAM providers access for call delivery; and minimize inaccurate call information and reduce unavailable data responses on inbound calls.

•

Line Information Database (“LIDB”).    LIDB provides subscriber information (such as the subscriber’s service profile and billing specifications) to other carriers, enabling them to respond to calls (e.g., whether to block certain calls, allow collect calls, etc.).

•	Toll-free Database Services. Leveraging VeriSign’s SS7 network, our Toll-free Database services allow customers to complete 8xx calls throughout the U.S. and Canada.

Content Services

Digital Content Services

Our Digital Content services provide secure and scalable media and content delivery solutions for Internet, broadband, and mobile applications, including network connections, digital rights management, mobile storefronts and video-on-demand. With our Digital Content services, providers can deliver a wide range of content, including DVD-quality video-on-demand and IPTV solutions, business video delivery platforms for enterprises, mobile tickets, quickly deployable mobile marketing, interactive TV applications, such as voting, and white-label mobile storefronts with an extensive content library.

Messaging Services

Our Inter-Carrier Messaging services allow wireless subscribers to send text and multi-media messages between different service providers and devices. Our Inter-Carrier Multi-Media Messaging (“MMS”) services allow subscribers to send pictures, audio and video between different service providers and devices and are provided on a service bureau basis that connects to wireless service providers’ multimedia messaging centers and routes MMS messages between service providers. Through our hosted services we also facilitate the sharing, distribution and storage of multimedia messages for our customers in the U.S., Canada, New Zealand and Mexico. Through our MetcalfTM Inter-Carrier SMS services, we enable wireless carriers to send short messaging services (“SMS”) text messages between carrier systems and devices, and across disparate networks and technologies so that customers can exchange messages outside the carrier’s network.

Mobile Delivery Services

Our Mobile Content Delivery Network enables providers to deliver and bill for nearly any type of mobile content and messaging using a distribution network for mobile media and applications that reaches wireless subscribers throughout North America, Europe, and other countries. The Mobile Content Delivery Network may be used to distribute messages, premium content, and Java applications through SMS, MMS, and WAP Push; bill for premium-rated messages and receive real-time transaction data from carriers’ billing systems; deliver mass messages to large customer segments; create and offer monthly auto-renew subscription plans; and monitor all mobile programs, measure effectiveness, and customize reporting.

Commerce Services

Billing and Operational Support System (“OSS”) Services

We offer advanced billing, payment and customer care services to wireless providers that support advance pay, prepaid and post-paid wireless services. Our Billing & OSS services give wireless providers a single point of access for adding billing features, securing payment options, engaging content, and other operational support services. As part of a converged suite of billing and payment services, our Billing & OSS services support operations at each stage of the customer lifecycle, so providers can activate new products and services with network provisioning solutions; mediate diverse networks and platforms; differentiate their offering with content and applications; and support multiple payment models and methods with secure payment processing.

Mobile Commerce Services

Our Mobile Commerce services enable and protect a full range of mobile commerce transactions for a mobile service provider’s subscribers in a trusted environment by offering mobile service providers a comprehensive suite of solutions, including our Mobile Payment services and Secure Mobile Device Management services, that enable wireless payments, mobile coupon delivery to support mobile marketing campaigns and other banking services.

Self-Care and Analytics Services

Our Self-Care and Analytics services help carriers turn billing and usage data into valuable intelligence, allowing them to better understand and manage their communications. Consumer customers may pay bills online and obtain information on charges, while business users may conduct sophisticated analyses and cost allocations.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Mountain View, California; Dulles, Virginia; Lacey, Washington; Providence, Rhode Island; Overland Park, Kansas; Melbourne, Australia; and Kawasaki, Japan. We are currently in the process of building a new secure data center in New Castle, Delaware. Most of these secure data centers operate on a 24-hours-a-day, 7 days per week, 365-days-a-year basis, supporting our business units and services. Key features of our operations infrastructure include:

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

•

Network Security.    We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between software modules that are designed to prevent most known forms of electronic attacks. In addition, we employ firewalls and intrusion detection software, and contract with security consultants who perform periodic probes to test our systems and assess security risks.

As part of our operations infrastructure for our domain name registry services, we operate all domain name servers that answer domain name lookups for the .com and .net zones. We also operate two of the thirteen externally visible root zone server addresses, including the “A” root, which is considered to be the authoritative root zone server of the Internet’s domain name system (“DNS”). The domain name servers provide the associated name server and IP address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an average of over 19 billion responses per day during 2006. These name servers are located around the world, providing local domain name service throughout North America, Europe, and Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

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

Disaster Recovery Plans.    We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Information Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity. Our Security Services business is similarly protected by having service capabilities that exist in both of our East and West Coast data center facilities. Our critical data services (including digital certificates, domain name registration, telecommunications services and global resolution) use advanced storage systems that provide data protection through techniques such as mirroring and remote replication.

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

Our direct sales and marketing organization at December 31, 2006 consisted of 989 individuals, including managers, sales representatives, and marketing, technical and customer support personnel. We have field sales offices throughout the world.

Research and Development

As of December 31, 2006, we had 1,022 employees dedicated to research and development. We believe that timely development of new and enhanced Internet security, e-commerce, information, and communications services and technologies are necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and to make additional investments in research and development.

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

Competition

We compete in markets with our naming services, security services, commerce services, communication services, content services, and managed security services. We compete with numerous companies in each of these services categories. The overall number of our competitors may increase and the identity and composition of competitors may change over time.

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

New technologies and the expansion of existing technologies may increase competitive pressure. We cannot assure you that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our security services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business. See the section titled “The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share” of Item 1A of the “Risk Factors” for additional details regarding our competition.

Industry Regulation

Information Services.    Within the U.S. Government, oversight of Internet administration is provided by the U.S. Department of Commerce (“DOC”). On September 29, 2006, the DOC and the Internet Corporation for Assigned Names and Numbers (“ICANN”) signed a Joint Project Agreement to continue the transition of the coordination of the technical functions relating to the management of the Internet Domain Name and Addressing System to the private sector.

As the exclusive registry of domain names within the .com and .net generic top-level domains (“gTLDs”), we have entered into certain agreements with ICANN and the DOC:

.com Registry Agreement. On November 29, 2006, the DOC approved the Registry Agreement between ICANN and VeriSign for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement

provides that we will continue to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. The ..com Registry Agreement provides that it shall be renewed unless it has been determined that VeriSign has been in fundamental and material breach of certain provisions of the .com Registry Agreement and has failed to cure such breach. The DOC shall approve such renewal if it concludes that it is in the public interest in the continued security and stability of the domain name system and the provision of registry services offered on reasonable terms.

VeriSign is required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions in the 2006 .com Registry Agreement relating to handling of data and other registry operations. The 2006 .com Registry Agreement also provides a procedure for VeriSign to propose and ICANN to review and approve additional registry services.

Cooperative Agreement. In connection with the DOC’s approval of the .com Registry Agreement, VeriSign and the DOC entered into Amendment No. Thirty (30) to its Cooperative Agreement—Special Awards Conditions NCR-92-18742 regarding operation of the .com and .net gTLD registries, which extends the term of the Cooperative Agreement through November 30, 2012 and provides that any renewal or extension of the .com Registry Agreement is subject to prior written approval by the DOC. The Amendment provides that the DOC shall approve such renewal if it concludes that it is in the public interest in the continued security and stability of the domain name system and the provision of registry services offered on reasonable terms.

.net Registry Agreement. On July 1, 2005, we entered into a Registry Agreement with ICANN for the .net gTLD (the “.net Registry Agreement”). The .net Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .net top-level domain through September 30, 2011. The .net Registry Agreement provides that it shall be renewed unless it has been determined that VeriSign has been in fundamental and material breach of certain provisions of the .net Registry Agreement and has failed to cure such breach.

The descriptions of the .com Agreement and Amendment No. 30 of the Cooperative Agreement are qualified in their entirety by the text of the complete agreements that are filed as exhibits to this report.

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

We have been issued numerous patents in the United States and abroad, covering a wide range of our technology. Additionally, we have filed numerous patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the United States. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property.

We have obtained trademark registrations for various VeriSign marks in the United States and other countries. We have also filed numerous applications to register VeriSign trademarks and claims, and have common law rights in many other proprietary names. We take steps to enforce and police VeriSign’s marks.

With regard to our Security Services business, we also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA and other technology that is used in our security services to perform key functions. RSA has granted us a perpetual, royalty-free, nonexclusive, worldwide license to use RSA’s products relating to certificate issuing, management and processing functionality. We develop services that contain or incorporate the RSA BSAFE products and that relate to digital certificate-issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, and software for customers to preview and forward digital certificate requests to them. RSA’s BSAFE product is a software tool kit that allows for the integration of encryption and authentication features into software applications.

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

With regard to our Communications Services Group, we offer a wide variety of services, including network connectivity and interoperability, intelligent database, content and applications, and clearing and settlement services, each of which are protected by trade secret, patents and/or patent applications. We have also entered into agreements with third-party providers and licensors, including third-party providers of content such as music, games and logos.

Employees

The following table shows a comparison of our employee headcount by function:

	December 31, 2006	December 31, 2005	December 31, 2004
Employee headcount from continuing operations:
Cost of revenues	2,342	1,807	1,452
Sales and marketing	989	763	656
Research and development	1,022	801	408
General and administrative	978	705	567

Total	5,331	4,076	3,083

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

The Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and exercise prices that were subsequently modified. Consequently, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. We are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and the unaudited condensed financial statements for the three months ended March 31, 2006. Details of the restatement and its underlying circumstances are discussed in the Explanatory Note in Note 2 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Item 15 of this report.

As a result of the events described above, we have become subject to a number of significant risks, each of which could have an adverse effect on our business, financial condition and results of operations, including:

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

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2006 arising from a combination of internal control deficiencies in our stock administration policies and practices, as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. In addition, due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 our disclosure controls and procedures were not effective.

We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

Through the twelve-month period ended December 31, 2006, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our general and administrative and other expenses, which could adversely affect our results of operations and the price of our securities.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

In the first quarter of 2007, we have undertaken various cost reduction and restructuring activities that replaced our previous business unit structure with a functional organization consisting of a combined worldwide sales and services team and an integrated marketing and product development organization. The restructuring, impairment and other charges are estimated to be approximately $26.9 million in the first quarter of 2007; however, if we incur additional restructuring-related charges, our financial condition and results of operations may suffer. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges. In addition, we have recently experienced changes in our management, which together with these cost reduction and restructuring activities, could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

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

•	greater than expected costs and/or lower than expected revenues and the assumption of unknown liabilities;

•	the diversion of management’s attention from our other businesses in identifying, completing and integrating acquisitions;

•	the inability to retain the key employees of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	the inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential incompatibility of business cultures;

•	additional regulatory requirements;

•	any perceived adverse changes in business focus;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	the need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

If we are unable to successfully address any of these risks for future acquisitions and dispositions, our business could be harmed.

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

We have a 49% equity interest in two joint ventures related to our former Jamba business. We will incur our proportionate share of the income or losses of these joint ventures in our consolidated statements of income. We do not have control over the budget, day-to-day management or many of the other operating expenditures of the joint ventures, and therefore, we cannot predict with certainty the extent of the impact on our financial statements of these joint ventures for any particular period. Accordingly, our share of the income or losses of these joint ventures could materially affect our results of operations in future periods.

The joint venture agreements contain provisions requiring minimum cash distributions to the members. However, these provisions are subject to conditions and limitations, and therefore, we cannot assure you that we will ever receive cash distributions from these joint ventures. If the joint ventures require capital to fund their operations, we could be required to make capital contributions or loans to the joint ventures. The business operated by the U.S. joint venture is a newer business and therefore it may be more likely to require additional funding, although we cannot assure that the Netherlands joint venture will not require additional funding as well.

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

We also entered into various other commercial relationships with the joint ventures; however, we cannot assure you we will derive significant revenues from these other relationships.

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

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security, Inc. and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority related services; (3) companies focused on providing a bundled offering of products and services such as CyberTrust; and (4) companies offering competing SSL certificate and other security services, including GoDaddy and other domain name registrars. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

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

Competition in Communications Services.    The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Incumbent carriers provide competing in-house services in their respective regions. In addition, we face direct competition from national, unregulated companies, including Syniverse Technologies, Telcordia, NeuStar and other carriers such as Southern New England Telephone Diversified Group, a unit of AT&T. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third-party providers, such as VeriSign, and further increase competitive pricing pressures.

Competition in Commerce Services.    Our wireless billing and payment services are also subject to competition from providers such as Comverse, Amdocs, Convergys Corporation and Boston Communications Group. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are or may in the future be focusing significant resources on developing and marketing products and services that may compete directly with ours. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third-party providers such as VeriSign and further increase competitive pricing pressures.

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

New technologies and the expansion of existing technologies may increase competitive pressure. We cannot assure you that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our security services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

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

Customer implementation currently requires participation by our order management and our engineering and operations groups, each of which has limited resources. Some customers may also require us to develop costly customized features or capabilities, which increases our costs and consumes a disproportionate share of our limited customer service and support resources. Also, we typically charge one-time fees for initially connecting a customer to our SS7 network and a monthly recurring flat rate fee after the connection is established. If new or existing customers have difficulty deploying our products or require significant amounts of our engineering service support, we may experience reduced operating margins. Our customers’ ability to deploy our network services to their own customers and integrate them successfully within their systems depends on our customers’ capabilities and the complexity involved. Difficulty in deploying those services could reduce our operating margins due to increased customer support and could cause potential delays in recognizing revenues until the services are implemented.

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

The U.S. Department of Commerce (“DOC”) has adopted a plan for the phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers (“ICANN”). As part of this transition, as the exclusive registry of domain names within the .com and .net generic top-level domains (“gTLDs”), we have entered into agreements with ICANN and with the DOC as described elsewhere in this report.

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

Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes; Providence, Rhode Island; Dulles, Virginia; Lacey, Washington; Overland Park, Kansas, Melbourne, Australia and Berlin, Hamburg and Verl, Germany. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we use news content as part of our real-time publisher service. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

VeriSign’s corporate headquarters are located in Mountain View, California. We have administrative, sales, marketing, research and development and operations facilities located in the United States, Canada, Latin America, Europe, Asia, Australia and Africa. We own approximately 512,000 square feet of space, which includes our headquarters complex in Mountain View, California and facilities in Savannah, Georgia, Lacey, Washington and New Castle, Delaware. As of December 31, 2006, we leased approximately 1.1 million square feet of space, primarily in the United States and to a lesser extent, Europe and the Asia Pacific. Our facilities are under lease agreements that expire at various dates through 2014. We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future.

Major Locations	Approximate Square Footage	Use
United States:
455-685 East Middlefield Road Mountain View, California (owned)	290,000	Corporate Headquarters; Internet Services Group; and Communications Services Group

320 Interlocken Parkway Broomfield, Colorado	25,000	Communications Services Group

21345-21355 Ridgetop Circle Dulles, Virginia	175,000	Internet Services Group; and Corporate Services

222 W Oglethorpe Ave Savannah, Georgia (owned)	50,000	Communications Services Group

4501 Intelco Loop S.E. Lacey, Washington (owned)	67,000	Communications Services Group

21 Boulden Circle New Castle, Delaware (owned)	105,000	Communication Services Group

7400 West 129th Street Overland Park, Kansas	39,000	Communications Services Group

90 Royal Little Drive Providence, Rhode Island	23,000	Internet Services Group

110 Cooper Street Santa Cruz, California	65,000	Communications Services Group

Europe:
Blandonnet International Business Center 8, Chemin De Blandonnet CH-1217 Vernier Geneva, Switzerland	17,000	Corporate European Headquarters; and Internet Services Group

Jamba GmbH Dom Aquarree Building, Karl Liebknecht strasse 5, 10178 Berlin, Germany	70,000	Communications Services Group

Japan:
Nittobo Buildings 13F, 8-1 Yaesu, 2-chome Chuo-ku, Tokyo, 104-0028 Japan	15,200	VeriSign Japan K.K. Corporate Headquarters

ITEM 3.	LEGAL PROCEEDINGS

Note: The following description of pending legal proceedings is intended to be current as of June 30, 2007.

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of the ‘584 patent and the Court has dismissed with prejudice all claims of infringement of the ‘584 patent. In its ruling on the claim construction issues, the Court found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Thus, only claim 23 of the ‘737 patent remains in the case. The Court granted the defendants’ motion to strike certain of the Plaintiff’s assertions of infringement, including all charges of infringement under the so-called “doctrine of equivalents.” The Court recently granted the defendants’ motion for summary judgment of no inducement and no contributory infringement. Fact and expert witness discovery are completed. On September 29, 2006, VeriSign filed a Motion for Summary Judgment on Non-Infringement. On October 20, 2006, VeriSign filed a Motion for Summary Judgment on Invalidity. On November 1, 2006, NetMoneyIN filed a Motion for Summary Judgment on Infringement. On July 9, 2007, the Court is scheduled to hear oral argument on the pending motions for summary judgment. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW (HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint. On May 5, 2004, plaintiffs filed a second amended complaint that was substantially identical to the amended consolidated complaint except that it purported to add a claim under Sections 11 and 15 of the Securities Act of 1933 on behalf of a subclass of persons who acquired shares of VeriSign pursuant to the registration statement and prospectus filed October 10, 2001 and amended October 26, 2001 for the acquisition of Illuminet Holdings, Inc. by VeriSign. Plaintiffs’ second amended class action complaint was dismissed by the court on November 2, 2005 for failure to adequately plead loss causation. Plaintiffs were given leave to file an amended complaint. Plaintiffs filed a third amended class action Complaint on December 22, 2005. Defendants filed a motion to dismiss the third amended complaint. On April 6, 2006, that motion was granted in part and denied in part. Plaintiffs filed a fourth amended complaint on May 12, 2006. Plaintiffs’ request for reconsideration of the April 6, 2006 order was granted on June 5, 2006. Plaintiffs filed a fifth amended complaint on June 30, 2006. VeriSign moved to dismiss the fifth amended complaint. Parallel derivative actions have also been filed against certain of VeriSign’s current and former officers and directors in state courts in California and Delaware. VeriSign is named as a nominal defendant in these actions. Several of these derivative actions were filed in Santa Clara County Superior Court of California and these actions have since been consolidated under the heading In re VeriSign, Inc. Derivative Litigation, Case No. CV 807719.

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

On February 24, 2006, GEMA, the German music authors collecting society, submitted an application to the Schiedsstelle, an arbitration board responsible for copyright matters at the German Patent and Copyright Office, requesting arbitration of GEMA’s claim for alleged underpaid royalties in connection with Jamba GmbH’s sale of ringtones as downloadable content for mobile phones. Jamba is a wholly owned subsidiary of VeriSign, Inc. Jamba pays royalties to GEMA on a “per download” basis for ringtones. GEMA claims that Jamba should also pay royalties for all GEMA-represented ringtones made available to Jamba customers, regardless of whether or not the content represented by GEMA has been downloaded by a Jamba customer. On April 11, 2006, the Schiedsstelle notified Jamba! that it will conduct an arbitration of GEMA’s claim. Jamba submitted a response to GEMA’s application on May 22, 2006. GEMA submitted an answer to Jamba’s response on August 6, 2006. Jamba submitted a reply to GEMA’s answer on or about October 23, 2006. Arbitration has not yet been scheduled. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

VeriSign’s common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ended December 31, 2007:
Second Quarter	$32.12	$24.83
First Quarter	26.78	22.92
Year ended December 31, 2006:
Fourth Quarter	$26.77	$19.90
Third Quarter	23.27	15.95
Second Quarter	25.45	20.91
First Quarter	25.00	20.75
Year ended December 31, 2005:
Fourth Quarter	$24.48	$19.01
Third Quarter	30.99	20.29
Second Quarter	33.36	24.65
First Quarter	33.67	24.48

On June 29, 2007, there were 845 holders of record of our common stock; although we believe there are approximately 150,000 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On June 29, 2007, the reported last sale price of our common stock was $31.73 per share as reported by the NASDAQ Global Select Market.

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

We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth. Information regarding our equity compensation plans may be found in Part III, Items 11 and 12, of this report. Further information regarding our equity compensation plans may be found in Note 11 “Stockholders’ Equity” in Item 15 of our Consolidated Financial Statements of this report.

Share Repurchases

To facilitate the stock repurchase program, designed to return value to the stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

In 2001, the Board of Directors of VeriSign authorized the repurchase of up to $350 million of our common stock in open market, negotiated or block transactions. This stock repurchase program was completed in the third quarter of 2005. In 2005, the Board of Directors authorized a new stock repurchase program to repurchase up to $500 million of our common stock in open market, negotiated or block transactions. This stock repurchase was completed in the second quarter of 2006. On May 16, 2006, the Board of Directors authorized the repurchase of up to $1 billion stock of our common stock on the open market, or in negotiated or block trades. The 2006 stock program has no determined end date. As of December 31, 2006, we have approximately $984.7 million available under the 2006 stock repurchase program.

The following table sets forth the total amount of shares repurchased and net purchase price for the years presented:

	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands)
Shares repurchased	6,490	22,817	4,474
Aggregate purchase price	$135,000	$548,630	$113,257

From the inception of the stock purchase program in 2001 to December 31, 2006, a total of 35.3 million shares have been repurchased for an aggregate purchase price of approximately $865.3 million.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Index and the S&P 500 Information Technology Index on December 31, 2001, and calculates the return quarterly through December 31, 2006. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
VeriSign, Inc.	$100	$21	$43	$88	$58	$63
NASDAQ Composite Index	$100	$68	$103	$112	$113	$124
S&P 500 Information Technology Index	$100	$62	$91	$93	$94	$133

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated balance sheet as of December 31, 2005 and the consolidated statements of income for the years ended December 31, 2005 and 2004 have been restated as set forth below. The data for the consolidated balance sheets as of December 31, 2004, 2003 and 2002 and the consolidated statements of operations for the fiscal years ended December 31, 2003 and 2002 have been restated, but such restated data has not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

We have completed a number of acquisitions over the last three fiscal years, each of which was accounted for as a purchase transaction, which may affect year-over-year comparisons of our selected financial data. See a description of such acquisitions fully described in Note 3, “Business Combinations” of our Notes to Consolidated Financial Statements. Accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition. We sold certain assets related to our payment gateway business in November 2005. We accounted for this business as discontinued operations and accordingly, we have reclassified the selected financial data for all periods to reflect this business as discontinued operations. We completed the sale of our Network Solutions domain name registrar business in November 2003.

Selected Consolidated Statements of Operations Data: (in millions, except per share data)

	Year Ended December 31,
	2006 (1)	2005 (2) (4)	2004 (4)	2003 (3) (5)	2002 (3) (5)
		As Restated	As Restated	As Restated	As Restated
Continuing Operations:
Revenues	$1,575	$1,613	$1,121	$1,017	$1,195
Net income (loss)	378	162	135	(294)	(4,999)
Net income (loss) from continuing operations per share:
Basic	$1.55	$0.63	$0.54	$(1.23)	$(21.13)
Diluted	$1.53	$0.62	$0.53	$(1.23)	$(21.13)
Discontinued Operations:
Revenues	—	51	48	38	27
Net income (loss)	1	267	18	7	(16)
Net income (loss) from discontinued operations per share:
Basic	$—	$1.04	$0.07	$0.03	$(0.07)
Diluted	$—	$1.01	$0.07	$0.03	$(0.07)
Consolidated Total:
Net income (loss)	379	429	153	(287)	(5,015)
Net income (loss) per share:
Basic	$1.55	$1.67	$0.61	$(1.20)	$(21.20)
Diluted	$1.53	$1.63	$0.60	$(1.20)	$(21.20)

(1)	Net income includes $349.8 million in income tax benefits that resulted from the release of our valuation allowance of $236.4 million from our deferred tax assets and recognizing a non-recurring benefit to tax expense of $113.4 million due to a favorable ruling received in the second quarter of 2006 relating to a capital loss generated in 2003.
(2)	Net income for 2005 includes gain on sale of discontinued operations of $250.6 million, net of tax.
(3)	In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) the consolidated statements of operations includes the impairment of goodwill and the amortization and impairment of other intangible assets totaling $335.2 million and $4.9 billion in 2003 and 2002, respectively.
(4)	The information presented has been adjusted to reflect restatement of our financials which is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.
(5)	The Selected Financial Data for 2003 and 2002 has been restated to reflect adjustments related to stock- based compensation and other financial adjustments. See the tables below for additional information related to the restatement of fiscal years December 31, 2003 and 2002.

Consolidated Balance Sheet Data: (in millions)

	December 31,
	2006	2005	2004	2003	2002
		As Restated (1)	As Restated (2)	As Restated (2)	As Restated (2)
Total assets	$3,982	$3,181	$2,599	$2,102	$2,392
Long-term liabilities (3)	6	16	26	39	33
Stockholders’ equity	2,385	2,023	1,691	1,377	1,575

(1)	The information presented has been adjusted to reflect restatement of our financials which is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.
(2)	The Selected Financial Data for 2004, 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact. See table below for additional information related to the restatement of fiscal years ended 2004, 2003 and 2002.
(3)	Other long-term liabilities include other long-term liabilities and long-term accrued restructuring costs.

The impact of the restatement and a comparison to the amounts originally reported for the consolidated statements of operations and the consolidated balance sheet are detailed in the tables below (in millions, except per share amounts):

Selected Consolidated Statements of Income Data: (in millions, except per share data)

	Years Ended December 31,
	2005			2004
	Previously Reported	Adjustments	As Restated (1)	Previously Reported	Adjustments	As Restated (1)
Continuing Operations:
Revenues	$1,610	$3	$1,613	$1,118	$3	$1,121
Net income	139	23	162	173	(38)	135
Net income from continuing operations per share:
Basic	$0.54	$0.09	$0.63	$0.69	$(0.15)	$0.54
Diluted	$0.53	$0.09	$0.62	$0.67	$(0.14)	$0.53
Discontinued Operations:
Revenues	51	—	51	48	—	48
Net income	267	—	267	13	5	18
Income from discontinued operations per share:
Basic	$1.04	$—	$1.04	$0.05	$0.02	$0.07
Diluted	$1.01	$—	$1.01	$0.05	$0.02	$0.07
Consolidated Total:
Net income	406	23	429	186	(33)	153
Net income per share:
Basic	$1.58	$0.09	$1.67	$0.74	$(0.13)	$0.61
Diluted	$1.54	$0.09	$1.63	$0.72	$(0.12)	$0.60

(1)	The information presented has been adjusted to reflect restatement of our financials which is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for year ended December 31, 2003:

	Previously Reported (1)	Adjustments	As Restated
	(In thousands, except share data)
Revenues	$1,017,345	$—	$1,017,345

Costs and expenses:
Cost of revenues	439,152	2,575	441,727
Sales and marketing	187,334	5,029	192,363
Research and development	49,408	3,075	52,483
General and administrative	173,094	13,262	186,356
Restructuring and other charges	74,633	3,773	78,406
Impairment of goodwill	81,885	—	81,885
Impairment of other intangible assets	71,534	—	71,534
Amortization of other intangible assets	181,736	—	181,736

Total costs and expenses	1,258,776	27,714	1,286,490

Operating loss from continuing operations	(241,431)	(27,714)	(269,145)

Other expense:
Minority interest	(474)	—	(474)
Other expense, net	(7,803)	1,636	(6,167)

Total other expense, net	(8,277)	1,636	(6,641)

Loss from continuing operations before income taxes	(249,708)	(26,078)	(275,786)
Income tax expense	18,199	—	18,199

Net loss from continuing operations	(267,907)	(26,078)	(293,985)
Discontinued operations:
Net income from discontinued operations, net of tax	8,028	(821)	7,207

Net loss	$(259,879)	(26,899)	$(286,778)

Basic net loss per share from:
Continuing operations	$(1.12)	$(0.11)	$(1.23)
Discontinued operations	0.04	(0.01)	0.03

Net loss	$(1.08)	$(0.12)	$(1.20)

Diluted net loss per share from:
Continuing operations	$(1.12)	$(0.11)	$(1.23)
Discontinued operations	0.04	(0.01)	0.03

Net loss	$(1.08)	$(0.12)	$(1.20)

Shares used in per share computation:
Basic	239,780	(58)	239,722

Diluted	239,780	(58)	239,722

(1)	Previously reported numbers have been adjusted to show the sale of our payments gateway business in November 2005.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for year ended December 31, 2002:

	Previously Reported (1)	Adjustments	As Restated
	(In thousands, except share data)
Revenues	$1,194,351	$—	$1,194,351

Costs and expenses:
Cost of revenues	563,904	8,473	572,377
Sales and marketing	241,954	19,388	261,342
Research and development	43,364	6,323	49,687
General and administrative	170,985	18,082	189,067
Restructuring and other charges	88,574	—	88,574
Impairment of goodwill	4,364,613	—	4,364,613
Impairment of other intangible assets	223,844	—	223,844
Amortization of other intangible assets	283,861	—	283,861

Total costs and expenses	5,981,099	52,266	6,033,365

Operating loss from continuing operations	(4,786,748)	(52,266)	(4,839,014)

Other expense:
Minority interest	(415)	—	(415)
Other expense, net	(149,038)	(304)	(149,342)

Total other expense, net	(149,453)	(304)	(149,757)

Loss from continuing operations before income taxes	(4,936,201)	(52,570)	(4,988,771)
Income tax expense	10,375	—	10,375

Net loss from continuing operations	(4,946,576)	(52,570)	(4,999,146)
Discontinued operations:
Net loss from discontinued operations, net of tax	(14,721)	(1,550)	(16,271)

Net loss	$(4,961,297)	$(54,120)	$(5,015,417)

Basic net loss per share from:
Continuing operations	$(20.91)	$(0.22)	$(21.13)
Discontinued operations	(0.06)	(0.01)	(0.07)

Net loss	$(20.97)	$(0.23)	$(21.20)

Diluted net loss per share from:
Continuing operations	$(20.91)	$(0.22)	$(21.13)
Discontinued operations	(0.06)	(0.01)	(0.07)

Net loss	$(20.97)	$(0.23)	$(21.20)

Shares used in per share computation:
Basic	236,552	(24)	236,528

Diluted	236,552	(24)	236,528

(1)	Previously reported numbers have been adjusted to show the sale of our payments gateway business in November 2005.

Consolidated Balance Sheet Data: (in millions)

	December 31, 2005			December 31, 2004
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Total assets	$3,173	$8	$3,181	$2,593	$6	$2,599
Other long-term liabilities	16	—	16	26	—	26
Stockholders’ equity	2,032	(8)	2,024	1,692	(1)	1,691

	December 31, 2003			December 31, 2002
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Total assets	$2,101	$1	$2,102	$2,391	$1	$2,392
Other long-term liabilities	39	—	39	33	—	33
Stockholders’ equity	1,384	(7)	1,377	1,579	(4)	1,575

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2007. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for the years ended December 31, 2005 and 2004. We are also restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and the unaudited condensed financial statements for the three months ended March 31, 2006.

The decision to restate was based on the results of an independent review into our stock option accounting that was conducted under the direction of an ad hoc group of our independent directors who had not served on our Compensation Committee before 2005 (“Ad Hoc Group”). As part of the restatement, we have also made adjustments to our consolidated financial statements for the years ended December 31, 2005, 2004, 2003 and 2002 to correct errors identified for these fiscal years, which were not material to our financial statements in the aggregate or for any prior fiscal year.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

We first learned of the potential issues associated with our past stock option grants from a May 16, 2006 article published by the Center for Financial Research and Analysis (“CFRA”) in which we were referenced as one of 15 public companies with one or two stock grants between 1997 and 2002 that the CFRA suggested were timed at, or close to, 40-day lows in the applicable company’s stock price or preceding a material change in our stock price. Promptly after learning of the CFRA article, and prior to receiving the grand jury subpoena or the informal SEC request described below, the Ad Hoc Group, with the assistance of independent outside counsel, Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), began reviewing the facts and circumstances of the timing of our historical stock option grants for the period January 1998 to May 2006 (“relevant period”). We believe that the analysis was properly limited to the relevant period. In addition to Cleary Gottlieb, the Ad Hoc Group was assisted in its Review by independent forensic accountants (collectively the “Review Team”).

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

On May 29, 2007, we announced that Stratton Sclavos, our then-current Chairman and Chief Executive Officer, had resigned from his position with VeriSign. Following Mr. Sclavos’ resignation, the Board elected director William A. Roper, Jr. as our President and CEO and Edward Mueller as our Chairman of the Board of Directors.

On July 10, 2007, Dana L. Evan, our then-current Executive Vice President of Finance and Administration and Chief Financial Officer, resigned from her position with VeriSign.

On July 5, 2007 and July 12, 2007, the Board of Directors appointed Albert E. Clement Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively of the Company.

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

Consistent with the accounting literature and recent guidance from the SEC, as part of the restatement, the grants during the relevant period were organized into categories based on grant type and process by which the grant was finalized. The evidence related to each category of grant was analyzed including, but not limited to, electronic and physical documents, document metadata, and witness interviews. Based on the relevant facts and circumstances, and consistent with the accounting literature and recent guidance from the SEC, the controlling accounting standards were applied to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related income tax effects.

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

•

Except for grants to Section 16 officers which require Compensation Committee approval, for new hire grants and promotion grants, prior to March 13, 1998, the measurement date was the date the Compensation Committee approved the grant (as described above). For new hire grants and promotion grants after March 13, 1998 and prior to September 2000 and after September 30, 2002, the measurement date was the 15th day or the last day of the month (or the prior business day if that day was not a business day) following the actual and documented start date or promotion date of the respective employee receiving the grant. New hire grants and promotion grants made in the period September 1, 2000 through September 30, 2002 required CEO approval. For new hire grants and promotion grants in the period September 1, 2000 through September 30, 2002, the measurement date was the date on which the CEO communicated approval to either the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price. If that date could not be determined, the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge.

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

Method for Determining Proper Measurement Dates:    For the initial grant, the measurement date was the date the director was appointed to the Board, as reflected in Board minutes. In the absence of Board minutes, the date specified in the proxy statement or, if not clear, the date of the first Board meeting attended by the new director. For anniversary grants, annually on the date of the initial grant (or the next business day if such date was not a business day).

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

The former CEO received certain options from Network Solutions, Inc. (“NSI”) in his capacity as a NSI director prior to our acquisition of NSI. Upon receiving legal advice, management extended the term of those options beyond their original expiration date. The former CEO exercised those options on May 24, 2002. The Ad Hoc Group reviewed the extension of these options and determined that the legal advice was incorrect and that the options should not have been extended. Upon learning of this determination in January 2007, the former CEO voluntarily paid us $174,425, reflecting the after-tax net profit he received from the exercise of those options.

2002 Retention Grants:    Between February and May 2002, the Compensation Committee considered special option grants as a retention incentive for executive officers and other executives and key employees, since in many cases the exercise prices of options previously granted to these individuals were significantly above the then-current market price for shares of our common stock. These retention grants are summarized as follows:

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

The grants to employees previously approved by the CEO on March 20, 2002 were submitted for approval to the Compensation Committee as evidenced in a UWC dated May 24, 2002. The Compensation Committee approved the 305 employee grants with an exercise price of $10.08, the market value of our common stock on May 24, 2002. Therefore the employee awards were re-priced on that date. Although the awards had been communicated to the employees and disclosed in our Form 10-Q for the first quarter of 2002, the accounting impact of the repricing was not recorded at the time of the Compensation Committee approval and we did not properly disclose the circumstances of these grants. As a result of the repricing, and after applying variable accounting, approximately $6.6 million, net of reversals of additional stock-based compensation expense, has been recorded for the periods between 2002 and 2006.

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

Former CFO:    An option grant to the CFO of 40,000 shares originally dated March 15, 2001 at an exercise price of $34.44 was modified to a new exercise price of $42.26. The CFO’s 409A tax election described below modified 1,667 of these options and the Board of Directors determined to modify the remaining 38,333 options.

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

Other:    The Company and the Review Team also determined that the former CEO received an option grant in October 1998 for 100,000 shares (95,928 non-qualified stock options (“NQSOs”) and 4,072 incentive stock options (“ISOs”)), which split to options for 200,000 shares in May 1999 and then split again to options for 400,000 shares in November 1999 when we announced a stock split during those respective periods. The account statements and monthly reporting statements for November 1 and December 1, 2000 showed that the former CEO held options for 400,000 shares at the split-adjusted price of $7.67. However, the Ad Hoc Group determined that sometime between December 1, 2000 and January 1, 2001, we erroneously changed the former CEO’s options to reflect the pre-split amount of 100,000 shares instead of 400,000 shares, but at the post-split price of $7.67. The error was never subsequently corrected. Therefore, the former CEO did not receive the benefit of the additional 300,000 options arising from the two stock splits, which expired in 2005. Based on a determination by the Board of Directors after the Ad Hoc Group’s Review in May 2007, we have agreed to pay the former CEO $5,459,430, reflecting the gain he would have realized from the exercise of these options prior to their expiration, based on the weighted-average price of stock options exercised by the former CEO in August 2005.

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

The Board has adopted all of the Review’s findings and recommendations. Under the direction of the Audit Committee and the Compensation Committee, and with the assistance of PricewaterhouseCoopers LLP, we have implemented or are in the process of implementing the recommendations.

Based on the results of the Review, we have recorded additional non-cash stock-based compensation expense (benefit) net of related income tax effects related to past stock option grants of $1.5 million for the first quarter ended March 31, 2006, ($21.6) million and $36.9 million in fiscal years 2005 and 2004, respectively. These adjustments were recorded based on the evidence and findings from the Ad Hoc Group’s review, including analysis of the measurement dates for the 8,164 stock option grants made on 41 dates during the relevant period that the Review determined were incorrect.

The incremental impact from recognizing stock-based compensation expense resulting from the Ad Hoc Group’s Review of past stock option grants is as follows (dollars in thousands):

Fiscal Year	As Restated		As Previously Reported	Pre-Tax Expense (Income) Adjustments		After Tax (Income) Expense Adjustments
1998	$1,288		$1,280	$8		$8
1999	7,057		104	6,953		6,953
2000	24,814		1,722	23,092		23,092
2001	42,500		7,803	34,697		34,697
2002	70,066		18,956	51,110		51,110

2003	35,010		7,389	27,621		27,621

Total 1998–2003 impact	180,735		37,254	143,481		143,481
2004	46,835		3,136	43,699		36,873
2005(2)	(10,588	)(2)	6,312	(17,670)		(21,560)
2006(1)	66,285		64,438	1,847	(1)	1,532	(1)

Total	$283,267		$111,140	$171,357		$160,326

(1)	Pre-tax expense adjustments are through March 31, 2006 and represents amounts being reported pursuant to FAS 123R whereas amounts for all other years represent amounts being reported pursuant to APB 25.
(2)	Includes $0.8 million of other stock-based compensation adjustments that were unrelated to past stock option grants.

Additionally, the pro forma expense under SFAS No. 123 in Note 1 in the Notes to Consolidated Financial Statements of this Form 10-K has been restated to reflect the impact of these adjustments for the years ended December 31, 2005 and December 31, 2004.

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

We also believe that we should not have taken a tax deduction under Internal Revenue Code (IRC) Section 162(m) in prior years for stock option related amounts pertaining to certain executives. Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax net operating losses associated with the stock option intra-period allocation have decreased by $12.6 million. We continue to apply a valuation allowance to our tax net operating losses relating to stock options exercised prior to the adoption of SFAS No.123R, “Share-Based Payment.” Pursuant to Footnote 82 of SFAS No. 123R, we recognize financial statement benefit of these tax net operating losses when such losses reduce cash taxes paid.

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

These adverse tax consequences may be avoided for unexercised Affected Options if the exercise price of the Affected Option is adjusted to reflect the fair market value at the time the option was granted (as such measurement date is determined for financial reporting purposes). Under Treasury regulations, Affected Options held by executive officers or directors were to be amended on or before December 31, 2006 to avoid the adverse tax consequences of Section 409A; holders of Affected Options who are not our executive officers or directors have until December 31, 2007 to amend their Affected Options to avoid the adverse tax consequences of Section 409A. Four of our current and former executive officers and a current director holding Affected Options elected to increase the exercise price of their Affected Options to the market price on December 31, 2006. Effective December 31, 2006, the exercise prices of Affected Options held by D. James Bidzos, a current board member, Dana Evan, former Chief Financial Officer, Robert Korzeniewski, Executive Vice President of Corporate Development, Judy Lin, former Executive Vice President of Security Services and Mark McLaughlin, Executive Vice President of Products, Marketing and Customer Support, were adjusted so that these options will not be subject to Section 409A. We are currently considering actions to avoid or alleviate certain of the adverse tax consequences associated with Affected Options for employees who are not executive officers of the Company and whether to offer compensation to the executive officers and director who elected to increase the exercise price of their Affected Options as of December 31, 2006. Should we decide to take actions to avoid or alleviate these adverse tax consequences associated with current and former employees outstanding Affected Options, we estimate the related compensatory payments would be approximately $11.6 million. In June 2007, we made payments of approximately $0.9 million on behalf of current and former employees who exercised Affected Options in 2006 under the IRS and California Franchise Tax Board 409A Compliance Resolution Programs. We estimate the cost to participate in these Compliance Resolution Programs, including a gross-up payment to the affected employees, will be approximately $1.9 million.

Other Matters

As part of the restatement, we made other adjustments to previously stated financial statements back to 2002. These adjustments include corrections to revenue, expenses, other income and related income tax adjustments. The adjustments mentioned below are in addition to the recognition of additional stock compensation expense resulting from the stock option investigation.

In 2002, we recorded a $2.7 million charge to stock compensation expense that was previously recorded in the first quarter of 2003.

As part of our stock option investigation, we were required to record additional payroll tax expense for the periods affected by the restatement. Although the statute for such taxes is closed through 2003, we recorded the additional payroll tax as if the statute were open, and then reversed the accrual for payroll tax when the statute closed. We recorded additional immaterial expenses in 2002 and 2003 and reduced payroll tax expense by $4.0 million and $0.8 million in 2004 and 2005, respectively.

As part of the 2003 restructuring activities, we had one significant leased property for which real estate taxes and utilities costs were not properly accounted for at the time of the restructuring. The adjustment resulted in an increase in accrued restructuring costs of $3.8 million in 2003. Approximately $1.5 million of this adjustment was later released in 2004 as part of the building was subleased to a third party and $2.3 million was released in 2005 when the remainder of the space was assumed by another tenant directly with the landlord.

During 2004, we adjusted the interest amortization on the note receivable from Network Solutions. This item was the result of adjusting the interest rate on the loan to a market rate. It was determined that this adjustment would have increased other income in the fourth quarter of 2003 by $1.9 million. We originally booked the additional $1.9 million gain in 2004, which has since been reversed.

As a part of our internal control processes during 2006, we detected an error related to the accounting for software maintenance amortization for various software license arrangements acquired from vendors. As a result of this error, we increased software maintenance expenses by $203,000 in 2004, $2.5 million in 2005 and $1.2 million in the first quarter of 2006.

During 2006, we detected two errors related to the accounting at our Jamba subsidiary in Berlin, Germany. The first error relates to the accounting for insurance revenues recorded after Jamba was acquired. We did not properly account for insurance renewal premiums on contracts that were renewed after the acquisition. The second error relates to the timing of certain revenues, which were booked in incorrect periods. The combined impact of these errors increased revenues $2.3 million in 2004, $3.1 million in 2005 and $284,000 in the first quarter of 2006.

In the first quarter of 2006, we reversed $1.1 million of revenue to account for billed services that were not delivered under contractual terms.

The following table presents the impact of the other adjustments that are not related to the stock option investigation on consolidated selected financial data for the periods presented:

	Twelve Months Ended				Three Months Ended
	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	March 31, 2006
	(in thousands, except per share data)
Increase (decrease) in revenues	$—	$—	$2,289	$3,080	$(786)
Increase (decrease) in costs	2,706	914	(4,526)	213	936
(Decrease) increase in other income, net	(304)	1,636	(1,175)	(295)	79
Tax (benefit) expense	—	—	2,172	1,615	110

Change in net (loss) income	$(3,010)	$722	$3,468	$957	$(1,753)
Change in net (loss) income per share, basic and diluted	$(0.01)	$—	$0.01	$—	$(0.01)

Business Overview

In January 2007, we announced a new functional business structure that reorganizes the Internet Services Group (the “ISG”) and the Communications Services Group (the “CSG”) to deliver an integrated portfolio of products and services through a unified sales and services team across multiple industries. Our two main functional units will be Sales and Consulting Services and Products and Marketing. The Sales and Consulting Services group will combine our multiple sales and consulting functions into one organization, focused on global accounts, strategic partnerships and worldwide channel relationships. The group will be aligned by vertical industry to focus on specialized customer needs and solutions delivery, and will also include our in-market consulting services, Business Development and Global Channels teams. The Products and Marketing group is responsible for the development, marketing, delivery and support of all of our products and solutions to businesses of all sizes. The group includes all facets of product management, product development, marketing and customer support, as well as a new innovation team chartered with looking at longer-term product line synergies and emerging market trends.

We operate intelligent infrastructure services that enable and protect billions of interactions every day across the world’s voice and data networks. In 2006, our business consists of two reportable segments: the ISG and the CSG.

The ISG consists of the Security Services business and Information Services business. The Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risk, including the following types of services: SSL certificate services; managed security services; iDefense security intelligence services; authentication services, including managed PKI services, unified authentication services and VeriSign Identity Protection services; and global security consulting service. The Information Services business operates the authoritative directory of all .com, .net, .cc, and .tv domain names, and provides other services, including intelligent supply chain services, real-time publisher services, and digital brand management services.

The CSG provides managed solutions to fixed line, broadband, mobile operators and enterprise customers through our integrated communications, content and commerce platforms. Our communications service offerings include connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, mobile commerce, self-care and analytics services; and content services, such as digital content and messaging services.

Acquisitions

On November 30, 2006, we completed our acquisition of inCode Telecom Group, Inc. (“inCode”), a privately held consulting firm for the wireless industry. We paid approximately $41.8 million for all of the outstanding capital stock, vested stock options and assumed unvested stock options of inCode. Immediately upon closing, we paid $21.7 million of inCode’s outstanding principal debt and assumed liabilities.

On September 1, 2006, we completed our acquisition of GeoTrust, Inc. (“GeoTrust”), a Needham, Massachusetts-based privately held provider of digital certificates and identity verification solutions. We paid approximately $127.4 million for all of the outstanding capital stock of GeoTrust.

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

In October 2005, we completed our acquisition of Retail Solutions International, Inc. (“RSI”), a Lincoln, Rhode Island-based privately held provider of operational point-of-sale data to the retail industry. We paid approximately $25.2 million for all of the outstanding capital stock, vested stock options and assumed unvested stock options of RSI.

In October 2005, we completed our acquisition of Moreover Technologies, Inc., (“Moreover”) a privately held wholesale aggregator of real-time internet content. We paid approximately $29.7 million for all the outstanding capital stock, vested stock options and transaction related expenses of Moreover.

In October 2005, VeriSign Japan, our majority-owned consolidated subsidiary, completed its acquisition of siteRock K.K., a Tokyo-based privately held remote network monitoring and outage managing and handling firm. VeriSign Japan paid approximately $53.3 million in cash for siteRock K.K.

In July 2005, we completed our acquisition of iDefense, Inc., (“iDefense”) a Reston, Virginia-based privately held provider of detailed intelligence on network-based threats, vulnerabilities and malicious code. We paid approximately $37.8 million in cash for all the outstanding capital stock, vested stock options and certain transaction-related expenses and assumed unvested stock options of iDefense.

In April 2005, we completed our acquisition of LightSurf Technologies, Inc., (“LightSurf”) a Santa Cruz, California-based privately held provider of multimedia messaging and interoperability solutions for the wireless market. We paid approximately $275.4 million in common stock for all of the outstanding capital stock, warrants, vested stock options and certain transaction-related expenses and assumed unvested stock options of LightSurf.

In June 2004, we completed our acquisition of Jamba, a privately held provider of content services. We paid approximately $266.2 million for all the outstanding shares of capital stock of Jamba, of which approximately $178.0 million was in cash and the remainder in VeriSign common stock. Also, in June 2004, we acquired the remaining 49% minority interest in VeriSign Australia for approximately $4.6 million in VeriSign common stock. VeriSign Australia is now a wholly-owned subsidiary.

In February 2004, we completed our acquisition of Guardent, Inc., a privately held provider of managed security services. We paid approximately $141.2 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock.

In addition to the above, we also completed several other acquisitions during 2006, 2005 and 2004 that were not material on an individual basis or in the aggregate.

We accounted for all of our significant acquisitions in 2006, 2005 and 2004 as business combinations using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations”. Accordingly, the acquired companies’ revenues, costs and expenses have been included in our results of operations beginning with their dates of acquisition.

See Note 3 “Business Combinations” of our Notes to Consolidated Financial Statements for further information regarding our business acquisitions over the last three years.

Dispositions

Payment Gateway Business Sale

On November 18, 2005, we completed the sale of certain assets related to our payment gateway business to PayPal, Inc. and PayPal International Limited for $370 million in cash. This transaction was accounted for as a discontinued operation in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144) and, accordingly, we have reclassified the consolidated financial statements for all periods to reflect this transaction.

Domain Name Registrar Business

On January 9, 2006, Network Solutions repaid in full all amounts outstanding under the Secured Senior Promissory Note dated November 25, 2003. In addition, Network Solutions redeemed our 15% equity interest in Network Solutions. We received approximately $47.8 million in total cash, which included the $26.5 million repayment of the note receivable and related interest and recognized a gain on investment of $21.3 million. As a result of the redemption of the membership interests, we no longer own equity interests in any Internet domain name registrars.

VeriSign Japan K.K.

On November 22, 2004, we sold 18,000 ordinary shares of our Tokyo-based, majority-owned consolidated subsidiary, VeriSign Japan K.K. (“VeriSign Japan”), representing approximately 7% of our ownership interest, for approximately $78 million. After giving effect to the sale, we continue to own a majority stake in VeriSign Japan equal to approximately 54% of VeriSign Japan’s total shares outstanding.

Subsequent Events

In January 2007, we initiated a restructuring plan to execute a company-wide reorganization replacing the previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, disposals of property and equipment, and other charges. In the first quarter of 2007, we recorded approximately $26.9 million in restructuring charges.

As of the date of the filing of this report, we are not in compliance with certain covenants under our Credit Agreement related to the $500 million senior unsecured revolving credit facility (the “Facility”), as described in Note 10 “Credit Facility” in the Notes to the Consolidated Financial Statements, that require us to deliver specified financial statements, compliance certificates and certain other documents to our Lenders. The required Lenders under the Facility have waived our compliance with these requirements through July 13, 2007. On February 28, 2007, we repaid $199 million in loans representing the entire outstanding balance under our $500 million senior unsecured revolving credit facility.

On January 31, 2007, the Company and Fox Entertainment (“Fox”), a subsidiary of News Corporation, and various subsidiaries of our Company and Fox, finalized two joint venture agreements to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements Fox (through a subsidiary) will own a 51% interest in the joint ventures, and we (through a subsidiary) will own a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other is based in the United States. We contributed our Jamba “business to consumer” business to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S.-based joint venture. Fox paid us approximately $192.4 million in cash for its contribution of the Jamba business and we paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets

In the first quarter of 2007, we decided to sell our wholly-owned Jamba Services GmbH subsidiary. In accordance with SFAS 144, the associated assets and liabilities of Jamba Services GmbH will be classified as held for sale and its operations will be reported as discontinued operations in the first quarter of 2007.

On May 27, 2007, Stratton D. Sclavos, our former President, Chief Executive Officer, Chairman of the Board of Directors and member of our Board of Directors, resigned from his positions. Effective May 27, 2007, our Board of Directors appointed William A. Roper, Jr., to replace Mr. Sclavos as President and Chief Executive Officer, and elected Edward A. Mueller as Chairman of the Board of Directors.

On July 5, 2007 and July 12, 2007, the Board of Directors appointed Albert E. Clement as Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively of the Company.

On July 10, 2007, Dana Evan, our then-current Executive Vice President, Finance and Administration and Chief Financial Officer resigned from her position with VeriSign.

Critical Accounting Policies and Significant Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring and stock-based compensation. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from consulting services are recognized either on a time-and-materials basis as the services are performed, or for fixed price consulting as services are performed, completed and accepted. In some cases fixed price consulting is measured using the proportional performance method of accounting. Proportional performance is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. We have a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials are recognized as services are performed.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2006, the allowance for doubtful accounts represented approximately 2.4% of total accounts receivable, or approximately $8.1 million. A change of 1% in our estimate would amount to approximately $3.4 million.

The following table shows a comparison of our bad debt expense for 2006, 2005 and 2004:

	2006	Change	2005	Change	2004
	(Dollars in thousands)
Bad debt (recovery) expense	$(1,165)	(212)%	$1,041	121%	$472

Valuation of long-lived assets including goodwill and other intangibles

Our long-lived assets consist primarily of goodwill, other intangible assets and property and equipment. We review, at least annually, goodwill resulting from purchase business combinations for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS 144. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset.

Recoverability of long-lived assets other than goodwill is measured by comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and other intangible assets, net of accumulated amortization, totaled approximately $1.8 billion at December 31, 2006, which was comprised of $1.5 billion of goodwill and $0.3 billion of other intangible assets. Other intangible assets include customer relationships, technology in place, carrier relationships, non-compete agreements, trade names, and other. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of our acquired assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. It is our policy to engage third- party valuation consultants to assist us in the measurement of the fair value of our long-lived intangible assets including goodwill.

Restructuring, impairment and other charges (reversals), net

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated plans to restructure our operations to fully rationalize, integrate and align our resources. Both plans resulted in reductions in workforce, abandonment of excess facilities, disposal of property and equipment and other charges. We expect these restructuring plans to be completed in 2008 upon the expiration of our lease obligations for abandoned facilities. Restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary. During 2006, we recorded net restructuring reversals of approximately $6.4 million primarily related to excess facilities as a result of reductions in lease obligations. Such estimates will likely be revised in the future.

Stock-based compensation

Effective January 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with Financial Accounting Standards Board’s (“FASB”) SFAS 123R. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, we will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS 123 pro forma disclosures.

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

See Note 13 “Stock-Based Compensation” of our Notes to Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

Results of Operations

The following table sets forth the selected information on our results of operations as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Revenues	100%	100%	100%

Cost and expenses:
Cost of revenues	37	32	39
Sales and marketing	24	30	22
Research and development	8	6	6
General and administration	16	11	17
Restructuring, impairment and other charges (reversals), net	—	1	2
Amortization of other intangibles assets	8	6	7
Acquired in-process research and development	1	1	—

Total costs and expenses	94	87	93

Operating income from continuing operations	6	13	7

Minority interest	—	—	—
Other income, net	3	3	7

Total other income, net	3	3	7

Income from continuing operation before income taxes	9	16	14
Income tax (benefit) expense	(15)	6	2

Net income from continuing operations	24	10	12
Discontinued operations
Net income from discontinued operations, net of tax	—	1	2
Gain on sale of discontinued operations, net of tax	—	16	—

Net income from discontinued operations	—	17	2

Net income	24%	27%	14%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Revenues

In 2006, 2005 and 2004, we had two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues from continuing operations for the years ended December 31, 2006, 2005 and 2004 is presented below:

	December 31, 2006	% Change	December 31, 2005	% Change	December 31, 2004
			As Restated (1)		As Restated (1)
	(Dollars in thousands)
Internet Services Group	$758,763	20%	$633,784	23%	$515,999
Communications Services Group	816,486	(17)%	978,790	62%	604,596

Total revenues	$1,575,249	(2)%	$1,612,574	44%	$1,120,595

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Internet Services Group (ISG)

2006 compared to 2005:    Revenues from our ISG increased by approximately $125.0 million. Our Information Services Group revenue increased $83.7 million due to a 30% increase in the number of active domain names ending in .com and .net under management. Our Security Services Group revenue increased $41.2 million primarily due to a $26.0 million increase in Website digital certificate revenue that was the result of a 65% increase in the installed base of digital certificates, a $17.7 million increase in our managed security services and security consulting revenues partially offset by a $3.7 million decrease in enterprise security services revenue. The 65% increase in the install base of Website digital certificates was primarily due to the 259,000 additional certificates acquired as a result of the acquisition of GeoTrust in September of 2006.

2005 compared to 2004:    Revenues from our ISG increased by approximately by $117.8 million. Our Information Services revenue increased $62.3 million due a 30% increase in active domains ending in .com and .net under management. Our Security Services group increased $55.7 million, primarily due to a $29.2 million increase in Website digital certificate revenues, and a $32.8 million increase in managed security services and security consulting revenue, partially offset by a $5.8 million decrease in enterprise security services.

The following table compares active domain names ending in .com and .net managed by our Information Services business and the approximate installed base of Website digital certificates in our commerce site services business as of the end of each year presented:

	December 31, 2006	% Change	December 31, 2005	% Change	December 31, 2004
Active domain names ending in .com and .net	65.0 million	30%	50.0 million	30%	38.4 million
Installed base of Web site digital certificates	807,000	65%	489,000	7%	455,000

Excluding the GeoTrust transaction, the installed base of digital certificates would have increased 12% year-over-year.

Communications Services Group (CSG)

2006 compared to 2005:    Revenues from our CSG decreased approximately $162.3 million, partially offset by a $57.8 million increase in revenue as a result of new acquisitions in 2006. Our Content Services revenue, which includes our digital content, messaging and mobile delivery services, decreased $159.4 million primarily due to a $231.7 million decrease from Jamba, partially offset by $26.0 million increase in messaging services and $46.2 million of revenue as a result of 2006 acquisitions. The decline in our content services business was primarily attributable to increased pricing pressure and a decline in the number of subscribers. Our Communication and Commerce Services revenue, which includes network connectivity services, intelligent databases and directory services, billing and payment services and clearing and settlement services decreased by $7.8 million compared to 2005. The decrease was primarily due to a $13.4 million decrease in clearing and settlement services and a $6.7 million decrease in connectivity and database services. These declines were primarily due to industry consolidation and pricing pressures. These declines were partially offset by $6.4 million increase in billing and payment services, which was primarily due to the result of an increase in the number of subscribers.

2005 compared to 2004:    Revenues from our CSG increased approximately $374.2 million primarily due to a $373.3 million increase in content services revenues during the year. This increase was due primarily to recognizing a full year of Jamba revenue in 2005 as compared to seven months of revenue in 2004 coupled with significant growth in our content services business during 2005. The content services business grew in the second, third and fourth quarters of 2005 compared to the same periods in 2004; however, revenues decreased sequentially in the third and fourth quarters of 2005 due to increased pricing pressures and a decline in the number of subscribers. Network services and connectivity revenues increased approximately $7.0 million and clearing, roaming, settlement and intelligent network services revenues also increased by approximately

$10.9 million primarily due an increase in the number of records and transactions cleared. These increases were offset by a decline in billing and payment services of approximately $24.7 million primarily due to a decline in the subscriber base and pricing reductions for these services during the year. Intelligent database services revenues were unchanged from 2004 as increases in queries were off-set by price declines in our calling name (CNAM) service.

The following table compares the approximate number of annual database queries as of the end of each year presented:

	December 31, 2006	% Change	December 31, 2005	% Change	December 31, 2004
Annual database queries	64.4 billion	12%	57.6 billion	21%	47.8 billion

Revenues from the Jamba business unit generated approximately $299 million in CSG revenue in 2006. We will record Jamba revenues through January 2007, and starting in February 2007, we will account for Jamba as an investment accounted for under the equity method. We will record 49% of the Jamba joint venture net income as “other income” in the statement of income.

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following table shows a comparison of our continuing revenues by geographic region for each year presented:

	2006	2005	2004
		As Restated (1)	As Restated (1)
	(In thousands)
Americas:
United States	$1,104,594	$1,012,448	$796,124
Other (2)	40,119	25,214	19,734

Total Americas	1,144,713	1,037,662	815,858
EMEA (3)	312,886	476,305	239,598
APAC (4)	117,650	98,607	65,139

Total revenues	$1,575,249	$1,612,574	$1,120,595

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	Canada, Latin America and South America
(3)	Europe, the Middle East and Africa (“EMEA”)
(4)	Australia, Japan and Asia Pacific (“APAC”)

2006 compared to 2005:    Revenues increased approximately $107.1 million in the Americas region primarily as a result of the increase in domain names ending in .com and .net under management coupled with an increase in the installed base of website digital certificates. Revenues in our EMEA region decreased approximately $163.4 million primarily due to a decrease in revenue from Jamba business unit in the region. The increase in APAC revenues of approximately $19.0 million was attributed to increased enterprise security revenues in both Japan and Australia and increased managed security services revenue in Japan.

2005 compared to 2004:    Revenues increased approximately $221.8 million in the Americas region primarily as a result of the increase in domain names ending in .com and .net under management coupled with an increase in the installed base of website digital certificates. Revenues in our EMEA region increased approximately $236.7 million primarily due to recognizing a full year of revenue from our Jamba business unit in the region coupled with strong growth in Jamba in the first half of 2005. The increase in APAC revenues of approximately $33.5 million was attributed to increased enterprise security revenues in both Japan and Australia and increased managed security services revenue in Japan.

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

A comparison of cost of revenues and employee headcount for the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006	% Change	2005	% Change	2004
			As Restated (1)		As Restated (1)
	(Dollars in thousands)
Cost of revenues	$580,739	13%	$512,543	17%	$437,872
Percentage of revenues	37%		32%		39%
Employee headcount	2,342	30%	1,807	24%	1,452

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

2006 compared to 2005:    Cost of revenues increased approximately $68.2 million primarily due to the business acquisitions completed during 2006 and a full year of expenses for the business acquisitions completed in 2005. Salary and employee benefit costs increased approximately $38.2 million primarily due to a 30% increase in headcount primarily related to completed business acquisitions in 2006 and increases in salary and bonus payments to employees. Stock compensation expense increased $13.8 million primarily as a result of the adoption of SFAS 123R in 2006. Contract and professional services increased approximately $13.9 million in 2006, primarily due to increased third-party customer care services and an increase in the use of contractors to support new product initiatives and as a result of the acquisitions completed in 2006.

2005 compared to 2004:    Cost of revenues increased approximately $74.7 million primarily due to the business acquisitions completed in 2005 and an increase in costs in our content services business that was primarily due to the Jamba acquisition in 2004. Salary and employee benefit costs increased approximately $33.8 million primarily due to a 24% increase in headcount, primarily due to completed business acquisitions in 2005 and increases in commissions and bonuses. Expenses related to contract and professional services increased approximately $18.0 million in 2005, primarily due to increased costs for third-party customer care services, consulting for billing services and service development costs for prepaid services. Retailer commissions related to content services increased approximately $7.4 million over 2004. Other increases in cost of revenues were related to cost of maintenance of equipment and software. These increases were partially offset by a $1.4 million decrease in stock compensation expense that resulted from variable-plan accounting for certain stock option grants.

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

A comparison of sales and marketing expenses and employee headcount for the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006	% Change	2005	% Change	2004
			As Restated (1)		As Restated (1)
	(Dollars in thousands)
Sales and marketing	$377,550	(21)%	$479,599	94%	$246,659
Percentage of revenues	24%		30%		22%
Employee headcount	989	30%	763	16%	656

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

2006 compared to 2005:    Sales and marketing expenses decreased approximately $102.0 million primarily due to a decrease of approximately $144.9 million in advertising and marketing expense. The reason for the decline in advertising and marketing was primarily due to the result of significant marketing cutbacks for our content services business. Salary and employee benefits increased approximately $13.6 million due to a 30% increase in headcount primarily related to the business acquisitions completed in 2006, and an increase in bonus and commission payments. Stock compensation expense increased $15.0 million as a result of the adoption of SFAS 123R. Travel expense increased approximately $5.5 million due to an increase in headcount and costs related to our business acquisitions. Contract and professional services increased approximately $4.1 million as a result of policy efforts directly related to the renewal of the ICANN agreement.

2005 compared to 2004:    Sales and marketing expenses increased approximately $232.9 million primarily due to an increase of approximately $201.0 million relating to advertising and marketing expenses. The increase in advertising and marketing was primarily due to the result of a significant increase in expenses that resulted from the Jamba acquisition. Salary and employee benefits increased approximately $31.2 million primarily due to a 16% increase in headcount primarily due to business acquisitions in 2005 and recognizing a full year of expenses from 2004 acquisitions. Corporate brand advertising, including the re-launch of our brand, and corporate marketing, increased $4.4 million. These increases were partially offset by a $7.1 million decrease in stock compensation expense that resulted from variable-plan accounting for certain stock option grants.

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

A comparison of research and development expenses and employee headcount for the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006	% Change	2005	% Change	2004
			As Restated (1)		As Restated (1)
	(Dollars in thousands)
Research and development	$129,343	35%	$95,594	50%	$63,689
Percentage of revenues	8%		6%		6%
Employee headcount	1,022	28%	801	96%	408

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

2006 compared to 2005:    Research and development expenses increased approximately $33.7 million primarily due to additional expenses associated with the business acquisitions completed during 2006 and a full year of expenses for the completed business acquisitions in fiscal 2005. Salary and employee benefit costs increased $17.6 million due to a 28% increase in headcount. Occupancy-related costs increased due to an increase in infrastructure and assets placed in service in 2006. Stock compensation expense increased $9.1 million as a result of the adoption of SFAS 123R. Other increases were primarily related to costs associated with the depreciation and maintenance of equipment and software.

2005 compared to 2004:    Research and development expenses increased approximately $31.9 million primarily due to additional expenses relating from the business acquisitions completed in 2005. Salary and employee benefit costs increased $25.5 million primarily due to a 96% increase in headcount. These increases were partially offset by a $3.5 million decrease in stock compensation expense that resulted from variable-plan accounting for certain stock option grants. Occupancy-related costs increased due to additional infrastructure and assets placed in service in 2005 and additional expenses that resulted from our business acquisitions.

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

A comparison of general and administrative expenses and employee headcount for the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006	% Change	2005	% Change	2004
			As Restated (1)		As Restated (1)
	(Dollars in thousands)
General and administrative	$256,801	43%	$180,108	(7)%	$193,927
Percentage of revenues	16%		11%		17%
Employee headcount	978	39%	705	24%	567

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

2006 compared to 2005:    General and administrative expenses increased approximately $76.7 million primarily due to an increase of approximately $20.3 million in salary and employee benefit costs resulting from a 39% increase in headcount and salary increases across all business units. Stock compensation expense increased $38.6 million as a result of the adoption of SFAS 123R. Expenses related to contract and professional services increased approximately $13.4 million primarily due to the legal and consulting services relating to the stock option investigation.

2005 compared to 2004:    General and administrative expenses decreased approximately $13.8 million primarily due to a $45.6 million decrease in stock compensation expense that resulted from variable-plan accounting for certain stock option grants. Salary and employee benefit costs increased approximately $17.0 million primarily due a 24% increase in headcount. Equipment and software related expenses increased approximately $7.4 million, primarily due to an increase in hardware maintenance costs, software licenses and depreciation expense. Legal costs increased approximately $3.1 million primarily due to litigation settlements during the year. Expenses related to contract and professional services increased approximately $3.1 million primarily due to services related to audit, tax and Sarbanes-Oxley compliance.

Restructuring Impairments and Other Charges, (Reversals), net

Below is a comparison of the restructuring, impairment and other charges (reversals), net for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
		As Restated (1)	As Restated (1)
	(In thousands)
2002 and 2003 Restructuring Plan (reversals) charges	$(6,421)	$(2,928)	$3,285
Impairments and other charges	1,950	21,631	20,072

Total restructuring, impairment and other charges (reversals), net	$(4,471)	$18,703	$23,357

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The changes in restructuring, impairment and other charges (reversals), net are primarily due to the timing of our restructuring initiatives.

2002 and 2003 Restructuring Plan.    In 2006, we recorded net reversal of restructuring charges of approximately $6.4 million primarily due to a $7.5 million reversal from an early termination of a lease for a facility we had previously estimated would remain vacant for the remainder of the lease term. During 2005, we recorded a net reversal of restructuring charges of $2.9 million to our excess facilities primarily in connection with a decision to utilize and build a facility that we had treated as abandoned under its 2003 restructuring plan and for which we had previously recorded a restructuring charge. As part of the restatement, we recorded a $2.3 million reversal to correct a charge that was incorrectly expensed in 2005 and should have been expensed in 2003. In 2004, we recorded $3.3 million of restructuring charges primarily related to non-cancelable leases, workforce reduction charges and exit costs.

Impairment and other charges.    In 2006, we recorded an impairment of approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer. During 2005, we abandoned the development efforts related to an internally developed software project and recorded an impairment of approximately $21.6 million. During 2004, we recorded approximately $20.1 million primarily relating to an impairment of obsolete telecommunications computer software and other equipment.

See Note 1 ‘Description of Business and Summary of Significant Accounting Policies” and Note 6 “Restructuring, Impairment and Other Charges (Reversals), net” in our Notes to Consolidated Financial Statements for further information.

Amortization of Other Intangible Assets

Below is a comparison of our amortization of other intangible assets for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(In thousands)
Amortization of other intangible assets	$122,767	$101,638	$79,440

2006 compared to 2005:    Amortization of other intangible assets increased approximately $21.1 million primarily due to a full year of amortization related to intangible assets acquired in 2005 and new intangible assets acquired in 2006. Other intangible amortization expense as a result of business acquired in 2006 was approximately $29.1 million.

2005 compared to 2004:    Amortization of other intangible assets increased approximately $22.2 million primarily due to a full year of amortization related to intangible assets acquired in our acquisition of Jamba in June of 2004 and amortization expense related to our acquisition of LightSurf Technologies in April of 2005. Amortization of intangible assets acquired from Jamba accounted for approximately $10.2 million of the increase. Amortization of intangible assets acquired from LightSurf accounted for approximately $8.8 million of the increase.

Our anticipated 2007 amortization expense is expected to be approximately $124.3 million, including approximately $8.0 million related to Jamba. This amount may increase if we acquire any additional companies with intangible assets, or decrease if we dispose of any current companies with net intangible assets.

See Note 8 “Goodwill and Other Intangible Assets” in our Notes to Consolidated Financial Statements for further information.

Acquired In-process Research and Development

During 2006, we wrote-off approximately $16.7 million of in-process research and development (“IPR&D”) acquired in the CallVision, Kontiki, m-Qube and GeoTrust transactions. During 2005, we wrote off $7.7 million of IPR&D acquired in the purchase of LightSurf Technologies, iDefense, Moreover and Retail Solutions International. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Minority interest

Minority interest represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest for the years ended December 31 2006, 2005 and 2004 is presented below:

	2006	2005	2004
	(Dollars in thousands)
Minority interest	$2,875	$4,702	$2,618

2006 compared to 2005:    Minority interest decreased primarily from decreased net income from our VeriSign Japan subsidiary primarily due to a decrease in the install base of website security certificates and a decrease in demand for managed security services in Japan.

2005 compared to 2004:    Minority interest increased primarily from increased net income from our VeriSign Japan subsidiary primarily due to an increase in the install base of website security certificates and increased demand for managed security services in Japan.

Other Income (Expense), net

Other income, net consists primarily of interest earned on our cash, cash equivalents, and short-term investments, gains and losses on the sale or impairment of equity investments, and the net effect of foreign currency gains and losses.

The following table presents the components of other income, net for years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
		As Restated (1)	As Restated (1)
	(Dollars in thousands)
Interest income	$27,537	$30,041	$18,325
Interest expense	(7,838)	—	—
Net gain (loss) on sale of investments, net of impairments	21,258	11,252	(10,131)
Gain on sale of VeriSign Japan stock	—	—	74,925
Other, net	2,783	9,918	401

Total other income, net	$43,740	$51,211	$83,520

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

2006 compared to 2005:    Other income decreased approximately $7.5 million primarily due to $7.8 million in interest expense related to our outstanding balance from our credit facility in 2006. We recorded a $21.7 million gain on sale of our remaining equity stake in Network Solutions. Interest income decreased $2.5 million, primarily as a result of a decrease in our short-term investment balances.

2005 compared to 2004:    Other income decreased approximately $32.3 million primarily due to a gain on sale of VeriSign Japan stock of approximately $74.9 million in 2004. In 2005, we realized gains on investments, net of losses and impairments, of approximately $11.3 million. Interest income increased $11.7 million, primarily as a result of higher cash balances and slightly higher interest rates during 2005. In 2005 we recorded a gain of approximately $6.0 million related to the resolution of a dispute with a telecommunications carrier customer. As part of the restatement, we reduced our 2004 other income by $1.9 million for a gain on investment that should have been recorded in 2003.

Income Tax Expense

In the years ended December 31, 2006, 2005 and 2004, we recorded income tax benefit from continuing operations of $241.3 million, or 176.5% of pretax income, income tax expense of $101.0 million, or 38.4% of pretax income, and income tax expense of $21.2 million, or 13.5% of pretax income, respectively.

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

However, we continue to apply a valuation allowance on certain deferred tax assets which we do not believe are more likely than not that they would be realized. We continue to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards and to book write-downs of investments, due to the limited carryforward period and character of such tax attributes. The amount of this deferred tax asset which continues to be subject to a valuation allowance was $44.5 million as of June 30, 2006, the date on which we released the valuation allowance on federal and state deferred tax assets, and $51.9 million as of December 31, 2006.

As of December 31, 2006, we had federal net operating loss carryforwards of approximately $433.2 million, state net operating loss carryforwards of approximately $473.6 million, including federal and state net operating losses related to the tax benefit from the exercise of employee stock awards of $460.5 million and $265.3 million respectively, when recognized, will result in a benefit to additional paid-in capital of $172.1 million. As of December 31, 2006, we also had foreign net operating loss carryforwards of approximately $32.3 million.

If we are not able to use our federal net operating loss carryforwards, they will expire in 2011 through 2026 and the state net operating loss carryforwards will expire in 2007 through 2024. Most of our foreign net operating loss carryforwards do not expire, but could be subject to future restrictions based on changes in the business or ownership of the foreign subsidiary.

As of December 31, 2006, we had federal research and experimentation tax credits available for future years of approximately $30.4 million, state research and experimentation tax credits available for future years of approximately $12.6 million. Included in these amounts are $7.9 million of federal, and $4.5 million of state research credit carryforwards generated from stock option exercises prior to the adoption of SFAS 123(R). The future utilization of these attributes will result in recognition of the asset and a benefit to additional paid-in capital. The federal research and experimentation tax credits will expire, if not utilized, in 2011 through 2026. State research and experimentation tax credits carry forward indefinitely until utilized.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. We experienced cumulative changes in ownership of greater than 50 percent in 2003 and 2002. These changes in ownership resulted in the imposition of an annual limitation on our ability to utilize certain federal and state net operating loss carryforwards of $232.9 million and $116.5 million, respectively. Losses not utilized due to these limitations can be carried forward, but are subject to the expiration dates described in the paragraph above.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings included in consolidated retained earnings at December 31, 2006 was $121.7 million. These earnings have been permanently reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

In the quarter ended June 30, 2006, we were granted relief from the IRS for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, we recorded an income tax benefit $113.4 million, increased our deferred tax asset for net operating losses from continuing operations $51.8 million, and reduced income taxes payable $61.6 million.

Our effective rate in 2006 differs from 2005 primarily because of the reduction in our valuation allowance, the aforementioned reversal of a tax uncertainty and the implementation of a new global business structure. Our new international business structure is being implemented to align our asset ownership and business operations with our newly announced functional business structure and the business needs of the our global customers. In future years, we expect to achieve a lower effective tax rate, as well as business efficiencies, as a result of this new international business structure.

On March 19, 2007, the IRS commenced an examination our federal tax returns for the year ended December 31, 2004. We currently believe this examination will not have a material impact on our financial statements; however the examination is still in progress.

Liquidity and Capital Resources

	2006	2005	2004
	(In thousands)
Cash and cash equivalents	$501,184	$476,826	$328,842
Short-term investments	198,656	378,006	406,784

Subtotal	699,840	$854,832	$735,626
Restricted cash and investments	49,437	50,972	51,518

Total	$749,277	$905,804	$787,144

Working capital from continuing operations	$(19,901)	$281,659	$307,526

At December 31, 2006, our principal source of liquidity was $699.8 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Net cash provided by operating activities

Net cash provided by operating activities was $474.8 million in 2006 primarily due to $379.0 million in net income and $55.5 million in adjustments for non-cash charges such as depreciation of property plant and equipment, amortization of other intangible assets, stock-based compensation and deferred income taxes. Additionally, cash flows from changes in operating assets and liabilities activities increased $40.3 million in 2006 primarily due to increase in deferred revenues of $103.8 million and a decrease in receivables of $32.4 million, offset by an increase of $80.5 million in prepaid and other current assets and a decrease in liabilities in payables and accrued liabilities of $15.4 million.

Net cash provided by operating activities was $481.1 million in 2005 primarily due $429.0 million in net income and $244.9 million in adjustments in non-cash charges such as depreciation of property plant and equipment, amortization of other intangible assets, stock-based compensation and deferred income taxes mostly offset by a $250.6 million gain from the sale of our payment gateway business. Additionally, cash flows from changes in operating assets and liabilities activities increased $57.8 million in 2005 primarily due to increase in deferred revenues of $74.2 million and an increase in payables and accrued liabilities of $75.5 million, partially offset by a decrease in receivables of $67.5 million and an increase of $24.4 million in prepaid and other current assets.

Net cash provided by operating activities was $365.3 million in 2004 primarily due to $152.8 million in net income and $164.0 in adjustments in non-cash charges such as depreciation of property plant and equipment, amortization of other intangible assets, stock-based compensation and deferred income taxes. Additionally, cash flows from changes in operating assets and liabilities activities increased $48.5 million in 2004 primarily due to increase in deferred revenues of $71.1 million, an increase in payables and accrued liabilities of $37.6 million and an increase in prepaid and other current assets partially offset by a decrease in receivables of $70.0 million.

Net cash used in investing activities

Net cash used in investing activities was $562.4 million in 2006, primarily as a result of $604.8 million used for our acquisitions and $181.6 million for purchases of property and equipment mostly offset by net proceeds from the net sale of investments of approximately $174.7 million and proceeds of $47.8 million from a long-term note receivable.

Net cash provided by investing activities was $143.6 million in 2005, primarily as a result of net proceeds of $367.2 million from the sale of our payment gateway business and net proceeds of $37.0 million from the net sale of investments, mostly offset by $161.3 million used for our acquisitions and $110.8 million for purchases of property and equipment.

Net cash used in investing activities was $284.9 million in 2004, primarily as a result of $253.8 million used for our acquisitions, $15.9 million used for net purchases of investments and $92.5 million for purchases of property and equipment. These were partially offset by $78.3 million in proceeds from the sale of stock in our VeriSign Japan subsidiary.

Net cash used in financing activities

Net cash provided by financing activities was $110.7 million in 2006 primarily due to $199.0 million in net proceeds received from the draw down of our credit facility and $51.5 million provided by the proceeds from issuance of common stock from option exercises and employee stock purchase plan purchases, partially offset from $135.0 million used to repurchase shares of our common stock in the open market under an existing repurchase program.

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

Net cash provided by discontinued operations

Net cash used in operating activities was $1.2 million primarily related to additional services provided after the sale our discontinued payment gateway business after the sale in late 2005. Net cash provided by operating activities from discontinued operations for 2005 and 2004 was primarily from net income related to our discontinued payment gateway business of $16.2 million and $17.5 million, respectively.

In 2006 and 2005, we did not receive or use any cash related to investing activities from discontinued operations. Net cash used in investing activities of discontinued operations was approximately $1.5 million for 2004, primarily for purchases of property and equipment.

Property and Equipment Expenditures

The following table shows our planned property and equipment expenditures for 2007 and our actual expenditures in 2006, 2005 and 2004 (in thousands):

	2007 Planned	2006 Actual	2005 Actual	2004 Actual
Property and equipment expenditures	$200,000	$141,700	$140,499	$91,002

Our planned property and equipment expenditures for 2007 will primarily be focused on productivity, cost improvement and market development initiatives for the Internet Services Group and the Communications Services Group. Included in our planned expenditures for 2007, is approximately $50.0 million for the construction of a new data facility in New Castle, Delaware.

Contractual Obligations

The following table summarizes our significant non-cancelable contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual obligations	Total	2007	2008–2009	2010–2011	Thereafter
	(In thousands)
Operating lease obligations, net of sublease income	$107,408	$30,413	$44,475	$27,057	$5,463
Purchase obligations	99,908	73,611	25,030	1,017	250
ICANN agreement	64,000	7,000	22,000	24,000	11,000
Long-term royalty payments	4,000	2,000	2,000	—	—

Total	$275,316	$113,024	$93,505	$52,074	$16,713

As of December 31, 2006, we had commitments under non-cancelable operating leases for our facilities for various terms through 2014. See Note 15 “Commitments and Contingencies” of Notes to Consolidated Financial Statements.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2008. Cash payments totaling approximately $4.7 million related to the abandonment of excess facilities will be paid over the next two years.

We enter into certain purchase obligations with various vendors. In 2006, we entered into a $38.6 million construction contract to build our new data facility in Delaware. Our remaining commitments for the facility are $33.0 million, which is expected to be completed in 2007. We also have commitments of approximately $25.5 million in 2007 with various telecommunication providers and approximately $15.1 million in 2007 with various suppliers for software and maintenance contracts.

In 2006, we entered into a contractual agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. The new agreement introduced a fixed, registry level fee that we will have to pay to ICANN beginning in 2007. Beginning in 2009, the agreement provides for contingent payments upon meeting certain performance criteria that could amount to an additional $20.5 million through the end of the contract.

In November 1999, we entered into an agreement for the management and administration of the Tuvalu country code top-level domain, .tv with the Government of Tuvalu for payments of future royalties which will amount to $4.0 million through 2008.

We have pledged a portion of our short-term investments as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements. We have pledged approximately $4.4 million pursuant to such agreements classified as restricted cash and investments on the accompanying balance sheet as of December 31, 2006. In addition, we established a trust during the first quarter of 2004 in the amount of $45.0 million classified as restricted cash and investments on our balance sheet for our director and officer liability self-insurance coverage.

Short-term Loan

On June 7, 2006, we entered into a $500 million senior unsecured revolving credit facility (the “Facility”), under which we, or certain designated subsidiaries may be borrowers. As of December 31, 2006, $199.0 million was borrowed from the Facility, of which $74.0 million was used to refinance our borrowings under a credit agreement that expired on July 10, 2006. In addition, on August 31, 2006, VeriSign drew down $125 million on the Facility, which was used for the purchase of GeoTrust on September 1, 2006. Any other borrowings under the Facility will be used for working capital, capital expenditures, permitted acquisitions and repurchases of our common stock and other lawful corporate purposes. On February 28, 2007 we repaid the outstanding balance of $199.0 million on the Facility.

See Note 10 “Credit Facility” of our Notes to Consolidated Financial Statements for further information regarding the Facility.

Stock Repurchase Program

We repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

In 2001, our Board of Directors authorized the repurchase of up to $350 million of our common stock in open market, negotiated or block transactions. This stock repurchase program was completed in the third quarter of 2005. In 2005, the Board of Directors authorized a new stock repurchase program to repurchase up to $500 million of our common stock in open market, negotiated or block transactions. This stock repurchase was completed in the second quarter of 2006. On May 16, 2006, the Board of Directors authorized a new $1 billion stock repurchase program to purchase shares of our common stock on the open market, or in negotiated or block trades. As of December 31, 2006, we have approximately $984.6 million available under the 2006 stock repurchase program.

The table sets forth the total amount of shares repurchased and net purchase price for the years presented:

	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands)
Shares repurchased	6,490	22,817	4,474
Aggregate purchase price	$135,000	$548,630	$113,257

From the inception of the stock purchase program in 2001 to December 31, 2006, a total of 35.3 million shares have been repurchased for an aggregate purchase price of approximately $865.3 million.

In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission to offer an indeterminate number of shares of common stock that may be issued at various times and at indeterminate prices, with a total public offering price not to exceed $750 million. To date, no shares have been issued under this registration statement.

If we liquidated certain available-for-sale investments as of December 31, 2006, we would have recognized losses of approximately $2.0 million in our consolidated statements of income. These unrecognized losses, partially offset by unrecognized gains, are recorded as a separate component of equity and are included in accumulated other comprehensive loss on our consolidated balance sheet.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS 157). We are currently evaluating the effect of SFAS 159 and the impact it will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the effect of SFAS 157 and the impact it will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative factors. In the year of adoption only, if the effect of prior periods uncorrected misstatement is determined to be material, under SAB 108 a registrant is allowed to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in SAB No. 99, “Materiality”, on evaluating the qualitative materiality of misstatements. We were required to adopt SAB 108 in our current fiscal year. The adoption of SAB 108 did not have a material impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We are required to adopt FIN 48 in the first quarter of 2007. The differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of accumulated deficit. We have evaluated the effect of FIN 48, and we believe that adoption of this accounting principle will result in a decrease to our accumulated deficit in the first quarter of 2007 of $38.6 million, an increase to non-current deferred tax assets of $28.7 million, and a decrease to income taxes payable of $9.9 million.

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

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. In 2006, 2005 and 2004, we determined the decline in value of certain public and non-public equity investments was other-than-temporary and we recognized impairments totaling $0.4 million, $0.8 million, and $12.6 million, respectively. Due to the inherent risk associated with some of our investments, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our short-term investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. We invest in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2006, 68% of our investments subject to interest rate risk mature in less than one year.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value of our fixed income securities in our short-term investment portfolio as of December 31, 2006, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS, 100 BPS, and 150 BPS.

Uniform decrease in rates						Uniform increase in rates
(150) BPS	(100) BPS	(50) BPS	(25) BPS	0 BPS	25 BPS	50 BPS	100 BPS	150 BPS
(In thousands)
$2,404	$1,603	$801	$401	$—	$(401)	$(801)	$(1,603)	$(2,404)

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2006. This table does not include money market funds because those funds are not considered to be subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
	(Dollars in thousands)
Included in cash and cash equivalents	$13,176	$—	$—	$13,176	$13,176
Weighted-average interest rate	5.01%	—	—
Included in short-term investments	$105,840	$60,460	$34,147	$200,447	$198,656
Weighted-average interest rate	4.29%	3.74%	4.29%
Included in restricted cash and investments	$—	$—	$49,437	$49,437	$49,437
Weighted-average interest rate	—	—	4.06%

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

At December 31, 2006, we held forward contracts in notional amounts totaling approximately $182.4 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

VeriSign’s financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a)1 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplemental Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2006. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

The following tables for selected quarterly unaudited supplementary quarterly financial information have been restated for all quarters of fiscal 2005 and the first quarter of fiscal 2006 from previously reported information filed on Form 10-Q and Form 10-K. All previously reported quarters of fiscal 2005 have been adjusted to show the discontinued operations from the sale of our payments gateway service in November 2005. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

	2006
	First Quarter (2) As Restated	Second Quarter (3)	Third Quarter	Fourth Quarter	Year Ended December 31
	(In thousands, except per share data)
Continuing operations:
Revenues	$372,818	$390,690	$399,513	$412,228	$1,575,249
Costs and expenses	360,948	359,435	374,019	385,027	1,479,429
Operating income	11,870	31,255	25,494	27,201	95,820
Net income (loss)	15,677	376,696	15,107	(29,510)	377,970
Net income (loss) per share: (1)
Basic	$0.06	$1.54	$0.06	$(0.12)	$1.55
Diluted	$0.06	$1.52	$0.06	$(0.12)	$1.53
Discontinued operations:
Revenues	$(49)	80	$(120)	$—	$(89)
Costs and expenses	(858)	(11)	(287)	22	(1,134)
Operating income	809	91	167	(22)	1,045
Net income (loss)	809	91	167	(22)	1,045
Net income per share: (1)
Basic	$0.01	$—	$—	$—	$—
Diluted	$0.01	$—	$—	$—	$—
Total:
Net income (loss)	$16,486	$376,787	$15,274	$(29,532)	$379,015
Net income (loss) per share: (1)
Basic	$0.07	$1.54	$0.06	$(0.12)	$1.55
Diluted	$0.07	$1.52	$0.06	$(0.12)	$1.53

	2005
	First Quarter As Restated	Second Quarter As Restated	Third Quarter As Restated	Fourth Quarter (4) As Restated	Year Ended December 31 As Restated
	(In thousands, except per share data)
Continuing operations:
Revenues	$388,112	$434,221	$401,113	$389,128	$1,612,574
Costs and expenses	321,021	376,751	333,155	364,928	1,395,855
Operating income	67,091	57,470	67,958	24,200	216,719
Net income	53,870	35,930	51,915	20,500	162,215
Net income per share: (1)
Basic	$0.21	$0.13	$0.20	$0.08	$0.63
Diluted	$0.21	$0.13	$0.20	$0.08	$0.62
Discontinued operations:
Revenues	$13,724	$14,422	$15,061	$8,465	$51,672
Costs and expenses	7,593	7,974	7,680	4,207	27,454
Operating income	6,131	6,448	7,381	4,258	24,218
Net income	4,099	4,310	4,934	253,420	266,763
Net income per share: (1)
Basic	$0.02	$0.02	$0.02	$1.01	$1.04
Diluted	$0.01	$0.02	$0.01	$0.99	$1.01
Total:
Net income	$57,969	$40,240	56,849	$273,920	$428,978
Net income per share: (1)
Basic	$0.23	$0.15	$0.22	$1.09	$1.67
Diluted	$0.22	$0.15	$0.21	$1.07	$1.63

(1)	Net income (loss) per share is computed independently for each of the quarters represented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(2)	Net income for the first quarter ended March 31, 2006 includes a $21.7 million gain on from sale of our remaining equity stake in Network Solutions that was previously written off.
(3)	Net income for the second quarter ended June 30, 2006, includes the release of our valuation allowance of $236.4 million from our deferred tax assets resulting in a non-recurring benefit to tax expense and a $113.3 million tax benefit that was the result of a favorable ruling from the Internal Revenue Service relating to an uncertain tax position on a capital loss generated in 2003.
(4)	Net income for 2005 includes gain on sale of discontinued operations of $250.6 million, and other charges of approximately $21.6 million related to the abandonment of the development efforts related to an internally developed software project.

Our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline. For more information regarding the quarterly fluctuation of our revenues and operating results, see Item 1A “Risk Factors—Our operating results may fluctuate and our future revenues and profitability are uncertain.”

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated statements of income for the three month period ended March 31, 2005:

	Three Months Ended March 31, 2005
	Previously Reported	Adjustments		As Restated (1)
	(In thousands, except per share data)
Revenues	$387,267	$845	(A)	$388,112

Costs and expenses:
Cost of revenues	122,388	(22)		122,366
Sales and marketing	126,181	(678)		125,503
Research and development	20,199	(457)		19,742
General and administrative	42,099	(7,304)		34,795
Restructuring and other reversals	(1,875)	(2,350)		(4,225)
Amortization of other intangible assets	22,840	—		22,840

Total costs and expenses	331,832	(10,811	)(B)	321,021

Operating income from continuing operations	55,435	11,656		67,091

Non-operating income (expense):
Minority interest	(1,128)	—		(1,128)
Other income, net	15,277	(174	)(C)	15,103

Total other income, net	14,149	(174)		13,975

Income from continuing operations before income taxes	69,584	11,482		81,066
Income tax expense	24,424	2,772		27,196

Net income from continuing operations	45,160	8,710		53,870
Net income from discontinued operations, net of tax	4,015	84	(D)	4,099

Net income	$49,175	$8,794		$57,969

Basic net income per share from:
Continuing operations	$0.18	$0.03		$0.21
Discontinued operations	0.01	0.01		0.02

Net income	$0.19	$0.04		$0.23

Diluted net income per share from:
Continuing operations	$0.18	$0.03		$0.21
Discontinued operations	0.01	—		0.01

Net income	$0.19	$0.03		$0.22

Shares used in per share computation:
Basic	253,989	80		254,069

Diluted	262,434	(1,195)		261,239

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(A)	Recognition of previously unrecognized revenue relating to our Jamba business in EMEA.
(B)	Reversed approximately $8.6 million in stock compensation expense as a result of the restatement. A reversal of $2.3 million to restructuring expense was recorded in 2005 to correct a charge that should have been recorded in 2003. The charge was properly recorded in 2003.
(C)	Primarily due to a foreign exchange loss that resulted from revenue adjustments to our Jamba business in EMEA.
(D)	Stock-based compensation expense as a result of the restatement allocated to discontinued operations and change in the effective tax rate.

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated statements of income for the three month period ended June 30, 2005:

	Three Months Ended June, 2005
	Previously Reported	Adjustments		As Restated (1)
	(In thousands, except per share data)
Revenues	$430,408	$3,813	(A)	$434,221

Costs and expenses:
Cost of revenues	134,232	198		134,430
Sales and marketing	137,203	(39)		137,164
Research and development	24,832	402		25,234
General and administrative	49,675	1,260		50,935
Restructuring and other reversals	(133)	—		(133)
Amortization of other intangible assets	24,821	—		24,821
Acquired in-process research and development	4,300	—		4,300

Total costs and expenses	374,930	1,821	(B)	376,751

Operating income from continuing operations	55,478	1,992		57,470

Non-operating income (expense):
Minority interest	(1,048)	—		(1,048)
Other income, net	14,084	(292	)(C)	13,792

Total other income, net	13,036	(292)		12,744

Income from continuing operations before income taxes	68,514	1,700		70,214
Income tax expense	31,568	2,716		34,284

Net income from continuing operations	36,946	(1,016)		35,930
Net income from discontinued operations, net of tax	4,349	(39	)(D)	4,310

Net income	$41,295	$(1,055)		$40,240

Basic net income per share from:
Continuing operations	$0.14	$(0.01)		$0.13
Discontinued operations	0.02	—		0.02

Net income	$0.16	$(0.01)		$0.15

Diluted net income per share from:
Continuing operations	$0.14	$(0.01)		$0.13
Discontinued operations	0.01	0.01		0.02

Net income	$0.15	$—		$0.15

Shares used in per share computation:
Basic	263,538	(270)		263,268

Diluted	272,888	(1,715)		271,173

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(A)	To properly record $3.8 million in revenue that was incorrectly recorded in the fourth quarter of 2005. Recognition of previously unrecognized revenue relating to our Jamba business in EMEA.
(B)	Includes $1.7 million in stock compensation expense as result of the restatement. Additional expenses include deferred stock-based compensation for the understatement of FIN 44 expense relating to LightSurf acquisition and additional expenses to correct an accounting error related to software maintenance amortization which were mostly offset with a benefit for payroll taxes as a result of the restatement.
(C)	Primarily due to a foreign exchange loss that resulted from revenue adjustments to our Jamba business in EMEA.
(D)	Stock-based compensation expense as a result of the restatement allocated to discontinued operations and change in the effective tax rate.

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated statements of income for the three month period ended September 30, 2005:

	Three Months Ended September, 2005
	Previously Reported	Adjustments		As Restated (1)
	(In thousands, except per share data)
Revenues	$399,705	$1,408	(A)	$401,113

Costs and expenses:
Cost of revenues	126,997	(139)		126,858
Sales and marketing	113,960	(627)		113,333
Research and development	25,044	(178)		24,866
General and administrative	49,642	(10,116)		39,526
Restructuring and other charges	537	—		537
Amortization of other intangible assets	26,235	—		26,235
Acquired in-process research and development	1,800	—		1,800

Total costs and expenses	344,215	(11,060	)(B)	333,155

Operating income from continuing operations	55,490	12,468		67,958

Non-operating income (expense):
Minority interest	(1,221)	—		(1,221)
Other income, net	14,419	(29	)(C)	14,390

Total other income, net	13,198	(29)		13,169

Income from continuing operations before income taxes	68,688	12,439		81,127
Income tax expense	28,993	219		29,212

Net income from continuing operations	39,695	12,220		51,915
Net income from discontinued operations, net of tax	4,879	55	(D)	4,934

Net income	$44,574	$12,275		$56,849

Basic net income per share from:
Continuing operations	$0.15	$0.05		$0.20
Discontinued operations	0.02	—		0.02

Net income	$0.17	$0.05		$0.22

Diluted net income per share from:
Continuing operations	$0.15	$0.05		$0.20
Discontinued operations	0.02	(0.01)		0.01

Net income	$0.17	$0.04		$0.21

Shares used in per share computation:
Basic	260,288	81		260,369

Diluted	266,201	(122)		266,079

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(A)	Recognition of previously unrecognized revenue relating to our Jamba business in EMEA
(B)	Reversal of $12.7 million in stock compensation expenses as a result of the restatement. A charge of $1.1 million to correct an accounting error related to software maintenance amortization. Additional expenses were to record deferred stock-based compensation for the understatement of FIN 44 expense relating to LightSurf acquisition, which was mostly offset by a benefit for payroll taxes as a result of the restatement.
(C)	Primarily due to a foreign exchange loss that resulted from revenue adjustments to our Jamba business in EMEA.
(D)	Stock-based compensation expense as a result of the restatement allocated to discontinued operations and change in the effective tax rate.

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated statements of income for the three month period ended December 31, 2005:

	Three Months Ended December 31, 2005
	Previously Reported	Adjustments		As Restated (1)
	(In thousands, except per share data)
Revenues	$392,114	$(2,986	)(A)	$389,128

Costs and expenses:
Cost of revenues	128,608	281		128,889
Sales and marketing	103,199	400		103,599
Research and development	25,264	488		25,752
General and administrative	53,181	1,671		54,852
Restructuring and impairment of long-lived assets	22,524	—		22,524
Amortization of other intangible assets	27,742	—		27,742
Acquired in-process research and development	1,570	—		1,570

Total costs and expenses	362,088	2,840	(B)	364,928

Operating income from continuing operations	30,026	(5,826)		24,200

Non-operating income (expense):
Minority interest	(1,305)	—		(1,305)
Other income, net	7,726	200	(C)	7,926

Total other income, net	6,421	200		6,621

Income from continuing operations before income taxes	36,447	(5,626)		30,821
Income tax expense	19,670	(9,349)		10,321

Net income from continuing operations	16,777	3,723		20,500
Discontinued operations:
Net income from discontinued operations, net of tax	2,859	(12)		2,847
Gain on sale of discontinued operations, net of tax	251,781	(1,208)		250,573

Net income from discontinued operations	254,640	(1,220	)(D)	253,420

Net income	$271,417	$2,503		$273,920

Basic net income per share from:
Continuing operations	$0.07	$0.01		$0.08
Discontinued operations	1.01	—		1.01

Net income	$1.08	$0.01		$1.09

Diluted net income per share from:
Continuing operations	$0.07	$0.01		$0.08
Discontinued operations	0.99	—		0.99

Net income	$1.06	$0.01		$1.07

Shares used in per share computation:
Basic	252,040	(2)		252,038

Diluted	257,048	(517)		256,531

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(A)	Reversal $3.8 million in revenue that was incorrectly recorded in the fourth quarter of 2005. The amount has been properly recorded in the second quarter of 2005. Offsetting this is recognition of previously unrecognized revenue relating to our Jamba business in EMEA.
(B)	Includes $1.9 million in additional stock compensation expense as result of the restatement. A charge of $840,000 to correct an accounting error related to software maintenance amortization. Additional expenses were to record deferred stock-based compensation for the understatement of FIN 44 expense relating to LightSurf acquisition, which was mostly offset by a benefit for payroll taxes as a result of the restatement.
(C)	Primarily due to a foreign exchange gain that resulted from revenue adjustments to our Jamba business in EMEA.
(D)	Stock-based compensation expense as a result of the restatement allocated to discontinued operations and change in the effective tax rate.

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated statements of income for the three month period ended March 31, 2006:

	Three Months Ended March 31, 2006
	Previously Reported	Adjustment		As Restated (1)
Revenues	$373,604	$(786	)(A)	$372,818

Costs and expenses:
Cost of revenues	138,912	122		139,034
Sales and marketing	90,387	423		90,810
Research and development	28,033	247		28,280
General and administrative	58,493	2,022		60,515
Restructuring and impairment of long-lived assets	3,409	—		3,409
Amortization of other intangible assets	28,000	—		28,000
Acquired in-process research and development	10,900	—		10,900

Total costs and expenses	358,134	2,814	(B)	360,948

Operating income from continuing operations	15,470	(3,600)		11,870

Non-operating income (expense):
Minority interest	(647)	—		(647)
Other income, net	28,797	79	(C)	28,876

Total other income, net	28,150	79		28,229

Income from continuing operations before income taxes	43,620	(3,521)		40,099
Income tax expense	24,627	(205)		24,422

Net income from continuing operations	18,993	(3,316)		15,677
Net income from discontinued operations, net of tax	778	31	(D)	809

Net income	19,771	$(3,285)		$16,486

Basic net income per share from:
Continuing operations	$0.08	$(0.02)		$0.06
Discontinued operations	—	0.01		0.01

Net income	$0.08	$(0.01)		$0.07

Diluted net income per share from:
Continuing operations	$0.08	$(0.02)		$0.06
Discontinued operations	—	0.01		0.01

Net income	$0.08	$(0.01)		$0.07

Shares used in per share computation:
Basic	245,603	—		245,603

Diluted	248,905	(822)		248,083

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(A)	Recognition of previously unrecognized revenue relating to our Jamba business in EMEA and correction of $1.1 million of revenue to reverse billed services that were not delivered under contractual terms.
(B)	Includes $1.9 million of additional stock compensation expense as a result of the restatement and a charge of $1.2 million to correct an accounting error related to software maintenance amortization.
(C)	Primarily due to a foreign exchange gain that resulted from revenue adjustments to our Jamba business in EMEA.
(D)	Stock-based compensation expense as a result of the restatement allocated to discontinued operations and change in the effective tax rate.

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated balance sheet for the period ended March 31, 2005 (in thousands):

	As of March 31, 2005
A S S E T S	Previously Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$387,867	$—	$387,867
Short-term investments	431,335	—	431,335
Accounts receivable, net of allowance	252,404	4,458	256,862
Prepaid expenses and other current assets	64,812	(259)	64,553
Deferred tax assets	18,898	1,207	20,105
Current assets of discontinued operations	6,896	—	6,896

Total current assets	1,162,212	5,406	1,167,618

Property and equipment, net	504,559	—	504,559
Goodwill	722,998	817	723,815
Other intangible assets, net	221,458	—	221,458
Restricted cash and investments	51,518	—	51,518
Long-term note receivable	24,607	—	24,607
Other assets	14,372		14,372
Long-term assets of discontinued operations	4,185	—	4,185

Total long-term assets	1,543,697	817	1,544,514

Total assets	$2,705,909	$6,223	$2,712,132

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$402,754	$5,577	$408,331
Accrued restructuring costs	10,046	—	10,046
Deferred revenue	326,193	1,460	327,653
Current liabilities of discontinued operations	10,851	—	10,851

Total current liabilities	749,844	7,037	756,881

Long-term deferred revenue	113,520	—	113,520
Long-term accrued restructuring costs	15,209	—	15,209
Other long-term liabilities	6,265	—	6,265
Long-term deferred tax liabilities	26,874	462	27,336
Long-term liabilities from discontinued operations	918	—	918

Total long-term liabilities	162,786	462	163,248

Total liabilities	912,630	7,499	920,129
Commitments and contingencies
Minority interest in subsidiaries	37,833	—	37,833
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	255	—	255
Additional paid-in capital	23,270,173	187,390	23,457,563
Unearned compensation	(5,245)	(13,799)	(19,044)
Accumulated deficit	(21,504,654)	(174,867)	(21,679,521)
Accumulated other comprehensive loss	(5,083)	—	(5,083)

Total stockholders’ equity	1,755,446	(1,276)	1,754,170

Total liabilities and stockholders’ equity	$2,705,909	$6,223	$2,712,132

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated balance sheet for the period ended June 30, 2005 (in thousands):

	As of June 30, 2005
A S S E T S	Previously Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$447,716	$—	$447,716
Short-term investments	431,960	—	431,960
Accounts receivable, net of allowance	275,166	9,011	284,177
Prepaid expenses and other current assets	108,543	2,702	111,245
Deferred tax assets	18,187	1,159	19,346
Current assets of discontinued operations	6,715	—	6,715

Total current assets	1,288,287	12,872	1,301,159

Property and equipment, net	518,852	6,418	525,270
Goodwill	972,050	(2,947)	969,103
Other intangible assets, net	245,260	—	245,260
Restricted cash and investments	51,444	—	51,444
Long-term note receivable	25,196	—	25,196
Other assets, net	13,542	—	13,542
Long-term assets of discontinued operations	4,032	—	4,032

Total long-term assets	1,830,376	3,471	1,833,847

Total assets	$3,118,663	$16,343	$3,135,006

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$478,518	$16,987	$495,505
Accrued restructuring costs	8,669	—	8,669
Deferred revenue	347,864	2,613	350,477
Current liabilities of discontinued operations	11,875	—	11,875

Total current liabilities	846,926	19,600	866,526

Long-term deferred revenue	118,251	—	118,251
Long-term accrued restructuring costs	13,529	—	13,529
Other long-term liabilities	5,639	—	5,639
Long-term deferred tax liabilities	23,334	462	23,796
Long-term liabilities of discontinued operations	1,118	—	1,118

Total long-term liabilities	161,871	462	162,333

Total liabilities	1,008,797	20,062	1,028,859
Commitments and contingencies
Minority interest in subsidiaries	38,646	—	38,646
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	264	—	264
Additional paid-in capital	23,548,935	187,363	23,736,298
Unearned compensation	(10,640)	(15,160)	(25,800)
Accumulated deficit	(21,463,359)	(175,922)	(21,639,281)
Accumulated other comprehensive loss	(3,980)	—	(3,980)

Total stockholders’ equity	2,071,220	(3,719)	2,067,501

Total liabilities and stockholders’ equity	$3,118,663	$16,343	$3,135,006

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated balance sheet for the period ended September 30, 2005 (in thousands):

	As of September, 2005
A S S E T S	Previously Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$307,453	$—	$307,453
Short-term investments	438,236	—	438,236
Accounts receivable, net of allowance	265,569	10,922	276,491
Prepaid expenses and other current assets	90,174	(1,412)	88,762
Deferred tax assets	17,290	1,158	18,448
Current assets of discontinued operations	8,149		8,149

Total current assets	1,126,871	10,668	1,137,539

Property and equipment, net	524,460	6,418	530,878
Goodwill	1,006,441	(2,947)	1,003,494
Other intangible assets, net	224,981	—	224,981
Restricted cash and investments	50,972	—	50,972
Long-term note receivable	25,800	—	25,800
Other assets, net	15,781	—	15,781
Long-term assets of discontinued operations	3,831	—	3,831

Total long-term assets	1,852,266	3,471	1,855,737

Total assets	$2,979,137	$14,139	$2,993,276

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$474,046	$14,555	$488,601
Accrued restructuring costs	8,354	—	8,354
Deferred revenue	358,975	3,160	362,135
Current liabilities of discontinued operations	12,818	—	12,818

Total current liabilities	854,193	17,715	871,908

Long-term deferred revenue	122,283	—	122,283
Long-term accrued restructuring costs	11,837	—	11,837
Other long-term liabilities	5,550	—	5,550
Long-term deferred tax liabilities	20,942	462	21,404
	1,363	—	1,363

Total long-term liabilities	161,975	462	162,437

Total liabilities	1,016,168	18,177	1,034,345
Commitments and contingencies
Minority interest in subsidiaries	39,495	—	39,495
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	257	—	257
Additional paid-in capital	23,362,993	171,785	23,534,778
Unearned compensation	(13,221)	(12,176)	(25,397)
Accumulated deficit	(21,418,785)	(163,647)	(21,582,432)
Accumulated other comprehensive loss	(7,770)	—	(7,770)

Total stockholders’ equity	1,923,474	(4,038)	1,919,436

Total liabilities and stockholders’ equity	$2,979,137	$14,139	$2,993,276

The following table presents the impact of the financial statement adjustments on our previously reported condensed consolidated balance sheet for the period ended March 31, 2006 (in thousands):

	As of March 31, 2006
A S S E T S	Previously Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$431,250	$—	$431,250
Short-term investments	328,183	—	328,183
Accounts receivable, net of allowance	265,511	7,192	272,703
Prepaid expenses and other current assets	82,828	(1,518)	81,310
Deferred tax assets	16,959	351	17,310
Current assets of discontinued operations	4,766	—	4,766

Total current assets	1,129,497	6,025	1,135,522

Property and equipment, net	557,005	10,574	567,579
Goodwill	1,188,009	(3,633)	1,184,376
Other intangible assets, net	267,045	—	267,045
Restricted cash and investments	50,972	—	50,972
Other assets, net	17,307	—	17,307

Total long-term assets	2,080,338	6,941	2,087,279

Total assets	$3,209,835	$12,966	$3,222,801

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$541,900	$21,400	$563,300
Accrued restructuring costs	7,248	—	7,248
Deferred revenue	401,339	2,060	403,399
Current liabilities of discontinued operations	6,248	—	6,248

Total current liabilities	956,735	23,460	980,195

Long-term deferred revenue	138,089	—	138,089
Long-term accrued restructuring costs	10,285	—	10,285
Other long-term liabilities	4,263	—	4,263
Long-term deferred tax liabilities	29,012	1,155	30,167

Total long-term liabilities	181,649	1,155	182,804

Total liabilities	1,138,384	24,615	1,162,999
Commitments and contingencies
Minority interest in subsidiaries	41,634	—	41,634
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	245	—	245
Additional paid-in capital	23,168,617	152,780	23,321,397
Accumulated deficit	(21,127,597)	(164,429)	(21,292,026)
Accumulated other comprehensive loss	(11,448)	—	(11,448)

Total stockholders’ equity	2,029,817	(11,649)	2,018,168

Total liabilities and stockholders’ equity	$3,209,835	$12,966	$3,222,801

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As discussed in the Explanatory Note at the beginning of this report, the Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and exercise prices that were subsequently modified. Consequently, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years ended December 31, 2005 and 2004.

Details of the restatement and its underlying circumstances are discussed in the Explanatory Note at the beginning of this report and in Note 2 of Notes to Consolidated Financial Statements in Item 15 of this report.

a. Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2006. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness discussed below, our management, based upon the substantial work performed during the preparation of this report and the related restatement of historical financial information, has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance generally accepted accounting principals in the U.S. and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our evaluation under the COSO framework, management identified a material weakness in our internal control over financial reporting as of December 31, 2006 arising from a combination of the following control deficiencies in our stock administration policies and practices:

•

Failure to consistently implement and apply policies and procedures related to the approval of equity-based grants to executive officers, retention grants and grants made in connection with new hires, promotions, and annual performance reviews.

•

Lack of complete and timely reconciliation of grants and cancellations from our stock administration database to our financial reporting systems; lack of consistent reconciliation of grant dates in the system of record to supporting documentation.

•	Inadequate supervision and training of personnel involved with the equity-based grant processes.

•	Lack of effective coordination and communication among the Human Resources Department, Accounting Department and Legal Department in connection with the administration of equity-based grants.

Accordingly, we concluded that the control deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

A material weakness comprised of similar control deficiencies to those noted above resulted in material errors to, and the restatement of, the 2005 and 2004 annual consolidated financial statements and the condensed consolidated financial statements for the interim periods in 2005 and for the interim period ended March 31, 2006.

As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired m-Qube, Inc. (“m-Qube”) and inCode Telecom Group, Inc. (“inCode”) on May 1, 2006 and November 30, 2006, respectively. Management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 m-Qube’s and inCode’s internal control over financial reporting associated with total assets of $316,131,000 and $89,656,000, respectively, and total revenues of $26,985,000 and $5,000,000, respectively, included in the consolidated financial statements of VeriSign, Inc. and subsidiaries as of and for the year ended December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has issued a report on management’s assessment of internal control over financial reporting.

c. Changes in Internal Control over Financial Reporting

Subsequent to December 31, 2006, our Board of Directors approved additional internal control policies and procedures intended to remediate the material weakness described above. As of the date of this filing, we have implemented or are in the process of implementing the following corrective actions:

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

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

On July 10, 2007, Dana L. Evan our then-current Executive Vice President, Finance and Administration and Chief Financial Officer resigned from her position with VeriSign.

On July 9, 2007, VeriSign entered into a Consulting and Separation Agreement with Mr. Sclavos in connection with his resignation on May 27, 2007. Pursuant to the terms of the agreement, Mr. Sclavos will provide consulting services to the Company for a one-year period at the rate of $5,000 per month and is prohibited from engaging in certain competitive activities or soliciting customers of the Company during such period. The Company will pay Mr. Sclavos severance of $1,969,380 within twenty-one (21) days of the effective date of the agreement and $1,969,380 on June 15, 2008, subject to his compliance with the terms of the agreement. In the event of a change-in-control of the Company, all severance payments will accelerate and become immediately due and payable.

The Company accelerated all of Mr. Sclavos’ outstanding options to purchase shares of the Company’s common stock and restricted stock units that are scheduled to vest within twenty-four (24) months after Mr. Sclavos’ resignation. Accordingly, vesting for restricted stock units with respect to approximately 156,000 shares of the Company’s common stock and the following stock options were accelerated:

Grant Date	Exercise Price	# of Shares Accelerated
10/29/03	$15.87	86,340
11/1/05	$23.46	192,650
8/1/06	$17.94	400,813
	Total:	679,803

On May 31, 2007, in anticipation of entering into this agreement, the Company paid Mr. Sclavos severance in the amount of $1,031,580 and $115,422 for all unpaid wages and unused paid time off accrued through his resignation date.

The Company will also pay Mr. Sclavos $5,459,430 within twenty-one (21) days of the effective date of the agreement in connection with an option to purchase 300,000 shares of the Company’s common stock that was previously granted to Mr. Sclavos but was erroneously deleted from the Company’s records as more fully described in the Explanatory Note appearing at the beginning of this report.

With respect to an option to purchase 600,000 shares of the Company’s common stock with an exercise price of $10.08 that was previously granted to Mr. Sclavos, if the Board of Directors determines in good faith that the exercise price of such option should be increased, then the exercise price of the unexercised portion of such option will be increased and with respect to the portion of such option that may have been exercised, Mr. Sclavos agrees to repay the Company the difference between the increased exercise price and the original exercise price.

On July 5, 2007 and July 12, 2007, the Board of Directors appointed Albert E. Clement as Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively of the Company. Mr. Clement served as Senior Vice President, Finance, and Controller since January 2001. From January to December 2000, he served as Controller of Network Solutions, which was acquired by VeriSign in June 2000. Prior to joining Network Solutions, Mr. Clement held senior financial positions at BroadPoint Communications and MCI from 1996 to 2000. Prior to that, Mr. Clement spent twelve years in various capacities at PricewaterhouseCoopers LLP. He is a certified public accountant and holds a Bachelor of Accountancy from George Washington University.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The names of the nominees for election as Class III directors at this Meeting and the incumbent Class I and Class II directors, and certain information about them, are included below.

Name	Age	Position
D. James Bidzos (1)	53	Vice Chairman of the Board
William L. Chenevich (2)	63	Director
Louis A. Simpson (3)	70	Director
Scott G. Kriens (1)	49	Director
Michelle Guthrie (3)	41	Director
Roger H. Moore (2)	65	Director
Edward A. Mueller (2)(3)	59	Chairman of the Board
William A. Roper, Jr.	61	Chief Executive Officer, President and Director

(1)	Member of the Nominating and Corporate Governance Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

D. James Bidzos has served as Vice Chairman of the Board of Directors since December 2001. He served as Chairman of the Board of Directors of VeriSign from April 1995 until December 2001. Mr. Bidzos served as Vice Chairman of RSA Security, an Internet identity and access management solution provider, from March 1999 to May 2002 and Executive Vice President from July 1996 to February 1999. Prior thereto, he served as President and Chief Executive Officer of RSA Data Security, Inc. from 1986 to February 1999.

William L. Chenevich has served as a director since April 1995. Mr. Chenevich has served as Vice Chairman of Technology and Operations for U.S. Bancorp, a financial holding company, since February 2001. He served as Vice Chairman of Technology and Operations Services of Firstar Corporation, a financial services company, from 1999 until its merger with U.S. Bancorp in February 2001. Prior thereto, he was Group Executive Vice President of VISA International, a financial services company, from 1994 to 1999. Mr. Chenevich holds a B.B.A. degree in Business from the City College of New York and a M.B.A. degree in Management from the City University of New York.

Louis A. Simpson has served as a director since May 2005. Since May 1993, he has served as President and Chief Executive Officer, Capital Operations, of GEICO Corporation, a passenger auto insurer. Mr. Simpson previously served as Vice Chairman of the Board of GEICO from 1985 to 1993. Mr. Simpson serves as a director of Science Applications International Corporation. Mr. Simpson holds a B.A. degree from Ohio Wesleyan University and a Masters degree in Economics from Princeton University.

Scott G. Kriens has served as a director since January 2001. Mr. Kriens has served as Chief Executive Officer and Chairman of the Board of Directors of Juniper Networks, a provider of Internet hardware and software systems, since October 1996. From April 1986 to January 1996, Mr. Kriens served as Vice President of Sales and Operations at StrataCom, Inc., a telecommunications equipment company, which he co-founded in 1986. Mr. Kriens serves as a director of Equinix, Inc. Mr. Kriens holds a B.A. in Economics from California State University, Hayward.

Michelle Guthrie has served as a director since December 2005. From November 2003 to February 2007, she served as Chief Executive Officer of STAR, News Corporation’s Asian media and entertainment company. Ms. Guthrie previously served as STAR’s Executive Vice President from June 2003 and Senior Vice President from January 2001. Prior to joining STAR, Ms. Guthrie worked for FOXTEL in Australia and BSkyB and News International in the United Kingdom. Ms. Guthrie holds an Arts degree and a Law degree from the University of Sydney.

Roger H. Moore has served as a director since February 2002. Since June 2007, Mr. Moore has served as interim Chief Executive Officer of Arbinet-Thexchange, Inc., a provider of online trading services. He was President and Chief Executive Officer of Illuminet Holdings, Inc. from December 1995 until December 2001 when VeriSign acquired Illuminet Holdings. Prior to Illuminet Holdings, Mr. Moore spent ten years with Nortel Networks in a variety of senior management positions including President of Nortel Japan. Mr. Moore serves as a director of Western Digital Corporation, Consolidated Communications Illinois Holdings, Inc., and Arbinet-Thexchange, Inc. Mr. Moore holds a B.S. degree in General Science from Virginia Polytechnic Institute and State University.

Edward A. Mueller has served as Chairman of the Board of Directors since May 2007. He served as a director since March 2005. He served as Chief Executive Officer of Williams-Sonoma, Inc., a specialty retailer of home furnishings, from January 2003 to July 2006. Prior to joining Williams-Sonoma, Inc., Mr. Mueller served as President and Chief Executive Officer of Ameritech, a telecommunications company, from 2000 to 2002; as President of SBC International Operations, a telecommunications company, from 1999 to 2000; and as President and Chief Executive Officer of Pacific Bell, a telecommunications company, from 1997 to 1999. Mr. Mueller joined the SBC organization in 1968, and held other executive level positions in the company, including President and Chief Executive Officer of Southwestern Bell Telephone. Mr. Mueller serves as a director of The Clorox Company and GSC Acquisition Company. Mr. Mueller holds a B.S. degree in Civil Engineering from the University of Missouri and an Executive M.B.A. degree from Washington University.

William A. Roper, Jr. has served as President and Chief Executive Officer since May 2007 and has served as a director since November 2003. From April 2000 through May 2007, he served as Corporate Executive Vice President of Science Applications International Corporation (“SAIC”), a diversified technology services company, and has previously served as SAIC’s Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to 2000, and Executive Vice President from 1999 to 2000. Mr. Roper holds a B.A. degree in Mathematics from the University of Mississippi and graduate degrees from Southwestern Graduate School of Banking at Southern Methodist University and Stanford University, Financial Management Program.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers of VeriSign as of June 30, 2007:

Name	Age	Position
William A. Roper, Jr.	61	President and Chief Executive Officer
Aristotle N. Balogh	43	Executive Vice President and Chief Technology Officer
John M. Donovan	46	Executive Vice President, Worldwide Sales and Services
Albert E. Clement	45	Executive Vice President, Finance and Chief Financial Officer
Richard H. Goshorn	51	Senior Vice President, General Counsel and Secretary
Robert J. Korzeniewski	50	Executive Vice President, Corporate Development
Mark D. McLaughlin	41	Executive Vice President, Products and Marketing

William A. Roper, Jr. has served as President and Chief Executive Officer since May 2007 and has served as a director since November 2003. From April 2000 through May 2007, he served as Corporate Executive Vice President of Science Applications International Corporation (“SAIC”), a diversified technology services company, and has previously served as SAIC’s Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to 2000, and Executive Vice President from 1999 to 2000. Mr. Roper holds a B.A. degree in Mathematics from the University of Mississippi and graduate degrees from Southwestern Graduate School of Banking at Southern Methodist University and Stanford University, Financial Management Program.

Aristotle N. Balogh has served as Executive Vice President and Chief Technology Officer since January 2007. From May 2006 to January 2007, Mr. Balogh served as Executive Vice President, Operations and Infrastructure. From May 2002 to May 2006, Mr. Balogh served as Senior Vice President, Operations and Infrastructure. From 1999 to 2002, Mr. Balogh served as Vice President of Engineering at VeriSign and Network Solutions. Prior to that, he held a variety of positions at Network Solutions. Prior to joining Network Solutions in 1998, Mr. Balogh held a variety of senior engineer and management roles at SRA Corporation, UPS’s Roadnet Technologies, and Westinghouse Electric Corporation. Mr. Balogh holds a B.S. degree in Electrical Engineering and Computer Science and an M.S.E. degree in Electrical and Computer Engineering from the Whiting School of Engineering at Johns Hopkins University.

John M. Donovan has served as Executive Vice President, Worldwide Sales and Services, since November 2006 when VeriSign acquired inCode Telecom Group, Inc., a wireless consulting company. He served as Chief Executive Officer and Chairman of the Board of Directors of inCode from November 2000 to November 2006. Prior to joining inCode, Mr. Donovan was with Deloitte Consulting from 1994 to 2000, where he was a partner from 1997 to 2000 and held the position of Americas Industry Practice Director for Telecom. Mr. Donovan holds a B.S. degree in Electrical Engineering from the University of Notre Dame and an MBA degree in Finance from the University of Minnesota.

Albert E. Clement has served as Executive Vice President, Finance and Chief Financial Officer since July 2007. He served as Senior Vice President, Finance, and Controller since January 2001. From January to December 2000, he served as Controller of Network Solutions, which was acquired by VeriSign in June 2000. Prior to joining Network Solutions, Mr. Clement held senior financial positions at BroadPoint Communications and MCI from 1996 to 2000. Prior to that, Mr. Clement spent twelve years in various capacities at PricewaterhouseCoopers LLP. He is a certified public accountant and holds a Bachelor of Accountancy from George Washington University.

Richard H. Goshorn has served as Senior Vice President, General Counsel and Secretary since June 2007. From October 2004 to May 2007, he served as General Counsel for Akin Gump Strauss Hauer & Feld, LLP, a law firm. From 2002 to 2003, Mr. Goshorn was Corporate Vice President, General Counsel and Secretary of Acterna Corporation, a public communications test equipment company. From 1991 to 2001 he held a variety of senior executive legal positions with London-based Cable and Wireless PLC, a telecommunications company, including the position of Senior Vice President and General Counsel, Cable & Wireless Global. Mr. Goshorn holds a B.A. degree in Economics from the College of Wooster and a J.D. degree from Duke University’s School of Law.

Robert J. Korzeniewski has served as Executive Vice President of Corporate Development since January 2007. From June 2000 to January 2007, Mr. Korzeniewski served as Executive Vice President of Corporate and Business Development. He served as Chief Financial Officer of Network Solutions from March 1996 until June 2000 when Network Solutions was acquired by VeriSign. Prior to joining Network Solutions, Mr. Korzeniewski held various senior financial positions at Science Application International Company from 1987 to March 1996. Mr. Korzeniewski serves as a director of Kintera, Inc. Mr. Korzeniewski is a certified public accountant and holds a B.S. degree in Business Administration from Salem State College.

Mark D. McLaughlin has served as Executive Vice President, Products and Marketing, since January 2007. From May 2006 to January 2007, he was Executive Vice President and General Manager, Information Services. From December 2004 to May 2006, he was Senior Vice President and General Manager, Information Services. From November 2003 through December 2004, Mr. McLaughlin was Senior Vice President and Deputy General Manager of Information Services. From 2002 to 2003, he served as Vice President, Corporate Business Development and from 2000 to 2001 he was Vice President, General Manager of VeriSign Payment Services. Prior to joining VeriSign, Mr. McLaughlin was the Vice President, Business Development of Signio, an Internet payment company acquired by VeriSign in February 2000. Mr. McLaughlin holds a B.S. degree in Political Science from the U.S. Military Academy at West Point and a J.D. degree from the Seattle University School of Law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of VeriSign’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC and The Nasdaq Stock Market. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copy of the forms furnished to us and written representations from the executive officers and directors, we believe that all filing requirements applicable to our directors and executive officers were timely met except that John M. Donovan had one delinquent filing on Form 3 and each of Aristotle N. Balogh, Dana L. Evan, Vernon L. Irvin, Robert J. Korzeniewski, Judy Lin and James M. Ulam had one delinquent filing on Form 4 during the fiscal year ended December 31, 2006.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” is located on our website at http://investor.verisign.com/documents2.cfm.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

CORPORATE GOVERNANCE

Audit Committee

The Board of Directors has established an audit committee that has responsibility for oversight of our financial, accounting and reporting processes and our compliance with legal and regulatory requirements, the appointment, termination, compensation and oversight of our independent auditors, including conducting a review of their independence, reviewing and approving the planned scope of our annual audit, overseeing the independent auditors’ audit work, reviewing and pre-approving any non-audit services that may be performed by the independent auditors, reviewing with management and our independent auditors the adequacy of our internal financial controls, and reviewing our critical accounting policies and the application of accounting principles. The audit committee is currently comprised of Messrs. Chenevich, Moore and Mueller. Each member of the audit committee meets the independence criteria of The Nasdaq Stock Market and the SEC. Each audit committee member meets The Nasdaq Stock Market’s financial knowledge requirements, and the Board of Directors has determined that Mr. Mueller is “financially sophisticated” as such term is defined in Rule 4350(d)(2)(A) of The Nasdaq Stock Market. The audit committee operates pursuant to a written charter adopted by the Board of Directors, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and The Nasdaq Stock Market. A copy of the audit committee charter is located on our website at http://investor.verisign.com/governance.cfm. The audit committee met nine times during 2006.

Audit Committee Financial Expert

On May 29, 2007, we announced that the Board of Directors had appointed William A. Roper, Jr. as President and Chief Executive Officer of the Company. Prior to this appointment, Mr. Roper was a member of the audit committee and the “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act. We are currently searching for a new director to fill this role.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The goal of our executive officer compensation program is to create long-term value for our stockholders. Toward this goal, we have designed and implemented our compensation programs for our executives to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our stockholders and to encourage them to remain with the Company into the future. Most of our compensation elements are designed to simultaneously fulfill one or more of our performance, alignment and retention objectives. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the Company.

Role of the Compensation Committee

The Compensation Committee of our Board of Directors (the “Compensation Committee”) is responsible for oversight of our compensation plans and benefit programs. The Compensation Committee sets and administers the policies governing compensation of our executive officers and our other employees. The Compensation Committee annually reviews and approves the base salary, incentive bonus and long-term incentive compensation of our executive officers and also reviews and approves the annual incentive bonus program and long-term incentive compensation program for our non-officer employees. Health and welfare benefits, perquisites, severance and change-in-control benefits are also reviewed regularly by the Compensation Committee. The Compensation Committee reviews recommendations from the Chief Executive Officer (“CEO”) in connection with the review and approval of compensation of executive officers (other than the CEO). The CEO annually reviews the performance of each executive officer (other than the CEO whose performance is reviewed by the Committee). The CEO is responsible for making a recommendation regarding the salary, incentive bonus and long-term incentive compensation for each executive officer (other than himself) based on his assessment of the performance of each individual. The CEO is assisted by the Human Resources Department in formulating these recommendations. The CEO takes an active part in the discussions at Committee meetings at which the compensation of his direct reports is discussed. All decisions regarding the CEO’s compensation are made by the Committee in executive session, without the CEO present. The Committee may accept or reject, in whole or in part, the recommendations of the CEO and the Human Resources Department. Similarly, recommendations made by the Committee’s outside advisors may also be accepted, rejected or modified by the Committee.

Executive Compensation Philosophy, Framework and Implementation

VeriSign operates in a highly competitive and rapidly changing business environment. Our executive compensation program seeks to motivate executives to achieve our business objectives, foster teamwork, and attract and retain highly talented executives who will contribute to our long-term success.

Our executive officer compensation program is based on the following principles:

•

Performance:    a significant portion of each executive officer’s total compensation should depend on the achievement of corporate objectives and the creation of stockholder value. Compensation should be directly and substantially linked to measurable corporate and individual performance, and provide incentives for superior performance that will drive demonstrable business impact;

•	Alignment: compensation should closely align the interests of our executive officers with the long-term interests of our stockholders; and

•	Retention: compensation should be competitive with that offered by other leading high technology companies we view as our peers and as competitors for the employment of talented executives.

We use a combination of base salary and benefits, annual incentive bonus, and long-term incentive compensation, such as stock options and restricted stock units, to achieve our objectives. The combined mix of compensation elements allows us to provide a competitive total rewards package for our executive officers that reflects our pay-for-performance philosophy. The Compensation Committee exercises its discretion in determining compensation for our executive officers, and compensation decisions are made after reviewing the performance of the Company and each executive’s performance during the year against established goals, current compensation arrangements, market trends, and the compensation history of the executive officer relative to the other executives. Specific factors affecting compensation decisions include:

•	key financial measurements such as revenue and cash flow, as well as non-GAAP operating income, operating margin, and earnings per share[1]

•	strategic objectives, such as acquisitions, divestitures, innovation and segment expansion

•	organizational development improvements relative to the executive’s organizational responsibility and among their employees

•	adherence to the Company’s values.

Benchmarking

VeriSign uses a benchmarking process to help determine base salary, annual incentive bonus and long-term incentive compensation targets for our executive officers. The Compensation Committee engages a third party executive compensation consulting firm to undertake an annual study of competitive compensation practices for executive officers at certain high technology companies that we view as our peers or as competitors for talent. The Compensation Committee regularly reviews VeriSign’s financial performance against these peers to assess the degree to which executive performance aligns with the metrics set by our peers.

The Compensation Committee targets total cash compensation (base salary and annual incentive bonus) between the 50th and 75th percentile of the compensation peer group. Long-term incentive compensation is targeted at the 75th percentile of the compensation peer group. Total direct compensation (base salary plus annual incentive bonus plus long-term incentive compensation) is targeted at the 75th percentile of the compensation peer group. Adjustments to total compensation are made based on the executive’s individual performance in the prior year relative to his peers, the executive’s future potential with the Company, and the scope of the executive’s responsibilities and experience. The Compensation Committee believes that setting base salary, bonus and long-term incentive compensation targets at these levels is necessary in order to effectively attract, retain and motivate talented executives while enabling the Company to differentiate between executives, levels of performance and responsibility.

Other elements of compensation, including health and welfare benefits, perquisites, and severance and change-in-control payments and benefits are reviewed periodically by the Compensation Committee to ensure that our total compensation is competitive based on data obtained from various sources at the time of the review.

VeriSign’s compensation peer group is principally made up of publicly-traded companies in the high technology sector that are our direct business competitors and with which we compete for executive talent.

The compensation peer group is comparable to VeriSign with regard to labor market competition, market capitalization, revenue and number of employees. The compensation peer group is reviewed annually and adjustments are made as necessary to ensure the group continues to appropriately reflect the competitive market for key talent and includes companies similar to VeriSign in scope and complexity.

[1]

Non-GAAP financial information does not include the following types of financial measures that are included in GAAP: amortization of purchased intangible assets, in-process research and development, stock-based compensation expense, litigation settlements, gain/loss from the Jamba joint venture, restructuring, impairment of assets and acquisition-related reserve costs, impairment charges for goodwill and purchased intangible assets, internal review costs, release of deferred tax asset valuation allowances, and the net gain/loss or impairment of investments.

For 2006, the compensation peer group consisted of the following companies:

Adobe Systems Inc.	Hyperion Solutions Corp.
Akamai Technologies Inc	Intuit Inc.
Autodesk	Juniper Networks Inc.
BEA Systems Inc.	McAfee, Inc.
Cadence Design Systems Inc.	Mercury Interactive Corp.
Citrix Systems Inc.	Network Appliance Inc.
Convergys Corporation	Symantec Corp.
Electronic Arts Inc.

On May 1, 2007, the Compensation Committee determined that the compensation peer group for 2007 and 2008 would consist of the following companies:

Adobe Systems Inc.	Convergys Corporation
Akamai Technologies Inc	Electronic Arts Inc.
Autodesk	Intuit Inc.
BEA Systems Inc.	Juniper Networks Inc.
BMC Software, Inc.	McAfee, Inc.
Business Objects S.A.	Network Appliance Inc.
Cadence Design Systems Inc.	Symantec Corp.
Citrix Systems Inc.

The Compensation Committee also reviews annually the executive pay practices of other similarly situated companies as reported in industry surveys, reports from compensation consulting firms and other public data. These surveys are specific to the high technology sector and the Company utilizes customized reports of these surveys so that the compensation data reflect the practices of companies that are as similar in scope and complexity to VeriSign as possible. This information is also considered when making recommendations for each compensation element.

Role of Compensation Consultant

Compensia, Inc. (“Compensia”) serves as an independent compensation consultant to the Compensation Committee. Compensia reports directly to the Compensation Committee and assists it in evaluating and analyzing the Company’s executive compensation program, principles and objectives, as well as the specific compensation and benefit design recommendations presented by the Company’s executive management. The Compensation Committee recently engaged Frederick W. Cook & Co., Inc. to serve as its independent compensation consultant. VeriSign’s Human Resources Department also provides support to the Compensation Committee in carrying out its duties at the request and under the direction of the Compensation Committee.

Elements of Compensation Program

Base Salary.    Base salaries of our executive officers, including our CEO, are determined annually. Actual base salary levels are established based upon each executive officer’s job responsibilities and experience, individual contributions and future potential, with reference to base salary levels of executives at other high technology companies we view as our peers. As described above, we target a percentile above the median as determined by a benchmarking analysis in setting the total cash compensation (base salary and annual incentive bonus) for each executive officer.

Annual Incentive Bonus.    VeriSign has established the VeriSign Performance Plan (“VPP”), an annual cash bonus plan that is designed to reward members of the executive team and other employees for their contributions to the success of the Company. A substantial portion of each executive officer’s cash compensation is paid, if earned, in the form of the VPP bonus. Target bonus levels for our executive officers are established in part by reference to bonus levels of executives at other high technology companies we view as our peers as determined by our benchmarking analysis.

The VPP bonus is based upon the achievement of specified corporate, business unit and/or functional goals, including achievement of a minimum performance threshold and individual performance. All non-sales employees are eligible to participate in the annual incentive bonus program. The Compensation Committee, working with the executive management team, annually establishes the corporate and business unit and/or functional goals. These goals include financial, strategic and operational objectives, such as achieving measurable progress with key customer accounts and leadership development. The Compensation Committee determines the amount of annual incentive bonus, if any, that will be paid to the CEO and our other executive officers for achievement of the prior year’s goals. As part of this process, the Compensation Committee reviews recommendations from the CEO in connection with the review and approval of each executive officer’s annual incentive bonus, other than the CEO. The Compensation Committee also reviews and approves the budget for the VPP program for employees who are not executive officers and has delegated authority to the executive management team to administer the VPP for these employees.

Long-term Incentive Compensation.    Long-term incentive compensation consists of non-qualified stock options and restricted stock units and is intended to align the interests of our executive officers with the long-term interests of our stockholders by focusing the efforts of our executive officers on the long-term success of the Company as reflected in increases to VeriSign’s stock price over a period of several years, growth in its financial results and other measures. Long-term incentive awards are established based upon each executive officer’s job responsibilities and experience, individual contributions and future potential, with reference to long-term incentive award levels of executives at other high technology companies we view as our peers as determined by our benchmarking analysis. In 2006, we awarded non-qualified stock options and restricted stock units to our executive officers that contain vesting terms over a four-year period: twenty-five percent (25%) of each stock option award vests one year after the date of grant and quarterly thereafter until fully vested; twenty-five percent (25%) of each restricted stock award vests annually on each anniversary of the date of grant until fully vested. We believe that providing combined grants of stock options and restricted stock units effectively balances our objective of focusing our executives on delivering long term value to our stockholders, with our providing value to executives with the equity awards.

In February 2006, the Compensation Committee used a benchmarking analysis to evaluate the competitive positioning of long-term incentive compensation for our executive officers. For 2006, long-term incentive compensation was targeted at the 75th percentile of the compensation peer group; however, stock options and restricted stock units were also granted to executives based on the individual’s expected contribution to the Company’s future success, as well as the individual’s past performance. The Compensation Committee also considered the number of unvested stock options and restricted stock units held by each executive officer. 75% of the total award value was granted in the form of non-qualified stock options and 25% of the total award value was granted in the form of restricted stock units. Stock options were granted in August 2006 to executive officers with an exercise price equal to the fair market value of VeriSign common stock on the date of grant, which was the date the Compensation Committee approved such awards.

Stock options and restricted stock units have value for executive officers only if the individual remains an employee for the applicable vesting period, and, in the case of stock options, only if the price of VeriSign’s stock increases above the exercise price of the option. Stock options are granted with an exercise price equal to fair market value at the date of grant and typically vest over a four-year period with 25% of the option shares vesting on the first anniversary of the grant and the remaining option shares vesting ratably each quarter thereafter until fully vested. Restricted stock units typically vest over four years as follows: 25% on the first anniversary of the grant, and 25% on each of the subsequent three anniversary dates. Vesting in all cases is subject to the individual’s continued provision of services to VeriSign through the vesting date.

VeriSign is cognizant of stockholder concerns about stock usage and dilution. As a consequence, management and the Compensation Committee have taken the following steps to manage employee equity grants:

•	VeriSign reviewed its equity compensation practices in connection with the stock option-related accounting changes promulgated by the Financial Accounting Standards Board and the impact such changes have on VeriSign’s financial statements. The purpose of this review was to determine whether alternative forms of equity compensation could strengthen the link between executive and employee reward opportunities and the creation of long-term stockholder value. The Board of Directors concluded that stock options continue to be an appropriate equity compensation tool for VeriSign’s executives officers, but the use of performance shares (full-value stock award units based on the achievement of pre-established goals) in the future as part of the composition of equity compensation for the CEO and other executives will allow the Company to reward executives for sustained performance against key long-term performance measures, as well as performance relative to our peers, which is how many of our stockholders measure the Company’s performance.

•

VeriSign is committed to limit annual net issuances of stock-based awards to employees to 3% or less of the number of shares of common stock outstanding, excluding extraordinary events, such as acquisitions.

Benefits.    Executive officers, like other employees, participate in a number of benefit programs designed to enable VeriSign to attract and retain employees in a competitive marketplace. The Company provides executive officers the same health and welfare benefits provided generally to all other employees, at the same general premium rates charged to such employees, with the exception of the Group Voluntary Universal Life insurance benefit and certain executive perquisites described below. The health and welfare benefits include medical, dental and vision insurance and other health benefits, as well as paid time off, an employee stock purchase plan, and a qualified 401(k) plan. The Group Voluntary Universal Life insurance benefit is open to all U.S.-based employees with an annual salary of $110,000 or greater. All of our Named Executive Officers (as defined in the “Summary Compensation Table for Fiscal 2006” section of this report) participate in this program which provides two times salary in basic life insurance as well as the opportunity to purchase optional life insurance.

Perquisites.    Other than those benefits described above, the Company generally provides no additional or supplemental benefits, such as a company automobile, club memberships, deferred compensation programs, or retirement benefits, to its executive officers. However, between 2004 and 2006, the Company paid country club membership fees and monthly dues on behalf of Mr. Irvin. In 2006, Mr. Irvin received compensation of $9,634 as reimbursement for country club dues.

Total Compensation.    VeriSign believes we are fulfilling our compensation objectives and rewarding executive officers in a manner that is consistent with our pay-for-performance philosophy. Executive compensation is tied directly to our performance and is structured to ensure that there is an appropriate balance between the Company’s long-term and short-term performance, and also provides a balance between our operational performance and stockholder return. On average, targeted total cash compensation (base salary plus annual incentive bonus) for our Named Executive Officers in 2006 was at the 65th percentile of the market as determined by reference to our compensation peer group and the average resulting targeted pay mix was 23% base salary, 15% annual incentive bonus and 62% long-term inventive compensation. On average, targeted total direct compensation (base salary plus annual incentive bonus plus long-term incentive compensation) was slightly above the 75th percentile of market as determined by reference to our compensation peer group due to emphasis we placed on long-term incentives.

Equity Award Practices.    Equity-based grants, which include stock options and restricted stock units (“RSUs”), are an important element of VeriSign’s total compensation program and are designed to support the Company’s pay-for-performance philosophy in addition to providing a direct link between employee rewards and increased stockholder value. Equity-based awards are typically granted in connection with new hires and promotions and annually in connection with the Company’s Stock Recognition Award program that is designed to reward for employees who are considered key contributors to VeriSign’s continued success. Except for equity awards made in connection with new hires and promotions, equity awards to executive officers and other employees are generally made annually. Details regarding the grants, including the type of grants, the terms of the grants, the recipients, and the size of the grants, are reviewed and approved by the Compensation Committee. Each year, the Compensation Committee establishes guidelines for the granting of equity-based awards in connection with new hires and promotions based on recommendations from management and consideration of a number of factors including the dilutive impact of grants that are expected to be made in the coming year, the current number of outstanding options and RSUs, and the rate at which the Company expects to issue equity grants.

Equity-based awards made in connection with the Company’s Stock Recognition Award program are granted on the date the Compensation Committee approves the awards, which is usually the Compensation Committee meeting held in August of each year. The exercise price of each stock option awarded to our employees, including our executive officers, is the closing price of VeriSign stock on the date of grant.

Automatic Grants for New Hires and Promotions.    When an employee is hired or promoted, the employee may be eligible to receive an equity award. Unless the individual is an executive officer or the grant exceeds the range approved by the Compensation Committee in its equity guidelines, the grant is made automatically on the 15th day of the month as follows: If the date of the new hire or promotion occurs before the 15th day of the month, the grant is made automatically on the 15th day of the month (unless that day is not a day that the NASDAQ Stock Market is open for trading (“Trading Day”) in which case the grant is made on the preceding Trading Day. If the date of the new hire or promotion occurs on or after the 15th day of the month, the grant will be made automatically on the 15th day of the next month (unless that day is not a Trading Day in which case the grant is made on the preceding Trading Day). If the individual is an executive officer or the grant exceeds the range approved by the Compensation Committee in its equity guidelines, the Compensation Committee must approve the equity award.

Tax and Accounting Treatment of Executive Compensation

In determining the amount and form of compensation paid each year to its executive officers, the Company takes into account both the tax treatment and the accounting treatment of such compensation. However, the tax and accounting treatment of various forms of compensation is subject to changes in, and changing interpretations of, applicable laws, regulations and rules, as well as other factors not necessarily within the Company’s control. Thus, tax and accounting treatment is merely one of many factors that the Company takes into account in designing certain elements of compensation.

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the federal income tax deduction for compensation paid to each Named Executive Officers to $1,000,000 per year for public companies, unless the compensation is performance-based. VeriSign’s executive compensation is structured to maximize the amount of compensation expense that is deductible by the Company when, in its judgment, it is appropriate and in the interest of the Company and its stockholders. The deductibility of an executive officer’s compensation can depend upon the timing of the executive officer’s vesting or exercise of previously granted rights, as well as other factors beyond the Company’s control. Therefore an executive officer’s compensation is not necessarily limited to that which is deductible under Section 162(m). The Compensation Committee may approve payment of compensation that exceeds the deductibility limitation under Section 162(m) in order to meet compensation objectives or if it determines that doing so is otherwise in the interest of our stockholders. Having considered the requirements of Section 162(m), we believe that the stock option awards made in 2006 pursuant to the 2006 Equity Incentive Plan meet the requirements that such grants be “performance based” and are, therefore, exempt from the limitations on deductibility, and that the restricted stock units awarded are not performance based and are therefore, not exempt from the limitations on deductibility.

Restricted stock units granted under the 1998 Equity Incentive Plan and options granted under the 2001 Stock Incentive Plan in 2006 may not be deductible depending on the date that such restricted stock units vest or the options are exercised. The 2001 Stock Incentive Plan does not meet the requirements of Section 162(m). For 2006, all compensation, excluding restricted stock unit awards, provided to our named executive officers, other than Stratton D. Sclavos, our former Chief Executive Officer, President and Chairman of the Board, was fully deductible by the Company. Mr. Sclavos’ non-deductible compensation for 2006 was $1,074,617 and was attributed primarily to the non-deductibility of his 2005 VPP Bonus payment, paid in 2006, as well as the non-deductibility of restricted stock unit awards.

Share Ownership Guidelines

In addition to aligning interests between executives and stockholders through stock options and restricted stock units, the Board of Directors adopted a stock ownership policy that requires executive officers to own shares of VeriSign common stock. Executive officers are required to own VeriSign common stock in an amount not less than three times their annual base salary (calculated using the executive’s 2005 base salary for individuals who were executive officers at the time of the policy’s adoption or, for officers appointed after the policy’s adoption, the executive’s initial base salary at the time the individual was appointed as an executive officer). Company stock that counts toward satisfaction of these stock ownership guidelines includes: shares owned outright by the officer and his or her immediate family members who share the same household, whether held individually or jointly; restricted stock where the restrictions have lapsed; shares acquired and held upon stock option exercises; and shares obtained through open market purchases. Shares held in trust may also be included, subject to the approval of the Chairman of the Board of Directors and the lead independent director. Each executive officer has five years from the later of the date of the adoption of the requirement or of the individual becoming an executive officer, to attain the minimum level of ownership. The stock ownership policy is included in VeriSign’s Corporate Governance Principles which can be found on our website at http://investor.verisign.com/governance.cfm.

Because the Company grants stock-based incentives in order to align the interests of its employees with those of its stockholders, the Company’s Securities Trading Policy forbids executive officers and other employees from buying or selling derivative securities related to VeriSign common stock, such as puts or calls on VeriSign common stock, as derivative securities may diminish the alignment that the Company is trying to foster. Company-issued stock options and restricted stock units are not transferable during the executive officer’s life, other than certain gifts to family members (or trusts, partnerships, etc., that benefit family members).

Compensation for the Named Executive Officers

The specific compensation decisions made for each of the Named Executive Officers for 2006 reflect the performance of the Company against key financial and operational measurements. A detailed analysis of our financial and operational performance is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Financial Disclosure elsewhere in this report.

CEO Compensation

In February 2006, the Compensation Committee established Mr. Sclavos’ base salary for 2006 after reviewing his personal performance and achievement against 2005 corporate financial, strategic and operational goals, his compensation history and relevant benchmarking data. Corporate financial goals included measurements against revenue and cash flow targets, as well as non-GAAP operating income, operating margin and earnings per share targets.2 Strategic goals included growth targets for existing services, goals for development of new product and service offerings, achievement of specified milestones regarding major customer accounts, expansion of international revenues, leverage of synergy opportunities, successful mergers and acquisitions activity, operational excellence, broadening strategic alliances, and continued improvement in the Company’s operational infrastructure. Operational goals included organizational development objectives and leadership development initiatives.

After reviewing Mr. Sclavos’ performance against 2005 goals, personal performance and relevant benchmarking data, the Compensation Committee increased Mr. Sclavos’ base salary by 4.2% to $937,800 which

[2]

Non-GAAP financial information does not include the following types of financial measures that are included in GAAP: amortization of purchased intangible assets, in-process research and development, stock-based compensation expense, litigation settlements, gain/loss from the Jamba joint venture, restructuring, impairment of assets and acquisition-related reserve costs, impairment charges for goodwill and purchased intangible assets, internal review costs, release of deferred tax asset valuation allowances, and the net gain/loss or impairment of investments.

is approximately the 70th percentile of our compensation peer group. The Compensation Committee also, within the same review process, awarded a 2005 performance bonus payment of $1,160,027, or 117% of the target bonus.

In August 2006, as part of the Company’s annual Stock Recognition Award program process, and based on an evaluation of Company performance, Mr. Sclavos’ leadership performance, and market data as determined by reference to our compensation peer group, the Compensation Committee awarded Mr. Sclavos 583,000 non qualified stock options and 64,800 restricted stock units. These grants were subject to our customary four-year vesting terms and were the only long-term incentive compensation awards granted to Mr. Sclavos in 2006.

At the time the Compensation Committee met to determine 2007 base salaries for executive officers, the restatement of certain historical financial statement related to the review of historical stock option granting practices by the Ad Hoc Group described in the Explanatory Note in Note 2 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements, was ongoing. As a consequence, the Board of Directors and the Compensation Committee determined to defer consideration of Mr. Sclavos’ 2007 compensation until after the restatement was completed. On May 27, 2007, Mr. Sclavos resigned from the Company and the Board of Directors appointed William A. Roper, Jr. as the Chief Executive Officer and President. Prior to his resignation, Mr. Sclavos received no annual salary increase or annual incentive bonus based on his performance and achievement against the personal, corporate financial, strategic and operational goals established for 2006. The terms of Mr. Roper’s compensation have not yet been determined.

CFO and Other Named Executive Officers

2006 Base Salary.    In determining the base salaries of our Named Executive Officers for 2006 (other than the CEO and Mr. Donovan), the Compensation Committee evaluated each individual’s personal performance and achievement against 2005 corporate financial, strategic and operational goals, his or her compensation history and relevant benchmarking data. The CEO reviewed with the Compensation Committee the performance of each executive officer during 2005.

The table below summarizes the base salaries of our Named Executive Officers (other than our CEO) in 2006.

Named Executive Officer	2006 Base Salary	% Increase Compared to 2005 Base Salary	Effective Date
John Donovan	$450,000	n/a	11/30/2006
Dana Evan	$420,000	5.0%	2/10/2006
Vernon Irvin	$427,200	4.2%	2/10/2006
Bob Korzeniewski	$367,500	5.0%	2/10/2006
Mark McLaughlin	$336,000	20.0%	3/11/2006

The Compensation Committee approved the increases in Ms. Evan’s, Mr. Irvin’s, and Mr. Korzeniewski’s base salaries after a review of relevant benchmarking information, as well as performance information and recommendations provided by the CEO.

Mr. McLaughlin was promoted to Executive Vice President effective on March 11, 2006, and the Compensation Committee approved an increase in his base salary to reflect the desired salary level for our executives and after a review of relevant benchmarking information.

The base salary for Mr. Donovan, the former Chief Executive Officer of inCode Telecom Group, Inc. (“inCode”), was set at $450,000 per annum at the time of our acquisition of inCode on November 30, 2006 and is based upon our review of base salaries for similarly situated positions in the market.

2007 Base Salary.    In determining the base salaries for our Named Executive Officers (other than our former CEO) for 2007, the Compensation Committee evaluated each individual’s personal performance and achievement against 2006 corporate financial, strategic and operational goals, his or her compensation history and relevant benchmarking data. The CEO reviewed with the Compensation Committee the performance of each executive officer during 2006.

The table below summarizes the base salaries of our Named Executive Officers (other than our former CEO) in 2007. The effective date of the base salary increases was May 1, 2007.

Named Executive Officer	2007 Base Salary	% Increase Compared to 2006 Base Salary
John Donovan	$450,000	0.0%
Dana Evan	$420,000	0.0%
Vernon Irvin	—	—
Bob Korzeniewski	$375,000	2.0%
Mark McLaughlin	$450,000	33.9%

As Mr. Donovan’s base salary was determined in November 2006 in connection with the acquisition of inCode Telecom Group, Inc. (“inCode”), no adjustment was deemed necessary to his base salary for 2007.

At the time the Compensation Committee met to determine 2007 base salaries for executive officers, the restatement of certain historical financial statement related to the review of historical stock option granting practices by the Ad Hoc Group described in the Explanatory Note that appears at the beginning of this report was ongoing. As a consequence, the Board of Directors and the Compensation Committee determined to defer consideration of Ms. Evan’s 2007 compensation until after the restatement was completed. On July 10, 2007, Ms. Evan resigned from Company. Ms. Evan had been our Executive Vice President, Finance and Administration and Chief Financial Officer.

The Compensation Committee approved the increase in Mr. Korzeniewski’s base salary after a review of relevant benchmarking information, as well as performance information and recommendations provided by the CEO.

The base salary increase for Mr. McLaughlin reflects a material increase in responsibility following a corporate reorganization and his new and significantly expanded role as Executive Vice President of Products and Marketing in January 2007.

Mr. Irvin resigned from the Company on October 31, 2006.

Annual Incentive Bonus.    In determining the annual incentive bonuses payable in 2007 for performance in 2006 to our Named Executive Officers (other than the CEO), the Compensation Committee evaluated each individual’s personal performance and achievement against 2006 corporate financial goals (as described in the CEO Compensation section above), strategic and operational goals, his or her compensation history and relevant benchmarking data.

For 2006, target bonuses were established at 60% of base salary. In February and again in May 2007, the Compensation Committee met with executive management to review the performance of executive officers and certify achievement against corporate and business unit goals and individual objectives for 2006.

In May 2007, the CEO made recommendations to the Compensation Committee regarding annual incentive bonus amounts for each of the executive officers (other than the CEO and Mr. Irvin). These recommendations, other than the recommendation for Ms. Evan, were approved by the Compensation Committee. The annual VPP bonuses paid in 2007 for performance in 2006 to executive officers was as follows:

Named Executive Officer	Target % of Base Salary	% of Target Awarded	VPP Bonus Amount	Year over Year Change
John Donovan	60%	—	—	—
Dana Evan	60%	—	—	—
Vernon Irvin	60%	59%	$179,424	(39)%
Robert Korzeniewski	60%	100%	$220,500	(12)%
Mark McLaughlin	60%	125%	$252,000	20%

Mr. Donovan joined VeriSign in November 2006, and therefore he was not eligible to receive an annual incentive bonus as part of the VPP for 2006. In 2007, Mr. Donovan received a bonus payment of $24,000 in connection with his service as Chief Executive Officer of inCode during 2006. In addition, in 2006, VeriSign paid Mr. Donovan $5,000,000 pursuant to the terms of an inCode Management Retention Plan.

At the time the Compensation Committee met to determine 2007 base salaries for executive officers, the restatement of certain historical financial statement related to the review of historical stock option granting practices by the Ad Hoc Group described in the Explanatory Note that appears at the beginning of this report, was ongoing. As a consequence, the Board of Directors and the Compensation Committee decided to defer consideration of Ms. Evan’s 2006 annual incentive bonus until after the restatement was completed. On July 10, 2007, Ms. Evan resigned from Company. Ms. Evan had been our Executive Vice President, Finance and Administration and Chief Financial Officer. The material terms of any separation agreement that may be entered into between the Company and Ms. Evan will be disclosed as required under applicable regulations of the SEC.

Mr. Irvin resigned from the Company on October 31, 2006. In March 2007, under the terms of his severance agreement, Mr. Irvin was paid an annual incentive bonus based on his service through October 31, 2006. The material terms of Mr. Irvin’s severance arrangement are summarized in the “Separation and Change-in-Control Payments and Benefits” section below.

Long-Term Incentive Compensation.    In August 2006, the Compensation Committee approved long-term incentive awards in the form of non-qualified stock options and restricted stock units to our Named Executive Officers (other than Mr. Donovan who was not an employee of the Company at that time). In establishing the amount of long-term incentives to award each individual, the Committee compared the total value of the proposed long-term incentive awards to the market benchmark data. As described above, in 2006, the Company’s objective was to target long term incentive compensation at approximately the 75th percentile of market data; however, stock options and restricted stock units were also granted to executives based on the individual’s expected contribution to the Company’s future success, as well as the individual’s past performance. The Committee also considered the number of unvested stock options and restricted stock units held by each executive officer. 75% of the total award value was granted in the form of non-qualified stock options and 25% of the total award value was granted in the form of restricted stock units.

In May 2006, the Compensation Committee awarded Mark McLaughlin 40,000 non-qualified stock options and 4,200 RSUs in connection with his promotion to Executive Vice President and General Manager, Information Services. This award took into consideration Mr. McLaughlin’s level of responsibility and historical equity awards, and was granted in accordance with the Company’s equity guidelines for promotional grants.

Mr. Donovan was appointed Executive Vice President, Worldwide Sales and Consulting Services, in November 2006, in connection with our acquisition of inCode. At that time, the Compensation Committee awarded Mr. Donovan 200,000 non-qualified stock options and 25,000 restricted stock units.

The table below summarizes the long-term incentive awards granted to our Named Executive Officers (other than our former CEO) in 2006.

Named Executive Officer	Shares Subject to Non-qualified Stock Options	RSUs
John Donovan	200,000	25,000
Dana Evan	81,000	9,000
Vernon Irvin	63,000	7,000
Bob Korzeniewski	72,000	8,000
Mark McLaughlin	130,000	14,200

The Compensation Committee and management are currently reviewing the Company’s approach to long-term incentive compensation plan for executive officers for 2007.

Elections Related to Section 409A-Affected Options.    As disclosed in the Explanatory Note at the beginning of this report, four of VeriSign’s current and former executive officers and a current director holding Affected Options elected to increase the exercise price of their Affected Options to the market price on December 31, 2006. Accordingly, effective December 31, 2006, the exercise prices of Affected Options held by D. James Bidzos, a current board member, Dana Evan, Chief Financial Officer, Robert Korzeniewski, Executive Vice President of Corporate Development, Judy Lin, former Executive Vice President of Security Services and Mark McLaughlin, Executive Vice President of Products and Marketing, were adjusted so that these options will not be subject to Section 409A. The Company has not made a determination whether compensation will be paid to any of these individuals in connection with this election.

Relocation Agreements.    Pursuant to the terms of Mr. Donovan’s employment offer letter, the Company will reimburse Mr. Donovan up to $1.5 million for expenses related to his relocation to Mountain View, California. Through June 2007, VeriSign reimbursed Mr. Donovan approximately $1,366,827 for relocation expenses, including relocation allowance, transportation of family members and household goods, house hunting trips, temporary maintenance, closing costs associated with the sale and purchase of his residence, and other miscellaneous expenses related to the relocation.

Reimbursement Payments to Mr. Sclavos for Use of Airplane.    Mr. Sclavos receives reimbursement for business use of his personal aircraft as more fully described in the “Certain Relationships and Related Transactions” section elsewhere in this report.

In April 2007, the Company’s Internal Audit Department began a review of business expenses for which senior management was reimbursed by the Company during calendar year 2006 and the first calendar quarter of 2007 and presented a preliminary report to the Audit Committee of the Board of Directors. The Audit Committee concluded that the Company erroneously reimbursed Mr. Sclavos in the amount of $32,190 for personal travel on his private plane. In June 2007, Mr. Sclavos reimbursed the Company for that amount.

The Internal Audit Department’s review of senior management business expenses has not yet been completed.

Separation and Change-in-Control Payments and Benefits.    The Company generally does not enter into employment agreements with its executive officers and employment offers generally do not provide for severance or other benefits following termination. However, we have entered into severance arrangements with certain of our executive officers in the past. On February 16, 2007, we entered into a severance arrangement with Judy Lin, our former Executive Vice President and General Manager, Security Services, as further described below. On October 31, 2006, we entered into a severance arrangement with Vernon Irvin, our former Executive Vice President and General Manager, Communications Services, as further described below. On July 9, 2007, we entered into a consulting and separation agreement with Mr. Sclavos, our former CEO, President and Chairman of the Board, as further described below.

Upon certain changes in control, the option vesting schedule accelerates as to 50% of any shares subject to stock options that are then unvested for officers at the level of senior vice president and above and as to 100% of any shares subject to stock options that are then unvested for the president and chief executive officer.

On July 9, 2007, VeriSign entered into a Consulting and Separation Agreement with Mr. Sclavos in connection with his resignation on May 27, 2007. Pursuant to the terms of the agreement, Mr. Sclavos will provide consulting services to the Company for a one-year period at the rate of $5,000 per month and is prohibited from engaging in certain competitive activities or soliciting customers of the Company during such period. The Company will pay Mr. Sclavos severance of $1,969,380 within twenty-one (21) days of the effective date of the agreement and $1,969,380 on June 15, 2008, subject to his compliance with the terms of the agreement. In the event of a change-in-control of the Company, all severance payments will accelerate and become immediately due and payable.

The Company accelerated all of Mr. Sclavos’ outstanding options to purchase shares of the Company’s common stock and restricted stock units that are scheduled to vest within twenty-four (24) months after Mr. Sclavos’ resignation. Accordingly, vesting for restricted stock units with respect to approximately 156,000 shares of the Company’s common stock and the following stock options were accelerated:

Grant Date	Exercise Price	Number of Shares Accelerated
10/29/2003	$15.87	86,340
11/01/2005	23.46	192,650
08/01/2006	17.94	400,813

	Total:	679,803

On May 31, 2007, in anticipation of entering into this agreement, the Company paid Mr. Sclavos severance in the amount of $1,031,580 and $115,422 for all unpaid wages and unused paid time off accrued through his resignation date.

The Company will also pay Mr. Sclavos $5,459,430 within twenty-one (21) days of the effective date of the agreement in connection with an option to purchase 300,000 shares of the Company’s common stock that was previously granted to Mr. Sclavos but was erroneously deleted from the Company’s records as more fully described in the Explanatory Note appearing at the beginning of this report.

With respect to an option to purchase 600,000 shares of the Company’s common stock with an exercise price of $10.08 that was previously granted to Mr. Sclavos, if the Board of Directors determines in good faith that the exercise price of such option should be increased, then the exercise price of the unexercised portion of such option will be increased and with respect to the portion of such option that may have been exercised, Mr. Sclavos agrees to repay the Company the difference between the increased exercise price and the original exercise price.

Severance Agreement with Ms. Lin.    On February 16, 2007, VeriSign entered into a severance agreement with Judy Lin, the former Executive Vice President and General Manager, Security Services (“Lin Severance Agreement”). In consideration of Ms. Lin’s service with VeriSign and in exchange for Ms. Lin’s release of claims and covenant not to sue, VeriSign agreed to pay Ms. Lin a severance payment in the total amount of $571,200, $382,704 of which was paid in 2007, and the other $188,496 will be paid on the one year anniversary of the termination of her employment, subject to Ms. Lin’s compliance with non-solicitation and non-competition provisions. In March 2007, VeriSign also paid Ms. Lin $214,200, representing her bonus for services performed for VeriSign in 2006. VeriSign also made payments to Ms. Lin for her COBRA and life insurance premiums and provided certain administrative and other support as forth in the Lin Severance Agreement.

Upon termination of Ms. Lin’s employment with VeriSign, VeriSign accelerated vesting of 19,719 of Ms. Lin’s then unvested stock options to purchase shares of VeriSign common stock for which the fair market value is greater than the exercise price of her employment on the termination date. Also upon termination of Ms. Lin’s employment, VeriSign accelerated vesting of 4,250 of her then unvested restricted stock units of VeriSign common stock.

Severance Agreement with Mr. Irvin.    On October 31, 2006, VeriSign entered into a Severance and General Release Agreement (the “Irvin Severance Agreement”) with Vernon L. Irvin, the former Executive Vice President and General Manager, Communications Services. In consideration of Mr. Irvin’s service with VeriSign and in exchange for Mr. Irvin’s release of claims and covenant not to sue, VeriSign agreed to pay Mr. Irvin a severance payment in the total amount of $683,520, $457,958 of which was paid in 2006, and the other $225,562 will be paid on the one year anniversary of the termination of his employment, subject to Mr. Irvin’s compliance with non-solicitation and non-competition provisions. In March 2007, VeriSign also paid Mr. Irvin $179,424, representing his bonus for services performed for VeriSign in 2006. VeriSign also made payments to Mr. Irvin for his COBRA and life insurance premiums and provided certain administrative and other support as set forth in the Irvin Severance Agreement.

Upon termination of Mr. Irvin’s employment with VeriSign, VeriSign accelerated vesting of 22,781 of Mr. Irvin’s then unvested stock options to purchase shares of VeriSign common stock for which the fair market value is greater than the exercise price of his employment on the termination date. Also upon termination of Mr. Irvin’s employment, VeriSign accelerated vesting of 4,450 of his then unvested restricted stock units of VeriSign common stock.

Report of the Compensation Committee

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that VeriSign specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2006. Based on the review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report is submitted by the Compensation Committee

Louis A. Simpson (Chairperson)
Michelle Guthrie
Edward A. Mueller

Compensation Committee Interlocks and Insider Participation

All members of the compensation committee during 2006 were independent directors, and none of them were employees or former employees of VeriSign. No executive officer of VeriSign has served on the compensation committee of the board of directors of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the compensation committee of VeriSign during the 2006 fiscal year. Mr. Sclavos, the former President, Chief Executive Officer and Chairman of the Board of Directors of VeriSign, served on the board of directors of Juniper Networks during the 2006 fiscal year. Mr. Kriens, a member of the Board of Directors of VeriSign, is Chief Executive Officer and Chairman of the board of directors of Juniper Networks.

Summary Compensation Table for Fiscal 2006

The following table sets forth certain summary information concerning the compensation received by our chief executive officer and chief financial officer during 2006, the three other most highly compensated executive officers as of the end of 2006, as well as one individual who would have been among the three most highly compensated executive officers for 2006 but for the fact that the individual was not serving as an executive officer at the end of 2006. We refer to these officers as the Named Executive Officers.

SUMMARY COMPENSATION TABLE FOR FISCAL 2006

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)		Option Awards (2)		Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)		Total
Stratton D. Sclavos (5) Former Chairman of the Board, President and Chief Executive Officer	2006	$932,130	$—	$1,259,903		$4,625,647		$—	$7,633	(6)	$6,825,313

Dana L. Evan (7) Executive Vice President, Finance and Administration and Chief Financial Officer	2006	417,000	—	61,596		409,957		—	7,857		896,410

John M. Donovan Executive Vice President, Worldwide Sales and Services	2006	37,500	—	8,244		43,360		—	6,390,865	(8)	6,479,969

Mark D. McLaughlin Executive Vice President, Products and Marketing	2006	323,982	—	70,689		571,466		252,000	7,624		1,225,761

Robert J. Korzeniewski Executive Vice President, Corporate Development	2006	364,875	—	52,263		403,526		220,500	8,220		1,049,384

Vernon L. Irvin (9) Former Executive Vice President and General Manager, Communications Services	2006	404,903	—	134,050	(10)	479,617	(10)	179,424	718,181	(11)	1,916,175

(1)	Includes, where applicable, amounts electively deferred by each Named Executive Officer under our 401(k) Plan.
(2)	Stock Awards consist solely of restricted stock units. Amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts shown are the compensation expenses recognized by VeriSign in fiscal 2006 for the applicable Stock Award or Option Award as determined pursuant to FAS 123R disregarding forfeiture assumptions. These compensation costs reflect equity awards granted in 2006 and prior years. The assumptions used to calculate the value of Stock Awards and Option Awards are set forth under Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.
(3)	Amounts shown are for non-equity incentive plan compensation earned during the year indicated, but paid in the following year.
(4)	The amounts, except as otherwise noted, are for health club fees, term life insurance premiums, matching contributions made under our 401(k) plan as follows:

ALL OTHER COMPENSATION

Name	Health Club Fees	Term Life Insurance Premiums	401(k) Matching Contribution	Other Compensation		Total All Other Compensation
Stratton D. Sclavos	$—	$1,033	$6,600	$—		$7,633	(6)
Dana L. Evan	—	1,257	6,600	—		7,857
John M. Donovan	—	38	—	6,390,827	(8)	6,390,865
Mark D. McLaughlin	390	634	6,600	—		7,624
Robert J. Korzeniewski	390	1,676	6,154	—		8,220
Vernon L. Irvin	—	945	7,500	709,736	(11)	718,181

(5)	Mr. Sclavos resigned from the Company on May 27, 2007.

(6)	Does not include $568,400 for personal plane expense reimbursement as described in the “Certain Relationships and Related Transactions” included elsewhere in this report.
(7)	Ms. Evan resigned from the Company on July 10, 2007.
(8)	Includes $5 million paid pursuant to the terms of the inCode Telecom Group, Inc. (“inCode”) Management Retention Plan in connection with VeriSign’s acquisition of inCode on November 30, 2006. Also includes $1,366,827 representing reimbursement for relocation expenses paid in 2007 and a $24,000 bonus for services performed as inCode’s Chief Executive Officer during 2006.
(9)	Mr. Irvin resigned from the Company on October 31, 2006.
(10)	Does not include an estimated compensation expense of $15,836 in restricted stock unit forfeitures and $126,173 in stock option forfeitures related to service-based vesting conditions on these awards.
(11)	Includes $700,102 in severance payments, paid or accrued by the Company pursuant to the terms of Mr. Irvin’s severance agreement, the material terms of which are summarized in “Compensation Discussion and Analysis” included elsewhere in this report. Also includes $9,634 paid to Mr. Irvin for country club dues in 2006.

In April 2007, the Company’s Internal Audit Department began a review of business expenses for which senior management was reimbursed by the Company during calendar year 2006 and the first calendar quarter of 2007 and presented a preliminary report to the Audit Committee of the Board of Directors. The Audit Committee concluded that the Company erroneously reimbursed Mr. Sclavos in the amount of $32,190 for personal travel on his private plane. In June 2007, Mr. Sclavos reimbursed the Company for that amount.

The Internal Audit Department’s review of senior management business expenses has not yet been completed.

Grants of Plan Based Awards for Fiscal 2006

The following table shows all plan-based awards granted to the Named Executive Officers during fiscal 2006.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2006

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Stratton D. Sclavos	8/1/2006	—	583,000	$17.9400	$6,017,435
	8/1/2006	64,800	—	—	1,162,512

Dana L. Evan					(1)
	8/1/2006	—	81,000	17.9400	555,992
	8/1/2006	9,000	—	—	161,460

John M. Donovan	11/30/2006	—	15,238	5.1808	306,284
	11/30/2006	—	427	3.2121	9,287
	11/30/2006	—	854	3.2121	18,575
	12/12/2006	—	200,000	25.3400	1,768,640
	12/12/2006	25,000	—	—	633,500

Mark D. McLaughlin					(2)
	5/16/2006	—	40,000	22.3000	346,148
	8/1/2006	—	90,000	17.9400	617,769
	5/16/2006	4,200	—	—	93,660
	8/1/2006	10,000	—	—	179,400

Robert J. Korzeniewski					(3)
	8/1/2006	—	72,000	17.9400	494,215
	8/1/2006	8,000	—	—	143,520

Vernon L. Irvin	8/1/2006	—	63,000	17.9400	432,438
	8/1/2006	7,000	—	—	125,580

(1)	Ms. Evan holds certain stock options that were subject to Section 409A of the Internal Revenue Code (“Affected Options”). Effective December 31, 2006, Ms. Evan elected to adjust the exercise price of an Affected Option to purchase 1,667 shares of VeriSign common stock from $34.438 to $42.26, the exercise price of an Affected Option to purchase 11,250 shares of VeriSign common stock from $34.16 to $38.30, and the exercise price of an Affected Option to purchase 31,250 shares of VeriSign common stock from $22.71 to $23.74. In accordance with FAS 123R, there was no incremental fair value assigned to the Affected Options as a result of the election.
(2)	Mr. McLaughlin holds certain stock options that are Affected Options. Effective December 31, 2006, Mr. McLaughlin elected to adjust the exercise price of an Affected Option to purchase 28,187 shares of VeriSign common stock from $12.88 to $14.93 and the exercise price of an Affected Option to purchase 67,499 shares of VeriSign common stock from $17.36 to $19.82. In accordance with FAS 123R, there was no incremental fair value assigned to the Affected Options as a result of the election.
(3)	Mr. Korzeniewski holds certain stock options that are Affected Options. Effective December 31, 2006, Mr. Korzeniewski elected to adjust the exercise price of an Affected Option to purchase 1,458 shares of VeriSign common stock from $34.438 to $42.26, the exercise price of an Affected Option to purchase 11,250 shares of VeriSign common stock from $34.16 to $38.30, and the exercise price of an Affected Option to purchase 56,250 shares of VeriSign common stock from $22.71 to $23.74. In accordance with FAS 123R, there was no incremental fair value assigned to the Affected Options as a result of the election.

Employment Agreements

The Company generally does not enter into employment agreements with its executive officers. Please refer to “Compensation Discussion and Analysis” in this report for more information concerning our compensation practices and policies for executive officers.

Adjustments or Amendments to Exercise or Base Price of Stock Option Awards

Effective December 31, 2006, Ms. Evan, Mr. McLaughlin and Mr. Korzeniewski elected to adjust the exercise price of their Affected Options to reflect the fair market value at the time the option was granted (as such measurement date is determined for financial reporting purposes). As adjusted, such options are no longer subject to the adverse tax consequences of Section 409A of the Internal Revenue Code.

The Company has not made a determination whether compensation will be paid to any of these individuals in connection with these elections.

Material Terms of Stock Options and Restricted Stock Unit Awards

Stock options are granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant and have a term of not greater than 10 years from the date of grant. Stock options generally vest 25% on the first anniversary of the date of grant and ratably over the following 12 quarters. A restricted stock unit is an award covering a number of shares of VeriSign common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units will generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over four years. The Compensation Committee of the Board of Directors, however, may authorize grants with different vesting schedule in the future.

Salary and Bonus in Proportion to Total Compensation

The following table shows each of our Named Executive Officer’s 2006 salary as a percentage of the total compensation as set forth in the “Summary Compensation Table for Fiscal 2006” above.

Named Executive Officer	2006 Salary as Percentage of Total Compensation
Stratton D. Sclavos	13.66%
Dana L. Evan	46.52%
John M. Donovan	0.58%
Mark D. McLaughlin	26.43%
Robert J. Korzeniewski	34.77%
Vernon L. Irvin	21.13%

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2006.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)
Stratton D. Sclavos	2,694	(3)	—		$74.1880	12/29/2007	—		—
	97,306	(3)	—		$74.1880	12/29/2007	—		—
	100,000		—		$59.4000	5/2/2008	—		—
	400,000	(4)	—		$22.7100	2/21/2009	—		—
	200,000	(4)	—		$22.7100	2/21/2009	—		—
	600,000		—		$10.0800	5/24/2009	—		—
	300,000	(5)	—		$55.9400	8/1/2011	—		—
	925,000	(5)	—		$55.9400	8/1/2011	—		—
	250,000		—		$33.3800	12/17/2011	—		—
	400,000		—		$35.0490	12/17/2011	—		—
	96,325		288,975	(6)	$23.4600	11/1/2012	—		—
	518,038		172,679	(7)	$15.8700	10/29/2013	—		—
	—		583,000	(8)	$17.9400	8/1/2013	—		—
	—		—		—	—	82,499	(9)	$1,984,101
	—		—		—	—	77,400	(10)	$1,861,470
	—		—		—	—	64,800	(11)	$1,558,440

Dana L. Evan	1,322	(12)	—		$151.2500	8/1/2007	—		—
	123,678	(12)	—		$151.2500	8/1/2007	—		—
	25,000	(13)	—		$74.1880	12/29/2007	—		—
	40,000	(14)	—		$34.4380	3/15/2008	—		—
	90,000	(15)	—		$34.1600	9/6/2008	—		—
	100,000	(16)	—		$22.7100	2/21/2009	—		—
	52,500		—		$10.0800	5/24/2009	—		—
	135,000		—		$26.5300	11/3/2011	—		—
	108,000		—		$26.4000	8/2/2012	—		—
	—		81,000	(8)	$17.9400	8/1/2013	—		—
	65,000		15,000	(17)	$12.8800	8/11/2013	—		—
	—		—		—	—	10,800	(18)	$259,740
	—		—		—	—	9,000	(11)	$216,450

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)
John M. Donovan	142		285	(19)	$3.2121	8/14/2012	—		—
	142		712	(19)	$3.2121	8/14/2012	—		—
	662		14,576	(20)	$5.1808	10/29/2013	—		—
	—		200,000	(21)	$25.3400	12/12/2013	—		—
	—		—		—	—	25,000	(22)	$601,250

Mark D. McLaughlin	3,066		—		$97.7969	4/15/2007	—		—
	21,934		—		$97.7969	4/15/2007	—		—
	50,000		—		$151.2500	8/1/2007	—		—
	6,250		—		$13.7900	3/15/2008	—		—
	25,000		—		$13.7900	9/6/2008	—		—
	16,875		—		$13.7900	2/21/2009	—		—
	15,625		—		$10.0800	5/24/2009	—		—
	12,500		4,687	(23)	$12.8800	9/26/2010	—		—
	20,500	(24)	7,687	(23)	$12.8800	9/26/2010	—		—
	36,000	(25)	31,499	(26)	$17.3600	8/31/2011	—		—
	25,000		—		$33.3800	12/17/2011	—		—
	90,000		—		$26.4000	8/2/2012	—		—
	—		40,000	(27)	$22.3000	5/16/2013	—		—
	—		90,000	(8)	$17.9400	8/1/2013	—		—
	—		—		—	—	9,000	(18)	$216,450
	—		—		—	—	4,200	(28)	$101,010
	—		—		—	—	10,000	(11)	$240,500

Robert J. Korzeniewski	2,680		—		$149.2500	6/23/2007	—		—
	97,320		—		$149.2500	6/23/2007	—		—
	35,000	(29)	—		$34.4380	3/15/2008	—		—
	90,000	(30)	—		$34.1600	9/6/2008	—		—
	100,000	(31)	—		$22.7100	2/21/2009	—		—
	25,000		—		$10.0800	5/24/2009	—		—
	112,500		—		$26.5300	11/3/2011	—		—
	90,000		—		$26.4000	8/2/2012	—		—
	—		72,000	(8)	$17.9400	8/1/2013	—		—
	65,000		15,000	(17)	$12.8800	8/11/2013	—		—
	—		—		—	—	9,000	(18)	$216,450
	—		—		—	—	8,000	(11)	$192,400

Vernon L. Irvin	74,906		—		$13.7900	1/31/2007	—		—
	180,000		—		$26.5300	1/31/2007	—		—
	108,000		—		$26.4000	1/31/2007	—		—
	15,750		—		$17.9400	1/31/2007	—		—

(1)	On December 29, 2005, VeriSign’s Board of Directors approved the acceleration of the vesting of unvested stock options with an exercise price per share in excess of $24.99. Such acceleration was accompanied by restrictions that prohibit the sale of any shares acquired upon the exercise of such stock options prior to the date such stock options would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). All vesting terms assume continued employment with VeriSign through full vesting of the respective option or restricted stock unit award.

(2)	Value is based on the closing price of VeriSign common stock of $24.05 on December 29, 2006, as reported by the NASDAQ Global Select Market.
(3)	On January 12, 2007, the Board of Directors adjusted the exercise price of this option from $74.188 to $127.31. In accordance with FAS 123R, there was no incremental fair value assigned to the option as a result of the adjustment.
(4)	On May 23, 2007, the Board of Directors adjusted the exercise price of this option from $22.71 to $26.31. In accordance with FAS 123R, there was no incremental fair value assigned to the option as a result of the adjustment.
(5)	The option was transferred on or about 10/30/2001 to Boutari Ventures, LLC pursuant to a Unanimous Written Consent of the Compensation Committee dated October 30, 2001. Mr. Sclavos and his spouse are co-managers of Boutari Ventures, LLC.
(6)	The option was granted on 11/01/2005. The option became exercisable as to 25% of the shares on 11/01/2006 and vests quarterly thereafter until fully vested.
(7)	The option was granted on 10/29/2003. The option became exercisable as to 25% of the shares on 10/29/2004 and vests quarterly thereafter until fully vested.
(8)	The option was granted on 08/01/2006. The option becomes exercisable as to 25% of the shares on 08/01/2007 and vests quarterly thereafter until fully vested.
(9)	Two awards of RSUs were granted on 12/17/2004, the first award for 100,000 RSUs (the “First Award”) and the second award for 25,000 RSUs (the “Second Award”). The First Award vested on 12/17/2005 and 12/17/2006 as to 10% and 20% of the award, respectively; 30% and 40% will vest on 12/17/2008 and 12/17/2009, respectively. The Second Award first vested on 12/17/2005 as to 25% of the total award and vested and continues to vest quarterly thereafter until fully vested.
(10)	An award of RSUs was granted on 11/01/2005. The RSUs vested on 11/01/2006 as to 10% of the total award, and shall vest as to 20%, 30% and 40% on each subsequent anniversary of the date of grant until fully vested.
(11)	An award of RSUs was granted on 08/01/2006. The RSUs vest as to 25% of the total award on each anniversary of the date of grant until fully vested.
(12)	On January 12, 2007, the Board of Directors adjusted the exercise price of this option from $151.25 to $165.22. In accordance with FAS 123R, there was no incremental fair value assigned to the option as a result of the adjustment.
(13)	On January 12, 2007, the Board of Directors adjusted the exercise price of this option from $74.188 to $127.31. In accordance with FAS 123R, there was no incremental fair value assigned to the option as a result of the adjustment.
(14)	Includes 1,667 Affected Options as described in Footnote 1 of the Grants of Plan-Based Awards Table contained in this report. On February 27, 2007, the Board of Directors adjusted the exercise price on the balance of this option not considered Affected Options from $34.438 to $42.26. In accordance with FAS 123R, there was no incremental fair value assigned to the option as a result of the adjustment.
(15)	Includes 11,250 Affected Options as described in Footnote 1 of the Grants of Plan-Based Awards Table contained in this report. On February 27, 2007, the Board of Directors adjusted the exercise price on the balance of this option not considered Affected Options from $34.16 to $38.30. In accordance with FAS 123R, there was no incremental fair value assigned to the option as a result of the adjustment.
(16)	Includes 31,250 Affected Options as described in Footnote 1 of the Grants of Plan-Based Awards Table contained in this report. On May 23, 2007, the Board of Directors adjusted the exercise price on the balance of this option not considered Affected Options from $22.71 to $23.74. In accordance with FAS 123R, there was no incremental fair value assigned to the option as a result of the adjustment.
(17)	The option was granted on 08/11/2003. The option became exercisable as to 6.25% of the shares on 11/11/2003 and vests quarterly thereafter until fully vested.
(18)	An award of RSUs was granted on 08/02/05. The RSUs vested on 08/02/2006 as to 10% of the total award, and shall vest as to 20%, 30% and 40% on each subsequent anniversary of the date of grant until fully vested.
(19)	The options were granted on 11/30/2006. The options became exercisable as to 142 shares on 12/31/2006 and vest monthly thereafter until fully vested.
(20)	The option was granted on 11/30/2006. The option became exercisable as to 662 shares on 12/29/2006 and vests monthly thereafter until fully vested.
(21)	The option was granted on 12/12/2006. The option becomes exercisable as to 25% of the shares on 12/12/2007 and vests quarterly thereafter until fully vested.
(22)	An award of RSUs was granted on 12/12/2006. The RSUs vest as to 25% of the total award on each anniversary of the date of grant until fully vested.
(23)	The option was granted on 09/26/2003. The option became exercisable as to 25% of the shares on 09/26/2004 and vested and continues to vest quarterly thereafter until fully vested.
(24)	Includes 28,187 Affected Options as described in Footnote 2 of the Grants of Plan-Based Awards Table contained in this report.
(25)	Includes 67,499 Affected Options as described in Footnote 2 of the Grants of Plan-Based Awards Table contained in this report.
(26)	The option was granted on 08/31/2004. The option became exercisable as to 25% of the shares on 08/31/2005 and vested and continues to vest quarterly thereafter until fully vested.
(27)	The option was granted on 05/16/2006. The option became exercisable as to 25% of the shares on 05/16/2007 and vests quarterly thereafter until fully vested.
(28)	An award of RSUs was granted on 05/16/2006. The RSUs vest as to 25% of the total award on each anniversary of the date of grant until fully vested.
(29)	Includes 1,458 Affected Options as described in Footnote 3 of the Grants of Plan-Based Awards Table contained in this report.
(30)	Includes 11,250 Affected Options as described in Footnote 3 of the Grants of Plan-Based Awards Table contained in this report.
(31)	Includes 56,250 Affected Options as described in Footnote 3 of the Grants of Plan-Based Awards Table contained in this report.

Option Exercises and Stock Vested for Fiscal Year 2006

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by our Named Executive Officers during fiscal 2006.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Stratton D. Sclavos	—	$—	34,851	$830,129
Dana L. Evan	22,500	311,275	1,200	21,264
John M. Donovan	—	—	—	—
Mark D. McLaughlin	44,877	438,626	1,000	17,720
Robert J. Korzeniewski	25,000	348,379	1,000	17,720
Vernon L. Irvin	14,000	131,985	5,650	113,290

Potential Payments Upon Termination or Change-in-Control

The Company has no formal severance program for its executive officers, all of whom are at-will employees. The Company generally does not enter into employment agreements with its executive officers and employment offers generally do not provide for severance or other benefits following termination. Upon certain changes in control, the option vesting schedule accelerates as to 50% of any shares subject to stock options that are then unvested for officers at the level of senior vice president and above and as to 100% of any shares subject to stock options that are then unvested for the president and chief executive officer.

Assuming a change-in-control occurred on December 29, 2006, our Named Executive Officers, other than Mr. Irvin, would receive the following benefits using $24.05 as the closing share price of VeriSign common stock as of that date.

CHANGE IN CONTROL PAYMENT AND BENEFIT ESTIMATES DECEMBER 29, 2006

Executive Name	Value of Accelerated Vesting of Stock Option Awards
Stratton D. Sclavos	$5,145,139
Dana L. Evan	331,230
John M. Donovan	147,906
Mark D. McLaughlin	484,423
Robert J. Korzeniewski	303,735

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation Table for Fiscal 2006

The following table sets forth a summary of compensation information for our non-employee directors for fiscal 2006.

Non-Employee Director Compensation for Fiscal 2006

Non-Employee Director Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)		All Other Compensation (2)	Total
D. James Bidzos (3)	$53,500	$11,393	$77,283	(4)	$—	$142,176
William L. Chenevich (5)	63,500	11,393	77,283		3,302	155,478
Michelle Guthrie (6)	53,500	11,393	129,671		914	195,478
Scott G. Kriens (7)	51,500	11,393	88,348		—	151,241
Leonard J. Lauer (8)	28,750	—	63,159	(9)	2,324	94,233
Roger H. Moore (10)	43,500	11,393	86,789		—	141,682
Edward A. Mueller (11)	81,500	11,393	127,453		—	220,346
Gregory L. Reyes (12)	43,125	—	29,760	(13)	—	72,885
William A. Roper, Jr. (14)	118,500	11,393	98,278		10,316	238,487
Louis A. Simpson (15)	73,500	11,393	105,669		3,582	194,144

(1)	Stock Awards consist solely of restricted stock units. Amounts shown do not reflect compensation actually received by the respective non-employee director. Instead, the amounts shown are the compensation expenses recognized by VeriSign in 2006 for the applicable Stock Award or Option Award as determined pursuant to FAS 123R, disregarding forfeiture assumptions. These compensation costs reflect equity awards granted in 2006 and prior years. The grant date fair value for each Stock Award granted to non-employee directors in 2006 was $109,434. As of December 31, 2006, each non-employee director held outstanding stock awards of 6,100 restricted stock units, which if settled for shares of the Company’s common stock, will settle on a one-to-one basis into shares of the Company’s common stock following satisfaction of vesting. The grant date fair value for each Option Award granted to non-employee directors on January 3, 2006 to Mr. Kriens, February 13, 2006 to Mr. Moore and March 21, 2006 to Mr. Mueller was $103,125, $114,509 and $112,021, respectively. The grant date fair value for each Option Award granted to non-employee directors on June 12, 2006 to Ms. Guthrie and Messrs. Mueller and Simpson was $231,103. The grant date fair value for each Option Award granted to non-employee directors on August 1, 2006 was $153,257. The assumptions used to calculate the value of Option Awards are set forth under Note 13 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(2)	Represents reimbursable expenses paid to the respective non-employee director.
(3)	As of December 31, 2006, Mr. Bidzos held outstanding options to purchase 103,850 shares of the Company’s common stock.
(4)	Mr. Bidzos holds certain options that are Affected Options. Effective December 31, 2006, Mr. Bidzos elected to adjust the exercise price of an Affected Option to purchase 3,125 shares of VeriSign common stock from $5.25 to $6.70, the exercise price of an Affected Option to purchase 6,250 shares of VeriSign common stock from $12.46 to $12.88, and the exercise price of an Affected Option to purchase 12,500 shares of VeriSign common stock from $25.79 to $25.99. In accordance with FAS 123R, there was no incremental fair value assigned to the Affected Options as a result of the election.
(5)	As of December 31, 2006, Mr. Chenevich held outstanding options to purchase 113,225 shares of the Company’s common stock.
(6)	As of December 31, 2006, Ms. Guthrie held outstanding options to purchase 67,600 shares of the Company’s common stock.
(7)	As of December 31, 2006, Mr. Kriens held outstanding options to purchase 105,100 shares of the Company’s common stock.
(8)	Mr. Lauer resigned as a director on July 31, 2006. As of December 31, 2006, Mr. Lauer held outstanding options to purchase 18,750 shares of the Company’s common stock.
(9)	Does not include an estimated compensation expense of $55,567 in stock option forfeitures related to service-based vesting conditions on these awards.
(10)	As of December 31, 2006, Mr. Moore held outstanding options to purchase 92,600 shares of the Company’s common stock.
(11)	As of December 31, 2006, Mr. Mueller held outstanding options to purchase 80,100 shares of the Company’s common stock.
(12)	Mr. Reyes resigned as a director on July 31, 2006. As of December 31, 2006, Mr. Reyes held outstanding options to purchase 67,968 shares of the Company’s common stock.
(13)	Does not include an estimated compensation expense of $29,640 in stock option forfeitures related to service-based vesting conditions on these awards.
(14)	As of December 31, 2006, Mr. Roper held outstanding options to purchase 67,600 shares of the Company’s common stock. Mr. Roper served as Lead Independent Director from May 2005 until his appointment as CEO and President in May 2007.
(15)	As of December 31, 2006, Mr. Simpson held outstanding options to purchase 67,600 shares of the Company’s common stock.

Adjustments or Amendments to Exercise or Base Price of Stock Option Awards

Effective December 31, 2006, Mr. Bidzos elected to adjust the exercise price of his Affected Options to reflect the fair market value at the time the option was granted (as such measurement date is determined for financial reporting purposes). As adjusted, such options are no longer subject to the adverse tax consequences of Section 409A of the Internal Revenue Code.

The Company has not made a determination whether compensation will be paid in connection with this election.

Material Terms of Stock Options and Restricted Stock Unit Awards

Under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), stock options are granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant and have a term of not greater than 10 years from the date of grant. Stock options generally vest 25% on the first anniversary of the date of grant and ratably over the following 12 quarters. A restricted stock unit is an award covering a number of shares of VeriSign common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units will generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over 4 years. The Compensation Committee of the Board of Directors, however, may authorize grants with different vesting schedule in the future. Upon a change-in-control of the Company, the vesting schedule for equity awards accelerates as to 100% of any shares that are then unvested for all non-employee directors.

Under the Company’s 1998 Directors Stock Option Plan (the “Directors Plan”), stock options are granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant and have a term of not greater than 10 years from the date of grant. Stock options generally vest 6.25% on each three-month anniversary of the date of grant. Upon a change-in-control of the Company, the vesting schedule for equity awards accelerates as to 100% of any shares that are then unvested for all non-employee directors.

Non-Employee Director Meeting Fees and Retainer Information

The following table sets forth details of our compensation and reimbursement policy and practices for our non-employee directors during fiscal 2006.

Annual retainer for all non-employee directors	$37,500
Additional annual retainer for the Lead Independent Director	$40,000
Additional annual retainer for Audit Committee members	$20,000
Additional annual retainer for Compensation Committee members	$20,000
Additional annual retainer for Nominating and Corporate Governance Committee members	$10,000
Additional annual retainer for Audit Committee Chairman	$10,000
Additional annual retainer for Compensation Committee Chairman	$10,000
Additional annual retainer for Nominating and Corporate Governance Committee Chairman	$5,000
Payment for each Special Board meeting attended	$2,000
Reimbursement for expenses attendant to Board membership	Yes

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 30, 2007 by:

•	each current stockholder who is known to own beneficially more than 5% of our common stock;

•	each current director;

•	each of the Named Executive Officers (see the “Summary Compensation Table for Fiscal 2006” elsewhere in this report); and

•	all current directors and executive officers as a group.

The percentage ownership is based on 243,838,287 shares of common stock outstanding at June 30, 2007. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of June 30, 2007 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes following the table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

BENEFICIAL OWNERSHIP TABLE

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number (1)		Percent (1)
Greater Than 5% Stockholders
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	18,192,176	(2)	7.46%
Private Capital Management, L.P. 8889 Pelican Bay Blvd., Suite 500 Naples, FL 34108	17,610,384	(3)	7.22
Eton Park Capital Management, L.P. 825 Third Avenue, 8th Floor New York, NY 10022	13,705,700	(4)	5.62

Directors and Named Executive Officers
Stratton D. Sclavos (5)	5,326,267		2.18%
Dana L. Evan (6)	860,311		*
Robert J. Korzeniewski (7)	632,580		*
Mark D. McLaughlin (8)	356,244		*
Scott G. Kriens (9)	164,051		*
D. James Bidzos (10)	142,800		*
William L. Chenevich (11)	103,112		*
Louis A. Simpson (12)	93,425		*
Roger H. Moore (13)	72,042		*
William A. Roper, Jr. (14)	57,332		*
Edward A. Mueller (15)	48,331		*
Michelle Guthrie (16)	24,675		*
John M. Donovan (17)	7,243		*
Vernon L. Irvin	—		—
All current directors and executive officers as a group (14 persons) (18)	2,190,488		*

*	Less than 1% of VeriSign’s outstanding common stock.

(1)	The percentages are calculated using 243,838,287 outstanding shares of the Company’s common stock on June 30, 2007 as adjusted pursuant to Rule 13d-3(d)(1)(i). Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, beneficial ownership information also includes shares subject to options exercisable within 60 days of June 30, 2007.
(2)	Based on Schedule 13G/A filed on February 14, 2007 with the SEC by T. Rowe Price Associates, Inc., with respect to beneficial ownership of 18,192,176 shares. T. Rowe Price Associates, Inc. has sole voting power over 4,120,484 of these shares and sole dispositive power over 18,192,176 of these shares.
(3)	Based on Schedule 13G filed on February 14, 2007 with the SEC by Private Capital Management, L.P., with respect to beneficial ownership of 17,610,384 shares. Private Capital Management, L.P. has sole voting power and sole dispositive power over 598,900 of these shares and shared voting power and shared dispositive power over 17,011,484 of these shares.
(4)	Based on Schedule 13G filed on April 23, 2007 with the SEC by Eton Park Fund, L.P. (“EP Fund”), Eton Park Master Fund, Ltd. (“EP Master Fund”), Eton Park Associates, L.P. (“EP Associates”), Eton Park Capital Management, L.P. (“EP Management”), and Eric M. Mindich (“Mr. Mindich”), with respect to beneficial ownership of 13,705,700 shares of Common Stock. EP Fund has shared voting power and shared dispositive power over 4,796,955 of these shares. EP Master Fund has shared voting power and shared dispositive power over 8,908,705 of these shares. EP Associates serves as the general partner of EP Fund. EP Management serves as investment manager to EP Master Fund. EP Associates, the general partner of EP Fund, has the power to direct the affairs of EP Fund including decisions with respect to the disposition of the proceeds from the sale of the shares of Common Stock held by EP Fund. Eton Park Associates, L.L.C. serves as the general partner of EP Associates. Mr. Mindich is managing member of Eton Park Associates, L.L.C. and may, by virtue of his position as managing member, be deemed to have power to direct the vote and disposition of the shares of common stock held by EP Fund. EP Master Fund is a client of EP Management. Eton Park Capital Management, L.L.C. serves as the general partner of EP Management. Mr. Mindich is the managing member of Eton Park Capital Management, L.L.C. and may be, by virtue of his position as managing member, deemed to have power to direct the vote and disposition of the shares of common stock held by EP Master Fund. Mr. Mindich disclaims beneficial ownership of the Common Stock reported herein, other than the portion of such shares which relates to his individual economic interest in each of EP Fund and EP Master Fund.
(5)	Includes 85,600 shares held indirectly by Eladha Partners, LP under which Stratton D. Sclavos and his spouse are limited partners with an ownership interest of 98%. Also includes 18,333 shares held indirectly by Sclavos Family Partners, LP under which Mr. Sclavos and his spouse are limited partners with an ownership interest of 50% and Mr. Sclavos’ children are limited partners with a 48% ownership interest. Also includes 313,403 shares held indirectly by the Sclavos 1990 Revocable Trust under which Mr. Sclavos and his spouse are co-trustees. Also includes 12,205 shares held indirectly by the Sclavos Family Foundation under which Mr. Sclavos is the beneficial owner. Also includes 1,563 unissued shares subject to restricted stock units. Also includes 2,798,865 shares subject to options held directly by Mr. Sclavos, and 1,225,000 shares subject to options held indirectly by Boutari Ventures, LLC. Mr. Sclavos and his spouse are co-managers of Boutari Ventures, LLC. Also includes 679,803 shares subject to options to purchase shares of VeriSign common stock and 156,336 unissued shares subject to restricted stock units that were accelerated pursuant to the terms of Mr. Sclavos’ severance agreement. Mr. Sclavos is our former President, Chief Executive Officer and Chairman of the Board of Directors and resigned from the Company on May 27, 2007.
(6)	Includes 15,742 shares held indirectly by TDC&R Investments LP under which Dana L. Evan and her spouse are 1% general partners and Ms. Evan’s children are limited partners with an ownership interest of 99%. Also includes 57,587 shares held indirectly by the Evan 1991 Living Trust under which Ms. Evan and her spouse are co-trustees. Also includes 775,750 shares subject to options held directly by Ms. Evan. Also includes 4,650 shares subject to restricted stock units. Ms. Evan is our former Executive Vice President, Finance and Administration and Chief Financial Officer and resigned from the Company on July 10, 2007.
(7)	Includes 550,500 shares subject to options held directly by Mr. Korzeniewski. Also includes 4,000 shares subject to restricted stock units. Mr. Korzeniewski is Executive Vice President, Corporate Development.
(8)	Includes 350,000 shares subject to options held directly by Mr. McLaughlin. Also includes 1,050 unissued shares and 4,500 shares subject to restricted stock units. Mr. McLaughlin is Executive Vice President, Products and Marketing.
(9)	Includes 80,000 shares held indirectly by the Kriens 1996 Trust U/T/A October 29, 1996, over which Mr. Kriens and his spouse exercise investment and voting control. Also includes 82,526 shares subject to options held directly by Mr. Kriens. Also includes 1,525 shares subject to restricted stock units.
(10)	Includes 87,525 shares subject to options held directly by Mr. Bidzos. Also includes 1,525 shares subject to restricted stock units.
(11)	Includes 96,900 shares subject to options held directly by Mr. Chenevich. Also includes 1,525 shares subject to restricted stock units.
(12)	Includes 41,900 shares subject to options held directly by Mr. Simpson. Also includes 1,525 shares subject to restricted stock units.
(13)	Includes 70,026 shares subject to options held directly by Mr. Moore. Also includes 1,525 shares subject to restricted stock units.
(14)	Includes 10,000 shares held indirectly by the FMT CO Cust IRA Rollover FBO William A. Roper, Jr., of which Mr. Roper has sole beneficial ownership. Also includes 45,807 shares subject to options held directly by Mr. Roper. Also includes 1,525 shares subject to restricted stock units. Mr. Roper is our President and Chief Executive Officer and a member of the Board of Directors.
(15)	Includes 1,000 shares held indirectly by the Fidelity Management Trust Company FBO Edward A. Mueller IRA, of which Mr. Mueller has sole beneficial ownership. Includes 45,806 shares subject to options held directly by Mr. Mueller. Also includes 1,525 shares subject to restricted stock units. Mr. Mueller is Chairman of the Board of Directors.
(16)	Includes 23,150 shares subject to options held directly by Ms. Guthrie. Also includes 1,525 shares subject to restricted stock units.
(17)	Includes 7,243 shares subject to options held directly by Mr. Donovan. Mr. Donovan is Executive Vice President, Worldwide Sales and Services.
(18)	Includes the shares described in footnotes (6)-(17) and 488,653 shares beneficially held by three additional executive officers, of which 465,467 shares are subject to options and 1,050 unissued shares and 6,660 subject to restricted stock units held directly by the additional executive officers.

EQUITY COMPENSATION INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN TABLE

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders (2)	12,771,690	(3)	$41.03	28,926,883	(4)
Equity compensation plans not approved by stockholders (5)	20,004,411	(6)	20.65	—

Total	32,776,101		$28.59	28,926,883

(1)	Excludes 2,134,467 shares subject to restricted stock units outstanding as of December 31, 2006 that were issued under the 1998 Equity Incentive Plan and 2006 Equity Incentive Plan (the “2006 Plan”).
(2)	Includes the 1998 Equity Incentive Plan, the 1998 Directors Plan (collectively, the “1998 Plans”), the 2006 Plan, and the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). Effective May 27, 2006, additional equity awards under the 1998 Plans have been discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 1998 Plans that were not subject to outstanding awards as of May 26, 2006 were canceled on May 26, 2006. The 1998 Plans will remain in effect as to outstanding equity awards granted under the plan prior to May 26, 2006.
(3)	Excludes purchase rights accruing under the Purchase Plan, which has a remaining stockholder-approved reserve of 8,398,601 shares as of December 31, 2006.
(4)	Consists of shares available for future issuance under the 2006 Plan and the Purchase Plan. As of December 31, 2006, an aggregate of 20,528,282 and 8,398,601 shares of Common Stock were available for issuance under the 2006 Plan and the Purchase Plan, respectively.
(5)	Includes the 1995 Stock Option Plan, the 1997 Stock Option Plan (the “Prior Plans”), and the 2001 Stock Incentive Plan (the “2001 Plan”). No options issued under the Prior Plans are held by any directors or executive officers. No options issued under the 2001 Plan are held by any directors or executive officers except for Messrs. Balogh, McLaughlin and Sclavos. Effective May 27, 2006, additional equity awards under the 2001 Plan have been discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 2001 Plan that were not subject to outstanding awards as of May 26, 2006 were canceled on May 26, 2006. The 2001 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 26, 2006.
(6)	Does not include options to purchase an aggregate of 1,941,070 shares of common stock with a weighted-average exercise price of $11.75 that were assumed in business combinations. Also does not include options to purchase an aggregate of 925,000 shares of VeriSign common stock with an exercise price of $55.94 that were granted to Stratton D. Sclavos on August 1, 2001.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

POLICIES AND PROCEDURES WITH RESPECT TO TRANSACTIONS WITH RELATED PERSONS

In May 2007, VeriSign’s Audit Committee approved a Policy for Entering into Transactions with Related Persons (the “Policy”) which sets forth the requirements for review, approval or ratification of transactions between VeriSign and “related persons,” as such term is defined under Item 404 of Regulation S-K.

Pursuant to the terms of the Policy, the Audit Committee shall review, approve or ratify the terms of any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (i) VeriSign was or is to be a participant and (ii) a related person has or will have a direct or indirect interest, except transactions entered into at arms length and in the ordinary course of business where the aggregate value of the transaction is less than $120,000 (“Related Party Transaction”). In determining whether to approve or ratify a Related Party Transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the Related Party Transaction terms are no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the materiality of the related person’s direct or indirect interest in the transaction.

Prior approval of the Audit Committee shall be required for the following Related Party Transactions:

•

Any Related Party Transaction where a related person enters into an agreement or arrangement directly with VeriSign; provided, however, certain agreements or arrangements between VeriSign and a related person concerning employment and any compensation solely resulting from the employment or concerning compensation as a member of the Board of Directors that have, in each case, been entered into or approved in accordance with policies of VeriSign shall not be subject to prior approval of the Audit Committee.

•

Any Related Party Transaction involving an indirect material interest of a related person where the terms of the agreement or arrangement are not negotiated on an arms length basis or where the Related Party Transaction is not a transaction in the ordinary course of business; provided, further, that the Audit Committee shall have the sole discretion in determining whether an indirect interest of a related person is material.

•	Any Related Party Transaction where the total contract value exceeds $1 million.

On a quarterly basis, the Audit Committee shall review and, if determined by the Audit Committee to be appropriate, ratify any Related Party Transaction not requiring prior approval of the Audit Committee pursuant to the Policy.

In the event VeriSign proposes to enter into a transaction with a related person who is a member of the Audit Committee or an immediate family member of a member of the Audit Committee, prior approval by a majority of the disinterested members of the Board of Directors shall be required and no such member of the Audit Committee for which he or she or an immediate family member is a related person shall participate in any discussion or approval of such transaction, except to provide all material information concerning the Related Party Transaction.

The following Related Party Transactions shall be deemed to be pre-approved by the Audit Committee, even if the aggregate amount involved exceeds $120,000:

•	Payment of compensation to officers in connection with their employment with VeriSign; provided that, such compensation has been approved in accordance with policies of VeriSign.

•	Remuneration to directors in connection with their service as a member of the Board of Directors; provided that, such remuneration has been approved in accordance with policies of VeriSign.

•	Reimbursement of expenses incurred in exercising duties as an officer or director of VeriSign provided such reimbursement has been approved in accordance with policies of VeriSign.

•

Any transaction with another company at which a related person’s only relationship is an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed $1,000,000.

•	Any transaction with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

•	Any transaction involving a related person where the rates or charges involved are determined by competitive bids.

•

Any transaction where the related person’s interest arises solely from the ownership of VeriSign’ common stock and all holders of VeriSign’s common stock received the same benefit on a pro rata basis (e.g., dividends).

There are no transactions required to be reported under Item 404(a) of Regulation S-K where the Policy did not require review, approval or ratification, or where the Policy was not followed because the Policy was not adopted until May 2007.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we or any of our subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer or beneficial holder of more than 5% of the common stock of VeriSign or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than the transactions described below.

Reimbursement Payments to Mr. Sclavos for Use of Airplane.    The compensation committee has approved a policy for the reimbursement of certain expenses incurred by Stratton D. Sclavos in the operation of his private plane when used for VeriSign business. Under this policy, we will reimburse Mr. Sclavos $2,900 per flight hour up to $650,000 per year. During 2006, we reimbursed approximately $568,400 under this policy. All amounts reimbursed to Mr. Sclavos were approved by the compensation committee of the Board of Directors. Mr. Sclavos was President, Chief Executive Officer and Chairman of the Board of Directors until his resignation on May 27, 2007.

In April 2007, the Company’s Internal Audit Department began a review of business expenses for which senior management was reimbursed by the Company during calendar year 2006 and the first calendar quarter of 2007 and presented a preliminary report to the Audit Committee of the Board of Directors. The Audit Committee concluded that the Company erroneously reimbursed Mr. Sclavos in the amount of $32,190 for personal travel on his private plane. In June 2007, Mr. Sclavos reimbursed the Company for that amount.

The Internal Audit Department’s review of senior management business expenses has not yet been completed.

On July 9, 2007, VeriSign entered into a Consulting and Separation Agreement with Mr. Sclavos in connection with his resignation on May 27, 2007. Pursuant to the terms of the agreement, Mr. Sclavos will provide consulting services to the Company for a one-year period at the rate of $5,000 per month and is prohibited from engaging in certain competitive activities or soliciting customers of the Company during such period. The Company will pay Mr. Sclavos severance of $1,969,380 within twenty-one (21) days of the effective date of the agreement and $1,969,380 on June 15, 2008, subject to his compliance with the terms of the agreement. In the event of a change-in-control of the Company, all severance payments will accelerate and become immediately due and payable.

The Company accelerated all of Mr. Sclavos’ outstanding options to purchase shares of the Company’s common stock and restricted stock units that are scheduled to vest within twenty-four (24) months after Mr. Sclavos’ resignation. Accordingly, vesting for restricted stock units with respect to approximately 156,000 shares of the Company’s common stock and the following stock options were accelerated:

Grant Date	Exercise Price	Number of Shares Accelerated
10/29/2003	$15.87	86,340
11/01/2005	23.46	192,650
08/01/2006	17.94	400,813

Total:		679,803

On May 31, 2007, in anticipation of entering into this agreement, the Company paid Mr. Sclavos severance in the amount of $1,031,580 and $115,422 for all unpaid wages and unused paid time off accrued through his resignation date.

The Company will also pay Mr. Sclavos $5,459,430 within twenty-one (21) days of the effective date of the agreement in connection with an option to purchase 300,000 shares of the Company’s common stock that was previously granted to Mr. Sclavos but was erroneously deleted from the Company’s records as more fully described in the Explanatory Note appearing at the beginning of this report.

With respect to an option to purchase 600,000 shares of the Company’s common stock with an exercise price of $10.08 that was previously granted to Mr. Sclavos, if the Board of Directors determines in good faith that the exercise price of such option should be increased, then the exercise price of the unexercised portion of such option will be increased and with respect to the portion of such option that may have been exercised, Mr. Sclavos agrees to repay the Company the difference between the increased exercise price and the original exercise price.

Severance Arrangement with Ms. Lin.    On February 16, 2007, VeriSign entered into a severance Agreement with Judy Lin, the former Executive Vice President and General Manager, Security Services (“Lin Severance Agreement”), pursuant to which the Company agreed to pay Ms. Lin a severance payment in the total amount of $571,200, of which $382,704 was paid in 2007, and the balance is payable on the one year anniversary of the termination of her employment, subject to Ms. Lin’s compliance with non-solicitation and non-competition provisions. In March 2007, VeriSign also paid Ms. Lin $214,200, representing her bonus for services performed for VeriSign in 2006. VeriSign also made payments to Ms. Lin for her COBRA and life insurance premiums and provided certain administrative and other support as forth in the Lin Severance Agreement.

Upon termination of Ms. Lin’s employment with VeriSign, VeriSign accelerated vesting of 19,719 of Ms. Lin’s then unvested stock options to purchase shares of VeriSign common stock for which the fair market value is greater than the exercise price of her employment on the termination date. Also upon termination of Ms. Lin’s employment, VeriSign accelerated vesting of 4,250 of her then unvested restricted stock units of VeriSign common stock.

Severance Arrangement with Mr. Irvin.    On October 31, 2006, VeriSign entered into a Severance and General Release Agreement (the “Irvin Agreement”) with Vernon L. Irvin, the former Executive Vice President and General Manager, Communications Services, pursuant to which the Company agreed to pay Mr. Irvin a severance payment in the total amount of $683,520, of which $457,958 was paid in 2006 and the other $225,562 will be paid on the one year anniversary of the termination of his employment, subject to Mr. Irvin’s compliance with non-solicitation and non-competition provisions. In March 2007, VeriSign also paid Mr. Irvin $179,424, representing his bonus for services performed for VeriSign in 2006. VeriSign also made payments to Mr. Irvin for his COBRA and life insurance premiums and provided certain administrative and other support as set forth in the Irvin Agreement.

Upon termination of Mr. Irvin’s employment with VeriSign, VeriSign accelerated vesting of 22,781 of Mr. Irvin’s then unvested stock options to purchase shares of VeriSign common stock for which the fair market value is greater than the exercise price of his employment on the termination date. Also upon termination of Mr. Irvin’s employment, VeriSign accelerated vesting of 4,450 of his then unvested restricted stock units of VeriSign common stock.

Payments to Mr. Donovan.    In 2007, John Donovan received a bonus payment of $24,000 in connection with his service as Chief Executive Officer of inCode during 2006. In addition, in 2006, VeriSign paid Mr. Donovan $5,000,000 pursuant to the terms of an inCode Management Retention Plan. Mr. Donovan’s offer of employment provides for reimbursement of relocation expenses up to $1,500,000 in connection with his relocation to California. In February 2007, we reimbursed Mr. Donovan $1,366,827 in connection with his relocation. Mr. Donovan is our Executive Vice President, Worldwide Sales and Services.

Transactions with U.S. Bancorp.    We have entered into agreements with U.S. Bancorp and its affiliates (collectively “U.S. Bank”) pursuant to which we provide various services to U.S. Bank. William L. Chenevich is a member of our Board of Directors and the Vice Chairman of Technology and Operations for U.S. Bancorp. In 2006, the value of such transactions was $2,008,348, which was comprised mostly of professional consulting services, and in 2007, the value of such transactions was approximately $1,174,131, which includes $752,893 for professional consulting services and $421,238 for security services. We have also entered into agreements pursuant to which we purchase various products and services from U.S. Bank; however, the amounts are not material. In addition, U.S. Bank is a lender under a $500 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is more fully described in Note 10 “Credit Facility” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The portion of interest and fees paid by us under the Facility that was attributable to U.S. Bank was $299,100 in 2006 and $113,800 in 2007.

Transactions with Williams-Sonoma, Inc.    We have entered into agreements with Williams-Sonoma, Inc. (“Williams-Sonoma”) pursuant to which we provide various services to Williams-Sonoma. Edward A. Mueller is a member of our Board of Directors and was the Chief Executive Officer of Williams-Sonoma, Inc. until July 2006. In 2006, the value of such transactions was $134,422.

Transactions with Sprint Nextel.    We have entered into agreements with Sprint Nextel Corporation and its affiliates (collectively, “Sprint Nextel”) pursuant to which we provide various services to Sprint Nextel. In 2006, the value of such transactions was $83,691,659, which includes approximately $42.3 million for billing, commerce and communications services, approximately $38.9 million for content services, approximately $2.2 million for professional consulting services, and approximately $300,000 for security services. We have also entered into agreements pursuant to which we purchase various communications related products and services from Sprint Nextel. In 2006, we paid Sprint Nextel $13,402,875 in connection with such agreements. Len J. Lauer was a member of our Board of Directors until his resignation on July 31, 2006 and the Chief Operating Officer of Sprint Nextel Corporation through August 2006.

Director and Officer Indemnification Agreements.    We have entered into indemnity agreements with certain of officers, executive officers and directors which provide, among other things, that we will indemnify such officers and directors, under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party to by reason of his or her position as a director, officer or other agent of VeriSign, and otherwise to the full extent permitted under Delaware law and our bylaws.

Acceleration of Equity Award Vesting in the Event of a Change-in-Control.    Options generally vest at the rate of 25% of the shares subject to the option on the first anniversary of the date of the grant and thereafter with respect to 6.25% each quarter. However, upon certain changes in control, the vesting schedule accelerates as to 50% of any shares subject to stock options that are then unvested for officers at the level of senior vice president and above and as to 100% of any shares subject to stock options that are then unvested for the president and chief executive officer. In addition, upon a change-in-control, the vesting schedule for equity awards accelerates as to 100% of any shares that are then unvested for all non-employee directors.

DIRECTOR INDEPENDENCE

The Board of Directors has affirmatively determined that each non-employee directors is independent and that each director who serves on each of its committees is independent, as the term is defined by rules of The Nasdaq Stock Market and the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by KPMG LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed for other services provided by KPMG LLP.

	2006 Fees	2005 Fees (1)
Audit Fees (including quarterly reviews):
Integrated Audit	$3,835,709	$3,336,411
Stock Option Investigation	2,668,437	—

Consolidated audit (2)	6,504,146	3,336,411
Statutory Audits	545,690	399,870
Consent on SEC filing	7,500	22,500

Total Audit Fees	7,057,336	3,758,781
Audit-Related Fees (3)	1,298,855	1,153,244
Tax Fees (4)	228,717	128,743
All Other Fees	—	—

Total Fees	$8,584,908	$5,040,768

(1)	The Audit Fees reported for fiscal 2005 have been updated from the amounts reported in our proxy statement for our 2006 Annual Meeting of Stockholders which contained an estimate of Total Fees of $4,961,589 as final fees were not available at the time of filing.
(2)	Consolidated audit fees for 2006 represent estimated billings as final billings are yet to be determined.
(3)	Audit-Related Fees consist principally of attestation of internal controls for service organizations under Statement on Accounting Standards No. 70 and Webtrust audits.
(4)	Tax Fees include foreign tax compliance and related tax matters.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets As of December 31, 2006 and 2005

•	Consolidated Statements of Income For the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows For the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares In Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto.	8-K	11/23/05	2.1

3.01	Third Amended and Restated Certificate of Incorporation of the Registrant	S-1	1/29/98	3.02

3.02	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 1999	S-8	7/15/99	4.03

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.03	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant dated June 8, 2000	S-8	6/14/00	4.03

3.04	Amended and Restated Bylaws of Registrant, effective December 18, 2002	10-Q	5/14/03	3.1

3.05	Amended and Restated Article II, Section 2 of the Bylaws of Registrant, effective May 3, 2005	8-K	5/6/05	3.01

4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A	9/30/02	4.01

4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	3/19/03	4.02

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	10-K	3/31/03	10.02

10.02	Registrant’s 1995 Stock Option Plan, as amended through 8/6/96	S-1	1/29/98	10.06

10.03	Registrant’s 1997 Stock Option Plan	S-1	1/29/98	10.07

10.04	Registrant’s 1998 Equity Incentive Plan, as amended through 2/8/05	10-K	3/16/05	10.04

10.05	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement	10-Q	11/14/03	10.1

10.06	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement	10-K	3/16/05	10.06

10.07	409A Options Election Form and related documentation	8-K	1/4/07	99.01

10.08	Registrant’s 1998 Directors Stock Option Plan, as amended through 5/22/03, and form of stock option agreement	S-8	6/23/03	4.02

10.09	Summary of Director’s Compensation Benefits	10-Q	7/12/07	10.05

10.10	Registrant’s 1998 Employee Stock Purchase Plan, as amended through 10/22/03	S-8	8/4/04	4.01

10.11	Registrant’s 2001 Stock Incentive Plan, as amended through 11/22/02	10-K	3/31/03	10.08

10.12	Registrant’s 2006 Equity Incentive Plan, as adopted 5/26/06	10-Q	7/12/07	10.02

10.13	Registrant’s 2006 Equity Incentive Plan, form of Stock Option Agreement	10-Q	7/12/07	10.03

10.14	Registrant’s 2006 Equity Incentive Plan, form of Restricted Stock Unit Agreement	10-Q	7/12/07	10.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.13	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.14	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

10.15	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.16	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.17*	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation	S-1	1/29/98	10.18

10.18*	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/29/98	10.19

10.19	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.20	Employment Offer Letter Agreement between the Registrant and Stratton Sclavos dated as of June 12, 1995, as amended October 4, 1995	S-1	1/29/98	10.28

10.21	Transition Services and General Release Agreement between the Registrant and James M. Ulam dated May 18, 2006	10-Q	7/10/07	10.01

10.22	Amended and Restated Transition Services and General Release Agreement between the Registrant and James M. Ulam dated September 27, 2006	10-Q	7/10/07	10.01

10.23	Severance Agreement between the Registrant and Vernon Irvin dated October 31, 2006	8-K	11/6/06	99.01

10.24	Employment Offer Letter between the Registrant and Rodney A. McCowan dated October 4, 2006				X

10.25	Employment Offer Letter between the Registrant and John M. Donovan dated November 20, 2006				X

10.26	2006 .com Registry Agreement between VeriSign and ICANN				X

10.27	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between the Registrant and U.S. Department of Commerce managers				X

10.28	Deed of Lease between TST Waterview I, L.L.C. and the Registrant, dated as of July 19, 2001	10-Q	11/14/01	10.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.29	Accelerated Share Repurchase Transaction at Discount to VWAP dated November 21, 2005 between the Registrant and Morgan Stanley & Co. Incorporated	10-K	3/13/06	10.28

10.30	Credit Agreement among Registrant, the Designated Borrowers named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Citicorp USA, Inc., as Syndication Agent, JP Morgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets, Inc., as joint lead arrangers and joint book running managers	8-K	6/7/06	10.1

10.31	Subsidiary Guaranty dated June 7, 2006, made by the subsidiaries of Registrant named therein in favor of the Lenders party to the Credit Agreement and Bank of America, N.A., as Administrative Agent	8-K	6/7/06	10.1

10.32	Company Guaranty dated June 7, 2006, made by Registrant, in favor of the Lenders party to the Credit Agreement and Bank of America, N.A., as Administrative Agent	8-K	6/7/06	10.1

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Independent Registered Public Accounting Firm				X

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)				X

31.02	Certification of Executive Vice President of Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)				X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**				X

32.02	Certification of Executive Vice President of Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 12th day of July 2007.

VERISIGN, INC.

By	/s/ WILLIAM A. ROPER, JR.
William A. Roper, Jr. President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints William A. Roper Jr., Albert E. Clement and Richard Goshorn, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of July 2007:

Signature	Title

/s/ WILLIAM A. ROPER, JR. William A. Roper, Jr.	President, Chief Executive Officer and Director

/s/ ALBERT E CLEMENT Albert E. Clement	Executive Vice President, Finance and Chief Financial Officer (Principal finance and accounting officer)

/s/ EDWARD A. MUELLER Edward A. Mueller	Chairman of the Board

/s/ D. JAMES BIDZOS D. James Bidzos	Vice Chairman of the Board

/s/ WILLIAM L. CHENEVICH William Chenevich	Director

/s/ MICHELLE GUTHRIE Michelle Guthrie	Director

/s/ SCOTT G. KRIENS Scott G. Kriens	Director

/s/ ROGER H. MOORE Roger H. Moore	Director

/s/ LOUIS A. SIMPSON Louis A. Simpson	Director

FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign are provided in this separate section. The consolidated financial statements included in this section are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A.b), that VeriSign, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company identified a material weakness in its internal control over financial reporting as of December 31, 2006 arising from a combination of the following control deficiencies in the Company’s stock administration policies and practices: (1) failure to consistently implement and apply policies and procedures related to the approval of equity-based grants to executive officers, retention grants and grants made in connection with new hires, promotions, and annual performance reviews; (2) lack of complete and timely reconciliation of grants and cancellations from the Company’s stock administration database to its financial reporting systems; lack of consistent reconciliation of grant dates in the system of record to supporting documentation; (3) inadequate supervision and training of personnel involved with the equity-based grant processes; and (4) lack of effective coordination and communication among the Human Resources Department, Accounting Department and Legal

Department in connection with the administration of equity-based grants. The control deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. A material weakness comprised of similar control deficiencies to those noted above resulted in material errors to, and the restatement of, the 2005 and 2004 annual consolidated financial statements and the condensed consolidated financial statements for the interim periods in 2005 and for the interim period ended March 31, 2006.

In our opinion, management’s assessment that VeriSign, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, VeriSign, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired m-Qube, Inc. (m-Qube) and inCode Telecom Group, Inc. (inCode) on May 1, 2006 and November 30, 2006, respectively, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 m-Qube’s and inCode’s internal control over financial reporting associated with total assets of $316,131,000 and $89,656,000, respectively, and total revenues of $26,985,000 and $5,000,000, respectively, included in the consolidated financial statements of VeriSign, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of VeriSign, Inc. also excluded an evaluation of the internal control over financial reporting of m-Qube and inCode.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated July 12, 2007, which expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Mountain View, California

July 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, the consolidated financial statements as of December 31, 2005 and for each of the years in the two-year period ended December 31, 2005 have been restated.

As discussed in Note 1 to the consolidated financials statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of VeriSign, Inc. as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 12, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Mountain View, California

July 12, 2007

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
A S S E T S	2006	2005
		As Restated (1)
Current assets:
Cash and cash equivalents	$501,184	$476,826
Short-term investments	198,656	378,006
Accounts receivable, net of allowance for doubtful accounts of $8,083 in 2006 and $11,559 in 2005	329,848	279,766
Prepaid expenses and other current assets	217,262	78,008
Deferred tax assets	84,103	15,907
Current assets of discontinued operations	1,311	5,295

Total current assets	1,332,364	1,233,808

Property and equipment, net	605,292	558,272
Goodwill	1,449,493	1,068,963
Other intangible assets, net	333,430	225,302
Restricted cash and investments	49,437	50,972
Long-term note receivable	—	26,419
Long-term deferred tax assets	179,023	—
Other assets, net	25,214	16,985

Total long-term assets	2,641,889	1,946,913

Total assets	$3,974,253	$3,180,721

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$699,464	$567,848
Accrued restructuring costs	3,818	7,440
Deferred revenue	454,947	371,566
Short-term debt	199,000	—
Deferred tax liability	1,448	—
Current liabilities of discontinued operations	600	6,822

Total current liabilities	1,359,277	953,676

Long-term deferred revenue	159,439	127,175
Long-term accrued restructuring costs	937	10,876
Other long-term liabilities	5,175	4,995
Long-term deferred tax liabilities	24,849	19,072

Total long-term liabilities	190,400	162,118

Total liabilities	1,549,677	1,115,794
Commitments and contingencies
Minority interest in subsidiaries	47,716	41,485
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 243,844,122, excluding 35,471,662 shares held in treasury, at December 31, 2006; 246,418,940, excluding 28,981,444 shares held in treasury, at December 31, 2005;	244	246
Additional paid-in capital	23,314,511	23,368,460
Unearned compensation	—	(24,199)
Accumulated deficit	(20,929,497)	(21,308,512)
Accumulated other comprehensive loss	(8,398)	(12,553)

Total stockholders’ equity	2,376,860	2,023,442

Total liabilities and stockholders’ equity	$3,974,253	$3,180,721

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Revenues	$1,575,249	$1,612,574	$1,120,595

Costs and expenses:
Cost of revenues	580,739	512,543	437,872
Sales and marketing	377,550	479,599	246,659
Research and development	129,343	95,594	63,689
General and administrative	256,801	180,108	193,927
Restructuring, impairment and other charges (reversals), net	(4,471)	18,703	23,357
Amortization of other intangible assets	122,767	101,638	79,440
Acquired in-process research and development	16,700	7,670	—

Total costs and expenses	1,479,429	1,395,855	1,044,944

Operating income from continuing operations	95,820	216,719	75,651

Other income (expense):
Minority interest	(2,875)	(4,702)	(2,618)
Other income, net	43,740	51,211	83,520

Total other income, net	40,865	46,509	80,902

Income from continuing operations before income taxes	136,685	263,228	156,553
Income tax (benefit) expense	(241,285)	101,013	21,184

Net income from continuing operations	377,970	162,215	135,369
Discontinued operations:
Net income from discontinued operations, net of tax	1,045	16,190	17,451
Gain on sale of discontinued operations, net of tax	—	250,573	—

Net income from discontinued operations	1,045	266,763	17,451

Net income	$379,015	$428,978	$152,820

Basic net income per share from:
Continuing operations	$1.55	$0.63	$0.54
Discontinued operations	—	1.04	0.07

Net income	$1.55	$1.67	$0.61

Diluted net income per share from:
Continuing operations	$1.53	$0.62	$0.53
Discontinued operations	—	1.01	0.07

Net income	$1.53	$1.63	$0.60

Shares used in per share computation:
Basic	244,421	257,368	250,564

Diluted	247,073	263,689	255,414

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Common stock:
Balance, beginning of year:
246,418,940 shares at January 1, 2006
253,341,383 shares at January 1, 2005
241,829,274 shares at January 1, 2004	$246	$253	$242
Issuance of common stock for business combinations:
9,083,074 shares in 2005
9,282,349 shares in 2004	—	9	9
Issuance of common stock under stock plans:
3,915,400 shares in 2006
6,811,910 shares in 2005
6,703,777 shares in 2004	4	7	6
Repurchase of common stock:
6,490,218 shares in 2006
22,817,427 shares in 2005
4,474,017 shares in 2004	(6)	(23)	(4)
Balance, end of year:
243,844,122 shares at December 31, 2006
246,418,940 shares at December 31, 2005
253,341,383 shares at December 31, 2004	244	246	253

Additional paid-in capital:
Balance at December 31, 2003 as previously reported			23,128,095
Cumulative effect of restatement through 2003			155,143

Balance, beginning of year as restated	23,368,460	23,452,925	23,283,238
Reclassification of unearned compensation upon adoption of SFAS 123R	(24,199)	—	—
Issuance of common stock for business combinations	—	288,402	165,632
Common stock issued under stock plans	51,536	80,447	63,717
Issuance of stock-based compensation awards, net of variable accounting adjustments	—	(22,411)	53,630
Stock-based compensation expense	67,896	—	—
Income tax (expense) benefit from stock based awards	(14,188)	117,704	(39)
Repurchase of common stock	(134,994)	(548,607)	(113,253)

Balance, end of year	23,314,511	23,368,460	23,452,925

Unearned compensation:
Balance at December 31, 2003 as previously reported			(2,628)
Cumulative restatement effect through 2003			(11,661)

Balance, beginning of year as restated	(24,199)	(23,549)	(14,289)
Reclassification of unearned compensation upon adoption of SFAS 123R	24,199	—	—
Issuance of stock-based compensation awards	—	9,938	(56,095)
Stock-based compensation expense	—	(10,588)	46,835

Balance, end of year	—	(24,199)	(23,549)

Accumulated deficit:
Balance at December 31, 2003 as previously reported			(21,740,054)
Cumulative restatement effect through 2003			(150,256)

Balance, beginning of year as restated	(21,308,512)	(21,737,490)	(21,890,310)
Net income	379,015	428,978	152,820

Balance, end of year	(20,929,497)	(21,308,512)	(21,737,490)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(12,553)	(1,411)	(2,002)
Translation adjustments	776	(7,988)	4,104
Change in unrealized gain (loss) on investments, net of tax	3,379	(3,154)	(3,513)

Balance, end of year	(8,398)	(12,553)	(1,411)

Total stockholders’ equity	$2,376,860	$2,023,442	$1,690,728

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Net income	$379,015	$428,978	$152,820
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	3,382	(4,573)	(3,462)
Reclassification adjustment for (gains) losses included in net income	(3)	1,419	(51)
Translation adjustments	776	(7,988)	4,104

Net gain (loss) recognized in other comprehensive income	4,155	(11,142)	591

Comprehensive income	$383,170	$417,836	$153,411

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Cash flows from operating activities:
Net income	$379,015	$428,978	$152,820
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(250,573)	—
Depreciation and amortization of property and equipment	108,762	89,309	85,641
Amortization of other intangible assets	122,767	101,638	79,440
Acquired in-process research and development	16,700	7,670	—
Provision for doubtful accounts	(1,165)	1,041	689
Restructuring, impairment and other charges (reversals), net	(4,471)	18,703	23,357
Net (gain) loss on sale and impairment of investments	(21,258)	(11,310)	10,131
Gain on sale of VeriSign Japan stock	—	—	(74,925)
Minority interest	2,875	4,702	2,618
Stock-based compensation and other	66,285	(10,588)	46,835
Tax benefit (expense) associated with stock options	(7,833)	51,964	(39)
Deferred income taxes	(227,194)	(8,313)	(9,693)
Loss on disposal of property and equipment	—	186	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	32,356	(67,531)	(69,994)
Prepaid expenses and other current assets	(80,514)	(24,411)	9,799
Accounts payable and accrued liabilities	(15,384)	75,498	37,553
Deferred revenue	103,838	74,159	71,106

Net cash provided by operating activities	474,779	481,122	365,338

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	367,222	—
Purchases of investments	(541,569)	(276,869)	(1,083,203)
Proceeds from maturities and sales of investments	716,250	313,845	1,067,258
Purchases of property and equipment	(181,611)	(110,834)	(92,532)
Proceeds from sale of VeriSign Japan stock	—	—	78,317
Proceeds received on long term note receivable	47,786	15,990	—
Cash paid for business combinations, net of cash acquired	(604,795)	(161,334)	(253,776)
Other assets	1,543	(4,424)	(927)

Net cash (used in) provided by investing activities	(562,396)	143,596	(284,863)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	51,540	80,454	63,723
Repurchase of common stock	(135,000)	(548,630)	(113,257)
Proceeds from draw-down of credit facility	299,000	—	—
Repayment of credit facility	(100,000)	—	—
Debt issuance costs	(3,381)	—	—
Change in net assets of subsidiary and other	1,448	863	(447)
Repayment of long term liabilities	(2,872)	(2,200)	(4,491)

Net cash provided by (used in) financing activities	110,735	(469,513)	(54,472)

Effect of exchange rate changes on cash and cash equivalents	6	(7,186)	3,045

Net increase in cash and cash equivalents	23,124	148,019	29,048
Cash and cash equivalents of at beginning of year	478,660	330,641	301,593

Cash and cash equivalents at end of year	501,784	478,660	330,641
Cash and cash equivalents included in discontinued operations	(600)	(1,834)	(1,799)

Cash and cash equivalents of continuing operations at the end of the year	$501,184	$476,826	$328,842

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	$(1,234)	$35	$208
Net cash used in investing activities	—	—	(1,530)

Net cash (used in) provided by discontinued operations	$(1,234)	$35	$(1,322)

Supplemental cash flow disclosures:
Cash paid for interest payments	$6,360	$—	$—

Cash paid for income taxes	$51,660	$26,440	$26,497

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Note 1. Description	of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“VeriSign” or “the Company”), a Delaware corporation, operates intelligent infrastructure services that enable and protect billions of interactions every day across the world’s voice and data networks. We offer a variety of Internet and communications-related services which are marketed through Web site sales, direct field sales, channel sales, telesales, and member organizations in our global affiliate network.

VeriSign is organized into two reportable service-based segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consisted of the Security Services business and the Information Services business. The Security Services business provided products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The Information Services business was the authoritative directory provider of all .com, .net, .cc, and .tv domain names, and also provided other value added services, including intelligent supply chain services, real-time publisher services and digital brand management services. The Communications Services Group provided communications services, such as connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services (“OSS”), mobile commerce, self care and analytics services; and content services, such as digital content and messaging services.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after the elimination of intercompany accounts and transactions. As of December 31, 2006, VeriSign owned approximately 54% of the outstanding shares of capital stock of its consolidated subsidiary, VeriSign Japan K.K. The minority interest’s proportionate share of income is included in minority interest in the consolidated statement of income. Changes in VeriSign’s proportionate share of the net assets of VeriSign Japan K.K. resulting from sales of capital stock by the subsidiary are accounted for as equity transactions. VeriSign accounted for the November 2005 sale of its payment gateway business as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets”. Accordingly, the consolidated financial statements have been reclassified for all periods presented to reflect its payment gateway business as discontinued operations. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations.

Use of Estimates

The discussion and analysis of VeriSign’s financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring, stock-based compensation, royalty liabilities, and deferred taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

Fair Value of Financial Instruments

The fair value of VeriSign’s cash equivalents, short-term investments, accounts receivable, restricted cash and investments, accounts payable, short-term debt and other long-term liabilities approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. See Note 7, “Cash, Cash Equivalents, Investments and Restricted Cash” for further information regarding these instruments.

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in other assets in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no anticipated prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statement of income. During 2006, 2005 and 2004, VeriSign determined that the decline in value of certain of its non-public equity investments was other-than-temporary and recorded impairments of these investments totaling $0.4 million, $0.8 million, and $12.6 million, respectively. As of December 31, 2006 and 2005, long-term investments totaling $11.2 million and $6.7 million have been included in other assets on the respective consolidated balance sheets.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not include finance charges. VeriSign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. VeriSign regularly reviews the adequacy of its accounts receivable allowance after considering the significance of the accounts receivable balance, each customer’s expected ability to pay and its collection history with each customer. VeriSign reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. For those invoices not specifically reviewed, VeriSign maintains general reserve provisions based upon the age of the receivable. In determining these reserves, VeriSign analyzes its historical collection experience and current economic trends. If the historical data VeriSign uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

Capitalized Software

Costs incurred in connection with the development of software products are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Development costs incurred in the research and development of new software products, and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. VeriSign’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no such costs have been capitalized.

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The following table summarizes the capitalized costs related to third-party implementation and consulting services as well as costs related to internally developed software:

	Year ended December 31,
	2006	2005
	(In thousands)
Internally used third-party software	$20,202	$21,657
Internally developed software	23,665	13,362

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Asset” (SFAS 142). As of December 31, 2006, there were no other intangible assets with an indefinite useful life. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 144.

Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

Purchased goodwill is not amortized but is subject to testing for impairment on at least an annual basis. VeriSign performed its annual impairment tests as of June 30, 2006, 2005 and 2004. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates.

There were no impairment charges for goodwill and other intangible assets from the annual impairment tests conducted as of June 30, 2006, 2005 and 2004.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

At December 31, 2006, VeriSign held forward contracts in notional amounts totaling approximately $182.4 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts were recorded at fair market value on the balance sheet and gains and losses were included in earnings. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The following table summarizes the changes in the components of accumulated other comprehensive loss during 2006 and 2005:

	Foreign Currency Translation Adjustments Gain (Loss)	Unrealized Gain (Loss) On Investments, Net of Tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2004	$797	$(2,208)	$(1,411)
Changes	(7,988)	(3,154)	(11,142)

Balance, December 31, 2005	$(7,191)	$(5,362)	$(12,553)
Changes	776	3,379	4,155

Balance, December 31, 2006	$(6,415)	$(1,983)	$(8,398)

Revenue Recognition

VeriSign derives its revenues from two reportable segments: (i) the Internet Services Group, which consists of Security Services and Information Services; and (ii) the Communications Services Group, which consists of Network Connectivity and Interoperability Services, Intelligent Database Services, Content and Application Services, Clearing and Settlement Services, and Billing and Payment Services. Unless otherwise noted below, VeriSign’s revenue recognition policies are in accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

VeriSign also provides global security consulting services to help enterprises assess, design, and deploy network security solutions. Revenues from global security consulting services are recognized either on a time-and-materials basis as the services are performed, or for fixed price consulting as services are performed, completed and accepted. In some cases fixed price consulting is measured using the proportional performance method of accounting. Proportional performance is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. VeriSign has a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials are recognized as services are performed.

Authentication Services.    Revenues from the sale of authentication and security services primarily consist of a set-up fee, annual managed service and per-seat license fee. Revenues from the fees are deferred and recognized ratably over the term of the license, generally 12 to 36 months. Post-contract customer support (“PCS”) is bundled with authentication and security services licenses and recognized over the license term.

VeriSign Affiliate PKI Software and Services.    VeriSign Affiliate PKI Software and Services (“International Affiliates”) are for digital certificate technology and business process technology. Revenues from the VeriSign Affiliate PKI Software and Services are derived from arrangements involving multiple elements including PCS and other services. These software licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up-front once all criteria for revenue recognition have been met.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

SSL Certificate Services.    Revenues from SSL Certificate services include the sale or renewal of digital certificates. These revenues are deferred and recognized ratably over the life of the digital certificate, which is generally 12 to 36 months.

Information Services

Naming Services.    VeriSign’s Information Services revenues primarily include registry services for the .com and .net gTLDs and certain ccTLDs, and managed domain name services. Domain name registration revenues consist primarily of registration fees charged to registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

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

Communications Services Group

Revenues from Communications Services business are comprised of connectivity and interoperability services, intelligent database services, content services, messaging services, clearing and settlement services, and billing and OSS services.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Connectivity and Interoperability Services

Through VeriSign’s network connectivity and interoperability services, VeriSign provides SS7 Connectivity and Signaling, and Voice and Data Roaming services.

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

Voice and Data Roaming.    Voice and Data roaming revenues are derived from enabling service providers to offer wireless data roaming to their subscribers. Revenues from wireless account management services and unregistered wireless roaming services are based on the revenue retained by VeriSign and recognized in the period in which such calls are processed on a per-minute or per-call basis.

Intelligent Database Services

Intelligent Database Services revenues include Number Portability, Caller Name Identification, Toll-free Database Services and TeleBlock Do Not Call, which are derived primarily from monthly database administration and database query services and are charged and recognized on a per-use or per-query basis.

Content and Application Services

Content services revenues are derived by providing digital content services, including Digital Content services, Messaging services and Mobile Delivery services. Revenues from content services primarily consist of weekly, biweekly or monthly subscriber fees. VeriSign recorded these revenues net of the fees from its wireless carriers in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” VeriSign also provides content services on a transaction basis and recognizes revenue upon delivery. VeriSign’s content subscription plans allow for a specified number of content downloads per subscription period and give the customer the ability to rollover unused content downloads to future periods. VeriSign considers historical customer usage patterns to estimate and defer revenue for the number of content downloads expected to be rolled over and utilized prior to termination of the subscription plan.

Revenues from Messaging services are derived by providing multimedia, global and short messaging services between carrier systems and devices, and across disparate networks and technologies so the carrier’s customers can exchange messages outside their carrier’s network. Revenues from Messaging services primarily represent fees charged and recognized for the messaging services either based on a monthly fee or number of messages processed. VeriSign also provides consulting services to provide multimedia messaging and interoperability solutions. These fees are charged on a transaction or fixed-fee basis. The revenues associated with interoperability solutions are typically recognized over the estimated useful life, which is generally one to two years.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

are earned based on the number of messages processed. Amounts due from customers that are related to VeriSign’s telecommunications services for third-party network access, database charges and clearinghouse toll amounts that have been invoiced and remitted to the customer are included in prepaid expenses and other current assets.

Billing and OSS Services

Revenues from Billing and OSS services primarily represent a monthly recurring fee for every subscriber activated by VeriSign’s wireless carrier customers.

Advertising Expense

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of income. Advertising expense was $150.1 million in 2006, $287.7 million in 2005 and $87.9 million in 2004.

Income Taxes

VeriSign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. VeriSign records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and superseded APB 25. VeriSign elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

VeriSign recognized incremental stock-based compensation expense of $33.8 million during 2006 as a result of the adoption of SFAS 123R. See Note 13, “Stock-Based Compensation” for further information regarding stock- based compensation assumptions and expenses. The FASB Staff Position No. 123R-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, provides an elective method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. FSP No. 123R-3 provides that an entity may make a one-time election to adopt the transition method. An entity may take up to one year from its initial adoption of SFAS 123R to make the election. During the second quarter ended June 30, 2006, VeriSign elected the short-cut transition method described in FSP 123R-3, and analyzed its effect on the Company’s consolidated financial statements for the periods presented. The election of the transition method did not have a material impact on VeriSign’s consolidated financial statements.

The following table illustrates the effect on net income and net income per share on VeriSign’s consolidated statement of income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)
	Restated (1)	Restated (1)
Net income, as reported	$428,978	$152,820
Deduct: Credit for stock-based compensation, net of tax	(7,611)	—
Add: Amortization of stock-based compensation, net of tax	—	46,437
Deduct: Stock-based compensation determined under the fair value method for all awards, net of tax	(125,777)	(151,423)

Pro forma net income	$295,590	$47,834

Earnings per share:
Basic:
As reported	$1.67	$0.61
Pro forma stock-based compensation	(0.52)	(0.42)

Pro forma net income per share	$1.15	$0.19

Diluted:
As reported	$1.63	$0.60
Pro forma stock-based compensation	(0.50)	(0.41)

Pro forma net income per share	$1.13	$0.19

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

	2006	2005	2004
	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$11,559	$10,708	$13,405
Add: (recovery) charges to costs and expenses	(1,165)	1,041	472
Less: write-offs, net of recoveries and other adjustments	(2,311)	(190)	(3,169)

Balance, end of year	$8,083	$11,559	$10,708

Recently Issued Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157 “Fair Value Measurements” (SFAS 157). The Company is currently evaluating the effect of SFAS 159, and the impact it will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the effect of SFAS No. 157, and the impact it will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative factors. In the year of adoption only, if the effect of prior periods uncorrected misstatement is determined to be material, under SAB 108 a registrant is allowed to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in SAB No. 99, “Materiality”, on evaluating the materiality of misstatements. The Company was required to adopt SAB 108 in its current fiscal year. The adoption of SAB 108 did not have a material impact on its financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company is required to adopt FIN 48 in the first quarter of 2007. The differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of the Company’s accumulated deficit.

In June 2006, the FASB issued EITF 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. The guidance is effective for interim and annual periods beginning after December 15, 2006. The Company evaluated the effect of EITF 06-3, and does not believe that it will have a material impact on its financial position and results of operations.

Note 2.    Restatement of Consolidated Financial Statements

VeriSign is restating its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004.

The Company is also restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and the unaudited condensed financial statements for the three months ended March 31, 2006. The decision to restate was based on the results of an independent review into our stock option accounting that was conducted under the direction of an ad hoc group of VeriSign’s independent directors who had not served on the Company’s Compensation Committee before 2005 (“Ad Hoc Group”), with the assistance of independent outside counsel, Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”). In addition to Cleary Gottlieb, the Ad Hoc Group was assisted in its review by independent forensic accountants (collectively the “Review Team”). As part of the restatement, the Company has also made adjustments to its consolidated financial statements for the years ended December 31, 2005 and 2004 to correct errors identified but which were not material to our financial statements for these fiscal years.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

The Ad Hoc Group with the assistance of Cleary Gottleib reviewed the facts and circumstances of the timing of VeriSign’s historical stock option grants for the period from January 1998 through May 2006. The Company announced on January 31, 2007 that the Ad Hoc Group’s Review was substantially completed and that, based on a review of the totality of evidence and the applicable law, the Review did not find intentional wrongdoing by any current member of the senior management team or the former CEO. The Ad Hoc Group’s Review concluded that the Company failed to implement appropriate processes and controls for granting, accounting for, and reporting stock option grants and that corporate records in certain circumstances were incomplete or inaccurate.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

•

Except for grants to Section 16 officers which require Compensation Committee approval, for new hire grants and promotion grants, prior to March 13, 1998, the measurement date was the date the Compensation Committee approved the grant (as described above). For new hire grants and promotion grants after March 13, 1998 and prior to September 2000 and after September 30, 2002, the measurement date was the 15th day or the last day of the month (or the prior business day if that day was not a business day) following the actual and documented start date or promotion date of the respective employee receiving the grant. New hire grants and promotion grants made in the period September 1, 2000 through September 30, 2002 required CEO approval. For new hire grants and promotion grants in the period September 1, 2000 through September 30, 2002, the measurement date was the date on which the CEO communicated approval to either the Human Resources Department, the Compensation Committee or the respective employees indicating final approval of both the number of options and exercise price. If that date could not be determined, the measurement date was based on the date on which the number of options and exercise price were entered into Equity Edge.

After determining the measurement date through the steps in the above Measurement Date Hierarchy, the Company then determined if there were any changes to the individual recipients, exercise prices or amount of shares granted after such measurement date. If there were no changes following such measurement date, then that

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

Method for Determining Proper Measurement Dates:    Refer to the Measurement Date Hierarchy above.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

2002 Retention Grants:    Between February and May 2002, the Compensation Committee considered special option grants as a retention incentive for executive officers and other executives and key employees, since in many cases the exercise prices of options previously granted to these individuals were significantly above the then-current market price for shares of VeriSign’s common stock. These retention grants are summarized as follows:

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

The grants to employees previously approved by the CEO on March 20, 2002 were submitted for approval to the Compensation Committee as evidenced in a UWC dated May 24, 2002. The Compensation Committee approved the 305 employee grants with an exercise price of $10.08, the market value of the Company’s common stock on May 24, 2002. Therefore the employee awards were re-priced on that date. Although the awards had been communicated to the employees and disclosed in the Company’s Form 10-Q for the first quarter of 2002, the accounting impact of the repricing was not recorded at the time of the Compensation Committee approval and the Company did not properly disclose the circumstances of these grants. As a result of the repricing, and after applying variable accounting, approximately $6.6 million, net of reversals of additional stock-based compensation expense, has been recorded for the periods between 2002 and 2006.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

Other:    The Company and the Review Team also determined that the former CEO received an option grant in October 1998 for 100,000 shares (95,928 non-qualified stock options (“NQSOs”) and 4,072 incentive stock options (“ISOs”)), which split to options for 200,000 shares in May 1999 and then split again to options for 400,000 shares in November 1999 when the Company announced a stock split during those respective periods. The account statements and monthly reporting statements for November 1 and December 1, 2000 showed that the former CEO held options for 400,000 shares at the split-adjusted price of $7.67. However, the Ad Hoc Group determined that sometime between December 1, 2000 and January 1, 2001, the Company erroneously changed the former CEO’s options to reflect the pre-split amount of 100,000 shares instead of 400,000 shares, but at the post-split price of $7.67. The error was never subsequently corrected. Therefore, the former CEO did not receive the benefit of the additional 300,000 options arising from the two stock splits, which expired in 2005. Based on a determination by the Board of Directors after the Ad Hoc Group’s Review in May 2007, the Company has agreed to pay the former CEO $5,459,430, reflecting the gain he would have realized from the exercise of these options prior to their expiration, based on the weighted-average price of stock options exercised by the former CEO in August 2005.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

The incremental impact from recognizing stock-based compensation expense resulting from the Ad Hoc Group’s Review of past stock option grants is as follows (in thousands):

Fiscal Year	As Restated		As Previously Reported	Pre-Tax Expense (Income) Adjustments		After Tax (Income) Expense Adjustments
1998	$1,288		$1,280	$8		$8
1999	7,057		104	6,953		6,953
2000	24,814		1,722	23,092		23,092
2001	42,500		7,803	34,697		34,697
2002	70,066		18,956	51,110		51,110
2003	35,010		7,389	27,621		27,621

Total 1998 – 2003 impact	180,735		37,254	143,481		143,481
2004	46,835		3,136	43,699		36,873
2005	(10,588	)(2)	6,312	(17,670)		(21,560)
2006	66,285		64,438	1,847	(1)	1,532	(1)

Total (1)	$283,267		$111,140	$171,357		$160,326

(1)	Pre-tax expense adjustments are through March 31, 2006 and represents amounts being reported pursuant to FAS 123R whereas amounts for all other years represent amounts being reported pursuant to APB 25.
(2)	Includes $0.8 million of other stock-based compensation adjustments that were unrelated to past stock option grants.

Additionally, the pro forma expense under SFAS 123 in Note 1 in the Notes to Consolidated Financial Statements of this Form 10-K has been restated to reflect the impact of these adjustments for the years ended December 31, 2005 and December 31, 2004.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

VeriSign has not realized this or any other deferred tax asset relating to taxing jurisdictions within the United States as of December 31, 2005. See Note 14 of Notes to Consolidated Financial Statements regarding VeriSign’s realization of United States-based deferred tax assets.

VeriSign also believes that it should not have taken a tax deduction under Internal Revenue Code (IRC) Section 162(m) in prior years for stock option related amounts pertaining to certain executives. Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, VeriSign’s tax net operating losses associated with the stock option intra-period allocation have decreased by $12.6 million. VeriSign continues to apply a valuation allowance to its tax net operating losses relating to stock options exercised prior to the adoption of SFAS 123R, “Share-Based Payment”. Pursuant to Footnote 82 of SFAS 123R, VeriSign recognizes financial statement benefit of these tax net operating losses when such losses reduce cash taxes paid.

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

These adverse tax consequences may be avoided for unexercised Affected Options if the exercise price of the Affected Option is adjusted to reflect the fair market value at the time the option was granted (as such measurement date is determined for financial reporting purposes). Under Treasury regulations, Affected Options held by an executive officer or directors of VeriSign had to be amended on or before December 31, 2006 to avoid the adverse tax consequences of Section 409A; holders of Affected Options who are not executive officers or directors of VeriSign have until December 31, 2007 to amend their Affected Options to avoid the adverse tax consequences of Section 409A.

Other Matters

As part of the restatement, the Company made other adjustments to previously issued financial statements back to 2002. These adjustments include corrections to revenue, expenses, other income and related tax adjustments. The expenses mentioned below are in addition to the recognition of additional stock compensation expense resulting from the stock option investigation.

As part of the Company’s stock option investigation, the Company was required to record additional payroll tax expense for the periods affected by the restatement. Although the statute for such taxes is closed through 2003, the Company recorded the additional payroll tax as if the statute were open, and then reversed the accrual for payroll tax when the statute closed. The Company reduced payroll tax expense by $4.0 million and $0.8 million in 2004 and 2005, respectively.

As part of the 2003 restructuring activities, the Company had one significant leased property for which real estate taxes and utilities costs were not properly accounted for at the time of the restructuring. The adjustment resulted in an increase in accrued restructuring costs of $3.8 million in 2003. Approximately $1.5 million of this adjustment was released in 2004 as part of the building was subleased to a third party and $2.3 million was released in 2005 when the remainder of the space was assumed by another tenant directly with the landlord.

During 2004, the Company adjusted the interest amortization on the note receivable from Network Solutions. This item was the result of adjusting the interest rate on the loan to a market rate. It was determined

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

that this adjustment would have increased other income in the fourth quarter of 2003 by $1.9 million. The Company originally booked the additional $1.9 million in 2004, which has since been reversed.

As a part of VeriSign’s internal control processes during 2006, the Company detected an error related to the accounting for software maintenance amortization for various software license arrangements acquired from vendors. As a result of this error, the Company increased software maintenance expenses by $203,000 in 2004, $2.5 million in 2005 and $1.2 million in the first quarter of 2006.

During 2006, the Company detected two errors related to the accounting at the Company’s Jamba subsidiary in Berlin, Germany. The first error relates to the accounting for insurance revenues recorded after Jamba was acquired. The Company had not properly accounted for insurance renewal premiums on contracts that were renewed after the acquisition. The second error relates to the timing of certain revenues, which were booked in incorrect periods. The combined impact of these errors increased revenues $2.3 million in 2004, $3.1 million in 2005 and $284,000 in the first quarter of 2006.

In the first quarter of 2006, the Company reversed $1.1 million of revenue to account for billed services that were not delivered under contractual terms.

The following table presents the impact of the other adjustments that are not related to the stock option investigation for the periods presented:

	Twelve Months Ended		Three Months Ended March 31, 2006
	December 31, 2004	December 31, 2005
	(in thousands, except per share data)
Increase (decrease) in revenues	$2,289	$3,080	$(786)
Increase (decrease) in costs	(4,526)	213	936
(Decrease) increase in other income	(1,175)	(295)	79
Tax (benefit) expense	2,172	1,615	110

Change in net income (loss)	$3,468	$957	$(1,753)
Change in net income (loss) per share, basic and diluted	$0.01	$—	$(0.01)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2005:

	Previously Reported	Adjustments		As Restated
	(In thousands, except share data)
A S S E T S
Current assets:
Cash and cash equivalents	$476,826	$—		$476,826
Short-term investments	378,006	—		378,006
Accounts receivable, net	271,883	7,883		279,766
Prepaid expenses and other current assets	80,079	(2,071)		78,008
Deferred tax assets	16,186	(279)		15,907
Current assets of discontinued operations	5,295			5,295

Total current assets	1,228,275	5,533	(A)	1,233,808

Property and equipment, net	553,036	5,236		558,272
Goodwill	1,071,910	(2,947)		1,068,963
Other intangible assets, net	225,302	—		225,302
Restricted cash and investments	50,972	—		50,972
Long-term note receivable	26,419	—		26,419
Other assets, net	16,985	—		16,985

Total long-term assets	1,944,624	2,289	(B)	1,946,913

Total assets	$3,172,899	$7,822		$3,180,721

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$555,458	$12,390		$567,848
Accrued restructuring costs	7,440	—		7,440
Deferred revenue	368,413	3,153		371,566
Current liabilities of discontinued operations	6,822	—		6,822

Total current liabilities	938,133	15,543	(C)	953,676

Long-term deferred revenue	127,175	—		127,175
Long-term accrued restructuring costs	10,876	—		10,876
Other long-term liabilities	4,995	—		4,995
Long-term deferred tax liabilities	18,560	512		19,072

Total long-term liabilities	161,606	512		162,118

Total liabilities	1,099,739	16,055		1,115,794
Commitments and contingencies
Minority interest in subsidiaries	41,485	—		41,485
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	246	—		246
Additional paid-in capital	23,205,261	163,199		23,368,460
Unearned compensation	(13,911)	(10,288)		(24,199)
Accumulated deficit	(21,147,368)	(161,144)		(21,308,512)
Accumulated other comprehensive loss	(12,553)	—		(12,553)

Total stockholders’ equity	2,031,675	(8,233	)(D)	2,023,442

Total liabilities and stockholders’ equity	$3,172,899	$7,822		$3,180,721

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

(A)	Adjustment to accounts receivable due to the error related to not accounting for insurance revenues after Jamba was acquired. Adjustment to prepaid and other assets was due to the error related to not accounting for software maintenance contracts correctly.
(B)	The increase in fixed assets was due to the error with the software maintenance contracts. The increase in goodwill was a result of the understatement of deferred compensation for a 2005 acquisition.
(C)	Accounts payable and accrued liabilities increased primarily due to the restatement entries impact from a decrease in income taxes payable which was offset by an increase due to additional liabilities related to the correction of the error with the software maintenance contracts.
(D)	The increase to additional paid-in-capital was primarily due to the impact of prior period changes to stock-based compensation expenses. The increase to accumulated deficit was primarily due to the impact of prior period changes to stock-based compensation expenses. Please see the “Consolidated Statement of Stockholders’ Equity” for details on prior period adjustments.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of income for year ended December 31, 2005:

	Previously Reported	Adjustments		As Restated
	(In thousands, except share data)
Revenues	$1,609,494	$3,080	(A)	$1,612,574

Costs and expenses:
Cost of revenues	512,225	318		512,543
Sales and marketing	480,543	(944)		479,599
Research and development	95,339	255		95,594
General and administrative	194,597	(14,489)		180,108
Restructuring, impairment and other charges (reversals), net	21,053	(2,350)		18,703
Amortization of other intangible assets	101,638	—		101,638
Acquired in-process research and development	7,670	—		7,670

Total costs and expenses	1,413,065	(17,210	)(B)	1,395,855

Operating income from continuing operations	196,429	20,290		216,719

Other income (expense):
Minority interest	(4,702)	—		(4,702)
Other income, net	51,506	(295	)(C)	51,211

Total other income, net	46,804	(295)		46,509

Income from continuing operations before income taxes	243,233	19,995		263,228
Income tax expense	104,655	(3,642)		101,013

Net income from continuing operations	138,578	23,637		162,215
Discontinued operations:
Net income from discontinued operations, net of tax	16,102	88		16,190
Gain on sale of discontinued operations, net of tax	251,781	(1,208)		250,573

Net income from discontinued operations	267,883	(1,120	)(D)	266,763

Net income	$406,461	$22,517		$428,978

Basic net income per share from:
Continuing operations	$0.54	$0.09		$0.63
Discontinued operations	1.04	—		1.04

Net income	$1.58	$0.09		$1.67

Diluted net income per share from:
Continuing operations	$0.53	$0.09		$0.62
Discontinued operations	1.01	—		1.01

Net income	$1.54	$0.09		$1.63

Shares used in per share computation:
Basic	257,369	(1)		257,368

Diluted	264,513	(824)		263,689

(A)	Recognition of previously unrecognized revenue relating to Jamba business in EMEA.
(B)	Recognition of $17.7 million in stock-based compensation benefit relating to the stock option investigation. The Company also reversed a restructuring charge that was improperly recorded in 2005. That charge was properly recorded in 2003.
(C)	Primarily due to foreign exchange loss on unrecognized Jamba revenue in EMEA
(D)	Stock option benefit relating to stock option investigation that was allocated to discontinued operations. Gain on sale was adjusted due to change in effective tax rate for discontinued operations for 2005.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table present the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of income for years ended December 31, 2004:

	Previously Reported	Adjustments		As Restated
	(In thousands, except share data)
Revenues	$1,118,306	$2,289	(A)	$1,120,595

Costs and expenses:
Cost of revenues	436,016	1,856		437,872
Sales and marketing	241,747	4,912		246,659
Research and development	60,405	3,284		63,689
General and administrative	164,029	29,898		193,927
Restructuring, impairment and other charges (reversals), net	24,780	(1,423)		23,357
Amortization of other intangible assets	79,440	—		79,440

Total costs and expenses	1,006,417	38,527	(B)	1,044,944

Operating income from continuing operations	111,889	(36,238)		75,651

Other income (expense):
Minority interest	(2,618)	—		(2,618)
Other income, net	84,695	(1,175	)(C)	83,520

Total other income, net	82,077	(1,175)		80,902

Income from continuing operations before income taxes	193,966	(37,413)		156,553
Income tax expense	20,365	819		21,184

Net income from continuing operations	173,601	(38,232)		135,369
Net income from discontinued operations, net of tax	12,624	4,827	(D)	17,451

Net income	$186,225	$(33,405)		$152,820

Basic net income per share from:
Continuing operations	$0.69	$(0.15)		$0.54
Discontinued operations	0.05	0.02		0.07

Net income	$0.74	$(0.13)		$0.61

Diluted net income per share from:
Continuing operations	$0.67	$(0.14)		$0.53
Discontinued operations	0.05	0.02		0.07

Net income	$0.72	$(0.12)		$0.60

Shares used in per share computation:
Basic	250,564	—		250,564

Diluted	258,154	(2,740)		255,414

(A)	Recognition of previously unrecognized revenue relating to the Jamba business in Europe.
(B)	Recognition of $43.7 million of additional stock-based compensation expense relating to the stock option investigation. The Company also reversed a restructuring charge that was improperly recorded in 2004. That charge was properly recorded in 2003.
(C)	Primarily due to correcting the gain on a receivable relating to NSI that was improperly recorded in 2004 and properly recorded in 2003.
(D)	Stock-based compensation expense relating to the stock option investigation allocated to discontinued operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the year ended December 31, 2005:

	Previously Reported	Adjustments		As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$406,461	$22,517		$428,978
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(251,781)	1,208		(250,573)
Depreciation and amortization of property and equipment	89,309	—		89,309
Amortization of other intangible assets	101,638	—		101,638
Acquired in-process research and development	7,670	—		7,670
Provision for doubtful accounts	1,041	—		1,041
Restructuring, impairment and other charges (reversals), net	22,658	(3,955)		18,703
Net gain on sale and impairment of investments	(11,310)	—		(11,310)
Minority interest	4,702	—		4,702
Tax benefit associated with stock options	60,778	(8,814)		51,964
Deferred income taxes	(9,890)	1,577		(8,313)
Amortization of unearned compensation	6,312	(16,900)		(10,588)
Loss on disposal of property and equipment	186	—		186
Changes in operating assets and liabilities, excluding effects of acquisitions:		—
Accounts receivable	(63,819)	(3,712)		(67,531)
Prepaid expenses and other current assets	(26,279)	1,868		(24,411)
Accounts payable and accrued liabilities	100,315	(24,817	)(A)	75,498
Deferred revenue	72,796	1,363		74,159

Net cash provided by operating activities	510,787	(29,665)		481,122

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	367,222	—		367,222
Purchases of investments	(276,869)	—		(276,869)
Proceeds from maturities and sales of investments	313,845	—		313,845
Purchases of property and equipment	(140,499)	29,665	(A)	(110,834)
Payments received on long term note receivable	15,990	—		15,990
Cash paid for business combinations, net of cash acquired	(161,334)	—		(161,334)
Other assets	(4,424)	—		(4,424)

Net cash provided by investing activities	113,931	29,665		143,596

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	80,454	—		80,454
Repurchase of common stock	(548,630)	—		(548,630)
Proceeds from sale of consolidated subsidiary stock	863	—		863
Repayment of long term liabilities	(2,200)	—		(2,200)

Net cash used in financing activities	(469,513)	—		(469,513)

Effect of exchange rate changes on cash and cash equivalents	(7,186)	—		(7,186)

Net increase in cash and cash equivalents	148,019	—		148,019
Cash and cash equivalents of at beginning of year	330,641	—		330,641

Cash and cash equivalents at end of year	478,660	—		478,660
Cash and cash equivalents included in discontinued operations	(1,834)	—		(1,834)

Cash and cash equivalents of continuing operations at the end of the year	$476,826	$—		$476,826

Cash flows from discontinued operations:
Net cash provided by operating activities	$18,574	$—		$18,574

Net cash provided by discontinued operations	$18,574	$—		$18,574

Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Issuance of restricted stock and restricted stock units	$5,388	$(773)		$4,615

Issuance of common stock for business combinations	$288,411	$—		$288,411

Unrealized loss on investments	$(3,154)	$—		$(3,154)

Cash paid for income taxes	$26,440	$—		$26,440

(A)	The Company reduced its cash effect of property and equipment purchases based on accruals outstanding at year end.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the year ended December 31, 2004:

	Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$186,225	$(33,405)	$152,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	85,641	—	85,641
Amortization of other intangible assets	79,440	—	79,440
Provision for doubtful accounts	689	—	689
Restructuring, impairment and other charges (reversals), net	19,954	3,403	23,357
Net loss on sale and impairment of investments	8,200	1,931	10,131
Gain on sale of VeriSign Japan stock	(74,925)	—	(74,925)
Minority interest	2,618	—	2,618
Tax benefit associated with stock options	4,748	(4,787)	(39)
Deferred income taxes	(8,390)	(1,303)	(9,693)
Amortization of unearned compensation	3,136	43,699	46,835
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(65,822)	(4,172)	(69,994)
Prepaid expenses and other current assets	9,596	203	9,799
Accounts payable and accrued liabilities	44,911	(7,358)	37,553
Deferred revenue	69,317	1,789	71,106

Net cash provided by operating activities	365,338	—	365,338

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	—	—
Purchases of investments	(1,083,203)	—	(1,083,203)
Proceeds from maturities and sales of investments	1,067,258	—	1,067,258
Purchases of property and equipment	(92,532)	—	(92,532)
Proceeds from sale of VeriSign Japan stock	78,317	—	78,317
Cash paid for business combinations, net of cash acquired	(253,776)	—	(253,776)
Other assets	(927)	—	(927)

Net cash used in investing activities	(284,863)		(284,863)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	62,426	—	62,426
Repurchase of common stock	(113,257)	—	(113,257)
Proceeds from sale of consolidated subsidiary stock	850	—	850
Repayment of long term liabilities	(4,491)	—	(4,491)

Net cash used in financing activities	(54,472)	—	(54,472)

Effect of exchange rate changes on cash and cash equivalents	3,045	—	3,045

Net increase in cash and cash equivalents	29,048	—	29,048
Cash and cash equivalents of at beginning of year	301,593		301,593

Cash and cash equivalents at end of year	330,641	—	330,641
Cash and cash equivalents included in discontinued operations	(1,799)	—	(1,799)

Cash and cash equivalents of continuing operations at the end of the year	$328,842	$—	$328,842

Cash flows from discontinued operations:
Net cash provided by operating activities	$16,045	$—	$16,045
Net cash used in investing activities	(1,530)	—	(1,530)

Net cash provided by discontinued operations	$14,515	$—	$14,515

Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Issuance of restricted stock and restricted stock units	$4,172	$—	$4,172

Issuance of common stock for business combinations	$165,641	$—	$165,641

Unrealized loss on investments	$(3,513)	$—	$(3,513)

Cash paid for income taxes	$26,497	$—	$26,497

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table presents the cumulative adjustments of each component of stockholders’ equity at the end of each fiscal year:

Fiscal Year	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Other Comprehensive Income	Net Impact to Stock holders Equity
	(In thousands)
1998	$—	$189	$(181)	$(8)	$—	$—
1999	—	57,422	(50,469)	(6,953)	—	—
2000	—	67,520	(44,428)	(26,645)	—	(3,553)
2001	—	33,468	1,230	(35,631)	—	(933)
2002	—	(14,248)	68,045	(54,120)	—	(323)
2003	—	10,792	14,142	(26,899)	—	(1,965)

Total 1998-2003 Adjustments	—	155,143	(11,661)	(150,256)	—	(6,774)
2004	—	44,670	(5,761)	(33,405)	—	5,504
2005	—	(36,614)	7,134	22,517	—	(6,963)

Total Adjustments	$—	$163,199	$(10,288)	$(161,144)	$—	$(8,233)

Note 3.    Business Combinations

2006 Acquisitions:

inCode

On November 30, 2006, VeriSign completed its acquisition of inCode Telecom Group, Inc. (“inCode”), a San Diego, California-based wireless and technology consulting company. VeriSign’s purchase price of $41.8 million consisted of approximately $40.2 million in cash consideration and $1.6 million in direct transaction costs. Immediately upon closing, VeriSign paid $21.7 million of inCode’s outstanding principal debt and assumed liabilities. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. inCode’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of inCode, VeriSign recorded goodwill of $27.8 million and other intangible assets of $39.6 million, which have been assigned to the Communication Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to inCode’s strategic consulting services that will give VeriSign customers a competitive edge in bringing advanced mobility solutions to market. None of the goodwill for inCode is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of inCode is 7.1 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of inCode was as follows:

	November 30, 2006	Weighted Average Amortization Period
	(In thousands)	(Years)
Current assets	$22,487	—
Long-term assets	11,173	—
Goodwill	27,800	—
Customer relationships	23,800	10
Existing technology	400	3
Non-compete agreement	13,500	3
Trade name	600	1
Backlog	1,300	1

Total assets acquired	101,060

Liabilities assumed	(59,224)

Net assets acquired	$41,836

GeoTrust

On September 1, 2006, VeriSign completed its acquisition of GeoTrust, Inc. (“GeoTrust”), a Needham, Massachusetts-based privately held provider of digital certificates and identity verification solutions. VeriSign’s purchase price of $127.4 million consisted of approximately $125.3 million in cash consideration and $2.1 million in direct transaction costs. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. GeoTrust’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of GeoTrust, VeriSign recorded goodwill of $100.1 million and other intangible assets of $29.5 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to better serve the reseller channel with technologies and services that are specifically tailored to individual needs. None of the goodwill for GeoTrust is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of GeoTrust is 5.4 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

m-Qube

On May 1, 2006, VeriSign completed its acquisition of m-Qube, Inc. (“m-Qube”), a Watertown, Massachusetts-based privately held mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services. VeriSign’s purchase price of $269.2 million for all of the outstanding capital stock and vested options of m-Qube consisted of approximately $266.0 million in cash consideration and $2.4 million in direct transaction costs. VeriSign also assumed $0.8 million of unvested stock options of m-Qube. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. m-Qube’s results of operations have been included in the consolidated financial statements from the date of acquisition. m-Qube’s results of operations for periods prior to the date of acquisition were not material when compared with VeriSign’s consolidated results. As a result of the acquisition of m-Qube, VeriSign recorded goodwill of $160.0 million and other intangible assets of $98.2 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to provide an end-to-end technology platform, carrier relationships and value-added services to consumer facing companies and their service providers to use wireless broadband as a content delivery, marketing and communications channel. None of the goodwill for m-Qube is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of m-Qube is 5.3 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

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

DECEMBER 31, 2006, 2005 AND 2004

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

Kontiki

On March 14, 2006, VeriSign completed its acquisition of Kontiki, Inc. (“Kontiki”), a Sunnyvale, California-based provider of broadband content services. VeriSign’s purchase price of $59.6 million for all of the outstanding capital stock and vested options of Kontiki consisted of approximately $57.1 million in cash consideration and $2.3 million in direct transaction costs. VeriSign also assumed $0.2 million of unvested stock options of Kontiki. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Kontiki’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of Kontiki, VeriSign recorded goodwill of $23.9 million and other intangible assets of $33.5 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to expedite large file downloads on the Internet. None of the goodwill for Kontiki is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Kontiki is 6.4 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

The in-process research and development acquired in the Kontiki acquisition consisted primarily of research and development efforts required for the completion of all planning, design, development, and test activities that

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of Kontiki was as follows:

	March 14, 2006	Weighted Average Amortization Period
	(In thousands)	(Years)
Current assets	$3,368	—
Long-term assets	1,312	—
Goodwill	23,898	—
Customer relationships	6,100	8
Existing technology	7,000	7
Core technology	3,000	7
In-process research and development	10,000	—
Non-compete agreement	1,600	2
Trade name	5,400	5
Customer contracts	400	1

Total assets acquired	62,078

Liabilities assumed	(2,433)

Net assets acquired	$59,645

3united Mobile Solutions

On February 28, 2006, VeriSign completed its acquisition of 3united Mobile Solutions ag (“3united”), a Vienna, Austria-based provider of wireless application services. VeriSign’s purchase price of $71.2 million for approximately 99.8% of the outstanding capital stock of 3united consisted of approximately $70.1 million in cash consideration, and $1.1 million in direct transaction costs. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. 3united’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of 3united, VeriSign recorded goodwill of $48.3 million and other intangible assets of $26.7 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to bundle different applications to engage and drive consumers to higher value services such as content, chat or mCommerce. Under Austrian tax law a portion of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of 3united is 6.6 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

CallVision

On January 24, 2006, VeriSign completed its acquisition of CallVision, Inc. (“CallVision”), a Seattle, Washington-based privately held provider of online analysis applications for mobile communications customers. VeriSign’s purchase price of $38.7 million for all of the outstanding capital stock and vested options of CallVision consisted of approximately $38.2 million in cash consideration and $0.4 million in direct transaction costs. VeriSign also assumed $0.1 million of unvested stock options of CallVision. The acquisition has been accounted for as a purchase and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. CallVision’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of CallVision, VeriSign recorded goodwill of $18.0 million and other intangible assets of $12.5 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the ability to provide online customer self-service with a single view of billing across multiple systems and vendors. None of the goodwill for CallVision is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of CallVision is 6.3 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

2005 Acquisitions:

Retail Solutions International

On October 17, 2005, VeriSign completed its acquisition of Retail Solutions International, Inc. (“RSI”), a Lincoln, Rhode Island-based privately held provider of operational point-of-sale data to the retail industry. VeriSign’s purchase price of $25.2 million for all of the outstanding capital stock and vested options of RSI consisted of approximately $23.2 million in cash consideration and $0.4 million in direct transaction costs. VeriSign also assumed unvested stock options of RSI with a fair value of $1.6 million. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. RSI’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of RSI, VeriSign recorded goodwill of $17.1 million and other

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

intangible assets of $6.4 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to increase the scope of services VeriSign offers to retail supply chain participants and enhances the infrastructure VeriSign has been developing in the RFID/EPC and pharmaceutical supply chain markets to deliver real time, relevant data for decision making. None of the goodwill for RSI is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of RSI is 5.3 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

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

Moreover Technologies

On October 4, 2005, VeriSign completed its acquisition of Moreover Technologies, Inc. (“Moreover”), a San Francisco, California-based privately held wholesale aggregator of real-time content for Web sites, search engines and enterprise customers. VeriSign’s purchase price of $29.7 million for all of the outstanding capital stock of Moreover consisted of approximately $28.7 million in cash consideration and $1.0 million in direct

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

transaction costs. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Moreover’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of Moreover, VeriSign recorded goodwill of $13.9 million and other intangible assets of $11.7 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer bloggers, publishers, enterprises and Web portals a more intelligent and scalable, real-time content platform. None of the goodwill for Moreover is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Moreover is 5.5 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

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

siteRock

On October 3, 2005, VeriSign Japan K.K. (“VSJ”) completed its acquisition of siteRock K.K. (“siteRock”), a Tokyo, Japan-based privately held remote network monitoring and outage managing and handling firm. VSJ

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

paid approximately $53.3 million in cash for all of the outstanding capital stock and certain transaction related expenses of siteRock. The acquisition has been accounted for as a purchase of a business by VSJ and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. siteRock’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of the acquisition of siteRock, VSJ recorded goodwill of $36.4 million and other intangible assets of $11.8 million. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated strategic fit with VSJ’s existing business and will create service and consulting offerings, that offer managed security services. None of the goodwill for siteRock is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of siteRock is approximately 4.5 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

The allocation of the purchase price to the net assets acquired based on the estimated fair value of siteRock was as follows:

	October 3, 2005	Amortization Period
	(In thousands)	(Years)
Current assets	$4,600	—
Long-term assets	500	—
Goodwill	36,400	—
Customer relationships	7,000	5
Non-compete agreement	300	3
Existing Technology	4,300	4
Trade Name	200	2

Assets acquired	$53,300

iDefense

On July 13, 2005, VeriSign completed its acquisition of iDefense, Inc. (“iDefense”), a Reston, Virginia-based privately held company. iDefense is a leading security intelligence services company providing detailed intelligence on network-based threats, vulnerabilities and malicious code. VeriSign paid approximately $37.8 million in cash for all the outstanding capital stock, vested stock options and certain transaction related expenses of iDefense and assumed unvested stock options. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. iDefense’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of iDefense, VeriSign recorded goodwill of $34.7 million and other intangible assets of $7.5 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to provide “intelligence” services to VeriSign’s customer base. None of the goodwill for iDefense is expected to be deductible for tax purposes. The overall weighted average life of the identified amortizable assets acquired in the purchase of iDefense is 5.6 years. These identified other intangible assets will be amortized on a straight line basis over their useful lives.

The acquired in-process research and development was written off upon acquisition and consisted primarily of research and development related to the efforts required to develop the acquired in process technology.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

LightSurf Technologies

On April 6, 2005, VeriSign completed its acquisition of LightSurf Technologies, Inc. (“LightSurf”), a Santa Cruz, California-based privately held provider of multimedia messaging and interoperability solutions for the wireless market. VeriSign paid approximately $275.4 million in common stock for all of the outstanding capital stock, warrants, vested stock options and certain transaction-related expenses and assumed unvested stock options. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. LightSurf’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of LightSurf, VeriSign recorded goodwill of $218.6 million and other intangible assets of $44.4 million, which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer carriers a comprehensive wireless data utility by combining LightSurf’s current capabilities with VeriSign’s existing communications services platforms. None of the goodwill for LightSurf is expected to be deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of LightSurf is 3.2 years. These other identified intangible assets will be amortized on a straight-line basis over their useful lives.

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

DECEMBER 31, 2006, 2005 AND 2004

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of LightSurf was as follows:

	April 6, 2005	Amortization Period
	(In thousands)	(Years)
	As Restated (1)
Current assets	$19,677	—
Long-term assets	7,225	—
Goodwill (2)	218,591	—
Customer relationships	9,000	5
Non-compete agreement	1,700	2.5
Technology in place	29,400	3 – 4
In-process research and development	4,300	—

Total assets acquired	289,893

Liabilities assumed	(14,475)

Net assets acquired	$275,418

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	As a result of the restatement we decreased LightSurf’s goodwill balance by $3.8 million to record additional deferred compensation expense at the time of purchase.

Other Acquisitions

In addition to the above, VeriSign also acquired one other company in 2005 for a purchase price of approximately $15.0 million. The acquisition was not material on an individual basis.

All of the Company’s 2005 acquisitions results of operations for periods prior to the date of acquisition were not material on an individual basis or in the aggregate when compared with VeriSign’s consolidated results.

2004 Acquisitions

Jamba

In June 2004, VeriSign completed its acquisition of Jamba, a privately held provider of content services. VeriSign’s purchase price of $266.2 million for all the outstanding shares of capital stock of Jamba consisted of approximately $178.0 million in cash consideration, approximately $5.9 million in direct transaction costs, and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Jamba’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Jamba, VeriSign recorded goodwill of $187.8 million and other intangible assets of $83.9 million,

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

which have been assigned to the Communications Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is attributable to the anticipated ability to offer carriers a comprehensive wireless data utility by combining Jamba’s current capabilities with VeriSign’s existing communications services platforms. None of the goodwill for Jamba is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Jamba is 4.2 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair value of Jamba was as follows:

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

Guardent

In February 2004, VeriSign completed its acquisition of Guardent, a privately held provider of managed security services. VeriSign paid approximately $141.2 million for all the outstanding shares of capital stock of Guardent, of which approximately $65 million was in cash and the remainder in VeriSign common stock. The acquisition has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Guardent’s results of operations have been included in the consolidated financial statements from its date of acquisition. As a result of the acquisition of Guardent, VeriSign recorded goodwill of $114.1 million and other intangible assets of $22.2 million, which have been assigned to the Internet Services Group segment. The goodwill represents the excess value over both tangible and intangible assets acquired. VeriSign attributes the goodwill in this transaction to management’s belief that the acquisition is a strategic fit with its existing business and will create an unmatched breadth of service and consulting offerings, delivered from a global infrastructure that is highly scalable and offers reliable, state-of-the-art managed security services. None of the goodwill for Guardent is deductible for tax purposes. The overall weighted-average life of the identified amortizable assets acquired in the purchase of Guardent is 4.5 years. These identified other intangible assets will be amortized on a straight-line basis over their useful lives.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

All of the Company’s 2004 acquisitions results of operations for periods prior to the date of acquisition were not material on an individual basis or in the aggregate when compared with VeriSign’s consolidated results.

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

The Company has determined that the disposed payment gateway business should be accounted for as discontinued operation in accordance with SFAS No.144. Consequently, the results of operations of the payment gateway business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented as discontinued operations.

In connection with the sale of the payment gateway business, the Company entered into a Transitional Service Agreement (“TSA”) with PayPal to provide certain transitional network and customer support services. The related fees were recorded as a direct reduction to the respective costs and expenses included in discontinued operations. The expected cash flows under the TSA do not represent a significant continuation of the direct cash flows of the disposed payment gateway business. In April 2006, PayPal elected to terminate the customer support services provided by VeriSign under the TSA. In September 2006, PayPal elected to terminate the billing services, production services and other transitional services provided under the TSA.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table represents revenues from the disposed payment gateway business and the components of earnings from discontinued operations for the periods presented:

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
	(In thousands)
Revenues	$(89)	$51,672	$48,149

Income from disposed payment gateway business	$1,045	$24,218	$19,193
Income tax expense	—	8,028	1,742

Operating income from disposed payment gateway business, net of taxes	1,045	16,190	17,451
Gain on sale of payment gateway business, net of taxes of $124,249 (2)	—	250,573	—

Net income from discontinued operations	$1,045	$266,763	$17,451

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	The gain on sale of the payment gateway business was reduced due to a change in the effective tax rate that resulted as part of the restatement.

The following table presents the calculation of the gain on the sale of the payment gateway business:

Year Ended December 31, 2005
As Restated (1)
(In thousands)
Proceeds from sale	$370,000
Transaction costs	2,778

Net proceeds	367,222
Net liabilities assumed by PayPal	7,600

Gain on sale before income taxes	374,822
Income tax expense	124,249

Gain on sale of discontinued operations, net of tax	$250,573

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The following table presents the carrying amounts of major classes of assets and liabilities relating to the payment gateway business at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Assets:
Cash and cash equivalents	$600	$1,834
Accounts receivable, net	711	3,461

Total current assets of discontinued operations	$1,311	$5,295

Liabilities:
Accounts payable and accrued liabilities	$600	$6,822

Total current liabilities of discontinued operations	$600	$6,822

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Note 5.    Sale of Domain Name Registrar Business

On November 25, 2003, VeriSign completed the sale of its Network Solutions domain name registrar business to Pivotal Private Equity. The Company received $97.6 million of consideration, consisting of $57.6 million in cash and a $40 million senior subordinated note that bears interest at 7% per annum for the first three years and 9% per annum thereafter and matures five years from the date of closing. During 2005, the Company received a payment from Network Solutions in the amount of $20.0 million, which included $14.0 million to reduce the principal balance of the note receivable, $3.8 million of interest income related to the note receivable and a dividend payment of $2.2 million recorded in other income.

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

Note 6.    Restructuring, Impairments and Other Charges (Reversals), net

Below is a comparison of the restructuring, impairments and other charges (reversals), net for the periods presented:

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
	(In thousands)
2002 and 2003 Restructuring Plan (reversals) charges	$(6,421)	$(2,928)	$3,285
Impairments and other charges	1,950	21,631	20,072

Total restructuring, impairments and other charges (reversals), net	$(4,471)	$18,703	$23,357

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

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

To date, VeriSign has recorded $161.0 million in restructuring charges under its 2002 and 2003 plans.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table sets forth the consolidated restructuring and other charges (reversals) associated with the restructuring plans for the periods presented:

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
	(In thousands)
Workforce reduction	$(107)	$(787)	$1,046
Excess facilities	(6,300)	(2,882)	1,538
Exit costs	(13)	(75)	486

Subtotal	(6,420)	(3,744)	3,070
Impairments and other (reversals) charges	(1)	816	215

Total net restructuring, impairments and other (reversals) charges	$(6,421)	$(2,928)	$3,285

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Workforce reduction.    During 2006 and 2005, VeriSign adjusted the workforce reduction charges relating primarily to severance and fringe benefits. The Company recorded workforce reduction charges of $1.0 million in connection with workforce reduction of approximately 35 employees during 2004.

Excess facilities.    In 2006, VeriSign recorded a net reversal of approximately $6.3 million primarily due to an unexpected early termination agreement of an existing facility in which the Company had previously estimated a significant vacancy period in its projection of sublease income. During 2005, VeriSign recorded reversals of $2.9 million to its excess facilities primarily in connection with a decision to utilize and build a facility that VeriSign had treated as abandoned under its 2003 restructuring plan and for which it had previously recorded a restructuring charge. As part of the restatement, VeriSign recorded a $2.3 million reversal in 2005 to correct a charge that was incorrectly expensed in 2005. The 2005 correction was properly expensed in 2003.

Exit costs.    VeriSign recorded other exit costs primarily relating to the realignment of its Communications Services Group segment.

Impairments and other charges

During 2006, VeriSign wrote-off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer. During 2005, VeriSign recorded an impairment of approximately $21.6 million relating to the abandonment of the development efforts related to an internally developed software project. During 2004, VeriSign recorded approximately $20.1 million in charges primarily relating to an impairment of obsolete telecommunications computer software and other equipment.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

As of December 31, 2006, the accrued liability associated with the 2002 and 2003 restructuring plan was $4.8 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2005	Reversals and Adjustments to Restructuring Charges	Non-Cash Additions to the Accrual	Cash Payments	Accrued Restructuring Costs at December 31, 2006
	Restated
	(In thousands)
Workforce reduction	$107	$(107)	$—	$—	$—
Excess facilities	18,054	(6,300)	18	(7,159)	4,613
Exit costs	134	(13)	21	—	142
Other charges	21	(1)	—	(20)	—

Total restructuring charges (reversals)	$18,316	$(6,421)	$39	$(7,179)	$4,755

Included in current portion of accrued restructuring costs	$7,440				$3,818

Included in long-term accrued restructuring costs	$10,876				$937

Cash payments totaling approximately $4.6 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through April 2008. The future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2007	$3,715	$(39)	$3,676
2008	937	—	937

	$4,652	$(39)	$4,613

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Note 7.    Cash, Cash Equivalents, Investments and Restricted Cash

VeriSign’s cash equivalents, short-term investments and restricted investments have been classified as available-for-sale. The following tables summarize VeriSign’s cash, cash equivalents, short and long-term investments and restricted cash and investments as of December 31, 2006 and 2005:

	December 31, 2006
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$488,271	$—	$—	$488,271
Commercial paper	7,223	1	—	7,224
Corporate bonds and notes	83,507	1	(580)	82,928
Money market funds	5,690	—	—	5,690
U.S. government and agency securities	30,356	—	(238)	30,118
Municipal bonds	5,399	—	(36)	5,363
Asset-backed securities	81,185	—	(939)	80,246

	701,631	2	(1,793)	699,840

Included in cash and cash equivalents				$501,184

Included in short-term investments				$198,656

Classified as long-term assets:
Equity securities of non-public companies	11,235	—	—	11,235
Corporate bonds and notes	11,312	2	(73)	11,241
Money market funds	442	—	—	442
Commercial Paper	757	—	—	757
U.S. government and agency securities	10,206	17	(32)	10,191
Asset-backed securities	22,476	18	(124)	22,370
Certificates of deposit	4,436	—	—	4,436

	60,864	37	(229)	60,672

Included in restricted cash and investments				$49,437

Included in other assets, net				$11,235

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

Gross realized losses on investments totaled $0.4 million in 2006 consisting of the impairment and sale of certain public and non-public equity investments. Gross realized gains on investments were $23.2 million in 2006.

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

Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss in the balance sheets. The unrealized losses on the Company’s investments were caused primarily by interest rate increases. In addition, the contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006. All investments with unrealized losses at December 31, 2005 had been in a loss position for

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

less than 12 months. Gross unrealized gains and losses on our available-for-sale investments at December 31, 2006 and 2005 were as follows:

	2006	2005
	(In thousands)
Gross unrealized gains	$39	$13
Gross unrealized losses	(2,022)	(5,375)

Net unrealized losses	$(1,983)	$(5,362)

The following table summarizes the fair value and gross unrealized losses related to 164 available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held, as well as were in an unrealized loss position, which is measured and determined at each fiscal year end:

	Securities held for 12 months or less, in a loss position at December 31, 2006		Securities held for 12 months or more, in a loss position at December 31, 2006		Total in a loss position
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and notes	$61,615	$(437)	$31,067	$(217)	$92,682	$(654)
U.S. government and agency securities	20,545	(139)	14,977	(130)	35,522	(269)
Municipal bonds	—	—	5,363	(36)	5,363	(36)
Asset-backed securities	64,117	(766)	31,628	(297)	95,745	(1,063)

	$146,277	$(1,342)	$83,035	$(680)	$229,312	$(2,022)

The following table summarizes the available-for-sale investments as of December 31, 2006, classified by the maturity date of the investment:

	Carrying Value	Estimated Fair Value
	(In thousands)
Due within one year	$211,624	$210,106
Due within two years	45,929	45,464
Due within three years	1,000	1,000

Total available-for-sale investments	$258,553	$256,570

Restricted Cash and Investments

As of December 31, 2006, restricted cash and investments include $45.0 million related to a trust established during 2004 for VeriSign’s director and officer liability self-insurance coverage. As of December 31, 2006 and December 31, 2005, VeriSign has pledged approximately $4.4 million and $6.0 million, respectively, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Note 8.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments for the years ended December 31, 2006 and 2005:

	Internet Services Group	Communications Services Group	Total
	As Restated (1)	As Restated (1)	As Restated (1)
	(In thousands)
December 31, 2004 (2)	$190,245	$536,000	$726,245
LightSurf acquisition (2)	—	218,591	218,591
iDefense acquisition	34,696	—	34,696
siteRock acquisition	36,400	—	36,400
Moreover acquisition	13,943	—	13,943
RSI acquisition	17,144	—	17,144
Other acquisitions and adjustments (3) (4)	11,632	10,312	21,944

December 31, 2005	304,060	764,903	1,068,963
CallVision acquisition	—	18,015	18,015
3united acquisition	—	48,316	48,316
Kontiki acquisition	—	23,898	23,898
m-Qube acquisition	—	159,978	159,978
GeoTrust acquisition	100,081	—	100,081
inCode acquisition	—	27,800	27,800
Other acquisitions and adjustments (3) (4)	11,651	(9,209)	2,442

December 31, 2006	$415,792	$1,033,701	$1,449,493

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	VeriSign restated goodwill for the Internet Services Group by $818,000 for 2004. VeriSign restated the acquired goodwill for the LightSurf acquisition for 2005. The goodwill was increased by $3.8 million to record additional unearned compensation for the understatement of expense related to assumed stock options.
(3)	Other acquisitions consist of companies that were considered not material on an individual basis or in the aggregate at the time of purchase. In 2006, VeriSign acquired two companies with an aggregate goodwill of $18.9 million. In 2005, VeriSign acquired one company with $13.7 million in goodwill. These companies were allocated to the Internet Services Group.
(4)	VeriSign makes certain goodwill adjustments after the initial purchase to acquired companies for income tax adjustments, adjustments for vested stock options, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

There were no impairment charges for goodwill and other intangible assets from the annual impairment tests conducted as of June 30, 2006, 2005 and 2004.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

VeriSign’s other intangible assets are comprised of:

	As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life
	(Dollars in thousands)
Customer relationships	$459,088	$(331,279)	$127,809	4.6 years
Technology in place	237,238	(138,866)	98,372	4.2 years
Carrier relationships	64,000	(15,345)	48,655	5.4 years
Non-compete agreement	40,196	(13,785)	26,411	2.2 years
Trade name	34,557	(11,480)	23,077	4.0 years
Other	11,250	(2,144)	9,106	3.7 years

Total other intangible assets	$846,329	$(512,899)	$333,430	4.3 years

	As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life
	(Dollars in thousands)
Customer relationships	$421,707	$(293,312)	$128,395	2.7 years
Technology in place	166,355	(114,650)	51,705	2.8 years
Carrier relationships	27,700	(7,271)	20,429	4.4 years
Non-compete agreement	20,828	(12,679)	8,149	1.2 years
Trade name	19,870	(4,856)	15,014	4.6 years
Other	1,950	(340)	1,610	3.4 years

Total other intangible assets	$658,410	$(433,108)	$225,302	3.0 years

Fully amortized other intangible assets are not included in the above tables.

Estimated future amortization expense related to other intangible assets at December 31, 2006 is as follows:

(In thousands)
2007	$124,327
2008	62,464
2009	53,905
2010	37,734
2011	23,125
Thereafter	31,875

$333,430

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Note 9.    Other Balance Sheet Items

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2006	2005
		As Restated (1)
	(In thousands)
Prepaid expenses	$73,416	$55,836
Other current assets	63,846	22,172
Securities litigation receivable (2)	80,000	—

Prepaid expenses and other current assets	$217,262	$78,008

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	VeriSign recorded an $80.0 million receivable from liability insurers for the Company and its directors and officers in connection with the settlement of the Securities Litigation and Derivative Litigation.

Property and Equipment

The following table presents detail of property and equipment:

	December 31,
	2006	2005
		As Restated (1)
	(In thousands)
Land	$222,750	$222,516
Buildings	88,532	74,466
Computer equipment and purchased software	699,576	573,536
Office equipment, furniture and fixtures	29,682	26,831
Leasehold improvements	90,263	84,469

	1,130,803	981,818
Less accumulated depreciation and amortization	(525,511)	(423,546)

Property and equipment, net	$605,292	$558,272

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2006	2005
		As Restated (1)
	(In thousands)
Accounts payable	$34,085	$68,293
Employee compensation	109,875	89,871
Customer deposits	73,845	27,822
Taxes payable and other tax liabilities	226,342	229,770
Other accrued liabilities	175,317	152,092
Securities litigation payable (2)	80,000	—

	$699,464	$567,848

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	VeriSign recorded the $80.0 million payable to account for the settlement of the Securities Litigation and Derivative Litigation. Under terms of the settlement, liability insurers for the Company and its directors and officers will pay $80.0 in settlement of the lawsuits.

Long-Term Liabilities

In November 1999, VeriSign entered into an agreement for the management and administration of the Tuvalu country code top-level domain, .tv, with the Government of Tuvalu for payments of future royalties. Future royalty payment obligations will amount to $4.0 million. The current portion of $2.0 million is due in 2007 and the long-term portion of $2.0 million matures in 2008. Additionally, VeriSign has approximately $2.6 million of other long-term liabilities which mature over the next two years. The current portion of long-term liabilities payable is included in accounts payable and accrued liabilities and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

Note 10.    Credit Facility

On June 7, 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. As of December 31, 2006, $199.0 million was borrowed under the Facility.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The Credit Agreement contains certain affirmative and negative covenants. Affirmative covenants include, among others, financial and other reporting obligations, maintenance of existence, payment of obligations, maintenance of properties, maintenance of insurance, compliance with laws, maintenance of books and records, and maintenance of approvals and authorizations. Negative covenants include, among others, limitations on incurrence of liens, limitations on investments, limitations on incurrence of additional indebtedness, limitations on mergers and acquisitions, limitations on asset sales, limitations on dividends, share redemptions and other restricted payments, limitations on changing its business, limitations on entering into certain types of burdensome agreements and limitations on transactions with affiliates. The Credit Agreement includes two financial covenants, including maintaining the ratio of consolidated EBITDA to consolidated interest charges above 2.50:1.00 for any four fiscal quarters, and maintaining the Leverage Ratio below 3.00:1.00 at any time during any period of four fiscal quarters. At December 31, 2006, the interest rate on the outstanding balance of the Facility was 5.86%.

The Facility terminates on June 7, 2011 at which time outstanding borrowings under the Facility are due. VeriSign may optionally prepay loans under the Credit Agreement other than Competitive Bid Loans at any time, without penalty, subject to reimbursement of certain costs in the case of LIBOR borrowings.

Note 11.    Stockholders’ Equity

Preferred Stock

VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2006, no shares of preferred stock had been issued. In connection with its stockholder rights plan, VeriSign authorized 3 million shares of Series A Junior Participating Preferred Stock, par value $0.001 per share. In the event of liquidation, each preferred share will be entitled to a $1.00 preference, and thereafter the holders of the preferred shares will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. Each preferred share will have 100 votes, voting together with the common shares. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

Stock Repurchase Programs

To facilitate the stock repurchase program, designed to return value to the stockholders and minimize dilution from stock issuances, VeriSign repurchases shares in the open market and from time to time enters into structured stock repurchase agreements with third parties.

In 2001, VeriSign and the Board of Directors authorized the repurchase of up to $350 million of the Company’s common stock in open market, negotiated or block transactions. This stock repurchase program was completed in the third quarter of 2005. In 2005, the Board of Directors of VeriSign authorized a new stock repurchase program to repurchase up to $500 million of the Company’s common stock in open market, negotiated or block transactions. This stock repurchase was completed in the second quarter of 2006. On May 16, 2006, the Board of Directors of VeriSign authorized a new $1 billion stock repurchase program to purchase shares of VeriSign’s common stock on the open market, or in negotiated or block trades. As of December 31, 2006, the Company has approximately $984.7 million available under the 2006 stock repurchase program.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The table sets forth the total amount of shares repurchased and net purchase price for the years presented:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Shares repurchased	6,490	22,817	4,474
Aggregate purchase price	$135,000	$548,630	$113,257

From the inception of the stock purchase program in 2001 to December 31, 2006, a total of 35.3 million shares have been repurchased for a net purchase price of approximately $865.3 million.

Stockholder Rights Plan

On September 24, 2002, the Board of Directors of VeriSign declared a dividend of one stock purchase right (“Right”) for each outstanding share of VeriSign common stock. The dividend was paid to stockholders of record on October 4, 2002 (“Record Date”). In addition, one Right shall be issued with each common share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of VeriSign, which options or securities were outstanding prior to the Distribution Date. The Rights will become exercisable only upon the occurrence of certain events specified in the Rights Agreement (“Rights Agreement”), including the acquisition of 20% of VeriSign’s outstanding common stock by a person or group. Each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from VeriSign one one-hundredth of a share of VeriSign Series A Junior Participating Preferred Stock, par value $0.001 per share (“Preferred Share”), at a price of $55.00 per one one-hundredth of a Preferred Share, subject to adjustment. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. In addition, each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from VeriSign that number of shares of VeriSign common stock having a market value of two times the exercise price of the Right. In February 2006, VeriSign’s Board of Directors reviewed the stockholder rights plan and determined that it continues to be in the best interest of VeriSign and its stockholders. No cash dividends have been declared or paid on VeriSign’s common stock since inception.

Note 12.    Calculation of Net Income Per Share

In accordance with SFAS No. 128, “Earnings per Share”, the Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock awards during the period using the treasury stock method.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The following table presents the computation of basic and diluted net income per share:

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
	(In thousands, except per share data)
Net income:
Net income from continuing operations	$377,970	$162,215	$135,369
Net income from discontinued operations, net of tax	1,045	16,190	17,451
Gain on sale of discontinued operations, net of tax	—	250,573	—

Net income	$379,015	$428,978	$152,820

Weighted-average shares:
Weighted-average common shares outstanding	244,421	257,368	250,564
Diluted weighted-average common shares outstanding:
Stock options	2,344	6,064	4,564
Unvested restricted stock and restricted stock units	111	69	76
Other	197	188	210

Shares used to compute diluted net income per share	247,073	263,689	255,414

Net income per share:
Basic:
Net income from continuing operations	$1.55	$0.63	$0.54
Net income from discontinued operations	—	0.06	0.07
Gain on sale of discontinued operations	—	0.98	—

Net Income	$1.55	$1.67	$0.61

Diluted:
Net income from continuing operations	$1.53	$0.62	$0.53
Net income from discontinued operations	—	0.06	0.07
Gain on sale of discontinued operations	—	0.95	—

Net Income	$1.53	$1.63	$0.60

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period. The following table sets forth the weighted-average potential common shares that were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
	(In thousands, except per share data)
Weighted-average stock options outstanding	25,632	13,737	12,224
Weighted-average exercise price	$36.46	$57.54	$69.30

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Note 13.    Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. See Note 1 for a description of VeriSign’s adoption of SFAS 123R.

Stock Option Plans

The majority of VeriSign’s stock-based compensation expense relates to stock options. Historically, stock options have been granted to broad groups of employees at most levels on a discretionary basis. In the second quarter of 2006, the Compensation Committee, in consultation with other members of the Company’s Board of Directors, resolved to grant restricted stock units (“RSUs”) instead of stock options to employees below the director level. Employees at or above the director level continue to be eligible to receive stock options as well as RSUs. As of December 31, 2006, a total of 58,304,920 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

On May 26, 2006, the stockholders of VeriSign approved the 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan replaces VeriSign’s 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee of the Board of Directors which may delegate to a committee of one or more members of VeriSign’s Board of Directors or VeriSign’s officers the ability to grant awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All options have a term of not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. A restricted stock unit is an award covering a number of shares of VeriSign common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units will generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over 4 years. The Compensation Committee of the Board of Directors, however, may authorize grants with a different vesting schedule in the future. 27,000,000 shares were authorized and reserved for issuance under the 2006 Plan.

The 2001 Stock Incentive Plan (“2001 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 2001 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 2001 Plan authorized the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2006, no restricted stock awards have been made under the 2001 Plan. Options were granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. All options were granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. No further options can be granted under the 2001 Plan.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

The 1998 Directors Plan (“Directors Plan”) was terminated upon the approval of the 2006 Plan. Options to purchase common stock granted under the Directors Plan remain outstanding and subject to the vesting and exercise terms of the original grant. Members of the Board who were not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, were eligible to participate in the Directors Plan. The option grants under the Directors Plan were automatic and non-discretionary, and the exercise price of the options was 100% of the fair market value of the common stock on the date of the grant. Each eligible director was initially granted an option to purchase 25,000 shares on the date he or she first became a director (“Initial Grant”). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director was automatically granted an additional option to purchase 12,500 shares of common stock if the director had served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is ten years and options vest as to 6.25% of the shares each quarter after the date of the grant, provided the optionee remains a director of VeriSign.

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

1998 Employee Stock Purchase Plan

As of December 31, 2006, VeriSign has reserved 17,589,449 shares for issuance under the 1998 Employee Stock Purchase Plan (“Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 15% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. On January 1 of each year, the number of shares available for grant under the Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Stock-based Compensation

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation recognized for the periods presented:

	Year Ended December 31,
	2006	2005	2004
		Restated	Restated
	(In thousands, except per share data
Stock-based compensation:
Cost of revenue	$14,750	$982	$2,395
Sales and marketing	15,210	173	7,248
Research and development	10,406	1,328	4,809
General and administrative	25,482	(12,950)	31,655

Total stock-based compensation	65,848	(10,467)	46,107
Tax (benefit) expense associated with stock-based compensation expense	(17,647)	3,946	—

Net effect of stock-based compensation expense (benefit) on net income	$48,201	$(6,521)	$46,107

Net effect of stock-based compensation expense (benefit) on net income per share:
Basic	$0.20	$(0.03)	$0.18

Diluted	$0.20	$(0.02)	$0.18

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

As of December 31, 2006, total unrecognized compensation cost related to unvested stock options and restricted stock awards was $94.1 million and $37.7 million, respectively, and is expected to be recognized over a weighted-average period of 2.8 years and 3.5 years, respectively. Stock-based compensation cost capitalized for internally developed software was $1.5 million for the twelve months ended December 31, 2006.

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

	Year Ended December 31,
	2006	2005	2004
Stock options:
Volatility	39%	56%	82%
Risk-free interest rate	4.82%	3.91%	2.81%
Expected term	3.4 years	3.1 years	2.9 years
Dividend yield	zero	zero	zero
Employee Stock Purchase Plan options:
Volatility	33%	55%	53%
Risk-free interest rate	5.09%	2.51%	2.22%
Expected term	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

General Option Information

The following table summarizes stock option activity for the periods presented:

	Year Ended December 31,
	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	35,638,232	$31.51	32,878,169	$33.74	31,999,664	$36.87
Assumed in business combinations	846,953	1.99	1,645,508	3.71	687,659	4.79
Granted	7,387,257	20.50	10,053,156	25.95	9,156,123	20.20
Exercised	(2,466,900)	12.40	(5,343,504)	11.48	(4,391,205)	11.04
Forfeited	(3,859,952)	41.27	(2,919,635)	35.84	(3,971,347)	46.19
Expired	(1,903,419)	39.25	(675,462)	126.32	(602,725)	44.62

Outstanding at end of period	35,642,171	28.38	35,638,232	31.51	32,878,169	33.74

Exercisable at end of period	24,474,024	32.69	26,404,992	41.36	17,085,569	48.19

Weighted-average fair value of options granted during the period		$6.87		$10.80		$11.91
Total intrinsic value of options exercised during the period (in thousands)		$26,197		$78,731		$49,580

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.09–$ 9.99	1,914,213	3.78 years	$4.00	1,430,222	$4.41
$ 10.00–$ 13.78	3,045,990	2.59 years	11.74	2,623,293	11.56
$ 13.79	2,238,991	2.16 years	13.79	2,170,684	13.79
$ 13.80–$ 19.99	8,797,254	3.51 years	17.46	3,060,440	17.06
$ 20.00–$ 24.99	5,961,132	4.06 years	22.78	1,744,606	22.63
$ 25.00–$ 29.99	8,088,030	4.00 years	26.69	7,848,218	26.72
$ 30.00–$ 39.99	1,959,936	1.81 years	33.91	1,959,936	33.91
$ 40.00–$ 59.99	1,517,759	0.92 years	54.69	1,517,759	54.69
$ 60.00–$ 99.99	634,302	0.87 years	81.64	634,302	81.64
$100.00–$253.00	1,484,564	0.57 years	155.51	1,484,564	155.51

	35,642,171	3.19 years	28.38	24,474,024	32.69

Intrinsic value is calculated as the difference between the market value as of December 29, 2006 and the exercise price of the shares. The closing price of VeriSign’s stock was $24.05 on December 29, 2006, as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of stock options outstanding and stock

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

options exercisable with an exercise price below $24.05 as of December 31, 2006 was $164.6 million and $107.0 million, respectively. The weighted-average remaining contractual live for stock options exercisable at December 31, 2006 was 2.66 years.

The following table summarizes unvested restricted stock award activity for the periods presented:

	Year Ended December 31,
	2006		2005		2004
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	322,433	$27.97	275,000	$22.20	150,000	$12.88
Granted	1,958,052	18.98	222,683	25.26	125,000	33.38
Released	(49,811)	29.27	(166,250)	14.88	—	—
Forfeited	(123,347)	20.80	(9,000)	26.40	—	—

	2,107,327	20.01	322,433	27.97	275,000	22.20

Upon exercise of stock options or vesting of restricted stock awards, VeriSign will issue common stock. To cover the minimum statutory tax withholding requirements, the Company will place a sufficient portion of vested restricted stock awards into treasury and make a cash payment to the Internal Revenue Service and state tax authorities to cover the applicable withholding taxes.

Stock Option Acceleration

On December 29, 2005, VeriSign’s Board of Directors approved the acceleration of the vesting of unvested and “out-of-the-money” stock options that had an exercise price per share in excess of $24.99, all of which were previously granted under VeriSign’s stock option plans and that were outstanding on December 29, 2005. Options to purchase approximately 8.8 million shares of common stock or 47% of the total outstanding unvested options on December 29, 2005 were subject to the acceleration. The options accelerated included certain options previously granted to executive officers and directors of VeriSign.

The acceleration was accompanied by restrictions imposed on any shares purchased through the exercise of accelerated options. Those restrictions will prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time).

The purpose of the accelerated vesting was to enable the Company to reduce compensation expense associated with these options in future periods, beginning with the first quarter of 2006, in its consolidated financial statements, pursuant to SFAS 123R. The acceleration of the vesting of these options did not result in a charge to expenses in 2005. At the time of the acceleration, VeriSign estimated that the acceleration reduced stock-based compensation expense it otherwise would have been required to record by approximately $27.7 million in 2006.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Note 14.    Income Taxes

Income from continuing operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2006	2005	2004
		As Restated	As Restated
	(In thousands)
Income from continuing operations:
United States	$146,794	$111,061	$119,275
Foreign	(10,109)	152,167	37,278

Total income from continuing operations	$136,685	$263,228	$156,553

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
		As Restated	As Restated
	(In thousands)
Continuing operations:
Current:
Federal	$5,656	$(1,758)	$(40)
State	3,865	13	(1,091)
Foreign, including foreign withholding tax	41,531	59,183	31,192

	51,052	57,438	30,061

Deferred:
Federal	(244,367)	—	—
State	(33,077)	—	—
Foreign	(8,708)	(8,312)	(9,492)

	(286,152)	(8,312)	(9,492)

Income tax (benefit) expense	(235,100)	49,126	20,569

Charge (benefit) in lieu of taxes attributable to employee stock option plans	(7,833)	51,887	—

Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	1,648	—	615

	$(241,285)	$101,013	21,184

Discontinued operations:
Current:
Federal	$—	$116,927	$1,742
State	—	15,350

	$—	132,277	$1,742

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

The difference between income tax expense (benefit) and the amount resulting from applying the federal statutory rate of 35% to net income from continuing operations before income taxes is attributable to the following:

	Year Ended December 31,
	2006	2005	2004
		As Restated	As Restated
	(In thousands)
Income tax expense at federal statutory rate	$47,840	$92,130	$54,794
State taxes, net of federal benefit	(28,259)	4,097	(1,481)
Differences between statutory rate and foreign effective tax rate	3,355	(250)	12,505
Tax associated with intercompany prepaid royalty	35,000	—	—
Non-deductible stock compensation	7,161	(4,382)	10,602
Change in federal valuation allowance	(200,555)	15,529	(44,570)
Research and experimentation credit	(6,329)	(4,332)	(12,333)
Benefit from capital loss IRS relief	(104,623)	—	—
Other	5,125	(1,779)	1,667

	$(241,285)	$101,013	$21,184

The tax effects of temporary differences that give rise to significant portions of VeriSign’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
		As Restated
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,682 (a)	$110,642
Deductible goodwill and intangible assets	143,017	158,115
Tax credit carryforwards	17,975 (a)	12,620
Property and equipment	15,707	8,656
Deferred revenue, accruals and reserves	123,849	135,710
Capital loss carryforwards and investments with differences in book and tax basis	51,970	55,794
Other	6,560	6,179

Total deferred tax assets	408,760	487,716
Valuation allowance	(60,636)	(432,994)

Net deferred tax assets	348,124	54,722

Deferred tax liabilities:
Deferred revenue, accruals and reserves	(5,222)	(1,522)
Non-deductible acquired intangibles	(105,168)	(56,181)
Other	(905)	(184)

Total deferred tax liabilities	(111,295)	(57,887)

Total net deferred tax assets (liabilities)	$236,829	$(3,165)

(a)	Upon adoption of SFAS 123R, the Company adopted a policy of not including the net operating losses and research credit balances relating to options exercised prior to the adoption of SFAS 123R in the above table. There was no effect to tax expense or additional paid-in capital upon the adoption of this policy; however, the effect on total deferred tax assets and the related valuation allowance in the above table was a decrease of $181.9 million from 2005 to 2006.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

In previous fiscal years, VeriSign provided a tax valuation allowance on its federal and state deferred tax assets based on its evaluation that realizability of such assets was not “more likely than not”. The Company continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. Such deferred tax assets consisted primarily of net operating loss carryforwards, temporary differences on tax-deductible goodwill and intangibles, and temporary differences on deferred revenue. In the quarter ended June 30, 2006, based on new positive evidence including projected future taxable income from operating activities, the Company determined that it is more likely than not that the deferred assets would be realized. Accordingly, the Company released its valuation allowance of $236.4 million from its deferred tax assets resulting in a benefit to deferred tax expense in its statement of income. The $236.4 million benefit consisted of a federal benefit of $207.2 million and a state benefit of $29.2 million.

VeriSign continues to assess the future realization of net deferred tax assets and believe that it is more likely than not that the tax effects of deferred tax liabilities and projected future taxable income from operating activities will be sufficient to support future realization of net deferred tax assets.

However, VeriSign continues to apply a valuation allowance on certain deferred tax assets which we did not believe are more likely than not that they would be realized. The Company continues to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards and to impaired investments, due to the limited carryforward period and character of such tax attributes and foreign net operating losses due to uncertainty of their realization. The amount of these deferred tax asset which continue to be subject to a valuation allowance was $60.6 million as of December 31, 2006 and increased by approximately $7.4 million for the year ended December 31, 2006.

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $433.2 million, state net operating loss carryforwards of approximately $473.6 million, including federal and state net operating loss related to the tax benefit from the exercise of employee stock awards of $460.5 million and $265.3 million respectively, when recognized, will result in a benefit to additional paid-in capital of $172.1 million. As of December 31, 2006, the Company had foreign net operating loss carryforwards of approximately $32.3 million.

If VeriSign is not able to use them, the federal net operating loss carryforwards will expire in 2011 through 2026 and the state net operating loss carryforwards will expire in 2007 through 2024. Most of the Company’s foreign net operating loss carryforwards do not expire, but could be subject to future restrictions based on changes in the business or ownership of the foreign subsidiary.

As of December 31, 2006, VeriSign had federal research and experimentation tax credits available for future years of approximately $30.4 million, state research and experimentation tax credits available for future years of approximately $12.6 million. Included in these amounts are $7.9 million of federal, and $4.5 million of state research credit carryforwards generated from stock option exercises prior to the adoption of SFAS 123R. The future utilization of these attributes will result in recognition of the asset and a benefit to additional paid-in capital. The federal research and experimentation tax credits will expire, if not utilized, in 2011 through 2026. State research and experimentation tax credits carry forward indefinitely until utilized.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. VeriSign experienced cumulative changes in ownership of greater than 50% in 2003 and 2002. These changes in ownership resulted in the imposition of an annual limitation on its ability to utilize certain U.S. federal and state

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

net operating loss carryforwards of $232.9 million and $116.5 million, respectively. Losses not utilized due to these limitations can be carried forward, but are subject to the expiration dates described above.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings included in consolidated retained earnings at December 31, 2006 was $121.7 million. These earnings have been permanently reinvested and VeriSign does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

In the quarter ended June 30, 2006, the Company was granted relief by the IRS for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, the Company benefited income tax expense $113.4 million, increased its deferred tax asset for net operating losses from continuing operations $51.8 million, and reduced income taxes payable $61.6 million. Also in the quarter ended June 30, 2006, the Company was granted relief by the IRS for an uncertainty regarding its ability to carry forward $191.4 million of net operating loss carryforwards generated from stock option deductions in the year ended December 31, 2000. The relief resulted in an increase to deferred tax assets and an increase to the valuation allowance in the amount of $66.7 million. When the net operating loss is utilized, the benefit will result in an addition to additional paid-in capital.

On March 19, 2007, the IRS commenced an examination of the Company’s federal tax returns for the year ended December 31, 2004. The Company currently believes this examination will not have a material impact on its financial statements; however the examination is still in progress.

Note 15.    Commitments and Contingencies

Leases

VeriSign leases a portion of its facilities under operating leases that extend through 2014 and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2006 are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2007	$30,727	$(314)	$30,413
2008	25,065	(140)	24,925
2009	19,561	(11)	19,550
2010	16,901	(11)	16,890
2011	10,171	(4)	10,167
Thereafter	5,463	—	5,463

Total	$107,888	$(480)	$107,408

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans.

Net rental expense under operating leases was $29.2 million in 2006, $20.7 million in 2005 and $16.3 million in 2004. VeriSign has subleased offices to various companies under non-cancelable operating leases. VeriSign received payments of $616,000 in 2006, $3.6 million in 2005 and $4.3 million in 2004.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by VeriSign under certain purchase obligations and the contractual agreement with ICANN:

	Purchase Obligations	ICANN Agreement
2007	$73,611	$7,000
2008	23,466	10,000
2009	1,564	12,000
2010	767	12,000
2011	250	12,000
Thereafter	250	11,000

Total minimum payments	$99,908	$64,000

VeriSign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations for 2007 are a $33.0 million contract for the construction of our new data facility in Delaware, which is expected to be completed in 2007, and $25.5 million with various telecommunication providers.

In 2006, the Company entered into a contractual agreement with Internet Corporation for Assigned Names and Numbers (“ICANN”) to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. The new agreement introduced a fixed, registry level fee that VeriSign would have to pay to ICANN beginning in 2007. Beginning in 2009, the agreement provides for contingent payments upon meeting certain volume criteria that could amount to $20.5 million through the end of the contract.

Legal Proceedings

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of the ‘584 patent and the Court has dismissed with prejudice all claims of infringement of the ‘584 patent. In its ruling on the claim construction issues, the Court found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Thus,

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

only claim 23 of the ‘737 patent remains in the case. The Court granted the defendants’ motion to strike certain of the Plaintiff’s assertions of infringement, including all charges of infringement under the so-called “doctrine of equivalents.” The Court recently granted the defendants’ motion for summary judgment of no inducement and no contributory infringement. Fact and expert witness discovery are completed. On September 29, 2006, VeriSign filed a Motion for Summary Judgment on Non-Infringement. On October 20, 2006, VeriSign filed a Motion for Summary Judgment on Invalidity. On November 1, 2006, NetMoneyIN filed a Motion for Summary Judgment on Infringement. On July 9, 2007, the Court is scheduled to hear oral argument on the pending motions for summary judgment. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

Beginning in May of 2002, several class action complaints were filed against VeriSign and certain of its current and former officers and directors in the United States District Court for the Northern District of California. These actions were consolidated under the heading In re VeriSign, Inc. Securities Litigation, Case No. C-02-2270 JW (HRL), on July 26, 2002. The consolidated action seeks unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on behalf of a class of persons who purchased VeriSign stock from January 25, 2001 through April 25, 2002. An amended consolidated complaint was filed on November 8, 2002. On April 14, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the amended and consolidated complaint. On May 5, 2004, plaintiffs filed a second amended complaint that was substantially identical to the amended consolidated complaint except that it purported to add a claim under Sections 11 and 15 of the Securities Act of 1933 on behalf of a subclass of persons who acquired shares of VeriSign pursuant to the registration statement and prospectus filed October 10, 2001 and amended October 26, 2001 for the acquisition of Illuminet Holdings, Inc. by VeriSign. Plaintiffs’ second amended class action complaint was dismissed by the court on November 2, 2005 for failure to adequately plead loss causation. Plaintiffs were given leave to file an amended complaint. Plaintiffs filed a third amended class action Complaint on December 22, 2005. Defendants filed a motion to dismiss the third amended complaint. On April 6, 2006, that motion was granted in part and denied in part. Plaintiffs filed a fourth amended complaint on May 12, 2006. Plaintiffs’ request for reconsideration of the April 6, 2006 order was granted on June 5, 2006. Plaintiffs filed a fifth amended complaint on June 30, 2006. VeriSign moved to dismiss the fifth amended complaint. Parallel derivative actions have also been filed against certain of VeriSign’s current and former officers and directors in state courts in California and Delaware. VeriSign is named as a nominal defendant in these actions. Several of these derivative actions were filed in Santa Clara County Superior Court of California and these actions have since been consolidated under the heading In re VeriSign, Inc. Derivative Litigation, Case No. CV 807719.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

DECEMBER 31, 2006, 2005 AND 2004

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

On February 24, 2006, GEMA, the German music authors collecting society, submitted an application to the Schiedsstelle, an arbitration board responsible for copyright matters at the German Patent and Copyright Office, requesting arbitration of GEMA’s claim for alleged underpaid royalties in connection with Jamba GmbH’s sale of ringtones as downloadable content for mobile phones. Jamba is a wholly owned subsidiary of VeriSign, Inc. Jamba pays royalties to GEMA on a “per download” basis for ringtones. GEMA claims that Jamba should also pay royalties for all GEMA-represented ringtones made available to Jamba customers, regardless of whether or not the content represented by GEMA has been downloaded by a Jamba customer. On April 11, 2006, the Schiedsstelle notified Jamba! that it will conduct an arbitration of GEMA’s claim. Jamba submitted a response to GEMA’s application on May 22, 2006. GEMA submitted an answer to Jamba’s response on August 6, 2006. Jamba submitted a reply to GEMA’s answer on or about October 23, 2006. Arbitration has not yet been scheduled. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

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

Indemnification

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer, or business partner, applicable, against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. To date, VeriSign has not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. VeriSign has not recorded any liabilities for these indemnification agreements at December 31, 2006 or 2005.

At the Company’s discretion and in the ordinary course of business, VeriSign subcontracts the performance of certain services. VeriSign enters into indemnification agreements that indemnify customers against certain losses caused by the Company’s employees and subcontractors. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. The Company maintains insurance policies that may enable VeriSign to recover a portion of any such claim. VeriSign has not recorded any liabilities for these indemnification agreements at December 31, 2006 or 2005.

Note 16.    Segment Information

Description of Segments

VeriSign operates its business in two reportable segments: the Internet Services Group and the Communications Services Group.

VeriSign is currently organized into two reportable service-based segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Security Services business and the Information Services business. The Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The Information Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names, and also provides other value added services, including intelligent supply chain services, real-time

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

publisher services and digital brand management services. The Communications Services Group provides communications services, such as connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, mobile commerce, self-care and analytics services; and content services, such as digital content and messaging services.

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

The accounting policies used to derive reportable segment results are generally the same as those described in Note 1.

The following table reflects the results of VeriSign’s reportable segments:

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Consolidated Revenues
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Year ended December 31, 2006:
Revenues	$758,763	$816,486	$—	$1,575,249
Cost of revenues	162,228	368,576	49,935	580,739

Gross margin	$596,535	$447,910	$(49,935)	$994,510

Gross margin %	79%	55%		63%
Year ended December 31, 2005:
Revenues	$633,784	$978,790	$—	$1,612,574
Cost of revenues	131,589	344,322	36,632	512,543

Gross margin	$502,195	$634,468	$(36,632)	$1,100,031

Gross margin %	79%	65%		68%
Year ended December 31, 2004:
Revenues	$515,999	$604,596	$—	$1,120,595
Cost of revenues	117,094	292,483	28,295	437,872

Gross margin	$398,905	$312,113	$(28,295)	$682,723

Gross margin %	77%	52%		61%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

Geographic Information

The following table shows a comparison of revenues by geographic region for each year presented:

	Year Ended December 31,
	2006	2005	2004
	As Restated	As Restated	As Restated
	(In thousands)
Americas:
United States	$1,104,594	$1,012,448	$796,124
Other (1)	40,119	25,214	19,734

Total Americas	1,144,713	1,037,662	815,858

EMEA (2)	312,886	476,305	239,598

APAC (3)	117,650	98,607	65,139

Total revenues	$1,575,249	$1,612,574	$1,120,595

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

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

The following table shows a comparison of property and equipment, net of accumulated depreciation by geographic region for each year:

	December 31,
	2006	2005
		As Restated
	(In thousands)
Americas:
United States	$575,321	$534,648
Other	1,599	670

Total Americas	576,920	535,318

EMEA	11,780	8,389

APAC	16,592	14,565

Property and equipment, net	$605,292	$558,272

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

No customer accounted for 10% or more of consolidated revenues or accounts receivable in 2006, 2005 or 2004.

Note 17.    Equity Investments

The following table shows a comparison of revenue recognized from customers in which VeriSign holds an equity investment, including International Affiliates:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Network Solutions	$—	$39,725	$43,548
Equity Investments	509	—	385
International Affiliates	2,983	9,338	7,752

Total revenues recognized from customers in which VeriSign holds an equity investment	$3,492	$49,063	$51,685

As of December 31, 2006, VeriSign no longer has an investment in Network Solutions. VeriSign had $1.5 million and $0.7 million of trade receivables from Network Solutions at December 31, 2005 and 2004, respectively. VeriSign had $4.7 million, $10.7 million and $9.2 million in trade receivables from International Affiliates at December 31, 2006, 2005 and 2004, respectively.

Note 18.    Other Income

The following table presents the components of other income, net for periods presented:

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
	(In thousands)
Interest income	$27,537	$30,041	$18,325
Interest Expense	(7,838)	—	—
Net gain (loss) on sale of investments, net of impairments	21,258	11,310	(10,131)
Gain on sale of VeriSign Japan stock	—	—	74,925
Other, net	2,783	9,860	401

Total other income, net	$43,740	$51,211	$83,520

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Interest income is derived principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived principally from interest payments for VeriSign’s outstanding balance from its credit facility. During 2006, VeriSign recorded a $21.7 million gain on the sale of the remaining equity stake in Network Solutions. During 2005, VeriSign recognized a gain of $8.2 million on the sale of an equity investment that was previously impaired. During 2004, VeriSign sold 18,000 ordinary shares of its Tokyo-based, majority owned consolidated subsidiary, VeriSign Japan K.K., representing a gain of approximately $74.9 million related to the sale. Other, net primarily consists of foreign exchange rate gains and losses and in 2005 it includes approximately $6.0 million of other income related to a litigation settlement with a telecommunication carrier.

Note 19.    Subsequent Events

In January 2007, VeriSign initiated a restructuring plan to execute a company-wide reorganization replacing the previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, disposals of property and equipment, and other charges. In the first quarter of 2007, VeriSign recorded approximately $26.9 million in restructuring charges.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006, 2005 AND 2004

As of January 2007, the Company suspended the purchase of shares under its Purchase Plan because it was not current in its financial reporting under applicable regulations of the SEC. The Company refunded payroll withholdings from employees in February 2007 for the offering period ended January 31, 2007. As of the date of this report, no further payroll withholdings were made in 2007.

On January 31, 2007, VeriSign finalized two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other is based in the United States. VeriSign contributed its wholly-owned subsidiary Jamba to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S.-based joint venture. Fox paid VeriSign approximately $192.4 million in cash for its contribution of the Jamba subsidiary and VeriSign paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets.

In the first quarter of 2007, VeriSign decided to sell our wholly-owned Jamba Services GmbH subsidiary. In accordance with SFAS No. 144, the associated assets and liabilities of Jamba Services GmbH will be classified as held for sale and its operations will be reported as discontinued operations in the first quarter of 2007.

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

As of the date of the filing of this report, VeriSign was not in compliance with certain covenants under its Credit Agreement related to the Facility that requires the Company to deliver specified financial statements, compliance certificates and certain other documents to its Lenders. The required Lenders under the Facility have waived VeriSign’s compliance with these requirements through July 13, 2007. The outstanding balance of $199 million was paid in full on February 28, 2007.

On July 10, 2007, Dana Evan, our then-current Executive Vice President, Finance and Administration and Chief Financial Officer resigned from her position with VeriSign.

On July 5, 2007 and July 12, 2007, the Board of Directors appointed Albert E. Clement as Chief Accounting Officer and Executive Vice President, Finance and Chief Financial Officer, respectively of the Company.

As required under Item 15—Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.24	Employment Offer Letter between the Registrant and Rodney A. McCowan dated October 4, 2006

10.25	Employment Offer Letter between the Registrant and John M. Donovan dated November 20, 2006

10.26	2006 .com Registry Agreement between VeriSign and ICANN

10.27	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between the Registrant and U.S. Department of Commerce

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.02	Certification of Executive Vice President of Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

32.02	Certification of Executive Vice President of Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.