Form 10-Q
period 2007-03-31
VERISIGN INC/CA
filed 2007-07-16
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding June 29, 2007
Common stock, $.001 par value	243,838,287

EXPLANATORY NOTE

In our 2006 Annual Report on Form 10-K, we restated the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we restated the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2006.

Annual reports on Form 10-K and Quarterly Reports on Form 10-Q, filed on or before May 10, 2006, affected by the restatements have not been amended and should not be relied upon, and are superseded in their entirety by our 2006 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q filed on July 12, 2007.

This Quarterly Report on Form 10-Q should be read in conjunction with our 2006 Annual Report on Form 10-K, as well as any Current Reports filed on Form 8-K.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$523,024	$478,749
Short-term investments	147,929	198,656
Accounts receivable, net of allowance for doubtful accounts of $6,110 and $8,083 at March 31, 2007 and December 31, 2006, respectively	219,562	319,305
Prepaid expenses and other current assets	96,536	217,196
Deferred tax assets	80,621	84,318
Current assets of discontinued operations	30,761	34,356

Total current assets	1,098,433	1,332,580

Property and equipment, net	581,346	605,292
Goodwill	1,262,351	1,449,493
Other intangible assets, net	276,766	333,430
Restricted cash	48,976	49,437
Long-term deferred tax assets	209,534	177,805
Other assets, net	37,210	25,214
Investments in unconsolidated entities	103,751	—
Long-term assets of discontinued operations	7,055	1,217

Total long-term assets	2,526,989	2,641,888

Total assets	$3,625,422	$3,974,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$301,711	$675,105
Accrued restructuring costs	15,361	3,818
Deferred revenue	485,058	448,413
Short-term debt	—	199,000
Deferred tax liabilities	1,106	1,414
Current liabilities of discontinued operations	30,685	31,743

Total current liabilities	833,921	1,359,493

Long-term deferred revenue	171,062	159,439
Long-term accrued restructuring costs	440	937
Long-term tax liability	44,106	—
Other long-term liabilities	14,754	5,175
Long-term deferred tax liabilities	12,972	24,815
Long-term liabilities of discontinued operations	—	34

Total long-term liabilities	243,334	190,400

Total liabilities	1,077,255	1,549,893

Minority interest in subsidiaries	49,150	47,716
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—par value $.001 per share
Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 243,860,598 and 243,844,122 (excluding 35,471,662 shares held in treasury at March 31, 2007 and December 31, 2006)	244	244
Additional paid-in capital	23,333,652	23,314,511
Accumulated deficit	(20,829,745)	(20,929,498)
Accumulated other comprehensive loss	(5,134)	(8,398)

Total stockholders’ equity	2,499,017	2,376,859

Total liabilities and stockholders’ equity	$3,625,422	$3,974,468

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
		(As Restated) (1)
Revenues	$373,049	$370,109

Costs and expenses:
Cost of revenues	150,640	136,967
Sales and marketing	78,950	90,550
Research and development	45,162	28,259
General and administrative	51,589	60,515
Restructuring, impairments and other charges	27,012	3,409
Amortization of other intangible assets	31,787	28,000
Acquired in-process research and development	—	10,900

Total costs and expenses	385,140	358,600

Operating (loss) income	(12,091)	11,509
Other income, net	81,387	28,721

Income from continuing operations before income taxes, earnings from unconsolidated entities and minority interest	69,296	40,230
Income tax expense	(8,762)	(24,215)
Earnings from unconsolidated entities, net of tax	448	—
Minority interest, net of tax	(569)	(647)

Net income from continuing operations	60,413	15,368
Net income from discontinued operations, net of tax	1,340	1,118

Net income	$61,753	$16,486

Basic net income per share from:
Continuing operations	$0.24	$0.06
Discontinued operations	0.01	0.01

Net income	$0.25	$0.07

Diluted net income per share from:
Continuing operations	$0.24	$0.06
Discontinued operations	0.01	0.01

Net income	$0.25	$0.07

Shares used in per share computation:
Basic	243,852	245,603

Diluted	248,357	248,083

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
		(As Restated) (1)
Cash flows from operating activities:
Net income	$61,753	$16,486
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on divestiture of majority stake in Jamba	(74,999)	—
Depreciation of property and equipment	28,176	24,611
Amortization of other intangible assets	31,787	28,000
Acquired in-process research and development	—	10,900
Provision for doubtful accounts	(1,156)	650
Stock-based compensation and other	16,725	17,094
Restructuring, impairments and other charges	27,012	3,409
Net gain on sale of investments	(829)	(21,274)
Earnings from unconsolidated entities, net of tax	(448)	—
Minority interest, net of tax	569	647
Deferred income taxes	5,123	1,115
Changes in operating assets and liabilities:
Accounts receivable	(45,859)	16,216
Prepaid expenses and other current assets	75,746	(2,710)
Accounts payable and accrued liabilities	(127,657)	2,475
Deferred revenue	48,034	40,508

Net cash provided by operating activities	43,977	138,127

Cash flows from investing activities:
Purchases of investments	(135,882)	(38,187)
Proceeds from maturities and sales of investments	191,912	85,607
Purchases of property and equipment	(15,125)	(66,797)
Cash paid in business combinations, net of cash acquired	—	(166,458)
Proceeds received on divestiture of majority stake in Jamba, net of cash contributed	152,643	—
Net proceeds received on long-term note receivable	—	47,786
Other assets	1,138	(827)

Net cash provided by (used in) investing activities	194,686	(138,876)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	—	29,564
Change in net assets of subsidiary and other	7	538
Repurchase of common stock	—	(75,000)
Repayment of debt	(199,000)	(1,077)

Net cash used in financing activities	(198,993)	(45,975)

Effect of exchange rate changes on cash and cash equivalents	791	562

Net increase (decrease) in cash and cash equivalents	40,461	(46,162)
Cash and cash equivalents at beginning of period	501,784	478,660

Cash and cash equivalents at end of period	542,245	432,498
Cash and cash equivalents of discontinued operations at end of period	(19,221)	(1,248)

Cash and cash equivalents of continuing operations at end of period	$523,024	$431,250

Cash flows from discontinued operations:
Net cash used in operating activities	$(150)	$(631)

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds received	$6,524	$6,955

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (the Company) in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in VeriSign’s fiscal 2006 Annual Report on Form 10-K filed with the SEC (the “2006 Form 10-K”) on July 12, 2007.

In the first quarter of 2007, VeriSign decided to sell its wholly owned JAMBA Service GmbH subsidiary (“Jamba Service”). The associated assets and liabilities of Jamba Service have been classified as held for sale and its operations have been reported in net income from discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” In November 2005, VeriSign sold its payment gateway business. Accordingly, the Condensed Consolidated Financial Statements have been reclassified for all periods presented to reflect its payment gateway business as discontinued operations in accordance with SFAS 144. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Critical Accounting Policies and Use of Estimates

VeriSign has made no material changes to its critical accounting policies, which are included in its 2006 Form 10-K.

The Company adopted FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The impact on adoption of FIN 48 is more fully described in note 14.

Note 2. Restatement of Condensed Consolidated Financial Statements

In this Form 10-Q, VeriSign is restating its Condensed Consolidated Statement of Income and the related Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006.

In its 2006 Form 10-K, VeriSign restated its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004, as a result of an independent stock option investigation commenced under the direction of an ad hoc group of the Company’s independent directors who had not served on the Compensation Committee before 2005 (“Ad Hoc Group”). In total, the restatement resulted in additional stock-based compensation and related payroll tax expenses, net of income taxes, of $165.5 million recorded in fiscal years 1998 to 2005 and $1.5 million in the first quarter of 2006. In addition, the Company restated its unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim period ended March 31, 2006.

As part of the restatement, the Company also made other adjustments to previously stated Condensed Consolidated Financial Statements to the first quarter of 2006. The other adjustments resulted in a decrease in net income of approximately $1.8 million during the three months ended March 31, 2006.

The following table presents the impact of the financial statement adjustments and the reclassification for discontinued operations on the Company’s previously reported Condensed Consolidated Statement of Income:

	Three Months Ended
	March 31, 2006
	As Previously Reported	Adjustments		Reclassifications	As Restated
	(in thousands, except per share amounts)
Revenues	$373,604	$(786	) (A)	$(2,709)	$370,109

Costs and expenses:
Cost of revenues	138,912	122		(2,067)	136,967
Sales and marketing	90,387	423		(260)	90,550
Research and development	28,033	247		(21)	28,259
General and administrative	58,493	2,022		—	60,515
Restructuring, impairments and other charges	3,409	—		—	3,409
Amortization of other intangible assets	28,000	—		—	28,000
Acquired in-process research and development	10,900	—		—	10,900

Total costs and expenses	358,134	2,814	(B)	(2,348)	358,600

Operating income	15,470	(3,600)		(361)	11,509
Non-operating income:
Other income, net	28,797	79	(C)	(155)	28,721

Income from continuing operations before income taxes, earnings from unconsolidated entities and minority interest	44,267	(3,521)		(516)	40,230
Income tax expense	(24,627)	205		207	(24,215)
Minority interest	(647)	—		—	(647)

Net income from continuing operations	18,993	(3,316)		(309)	15,368
Net income from discontinued operations	778	31	(D)	309	1,118

Net income	$19,771	$(3,285)		$—	$16,486

Basic net income per share from:
Continuing operations	$0.08	$(0.02)		$—	$0.06
Discontinued operations	—	0.01		—	0.01

Net income	$0.08	$(0.01)		$—	$0.07

Diluted net income per share from:
Continuing operations	$0.08	$(0.02)		$—	$0.06
Discontinued operations	—	0.01		—	0.01

Net income	$0.08	$(0.01)		$—	$0.07

Shares used in per share computation:
Basic	245,603	—		—	245,603

Diluted	248,905	(822)		—	248,083

(A)	Recognition of previously unrecognized revenue relating to the Company’s Jamba business in EMEA and correction of $1.1 million of revenue to reverse billed services that were not delivered under contractual terms.
(B)	Includes $1.9 million of additional stock-based compensation expense as a result of the restatement and a charge of $1.2 million to correct an accounting error related to software maintenance amortization.
(C)	Primarily due to a foreign exchange gain that resulted from revenue adjustments to the Company’s Jamba business in EMEA.
(D)	Additional stock-based compensation expense relating to the Company’s stock option investigation allocated to discontinued operations.

The following table presents the impact of the financial statement adjustments and the reclassification for discontinued operations on the Company’s previously reported Condensed Consolidated Statement of Cash Flows:

	Three Months Ended
	March 31, 2006
	As Previously Reported	Adjustments	As Restated
		(in thousands)
Cash flows from operating activities:
Net income	$19,771	$(3,285)	$16,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	24,444	167	24,611
Amortization of other intangible assets	28,000	—	28,000
Acquired in-process research and development	10,900	—	10,900
Provision for doubtful accounts	(650)	1,300	650
Stock-based compensation and other	15,146	1,948	17,094
Restructuring, impairments and other charges	1,966	1,443	3,409
Net gain on sale of investments	(21,274)	—	(21,274)
Minority interest	647	—	647
Deferred income taxes	(3,298)	4,413	1,115
Changes in operating assets and liabilities:
Accounts receivable	17,525	(1,309)	16,216
Prepaid expenses and other current assets	(2,930)	220	(2,710)
Accounts payable and accrued liabilities	(38,127)	40,602	2,475
Deferred revenue	41,601	(1,093)	40,508

Net cash provided by operating activities	93,721	44,406	138,127

Cash flows from investing activities:
Purchases of investments	(38,353)	166	(38,187)
Proceeds from maturities and sales of investments	86,054	(447)	85,607
Purchases of property and equipment	(26,813)	(39,984)	(66,797)
Cash paid in business combinations, net of cash acquired	(166,458)	—	(166,458)
Net proceeds received on long-term note receivable	47,786	—	47,786
Other assets	—	(827)	(827)

Net cash used in investing activities	(97,784)	(41,092)	(138,876)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	29,926	(362)	29,564
Change in net assets of subsidiary	(494)	1,032	538
Repurchase of common stock	(75,000)	—	(75,000)
Excess tax benefits from stock-based compensation	5,840	(5,840)	—
Repayment of debt	(824)	(253)	(1,077)

Net cash used in financing activities	(40,552)	(5,423)	(45,975)

Effect of exchange rate changes on cash and cash equivalents	287	275	562

Net decrease in cash and cash equivalents	(44,328)	(1,834)	(46,162)
Cash and cash equivalents at beginning of period	476,826	1,834	478,660

Cash and cash equivalents at end of period	432,498	—	432,498
Cash and cash equivalents of discontinued operations at end of period	(1,248)	—	(1,248)

Cash and cash equivalents of continuing operations at end of period	$431,250	$—	$431,250

Cash flows from discontinued operations:
Net cash used in operating activities	$(586)	(45)	$(631)

Note 3. Stock-Based Compensation

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2007	2006
		(As Restated) (1)
Stock-based compensation:
Cost of revenue	$3,418	$3,899
Sales and marketing	5,003	3,499
Research and development	3,050	2,246
General and administrative	5,159	6,894

Total stock-based compensation	16,630	16,538
Tax benefit associated with stock-based compensation expense	3,936	4,270

Net effect of stock-based compensation expense on net income	$12,694	$12,268

Net effect of stock-based compensation expense on net income per share:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and 1998 Employee Stock Purchase Plan (“Purchase Plan”) options. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The following table sets forth the weighted average assumptions used to estimate the fair value of the stock options and Purchase Plan options:

	Three Months Ended March 31,
	2007	2006
Stock options:
Volatility	34%	37%
Risk-free interest rate	4.67%	4.61%
Expected term	3.0 years	3.06 years
Dividend yield	zero	zero
Employee Stock Purchase Plan options:
Volatility	n/a	39%
Risk-free interest rate	n/a	4.44%
Expected term	n/a	1.25 years
Dividend yield	n/a	zero

Employee Stock Purchase Plan

As a result of the independent review of the Company’s historical stock option granting practices and due to not being current in its SEC filings, the Company was precluded from selling shares under its Purchase Plan during the three months ended March 31, 2007. The Company terminated the six-month purchase period ended January 31, 2007 under its Purchase Plan and no shares were issued. In February 2007, the Company refunded

Purchase Plan contributions totaling approximately $11.6 million. The Company has suspended its employee payroll withholdings for the purchase of its common stock under the Purchase Plan from February 1, 2007 to the date of the filing of this report.

Note 4. Joint Ventures

On January 31, 2007, VeriSign finalized two joint venture agreements with Fox Entertainment ("Fox"), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other, US Mobile Holdings LLC, is based in the United States. VeriSign contributed 51% of its stake in wholly owned subsidiary Jamba’s business to consumer business to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S.-based joint venture. Fox paid VeriSign approximately $192.4 million in cash for the divestiture of 51% of its stake in Jamba and VeriSign paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. The Company recognized a gain of approximately $75.0 million upon the divestiture of majority stake in Jamba and recorded its interests in the joint ventures as investments in unconsolidated entities as of March 31, 2007. The Company’s condensed consolidated financial statements for the three months ended March 31, 2007 includes one month of Jamba’s consolidated activity.

In connection with the joint ventures, VeriSign and Fox entered into various put and call agreements. Under the put and call agreements, VeriSign has the option (“the put”) to sell all of its interests in the joint ventures to Fox at particular times within five years of the date of the agreements at prices determined pursuant to the terms of the put and call agreements. Fox has the option (“the call”) to purchase all of VeriSign’s interests in the joint ventures at particular times within five years of the date of the agreements at a price determined pursuant to the put and call agreements. The Company calculated the fair value of its written call options to be $10.9 million using the Black-Scholes option pricing model. The Company has recorded the fair value of the call options as a long-term liability, and will continue to mark-to-market the calls at each reporting period.

Note 5. Discontinued Operations

In the first quarter of 2007, VeriSign decided to sell Jamba Service, a subsidiary which was not divested with Jamba in connection with the joint ventures. The Company is actively marketing Jamba Service, and currently expects to consummate the sale of this business in the third quarter of 2007. The associated assets and liabilities of Jamba Service have been classified as discontinued operations and its operations reported in net income from discontinued operations for all periods presented in accordance with SFAS 144. Jamba Service is part of the Communications Services Group segment.

On November 18, 2005, the Company completed the sale of certain assets related to its payment gateway business pursuant to an Asset Purchase Agreement, dated October 10, 2005 (the “Agreement”), among PayPal, Inc., PayPal International Limited (collectively, “PayPal”), a wholly owned subsidiary of eBay Inc. Under the Agreement, PayPal acquired certain assets related to VeriSign’s payment gateway business and assumed certain liabilities related thereto for $370 million in cash. The payment gateway business was part of the Internet Services Group segment. The Company determined that the disposed payment gateway business should be accounted for as discontinued operation in accordance with SFAS 144. Consequently, the results of operations of the payment gateway business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented as discontinued operations.

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

The following table represents revenues from the held-for-sale Jamba Service subsidiary and the disposed payment gateway businesses and the components of earnings from the discontinued operations:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Revenues	$4,397	$2,660

Income from discontinued operations before income taxes	2,110	1,325
Income tax expense	(770)	(207)

Net income from discontinued operations	$1,340	$1,118

The following table presents the carrying amounts of major classes of assets and liabilities relating to Jamba Service and the payment gateway businesses at March 31, 2007 and December 31, 2006 respectively:

	March 31, 2007	December 31, 2006
	(In thousands)
Assets:
Cash and cash equivalents	$19,221	$23,036
Accounts receivable, net	9,209	11,254
Prepaid expenses and other current assets	40	66
Deferred tax assets	2,291	—

Current assets of discontinued operations	30,761	34,356
Long-term assets of discontinued operations	7,055	1,217

Total assets of discontinued operations	$37,816	$35,573

Liabilities:
Accounts payable and accrued liabilities	$24,720	$24,995
Deferred revenue	5,965	6,533
Deferred tax liabilities	—	215

Current liabilities of discontinued operations	30,685	31,743
Long-term liabilities of discontinued operations	—	34

Total liabilities of discontinued operations	$30,685	$31,777

Note 6. Restructuring, Impairments and Other Charges

The following table presents the restructuring, impairments and other charges:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
2007 restructuring plan charges	$24,681	$—
2002 and 2003 restructuring plan charges	94	1,460

Total restructuring charges	24,775	1,460
Impairments and other charges	2,237	1,949

Total restructuring, impairments and other charges	$27,012	$3,409

2007 Restructuring Plan

In January 2007, VeriSign initiated a restructuring plan to execute a company-wide reorganization replacing the previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, and other exit costs. To date, VeriSign has recorded $24.7 million in restructuring charges under its 2007 restructuring plan.

Workforce reduction: VeriSign recorded restructuring charges related to workforce reduction in accordance with SFAS No. 112 (“SFAS 112”), Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43 since benefits were provided pursuant to a severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these restructuring charges has met the four requirements of SFAS 112 which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. The 2007 restructuring plan resulted in a workforce reduction of approximately 350 employees across both segments starting in the first quarter of 2007 followed by the next four quarters. All severance related charges will be paid by the end of the first quarter of 2008.

Excess facilities: Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies requires the Company to periodically review each lease and change its estimates on a prospective basis, as necessary. VeriSign recorded additional charges for excess facilities located primarily in the United States and Europe that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs.

Other exit costs: VeriSign recorded other exit costs primarily relating to the realignment of its organization.

Consolidated restructuring charges associated with the 2007 restructuring plan are as follows:

Three Months Ended March 31, 2007
(In thousands)
Workforce reduction	$22,115
Excess facilities	1,060
Other exit costs	1,506

Total restructuring charges	$24,681

Approximately $2.3 million of the workforce reduction charges related to stock compensation for certain severed employees.

At March 31, 2007, the accrued restructuring costs associated with the 2007 restructuring plan were $12.3 million and consisted of the following:

	Restructuring Charges	Cash Payments	Non-cash Write-offs	Accrued Restructuring Costs at March 31, 2007
	(In thousands)
Workforce reduction	$22,115	$(9,211)	$(2,297)	$10,607
Excess facilities	1,060	(197)	—	863
Other exit costs	1,506	(705)	—	801

Total accrued restructuring costs	$24,681	$(10,113)	$(2,297)	$12,271

Included in current portion of accrued restructuring costs				$12,058

Included in long-term portion of accrued restructuring costs				$213

Cash payments totaling approximately $4.3 million related to the abandonment of excess facilities under the 2007 restructuring plan will be paid over the respective lease terms, the longest of which extends through 2011. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2007 (remaining 9 months)	$582	$—	$582
2008	812	(741)	71
2009	791	(726)	65
2010	781	(711)	70
2011	771	(696)	75

	$3,737	$(2,874)	$863

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

To date, VeriSign has recorded $161.1 million in restructuring charges under its 2003 and 2002 restructuring plans.

Consolidated net restructuring charges associated with the 2002 and 2003 restructuring plans are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Workforce reduction	$—	$(108)
Excess facilities	94	1,580
Exit costs	—	(12)

Total restructuring charges	$94	$1,460

At March 31, 2007, the accrued restructuring costs associated with the 2003 and 2002 restructuring plans were approximately $3.5 million and consisted of the following:

	Accrued Restructuring Costs at December 31, 2006	Reversals and Adjustments to Restructuring Charges	Cash Payments	Accrued Restructuring Costs at March 31, 2007
	(In thousands)
Excess facilities	$4,613	$94	$(1,319)	$3,388
Exit costs	142	—	—	142

Total accrued restructuring costs	$4,755	$94	$(1,319)	$3,530

Included in current portion of accrued restructuring costs	$3,818			$3,303

Included in long-term portion of accrued restructuring costs	$937			$227

Cash payments totaling approximately $3.4 million related to the abandonment of excess facilities under both restructuring plans will be paid over the respective lease terms, the longest of which extends through 2008. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2007 (remaining 9 months)	$2,508	$(27)	$2,481
2008	907	—	907

	$3,415	$(27)	$3,388

Impairments and Other Charges

The following table presents the impairments and other charges:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Impairment of other intangible assets	$—	$1,950
Other charges	2,237	(1)

Total impairments and other charges	$2,237	$1,949

Impairment of other intangible assets

During the three months ended March 31, 2006, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer. There were no impairments of other intangible assets during the three months ended March 31, 2007.

Other Charges

Other charges comprised of excess and obsolete property and equipment that were, disposed of or abandoned. During the three months ended March 31, 2007, VeriSign recorded a charge of approximately $2.2 million for excess and obsolete property and equipment.

Note 7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the three months ended March 31, 2007:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
Balance at December 31, 2006	$415,792	$1,033,701	$1,449,493
Adjustment for divestiture of Jamba and discontinued operations of Jamba Services	—	(187,249)	(187,249)
Other adjustments	312	(205)	107

Balance at March 31, 2007	$416,104	$846,247	$1,262,351

VeriSign’s other intangible assets are comprised of:

	As of March 31, 2007
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$459,303	$(346,784)	$112,519
Technology in place	236,251	(145,710)	90,541
Carrier relationships	36,300	(4,754)	31,546
Non-compete agreement	34,498	(11,970)	22,528
Trade name	16,644	(5,224)	11,420
Other	11,040	(2,828)	8,212

Total other intangible assets	$794,036	$(517,270)	$276,766

	As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
	(In thousands)
Customer relationships	$459,088	$(331,279)	$127,809
Technology in place	237,238	(138,866)	98,372
Carrier relationships	64,000	(15,345)	48,655
Non-compete agreement	40,196	(13,785)	26,411
Trade name	34,557	(11,480)	23,077
Other	11,250	(2,144)	9,106

Total other intangible assets	$846,329	$(512,899)	$333,430

Fully amortized other intangible assets are not included in the above tables. For the three months ended March 31, 2007 and 2006, amortization of other intangible assets was $31.8 million and $28.0 million, respectively. During the three months ended March 31, 2007, $25.6 million of the intangible assets decreased due to the divestiture of majority stake in Jamba as a result of the joint ventures with Fox.

Estimated future amortization expense related to other intangible assets at March 31, 2007 is as follows:

(In thousands)
2007 (remaining 9 months)	$85,459
2008	55,095
2009	46,511
2010	34,685
2011	23,139
Thereafter	31,877

$276,766

Note 8. Other Balance Sheet Items

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2007	December 31, 2006

	(In thousands)
Prepaid expenses	$31,011	$73,375
Other current assets	65,525	63,821
Securities litigation receivable	—	80,000

Prepaid expenses and other current assets	$96,536	$217,196

Prepaid expenses as of March 31, 2007 excludes Jamba’s prepaid expenses due to the divestiture of a majority stake in Jamba in January 2007 as a result of the joint ventures with Fox. The Company had recorded an $80.0 million receivable to account for the settlement of the Securities Litigation and Derivative Litigation as of December 31, 2006. Under the terms of the settlement, liability insurers for the Company and its directors and officers paid $80.0 million in settlement of the lawsuits during the three months ended March 31, 2007.

Other Assets, net

Other assets, net, consist of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Long-term note receivable	$15,000	$—
Long-term investments	9,269	11,234
Other	12,941	13,980

Other assets	$37,210	$25,214

Long-term note receivable as of March 31, 2007 included a working capital loan provided under a promissory note to an unconsolidated entity under the joint ventures described in Note 4, “Joint Ventures”, of the Notes to Condensed Consolidated Financial Statements. The promissory note bears an interest rate of 6% per annum and is receivable in December 2011. The promissory note may be optionally prepaid by the borrower at any time before maturity.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006

	(In thousands)
Accounts payable	$34,694	$33,910
Employee compensation	60,121	109,775
Customer deposits	81,907	73,845
Taxes payable and other tax liabilities	30,220	225,727
Other accrued liabilities	94,769	151,848
Securities litigation payable (1)	—	80,000

	$301,711	$675,105

(1)	VeriSign recorded the $80.0 million payable to account for the settlement of the In re VeriSign, Inc. Securities Litigation and In re VeriSign, Inc. Derivative Litigation. Under terms of the settlement, liability insurers for the Company and its directors and officers will pay $80.0 million in settlement of the lawsuits. Under the terms of the settlement, liability insurers for the Company and its directors and officers paid $80.0 million in settlement of the lawsuits during the three months ended March 31, 2007.

Note 9. Comprehensive Income

Comprehensive income consists of net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended March 31,
	2007	2006
		(As Restated) (1)
	(In thousands)
Net income	$61,753	$16,486
Change in unrealized gain on investments, net of tax	1,645	73
Foreign currency translation adjustments	1,619	1,032

Comprehensive income	$65,017	$17,591

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 10. Credit Facility

On June 7, 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. On February 28, 2007, the outstanding loan balance under the Facility of $199 million was repaid. As of March 31, 2007, there were no outstanding borrowings under the Facility. Any borrowings under the Facility will be used for working capital, capital expenditures, permitted acquisitions and repurchases of VeriSign’s common stock and other lawful corporate purposes. The terms of the Credit Agreement and Facility are more fully described in VeriSign’s 2006 Form 10-K.

Note 11. Calculation of Net Income Per Share

Basic net income per share is computed by dividing net income (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to dilutive common equivalent shares, including unvested stock options, unvested restricted stock units, employee stock purchases and warrants using the treasury stock method.

The following table represents the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2007	2006
		(As Restated) (1)
	(In thousands, except per share data)
Net income:
Net income from continuing operations	$60,413	$15,368
Net income from discontinued operations, net of tax	1,340	1,118

Net income	$61,753	$16,486

Weighted-average shares:
Weighted-average common shares outstanding	243,852	245,603
Weighted-average potential common shares outstanding:
Stock options	3,767	2,370
Unvested restricted stock units	436	3
Other	302	107

Shares used to compute diluted net income per share	248,357	248,083

Net income per share:
Basic:
Net income from continuing operations	$0.24	$0.06
Net income from discontinued operations	0.01	0.01

	$0.25	$0.07

Diluted:
Net income from continuing operations	$0.24	$0.06
Net income from discontinued operations	0.01	0.01

	$0.25	$0.07

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period. The following table sets forth the weighted-average stock options outstanding that were excluded from the above calculation because their effect was anti-dilutive and the respective weighted-average exercise prices:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Weighted-average stock options outstanding	18,901	23,787
Weighted-average exercise price	$40.27	$39.67

Note 12. Segment Information

Description of segments

VeriSign operates its business in two reportable segments: the Internet Services Group and the Communications Services Group.

The Internet Services Group consists of the Security Services business and Information Services business. The Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The Information Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names, and also provides other value added services, including intelligent supply chain services, real-time publisher services and digital brand management services. The Communications Services Group provides communications services, such as connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, mobile commerce, self-care and analytics services; and content services, such as digital content and messaging services.

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

The following table reflects the results of VeriSign’s reportable segments:

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended March 31, 2007:
Revenues	$211,635	$161,414	$—	$373,049
Cost of revenues	38,413	95,506	16,721	150,640

Gross margin	$173,222	$65,908	$(16,721)	$222,409

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended March 31, 2006 (As Restated) (1):
Revenues	$175,571	$194,538	$—	$370,109
Cost of revenues	38,340	87,252	11,375	136,967

Gross margin	$137,231	$107,286	$(11,375)	$233,142

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Financial Statements is as follows:

	Three Months Ended March 31,
	2007	2006
		(As Restated) (1)
	(In thousands)
Gross margin from reportable segments	$222,409	$233,142
Operating expenses *	234,500	221,633

Operating (loss) income	(12,091)	11,509
Other income, net	81,387	28,721

Income from continuing operations before income taxes, earnings from unconsolidated entities and minority interest	$69,296	$40,230

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

*	Operating expenses include sales and marketing, research and development, general and administrative, restructuring, impairments and other charges, amortization of other intangible assets and acquired in-process research and development.

Geographic information

The following table presents a comparison of revenues by geographic regions:

	Three Months Ended March 31,
	2007	2006
		(As Restated) (1)
	(In thousands)
Americas:
United States	$297,774	$261,185
Other (2)	10,819	8,915

Total Americas	308,593	270,100
EMEA (3)	40,124	75,075
APAC (4)	24,332	24,934

Total revenues	$373,049	$370,109

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	Canada and Latin America
(3)	Europe, the Middle East and Africa (“EMEA”)
(4)	Australia, Japan and Asia Pacific (“APAC”)

VeriSign primarily operates in the United States, Canada, Latin America, Europe, Japan, Australia, South Africa, and India. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Dulles, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

The following table shows a comparison of property and equipment, net of accumulated depreciation by geographic region:

	March 31, 2007	December 31, 2006
	(In thousands)
Americas:
United States	$559,357	$575,321
Other	1,546	1,599

Total Americas	560,903	576,920
EMEA	4,178	11,780
APAC	16,265	16,592

Property and equipment, net	$581,346	$605,292

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Note 13. Other Income, Net

The following table presents the components of other income, net:

	Three Months Ended March 31,
	2007	2006
		(As Restated) (1)
	(In thousands)
Interest income	$8,577	$7,574
Interest expense	(2,354)	(28)
Net gain on sale of investments	829	21,274
Net gain on divestiture of majority stake in Jamba	74,999	—
Other, net	(664)	(99)

Total other income, net	$81,387	$28,721

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 14. Income Taxes

For the three months ended March 31, 2007 and March 31, 2006, VeriSign recorded income tax expense from continuing operations of $8.8 million and $24.2 million respectively. The decrease in the tax expense is attributed primarily to decreased taxable income and the favorable tax regime in which the majority stake in Jamba was sold during the quarter ended March 31, 2007.

The Company applies a valuation allowance to certain deferred tax assets which management does not believe that it is more likely than not that they will be realized. These deferred assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $9.3 million, an increase in long-term deferred tax assets of $28.7 million, and a decrease in the January 1, 2007 accumulated deficit balance of $38.0 million. At the adoption date of January 1, 2007, the Company had an unrecognized tax benefit for income taxes associated with uncertain tax positions of $87.6 million. Of this amount, $86.2 million would impact the Company’s effective tax rate if recognized.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2007, the Company had $8.4 million of accrued interest and penalties. For the quarter ended March 31, 2007, the Company expensed an additional amount of $1.1 million for interest and penalties related to income tax liabilities through income tax expense.

During the first quarter of 2006, the U.S. Internal Revenue Service commenced its audit of the Company’s U.S. income tax returns for 2004. The Company is also under examination by various state and international taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years, such attributes can be adjusted by the IRS and other taxing authorities until the statute closes on the year in which such attribute was utilized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 15. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157 (“SFAS 157”) “Fair Value Measurements”. The Company is currently evaluating the effect of SFAS 159, and the impact it will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the effect of SFAS 157, and the impact it will have on its financial position and results of operations.

Note 16. Subsequent Events

On July 9, 2007, VeriSign entered into a Consulting and Separation Agreement with Mr. Sclavos in connection with his resignation on May 27, 2007. Pursuant to the terms of the agreement, Mr. Sclavos will provide consulting services to the Company for a one-year period at the rate of $5,000 per month and is prohibited from engaging in certain competitive activities or soliciting customers of the Company during such period. The Company will pay Mr. Sclavos severance of $1,969,380 within twenty-one days of the effective date of the agreement and $1,969,380 on June 15, 2008, subject to his compliance with the terms of the agreement. In the event of a change-in-control of the Company, all severance payments will accelerate and become immediately due and payable.

The Company accelerated all of Mr. Sclavos’ outstanding options to purchase shares of the Company’s common stock and restricted stock units that are scheduled to vest within twenty-four months after Mr. Sclavos’ resignation. Accordingly, vesting for restricted stock units with respect to approximately 156,000 shares of the Company’s common stock and the following stock options were accelerated:

Grant Date	Exercise Price	# of Shares Accelerated
10/29/03	$15.87	86,340
11/1/05	$23.46	192,650
8/1/06	$17.94	400,813

	Total:	679,803

On May 31, 2007, in anticipation of entering into this agreement, the Company paid Mr. Sclavos severance in the amount of $1,031,580 and $115,422 for all unpaid wages and unused paid time off accrued through his resignation date.

The Company will also pay Mr. Sclavos $5,459,430 within twenty-one days of the effective date of the agreement in connection with an option to purchase 300,000 shares of the Company’s common stock that was previously granted to Mr. Sclavos but was erroneously deleted from the Company’s records as more fully described in the Explanatory Note appearing in the 2006 Form 10-K.

On July 10, 2007, Dana L. Evan, the Company’s then-current Executive Vice President, Finance and Administration, and Chief Financial Officer resigned from her positions.

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

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” in Part II, Item 1A.You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on July 12, 2007, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

The following information has been adjusted to reflect the restatement of the our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements”, of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. All restated results included in Item 2 are for three months ended March 31, 2006. The net of tax impact of the restatements on our results of operations amounted to $3.3 million in the first quarter of 2006.

Overview

In January 2007, we announced a new functional business structure that reorganizes the Internet Services Group and the Communications Services Group to deliver an integrated portfolio of products and services through a unified sales and services team across multiple industries. Our two main functional units will be Sales and Consulting Services and Products and Marketing. The Sales and Consulting Services group will combine our multiple sales and consulting functions into one organization, focused on global accounts, strategic partnerships and worldwide channel relationships. The group will be aligned by vertical industry to focus on specialized customer needs and solutions delivery, and will also include our in-market consulting services, Business Development and Global Channels teams. The Products and Marketing group is responsible for the development, marketing, delivery and support of all of our products and solutions to businesses of all sizes. The group includes all facets of product management, product development, marketing and customer support, as well as a new innovation team chartered with looking at longer term product line synergies and emerging market trends.

We operate intelligent infrastructure services that enable and protect billions of interactions every day across the world’s voice and data networks. In 2007, our business consists of two reportable segments: the Internet Services Group and the Communications Services Group.

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

The Communications Services Group provides managed solutions to fixed line, broadband, mobile operators and enterprise customers through our integrated communications, content and commerce platforms. Our communications service offerings include connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, mobile commerce, self care and analytics services; and content services, such as digital content and messaging services.

During the first quarter of 2007, the growth in the Internet Services Group was primarily due to an increase in domain name registrations and renewal rates and an increase in the sale of SSL certificates. The Internet Services Group recorded revenues of $211.6 million during the first quarter, an increase of 21% from the same period last year.

Communications Services Group revenues for the three months ended March 31, 2007, were $161.4 million; down 17% from the same period last year. The decline was primarily related to the divestiture of majority stake in Jamba which recorded revenues of $24.6 million during the three months ended March 31, 2007, a decrease of 67% from the same period last year.

We derive the majority of our revenues and cash flows from a relatively small number of products and services sold primarily in the United States, Europe and Japan. In the Internet Services Group, more than 93% of the revenues during the first quarter of 2007 were derived from the sale of registry services, managed authentication and security services, and web certificates. In the Communications Services Group, approximately 87% of the revenues were derived from the sale of mobile and broadband content services, network connectivity services, intelligent database services and billing and payment services.

Acquisitions and Dispositions

On January 31, 2007, we finalized two joint venture agreements with Fox Entertainment ("Fox"), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and we own a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other is based in the United States. We contributed our Jamba "business to consumer" business to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S.-based joint venture. Fox paid us approximately $192.4 million in cash for our contribution of the Jamba business and we paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. We recognized a gain of approximately $75.0 million upon the divestiture of majority stake in Jamba.

Critical Accounting Policies and Significant Management Estimates

We have made no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, (“SFAS 157”) “Fair Value Measurements”. We are currently evaluating the effect of SFAS 159 and the impact it will have on our financial position and results of operations.

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

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues is presented below.

	Three Months Ended March 31,		% Change
	2007	2006
		(As Restated) (1)
	(Dollars in thousands)
Internet Services Group	211,635	175,571	21%
Communications Services Group	161,414	194,538	(17)%

Total revenues	$373,049	$370,109	1%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Internet Services Group

Internet Services Group revenues increased $36.1 million for the three months ended March 31, 2007, as compared to the same period last year. Our security services revenues increased $10.1 million during the three months ended March 31, 2007, as compared to the same period last year as a result of a higher installed base of digital certificates. Information services revenues increased by $26.0 million in the United States during the three months ended March 31, 2007, as compared to the same period last year as a result of an increase in managed active domain names ending in .com and .net.

The following table compares active domain names ending in .com and .net managed by our information services business and the approximate installed base of Web site digital certificates in our commerce site services business as of March 31, 2007 and 2006:

	March 31,		% Change
	2007	2006
Active domain names ending in .com and .net	69.2 million	54.0 million	28%
Installed base of Web site digital certificates	850,000	508,000	67%

The GeoTrust acquisition in September 2006 increased our installed base of digital certificates by an additional 279,000 units. Excluding the GeoTrust acquisition, the installed base of digital certificates increased by 12% during the three months ended March 31, 2007, compared to the same period last year.

Communications Services Group

Communications Services Group revenues decreased approximately $33.1 million for the three months ended March 31, 2007, respectively, as compared to the same period last year. Revenue from our Jamba business-to-consumer content services decreased $46.3 million during the three months ended March 31, 2007, as compared to the same period last year as a result of the joint ventures with Fox and the related deconsolidation of Jamba in our consolidated financial statements during the quarter.

Communication and Commerce services revenues, which include our network services, intelligent database services, billing and payments services and clearing and settlement services, decreased approximately $14.3 million for the three months ended March 31, 2007, as compared to the same period last year. Network services revenues decreased due to customer direct connects and pricing pressures. Intelligent database services revenues decreased due to pricing pressures and customer consolidations, partially offset by an increase of 8% or 1.2 billion in query volumes. Commerce revenues decreased due to key customer losses for the prepaid and clearing businesses. These declines were partially offset by increases in our mobile content and messaging services revenues and broadband content services revenues of $22.8 million as a result of our business acquisitions over the past twelve months and an increase in the volume of short messaging and multimedia mobile messaging services. Professional and consulting services revenues increased by approximately $13.6 million during the three months ended March 31, 2007, due to the acquisition of inCode Telecom Group, Inc. in November 2006.

The following table shows a comparison of the approximate number of quarterly short messages and multimedia mobile messages:

	Three Months Ended March 31,		% Change
	2007	2006
Short messages and multimedia mobile messages	16.2 billion	7.4 billion	119%

Revenues by Geographic Region

The following tables show a comparison of our revenues by geographic region:

	Three Months Ended March 31,		% Change
	2007	2006
		(As Restated) (1)
	(Dollars in thousands)
Americas:
United States	$297,774	$261,185	14%
Other (2)	10,819	8,915	21%

Total Americas	308,593	270,100	14%
EMEA (3)	40,124	75,075	(47)%
APAC (4)	24,332	24,934	(2)%

Total revenues	$373,049	$370,109	1%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	Canada and Latin America

(3)	Europe, the Middle East and Africa (“EMEA”)
(4)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $38.5 million in the Americas region in the three months ended March 31, 2007, compared to the same period last year, primarily due to our business acquisitions in the communication and security services group over the past twelve months, as well as increased information services revenues in the United States. Revenues in the EMEA region decreased $35.0 million in the three months ended March 31, 2007, compared to the same period last year, due to decrease in content services primarily as a result of the divestiture of majority stake in Jamba during the quarter. APAC revenues decreased $0.6 million during the three months ended March 31, 2007, compared to the same period last year, primarily due to the decrease in affiliate revenues partially offset by an increase in security services revenues in Japan and Australia.

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

A comparison of cost of revenues is presented below:

	Three Months Ended March 31,		% Change
	2007	2006
		(As Restated) (1)
	(Dollars in thousands)
Cost of revenues	$150,640	$136,967	10%
Percentage of revenue	40%	37%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Cost of revenues increased approximately $13.7 million for the three months ended March 31, 2007 as compared to the same period last year. Salary and employee benefits increased $8.8 million for the three months ended March 31, 2007 primarily as a result of an increase in headcount due to our business acquisitions during 2006 offset by a reduction in headcount due to the 2007 restructuring plan. Travel expenses increased $2.7 million during the three months ended March 31, 2007 primarily due to professional services businesses acquired in 2006. Telecommunication expenses increased $1.4 million primarily due to increased spending on capacity for global constellation sites. Expenses related primarily to redeployed employees of $3.2 million were included in cost of revenues from the general and administrative expense category during the three months ended March 31, 2007, primarily due to the realignment of business divisions as a result of the 2007 restructuring plan.

As a percentage of revenues, cost of revenues increased for the three months ended March 31, 2007 compared to the same period last year primarily as a result of increased expenses due to new business acquisitions and a decline in revenue from our content services business units.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,		% Change
	2007	2006
		(As Restated) (1)
	(Dollars in thousands)
Sales and marketing	$78,950	$90,550	(13)%
Percentage of revenue	21%	24%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expenses decreased $11.6 million for the three months ended March 31, 2007 as compared to the same period last year. Advertising and marketing expenses decreased $23.6 million during the three months ended March 31, 2007 primarily due to a reduction in spending in our content services business as a result of the divestiture of majority stake in Jamba. Salary and employee benefit costs increased $10.6 million for the three months ended March 31, 2007 primarily as a result of an increase in headcount due to our business acquisitions during 2006 offset by a reduction in headcount due to the 2007 restructuring plan. Expenses related to redeployed employees of $1.3 million were included in sales and marketing from the general and administrative expense category during the three months ended March 31, 2007, primarily due to the realignment of business divisions as a result of the 2007 restructuring plan.

As a percentage of revenues, sales and marketing expenses decreased for the three months ended March 31, 2007 primarily due to decreases in advertising for our content services, which were partially offset by increased salary and employee benefit costs as a result of additional headcount due to our new business acquisitions and the increase in stock-based compensation expense.

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

A comparison of research and development expenses is presented below:

	Three Months Ended March 31,		% Change
	2007	2006
		(As Restated) (1)
	(Dollars in thousands)
Research and development	$45,162	$28,259	60%
Percentage of revenue	12%	8%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Research and development expenses increased approximately $16.9 million for the three months ended March 31, 2007 as compared to the same period last year. Salary and employee benefit expenses increased $7.9 million for the three months ended March 31, 2007 primarily as a result of an increase in headcount due to our business acquisitions during 2006 offset by a reduction in headcount due to the 2007 restructuring plan. Contract and professional services expenses increased $3.2 million for the three months ended March 31, 2007 primarily due to increased use of outside services to support new product initiatives. Expenses related to redeployed employees of $4.2 million were included in research and development from the general and administrative expense category during the three months ended March 31, 2007, primarily due to the realignment of business divisions as a result of the 2007 restructuring plan.

As a percentage of revenues, research and development expenses increased for the three months ended March 31, 2007 compared to the same period last year primarily due to an increase in headcount as a result of acquisitions.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,		% Change
	2007	2006
		(As Restated) (1)
	(Dollars in thousands)
General and administrative	$51,589	$60,515	(15)%
Percentage of revenue	14%	16%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

General and administrative expenses decreased approximately $8.9 million for the three months ended March 31, 2007 as compared to the same period last year. Salary and employee benefit costs increased approximately $2.8 million during the three months ended March 31, 2007 due to an increase in headcount as a result of business acquisitions in 2006. Expenses related to redeployed employees of $8.7 million were included in general and administrative into the other expense categories during the three months ended March 31, 2007, primarily due to the realignment of business divisions as a result of the 2007 restructuring plan. Bad debt expense decreased approximately $1.9 million during the three months ended March 31, 2007, compared to the same period last year, primarily due to recoveries.

As a percentage of revenues, general and administrative expenses decreased for the three months ended March 31, 2007 compared to the same period last year primarily due to the reclassification of expenses allocated to other cost categories.

Restructuring, impairments and other charges

A comparison of restructuring, impairments and other charges is presented below:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
2007 restructuring plan charges	$24,681	$—
2002 and 2003 restructuring plan charges	94	1,460

Total restructuring charges	24,775	1,460
Impairments and other charges	2,237	1,949

Total restructuring, impairments and other charges	$27,012	$3,409

2007 Restructuring Plan

In January 2007, we initiated a restructuring plan to execute a company-wide reorganization replacing our previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities and other charges as described in Note 6, “Restructuring, Impairments and Other Charges”, of the Notes to Condensed Consolidated Financial Statements.

2003 Restructuring Plan

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units.

2002 Restructuring Plan

In April 2002, we initiated a plan to restructure our operations to rationalize, integrate and align resources.

Impairments and Other Charges

During the three months ended March 31, 2006, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer. There were no impairments of other intangible assets during the three months ended March 31, 2007.

Other charges comprised of excess and obsolete property and equipment that were disposed of or abandoned. During the three months ended March 31, 2007, VeriSign recorded a charge of approximately $2.2 million for excess and obsolete property and equipment.

Amortization of other intangible assets

A comparison of amortization of other intangible assets is presented below:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Amortization of other intangible assets	$31,787	$28,000

Amortization of other intangible assets increased approximately $3.8 million for the three months ended March 31, 2007 as compared to the same period last year primarily due to amortization related to intangible assets acquired from our business acquisitions over the past twelve months.

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

Other income, net

Other income, net consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, gains and losses on the sale or impairment of equity investments, gains and losses on divestiture of subsidiary, and the net effect of foreign currency gains and losses.

A comparison of other income, net, is presented below:

	Three Months Ended March 31,
	2007	2006
	(As Restated) (1)
	(Dollars in thousands)
Interest income	$8,577	$7,574
Interest expense	(2,354)	(28)
Net gain on sale of investments, net of impairments	829	21,274
Net gain on divestiture of majority stake in Jamba	74,999	—
Other, net	(664)	(99)

Total other income, net	$81,387	$28,721

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Other income, net, increased approximately $52.7 million during the three months ended March 31, 2007 as compared to the same period last year. Interest income increased approximately $1.0 million during the three months ended March 31, 2007 primarily as a result of higher cash balances as compared to the same period last year. Interest expense increased approximately $2.3 million for the three months ended March 31, 2007 due to interest related to our borrowings under the credit facility as described in Note 10, “Credit Facility”, of the Notes to Condensed Consolidated Financial Statements. During the three months ended March 31, 2007, we recorded a gain of $75.0 million upon the divestiture of majority stake in our wholly owned subsidiary, Jamba. The net gain on sale of investments for the three months ended March 31, 2006 included approximately $21.3 million of gain on sale of our remaining equity stake in Network Solutions that was previously written off.

Earnings from unconsolidated entities, net of tax

Earnings from unconsolidated entities, net of tax, represents the net income earned from the joint ventures entered into with Fox during the three months ended March 31, 2007, as described in Note 4, “Joint Ventures”, of the Notes to Condensed Consolidated Financial Statements. We recorded earnings of approximately $0.4 million from the joint ventures during the three months ended March 31, 2007.

Minority interest, net of tax

Minority interest, net of tax, represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest, net of tax, is presented below:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Minority interest, net of tax	$(569)	$(647)

Minority interest, net of tax, decreased during the three months ended March 31, 2007 as compared to the same period last year primarily from a decrease in net income from our VeriSign Japan subsidiary for the respective period.

Income tax expense

For the three months ended March 31, 2007, we recorded income tax expense of $8.8 million, compared to an income tax expense of $24.2 million for the three months ended March 31, 2006. The decrease in the tax expense is attributed primarily to decreased taxable income and the favorable tax jurisdiction in which the majority stake in Jamba was sold during the quarter ended March 31, 2007.

We apply a valuation allowance to certain deferred tax assets which we do not believe that it is more likely than not that they will be realized. These deferred assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

We adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $9.3 million, an increase in long-term deferred tax assets of $28.7 million, and a decrease in the January 1, 2007 accumulated deficit balance of $38.0 million. At the adoption date of January 1, 2007, the unrecognized tax benefit for income taxes associated with uncertain tax positions was $87.6 million. Interest and penalties related to income tax liabilities are included in income tax expense. At January 1, 2007, we had $8.4 million of accrued interest and penalties. For the quarter ended March 31, 2007, we expensed an additional amount of $1.1 million for interest and penalties related to income tax liabilities through income tax expense.

Liquidity and Capital Resources

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Cash and cash equivalents	$523,024	$478,749
Short-term investments	147,929	198,656

Subtotal	670,953	677,405
Restricted cash and investments	48,976	49,437

Total	$719,929	$726,842

At March 31, 2007, our principal source of liquidity was $671.0 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Net cash provided by operating activities

Net cash provided by operating activities of approximately $44.0 million for the three months ended March 31, 2007 consisted of net income of $61.8 million plus non-cash items totaling $32.0 million, which primarily included depreciation of property and equipment of approximately $28.2 million, amortization of other intangible assets of approximately $31.8 million, restructuring charges of approximately $27.0 million, stock-based compensation of $16.7 million, and deferred income taxes of approximately $5.1 million, primarily offset by a gain on the divestiture of majority stake in Jamba of approximately $75.0 million. Changes in operating assets and liabilities decreased operating cash flow by $49.7 million.

Net cash provided by investing activities

Net cash provided by investing activities of approximately $194.7 million for the three months ended March 31, 2007 was primarily attributed to net proceeds from the divestiture of majority stake in Jamba, net of cash contributed thereon, of $152.6 million, net proceeds from the maturities and sales of investments of $56.0 million, partially offset by purchases of property and equipment of $15.1 million and a decrease in other assets of $1.1 million.

Net cash used in financing activities

Net cash used in financing activities of approximately $199.0 million for the three months ended March 31, 2007 was primarily related to repayment of long-term debt.

Net cash used in discontinued operations

Net cash used in operating activities from discontinued operations of approximately $0.2 million for the three months ended March 31, 2007 was primarily from net income and changes in operating assets and liabilities.

Other Liquidity and Capital Resources Information

On June 7, 2006, we entered into a $500 million senior unsecured revolving credit facility (the “Facility”), as described in Note 10, “Credit Facility”, of our Notes to Condensed Consolidated Financial Statements, under which VeriSign, or certain designated subsidiaries may be borrowers. On February 28, 2007, the outstanding loan balance under the Facility of $199.0 million was repaid. As of March 31, 2007, there were no outstanding borrowings under the Facility. Any borrowings under the Facility will be used for working capital, capital expenditures, permitted acquisitions and repurchases of VeriSign’s common stock and other lawful corporate purposes. As of the date of the filing of this report, we are not in compliance with certain covenants under our Credit Agreement that requires us to deliver specified financial statements, compliance certificates and certain other documents to our Lenders. The required Lenders under the Facility have waived our compliance with these requirements through July 20, 2007.

In addition, in order to manage our working capital needs, we may enter into transactions under repurchase agreements with financial institutions. These repurchase agreements are collateralized short-term loans for which the collateral may be a Treasury security or federal agency security held by us.

Our planned property and equipment expenditures for 2007 are anticipated to total approximately $200 million, of which we spent approximately $15.1 million during the three months ended March 31, 2007, primarily for computer and communications equipment and computer software within all areas of our businesses.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $2.9 million over the next five years relating to our restructuring plans. Cash payments totaling approximately $7.7 million related to the abandonment of excess facilities will be paid over the next five years. See Note 6, “Restructuring, Impairments and Other Charges”, of our Notes to Condensed Consolidated Financial Statements.

On May 16, 2006, our Board of Directors authorized a $1 billion stock repurchase program to repurchase shares of our common stock on the open market, or in negotiated or block trades. During the three months ended March 31, 2007, no shares were repurchased. At March 31, 2007, approximately $984.7 million remained available for future repurchases under this program.

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

Our market risk profile has not changed significantly from that described in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the three months ended March 31, 2007 and 2006, we determined that there were no other-than-temporary declines in the value of our non-public equity investments. Due to the inherent risks associated with investments, we may incur future losses on the sale or impairment of our investments.

Interest rate sensitivity

The primary objective of our short-term investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. We invest in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2007, 62% of our investments subject to interest rate risk mature in less than one year.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value of our fixed income securities in our short-term investments portfolio as of March 31, 2007, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS, 100 BPS, and 150 BPS.

Uniform decrease in interest rates						Uniform increase in interest rates
-1.50%	-1.00%	-0.50%	-0.25%	0.00%	0.25%	0.50%	1.00%	1.50%
1,747	1,164	582	291	—	(291)	(582)	(1,164)	(1,747)

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of March 31, 2007. This table does not include money market funds because those funds are not considered to be subject to interest rate risk.

	Maturing in			Total	Estimated Fair Value
	Six Months or Less	Six Months to One Year	More than One Year
			(Dollars in thousands)
Included in cash and cash equivalents	$18,785	$—	$—	$18,785	$18,785
Weighted-average interest rate	5.10%	—	—
Included in short-term investments	$82,003	$32,712	$34,214	$148,929	$147,929
Weighted-average interest rate	3.99%	3.97%	3.85%
Included in restricted cash	$—	$—	$48,976	$48,976	$48,976
Weighted-average interest rate	—	—	4.65%

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. As we continue to expand our international operations, we are increasingly exposed to currency exchange rate risks. In the fourth quarter of 2003, we initiated a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this hedging program is to minimize the gains and losses resulting from fluctuations in exchange rates. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and, in each case, these contracts are limited to a duration of less than 12 months.

At March 31, 2007, we held forward contracts in notional amounts totaling approximately $51.2 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 4.	CONTROLS AND PROCEDURES

As discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements”, of the Notes to Condensed Consolidated Financial Statements, the Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and prices that were subsequently modified. Consequently, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. We are restating previously filed financial statements in this quarterly report on Form 10-Q for the three months ended March 31, 2006.

Details of the restatement and its underlying circumstances are discussed in the Explanatory Note and in Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements reporting our 2006 Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2007. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting. Our management, based upon the substantial work performed during the preparation of this report and the related restatement of historical financial information, has concluded that our condensed consolidated financial statements for the periods covered by and included in this report are prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of the SEC and are a fair presentation of our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

Subsequent to March 31, 2007, our Board of Directors approved additional internal control policies and procedures intended to remediate the material weakness. As of the date of this filing, we have implemented or are in the process of implementing the following corrective actions:

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

Additionally, we are investing in ongoing efforts to continuously improve our internal control over financial reporting and have committed considerable resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

As of the date of this filing, we believe that we have made substantial progress in the implementation of the corrective actions noted above and toward remediation of the material weakness.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of the ‘584 patent and the Court has dismissed with prejudice all claims of infringement of the ‘584 patent. In its ruling on the claim construction issues, the Court found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Thus, only claim 23 of the ‘737 patent remains in the case. The Court granted the defendants’ motion to strike certain of the Plaintiff’s assertions of infringement, including all charges of infringement under the so-called “doctrine of equivalents.” The Court recently granted the defendants’ motion for summary judgment of no inducement and no contributory infringement. Fact and expert witness discovery are completed. On September 29, 2006, VeriSign filed a Motion for Summary Judgment on Non-Infringement. On October 20, 2006, VeriSign filed a Motion for Summary Judgment on Invalidity. On November 1, 2006, NetMoneyIN filed a Motion for Summary Judgment on Infringement. During July, the Court is scheduled to hear oral argument on the pending motions for summary judgment. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

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

On February 24, 2006, GEMA, the German music authors collecting society, submitted an application to the Schiedsstelle, an arbitration board responsible for copyright matters at the German Patent and Copyright Office, requesting arbitration of GEMA’s claim for alleged underpaid royalties in connection with Jamba GmbH’s sale of ringtones as downloadable content for mobile phones. Jamba is a wholly owned subsidiary of VeriSign, Inc. Jamba pays royalties to GEMA on a “per download” basis for ringtones. GEMA claims that Jamba should also pay royalties for all GEMA-represented ringtones made available to Jamba customers, regardless of whether or not the content represented by GEMA has been downloaded by a Jamba customer. On April 11, 2006, the Schiedsstelle notified Jamba that it will conduct an arbitration of GEMA’s claim. Jamba submitted a response to GEMA’s application on May 22, 2006. GEMA submitted an answer to Jamba’s response on August 6, 2006. Jamba submitted a reply to GEMA’s answer on or about October 23, 2006. Arbitration has not yet been scheduled. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit.

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

The Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and exercise prices that were subsequently modified. Consequently, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. In this Form 10-Q, we are restating the unaudited quarterly financial information and financial statements for the three months ended March 31, 2006. Details of the restatement and its underlying circumstances are discussed in the Explanatory Note in Note 2 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in the 2006 Form 10-K.

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

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2006 arising from a combination of internal control deficiencies in our stock administration policies and practices, as discussed in Part I, Item 4, “Controls and Procedures”. In addition, due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 and the date of this report, our disclosure controls and procedures were not effective.

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

We have expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our general and administrative and other expenses, which could adversely affect our results of operations and the price of our securities.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

In the first quarter of 2007, we have undertaken various cost reduction and restructuring activities that replaced our previous business unit structure with a functional organization consisting of a combined worldwide sales and services team and an integrated marketing and product development organization. The restructuring, impairment and other charges are estimated to be approximately $27.0 million in the first quarter of 2007; however, if we incur additional restructuring-related charges, our financial condition and results of operations may suffer. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges. In addition, we have recently experienced changes in our management, which together with these cost reduction and restructuring activities, could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

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

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security, Inc. and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including GoDaddy and other domain name registrars. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their Web sites could also promote our competitors or charge us substantial fees for promotions in the future.

Competition in Managed Security Services. Consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture, IBM Global Services, Getronics and Lucent NetCare. We also compete with security product companies that offer managed security services in addition to other security services, such as Symantec and ISS, as well as a number of providers such as BT Counterpane that offer managed security services. Telecommunications providers, such as Verizon Business, a provider of managed security services, are also potential competitors. In addition, we compete with some companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally developed systems integration efforts.

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

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our communications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our Communications Services Group. Consolidation in the telecommunications industry has led to the merging of many companies, including, Nextel and Price Communications, customers of our Communications Services Group. Our business could be harmed if these mergers result in the loss of customers by our Communications Services Group. Furthermore, customers may choose to deploy internally developed communications technologies and services thereby reducing the demand for technologies and services we offer which could harm our business.

Our content services business depends on agreements with many different third parties, including wireless carrier, and content providers. If these agreements are terminated or not renewed, or are amended to require us to change the way our content services are offered to customers, our business could be harmed.

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

The success of our network connectivity and interoperability services and content services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on

AT&T, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on four of the fourteen mated pairs of SS7 signal transfer points that comprise our network.

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

On February 8, 2007, a holder of an outstanding warrant exercised its right to purchase 39,328 shares of our common stock at $14.16 per share on a cashless exercise basis. The fair market value of our common stock on the date of exercise was $24.37. As a result of the cashless exercise, we issued 16,476 shares of our common stock and withheld issuing 22,852 shares of our common stock in satisfaction of the exercise price under the warrants. We did not receive any proceeds from the exercise of the warrant.

The shares of our common stock issued upon exercise of the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.01	Registrant’s 1998 Employee Stock Purchase Plan, as amended through January 30, 2007.	X

10.02	Agreement between the Registrant and Judy Lin dated February 16, 2007.	X

10.03	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007. †	X

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	X

31.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

32.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

†

Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

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

VERISIGN, INC.

Date: July 16, 2007	By:	/s/ WILLIAM A. ROPER, JR.
William A. Roper Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2007	By:	/s/ ALBERT E. CLEMENT
Albert E. Clement Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.01	Registrant’s 1998 Employee Stock Purchase Plan, as amended through January 30, 2007.

10.02	Agreement between the Registrant and Judy Lin dated February 16, 2007.

10.03	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007. †

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

32.02	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

†

Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

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