Form 10-Q
period 2007-06-30
VERISIGN INC/CA
filed 2007-08-09
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2007
Common stock, $.001 par value	249,189,159

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$656,517	$478,749
Short-term investments	94,308	198,656
Accounts receivable, net of allowance for doubtful accounts of $5,752 and $8,083 at June 30, 2007 and December 31, 2006, respectively	205,996	241,569
Prepaid expenses and other current assets	119,478	294,932
Deferred tax assets	80,063	84,318
Current assets of discontinued operations	34,909	34,356

Total current assets	1,191,271	1,332,580

Property and equipment, net	581,140	605,292
Goodwill	1,261,944	1,449,493
Other intangible assets, net	242,003	333,430
Restricted cash	48,361	49,437
Long-term deferred tax assets	218,050	177,805
Other assets, net	34,545	25,214
Investments in unconsolidated entities	105,500	—
Long-term assets of discontinued operations	7,055	1,217

Total long-term assets	2,498,598	2,641,888

Total assets	$3,689,869	$3,974,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$319,987	$675,105
Accrued restructuring costs	12,665	3,818
Deferred revenue	505,118	448,413
Short-term debt	—	199,000
Deferred tax liabilities	1,025	1,414
Current liabilities of discontinued operations	33,798	31,743

Total current liabilities	872,593	1,359,493

Long-term deferred revenue	179,666	159,439
Long-term accrued restructuring costs	625	937
Long-term tax liability	44,705	—
Other long-term liabilities	10,496	5,175
Long-term deferred tax liabilities	12,953	24,815
Long-term liabilities of discontinued operations	—	34

Total long-term liabilities	248,445	190,400

Total liabilities	1,121,038	1,549,893

Minority interest in subsidiaries	47,684	47,716
Stockholders’ equity:
Preferred stock—par value $.001 per share
Authorized shares: 5,000,000
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share
Authorized shares: 1,000,000,000
Issued and outstanding shares: 243,838,287, excluding 35,493,973 held in treasury, at June 30, 2007 and 243,844,122, excluding 35,471,662 shares held in treasury, at December 31, 2006	244	244
Additional paid-in capital	23,362,352	23,314,511
Accumulated deficit	(20,834,462)	(20,929,498)
Accumulated other comprehensive loss	(6,987)	(8,398)

Total stockholders’ equity	2,521,147	2,376,859

Total liabilities and stockholders’ equity	$3,689,869	$3,974,468

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$363,217	$387,832	$736,266	$757,941

Costs and expenses:
Cost of revenues	147,836	145,715	298,476	282,682
Sales and marketing	63,890	92,809	142,840	183,359
Research and development	36,254	31,021	81,416	59,280
General and administrative	77,142	59,297	128,731	119,812
Restructuring, impairment and other charges (reversals), net	15,179	(7,604)	42,191	(4,195)
Amortization of other intangible assets	29,669	31,832	61,456	59,832
Acquired in-process research and development	—	4,600	—	15,500

Total costs and expenses	369,970	357,670	755,110	716,270

Operating (loss) income	(6,753)	30,162	(18,844)	41,671
Other income, net	10,849	4,946	92,236	33,667

Income from continuing operations before income taxes, earnings from unconsolidated entities and minority interest	4,096	35,108	73,392	75,338
Income tax (expense) benefit	(11,608)	341,536	(20,370)	317,321
Earnings from unconsolidated entities, net of tax	1,748	—	2,196	—
Minority interest, net of tax	82	(758)	(487)	(1,405)

Net (loss) income from continuing operations	(5,682)	375,886	54,731	391,254
Net income from discontinued operations, net of tax	965	901	2,305	2,019

Net (loss) income	$(4,717)	$376,787	$57,036	$393,273

Basic net (loss) income per share from:
Continuing operations	$(0.02)	$1.54	$0.22	$1.59
Discontinued operations	—	—	0.01	0.01

Net (loss) income	$(0.02)	$1.54	$0.23	$1.60

Diluted net (loss) income per share from:
Continuing operations	$(0.02)	$1.52	$0.22	$1.58
Discontinued operations	—	—	0.01	0.01

Net (loss) income	$(0.02)	$1.52	$0.23	$1.59

Shares used in per share computation:
Basic	243,846	244,744	243,849	245,171

Diluted	243,846	247,252	246,102	247,745

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$57,036	$393,273
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on divestiture of majority stake in Jamba	(74,999)	—
Unrealized gain on joint venture call options	(3,755)	—
Depreciation of property and equipment	55,564	49,925
Amortization of other intangible assets	61,456	59,832
Acquired in-process research and development	—	15,500
Provision for doubtful accounts	(720)	652
Stock-based compensation and other	42,047	32,825
Restructuring, impairments and other charges (reversals), net	42,191	(4,195)
Net gain on sale of investments	(885)	(21,246)
Earnings from unconsolidated entities, net of tax	(2,196)	—
Minority interest, net of tax	487	1,405
Deferred income taxes	(11,469)	(295,788)
Changes in operating assets and liabilities:
Accounts receivable	(110,843)	54,372
Prepaid expenses and other current assets	130,661	(102,508)
Accounts payable and accrued liabilities	(106,241)	(6,781)
Deferred revenue	76,698	61,040

Net cash provided by operating activities	155,032	238,306

Cash flows from investing activities:
Purchases of investments	(135,882)	(536,063)
Proceeds from maturities and sales of investments	248,128	656,142
Purchases of property and equipment	(47,511)	(103,569)
Cash paid in business combinations, net of cash acquired	—	(422,787)
Proceeds received on divestiture of majority stake in Jamba, net of cash contributed	152,643	—
Net proceeds received on long-term note receivable	—	47,786
Other assets	1,989	(2,851)

Net cash provided by (used in) investing activities	219,367	(361,342)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	—	39,424
Change in net assets of subsidiary and other	89	247
Repurchase of common stock	—	(135,000)
Proceeds from drawdown of credit facility, net	—	174,000
Repayment of short-term-debt	(199,000)	—
Debt issuance costs	—	(3,381)
Repayment of long-term liabilities	—	(1,680)

Net cash (used in) provided by financing activities	(198,911)	73,610

Effect of exchange rate changes on cash and cash equivalents	(984)	1,149

Net increase (decrease) in cash and cash equivalents	174,504	(48,277)
Cash and cash equivalents at beginning of period	501,784	478,660

Cash and cash equivalents at end of period	676,288	430,383
Cash and cash equivalents of discontinued operations at end of period	(19,771)	(16,556)

Cash and cash equivalents of continuing operations at end of period	$656,517	$413,827

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	$(3,264)	$4,824

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds received	$9,772	$11,702

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”) in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, contained in VeriSign’s fiscal 2006 Annual Report on Form 10-K filed with the SEC (the “2006 Form 10-K”) on July 12, 2007.

Reclassifications

In the first quarter of 2007, VeriSign decided to sell its wholly owned Jamba Service GmbH subsidiary (“Jamba Service”). The associated assets and liabilities of Jamba Service have been classified as discontinued operations and its operations have been reported in net income from discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” In November 2005, VeriSign sold its payment gateway business. Accordingly, the Condensed Consolidated Financial Statements have been reclassified for all periods presented to reflect its payment gateway business as discontinued operations in accordance with SFAS 144. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Non-trade receivables as of December 31, 2006, amounting to $77.8 million have been reclassified from accounts receivable, net, to prepaid expenses and other current assets to conform to current period presentation. Such reclassification does not have any effect on net income as previously reported.

Critical Accounting Policies

VeriSign has made no material changes to its critical accounting policies, which are included in its 2006 Form 10-K.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 13, “Income Taxes”.

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. VeriSign records transaction-based taxes on a net basis. These taxes are recorded as current liabilities until remitted to the relevant government authority.

Note 2. Stock-Based Compensation

Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) provides the SEC Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation recognized on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Stock-based compensation:
Cost of revenues	$3,659	$3,411	$7,077	$7,310
Sales and marketing	4,190	3,683	9,193	7,182
Research and development	2,299	2,596	5,349	4,842
General and administrative	15,126	5,604	20,285	12,498

Total stock-based compensation	25,274	15,294	41,904	31,832
Tax benefit associated with stock-based compensation expense	7,291	3,242	11,227	7,512

Net effect of stock-based compensation expense on net income	$17,983	$12,052	$30,677	$24,320

Net effect of stock-based compensation expense on net income per share:
Basic	$0.07	$0.05	$0.13	$0.10

Diluted	$0.07	$0.05	$0.12	$0.10

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and 1998 Employee Stock Purchase Plan (“Purchase Plan”) awards. The determination of the fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The following table sets forth the weighted average assumptions used to estimate the fair value of the stock options and Purchase Plan awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options:
Volatility	34%	36%	34%	37%
Risk-free interest rate	4.76%	5.03%	4.71%	4.79%
Expected term	3.3 years	3.2 years	3.1 years	3.1 years
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan awards:
Volatility	n/a	n/a	n/a	39%
Risk-free interest rate	n/a	n/a	n/a	4.44%
Expected term	n/a	n/a	n/a	1.25 years
Dividend yield	n/a	n/a	n/a	zero

The Company accelerated some of Mr. Stratton Sclavos’, the former Chief Executive Officer, outstanding options to purchase shares of the Company’s common stock and restricted stock units as described in Note 15, “Subsequent Events”. The Company has accounted for the acceleration of the stock-based awards as a modification. As such, the Company recognized $11.0 million of stock-based compensation for the three months ended June 30, 2007 upon modification.

Employee Stock Purchase Plan

As a result of the independent review of the Company’s historical stock option granting practices and due to not being current in its SEC filings, the Company was precluded from selling shares under its Purchase Plan during the six months ended June 30, 2007. The Company terminated the six-month purchase period ended January 31, 2007 under its Purchase Plan and no shares were issued. In February 2007, the Company refunded Purchase Plan contributions totaling approximately

$11.6 million. The Company suspended its employee payroll withholdings for the purchase of its common stock under the Purchase Plan from February 1, 2007 until August 3, 2007.

Note 3. Joint Ventures

On January 31, 2007, VeriSign finalized two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other, US Mobile Holdings LLC, is based in the United States. VeriSign contributed 51% of its stake in its wholly owned subsidiary Jamba’s business to consumer business to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S.-based joint venture. Fox paid VeriSign approximately $192.4 million in cash for the divestiture of 51% of its stake in Jamba and VeriSign paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. The Company recognized a gain of approximately $75.0 million upon the divestiture of majority stake in Jamba and recorded its interests in the joint ventures as investments in unconsolidated entities as of June 30, 2007. The Company’s condensed consolidated financial statements for the six months ended June 30, 2007 includes one month of Jamba’s consolidated activity.

In connection with the joint ventures, VeriSign and Fox entered into various put and call agreements. VeriSign has the option (“the put”) to sell all of its interests in the joint ventures to Fox at particular times within five years of the date of the agreements at prices determined pursuant to the terms of the put and call agreements. Fox has the option (“the call”) to purchase all of VeriSign’s interests in the joint ventures at particular times within five years of the date of the agreements at a price determined pursuant to the put and call agreements. The Company calculated the fair value of its written call options to be $10.9 million using the Black-Scholes option pricing model. The Company has recorded the fair value of the call options within other long-term liabilities, and will mark-to-market the call options at each reporting period. For the three months ended June 30, 2007, the Company recorded a $3.8 million unrealized gain on joint venture call options within other income, net.

Note 4. Discontinued Operations

In the first quarter of 2007, VeriSign decided to sell Jamba Service, a wholly-owned subsidiary which was not divested with Jamba in connection with the joint ventures. The Company is actively marketing Jamba Service, and currently expects to consummate the sale of this business in the third quarter of 2007. Jamba Service is part of the Communications Services Group segment. In November 2005, VeriSign sold its payment gateway business which was part of the Internet Services Group segment. The associated assets and liabilities of Jamba Service and the payment gateway business have been classified as discontinued operations and their operations reported in net income from discontinued operations for all periods presented in accordance with SFAS 144.

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

The following table represents operations from the Jamba Service and the payment gateway businesses and the components of earnings from the discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenues (1)	$4,407	$2,939	$8,804	$5,599

Income from discontinued operations before income taxes (1)	$1,664	$1,465	$3,774	$2,790
Income tax expense (2)	(699)	(564)	(1,469)	(771)

Net income from discontinued operations	$965	$901	$2,305	$2,019

(1)	The disposed payment gateway business did not have any operating activity for the three and six months ended June 30, 2007

(2)	The tax rate applied to income from the Jamba Service subsidiary was equivalent to the German corporate and trade statutory tax rates of 38.9% for the three and six months ended June 30, 2007 and 40.77% for the three and six months ended June 30, 2006, respectively.

The following table presents the carrying amounts of major classes of assets and liabilities relating to Jamba Service and the payment gateway businesses:

	June 30, 2007	December 31, 2006
	(In thousands)
Assets: (1)
Cash and cash equivalents	$19,771	$23,035
Accounts receivable, net	12,577	11,201
Prepaid expenses and other current assets	252	120
Deferred tax assets	2,309	—

Current assets of discontinued operations	34,909	34,356
Long-term assets of discontinued operations	7,055	1,217

Total assets of discontinued operations	$41,964	$35,573

Liabilities: (1)
Accounts payable and accrued liabilities	$27,843	$24,995
Deferred revenue	5,955	6,533
Deferred tax liabilities	—	215

Current liabilities of discontinued operations	33,798	31,743
Long-term liabilities of discontinued operations	—	34

Total liabilities of discontinued operations	$33,798	$31,777

(1)	As of June 30, 2007, there were no assets or liabilities attributable to the disposed payment gateway business.

Note 5. Restructuring, Impairments and Other Charges (Reversals), Net

A comparison of restructuring, impairments and other charges (reversals), net, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
2007 restructuring plan charges	$4,051	$—	$28,732	$—
2002 and 2003 restructuring plan charges (reversals), net	48	(7,604)	142	(6,144)

Total restructuring charges (reversals), net	4,099	(7,604)	28,874	(6,144)
Impairments and other charges	11,080	—	13,317	1,949

Total restructuring, impairments and other charges (reversals), net	$15,179	$(7,604)	$42,191	$(4,195)

2007 Restructuring Plan

In January 2007, VeriSign initiated a restructuring plan to execute a company-wide reorganization replacing the previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, and other exit costs. To date, VeriSign has recorded $28.7 million in restructuring charges under its 2007 restructuring plan.

Workforce reduction: VeriSign recorded restructuring charges related to workforce reduction in accordance with SFAS No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43”, since benefits were provided pursuant to a severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these restructuring charges has met the four requirements of SFAS 112 which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. The 2007 restructuring plan will result in a workforce reduction of approximately 350 employees across both segments which started in the first quarter of 2007, followed by the next four quarters. All severance related charges will be paid by the end of the first quarter of 2008.

Excess facilities: Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the properties that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies requires the Company to periodically review each lease and change its estimates on a prospective basis, as necessary. VeriSign recorded additional charges for excess facilities located primarily in the United States and Europe that were either abandoned or downsized relating to lease terminations and non-cancelable lease costs.

Other exit costs: VeriSign recorded other exit costs primarily relating to the realignment of its organization, including consulting fees related to the strategic and organizational structure.

Consolidated restructuring charges associated with the 2007 restructuring plan are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
	(In thousands)
Workforce reduction	$1,183	$23,298
Excess facilities	1,424	2,484
Other exit costs	1,444	2,950

Total restructuring charges	$4,051	$28,732

For the six months ended June 30, 2007, approximately $2.3 million of the workforce reduction charges related to stock-based compensation for certain severed employees.

At June 30, 2007, the accrued restructuring costs associated with the 2007 restructuring plan are $10.6 million and consist of the following:

	Restructuring Charges	Cash Payments	Non-cash Write-offs	Accrued Restructuring Costs at June 30, 2007
	(In thousands)
Workforce reduction	$23,298	$(13,843)	$(2,297)	$7,158
Excess facilities	2,484	(634)	—	1,850
Other exit costs	2,950	(1,356)	—	1,594

Total accrued restructuring costs	$28,732	$(15,833)	$(2,297)	$10,602

Included in current portion of accrued restructuring costs				$9,977

Included in long-term portion of accrued restructuring costs				$625

Cash payments totaling approximately $6.0 million related to the abandonment of excess facilities under the 2007 restructuring plan will be paid over the respective lease terms, the longest of which extends through 2011. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2007 (remaining 6 months)	$1,083	$—	$1,083
2008	1,501	(1,026)	475
2009	1,208	(1,105)	103
2010	1,222	(1,120)	102
2011	929	(842)	87

	$5,943	$(4,093)	$1,850

2002 and 2003 Restructuring Plans

As of June 30, 2007, the Company had accrued restructuring costs of $2.7 million, primarily pertaining to future excess facility charges accrued in connection with the sale of its Network Solutions business and the restructuring of business units and operations. The Company expects to pay these obligations over the life of the related obligations, which extends through 2008. During the three and six months ended June 30, 2007, the Company paid $0.9 million and $2.2 million, respectively, for facility charges associated with both restructuring plans.

Impairments and Other Charges

The following table presents the impairments and other charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Impairment of other intangibles assets	$4,849	$—	$4,849	$1,950
Other charges	6,231	—	8,468	(1)

Total impairments and other charges	$11,080	$—	$13,317	$1,949

Impairments of other intangible assets

During the three and six months ended June 30, 2007, VeriSign wrote-off approximately $4.8 million of other intangible assets specifically related to a significant change in the operations of an asset group. During the six months ended June 30, 2006, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

Other Charges

Other charges comprised of excess and obsolete property and equipment that were impaired, disposed of or abandoned. During the three and six months ended June 30, 2007, VeriSign recorded other charges of approximately $6.2 million and $8.5 million primarily for the abandonment of obsolete property and equipment and impairment specifically related to a significant change in the operations of an asset group.

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the six months ended June 30, 2007:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
Balance at December 31, 2006	$415,792	$1,033,701	$1,449,493
Adjustment for divestiture of Jamba and discontinued operations of Jamba Service	—	(187,249)	(187,249)
Other adjustments (1)	(1,249)	949	(300)

Balance at June 30, 2007	$414,543	$847,401	$1,261,944

(1)	VeriSign makes certain goodwill adjustments after the initial purchase to acquired companies for income tax adjustments, adjustments for vested stock options, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

Purchased goodwill is not amortized but is subject to testing for impairment on at least an annual basis. VeriSign performed its most recent annual impairment test as of June 30, 2007. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There were no impairment charges to goodwill from the annual impairment tests conducted as of June 30, 2007 or 2006.

VeriSign’s other intangible assets are comprised of:

	As of June 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$457,681	$(361,304)	$96,377
Technology in place	229,780	(151,120)	78,660
Carrier relationships	36,300	(6,050)	30,250
Non-compete agreement	34,488	(15,523)	18,965
Trade name	16,634	(6,212)	10,422
Other	11,040	(3,711)	7,329

Total other intangible assets	$785,923	$(543,920)	$242,003

	As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$459,088	$(331,279)	$127,809
Technology in place	237,238	(138,866)	98,372
Carrier relationships	64,000	(15,345)	48,655
Non-compete agreement	40,196	(13,785)	26,411
Trade name	34,557	(11,480)	23,077
Other	11,250	(2,144)	9,106

Total other intangible assets	$846,329	$(512,899)	$333,430

Fully amortized other intangible assets are not included in the above tables. For the three months ended June 30, 2007 and 2006, amortization of other intangible assets was $29.7 million and $31.8 million, respectively. For the six months ended June 30, 2007 and 2006, amortization of other intangible assets was $61.5 million and $59.8 million, respectively.

Estimated future amortization expense related to other intangible assets at June 30, 2007 is as follows:

(In thousands)
2007 (remaining 6 months)	$54,641
2008	53,630
2009	45,018
2010	33,921
2011	22,996
Thereafter	31,797

$242,003

Note 7. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Prepaid expenses	$37,441	$73,375
Other current assets	82,037	141,557
Securities litigation receivable	—	80,000

Prepaid expenses and other current assets	$119,478	$294,932

Prepaid expenses as of June 30, 2007 exclude Jamba’s prepaid expenses due to the divestiture of a majority stake in Jamba in January 2007 as a result of the joint ventures with Fox. The Company had recorded an $80.0 million receivable to account for the settlement of the Securities Litigation and Derivative Litigation as of December 31, 2006. Under the terms of the settlement, liability insurers for the Company and its directors and officers paid $80.0 million in settlement of the lawsuits during the three months ended March 31, 2007. Other current assets as of June 30, 2007, exclude Jamba’s other current assets which primarily consisted of VAT receivable, due to the divestiture of majority stake in Jamba in January 2007.

Other Assets, net

Other assets, net, consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Long-term note receivable	$15,000	$—
Long-term investments	7,769	11,234
Other	11,776	13,980

Other assets	$34,545	$25,214

Long-term note receivable as of June 30, 2007 included a working capital loan provided under a promissory note to the joint ventures described in Note 3, “Joint Ventures”. The promissory note bears an interest rate of 6% per annum and is receivable in December 2011. The promissory note may be optionally prepaid by the borrower at any time before maturity. Long-term investments decreased during the six months ended June 30, 2007 by approximately $3.5 million due to the sale of equity investments.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Accounts payable	$15,499	$33,910
Employee compensation	77,904	109,775
Customer deposits	87,930	73,845
Taxes payable and other tax liabilities	46,313	225,727
Other accrued liabilities	92,341	151,848
Securities litigation payable (1)	—	80,000

Accounts payable and accrued liabilities	$319,987	$675,105

(1)	VeriSign recorded the $80.0 million payable to account for the settlement of the In re VeriSign, Inc. Securities Litigation and In re VeriSign, Inc. Derivative Litigation. Under the terms of the settlement, liability insurers for the Company and its directors and officers paid $80.0 million in settlement of the lawsuits during the three months ended March 31, 2007.

Note 8. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net (loss) income	$(4,717)	$376,787	$57,036	$393,273
Change in unrealized (loss) gain on investments, net of tax	1,237	585	2,882	658
Foreign currency translation adjustments	(3,090)	1,157	(1,471)	2,189

Comprehensive (loss) income	$(6,570)	$378,529	$58,447	$396,120

Note 9. Credit Facility

On June 7, 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. On February 28, 2007, the outstanding loan balance under the Facility of $199 million was repaid. As of June 30, 2007, there were no outstanding borrowings under the Facility. The terms of the Credit Agreement and Facility are more fully described in VeriSign’s 2006 Form 10-K. As of June 30, 2007, VeriSign was not in compliance with certain covenants under the Credit Agreement that requires it to deliver specified financial statements, compliance certificates and certain other documents to our Lenders. The required Lenders under the Facility waived the Company’s compliance with these requirements through July 20, 2007.

Note 10. Calculation of Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net (loss) income per share gives effect to dilutive common equivalent shares, including unvested stock options, unvested restricted stock units, employee stock purchases and warrants using the treasury stock method.

The following table represents the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net (loss) income:
Net (loss) income from continuing operations	$(5,682)	$375,886	$54,731	$391,254
Net income from discontinued operations	965	901	2,305	2,019

Net (loss) income	$(4,717)	$376,787	$57,036	$393,273

Weighted-average shares:
Weighted-average common shares outstanding	243,846	244,744	243,849	245,171
Weighted-average potential common shares outstanding:
Stock options	—	2,433	1,884	2,408
Unvested restricted stock awards and other	—	75	369	166

Shares used to compute diluted net income per share	243,846	247,252	246,102	247,745

Net (loss) income per share:
Basic:
Net (loss) income from continuing operations	$(0.02)	$1.54	$0.22	$1.59
Net (loss) income from discontinued operations	—	—	0.01	0.01

	$(0.02)	$1.54	$0.23	$1.60

Diluted:
Net (loss) income from continuing operations	$(0.02)	$1.52	$0.22	$1.58
Net (loss) income from discontinued operations	—	—	0.01	0.01

	$(0.02)	$1.52	$0.23	$1.59

Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the period. The following table sets forth the weighted-average stock options outstanding that were excluded from the above calculation because their effect was anti-dilutive and the respective weighted-average exercise prices:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Weighted-average stock options outstanding (1)	32,000	21,992	16,714	23,806
Weighted-average exercise price	$27.14	$39.96	$41.97	$38.96

(1)	As the Company recognized a net loss for the three months ended June 30, 2007, all potential common shares were excluded as they were anti-dilutive.

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

The following table reflects the results of VeriSign’s reportable segments:

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended June 30, 2007:
Revenues	$224,697	$138,520	$—	$363,217
Cost of revenues	41,738	87,159	18,939	147,836

Gross margin	$182,959	$51,361	$(18,939)	$215,381

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended June 30, 2006:
Revenues	$184,422	$203,410	$—	$387,832
Cost of revenues	38,703	95,268	11,744	145,715

Gross margin	$145,719	$108,142	$(11,744)	$242,117

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Six months ended June 30, 2007:
Revenues	$436,332	$299,934	$—	$736,266
Cost of revenues	80,151	182,665	35,660	298,476

Gross margin	$356,181	$117,269	$(35,660)	$437,790

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Six months ended June 30, 2006:
Revenues	$359,993	$397,948	$—	$757,941
Cost of revenues	77,043	182,520	23,119	282,682

Gross margin	$282,950	$215,428	$(23,119)	$475,259

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Financial Statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Gross margin from reportable segments	$215,381	$242,117	$437,790	$475,259
Operating expenses (1)	222,134	211,955	456,634	433,588

Operating (loss) income	(6,753)	30,162	(18,844)	41,671
Other income, net	10,849	4,946	92,236	33,667

Income from continuing operations before income taxes, earnings from unconsolidated entities and minority interest	$4,096	$35,108	$73,392	$75,338

(1)	Operating expenses include sales and marketing, research and development, general and administrative, restructuring, impairments and other charges, amortization of other intangible assets and acquired in-process research and development.

Revenues by Geographic Region

The following tables show a comparison of our revenues by geographic region:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Americas:
United States	$309,428	$269,233
Other (1)	7,197	9,954

Total Americas	316,625	279,187
EMEA (2)	22,627	77,210
APAC (3)	23,965	31,435

Total revenues	$363,217	$387,832

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Americas:
United States	$607,202	$530,418
Other (1)	18,016	18,869

Total Americas	625,218	549,287
EMEA (2)	62,751	152,285
APAC (3)	48,297	56,369

Total revenues	$736,266	$757,941

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

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

The following table shows a comparison of property and equipment, net of accumulated depreciation by geographic region:

	June 30, 2007	December 31, 2006
	(In thousands)
Americas:
United States	$559,004	$575,321
Other	1,479	1,599

Total Americas	560,483	576,920
EMEA	4,529	11,780
APAC	16,128	16,592

Property and equipment, net	$581,140	$605,292

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Note 12. Other Income, Net

The following table presents the components of other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Interest income	$8,271	$6,751	$16,848	$14,325
Interest expense	(354)	(1,826)	(2,582)	(1,826)
Net gain (loss) on sale of investments	56	(28)	885	21,246
Unrealized gain on joint venture call options	3,755	—	3,755	—
Net gain on divestiture of majority stake in Jamba	—	—	74,999	—
Other, net	(879)	49	(1,669)	(78)

Total other income, net	$10,849	$4,946	$92,236	$33,667

Note 13. Income Taxes

For the three and six months ended June 30, 2007, VeriSign recorded an income tax expense from continuing operations of $11.6 million and $20.4 million, respectively. For the three and six months ended June 30, 2006, VeriSign recorded an income tax benefit of $341.5 million and $317.3 million, respectively. Although VeriSign had a net loss from continuing operations in the three months ended June 30, 2007, it had income tax expense due to interim period rules relating to the allocation of tax expense on a per-jurisdiction basis. For the three and six months ended June 30, 2006, the tax benefit was primarily attributed to a release of the valuation allowance on deferred tax assets.

The Company applies a valuation allowance to certain deferred tax assets which management does not believe that it is more likely than not that they will be realized. These deferred assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in income tax reserves of $9.3 million, an increase in long-term deferred tax assets of $28.7 million, and a decrease in the January 1, 2007 accumulated deficit balance of $38.0 million. At the adoption date of January 1, 2007, the Company had an unrecognized tax benefit for income taxes associated with uncertain tax positions of $87.6 million. Of this amount, $86.2 million would impact the Company’s effective tax rate if recognized.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2007, the Company had $8.4 million of accrued interest and penalties. For the quarter ended June 30, 2007, the Company expensed an additional amount of $0.7 million for interest and penalties related to income tax liabilities through income tax expense.

During the first quarter of 2007, the U.S. Internal Revenue Service commenced its audit of the Company’s U.S. income tax returns for 2004. The Company is also under examination by various state and international taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years, such attributes can be adjusted by the IRS and other taxing authorities until the statute closes on the year in which such attribute was utilized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 14. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157 (“SFAS 157”), “Fair Value Measurements”. The Company is currently evaluating the effect of SFAS 159, and the impact it will have on its financial position and results of operations.

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

Note 15. Subsequent Events

On July 9, 2007, VeriSign entered into a Consulting and Separation Agreement with Mr. Sclavos, the former Chief Executive Officer, in connection with his resignation on May 27, 2007. Pursuant to the terms of the agreement, Mr. Sclavos will provide consulting services to the Company for a one-year period at the rate of $5,000 per month and is prohibited from engaging in certain competitive activities or soliciting customers of the Company during such period. The Company paid

Mr. Sclavos severance of $2.0 million on August 3, 2007, and will pay $2.0 million on June 15, 2008, subject to his compliance with the terms of the agreement. In the event of a change-in-control of the Company, all severance payments will accelerate and become immediately due and payable. On August 3, 2007, the Company also paid Mr. Sclavos $5.5 million in connection with an option to purchase 300,000 shares of the Company’s common stock that was previously granted to Mr. Sclavos but was erroneously deleted from the Company’s records as more fully described in Note 2 appearing in the 2006 Form 10-K. On May 31, 2007, in anticipation of entering into this agreement, the Company paid Mr. Sclavos severance in the amount of $1.0 million and $0.1 million for all unpaid wages and unused paid time off accrued through his resignation date. For the quarter ended June 30, 2007, the Company recorded an expense of $10.5 million for cash payments to be made in accordance this agreement. The Company accrued $9.4 million in accounts payable and accrued liabilities as of June 30, 2007.

The Company accelerated all of Mr. Sclavos’ outstanding options to purchase shares of the Company’s common stock and restricted stock units that were scheduled to vest within twenty-four months after Mr. Sclavos’ resignation. Accordingly, vesting for restricted stock units with respect to approximately 156,000 shares of the Company’s common stock and the following stock options were accelerated. As a result of the acceleration, the Company recorded stock-based compensation expense as more fully described in Note 2, “Stock-Based Compensation”:

Grant Date	Exercise Price	# of Shares Accelerated
10/29/03	$15.87	86,340
11/1/05	$23.46	192,650
8/1/06	$17.94	400,813

	Total:	679,803

On July 10, 2007, Dana L. Evan, the Company’s then-current Executive Vice President, Finance and Administration, and Chief Financial Officer resigned from her positions.

On July 5, 2007 and July 12, 2007, the Board of Directors appointed Albert E. Clement as the Chief Accounting Officer and Chief Financial Officer, respectively, of the Company.

On July 27, 2007, VeriSign commenced a tender offer (the “Offer”) pursuant to which the Company is offering to amend or replace outstanding “Eligible Options” (as defined in the Offer) held by current employees of the Company subject to taxation in the United States so that those options will not be subject to adverse tax consequences under Internal Revenue Code Section 409A (“Section 409A”). Each eligible participant may elect to amend his or her Eligible Options to increase the exercise price per share of the Company’s common stock, par value $0.001 per share, purchasable thereunder and become eligible to receive a special “Cash Bonus” (as defined in the Offer) from the Company, all upon the terms and subject to the conditions set forth in the Offer. Alternatively, certain tendered Eligible Options may, in lieu of such amendment, be canceled and replaced with new options under the Company’s 2006 Equity Incentive Plan that will have exactly the same terms as the canceled options but will have a new grant date and avoid adverse tax consequences under Section 409A. The Offer is currently set to expire at 11:59 p.m. Pacific Time on August 23, 2007, but may be extended (the “Expiration Date”).

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

The Internet Services Group recorded revenues of $224.7 million during the three months ended June 30, 2007, a 22% increase from the same period last year. During the second quarter of 2007, we experienced continued growth in our Internet Services Group primarily due to an increase in domain name registrations and an increase in the sale of SSL certificates. Our active domain names ending in .com and .net increased 27% from the same period last year. Our installed base of SSL certificates increased 70% from the same period last year.

Our Communications Services Group recorded revenues of $138.5 million during the second quarter of 2007, down 32% from the same period last year. The decline was primarily related to the divestiture of our majority stake in Jamba which recorded revenues of $71.7 million during the second quarter, of 2006. These revenues were offset by an increase in revenues from our professional communication consulting services which increased $13.8 million during the second quarter, as compared to the same period last year, as a result of our acquisition of inCode Telecom Group, Inc. (“inCode”).

Acquisitions and Dispositions

On January 31, 2007, we finalized two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and we own a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other is based in the United States. We contributed our Jamba “business to consumer”

business to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S.-based joint venture. Fox paid us approximately $192.4 million in cash for our contribution of the Jamba business and we paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. We recognized a gain of approximately $75.0 million upon the divestiture of majority stake in Jamba and recorded our interests in the joint ventures as investments in unconsolidated entities.

Critical Accounting Policies and Significant Management Estimates

We have made no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, on January 1, 2007. FIN 48 is an interpretation of FASB Statement 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. We record transaction-based taxes on a net basis. These taxes are recorded as current liabilities until remitted to the relevant government authority.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, (“SFAS 157”), “Fair Value Measurements”. We are currently evaluating the effect of SFAS 159 and the impact it will have on our financial position and results of operations.

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

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues is presented below.

	2007	2006	Change
	(Dollars in thousands)
Three months ended:
Internet Services Group	$224,697	$184,422	22%
Communications Services Group	138,520	203,410	(32)%

Total revenues	$363,217	$387,832	(6)%

Six months ended:
Internet Services Group	$436,332	$359,993	21%
Communications Services Group	299,934	397,948	(25)%

Total revenues	$736,266	$757,941	(3)%

Internet Services Group

Internet Services Group revenues increased $40.3 million and $76.3 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. Our security services revenues increased $15.6 million and $27.7 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year as a result of an increase in the installed base of SSL certificates and increased demand for our managed security services. Information services revenues increased approximately $21.6 million and $44.4 million, for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year as a result of an increase in managed active domain names ending in .com and .net. Our professional security consulting revenues increased $3.1 million and $4.2 million, for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year as a result of an increase in demand of our professional consulting services in the network security and the public service sector.

The following table compares active domain names ending in .com and .net managed by our information services business and the approximate installed base of SSL certificates in our commerce site services business as of June 30, 2007 and 2006:

	June 30,		% Change
	2007	2006
Active domain names ending in .com and .net	73.0 million	57.5 million	27%
Installed base of SSL certificates	883,000	520,000	70%

The GeoTrust acquisition in September 2006 increased our installed base of SSL certificates by an additional 294,000 units. Excluding the GeoTrust acquisition, the installed base of SSL certificates increased by 13% compared to the same period last year.

Communications Services Group

Communications Services Group revenues decreased approximately $64.9 million and $98.0 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. Revenues from our Jamba business-to-consumer content services decreased $72.4 million and $122.2 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year as a result of the joint ventures with Fox and the related deconsolidation of Jamba in January 2007.

Communication and Commerce services revenues, which include our network services, intelligent database services, billing and payments services and clearing and settlement services, decreased approximately $14.6 million and $29.0 million, for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. Network services revenues decreased due to increased customer direct connects and pricing pressures. Commerce revenues decreased due to key customer losses for the prepaid and clearing businesses. These declines were partially offset by increases in revenues from digital content services, which includes messaging services and mobile content delivery services, of $8.4 million and

$25.7 million, for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. These increases were primarily the result of our business acquisition in the second quarter of 2006 and an increase in the volume of our premium short messaging and multimedia mobile messaging services. Professional consulting revenues for our communication services increased by approximately $13.8 million and $27.4 million, for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year, which was primarily due to the acquisition of inCode in November 2006.

Revenues by Geographic Region

The following tables show a comparison of our revenues by geographic region:

	Three Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
Americas:
United States	$309,428	$269,233	15%
Other (1)	7,197	9,954	(28%)

Total Americas	316,625	279,187	13%
EMEA (2)	22,627	77,210	(71%)
APAC (3)	23,965	31,435	(24%)

Total revenues	$363,217	$387,832	(6%)

	Six Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
Americas:
United States	$607,202	$530,418	14%
Other (1)	18,016	18,869	(5)%

Total Americas	625,218	549,287	14%
EMEA (2)	62,751	152,285	(59)%
APAC (3)	48,297	56,369	(14)%

Total revenues	$736,266	$757,941	(3%)

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $37.4 million and $75.9 million in the Americas region for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year, primarily due to an increase in the demand for domain names ending in .com and .net, an increase in the installed base of SSL certificates, an increase in demand for our managed security services and professional consulting services. Revenues in the EMEA region decreased $54.6 million and $89.5 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year, primarily due to the decrease in mobile content services that resulted from the divestiture of our majority stake in Jamba in January 2007. APAC revenues decreased $7.5 million and $8.1 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year, primarily due to a decrease in communication services revenues in the region, that resulted from pricing pressures, offset by an increase in security services revenues in Japan and APAC affiliate revenues.

Cost of revenues

Cost of revenues consist primarily of content licensing costs, carrier costs for our SS7 and IP-based networks, costs related to providing digital certificate enrollment and issuance services, billing services, operational costs for the domain name registration business, customer support and training, consulting and development services, operational costs related to the management and monitoring of our clients’ network security infrastructures, labor costs to provide security and communications consulting, and costs of facilities and computer equipment used in these activities.

A comparison of cost of revenues is presented below:

	Three Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
Cost of revenues	$147,836	$145,715	1%
Percentage of revenues	41%	38%

	Six Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
Cost of revenues	$298,476	$282,682	6%
Percentage of revenues	41%	37%

Cost of revenues increased approximately $2.1 million and $15.8 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. Salary and employee benefits increased $4.3 million and $13.1 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year primarily due to an increase in headcount resulting from our business acquisitions in late 2006 offset by a reduction in headcount due to the 2007 restructuring plan. Telecommunication expenses increased $3.1 million and $4.5 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries. Expenses related primarily to redeployed employees of $3.3 million and $6.5 million were included in cost of revenues from the general and administrative expense category during the three and six months ended June 30, 2007, respectively, due to the realignment of business divisions as a result of the 2007 restructuring plan. Direct cost of revenues decreased $7.9 million and $7.2 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year primarily due to a decrease in third-party expenses as a result of the divestiture of a majority stake in Jamba.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
Sales and marketing	$63,890	$92,809	(31)%
Percentage of revenues	18%	24%

	Six Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
Sales and marketing	$142,840	$183,359	(22)%
Percentage of revenues	19%	24%

Sales and marketing expenses decreased $28.9 million and $40.5 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. Advertising and marketing expenses decreased $30.6 million and $55.8 million, respectively, as compared to the same periods last year primarily due to a reduction in spending in our content services business as a result of the divestiture of our majority stake in Jamba. Salary and employee benefit costs increased $1.5 million and $12.1 million, respectively, as compared to the same periods last year primarily due to an increase in headcount resulting from our business acquisitions in 2006 offset by a reduction in headcount due to the 2007 restructuring plan, and an increase in stock-based compensation expense. Expenses related primarily to redeployed employees of $0.7 million and $2.0 million were included in sales and marketing from the general and administrative expense category during the three and six months ended June 30, 2007, respectively, due to the realignment of business divisions as a result of the 2007 restructuring plan.

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

A comparison of research and development expenses is presented below:

	2007	2006	% Change
	(Dollars in thousands)
Three months ended:
Research and development	$36,254	$31,021	17%
Percentage of revenues	10%	8%

Six months ended:
Research and development	$81,416	$59,280	37%
Percentage of revenues	11%	8%

Research and development expenses increased approximately $5.2 million and $22.1 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. Salary and employee benefit expenses increased $3.9 million and $11.8 million, respectively, as compared to the same periods last year primarily due to an increase in headcount resulting from our business acquisitions in 2006 offset by a reduction in headcount due to the 2007 restructuring plan. Contract and professional services expenses decreased $2.7 million for the three months ended June 30, 2007, as compared to the same periods last year primarily due to an increase in projects in which we capitalize outside services. Expenses related primarily to redeployed employees of $2.8 million and $7.0 million were included in research and development from the general and administrative expense category during the three and six months ended June 30, 2007, respectively, due to the realignment of business divisions as a result of the 2007 restructuring plan.

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

A comparison of general and administrative expenses is presented below:

	2007	2006	% Change
	(Dollars in thousands)
Three months ended:
General and administrative	$77,142	$59,297	30%
Percentage of revenues	21%	15%

Six months ended:
General and administrative	$128,731	$119,812	7%
Percentage of revenues	17%	16%

General and administrative expenses increased approximately $17.8 million and $8.9 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. Salary and employee benefit costs increased approximately $20.8 million and $23.5 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year primarily due to an increase in headcount resulting from our business acquisitions in

2006, plan and $21.4 million in stock-based compensation and severance charges related to our former Chief Executive Officer offset by a reduction in headcount due to the 2007 restructuring. Expenses related primarily to redeployed employees of $6.8 million and $15.5 million in general and administrative were allocated into the other expense categories during the three and six months ended June 30, 2007, respectively, due to the realignment of business divisions as a result of the 2007 restructuring plan.

Restructuring, impairments and other charges (reversals), net

A comparison of restructuring, impairments and other charges (reversals), net, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
2007 restructuring plan charges	$4,051	$—	$28,732	$—
2002 and 2003 restructuring plan charges (reversals), net	48	(7,604)	142	(6,144)

Total restructuring charges (reversals), net	4,099	(7,604)	28,874	(6,144)
Impairments and other charges	11,080	—	13,317	1,949

Total restructuring, impairments and other charges (reversals), net	$15,179	$(7,604)	$42,191	$(4,195)

2007 Restructuring Plan

In January 2007, we initiated a restructuring plan to execute a company-wide reorganization replacing our previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities and other charges as described in Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net”, of the Notes to Condensed Consolidated Financial Statements.

2002 and 2003 Restructuring Plan

In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated a plan to restructure our operations to rationalize, integrate and align resources.

Impairments of other intangible assets and other charges

During the three and six months ended June 30, 2007, we wrote-off approximately $4.8 million of other intangible assets specifically related to a significant change in the operations of an asset group. During the six months ended June 30, 2006, we wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

Other charges comprised of excess and obsolete property and equipment that were impaired, disposed of or abandoned. During the three and six months ended June 30, 2007, respectively, we recorded other charges of approximately $6.2 million and $8.5 million, respectively, primarily for the abandonment of obsolete property and equipment and impairment specifically related to a significant change in the operations of an asset group.

Amortization of other intangible assets

A comparison of amortization of other intangible assets is presented below:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
(In thousands)
$29,669	$31,832	$61,456	$59,832

Amortization of other intangible assets decreased approximately $2.1 million for the three months ended June 30, 2007, as compared to the same period last year primarily due to not amortizing the other intangible assets of Jamba as a result of the divestiture of our majority stake in January 2007. Amortization of other intangible assets increased approximately $1.6 million for the six months ended June 30, 2007, as compared to the same period last year primarily due to other intangible assets associated with business acquisitions in late 2006, partially offset by a decrease in the amortization of other intangible assets of Jamba.

Acquired in-process research and development

During the three and six months ended June 30, 2006, we wrote off $4.6 million and $15.5 million of in-process research and development (“IPR&D”), respectively. The IPR&D was related to our acquisitions of Kontiki and M-Qube

Other income, net

Other income, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, gains and losses on the sale or impairment of equity investments, gains and losses on divestiture of subsidiary, unrealized gains and losses on joint venture call options and the net effect of foreign currency gains and losses.

A comparison of other income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Interest income	$8,271	$6,751	$16,848	$14,325
Interest expense	(354)	(1,826)	(2,582)	(1,826)
Net gain (loss) on sale of investments	56	(28)	885	21,246
Unrealized gain on joint venture call options	3,755	—	3,755	—
Net gain on divestiture of majority stake in Jamba	—	—	74,999	—
Other, net	(879)	49	(1,669)	(78)

Total other income, net	$10,849	$4,946	$92,236	$33,667

Other income, net, increased approximately $5.9 million and $58.6 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. Interest income increased approximately $1.5 million and $2.5 million during the three and six months ended June 30, 2007, respectively, primarily as a result of higher cash balances as compared to the same periods last year. Interest expense decreased approximately $1.5 million for the three months ended June 30, 2007, as compared to the same period last year, primarily due to reduced interest expense related to our borrowings under the credit facility as described in Note 9, “Credit Facility”, of the Notes to Condensed Consolidated Financial Statements. During the three months ended June 30, 2007, we recorded a $3.8 million unrealized gain on joint venture call options as described in Note 3, “Joint Ventures”, of the Notes to the Condensed Consolidated Financial Statements. Due to the fact that we are required to mark-to-market the fair value of these call options at each reporting period, such revaluation could result in a gain or loss.

Earnings from unconsolidated entities, net of tax

Earnings from unconsolidated entities, net of tax, represents the net income earned from the joint ventures entered into with Fox during the six months ended June 30, 2007, as described in Note 3, “Joint Ventures”, of the Notes to Condensed

Consolidated Financial Statements. We recorded earnings, net of tax, of approximately $1.7 million and $2.2 million from the joint ventures for the three and six months ended June 30, 2007, respectively.

Minority interest, net of tax

Minority interest, net of tax, represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Minority interest	$82	$(758)	$(487)	$(1,405)

Minority interest, net of tax, decreased during the three and six months ended June 30, 2007, respectively, as compared to the same periods last year primarily due to additional tax expenses associated with our VeriSign Japan subsidiary which resulted in lower net income.

Income tax expense

For the three and six months ended June 30, 2007 we recorded an income tax expense of $11.6 million and $20.4 million, respectively, compared to an income tax benefit of $341.5 million and $317.3 million, respectively, for the same periods in 2006. Although we had a net loss from continuing operations in the three months ended June 30, 2007, we had income tax expense due to interim period rules relating to the allocation of tax expense on a per-jurisdiction basis. For the three and six months ended June 30, 2006, the tax benefit was primarily attributed to a release of the valuation allowance on deferred tax assets.

We apply a valuation allowance to certain deferred tax assets which we do not believe that it is more likely than not that they will be realized. These deferred assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

We adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in income tax reserves of $9.3 million, an increase in long-term deferred tax assets of $28.7 million, and a decrease in the January 1, 2007 accumulated deficit balance of $38.0 million. At the adoption date of January 1, 2007, the unrecognized tax benefit for income taxes associated with uncertain tax positions was $87.6 million. Interest and penalties related to income tax liabilities are included in income tax expense. At January 1, 2007, we had $8.4 million of accrued interest and penalties. For the quarter ended June 30, 2007, we expensed an additional amount of $0.7 million for interest and penalties related to income tax liabilities through income tax expense.

Liquidity and Capital Resources

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Cash and cash equivalents	$656,517	$478,749
Short-term investments	94,308	198,656

Subtotal	750,825	677,405
Restricted cash and investments	48,361	49,437

Total	$799,186	$726,842

At June 30, 2007, our principal source of liquidity was $750.8 million of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

Net cash provided by operating activities

Net cash provided by operating activities of approximately $155.0 million for the six months ended June 30, 2007 consisted of net income of $57.0 million plus non-cash items totaling $107.7 million, which primarily included depreciation of property and equipment of approximately $55.6 million, amortization of other intangible assets of approximately $61.5 million, restructuring, impairments and other charges of approximately $42.2 million, stock-based compensation and other of $42.0 million, primarily offset by a gain on the divestiture of majority stake in Jamba of approximately $75.0 million, a $3.8 million unrealized gain on joint venture call options, income from unconsolidated entities of $2.2 million and deferred income taxes of approximately $11.5 million. Changes in operating assets and liabilities decreased operating cash flow by $9.7 million.

Net cash provided by investing activities

Net cash provided by investing activities of approximately $219.4 million for the six months ended June 30, 2007 was primarily attributed to net proceeds from the divestiture of majority stake in Jamba, net of cash contributed thereon, of $152.6 million, net proceeds from the maturities and sales of investments of $112.3 million and a decrease in other assets of $2.0 million, partially offset by purchases of property and equipment of $47.5 million.

Net cash used in financing activities

Net cash used in financing activities of approximately $198.9 million for the six months ended June 30, 2007 was primarily related to repayment of short-term debt of $199.0 million.

Net cash used in discontinued operations

Net cash used in operating activities from discontinued operations of approximately $3.3 million for the six months ended June 30, 2007 was primarily from net income and changes in operating assets and liabilities.

Other Liquidity and Capital Resources Information

On February 28, 2007, the outstanding loan balance under the Facility, as described in Note 9, “Credit Facility”, of our Notes to Condensed Consolidated Financial Statements, of $199.0 million was repaid. As of June 30, 2007, there were no outstanding borrowings under the Facility. Any borrowings under the Facility will be used for working capital, capital expenditures, permitted acquisitions and repurchases of VeriSign’s common stock and other lawful corporate purposes. As of June 30, 2007, we were not in compliance with certain covenants under the Credit Agreement that requires us to deliver specified financial statements, compliance certificates and certain other documents to our Lenders. As of the date of the filing of this report, VeriSign was in compliance with all covenants under the Credit Agreement.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. The restructuring liability is included on the balance sheet as accrued restructuring costs. Amounts related to the lease terminations due to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $4.1 million over the next five years relating to our restructuring plans. Cash payments totaling approximately $8.6 million related to the abandonment of excess facilities will be paid over the next five years. See Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net”, of our Notes to Condensed Consolidated Financial Statements.

On May 16, 2006, our Board of Directors authorized a $1 billion stock repurchase program to repurchase shares of our common stock on the open market, or in negotiated or block trades. During the six months ended June 30, 2007, no shares were repurchased. At June 30, 2007, approximately $984.7 million remained available for future repurchases under this program.

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

Equity investments

We invest in debt and equity securities of technology companies for investment purposes. In most instances, we invest in the equity and debt securities of private companies for which there is no public market, and therefore, carry a high level of risk. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During the six months ended June 30, 2007 and 2006, we determined that there were no other-than-temporary declines in the value of our non-public equity investments. Due to the inherent risks associated with investments, we may incur future losses on the sale or impairment of our investments.

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

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value of our fixed income securities in our short-term investments portfolio as of June 30, 2007, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS, 100 BPS, and 150 BPS.

Uniform decrease in interest rates						Uniform increase in interest rates
-1.50%	-1.00%	-0.50%	-0.25%	0.00%	0.25%	0.50%	1.00%	1.50%
1,352	902	451	225	—	(225)	(451)	(902)	(1,352)

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

At June 30, 2007, we held forward contracts in notional amounts totaling approximately $44.7 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

ITEM 4.	CONTROLS AND PROCEDURES

An Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and prices that were subsequently modified. Consequently, in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), we restated the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the fiscal years ended December 31, 2005 and December 31, 2004. In addition, we restated the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2006.

Details of the independent review, the restatement and its underlying circumstances are discussed in the Explanatory Note and in Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements reporting our 2006 Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2007. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting as disclosed in Item 9A, Controls and Procedures, of our 2006 Form 10-K. Our management, based upon the substantial work performed during the preparation of this report, has concluded that our condensed consolidated financial statements for the periods covered by and included in this report are prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of the SEC and are a fair presentation of our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

Subsequent to December 31, 2006 our Board of Directors approved additional internal control policies and procedures intended to remediate the material weakness. As of the date of this filing, we have implemented or are in the process of implementing the following corrective actions:

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

As of the date of this filing, we believe that we have made substantial progress in the implementation of the corrective actions noted above and toward remediation of the material weakness disclosed in Item 9A, Controls and Procedures, of our 2006 Form 10-K.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of the ‘584 patent and the Court has dismissed with prejudice all claims of infringement of the ‘584 patent. In its ruling on the claim construction issues, the Court found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Thus, only claim 23 of the ‘737 patent remains in the case. The Court granted the defendants’ motion to strike certain of the Plaintiff’s assertions of infringement, including all charges of infringement under the so-called “doctrine of equivalents.” The Court recently granted the defendants’ motion for summary judgment of no inducement and no contributory infringement. Fact and expert witness discovery are completed. On September 29, 2006, VeriSign filed a Motion for Summary Judgment on Non-Infringement. On October 20, 2006, VeriSign filed a Motion for Summary Judgment on Invalidity. On November 1, 2006, NetMoneyIN filed a Motion for Summary Judgment on Infringement. On July 9, 2007, the Court heard oral argument on the pending motions for summary judgment. On July 13, 2007, the Court issued an order granting summary judgment in favor of VeriSign based on the Court’s finding that claim 23 of the ‘737 patent is invalid, and denying all other pending dispositive motions. Plaintiff may appeal the Court’s invalidity finding. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

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

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in federal court (Port Authority v. Bidzos, et al., and VeriSign), and one in state court (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. VeriSign is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Motions to stay the state court action are pending. On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in state court naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign common stock between April 3, 2002 and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The matter was removed to federal court on June 25, 2007. The identical case was filed in state court under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007. The matter was removed to federal court on July 19, 2007. VeriSign and the individual defendants dispute all of these claims.

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

On January 31, 2007, VeriSign and News Corporation finalized a joint venture giving News Corporation a controlling interest in VeriSign’s wholly owned Jamba subsidiary. Accordingly, effective January 31, 2007, VeriSign transferred to the joint venture direction and control of all litigation, described in prior reports filed with the SEC, relating to Jamba! GmbH and Jamster International Sarl. Litigation and other legal matters covered by that transfer, include, but are not limited to: In Re Jamster Marketing Litigation (multi-district litigation pending in the United States District Court for the Southern District of California, and consisting of the Ford, Page, Herrington, Harmon and Edwards matters), relating to marketing and advertising of mobile phone “ringtones” and other content by Jamba and Jamster; Federal Trade Commission access letter, dated June 2, 2005, seeking information relating to alleged unfair or deceptive acts or practices by Jamster in its advertising, offering and billing for content services and products; Illinois Attorney General Civil Investigative Demand, dated June 30, 2005, requesting information relating to the marketing of Jamster ringtones and other downloadable content; Florida Attorney General Subpoena Duces Tecum, dated October 6, 2005, requesting information related to the marketing of Jamster ringtones and other downloadable content; and GEMA Application for Arbitration, dated February 24, 2006, relating to alleged underpaid royalties in connection with Jamba’s sale of ringtones and other downloadable content.

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

The Ad Hoc Group of independent directors of the Board of Directors conducted a review of our historical stock option granting practices for the period January 1998 through May 2006. During the course of the review, the Ad Hoc Group identified stock option grants with incorrect measurement dates, without required documentation, or with initial grant dates and exercise prices that were subsequently modified. Consequently, we recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants. Details regarding the independent review and of the restatement and its underlying circumstances are discussed in the Explanatory Note in Note 2 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

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

During 2007, we have undertaken various cost reduction and restructuring activities that replaced our previous business unit structure with a functional organization consisting of a combined worldwide sales and services team and an integrated marketing and product development organization. The restructuring, impairments and other charges, net, are approximately $42.2 million for the six months ended June 30, 2007; however, if we incur additional restructuring-related charges, our financial condition and results of operations may suffer. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges. In addition, we have recently experienced changes in our management, which together with these cost reduction and restructuring activities, could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

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

We have a 49% equity interest in two joint ventures related to our former Jamba business. We will recognize our proportionate share of the income or losses of these joint ventures in our consolidated statements of operations. We do not have control over the budget, day-to-day management or many of the other operating expenditures of the joint ventures, and therefore, we cannot predict with certainty the extent of the impact on our financial statements of these joint ventures for any particular period. Accordingly, our share of the income or losses of these joint ventures could materially affect our results of operations in future periods.

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

We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, Latin America and South America. We have approximately 1,240 employees outside the United States. Expansion in these international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violations of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Competition in Naming Services. We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .mobi, .biz, .name, .pro, .aero, ..museum and .coop gTLDs and registries offering services related to ccTLDs. There are currently 16 gTLD registries and over 240 ccTLD registries.

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

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith

10.01	Registrant’s 2006 Equity Incentive Plan, form of Directors Stock Option Agreement.	X

10.02	Employment Offer Letter between the Registrant and Richard H. Goshorn dated April 25, 2007.	X

10.03	Consulting and Separation Agreement between the Registrant and Stratton D. Sclavos effective July 9, 2007.	X

10.04	Severance and General Release Agreement between the Registrant and Rodney A. McCowan dated July 20, 2007.	X

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERISIGN, INC.

Date: August 9, 2007	By:	/S/ WILLIAM A. ROPER, JR.
William A. Roper Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/S/ ALBERT E. CLEMENT
Albert E. Clement Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.01	Registrant’s 2006 Equity Incentive Plan, form of Directors Stock Option Agreement.

10.02	Employment Offer Letter between the Registrant and Richard H. Goshorn dated April 25, 2007.

10.03	Consulting and Separation Agreement between the Registrant and Stratton D. Sclavos effective July 9, 2007.

10.04	Severance and General Release Agreement between the Registrant and Rodney A. McCowan dated July 20, 2007.

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.