Form 10-Q
period 2007-09-30
VERISIGN INC/CA
filed 2007-11-05
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 2007
Common stock, $.001 par value	220,953,447

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,061,312	$478,749
Short-term investments	61,095	198,656
Accounts receivable, net of allowance for doubtful accounts of $5,920 and $8,083 at September 30, 2007 and December 31, 2006, respectively	220,232	241,570
Prepaid expenses and other current assets	116,191	294,955
Deferred tax assets	77,179	81,773
Current assets of discontinued operations	—	36,661

Total current assets	1,536,009	1,332,364

Property and equipment, net	599,202	605,292
Goodwill	1,267,967	1,442,493
Other intangible assets, net	213,246	333,430
Restricted cash	47,406	49,437
Long-term deferred tax assets	183,265	179,023
Other assets	56,511	25,214
Investments in unconsolidated entities	122,866	—
Long-term assets of discontinued operations	—	7,000

Total long-term assets	2,490,463	2,641,889

Total assets	$4,026,472	$3,974,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$317,210	$681,996
Accrued restructuring costs	5,850	3,818
Deferred revenues	525,003	448,414
Short-term debt	—	199,000
Deferred tax liabilities	1,116	1,448
Current liabilities of discontinued operations	—	24,601

Total current liabilities	849,179	1,359,277

Long-term deferred revenues	185,757	159,439
Long-term accrued restructuring costs	1,831	937
Convertible debentures	1,262,608	—
Long-term tax liability	34,777	—
Other long-term liabilities	5,994	5,175
Long-term deferred tax liabilities	13,686	24,849

Total long-term liabilities	1,504,653	190,400

Total liabilities	2,353,832	1,549,677

Minority interest in subsidiaries	52,326	47,716

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 225,486,395, excluding 67,062,812 held in treasury, at September 30, 2007 and 243,844,122, excluding 35,471,662 shares held in treasury, at December 31, 2006	293	279
Additional paid-in capital	22,435,748	23,314,476
Accumulated deficit	(20,815,457)	(20,929,497)
Accumulated other comprehensive loss	(270)	(8,398)

Total stockholders’ equity	1,620,314	2,376,860

Total liabilities and stockholders’ equity	$4,026,472	$3,974,253

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$373,587	$396,418	$1,109,853	$1,154,359

Costs and expenses
Cost of revenues	149,984	143,357	448,460	426,039
Sales and marketing	65,411	94,850	208,251	278,209
Research and development	39,897	33,164	121,313	92,444
General and administrative	59,130	69,049	187,861	188,862
Restructuring, impairments and other charges (reversals), net	2,006	(84)	44,197	(4,279)
Amortization of other intangible assets	29,237	30,978	90,693	90,809
Acquired in-process research and development	—	1,200	—	16,700

Total costs and expenses	345,665	372,514	1,100,775	1,088,784

Operating income	27,922	23,904	9,078	65,575
Other (loss) income, net	(6,204)	4,599	86,032	38,266

Income from continuing operations before income taxes, earnings from unconsolidated entities and minority interest	21,718	28,503	95,110	103,841

Income tax (expense) benefit	(3,501)	(13,769)	(23,871)	303,552
Earnings from unconsolidated entities, net of tax	216	—	2,412	—
Minority interest, net of tax	(2,054)	(719)	(2,541)	(2,124)

Net income from continuing operations	16,379	14,015	71,110	405,269
Net income from discontinued operations, net of tax	1,268	1,259	3,573	3,278
Gain on sale of discontinued operations, net of tax	1,357	—	1,357	—

Net income	$19,004	$15,274	$76,040	$408,547

Basic net income per share from:
Continuing operations	$0.07	$0.06	$0.29	$1.66
Discontinued operations	0.01	—	0.02	0.01

Net income	$0.08	$0.06	$0.31	$1.67

Diluted net income per share from:
Continuing operations	$0.07	$0.06	$0.29	$1.64
Discontinued operations	0.01	—	0.02	0.01

Net income	$0.08	$0.06	$0.31	$1.65

Shares used in per share computation:
Basic	240,054	243,536	242,570	244,620

Diluted	245,537	245,657	247,752	247,005

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$76,040	$408,547
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on divestiture of majority stake in Jamba	(74,999)	—
Gain on sale of discontinued operations	(1,357)	—
Unrealized gain on joint venture call options	(7,747)	—
Realized and unrealized loss on embedded derivative	12,589	—
Depreciation of property and equipment	84,578	78,095
Amortization of other intangible assets	90,693	90,809
Amortization of debt issuance costs	617	177
Acquired in-process research and development	—	16,700
Provision for doubtful accounts	(116)	1,576
Stock-based compensation and other	61,380	49,044
Restructuring, impairments and other charges (reversals), net	44,197	(4,279)
Impairment of equity investment	4,363	—
Net gain on sale of investments	(934)	(21,260)
Earnings from unconsolidated entities, net of tax	(2,412)	—
Minority interest, net of tax	2,541	2,124
Deferred income taxes	16,442	(299,137)
Changes in operating assets and liabilities:
Accounts receivable	(113,268)	42,372
Prepaid expenses and other current assets	133,053	(119,754)
Accounts payable and accrued liabilities	(158,141)	5,307
Deferred revenues	96,719	80,781

Net cash provided by operating activities	264,238	331,102

Cash flows from investing activities:
Purchases of investments	(311)	(536,569)
Proceeds from maturities and sales of investments	144,849	693,731
Purchases of property and equipment	(94,267)	(139,044)
Cash paid in business combinations, net of cash acquired	—	(543,821)
Proceeds received on divestiture of majority stake in Jamba, net of cash contributed	152,643	—
Investments in unconsolidated entities	(17,150)	—
Proceeds from sale of discontinued operations	12,779	—
Net proceeds received on long-term note receivable	—	47,786
Other assets	3,639	125

Net cash provided by (used in) investing activities	202,182	(477,792)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	219,994	52,668
Change in net assets of subsidiary and other	(436)	332
Repurchase of common stock	(1,154,763)	(135,000)
Proceeds from drawdown of credit facility, net of issuance costs	—	295,619
Repayment of short-term debt	(199,000)	(100,000)
Proceeds from issuance of convertible debentures, net of issuance costs	1,224,600	—
Repayment of long-term liabilities	—	(2,362)

Net cash provided by financing activities	90,395	111,257

Effect of exchange rate changes on cash and cash equivalents	2,713	1,020

Net increase (decrease) in cash and cash equivalents	559,528	(34,413)
Cash and cash equivalents at beginning of period	501,784	478,660

Cash and cash equivalents at end of period	1,061,312	444,247
Cash and cash equivalents of discontinued operations at end of period	—	(21,541)

Cash and cash equivalents of continuing operations at end of period	$1,061,312	$422,706

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds received	$17,845	$20,367

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (“VeriSign” or “the Company”) in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, contained in VeriSign’s fiscal 2006 Annual Report on Form 10-K filed with the SEC (the “2006 Form 10-K”) on July 12, 2007, and updated in Form 8-K filed with the SEC on November 2, 2007.

The Company recorded an additional amount of $3.1 million of depreciation expense during the quarter ended September 30, 2007, related to certain software licenses to be in conformity with its accounting policy.

Reclassifications

In September 2007, VeriSign sold its wholly owned Jamba Service GmbH subsidiary (“Jamba Service”), and in November 2005, VeriSign sold its payment gateway business. The associated assets and liabilities of Jamba Service and the payment gateway business have been classified as discontinued operations and their operations have been reported in net income from discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.”

Critical Accounting Policies

VeriSign made no material changes to its critical accounting policies, which are included in its 2006 Form 10-K.

The Company accounts for its contingent convertible debentures and related provisions in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” EITF No. 00-19 (“EITF 00-19”), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and EITF No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’,” EITF No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” and EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” The Company also evaluates the instruments in accordance with SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. EITF 04-08 requires the Company to include the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding convertible debentures in its diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. The Company applies the treasury stock method as it has the intent and current ability to settle the principal amount of the convertible debentures in cash. This method results in incremental dilutive shares when the average fair value of the Company’s common stock for a reporting period exceeds the initial conversion price per share of $34.37.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 15, “Income Taxes.”

In June 2006, the FASB issued EITF No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF 06-3 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. VeriSign records transaction-based taxes on a net basis. These taxes are recorded as current liabilities until remitted to the relevant government authority.

Note 2. Stock-Based Compensation

Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) provides the SEC Staff’s views on a variety of matters relating to stock-based compensation. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Stock-based compensation:
Cost of revenues	$6,545	$2,911	$13,622	$10,221
Sales and marketing	5,345	4,001	14,538	11,184
Research and development	4,813	2,495	10,162	7,337
General and administrative	5,960	6,481	26,244	18,978
Restructuring, impairments and other charges (reversals), net	—	—	2,297	—

Total stock-based compensation	22,663	15,888	66,863	47,720
Tax (benefit) associated with stock-based compensation expense	(4,397)	(4,369)	(16,181)	(11,882)

Net effect of stock-based compensation expense on net income	$18,266	$11,519	$50,682	$35,838

Net effect of stock-based compensation expense on net income per share:
Basic	$0.08	$0.05	$0.21	$0.15

Diluted	$0.07	$0.05	$0.20	$0.15

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and 1998 Employee Stock Purchase Plan (“1998 Purchase Plan”) awards. On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (“2007 Purchase Plan”). The determination of the fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The following table sets forth the weighted average assumptions used to estimate the fair value of the stock options and Purchase Plan awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options:
Volatility	37%	41%	37%	39%
Risk-free interest rate	4.44%	4.86%	4.49%	4.83%
Expected term	3.4 years	3.7	3.32	3.4
Dividend yield	zero	zero	zero	zero
Employee Stock Purchase Plan awards:
Volatility	27%	32%	33%	33%
Risk-free interest rate	4.94%	5.21%	5.20%	5.09%
Expected term	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	zero	zero	zero	zero

During the second quarter of 2007, the Company accelerated some of the outstanding options to purchase shares of the Company’s common stock and restricted stock units held by Mr. Stratton Sclavos, the former Chief Executive Officer. The Company has accounted for the acceleration of the stock-based awards as a modification. As such, the Company recognized $11.0 million of stock-based compensation upon modification.

During the third quarter of 2007, the Company accelerated some of the outstanding options and awards to purchase shares of the Company’s common stock held by Ms. Dana Evan, the former Chief Financial Officer, and another employee, due to their terminations. The Company has accounted for the acceleration of the stock-based awards as a modification. As such, the Company recognized $1.2 million of stock-based compensation expense upon modification.

Employee Stock Purchase Plans

The Company resumed its employee payroll withholdings for the purchase of its common stock under the 1998 Purchase Plan during July 2007. The Company allowed its employees affected by the earlier suspension of the 1998 Purchase Plan to make catch-up payments to their accounts under the 1998 Purchase Plan for the lost payroll contributions attributable to the period when the Company was not current in its reporting obligations under the Securities Exchange Act of 1934. The Company also allowed employees to increase their contribution withholding percentages from 15% up to a maximum of 25% of their compensation, subject to applicable U.S. Internal Revenue Service (“IRS”) limits, effective August 1, 2007. The Company has accounted for the increases in employee payroll withholdings as modifications. The Company recorded $12.1 million and $16.9 million of stock-based compensation expense for the purchase plans for the three and nine months ended September 30, 2007, respectively.

Market-based Restricted Stock Units

During the three months ended September 30, 2007, the Compensation Committee of our Board of Directors approved grants of 580,406 market-based restricted stock units related to stock-price appreciation and a service

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

condition. The Company used the Monte-Carlo simulation option-pricing model to determine the fair value of these awards. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The stock-based compensation expense is recognized over the requisite service period for each award. The Company recorded $0.5 million of stock-based compensation for the market-based awards for the three months ended September 30, 2007.

Note 3. Joint Ventures

On January 31, 2007, VeriSign entered into two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other, US Mobile Holdings LLC, is based in the United States. VeriSign contributed 51% of its stake in its wholly owned subsidiary Jamba’s business to consumer business to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S.-based joint venture. Fox paid VeriSign approximately $192.4 million in cash for the divestiture of 51% of its stake in Jamba and VeriSign paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. The Company recognized a gain of approximately $75.0 million upon the divestiture of its majority stake in Jamba and recorded its interests in the joint ventures as investments in unconsolidated entities as of September 30, 2007. The Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2007, includes one month of Jamba’s consolidated activity. The Company invested an additional amount of $17.2 million in the unconsolidated entities during the three months ended September 30, 2007.

In connection with the joint ventures, VeriSign and Fox entered into various put and call agreements. VeriSign has the option (“the put”) to sell all of its interests in the joint ventures to Fox at particular times within five years of the date of the agreements at prices determined pursuant to the terms of the put and call agreements. Fox has the option (“the call”) to purchase all of VeriSign’s interests in the joint ventures at particular times within five years of the date of the agreements at a price determined pursuant to the put and call agreements. The Company calculated the initial fair value of its written call options to be $10.9 million using the Black-Scholes option-pricing model. The Company has recorded the fair value of the call options within other long-term liabilities, and will mark-to-market the call options at each reporting period. For the three and nine months ended September 30, 2007, the Company recorded an unrealized gain of $4.0 million and $7.7 million, respectively, on joint venture call options within Other (loss) income, net. The fair value of the written call options was $3.2 million as of September 30, 2007.

Note 4. Discontinued Operations

On September 1, 2007, the Company sold Jamba Service for $12.8 million in cash and recorded a net gain totaling $1.4 million. Jamba Service was part of the Communications Services Group segment.

In November 2005, VeriSign sold its payment gateway business which was part of the Internet Services Group segment.

In connection with the sale of the payment gateway business, the Company entered into a Transitional Service Agreement (“TSA”) with PayPal to provide certain transitional network and customer support services.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The associated assets and liabilities of Jamba Service and the payment gateway businesses have been classified as discontinued operations and their operations reported in net income from discontinued operations for all periods presented in accordance with SFAS 144.

The following table represents operations from the Jamba Service and the payment gateway businesses and the components of earnings from the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenues (1)	$3,065	$2,974	$11,868	$8,573

Income from discontinued operations before income taxes (1)	$2,075	$1,913	$5,847	$4,702
Income tax expense (2)	(807)	(654)	(2,274)	(1,424)

Net income from discontinued operations	$1,268	$1,259	$3,573	$3,278

(1)	The disposed payment gateway business did not have any operating activity for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2007, Jamba Service operating activity was recorded through August 31, 2007.
(2)	The tax rate applied to income from the Jamba Service subsidiary was equivalent to the German corporate and trade statutory tax rates of 38.90% for the three and nine months ended September 30, 2007 and 39.17% for the three and nine months ended September 30, 2006, respectively.

The following table presents the carrying amounts of major classes of assets and liabilities relating to Jamba Service and the payment gateway businesses:

	September 30, 2007	December 31, 2006
	(In thousands)
Assets: (1)
Cash and cash equivalents	$—	$23,035
Accounts receivable, net	—	11,201
Prepaid expenses and other current assets	—	95
Deferred tax assets	—	2,330

Current assets of discontinued operations	—	36,661
Long-term assets	—	7,000

Total assets of discontinued operations	$—	$43,661

Liabilities: (1)
Accounts payable and accrued liabilities	$—	$18,068
Deferred revenues	—	6,533

Current liabilities of discontinued operations	—	24,601

Total liabilities of discontinued operations	$—	$24,601

(1)	As of September 30, 2007, there were no assets or liabilities attributable to the Jamba Service and the disposed payment gateway businesses.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Restructuring, Impairments and Other Charges (Reversals), Net

A comparison of restructuring, impairments and other charges (reversals), net, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
2007 restructuring plan charges	$1,577	$—	$30,309	$—
2002 and 2003 restructuring plan (reversals) charges, net	(51)	(84)	91	(6,228)

Total restructuring charges (reversals), net	1,526	(84)	30,400	(6,228)
Impairments and other charges	480	—	13,797	1,949

Total restructuring, impairments and other charges (reversals), net	$2,006	$(84)	$44,197	$(4,279)

2007 Restructuring Plan

In January 2007, VeriSign initiated a restructuring plan to execute a company-wide reorganization replacing the previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, and other exit costs. To date, VeriSign has recorded $30.3 million in restructuring charges under its 2007 restructuring plan.

Workforce reduction: VeriSign recorded restructuring charges related to workforce reduction in accordance with SFAS No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43,” since benefits were provided pursuant to a severance plan which used a standard formula of paying benefits based upon tenure with the Company. The accounting for these restructuring charges has met the four requirements of SFAS 112 which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. The 2007 restructuring plan will result in a workforce reduction of approximately 350 employees across both segments which started in the first quarter of 2007, followed by the next four quarters. All severance related charges will be paid by the end of the first quarter of 2008.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidated restructuring charges associated with the 2007 restructuring plan are as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(In thousands)
Workforce reduction	$(2,274)	$21,024
Excess facilities	2,707	5,191
Other exit costs	1,144	4,094

Total restructuring charges	$1,577	$30,309

For the nine months ended September 30, 2007, approximately $2.3 million of the workforce reduction charges related to stock-based compensation for certain severed employees.

At September 30, 2007, the accrued restructuring costs associated with the 2007 restructuring plan are $5.8 million and consist of the following:

	Restructuring Charges	Cash Payments	Non-cash Write-offs	Accrued Restructuring Costs at September 30, 2007
	(In thousands)
Workforce reduction	$21,024	$(16,865)	$(2,315)	$1,844
Excess facilities	5,191	(1,571)	5	3,625
Other exit costs	4,094	(3,720)	—	374

Total accrued restructuring costs	$30,309	$(22,156)	$(2,310)	$5,843

Included in current portion of accrued restructuring costs				$4,012

Included in long-term portion of accrued restructuring costs				$1,831

Cash payments totaling approximately $6.0 million related to the abandonment of excess facilities under the 2007 restructuring plan will be paid over the respective lease terms, the longest of which extends through 2011. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2007 (remaining 3 months)	$417	$—	$417
2008	1,950	(295)	1,655
2009	1,228	(688)	540
2010	1,252	(692)	560
2011	994	(541)	453

	$5,841	$(2,216)	$3,625

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2002 and 2003 Restructuring Plans

As of September 30, 2007, the Company had accrued restructuring costs of $1.9 million, primarily pertaining to future excess facility charges accrued in connection with the sale of its Network Solutions business and the restructuring of business units and operations. The Company expects to pay these obligations over the life of the related obligations, which extends through 2008. During the three and nine months ended September 30, 2007, the Company paid $0.8 million and $3.0 million, respectively, for facility charges associated with both restructuring plans.

Impairments and Other Charges

The following table presents the impairments and other charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Impairment of other intangibles assets	$—	$—	$4,849	$1,950
Other charges	480	—	8,948	(1)

Total impairments and other charges	$480	$—	$13,797	$1,949

Impairment of other intangible assets

During the nine months ended September 30, 2007, VeriSign wrote-off approximately $4.8 million of other intangible assets specifically related to a significant change in the operations of an asset group. During the nine months ended September 30, 2006, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

Other charges

Other charges comprised of excess and obsolete property and equipment that were impaired, disposed of or abandoned. During the three and nine months ended September 30, 2007, VeriSign recorded other charges of approximately $0.5 million and $8.9 million, respectively, primarily for the abandonment of obsolete property and equipment and impairment specifically related to a significant change in the operations of an asset group.

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments during the nine months ended September 30, 2007:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
Balance at December 31, 2006	$415,792	$1,026,701	$1,442,493
Adjustment for divestiture of Jamba and sale of Jamba Service	—	(180,249)	(180,249)
Other adjustments (1)	712	5,011	5,723

Balance at September 30, 2007	$416,504	$851,463	$1,267,967

(1)	VeriSign makes certain goodwill adjustments after the initial purchase to acquired companies for income tax adjustments, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VeriSign’s other intangible assets are comprised of:

	As of September 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$457,898	$(376,425)	$81,473
Technology in place	226,593	(155,454)	71,139
Carrier relationships	36,300	(7,346)	28,954
Non-compete agreement	32,450	(17,012)	15,438
Trade name	13,646	(3,966)	9,680
Other	10,340	(3,778)	6,562

Total other intangible assets	$777,227	$(563,981)	$213,246

	As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$459,088	$(331,279)	$127,809
Technology in place	237,238	(138,866)	98,372
Carrier relationships	64,000	(15,345)	48,655
Non-compete agreement	40,196	(13,785)	26,411
Trade name	34,557	(11,480)	23,077
Other	11,250	(2,144)	9,106

Total other intangible assets	$846,329	$(512,899)	$333,430

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fully amortized other intangible assets are not included in the above tables. For the three months ended September 30, 2007 and 2006, amortization of other intangible assets was $29.2 million and $31.0 million, respectively. For the nine months ended September 30, 2007 and 2006, amortization of other intangible assets was $90.7 million and $90.8 million, respectively. Estimated future amortization expense related to other intangible assets at September 30, 2007 is as follows:

(In thousands)
2007 (remaining 3 months)	$25,480
2008	53,815
2009	45,152
2010	33,986
2011	22,996
Thereafter	31,817

$213,246

Note 7. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Prepaid expenses	$31,814	$73,374
Other current assets	84,377	141,581
Securities litigation receivable	—	80,000

Total prepaid expenses and other current assets	$116,191	$294,955

The Company recorded an $80.0 million receivable for the settlement of the Securities Litigation and Derivative Litigation as of December 31, 2006. Under the terms of the settlement, liability insurers for the Company and its directors and officers paid $80.0 million in settlement of the lawsuits during the three months ended March 31, 2007.

Other Assets

Other assets consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Long-term note receivable	$15,000	$—
Long-term investments	3,701	11,234
Debt issuance costs	28,385	3,027
Security deposits and other	9,425	10,953

Total other assets	$56,511	$25,214

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Long-term note receivable as of September 30, 2007, included a working capital loan provided under a promissory note to the joint ventures described in Note 3, “Joint Ventures.” The promissory note bears an interest rate of 6% per annum and is receivable in December 2011. The promissory note may be optionally prepaid by the borrower at any time before maturity.

During the three months ended September 30, 2007, the Company recorded approximately $4.4 million for an other-than-temporary impairment of an equity investment.

Debt issuance costs as of September 30, 2007, primarily included costs incurred upon the issuance of the convertible debentures, as described in Note 10, “Junior Subordinated Convertible Debentures.”

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Accounts payable	$9,519	$33,903
Employee compensation	97,405	109,775
Customer deposits	99,559	73,845
Taxes payable and other tax liabilities	31,720	226,342
Other accrued liabilities	79,007	158,131
Securities litigation payable (1)	—	80,000

Total accounts payable and accrued liabilities	$317,210	$681,996

(1)	VeriSign recorded an $80.0 million payable for the settlement of the In re: VeriSign, Inc. Securities Litigation and In re: VeriSign, Inc. Derivative Litigation. Under the terms of the settlement, liability insurers for the Company and its directors and officers paid $80.0 million in settlement of the lawsuits during the three months ended March 31, 2007.

Note 8. Comprehensive Income

Comprehensive income consists of net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$19,004	$15,274	$76,040	$408,547
Change in unrealized (loss) gain on investments, net of tax	(493)	1,909	2,389	2,566
Foreign currency translation adjustments	7,210	(581)	5,739	1,608

Comprehensive income	$25,721	$16,602	$84,168	$412,721

Note 9. Credit Facility

On June 7, 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

“Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. On February 28, 2007, the outstanding loan balance under the Facility of $199.0 million was repaid. As of September 30, 2007, there were no outstanding borrowings under the Facility. The terms of the Credit Agreement and the Facility are more fully described in VeriSign’s 2006 Form 10-K.

On September 17, 2007, VeriSign, Inc. entered into an amendment agreement with Bank of America, N.A., as Administrative Agent and several financial institutions to amend the Credit Agreement. The amendment added certain covenants related to the indenture that VeriSign entered into with U.S. Bank National Association, as Trustee, on August 20, 2007, and VeriSign’s issuance of $1.25 billion aggregate principal amount of 3.25% convertible debentures due 2037 as described in Note 10, “Junior Subordinated Convertible Debentures.” Pursuant to the terms of the Amendment, the debentures are not included in the definition of “Consolidated Funded Indebtedness” in the Credit Agreement, and thus, the debentures are not included in the calculation of the Consolidated Leverage Ratio (as defined in the Credit Agreement), which was decreased such that it cannot exceed 1.50 to 1.00 at any time during any period of four fiscal quarters. VeriSign also agreed in the amendment that it would not enter into certain specified types of amendments to the debentures and indenture, and an event of default under the indenture would be an event of default under the Credit Agreement.

Note 10. Junior Subordinated Convertible Debentures

In August 2007, VeriSign issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures are initially convertible, subject to certain conditions, into shares of the Company common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest.

The Company received net proceeds of approximately $1.22 billion after deduction of $25.4 million of costs incurred upon the issuance of the convertible debentures. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on August 15 and February 15, beginning on February 15, 2008. Interest expense related to the debentures for the three months ended September 30, 2007, was approximately $4.7 million and was included in Other (loss) income, net. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on August 15, 2014, and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

On or after August 15, 2017, the Company may redeem all or part of the debentures for the principal amount plus any accrued and unpaid interest if the closing price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption. Upon conversion, the Company has the intent and the current ability to pay the holder the cash value of the applicable number of shares of the Company’s common stock, up to the principal amount of the debentures. If the conversion value exceeds $1,000, the Company may also deliver, at its option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000 (“conversion spread”).

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Holders of the debentures may convert their debentures at the applicable conversion rate, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter beginning after December 31, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last trading day of such preceding fiscal quarter;

•

during the five business-day period after any 10 consecutive trading-day period in which the trading price per debenture for each day of that 10 consecutive trading-day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day;

•	if the Company calls any or all of the debentures for redemption, at any time prior to the close of business on the trading day immediately preceding the redemption date;

•	upon the occurrence of specified corporate transactions as specified in the indenture governing the debentures; or

•	at any time on or after May 15, 2037, and prior to the maturity date.

In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require VeriSign to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of September 30, 2007, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments, over-allotment option, and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures was $11.4 million including $7.8 million for the contingent interest payment features and $3.6 million for the over-allotment option feature, which is accounted for as a discount on the debentures. The over-allotment feature was revalued at $12.6 million on the date of exercise at August 28, 2007, which is accounted for as a premium on the debentures. The debt discount and the debt premium are being accreted to the face value of the debentures as interest expense and interest income, respectively, over 30 years. Any change in the fair value of this embedded derivative will be included in Other (loss) income, net. The fair value of the derivative as of September 30, 2007, was $11.4 million.

The balance of the convertible debentures at September 30, 2007, was $1.26 billion, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with EITF 00-19, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Under the terms of the debentures, the Company is required to file a shelf registration statement covering resale of the debentures and any common stock issuable upon conversion of the debentures with the SEC and to use reasonable efforts to cause the shelf registration statement to be declared effective within 200 days of the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

closing of the offering of the debentures. In addition, the Company must use reasonable efforts to maintain the effectiveness of the shelf registration statement for a period of two years after the closing of the offering of the debentures, subject to certain rights to suspend use of the shelf registration statement set forth in the registration rights agreement and the other limitations. If the Company fails to meet these terms, it will be required to pay additional interest on the debentures at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. The Company filed the shelf registration statement with the SEC on November 2, 2007.

Note 11. Calculation of Net Income Per Share

Basic net income per share is computed by dividing net income (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to dilutive common equivalent shares, including unvested stock options, unvested restricted stock units, employee stock purchases, warrants and the conversion spread relating to the convertible debentures using the treasury stock method.

The following table represents the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net income:
Net income from continuing operations	$16,379	$14,015	$71,110	$405,269
Net income from discontinued operations	1,268	1,259	3,573	3,278
Gain on sale of discontinued operations	1,357	—	1,357	—

Net income	$19,004	$15,274	$76,040	$408,547

Weighted-average shares:
Weighted-average common shares outstanding	240,054	243,536	242,570	244,620
Weighted-average potential common shares outstanding:
Stock options	4,533	1,965	4,425	2,241
Unvested restricted stock awards and other	950	156	757	144

Shares used to compute diluted net income per share	245,537	245,657	247,752	247,005

Net income per share:
Basic:
Net income from continuing operations	$0.07	$0.06	$0.29	$1.66
Net income from discontinued operations	—	—	0.01	0.01
Gain on sale of discontinued operations	0.01	—	0.01	—

	$0.08	$0.06	$0.31	$1.67

Diluted:
Net income from continuing operations	$0.07	$0.06	$0.29	$1.64
Net income from discontinued operations	—	—	0.01	0.01
Gain on sale of discontinued operations	0.01	—	0.01	—

	$0.08	$0.06	$0.31	$1.65

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock and the conversion spread relating to the convertible debentures because the average stock price did not exceed $34.37 for the periods presented. The following table sets forth the weighted-average stock options outstanding that were excluded from the above calculation because the effect was anti-dilutive and the respective weighted-average exercise prices:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Weighted-average stock options outstanding	5,842	27,168	8,022	25,468
Weighted-average exercise price	$46.27	$34.47	$53.68	$37.09

Note 12. Repurchase of Common Stock

On May 16, 2006, the Board of Directors of VeriSign authorized a new stock repurchase program (“2006 stock repurchase program”) to repurchase up to $1.0 billion of VeriSign’s common stock on the open market, or in negotiated or block trades. As of September 30, 2007, the Company has approximately $984.7 million available under the 2006 stock repurchase program.

On August 7, 2007, the Board of Directors of VeriSign authorized the use of the net proceeds from the issuance of the convertible debentures as described in Note 10, “Junior Subordinated Convertible Debentures,” to repurchase shares of its common stock in addition to the previously approved 2006 stock repurchase program.

During the three months ended September 30, 2007, the Company used proceeds from the issuance of the convertible debentures to repurchase 12.2 million shares of its common stock for an aggregate of approximately $350.0 million. Additionally, the Company entered into a $600.0 million Accelerated Share Repurchase (“ASR”) agreement and a $200.0 million Guaranteed Share Repurchase (“GSR”) agreement with two independent financial institutions. These agreements have been accounted for under EITF No. 99-7, “Accounting for an Accelerated Share Repurchase Program” and EITF 00-19.

Under the terms of the ASR agreement, the actual purchase price per share of the common stock repurchased under the agreement is determined and adjusted based on a discount to the volume-weighted average price of the common stock during a period following the execution of the ASR Agreement. The exact number of shares repurchased pursuant to the accelerated share repurchase program is determined based on such adjusted price. The counterparty to the agreement may buy or sell the common stock in the secondary market to hedge its position. On August 20, 2007, 12.9 million shares of the Company’s common stock were delivered to the Company, and the Company expects to receive delivery of up to 6.6 million additional shares of its common stock no later than December 2007.

Under the terms of the GSR agreement, on September 26, 2007, 6.3 million shares of the Company’s common stock were settled and delivered to the Company.

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

The following table reflects the results of VeriSign’s reportable segments:

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended September 30, 2007:
Revenues	$235,976	$137,611	$—	$373,587
Cost of revenues	41,745	87,205	21,034	149,984

Gross margin	$194,231	$50,406	$(21,034)	$223,603

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Three months ended September 30, 2006:
Revenues	$194,693	$201,725	$—	$396,418
Cost of revenues	41,363	90,199	11,795	143,357

Gross margin	$153,330	$111,526	$(11,795)	$253,061

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Nine months ended September 30, 2007:
Revenues	$672,308	$437,545	$—	$1,109,853
Cost of revenues	121,896	269,870	56,694	448,460

Gross margin	$550,412	$167,675	$(56,694)	$661,393

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Internet Services Group	Communications Services Group	Unallocated Corporate Expenses	Total Segments
	(In thousands)
Nine months ended September 30, 2006:
Revenues	$554,686	$599,673	$—	$1,154,359
Cost of revenues	118,406	272,719	34,914	426,039

Gross margin	$436,280	$326,954	$(34,914)	$728,320

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Financial Statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Gross margin from reportable segments	$223,603	$253,061	$661,393	$728,320
Operating expenses (1)	195,681	229,157	652,315	662,745

Operating income	27,922	23,904	9,078	65,575
Other income, net	(6,204)	4,599	86,032	38,266

Income from continuing operations before income taxes, earnings from unconsolidated entities and minority interest	$21,718	$28,503	$95,110	$103,841

(1)	Operating expenses include sales and marketing, research and development, general and administrative, restructuring, impairments and other charges (reversals), net, amortization of other intangible assets and acquired in-process research and development.

Revenues by Geographic Region

The following tables show a comparison of our revenues by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Americas:
United States	$314,113	$280,561	$921,315	$810,979
Other (1)	9,783	11,109	27,799	29,978

Total Americas	323,896	291,670	949,114	840,957
EMEA (2)	26,288	73,770	89,039	226,055
APAC (3)	23,403	30,978	71,700	87,347

Total revenues	$373,587	$396,418	$1,109,853	$1,154,359

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

VeriSign primarily operates in the United States, Canada, Latin America, Europe, Japan, Australia, South Africa, and India. In general, revenues are attributed to the country in which the contract originated.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Dulles, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

The following table shows a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	September 30, 2007	December 31, 2006
	(In thousands)
Americas:
United States	$575,394	$575,321
Other	1,318	1,599

Total Americas	576,712	576,920
EMEA	6,229	11,780
APAC	16,261	16,592

Total property and equipment, net	$599,202	$605,292

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Note 14. Other (Loss) Income, Net

The following table presents the components of other (loss) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Interest income	$11,426	$6,024	$28,274	$20,349
Interest expense	(5,061)	(2,477)	(7,643)	(4,303)
Net gain on sale of investments	49	14	934	21,260
Impairment of equity investment	(4,363)	—	(4,363)	—
Unrealized gain on joint venture call options	3,992	—	7,747	—
Realized and unrealized loss on embedded derivative	(12,589)	—	(12,589)	—
Net gain on divestiture of majority stake in Jamba	—	—	74,999	—
Other, net	342	1,038	(1,327)	960

Total other (loss) income, net	$(6,204)	$4,599	$86,032	$38,266

Note 15. Income Taxes

For the three and nine months ended September 30, 2007, VeriSign recorded an income tax expense from continuing operations of $3.5 million and $23.9 million, respectively. For the three and nine months ended September 30, 2006, VeriSign recorded an income tax expense of $13.8 million and an income tax benefit of $303.6 million, respectively. For the nine months ended September 30, 2006, the tax benefit was primarily attributed to a release of the valuation allowance on deferred tax assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company applies a valuation allowance to certain deferred tax assets which management does not believe that it is more likely than not that they will be realized. These deferred assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in income taxes payable of $9.3 million, an increase in long-term deferred tax assets of $28.7 million, and a decrease in the January 1, 2007, accumulated deficit balance of $38.0 million. At the adoption date of January 1, 2007, the Company had an unrecognized tax benefit for income taxes associated with uncertain tax positions of $87.6 million. Of this amount, $86.2 million would impact the Company’s effective tax rate if recognized.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2007, the Company had $8.4 million of accrued interest and penalties. For the three and nine months ended September 30, 2007, the Company expensed an additional amount of $0.7 million and $2.5 million, respectively, for interest and penalties related to income tax liabilities through income tax expense.

During the first quarter of 2007, the IRS commenced its audit of the Company’s U.S. income tax returns for 2004. The Company is also under examination by various state and international taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years, such attributes can be adjusted by the IRS and other taxing authorities until the statute closes on the year in which such attribute was utilized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 16. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” The Company is currently evaluating the effect of SFAS 159, and the impact it will have on its financial position and results of operations.

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

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on July 12, 2007, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The Internet Services Group recorded revenues of $236.0 million during the three months ended September 30, 2007, a 21% increase from the same period last year. During the third quarter of 2007, we experienced continued growth in our Internet Services Group primarily due to an increase in domain name registrations and an increase in the sale of SSL certificates. Our active domain names ending in .com and .net increased 25% from the same period last year. Our installed base of SSL certificates increased 17% from the same period last year.

Our Communications Services Group recorded revenues of $137.6 million during the third quarter of 2007, down 32% from the same period last year. The decline was primarily related to the divestiture of our majority stake in Jamba which recorded revenues of $71.1 million during the third quarter of 2006. This decline was offset by an increase in revenues from our professional communication consulting services which increased $10.9 million during the third quarter as compared to the same period last year, as a result of our acquisition of inCode Telecom Group, Inc. (“inCode”).

Acquisitions and Dispositions

On January 31, 2007, we finalized two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and we own a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other is based in the United States. We contributed our Jamba “business to consumer” business to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S-based joint venture. Fox paid us approximately $192.4 million in cash for our contribution of the Jamba business and we paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. We recognized a gain of approximately $75.0 million upon the divestiture of our majority stake in Jamba and recorded our interests in the joint ventures as investments in unconsolidated entities. We invested an additional amount of $17.2 million in the unconsolidated entities during the three months ended September 30, 2007.

In September 2007, we sold our Jamba Service business for approximately $12.8 million and recorded a net gain of $1.4 million. Jamba Service operations were recorded through August 31, 2007, and their operations have been classified as discontinued operations for all periods presented.

Critical Accounting Policies and Significant Management Estimates

We account for our contingent convertible debentures and related provisions in accordance with the provisions of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and EITF No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’,” EITF No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” and EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” We also evaluate the instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. EITF 04-08 requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. We apply the treasury stock method as we have the intent and the current ability to settle the principal amount of the convertible debentures in cash. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $34.37.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In June 2006, the FASB issued EITF No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF 06-3 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. We record transaction-based taxes on a net basis. These taxes are recorded as current liabilities until remitted to the relevant government authority.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” We are currently evaluating the effect of SFAS 159 and the impact it will have on our financial position and results of operations.

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

Results of Operations

Revenues

We have two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues is presented below.

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Internet Services Group	$235,976	$194,693	21%
Communications Services Group	137,611	201,725	(32%)

Total revenues	$373,587	$396,418	(6%)

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Internet Services Group	$672,308	$554,686	21%
Communications Services Group	437,545	599,673	(27%)

Total revenues	$1,109,853	$1,154,359	(4%)

Internet Services Group

Internet Services Group revenues increased $41.3 million and $117.6 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. Our security services revenues increased $13.8 million and $41.3 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily as a result of an increase in the installed base of SSL certificates and an increase in demand for our authentication, threat intelligence and identity protection services. Information services revenues increased approximately $24.0 million and $68.4 million, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year as a result of an increase in managed active domain names ending in .com and .net. Our professional security consulting revenues increased $3.5 million and $7.9 million, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year as a result of an increase in demand of our professional consulting services in the network security and the public service sector.

The following table compares active domain names ending in .com and .net managed by our information services business and the approximate installed base of SSL certificates in our commerce site services business as of September 30, 2007 and 2006:

	September 30,		% Change
	2007	2006
Active domain names ending in .com and .net	77.0 million	61.4 million	25%
Installed base of SSL certificates	912,000	781,000	17%

Communications Services Group

Communications Services Group revenues decreased approximately $64.1 million and $162.1 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. Revenues from our business-to-consumer content services decreased $71.1 million and $193.4 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. The decline is primarily related to the joint ventures with Fox and the related deconsolidation of Jamba in January 2007.

Communication and Commerce services revenues, which include our network services, intelligent database services, billing and payments services and clearing and settlement services, decreased approximately $7.5 million and $36.4 million, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. Network services revenues decreased due to increased customer direct connects and pricing pressures. Commerce revenues decreased due to key customer losses for the prepaid and clearing businesses. These declines were partially offset by increases in revenues from digital content services, which includes messaging services and mobile content delivery services, of $3.6 million and $29.4 million, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. These increases were primarily the result of our business acquisitions in the second quarter of 2006 and an increase in the volume of our premium short messaging and multimedia mobile messaging services. Professional consulting revenues for our communication services increased approximately $10.9 million and $38.3 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year, as a result of the acquisition of inCode in November 2006.

Revenues by Geographic Region

The following tables show a comparison of our revenues by geographic region:

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Americas:
United States	$314,113	$280,561	12%
Other (1)	9,783	11,109	(12%)

Total Americas	323,896	291,670	11%
EMEA (2)	26,288	73,770	(64%)
APAC (3)	23,403	30,978	(24%)

Total revenues	$373,587	$396,418	(6%)

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Americas:
United States	$921,315	$810,979	14%
Other (1)	27,799	29,978	(7%)

Total Americas	949,114	840,957	13%
EMEA (2)	89,039	226,055	(61%)
APAC (3)	71,700	87,347	(18%)

Total revenues	$1,109,853	$1,154,359	(4%)

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Revenues increased $32.2 million and $108.2 million in the Americas region for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily due to an increase in the demand for domain names ending in .com and .net, an increase in the installed base of SSL certificates, an increase in demand for our authentication, threat intelligence, identity protection services and professional consulting services. Revenues in the EMEA region decreased $47.5 million and $137.0 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily due to the decrease in mobile content services that resulted from the divestiture of our majority stake in Jamba in January 2007. APAC revenues decreased $7.6 million and $15.6 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily due to a decrease in communication services revenues in the region, that resulted from pricing pressures, offset by an increase in security services revenues in Japan and APAC affiliate revenues.

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

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Cost of revenues	$149,984	$143,357	5%
Percentage of revenues	40%	36%

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Cost of revenues	$448,460	$426,039	5%
Percentage of revenues	40%	37%

Cost of revenues increased approximately $6.6 million and $22.4 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. Salary and employee benefits increased $6.8 million and $19.8 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily due to an increase in headcount resulting from our business acquisitions in late 2006 offset by a reduction in headcount due to the 2007 restructuring plan, and an increase in stock-based compensation expense. Telecommunication expenses increased $3.1 million and $7.6 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries. Expenses related primarily to redeployed employees of $3.5 million and $10.1 million were included in cost of revenues from the general and administrative expense category during the three and nine months ended September 30, 2007, respectively, due to the realignment of business divisions as a result of the 2007 restructuring plan. Direct cost of revenues decreased $6.7 million and $14.0 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily due to a decrease in third-party expenses as a result of the divestiture of our majority stake in Jamba.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Sales and marketing	$65,411	$94,850	(31%)
Percentage of revenues	18%	24%

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Sales and marketing	$208,251	$278,209	(25%)
Percentage of revenues	19%	24%

Sales and marketing expenses decreased $29.4 million and $70.0 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. Advertising and marketing expenses decreased $32.9 million and $88.6 million, respectively, as compared to the same periods last year primarily due to a reduction in spending in our content services business as a result of the divestiture of our majority stake in Jamba. Salary and employee benefit costs increased $4.1 million and $16.2 million, respectively, as compared to the same periods last year primarily due to an increase in headcount resulting from our business acquisitions in 2006 offset by a reduction in headcount due to the 2007 restructuring plan, and an increase in stock-based compensation expense. Expenses related primarily to redeployed employees of $0.9 million and $2.8 million were included in sales and marketing from the general and administrative expense category during the three and nine months ended September 30, 2007, respectively, due to the realignment of business divisions as a result of the 2007 restructuring plan.

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

A comparison of research and development expenses is presented below:

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Research and development	$39,897	$33,164	20%
Percentage of revenues	11%	8%

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
Research and development	$121,313	$92,444	31%
Percentage of revenues	11%	8%

Research and development expenses increased approximately $6.7 million and $28.9 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. Salary and employee benefit expenses increased $6.2 million and $18.0 million, respectively, as compared to the same periods last year primarily due to an increase in headcount resulting from our business acquisitions in 2006 offset by a reduction in headcount due to the 2007 restructuring plan, and an increase in stock-based compensation expense. Contract and professional services expenses decreased $3.0 million and $2.5 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily due to an increase in projects in which we capitalize outside services. Expenses related primarily to redeployed employees of $2.8 million and $9.8 million were included in research and development from the general and administrative expense category during the three and nine months ended September 30, 2007, respectively, due to the realignment of business divisions as a result of the 2007 restructuring plan.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
General and administrative	$59,130	$69,049	(14%)
Percentage of revenues	16%	17%

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
General and administrative	$187,861	$188,862	(1%)
Percentage of revenues	17%	16%

General and administrative expenses decreased approximately $9.9 million and $1.0 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. Legal expenses decreased $5.7 million and $7.5 million for the three and nine months ended September 30, 2007, respectively, primarily as a result of reduced litigation expenses. Expenses related primarily to redeployed employees of $7.2 million and $22.7 million in general and administrative were allocated into the other expense categories during the three and nine months ended September 30, 2007, respectively, due to the realignment of business divisions as a result of the 2007 restructuring plan. Salary and employee benefit costs increased approximately $2.2 million and $25.7 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. The increase during the nine months ended September 30, 2007, was primarily due to an increase in headcount resulting from our business acquisitions in 2006 and $21.4 million in stock-based compensation and severance charges in connection with the separation agreement entered into with our former Chief Executive Officer that was incurred in the second quarter of 2007 offset by a reduction in headcount due to the 2007 restructuring plan.

Restructuring, impairments and other charges (reversals), net

A comparison of restructuring, impairments and other charges (reversals), net, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
2007 restructuring plan charges	$1,577	$—	$30,309	$—
2002 and 2003 restructuring plan charges (reversals), net	(51)	(84)	91	(6,228)

Total restructuring charges (reversals), net	1,526	(84)	30,400	(6,228)
Impairments and other charges	480	—	13,797	1,949

Total restructuring, impairments and other charges (reversals), net	$2,006	$(84)	$44,197	$(4,279)

2007 Restructuring Plan. In January 2007, we initiated a restructuring plan to execute a company-wide reorganization replacing our previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities and other charges as described in Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net,” of the Notes to Condensed Consolidated Financial Statements.

2002 and 2003 Restructuring Plan. In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated a plan to restructure our operations to rationalize, integrate and align resources.

Impairments of other intangible assets and other charges

During the nine months ended September 30, 2007, we wrote-off approximately $4.8 million of other intangible assets specifically related to a significant change in the operations of an asset group. During the nine months ended September 30, 2006, we wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

Other charges comprised of excess and obsolete property and equipment that were impaired, disposed of or abandoned. During the three and nine months ended September 30, 2007, respectively, we recorded other charges of approximately $0.5 million and $8.9 million, respectively, primarily for the abandonment of obsolete property and equipment and impairment specifically related to a significant change in the operations of an asset group.

Amortization of other intangible assets

A comparison of amortization of other intangible assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Amortization of other intangible assets	$29,237	$30,978	$90,693	$90,809

Amortization of other intangible assets decreased approximately $1.7 million for the three months ended September 30, 2007, as compared to the same period last year primarily due to not amortizing the other intangible assets of Jamba as a result of the divestiture of our majority stake in January 2007. Amortization of other intangible assets decreased approximately $0.1 million for the nine months ended September 30, 2007, as compared to the same period last year primarily due to other intangible assets associated with business acquisitions in late 2006, partially offset by a decrease in the amortization of other intangible assets of Jamba.

Acquired in-process research and development

During the three and nine months ended September 30, 2006, we wrote off $1.2 million and $16.7 million of in-process research and development (“IPR&D”), respectively. The IPR&D was related to our acquisitions of Kontiki, m-Qube and GeoTrust.

Other (loss) income, net

Other (loss) income, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, gains and losses on the sale or impairment of equity investments, gains and losses on divestiture of subsidiary, unrealized gains and losses on joint venture call options, realized and unrealized gains and losses on embedded derivative, and the net effect of foreign currency gains and losses.

A comparison of other (loss) income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Interest income	$11,426	$6,024	$28,274	$20,349
Interest expense	(5,061)	(2,477)	(7,643)	(4,303)
Net gain on sale of investments	49	14	934	21,260
Impairment of equity investment	(4,363)	—	(4,363)	—
Unrealized gain on joint venture call options	3,992	—	7,747	—
Realized and unrealized loss on embedded derivative	(12,589)	—	(12,589)	—
Net gain on divestiture of majority stake in Jamba	—	—	74,999	—
Other, net	342	1,038	(1,327)	960

Total other (loss) income, net	$(6,204)	$4,599	$86,032	$38,266

Other (loss) income, net, decreased approximately $10.8 million for the three months ended September 30, 2007, as compared to the same period last year and increased $47.8 million for the nine months ended September 30, 2007, as compared to the same period last year. Interest income increased approximately $5.4 million and $7.9 million for the three and nine months ended September 30, 2007, respectively, primarily as a result of higher cash balances as compared to the same periods last year. Interest expense increased approximately $2.6 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year, primarily due to the additional interest expense related to our convertible debentures issued during the three months ended September 30, 2007. During the three and nine months ended September 30, 2007, we recorded $4.0 million and $7.7 million, respectively, for unrealized gain on joint venture call options as described in Note 3, “Joint Ventures,” of the Notes to Condensed Consolidated Financial Statements. During the three months ended September 30, 2007, we recorded $12.6 million realized and unrealized loss on the embedded derivative associated with our convertible debt. Due to the fact that we are required to mark-to-market the fair value of these call options and the embedded derivative at each reporting period, such revaluations could result in gains or losses. During the three months ended September 30, 2007, we recorded an other-than-temporary impairment loss of $4.4 million for an equity investment.

Income taxes

For the three and nine months ended September 30, 2007, we recorded an income tax expense of $3.5 million and $23.9 million, respectively, compared to an income tax expense of $13.8 million and an income tax benefit of $303.6 million, respectively, for the same periods in 2006. For the nine months ended September 30, 2006, the tax benefit was primarily attributed to a release of the valuation allowance on deferred tax assets.

We apply a valuation allowance to certain deferred tax assets which we do not believe that it is more likely than not that they will be realized. These deferred assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

We adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in income taxes payable of $9.3 million, an increase in long-term deferred tax assets of $28.7 million, and a decrease in the January 1, 2007 accumulated deficit balance of $38.0 million. At the adoption date of January 1, 2007, the unrecognized tax benefit for income taxes associated with uncertain tax positions was $87.6 million. Interest and penalties related to income tax liabilities are included in income tax expense. At January 1, 2007, we had $8.4 million of accrued interest and penalties. For the three and nine months ended September 30, 2007, we expensed an additional amount of $0.7 million and $2.5 million, respectively, for interest and penalties related to income tax liabilities through income tax expense.

Earnings from unconsolidated entities, net of tax

Earnings from unconsolidated entities, net of tax, represents the net income earned from the joint ventures entered into with Fox, as described in Note 3, “Joint Ventures,” of the Notes to Condensed Consolidated Financial Statements. We recorded earnings, net of tax, of approximately $0.2 million and $2.4 million from the joint ventures for the three and nine months ended September 30, 2007, respectively.

Minority interest, net of tax

Minority interest, net of tax, represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

A comparison of minority interest is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Minority interest, net of tax	$(2,054)	$(719)	$(2,541)	$(2,124)

Minority interest, net of tax, increased during the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year primarily due to a tax benefit associated with our VeriSign Japan subsidiary which resulted in increased net income.

Liquidity and Capital Resources

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Cash and cash equivalents	$1,061,312	$478,749
Short-term investments	61,095	198,656

Subtotal	1,122,407	677,405
Restricted cash and investments	47,406	49,437

Total	$1,169,813	$726,842

At September 30, 2007, our principal source of liquidity was $ 1.1 billion of cash, cash equivalents and short-term investments, consisting principally of commercial paper, medium term investment-grade corporate notes, corporate bonds and notes, U.S. government and agency securities and money market funds.

In August 2007, VeriSign issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, to an initial purchaser in a private offering. The Company received net proceeds of $1.22 billion after deduction of issuance costs of $25.4 million.

On May 16, 2006, the Board of Directors of VeriSign authorized a new stock repurchase program (“2006 stock repurchase program”) to repurchase up to $1.0 billion of our common stock on the open market, or in negotiated or block trades. As of September 30, 2007, we have approximately $984.7 million available under our 2006 stock repurchase program.

On August 7, 2007, the Board of Directors of VeriSign authorized the use of the net proceeds from the issuance of the convertible debentures as described in Note 10, “Junior Subordinated Convertible Debentures,” to repurchase shares of our common stock in addition to the previously approved 2006 stock repurchase program.

During the three months ended September 30, 2007, we used proceeds from the issuance of the convertible debentures to repurchase 12.2 million shares of our common stock for an aggregate of approximately $350.0 million. Additionally, we entered into a $600.0 million Accelerated Share Repurchase (“ASR”) agreement and a $200.0 million Guaranteed Share Repurchase (“GSR”) agreement with two independent financial institutions.

Under the terms of the ASR agreement, on August 20, 2007, 12.9 million shares of our common stock were delivered to us, and we expect to receive delivery of up to 6.6 million additional shares of our common stock no later than December 2007.

Under the terms of the GSR agreement, on September 26, 2007, 6.3 million shares of our common stock were settled and delivered to us.

In summary, our cash flows were as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Net cash provided by operating activities	$264,238	$331,102
Net cash provided by (used in) investing activities	202,182	(477,792)
Net cash provided by financing activities	90,395	111,257
Effect of exchange rate fluctuations on cash and cash equivalents	2,713	1,020

Net increase (decrease) in cash and cash equivalents	$559,528	$(34,413)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

Net cash provided by operating activities decreased for the nine months ended September 30, 2007, as compared to the same period last year, primarily due to decrease in net income adjusted for non-cash items and changes in operating assets and liabilities. The non-cash items contributing to the decrease primarily included gain on divestiture of our majority stake in Jamba and unrealized gain on joint venture call options, partially offset by an increase in restructuring, impairments and other charges (reversals), net, associated with our 2007 restructuring plan, increase in stock-based compensation expense primarily due to acceleration of stock options and awards related to the separation of our former Chief Executive Officer, and a change in deferred income taxes primarily due to a release of the valuation allowance on deferred tax assets. The changes in operating assets and liabilities was primarily due to changes in accounts receivable and accounts payable and accrued liabilities due to timing of shipments, receipts, purchases and payments.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to business combinations, divestiture and sale of business subsidiaries, timing of purchases, maturities and sales of investments and purchases of property and equipment.

Net cash provided by investing activities increased for the nine months ended September 30, 2007, as compared to the net cash used by investing activities for the same period last year. The increase was primarily due to proceeds received on divestiture of our majority stake in Jamba in January 2007, proceeds received from sale of discontinued operations in September 2007 and the decrease in cash spent on business combinations and purchases of property and equipment. There were no business combinations during the nine months ended September 30, 2007.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activity.

Net cash provided by financing activities decreased for the nine months ended September 30, 2007, as compared to the same period last year, primarily due to an increase in stock repurchase activity and repayment of short-term debt under the Credit Facility, partially offset by proceeds received from issuance of convertible debentures and an increase in proceeds received from issuance of common stock from stock option exercises and the employee stock purchase plan.

Other Liquidity and Capital Resources Information

On February 28, 2007, the outstanding loan balance under the Facility, as described in Note 9, “Credit Facility,” of our Notes to Condensed Consolidated Financial Statements, of $199.0 million was repaid. As of September 30, 2007, there were no outstanding borrowings under the Facility. As of the date of the filing of this report, VeriSign was in compliance with all covenants under the Credit Agreement.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $2.3 million over the next five years relating to our restructuring plans. Cash payments totaling approximately $7.7 million related to the abandonment of excess facilities will be paid over the next five years. See Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net,” of our Notes to Condensed Consolidated Financial Statements.

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

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value of our fixed income securities in our short-term investments portfolio as of September 30, 2007, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 25 basis points (“BPS”), 50 BPS, 100 BPS, and 150 BPS.

Uniform decrease in interest rates						Uniform increase in interest rates
-1.50%	-1.00%	-0.50%	-0.25%	0.00%	0.25%	0.50%	1.00%	1.50%
1,227	818	409	204	—	(204)	(409)	(818)	(1,227)

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

At September 30, 2007, we held forward contracts in notional amounts totaling approximately $41.9 million, to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

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

Details of the independent review, the restatement and its underlying circumstances are discussed in the Explanatory Note and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements reporting our 2006 Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2007. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting as disclosed in Item 9A, Controls and Procedures, of our 2006 Form 10-K. Our management, based upon the substantial work performed during the preparation of this report, has concluded that our Condensed Consolidated Financial Statements for the periods covered by and included in this report are prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of the SEC and are a fair presentation of our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

Subsequent to December 31, 2006, our Board of Directors approved additional internal control policies and procedures intended to remediate the material weakness. As of the date of this filing, we have implemented and are in the process of testing the implementation of the following corrective actions:

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

As of the date of this filing, we have completed the implementation of the corrective actions noted above and are in the process of testing the effectiveness of these new internal control policies and procedures. We believe we have made substantial progress toward remediation of the material weakness disclosed in Item 9A, Controls and Procedures, of our 2006 Form 10-K.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of U.S. patent Nos. 5,822,737 and 5,963,917. NetMoneyIN amended its complaint on October 15, 2002, alleging infringement by VeriSign and several other defendants of a third U.S. patent (No. 6,381,584) in addition to the two patents previously asserted. On August 27, 2003, NetMoneyIN filed a third amended complaint alleging direct infringement of the same three patents by VeriSign and several other previously-named defendants. NetMoneyIN dropped its claim of active inducement of infringement by VeriSign. Some of the other current defendants include IBM, BA Merchant Services, Wells Fargo Bank, Cardservice International, InfoSpace, E-Commerce Exchange and Paymentech. VeriSign filed an answer denying any infringement and asserting that the three asserted patents are invalid and later filed an amended answer asserting, in addition, that the asserted patents are unenforceable due to inequitable conduct before the U.S. Patent and Trademark Office. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of the ‘584 patent and the Court has dismissed with prejudice all claims of infringement of the ‘584 patent. In its ruling on the claim construction issues, the Court found four of the five claims asserted against VeriSign, claims 1, 13 and 14 of the ‘737 patent and claim 1 of the ‘917 patent, invalid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Thus, only claim 23 of the ‘737 patent remains in the case. The Court granted the defendants’ motion to strike certain of the Plaintiff’s assertions of infringement, including all charges of infringement under the so-called “doctrine of equivalents.” The Court recently granted the defendants’ motion for summary judgment of no inducement and no contributory infringement. Fact and expert witness discovery are completed. On September 29, 2006, VeriSign filed a Motion for Summary Judgment on Non-Infringement. On October 20, 2006, VeriSign filed a Motion for Summary Judgment on Invalidity. On November 1, 2006, NetMoneyIN filed a Motion for Summary Judgment on Infringement. On July 9, 2007, the Court heard oral argument on the pending motions for summary judgment. On July 13, 2007, the Court issued an order granting summary judgment in favor of VeriSign based on the Court’s finding that claim 23 of the ‘737 patent is invalid, and denying all other pending dispositive motions. On August 29, 2007, Plaintiff filed a Notice of Appeal. On September 19, 2007, the U.S. Court of Appeals for the Federal Circuit docketed the appeal. While we cannot predict the outcome of this lawsuit, VeriSign believes that the allegations are without merit.

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

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure suite of application and related hardware and software products and its Unified Authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product” infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. Prism Technologies has also named RSA Security, Inc., Netegrity, Inc. Computer Associates International, Inc and Johnson & Johnson as co-defendants. VeriSign responded on June 6, 2005, by filing a counterclaim for declaratory relief and an answer denying any infringement and asserting that the patent is invalid. On November 9, 2006, the Court held a Markman claim construction hearing. On February 9, 2007, Plaintiff withdrew its claim against Go Secure, leaving claims against Unified Authentication and VIP. On April 2, 2007, the Court issued a ruling from the Markman claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the Markman claim construction ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal. On May 8, 2007, the U.S. Court of Appeals for the Federal Circuit docketed the appeal. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

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

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in federal court (Port Authority v. Bidzos, et al., and VeriSign), and one in state court (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. VeriSign is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. Motions to stay the state court action are pending. On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in state court naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The matter was removed to federal court on June 25, 2007. The identical case was filed in state court under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). VeriSign and the individual defendants dispute all of these claims.

On November 7, 2006, a judgment was entered against VeriSign by an Italian trial court in the matter of Penco v. VeriSign, Inc., for Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. VeriSign was granted a stay on execution of the judgment. VeriSign has appealed the lower court’s ruling on the merits and the hearing on the appeal is scheduled in May 2008. VeriSign believes the claims are without merit.

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

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” On August 15, 2007, VeriSign filed a Motion to Dismiss the Complaint. The lawsuit is pending in the United States District Court for the Central District of California, Western Division. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. On August 15, 2007, VeriSign filed a Motion to Dismiss the Complaint. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On June 7, 2007, plaintiffs Michael and Michele Hardin, on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc. and other defendants alleging that defendants collectively operate various “gambling games” in violation of Georgia state law. Plaintiffs allege that interactive television promotions contained in various broadcasts, including NBC’s “Deal or No Deal,” wrongly permit participants to incur premium text message charges in order to participate in the promotions to win a prize. The lawsuit is pending in the United States District Court for the Northern District of Georgia, Gainesville Division. On August 17, 2007, VeriSign filed a Motion to Dismiss the Complaint. On September 20, 2007, the Court heard oral argument on VeriSign’s Motion to Dismiss. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On October 9, 2007, the Associated Press (“AP”) filed a complaint in federal court in New York against Moreover Technologies, Inc. and VeriSign, Inc. for copyright and trademark infringement and other claims arising from the Real Time Publishing business. The complaint seeks unspecified compensatory, punitive and treble damages and a permanent injunction. While we cannot predict the outcome of this matter, VeriSign intends to vigorously defend against the claims.

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

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2006, arising from a combination of internal control deficiencies in our stock administration policies and practices, as discussed in Part I, Item 4, “Controls and Procedures.” In addition, due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, and the date of this report, our disclosure controls and procedures were not effective.

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

We have expended significant resources in connection with our efforts to comply with the requirements of the Sarbanes-Oxley Act. In future periods, we will likely continue to expend substantial amounts in connection with these compliance efforts and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our general and administrative and other expenses, which could adversely affect our results of operations and the price of our securities.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

During 2007, we have undertaken various cost reduction and restructuring activities that replaced our previous business unit structure with a functional organization consisting of a combined worldwide sales and services team and an integrated marketing and product development organization. The restructuring, impairments and other charges, net, are approximately $44.2 million for the nine months ended September 30, 2007; however, if we incur additional restructuring-related charges, our financial condition and results of operations may suffer. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges. In addition, we have recently experienced changes in our management, which together with these cost reduction and restructuring activities, could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenues and other operating results in the future.

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

Considerable Number of Common Shares Subject to Future Issuance

As of September 30, 2007, we had one billion authorized common shares, of which 225.5 million shares were outstanding. In addition, 21.6 million common shares were reserved for issuance pursuant to employee stock option and employee stock purchase plans (“Equity Plans”), and approximately 36.4 million shares were reserved for issuance upon conversion or repurchase of the 3.25% junior subordinated convertible debentures due 2037. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our Equity Plans or the conversion or repurchase of debentures using common stock, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have not historically maintained substantial levels of indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the $1.25 billion principal amount of 3.25% junior subordinated convertible debentures, we have a substantially greater amount of long term debt than we have maintained in the past. In addition to the debentures, we have a revolving credit facility with a borrowing capacity of $500 million. While we currently have no outstanding borrowings under our credit facility, its availability allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

We may not have the ability to repurchase the debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of debentures, as required by the indenture governing the 3.25% junior subordinated convertible debentures.

Holders of our outstanding 3.25% junior convertible subordinated debentures will have the right to require us to repurchase the debentures upon the occurrence of a fundamental change. Although we currently have the intent and the ability to settle the principal amount of the convertible debentures in cash, we may not have sufficient funds to repurchase the debentures in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the debentures, we will be required to make cash payments to the holders of the debentures equal to the lesser of the principal amount of the debentures being converted and the conversion value of those debentures. Such payments could be significant, and we may not have sufficient funds to make them at such time.

A fundamental change may also constitute an event of default or prepayment under, or result in the acceleration of the maturity of, our then-existing indebtedness. Our ability to repurchase the debentures in cash or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the debentures or pay cash in respect of conversions when required would result in an event of default with respect to the debentures.

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. For example, at the July 25, 2007, FASB meeting, the FASB approved the proposed FSP on convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Our 3.25% convertible debentures due 2037 would be affected by this proposed FSP. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of income. In applying this FSP, the FASB emphasized that the FSP would be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP would be applied retrospectively to all periods presented. If the FSP is issued, it is expected to be effective for fiscal years beginning after December 15, 2007. The Company would be required to implement the proposed standard during the first quarter of fiscal 2008, which begins on January 1, 2008. We are currently evaluating the effect that the adoption of this FSP would have on our consolidated results of operations and financial condition. We cannot predict the outcome of this process or any other changes in GAAP that may affect accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the debentures.

See Note 10 to our Condensed Consolidated Financial Statements included in Part 1. “Junior Subordinated Convertible Debentures” for additional information about the debentures. Please also see Note 16 to our Condensed Consolidated Financial Statements included in Part 1. “Recent Accounting Pronouncements” for additional information about recent accounting pronouncements.

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

We have approximately 1,241 employees outside the United States, including Europe, Asia, Australia, and the Americas. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violations of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Between December 31, 1995, and September 30, 2007, we grew from 26 to 4,373 employees. This was achieved through internal growth, as well as acquisitions. During this time period, we opened new sales offices and significantly expanded our U.S. and non-U.S. operations. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could harm our business.

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

Competition in Content Services. The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Arvato mobile, Monstermob, and Motricity. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint Nextel Corporation, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft and Apple. As the market for wireless data, including information and entertainment data, matures, new categories of competitors, such as mobile phone companies, broadcasters, music publishers, other content providers or others have begun to develop competing products or services.

Competition in Naming Services. We face competition in the domain name registry space from other generic top level domain (“gTLD”) and country code top level domain (“ccTLD”) registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the ..mobi, .biz, .name, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. There are currently 16 gTLD registries and over 240 ccTLD registries.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel, Afilias, Register.com and Tucows.com.

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

The U.S. Department of Commerce (“DOC”) has adopted a plan for the phased transition of the DOC’s responsibilities for the domain name system to the Internet Corporation for Assigned Names and Numbers (“ICANN”). As part of this transition, as the exclusive registry of domain names within the .com and .net gTLDs, we have entered into agreements with ICANN and with the DOC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In August 2007, the Registrant issued $1.25 billion aggregate principal amount of 3.25% Junior Subordinated Convertible Debentures due 2037 to J.P. Morgan Securities, Inc. and paid $25.0 million in underwriting fees and commissions. The offer and sale of these securities were effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act promulgated thereunder.

On July 16, 2007, August 1, 2007 and August 24, 2007, the Registrant issued an aggregate of 40,595 shares of common stock to certain directors and executive officers of the Registrant in connection with the vesting of certain restricted stock units issued in 2006 under the Registrant’s 2006 Equity Incentive Plan. The offer and sale of these securities were effected without registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act promulgated thereunder.

Share Repurchases

On May 16, 2006, the Board of Directors of VeriSign authorized a new stock repurchase program (“2006 stock repurchase program”) to repurchase up to $1.0 billion of our common stock on the open market, or in negotiated or block trades. As of September 30, 2007, we have approximately $984.7 million available under our 2006 stock repurchase program.

On August 7, 2007, the Board of Directors of VeriSign authorized the use of the net proceeds from the issuance of the convertible debentures as described in Note 10, “Junior Subordinated Convertible Debentures,” to repurchase shares of our common stock in addition to the previously approved 2006 stock repurchase program.

During the three months ended September 30, 2007, we used proceeds from the issuance of the convertible debentures to repurchase 12.2 million shares of our common stock for an aggregate of approximately $350.0 million. Additionally, we entered into a $600.0 million Accelerated Share Repurchase (“ASR”) agreement and a $200.0 million Guaranteed Share Repurchase (“GSR”) agreement with two independent financial institutions.

Under the terms of the ASR agreement, the actual purchase price per share of the common stock repurchased under the agreement is determined and adjusted based on a discount to the volume-weighted average price of the common stock during a period following the execution of the ASR Agreement. The exact number of shares repurchased pursuant to the accelerated share repurchase program is determined based on such adjusted price. The counterparty to the agreement may buy or sell the common stock in the secondary market to hedge its position. On August 20, 2007, 12.9 million shares of our common stock were delivered to us, and we expect to receive delivery of up to 6.6 million additional shares of our common stock no later than December 2007.

Under the terms of the GSR agreement, on September 26, 2007, 6.3 million shares of our common stock were settled and delivered to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders was held on August 30, 2007, at our corporate offices, located at 487 East Middlefield Road, Mountain View, California. Four proposals were voted on at the meeting. The results of each proposal are as follows.

Proposal No. 1 to elect three (3) Class III directors, each to serve a one-year term (if Proposal No. 2 is approved) or a three-year term (if Proposal No. 2 is not approved), was approved by the stockholders. The nominees received the following votes:

	For	Withheld
D. James Bidzos	120,967,877	96,470,283
William L. Chenevich	119,906,243	97,531,917
Louis A. Simpson	151,364,779	66,073,381

In Proposal No. 2, stockholders approved the Fourth Amended and Restated Certificate of Incorporation to eliminate our classified board structure and provide for annual election of directors. This proposal received the following votes:

Votes
For	214,697,103
Against	1,607,342
Abstain	1,133,715

In Proposal No. 3, stockholders approved the 2007 Employee Stock Purchase Plan. This proposal received the following votes:

Votes
For	175,908,047
Against	14,382,633
Abstain	1,187,537

In Proposal No. 4, stockholders ratified the appointment of KPMG LLP as independent auditors of VeriSign for the fiscal year ending December 31, 2007. This proposal received the following votes:

Votes
For	214,438,965
Against	1,806,551
Abstain	1,192,644

Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders. Abstentions had the same effect as a vote against Proposal No. 2 and Proposal No. 3.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

The following executive officers have entered into trading plans intended to comply with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”): Aristotle N. Balogh, Executive Vice President, Chief Technology Officer; Albert E. Clement, Chief Financial Officer; John M. Donovan, Executive Vice President, Global Sales and Consulting Services; and Mark D. McLaughlin, Executive Vice President, Products, Marketing and Customer Care. Other VeriSign executive officers (as well as VeriSign employees) may adopt Rule 10b5-1 trading plans from time to time. These plans generally provide for the exercise of stock options and the subsequent sale of the acquired shares on the open market and the sale of shares that were acquired upon vesting of restricted stock units, subject to specified limitations and minimum price thresholds. Under these plans, the executive officers do not control the specific timing of any option exercise or sale. Rule 10b5-1 permits corporate officers and directors to adopt written, pre-arranged stock trading plans when they are not in possession of material, non-public information.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: November 2, 2007	By:	/s/ WILLIAM A. ROPER, JR.
William A. Roper Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2007	By:	/s/ ALBERT E. CLEMENT
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