Form 10-K
period 2007-12-31
VERISIGN INC/CA
filed 2008-02-29
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐    NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐    NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 29, 2007, was approximately $6,600,973,618 based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on January 31, 2008: 213,389,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Overview

VeriSign operates infrastructure services that enable and protect billions of interactions every day across the world’s voice, video and data networks. We offer a variety of Internet and communications-related services which are marketed through Web site sales, direct field sales, channel sales, telesales, and member organizations in our global affiliate network.

Our business consists of two reportable segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Information and Security Services business and the Naming Services business. The Information and Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The Naming Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names. The Communications Services Group provides communications services, such as connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, and mobile commerce services; and content services, such as digital content and messaging services. See Note 16, “Segment Information,” of our Notes to Consolidated Financial Statements for further information.

In late 2007, we announced a change to our business strategy to be more tightly-aligned with our core competencies, which is to provide highly scaleable, reliable and secure Internet infrastructure services to customers around the world. The strategy calls for divesture of a number of non-core businesses in our portfolio, such as communications, billing and commerce, content delivery, messaging and enterprise security services. By divesting these non-core businesses, additional resources should be available to invest in the core businesses that will remain: Naming Services, Secure Socket Layer (“SSL”) Certificate Services, and Identity and Authentication services. We face a number of risks associated with our plan to divest ourselves of several non-core businesses. These risks are described in Item 1A, “Risk Factors”, of this report. The operations of these businesses will be classified as discontinued operations when all criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets,” are met. All of such criteria were not met as of December 31, 2007. As a result of these divestitures in 2008, we would expect revenues, operating expenses and operating income from continuing operations to decrease in absolute dollars and expect a reduction in the number of employees.

We were incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 487 East Middlefield Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. The information on our Web site is not a part of this annual report. VeriSign, the VeriSign logo, GeoTrust, thawte, and certain other product or service names are trademarks or registered trademarks of VeriSign, Inc., and/or its subsidiaries in the United States and other countries. Other names used in this report may be trademarks of their respective owners. Our primary Web site is www.verisign.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, through our Web site at http://investor.verisign.com as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission.

Internet Services Group

The Internet Services Group consists of the Information and Security Services business and Naming Services business. The Information and Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The following types of services are included in the Information and Security Services business: SSL Certificate services; managed security services; iDefense security intelligence services; identity and authentication services, including managed public key infrastructure (“PKI”) services, unified authentication services, and VeriSign Identity Protection services; global security consulting services; intelligent supply chain services; real-time publisher services; and digital brand management services. The Naming Services business operates the authoritative directory of all .com, .net, .cc, and .tv domain names.

As part of our strategy to be more tightly aligned with our core competencies, we expect to divest all business lines in the Internet Services Group except the following: SSL Certificate Services, Identity and Authentication Services and Naming Services.

Information and Security Services

SSL Certificate Services.    SSL Certificate services enable enterprises and Internet merchants to implement and operate secure networks and Web sites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and Web site visitors and to encrypt communications between client browsers and Web servers.

We currently offer the following SSL Certificate Services.

•

VeriSign Secure Site and Secure Site Pro Certificates.    Both our Secure Site and Secure Site Pro certificates enable up to 256-bit SSL encryption when both the Web server and the client browser support such sessions. Secure Site Pro, our premium certificate offering, implements Server Gated Cryptography, a technology which automatically steps-up encryption levels to 128-bit in certain client-browser/operating system configurations that would otherwise encrypt at lower levels.

•

GeoTrust®, RapidSSL and thawte® Branded Certificates.    We offer SSL Certificate Services under the GeoTrust, RapidSSL and thawte brands. These services use similar underlying infrastructure as VeriSign branded certificates and are targeted at Internet providers, Web hosting companies, domain name registrars, small businesses and independent software developers.

•

Extended Validation Certificates.    Extended Validation SSL Certificates give high security Web browsers information to clearly identify a Web site’s organizational identity by providing third party verification through a visual green address bar display in the browser. Extended Validation SSL Certificates also rely on high assurance authentication standards promulgated by the CA/Browser Forum.

Identity and Authentication Services.    We offer a suite of Identity and Authentication products and services, including our Managed PKI service, our Unified Authentication service, and our VeriSign Identity Protection service.

•

Managed PKI Service.    Our Managed PKI service helps enterprises to easily secure intranets, extranets, VPNs, email, and e-commerce applications while retaining full control of access to information and leveraging VeriSign's service infrastructure for cost effective provisioning and validation.

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

•

VeriSign Identity Protection Service.    Our VeriSign Identity Protection (“VIP”) services are a comprehensive suite of identity protection and authentication services that help enable consumer-facing applications to provide a secure online experience for end users. Our VIP Fraud Detection service provides an invisible means of delivering proactive protection to consumers by detecting fraudulent logins and transactions in real-time without affecting a legitimate user’s Web experience. Our VIP Authentication service provides a visible means for businesses to easily issue and/or accept multiple credentials from users. As part of the VIP Authentication service, we provide access to the VIP Shared Authentication Network where it is anticipated that consumers will be able to use a single second factor authentication device to access multiple online accounts.

Managed Security Services (“MSS”).    Our MSS services enable enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, 365 days per year while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. Our MSS services include: Firewall Management Services, Intrusion Prevention Management Service, Intrusion Detection Management Service, Security Risk Profiling Service, Log Management Service, Vulnerability Management Service, and Phishing Response Service.

iDefense Security Intelligence Services.    Our iDefense Security Intelligence services deliver comprehensive, actionable intelligence to help companies decide how to respond to threats and manage risk on networks. Our teams identify, verify and track vulnerabilities, malicious code, and global threats, providing unique insight into the evolution of security risks and early discovery of software vulnerabilities.

Global Consulting Services.    Our Global Consulting Services organization enables companies to scope, define, and implement Internet infrastructure services that help drive new revenue streams and improve customer loyalty. We offer Global Consulting Services in the fields of media and entertainment, and security.

Digital Brand Management Services.    We offer a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity. These services include domain name management, global brand expansion services and digital brand monitoring solutions.

Intelligent Supply Chain Services.    Our intelligent supply chain services enable trusted, secure and scalable information exchange and collaboration among global supply chain participants. We have been selected by EPCglobal, a not-for-profit joint-venture formed by The Uniform Code Council, Inc. and EAN International, to operate the authoritative root directory for the EPCglobal NetworkTM, the authoritative directory of information sources that are available to describe products assigned electronic product codes (“EPCs”). Additionally, we offer radio frequency identification (“RFID”) consulting services and managed services that are designed to work in conjunction with RFID and bar code technology and the EPC root directory to facilitate the secure sharing of product data across diverse supply chains.

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

Naming Services

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

We are also the exclusive registry for domain names within the .tv and .cc country code top-level domains (“ccTLDs”). These top-level domains are supported by our global name server constellation and shared registration system. We also provide internationalized domain name, (“IDN”), services that enable Internet users to access Web sites in characters representing their local language. Currently, IDNs are available in more than 350 languages including Chinese, Greek, Korean and Russian.

Communications Services Group

The Communications Services Group provides managed solutions to fixed line, broadband, mobile operators and enterprise customers through our integrated communications, content and commerce platforms. Our communications services offerings include network connectivity and interoperability services and intelligent database services; our content services offerings include digital content services and messaging services; and our commerce services offerings include billing and OSS service and, mobile commerce services,.

As part of our strategy to be more tightly aligned with our core competencies, we expect to divest all business lines in the Communications Services Group.

Commerce and Communications Services

Commerce Services

Billing and Operational Support System (“OSS”) Services.    We offer advanced billing, payment and customer care services to wireless providers that support advance pay, prepaid and post-paid wireless services. Our Billing & OSS services give wireless providers a single point of access for adding billing features, securing payment options, engaging content, and other operational support services. As part of a converged suite of billing and payment services, our Billing & OSS services support operations at each stage of the customer lifecycle, so providers can: activate new products and services with network provisioning solutions; mediate diverse networks and platforms; differentiate their offering with content and applications; and support multiple payment models and methods with secure payment processing.

Mobile Commerce Services.    Our Mobile Commerce services enable and protect a full range of mobile commerce transactions for a mobile service provider's subscribers in a trusted environment by offering mobile service providers a comprehensive suite of solutions, including our Mobile Payment services and Secure Mobile Device Management services, that enable wireless payments, mobile coupon delivery to support mobile marketing campaigns and other banking services.

Communications Services

Connectivity and Interoperability Services.    Through our connectivity and interoperability services, we provide connections and services that signal and route information within and between telecommunication carrier networks.

•

SS7 Connectivity and Signaling Services.    Our Signaling System 7 (“SS7”) network is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, local number portability, toll-free number database access and caller identification. Our SS7 trunk signaling service reduces post-dial delay, allowing call connection almost as soon as dialing is completed which enables telecommunications carriers to deploy a full range of intelligent database services more quickly and cost effectively. By using our trunk-signaling service, carriers simplify SS7 link provisioning, and reach local exchange carriers and wireless carriers’ networks through our direct access to hundreds of carriers.

•

Voice and Data Roaming Services.    We offer wireless carriers roaming services using the ANSI-41 and GSM Mobile Application Part signaling protocols that allow carriers to provide support for roamers visiting their service area and for their customers when they roam outside their service area. This data is transported over the SS7 network, and we act as a network hub for carriers to efficiently deliver this data to roaming partners. Our International Roaming service manages signaling conversion and implementation anomalies between different countries to provide activation processing, seamless international roaming, international customer care, and fraud protection, while our Wireless Data Roaming service enables carriers to offer wireless data roaming to their subscribers over Wi-Fi, CDMA2000 and GSM/GPRS networks.

•

Voice Over Internet Protocol (“VoIP”) Services.    The VeriSign® IP Connect service allows VoIP providers, cable operators, Multi-Service Operator’s (“MSO”) and mobile operators to extend VoIP services across multiple access methods and provides routing directory services to support interconnection of VOIP networks. VeriSign’s directory routing services also enable efficient delivery of mobile messaging and mobile content. VeriSign® SIP-7 Service integrates Session Initiation Protocol (“SIP”) based VoIP platforms with the existing SS7 network, allowing interconnection between IP networks and the Public Switch Telephone Network.

•

CALEA Compliance Services.    Our NetDiscovery services help telecommunications carriers to meet the requirements of the Communications Assistance for Law Enforcement Act (CALEA) through provisioning, access and delivery of call information from carriers to law enforcement agencies.

Intelligent Database Services.    Through our Intelligent Database services, we enable carriers to find and interact with network databases and conduct database queries that are essential for many advanced services, including the following:

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

•

Line Information Database (“LIDB”).    LIDB provides subscriber information (such as the subscriber’s service profile and billing specifications) to other carriers enabling them to respond to calls (e.g., whether to block certain calls, allow collect calls, etc.).

•	Toll-free Database Services. Leveraging VeriSign’s SS7 network, our Toll-free Database services allow customers to complete toll-free calls throughout the United States and Canada.

Telecommunications Consulting Services.    Our Telecommunication Consulting Services organization offers a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies.

Content Services

Digital Content Services.    Our Digital Content services provide secure and scalable media and content delivery solutions for Internet, broadband, and mobile applications, including network connections, digital rights management, mobile storefronts and video-on-demand. With our Digital Content services, providers can deliver a wide range of content, including DVD-quality video-on-demand and IPTV solutions, business video delivery platforms for enterprises, mobile tickets, quickly-deployable mobile marketing, interactive-TV applications, such as voting, and white-label mobile storefronts with an extensive content library.

Messaging Services.    Our Inter-Carrier Messaging services allow wireless subscribers to send text and multi-media messages between different service providers and devices. Our Inter-Carrier Multi-Media

Messaging (“MMS”) services allow subscribers to send pictures, audio and video between different service providers and devices and are provided on a service bureau basis that connects to wireless service providers’ multimedia messaging centers and routes MMS messages between service providers. Through our hosted services we also facilitate the sharing, distribution and storage of multimedia messages for our customers in the United States, Canada, New Zealand and Mexico. Through our MetcalfTM Inter-Carrier send short messaging services (“SMS”), we enable wireless carriers to send SMS text messages between carrier systems and devices, and across disparate networks and technologies so that customers can exchange messages outside the carrier’s network.

Mobile Delivery Services.    Our Mobile Content Delivery Network enables providers to deliver and bill for nearly any type of mobile content and messaging using a distribution network for mobile media and applications that reaches wireless subscribers throughout North America, Europe, and other countries. The Mobile Content Delivery Network may be used to distribute messages, premium content, and Java applications through SMS, MMS, and WAP Push; bill for premium-rated messages and receive real-time transaction data from carriers’ billing systems; deliver mass messages to large customer segments; create and offer monthly auto-renew subscription plans; and monitor all mobile programs, measure effectiveness, and customize reporting.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Mountain View, California; Dulles, Virginia; Lacey, Washington; Providence, Rhode Island; Overland Park, Kansas; Melbourne, Australia; and Kawasaki, Japan. For financial information by geographic area, see Note 16, “Segment Information,” of our Notes to Consolidated Financial Statements. We are currently in the process of building a new secure data center in New Castle, Delaware. Most of these secure data centers operate on a 24-hour a day, 7 days per week, 365 days a year basis, supporting our business units and services. Key features of our operations infrastructure include:

•

Distributed Servers.    We deploy a large number of high-speed servers to support capacity and availability demands that in conjunction with our proprietary software offers automatic failover, global and local load balancing and threshold monitoring on critical servers.

•

Advanced Telecommunications.    We deploy and maintain redundant telecommunications and routing hardware and maintain high-speed connections to multiple Internet service providers (“ISPs”) to ensure that our critical services are readily accessible to customers at all times.

•

Network Security.    We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between software modules that are designed to prevent most known forms of electronic attacks. In addition, we employ firewalls and intrusion detection software, and contract with security consultants who perform periodic probes to test our systems and security risk assessments.

As part of our operations infrastructure for our domain name registry services, we operate all domain name servers that answer domain name lookups for the .com and .net zones. We also operate two of the thirteen externally visible root zone server addresses, including the “A” root, which is considered to be the authoritative root zone server of the Internet’s domain name system (“DNS”). The domain name servers provide the associated name server and IP address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an average of over 26 billion responses per day during 2007. These name servers are located around the world, providing local domain name service throughout North America, Europe, and Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

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

Marketing, Sales and Distribution

We market our services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, direct marketing through all media, mass merchandisers, value-added resellers, systems integrators and VeriSign Affiliates. Our direct sales and marketing organization at December 31, 2007 consisted of 814 individuals, including managers, sales representatives, marketing, technical and customer support personnel. We have field sales offices throughout the world.

Research and Development

As of December 31, 2007, we had 954 employees dedicated to research and development. We believe that timely development of new and enhanced Internet security, e-commerce, information, and technologies are necessary to remain competitive in the marketplace.

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

New technologies and the expansion of existing technologies may increase competitive pressure. We cannot assure you that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our security services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business. See the section titled “The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share” of Item 1A “Risk Factors” for additional details regarding our competition.

Industry Regulation

Naming Services.    Within the U.S. Government, oversight of Internet administration is provided by the U.S. DOC. On September 29, 2006, the DOC and ICANN signed a Joint Project Agreement to continue the transition of the coordination of the technical functions relating to the management of the Internet Domain Name and Addressing System to the private sector.

As the exclusive registry of domain names within the .com and .net gTLDs, we have entered into certain agreements with ICANN and the DOC:

.com Registry Agreement. On November 29, 2006, the DOC approved the Registry Agreement between ICANN and VeriSign for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. The .com Registry Agreement provides that it shall be renewed for successive terms unless it has been determined that VeriSign has been in fundamental and material breach of certain provisions of the .com Registry Agreement and has failed to cure such breach. The DOC shall approve such renewal if it concludes that it is in the public interest and in the continued security and stability of the domain name system and that the provision of registry services is offered on reasonable terms.

VeriSign is required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions in the 2006 ..com Registry Agreement relating to handling of data and other registry operations. The 2006 .com Registry Agreement also provides a procedure for VeriSign to propose and ICANN to review and approve additional registry services.

Cooperative Agreement. In connection with the DOC’s approval of the .com Registry Agreement, VeriSign and the DOC entered into Amendment No. Thirty (30) to its Cooperative Agreement—Special Awards Conditions NCR-92-18742 regarding operation of the ..com and .net gTLD registries, which extends the term of Cooperative Agreement through November 30, 2012 and provides that any renewal or extension of the .com Registry Agreement is subject to prior written approval by the DOC. The Amendment provides that the DOC shall approve such renewal if such approval serves the public interest and in the continued security and stability of the domain name system and that the provision of registry services is offered on reasonable terms.

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

The descriptions of the .com Registry Agreement and Amendment No. 30 of the Cooperative Agreement are qualified in their entirety by the text of the complete agreements that are incorporated by reference as exhibits to this report.

Information and Security Services.    Some of our security services utilize and incorporate encryption technology. Exports of software and hardware products utilizing encryption technology are generally restricted by the United States and various non-United States governments. We have obtained approval to export many of the security services we provide to customers globally under applicable United States export law, including our server digital certificate services. As the list of products and countries for which export approval is expanded or changed, government restrictions on the export of software and hardware products utilizing encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals, we may not be able to sell some of our security services in international markets.

There are currently no U.S. federal laws or regulations that specifically control certification authorities, but a limited number of states have enacted legislation or regulations with respect to certification authorities. If we do not comply with these state laws and regulations, we will lose the statutory benefits and protections that would be otherwise afforded to us. Moreover, if our market for digital certificates grows, the United States federal, state, or foreign governments may choose to enact further regulations governing certification authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could have a material, adverse impact on our business.

Communications Services.    Our communications customers are subject to regulations of the Federal Communications Commission, which indirectly affects our communications services business. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect of regulation or deregulation on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct government regulation.

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

With regard to our Information and Security Services business, we also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA, a security division of EMC Corporation, and other technology that is used in our security services to perform key functions. RSA has granted us a perpetual, royalty-free, nonexclusive, worldwide license to use RSA’s products relating to certificate issuing, management and processing functionality. We develop services that contain or incorporate the RSA BSAFE® products and that relate to digital certificate-issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, software for customers to preview and forward digital certificate requests to them. RSA’s BSAFE® product is a software tool kit that allows for the integration of encryption and authentication features into software applications.

With regard to our Naming Services business, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our registry service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses, including the conversion of internationalized domain names. We own our proprietary shared registration system through which competing registrars submit .com and .net second-level domain name registrations. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors.

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

Employees

The following table shows a comparison of our employee headcount by function:

	As of December 31,
	2007	2006	2005
Employee headcount from operations:
Cost of revenues	1,673	2,342	1,807
Sales and marketing	809	989	763
Research and development	954	1,022	801
General and administrative	815	978	705

Total	4,251	5,331	4,076

We have never had a work stoppage, and no U.S.-based employees are represented under collective bargaining agreements. Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. Competition for qualified personnel in our industry and in some of our geographical locations is intense, particularly for software development personnel.

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

Risks relating to our business

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the uncertainties, costs and risks related to our proposed divestiture plan, including any income statement charges we incur in connection therewith;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our naming services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our information and security services, both in the United States and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	the impact of price changes in our communications services and information and security services or our competitors’ products and services; and

•	general economic and market conditions as well as economic and market conditions specific to the telecommunications and Internet industries.

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

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

Our diversified business structure may result in significant fluctuations of our financial results.

Many of the companies we have acquired during the past 7 years operated in different businesses from our then-current business. Although we plan on divesting many of these businesses, until our divestiture plan is complete, our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other Internet Protocol (“IP”) networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the success in marketing and overall demand for our content services to consumers and businesses;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things, continue to:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

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

The joint venture agreements contain provisions requiring minimum cash distributions to the members. However, these provisions are subject to conditions and limitations, and therefore, we cannot assure you that we will ever receive cash distributions from these joint ventures. If the joint ventures require capital to fund their operations, we could be required to make capital contributions or loans to the joint ventures. The business operated by the U.S. joint venture is a newer business and therefore it may be more likely to require additional funding, although we cannot assure you that the Netherlands joint venture will not require additional funding as well. Additionally, we could be required to pay additional amounts to the joint ventures if it is later determined that we breached any of the representations or warranties in the formation agreement for the joint ventures.

The value of our investment in these joint ventures is subject to general economic, technological and market trends, as well as to the operating and financial decisions of the management team of the joint venture, all of which are outside of our control. In addition, these joint ventures may not gain the expected number of customers and/or generate the expected level of revenues, and consequently, we may never receive any cash distributions from these joint ventures, and in fact, they may require additional funding, any of which could diminish the value of or dilute our investment. Our investments in these joint ventures may not provide the economic returns we are seeking and may not increase in value above the minimum amounts at which we can require Fox or News Corporation to buy our shares from us. We cannot assure you that the commercial agreements, including the Gateway Services Agreement, will provide us any benefit. It is also possible that Fox and News Corporation could purchase our shares from us in the future, prior to the businesses of the joint ventures reaching their full potential. Therefore, we cannot provide you with any assurance as to whether we will achieve a favorable return on our investment.

We also entered into various other commercial relationships with the joint ventures; however, we cannot assure you that we will derive significant revenues from these other relationships.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of December 31, 2007, we had approximately 1,200 employees outside the United States, including Europe, Asia, Australia, and the Americas. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violations of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

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

Application of new and existing laws and regulations to the Internet and wireless communications industry can be unclear. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

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

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2007, arising from internal control deficiencies in our stock administration policies and practices, as discussed in Part II, Item 9A, “Controls and Procedures.” In addition, due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, and the date of this report, our disclosure controls and procedures were not effective.

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

Issues arising from our agreements with ICANN and the DOC could harm our registry business.

The U.S. DOC has adopted a plan for the phased transition of the DOC’s responsibilities for the domain name system to ICANN. As part of this transition, as the exclusive registry of domain names within the .com and .net gTLDs, we have entered into agreements with ICANN and with the DOC.

We face risks from the transition of the DOC’s responsibilities for the domain name system to ICANN, including the following:

•	ICANN could adopt or promote policies, procedures or programs that are unfavorable to us as the registry operator of the .com and .net gTLDs or that are inconsistent with our current or future plans;

•	the DOC or ICANN could terminate our agreements to be the registry for the .com or .net gTLDs under the circumstances described elsewhere in this report;

•	if the .com and/or .net Registry Agreements are terminated, it could have a material adverse impact on our business;

•	the renewal of the .com Registry Agreement is not approved by the DOC;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•

the DOC could revoke its recognition of ICANN, as a result of which the DOC could take the place of ICANN for purposes of our agreements with ICANN, and could take actions that are harmful to us and could disrupt current or future business plans;

•

the U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

•	our registry business could face legal or other challenges resulting from our activities or the activities of registrars and registrants.

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

•

some governments and governmental authorities outside the United States have in the past disagreed with, and may in the future disagree with, the actions, policies or programs of ICANN, the U.S. Government and us relating to the domain name system. These foreign governments or governmental authorities may take actions or adopt policies or programs that are harmful to our business.

As a result of these and other risks, it may be difficult for us to introduce new services in our domain name registry business and we could also be subject to additional restrictions on how this business is conducted.

We rely on third parties who maintain and control root zone servers and route Internet communications.

We currently administer and operate only two of the thirteen root zone servers. The others are administered and operated by independent operators on a non-regulated basis. Because of the importance to the functioning of the Internet of these root zone servers, our registry services business could be harmed if these independent operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demands on the two root zone servers we operate.

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

Our success depends on our internally developed technologies, patents and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the United States. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

We also license third-party technology that is used in our products and services to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. Our business could suffer if we lost the rights to use these technologies. Additionally, another party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of our Internet infrastructure services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

We could become subject to claims of infringement of intellectual property of others, which could be costly to defend and which could harm our business.

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we provide links to news content as part of our real-time publisher service. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our information and security services than we would otherwise. Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships and on the ability of these parties to market our services successfully.

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

We depend on the performance of our senior management team and other key employees. Our success also depends on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the United States and abroad. In addition, our stringent hiring practices for some of our key personnel, which consist of background checks into prospective employees’ criminal and financial histories, further limit the number of qualified persons for these positions.

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

Ongoing compliance with the corporate governance requirements of the Sarbanes-Oxley Act and the NASDAQ Stock Market has increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. It is more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced coverage and incur substantially higher costs to obtain the reduced level of coverage. Further, our board members, chief executive officer and chief financial officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

Our amended and restated Certificate of Incorporation and Bylaws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our Board of Directors. These provisions include:

•	our stockholders may take action only at a meeting and not by written consent;

•	our board must be given advance notice regarding stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors;

•	vacancies on our board may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

•	special meetings of our stockholders may be called only by the chief executive officer, the president or the board, and not by our stockholders.

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

Risks relating to the competitive environment in which we operate

The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

Competition in Information and Security Services.    Our information and security services are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure electronic commerce and communications over wireline and wireless IP networks. The market for information and security services is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA, the security division of EMC, and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority-related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including GoDaddy and other domain name registrars. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

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

Competition in Naming Services.    We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .name, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. There are currently 16 gTLD registries and over 240 ccTLD registries.

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

The Internet and communications network services industry are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In order to remain competitive and retain our market share, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences.

We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

Risks related to our divestiture plan

We may face difficulties and incur costs associated with our divestiture plan and our financial condition, results of operations or cash flows could be adversely affected.

Transitioning disposed businesses involves a number of risks, including, but not limited to difficulties separating operations, services, products and personnel; the potential impairment of relationships with our existing customers; the disruption of our business and the potential loss of key employees.

For example, our divestiture plan will require a substantial amount of management, administrative and operational resources. These demands may distract our employees from the day-to-day operation of VeriSign’s core businesses.

There is also risk that we may incur additional charges associated with an impairment of a portion of goodwill and other intangible assets due to changes in market conditions for acquisitions and dispositions. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis, and to re-evaluate goodwill and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. Further, we are likely to incur income statement charges to complete the divestiture plan, which could be material.

If we are unable to successfully address any of these risks for future dispositions, our financial condition, results of operations or cash flows could be adversely affected.

We may be unable to achieve some or all of the benefits that we expect will result from the divestiture plan and such benefits may be delayed or not occur at all.

We may not be able to achieve the full strategic and financial benefits we expect from the divestiture of VeriSign’s non-core businesses from our portfolio. For example, we may encounter difficulties identifying buyers for certain businesses or be unable to sell businesses identified for divestiture, and there can be no assurance that analysts and investors will place greater value on VeriSign following the divestiture plan than the value placed on us pre-divestiture.

In addition, there is no guarantee that the planned divestitures will occur or will not be significantly delayed. Completion of the plan of divestiture is subject to a number of factors, including:

•	business, political and economic conditions in the United States and in other countries in which the Company currently operates;

•	governmental regulations and policies, actions and approvals of regulatory bodies;

•	the operating performance of the Company; and

•	identification of buyers and negotiation of sale agreements.

We may be adversely affected under certain covenants in our bank credit facility.

Our bank credit agreement contains a negative covenant that limits our ability to sell assets and freely deploy the proceeds we receive from such sales, subject to exceptions based on the size and timing of the sales. Therefore, depending on the size and timing of any dispositions that we decide to pursue as part of our divestiture plan, we may find it necessary to seek an amendment to our credit agreement or to structure the sales in a manner that complies with the covenant but that is potentially less favorable to the Company than would otherwise be the case. There can be no guarantee that we will be successful in obtaining any such amendment on acceptable terms or at all or be able to structure potential dispositions accordingly.

We may continue to be responsible for a portion of our contingent and other corporate liabilities following the divestiture of certain businesses.

It is possible that under the agreements reached with buyers for businesses divested under the plan, we may remain liable for certain contingent and corporate liabilities. There is a possibility that we will incur costs and expenses associated with the management of these contingent and other corporate liabilities. These contingent and other corporate liabilities could potentially relate to consolidated securities litigation, as well as actions brought by third parties as a result of the divestiture plan. Where responsibility for such liabilities is to be shared with the buyer, it is possible that the buyer or another party may be in default for payments for which they are responsible, obligating us to pay amounts in excess of our agreed-upon share of the assumed obligations.

Completion of the divestiture plan may restrict our ability to compete in certain market sectors.

It is possible that under the agreements reached with buyers for businesses divested under the plan, we will be restricted from competing, either directly or indirectly, with those businesses or from entering certain market sectors for a defined period of time pursuant to negotiated non-compete arrangements.

Risks related to our securities

We have a considerable number of common shares subject to future issuance.

As of December 31, 2007, we had one billion authorized common shares, of which 222.8 million shares were outstanding. In addition approximately, 46.6 million common shares were reserved for issuance pursuant to employee stock option and employee stock purchase plans (“Equity Plans”), and approximately 36.4 million shares were reserved for issuance upon conversion or repurchase of the 3.25% junior subordinated convertible debentures due 2037. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our Equity Plans or the conversion or repurchase of debentures using common stock, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Holders of our outstanding 3.25% junior subordinated convertible debentures will have the right to require us to repurchase the debentures upon the occurrence of a fundamental change as defined in the Indenture dated as of August 20, 2007 (the “Indenture”). Although we currently have the intent and the ability to settle the principal amount of the convertible debentures in cash as required under the Indenture, we may not have sufficient funds to repurchase the debentures in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the debentures, we will be required to make cash payments to the holders of the debentures equal to the lesser of the principal amount of the debentures being converted and the conversion value of those debentures. Such payments could be significant, and we may not have sufficient funds to make them at such time.

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

While we currently have the intent and ability to settle the principal in cash, if we conclude that we no longer have the ability, in the future, we will be required to change our accounting policy for earnings per share from the treasury stock method to the if-converted method.

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial condition and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. For example, in August 2007, the Financial Accounting Standards Board (“FASB”) issued for comment, the proposed FASB Staff Position (“FSP”) No. APB 14-a (“FSP APB 14-a”), “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” that would significantly affect the accounting for convertible debt. Our 3.25% convertible debentures due 2037 would be affected by this proposed FSP. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the consolidated statement of income. In applying this FSP, the FASB emphasized that the FSP would be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP would be applied retrospectively to all periods presented. If the FSP is approved, it is expected to be effective for fiscal years beginning after December 15, 2007, and will require retrospective application. The Company would be required to implement the proposed standard during the first quarter of 2008, which begins on January 1, 2008. Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. As a result, there could be a material adverse impact on our results of operations and earnings per share. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the debentures.

See Note 10, “Junior Subordinated Convertible Debentures,” of our Notes to Consolidated Financial Statements for further information.

Certain other risks

Our communications services business depends in part on the acceptance of our SS7 network and the telecommunications industry’s continuing use of SS7 technology.

Our future growth in our communications services business depends, in part, on the commercial success and reliability of our SS7 network. Our SS7 network is a vital component of our network services and has been a significant source of revenues for our Communications Services Group. Our communications services business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network.

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

We target our information and security services at the market for trusted and secure electronic commerce and communications over IP and other networks. Our Naming Services business unit is developing managed services designed to work with the EPCglobal Network and RFID, technology, point-of-sale data services and real-time publisher services. These are rapidly evolving markets that may not continue to grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services is very uncertain. The factors that may affect market acceptance of our services include the following:

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

VeriSign’s corporate headquarters are located in Mountain View, California. We have administrative, sales, marketing, research and development and operations facilities located in the United States, Central America, South America, Europe, Asia, Australia and Africa. We own approximately 512,000 square feet of space, which includes our headquarters complex in Mountain View, California and facilities in Savannah, Georgia, Lacey, Washington and New Castle, Delaware. As of December 31, 2007, we leased approximately 954,000 square feet of space, primarily in the United States and to a lesser extent, Europe and the Asia Pacific. Our facilities are under lease agreements that expire at various dates through 2017. We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future.

Major Locations	Approximate Square Footage	Use
United States:
Mountain View, California (owned)	290,000	Corporate Headquarters; Internet Services Group; and Communications Services Group
Dulles, Virginia	241,000	Internet Services Group; and Corporate Services
New Castle, Delaware (owned)	105,000	Internet Services Group; and Communication Services Group
Lacey, Washington (owned)	67,000	Communications Services Group
Savannah, Georgia (owned)	50,000	Communications Services Group
Europe:
Geneva, Switzerland	17,000	Corporate European Headquarters; and Internet Services Group
Asia:
Bangalore, India	119,000	Corporate Headquarters and Communication Services
Tokyo, Japan	15,000	VeriSign Japan K.K. Corporate Headquarters

We are committed to vacate properties, in the U.S and internationally, according to our 2002, 2003 and 2007 restructuring plans (“Plans”). At December 31, 2007, on a worldwide basis related to our Plans, we had an aggregate of approximately 92,000 square feet that was vacant and approximately 26,000 square feet that was being subleased to third parties. See Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net,” of our Notes to Consolidated Financial Statements for further information about our restructuring plans.

ITEM 3.	LEGAL PROCEEDINGS

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of certain patents. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of one of the patents and the Court has dismissed with prejudice all claims of infringement of such patent. In its ruling on the claim construction issues, the Court found some of the claims asserted against VeriSign to be valid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Only one claim remains in the case. On July 13, 2007, the Court issued an order granting summary judgment in favor of VeriSign based on the Court’s finding that such claim is invalid, and denying all other pending dispositive motions. On August 29, 2007, Plaintiff filed a Notice of Appeal. On September 19, 2007, the U.S. Court of Appeals for the Federal Circuit docketed the appeal. While we cannot predict the outcome of this lawsuit, we believe that the allegations are without merit.

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

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure” suite of application and related hardware and software products and its Unified Authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product” infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. On April 2, 2007, the Court issued a ruling from the Markman claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the Markman claim construction ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal. On February 5, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the district court's claim construction ruling and dismissal in our favor.

On June 26, 2006, we received a grand jury subpoena from the U.S. Attorney for the Northern District of California requesting documents relating to our stock option grants and practices. We also received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting documents related to VeriSign’s stock option grants and practices. On February 9, 2007, we received a formal order of investigation from the SEC. On October 29, 2007, the SEC issued a letter to us stating that the investigation had been terminated with no enforcement action recommended to the Commission.

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in United States District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in state court (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. We are named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. Motions to stay the state court action are pending. On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned our common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in state court under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. VeriSign and the individual defendants dispute all of these claims.

On November 7, 2006, a judgment was entered against VeriSign by an Italian trial court in the matter of Penco v. VeriSign, Inc., for Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. We were granted a stay on execution of the judgment. We have appealed the lower court’s ruling on the merits and the hearing on the appeal is scheduled in May 2008. We believe the claims are without merit.

On November 30, 2006, Freedom Wireless, Inc. filed a complaint against VeriSign and other defendants alleging that we infringe certain patents by making, using, selling or supplying products, methods or services relating to supplying prepaid wireless telephone services to telecommunications companies. VeriSign filed an answer to the complaint on January 25, 2007. The lawsuit is pending in the United States District Court for the Eastern District of Texas. While we cannot predict the outcome of this matter, VeriSign believes that the allegations are without merit and intends to vigorously defend against them.

On January 31, 2007, VeriSign and News Corporation finalized a joint venture giving News Corporation a controlling interest in VeriSign’s wholly owned Jamba subsidiary. Accordingly, effective January 31, 2007, VeriSign transferred to the joint venture direction and control of all litigation, described in prior reports filed with the SEC, relating to Jamba! GmbH and Jamster International Sarl.

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. On June 7, 2007, plaintiffs Michael and Michele Hardin, on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc. and other defendants alleging that defendants collectively operate various “gambling games” in violation of Georgia state law. Plaintiffs allege that interactive television promotions contained in various broadcasts, including NBC’s “Deal or No Deal,” wrongly permit participants to incur premium text message charges in order to participate in the promotions to win a prize. The lawsuit is pending in the United States District Court for the Northern District of Georgia, Gainesville Division. While we cannot predict the outcome of any of these matters, we believe that the allegations in each of them are without merit and intend to vigorously defend against them.

On October 9, 2007, the Associated Press (“AP”) filed a complaint in federal court in New York against Moreover Technologies, Inc. and VeriSign, Inc. for copyright and trademark infringement and other claims arising from the Real Time Publishing business. The complaint seeks unspecified compensatory, punitive and treble damages and a permanent injunction. While we cannot predict the outcome of this matter, we intend to vigorously defend against the claims.

We are involved in various other investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion will have a material effect on our business. We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of January 31, 2008:

Name	Age	Position
William A. Roper, Jr.	61	President, Chief Executive Officer and Director
Albert E. Clement	45	Chief Financial Officer
Grant L. Clark	53	Senior Vice President and Chief Administrative Officer
John M. Donovan	47	Executive Vice President, Sales, Operations, Customer Care and Product Development
Richard H. Goshorn	51	Senior Vice President, General Counsel and Secretary
Anne-Marie Law	40	Senior Vice President, Global Human Resources
Russell S. Lewis	53	Senior Vice President, Strategic Development
Kevin A. Werner	47	Senior Vice President, Corporate Development and Strategy

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

Albert E. Clement has served as Chief Financial Officer since July 2007. He served as Senior Vice President, Finance, and Controller from January 2001 to June 2007. From January to December 2000, he served as Controller of Network Solutions, which was acquired by VeriSign in June 2000. Prior to joining Network Solutions, Mr. Clement held senior financial positions at BroadPoint Communications and MCI from 1996 to 2000. Prior to that, Mr. Clement spent twelve years in various capacities at PricewaterhouseCoopers LLP. He is a certified public accountant and holds a Bachelor of Accountancy from George Washington University.

Grant L. Clark has served as Senior Vice President and Chief Administrative Officer since October 2007. From January 2004 until joining VeriSign, Mr. Clark served as senior vice president and chief deputy counsel of SAIC, Inc., a diversified information technology services company. From November 1999 until January 2004, he was senior vice president and general counsel of Telcordia Technologies, a SAIC subsidiary. Mr. Clark holds a B.A. degree in English from Framingham State College and a J.D. degree from Suffolk Law School.

John M. Donovan has served as Executive Vice President, Sales, Operations, Customer Care and Product Development since November 2006 when VeriSign acquired inCode Telecom Group, Inc., a wireless consulting company. He served as Chief Executive Officer and Chairman of the Board of Directors of inCode from November 2000 to November 2006. Prior to joining inCode, Mr. Donovan was with Deloitte Consulting from 1994 to 2000, where he was a partner from 1997 to 2000 and held the position of Americas Industry Practice Director for Telecom. Mr. Donovan serves as a director of NII Holdings, Inc. Mr. Donovan holds a B.S. degree in Electrical Engineering from the University of Notre Dame and an MBA degree in Finance from the University of Minnesota.

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

Anne-Marie Law has served as Senior Vice President, Global Human Resources since August 2007. From May 2007 to July 2007, she served as Vice President, Global Human Resources. From 1999 to April 2007, Ms. Law served in a variety of senior capacities within the human resources department of Xilinx, Inc, a provider of programmable solutions. Ms. Law holds a B.A. degree in Art History from Leicester University in the United Kingdom.

Russell S. Lewis has served as Senior Vice President, Strategic Development since January 2005. From February 2002 to December 2004, he served as General Manager, Naming and Directory Services and from March 2000 to February 2002, he served as Senior Vice President, Corporate Development. Since August 1999, he has served as President of Lewis Capital Group, LLC, an investment firm. Mr. Lewis serves as a director of Delta Petroleum Corporation. Mr. Lewis holds an M.B.A. degree with a concentration in finance and marketing from Harvard School of Business and a B.A. degree in Economics from Haverford College.

Kevin A. Werner has served as Senior Vice President, Corporate Development and Strategy since September 2007. From February 2004 until joining VeriSign, Mr. Werner served as senior vice president, director of strategic development activities of SAIC, Inc., a diversified information technology services company. From April 2000 until January 2004, he was president and managing director of SAIC Venture Capital Corporation, a SAIC subsidiary. Mr. Werner holds a B.A. degree in Political Science from George Washington University and a J.D. degree from Harvard Law School.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ending December 31, 2008:
First Quarter (through February 28, 2008)	$38.06	$30.14
Year ended December 31, 2007:
Fourth Quarter	$41.96	$31.52
Third Quarter	34.68	27.77
Second Quarter	32.12	24.83
First Quarter	26.78	22.92
Year ended December 31, 2006:
Fourth Quarter	$26.77	$19.90
Third Quarter	23.27	15.95
Second Quarter	25.45	20.91
First Quarter	25.00	20.75

On January 31, 2008, there were 809 holders of record of our common stock; although we believe there are approximately 150,000 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 28, 2008, the reported last sale price of our common stock was $36.00 per share as reported by the NASDAQ Global Select Market.

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

We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth. Information regarding our equity compensation plans may be found in Part III, Items 11 and 12, of this Form 10-K. See Note 11, “Stockholders’ Equity,” of our Notes to Consolidated Financial Statements for further information regarding our equity compensation plans.

Share Repurchases

To facilitate the stock repurchase program, designed to return value to the stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

On January 31, 2008, our Board of Directors authorized a stock repurchase program (“2008 stock repurchase program”) having an aggregate purchase price of up to $600 million of our common stock.

On February 8, 2008, we announced that we entered into an Accelerated Share Repurchase (“ASR”) agreement to repurchase $600 million of our common stock under the 2008 stock repurchase program and announced an intent to repurchase up to an additional $200 million in open market transactions under the stock repurchase program the Board of Directors authorized in 2006 (“2006 stock repurchase program”). We paid $600 million to a financial institution in exchange for a number of shares, which will be determined, subject to a cap, based on market prices during the term of the ASR agreement. Through February 28, 2008 we received 15.1 million shares under the ASR agreement. We expect to complete the ASR by the end of the third quarter of 2008, although in certain circumstances the completion date may be shortened or extended.

On August 7, 2007, our Board of Directors authorized the use of the net proceeds from the issuance of the convertible debentures as described in Note 10, “Junior Subordinated Convertible Debentures,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, to repurchase shares of our common stock in addition to the 2006 stock repurchase program.

In August 2007, we used the proceeds from the issuance of the convertible debentures to repurchase 12.2 million shares of our common stock for an aggregate cost of approximately $350 million. Additionally, we entered into a $200 million Guaranteed Share Repurchase (“GSR”) agreement and a $600 million ASR agreement with two independent financial institutions. Under the terms of the GSR agreement, we received approximately 6.3 million shares of our common stock. Under the terms of the ASR agreement we received approximately 19.5 million shares, of which 12.9 million were settled during the third quarter of 2007 and 6.6 million were settled in the fourth quarter. These agreements have been accounted for under Emerging Issues Task Force Issue (“EITF”) No. 99-7, “Accounting for an Accelerated Share Repurchase Program,” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2007	5,440,000	$30.70	5,440,000	$984.7 million
November 1 – 30, 2007	800,572	30.70	800,572	984.7 million
December 1 – 31, 2007	400,286	$30.70	400,286	$984.7 million

	6,640,858		6,640,858

(1)	These shares purchased represent shares from the August 2007 ASR agreement that were settled during the fourth quarter of 2007.
(2)	This amount represents the remaining value of the 2006 stock repurchase program at December 31, 2007.

In 2006, the Board of Directors authorized the 2006 stock repurchase program with no expiration date to repurchase up to $1.0 billion of our common stock. In January and February of 2008, we repurchased 13.3 million shares of our common stock under the 2006 stock repurchase program for an aggregate cost of $451.9 million. In 2007, we did not repurchase any shares under the 2006 stock repurchase program. In 2006, we repurchased approximately 0.7 million shares under the 2006 stock repurchase program for an aggregate cost of

$15.3 million. As of February 28, 2008, we have approximately $532.7 million available under the 2006 stock repurchase program.

In 2005, the Board of Directors authorized a stock repurchase program (“2005 stock repurchase program”) to repurchase up to $500 million of our common stock. In 2006, we repurchased approximately 5.7 million shares under the 2005 stock repurchase program for an aggregate cost of approximately $119.7 million. In 2005, we repurchased approximately 16.5 million shares under the 2005 stock repurchase program for an aggregate cost of approximately $380.3 million. This stock repurchase program was completed in the second quarter of 2006.

In 2001, the Board of Directors authorized a stock repurchase program (“2001 stock repurchase program”) to repurchase up to $350 million of our common stock. In 2005, we repurchased approximately 6.3 million shares under the 2001 stock repurchase program for an aggregate cost of approximately $167 million. This stock repurchase program was completed in the third quarter of 2005.

From the inception of the stock repurchase program in 2001 to February 28, 2008, we have repurchased approximately 101.7 million shares of our common stock for an aggregate cost of approximately $3.1 billion.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite Index and the S&P 500 Information Technology Index on December 31, 2002, and calculates the return quarterly through December 31, 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/30/2006	12/29/2007
VeriSign, Inc.	$100	$203	$419	$273	$300	$469
Nasdaq Composite Index	$100	$151	$165	$168	$186	$205
S&P 500 Information Technology Index	$100	$147	$151	$152	$165	$192

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the last five fiscal years. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes thereto included in Item 15 of this Form 10-K, to fully understand factors that may affect the comparability of the information presented below.

We have completed a number of acquisitions since 2005 as described in Note 3, “Business Combinations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. The results of the acquired companies’ operations are included in our Consolidated Financial Statements from their respective dates of acquisition.

We account for discontinued operations in accordance with SFAS 144, and accordingly, we have reclassified the selected financial data for all periods presented to reflect our discontinued operations as described in Note 4, “Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Selected Consolidated Statements of Operations Data: (in millions, except per share data)

	Year Ended December 31,
	2007 (1)	2006 (2)	2005 (3)	2004	2003 (4)
Continuing Operations:
Revenues	$1,496	$1,563	$1,605	$1,117	$1,017
Operating (loss) income	$(222)	$91	$215	$73	$(241)
Net (loss) income	$(145)	$374	$162	$134	$(294)
Net (loss) income from continuing operations per share:
Basic	$(0.61)	$1.53	$0.63	$0.53	$(1.23)
Diluted	$(0.61)	$1.51	$0.62	$0.52	$(1.23)
Discontinued Operations:
Revenues	$12	$12	$60	$51	$38
Net income	$5	$5	$267	$19	$7
Net income from discontinued operations per share:
Basic	$0.02	$0.02	$1.04	$0.08	$0.03
Diluted	$0.02	$0.02	$1.01	$0.08	$0.03
Consolidated Total:
Net (loss) income	$(140)	$379	$429	$153	$(287)
Net (loss) income per share:
Basic	$(0.59)	$1.55	$1.67	$0.61	$(1.20)
Diluted	$(0.59)	$1.53	$1.63	$0.60	$(1.20)

(1)	In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and SFAS 144, operating loss includes an impairment charge of $182.2 million, $62.6 million and $4.3 million for goodwill, other intangible assets and property and equipment, respectively, related to our Content Services business reporting unit. Net loss includes a $68.2 million gain recognized upon the divestiture of our majority ownership interest in Jamba.
(2)	Net income includes $349.8 million in income tax benefits that resulted from the release of our valuation allowance of $236.4 million from our deferred tax assets and recognizing a non-recurring benefit to tax expense of $113.4 million due to a favorable ruling received in the second quarter of 2006 relating to a capital loss generated in 2003.
(3)	Net income for 2005 includes a gain on sale of discontinued operations of $250.6 million, net of tax.
(4)	Operating loss includes a $335.2 million in charges relating to the impairment of goodwill and the amortization and impairment of other intangible assets.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2007	2006	2005	2004	2003
Total assets	$4,023	$3,974	$3,181	$2,599	$2,102
Convertible debentures	1,265	—	—	—	—
Stockholders’ equity	1,528	2,377	2,023	1,691	1,377

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we filed in 2007. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Business Overview

We operate infrastructure services that enable and protect billions of interactions every day across the world’s voice, video and data networks. We offer a variety of Internet and communications-related services, which are marketed through Web site sales, direct field sales, channel sales, telesales, and member organizations in our global affiliate network.

Our business consists of two reportable segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Information and Security Services business and the Naming Services business. The Information and Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The Naming Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names. The Communications Services Group provides communications services, such as connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, and mobile commerce services; and content services, such as digital content and messaging services.

In late 2007, we announced a change to our business strategy to be more tightly aligned with our core competencies, which is providing highly scaleable, reliable and secure Internet infrastructure services to customers around the world. The strategy calls for divesture of a number of non-core businesses in our portfolio, such as communications, billing and commerce, content delivery, messaging and enterprise security services. By divesting these non-core businesses, additional resources should be available to invest in the core businesses that will remain: Naming Services, SSL Certificate Services, and Identity and Authentication services. We face a number of risks associated with our plan to divest ourselves of several non-core businesses. The operations of these businesses will be classified as discontinued operations when all criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets,” are met. All of such criteria were not met as of December 31, 2007. As a result of these divestitures in 2008, we would expect revenues, operating expenses and operating income from continuing operations to decrease in absolute dollars and expect a reduction in the number of employees.

Effective January 1, 2007, we adopted a functional business structure that realigned the Internet Services Group and the Communications Services Group to deliver products and services on an integrated basis through two main functional units: Sales and Consulting Services and Products and Marketing. The Sales and Consulting Services group is aligned by vertical industry and combines our multiple sales functions, in-market consulting services, and business development teams. The Products and Marketing group combines our product management, product development, marketing and customer support functions, as well as a new innovation team chartered with looking at longer term product line synergies and emerging market trends. With our decision to divest all non-core business lines, the businesses identified for sale have retained (or are in the process of developing) separate sales, consulting, product marketing and other capabilities that would have otherwise been delivered through our Sales and Consulting Services and Products and Marketing organizations.

2007 Business Highlights

•

Total revenues from our Internet Services Group increased $158.2 million, primarily due to continued growth in our Naming Services and Information and Security Services businesses. Total revenues from our Communications Services Group decreased $224.9 million, primarily due to a decline in revenues that resulted from the divestiture of our majority ownership interest in our Jamba business unit in January 2007.

•

We saw a 24% increase in 2007 in active domain names for .com and .net under management. The increase is primarily due to increased demand for new domain names and high renewal rates for existing domain names.

•	We saw a 16% increase in 2007 in our installed base of SSL certificates. The growth is driven by increased demand for our VeriSign, GeoTrust and thawte branded certificates.

•

In January 2007, we sold 51% of our ownership interest in our Jamba subsidiary to Fox Entertainment (“Fox”), a subsidiary of News Corporation, for approximately $192.4 million in cash. Our total net gain from the divestiture was approximately $68.2 million.

•

In August 2007, we issued $1.25 billion principal amount of 3.25% junior subordinated convertible debentures due August 15, 2037, to an initial purchaser in a private offering. We received net proceeds of $1.22 billion after deduction of issuance costs of $25.8 million.

•	We used the proceeds from the issuance of the convertible debentures to repurchase approximately 38.0 million shares of our common stock for an aggregate cost of approximately $1.15 billion.

•

In the fourth quarter of 2007, we recorded an impairment charge of $182.2 million, $62.6 million and $4.3 million for goodwill, other intangible assets and property and equipment, respectively, related to our Content Services business reporting unit.

Acquisitions

We did not make any acquisitions in fiscal 2007.

In 2006, we paid approximately $633.3 million to acquire the following companies: inCode Telecom Group, Inc., a privately held consulting firm for the wireless industry in November 2006; GeoTrust, Inc., a privately-held provider of digital certificates and identity verification solutions in September 2006; m-Qube, Inc., a privately-held mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services in May 2006; Kontiki, Inc., a provider of broadband content services in March 2006; 3united Mobile Solutions ag, a provider of wireless application services in February 2006; CallVision, Inc., a privately-held provider of online analysis applications for mobile communications customers in January 2006; and other acquisitions that were not material on a individual basis or in the aggregate.

In 2005, we paid approximately $436.4 million to acquire the following companies: Retail Solutions International, Inc., a privately-held provider of operational point-of-sale data to the retail industry in October 2005; Moreover Technologies, Inc., a privately-held wholesale aggregator of real-time internet content in October 2005; siteRock K.K., a Japan based privately-held remote network monitoring and outage managing handling firm in October 2005; iDefense, Inc., a privately-held provider of detailed intelligence on network-based threats, vulnerabilities and malicious code July 2005; LightSurf Technologies, Inc., a privately-held provider of multimedia messaging and interoperability solutions for the wireless market in April 2005; and another acquisition that was not material on an individual basis.

We account for all of our significant acquisitions as business combinations using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the acquired companies’ revenues, costs and expenses have been included in our results of operations beginning with their dates of acquisition. As a result of our acquisitions in 2006 and 2005, revenues, costs and expenses for the years ended December 31, 2007, 2006, and 2005 may not be comparable.

See Note 3, “Business Combinations,” of our Notes to Consolidated Financial Statements for further information regarding our business acquisitions over the last three years.

Joint Ventures

On January 31, 2007, we entered into two joint venture agreements with Fox, a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Fox paid VeriSign approximately $192.4 million in cash for a 51% ownership interest in Jamba and we paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. As a result, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures. We recognized a gain of approximately $68.2 million upon the divestiture of our majority ownership interest in Jamba and recorded our interests in the joint ventures as Investments in unconsolidated entities as of December 31, 2007. During the third quarter of 2007, we invested $17.2 million in the joint ventures pursuant to capital calls approved by the board of managers of the joint ventures. The purpose of the capital calls was to fund the ongoing business and working capital needs of the joint ventures. Under the terms of the joint venture agreements, we have agreed to invest an additional amount of approximately $15.6 million in the two joint ventures. In 2007, we provided a working capital loan of $15.0 million under a promissory note to the joint ventures. This loan is outstanding as of December 31, 2007, and is included in Other assets.

In connection with the joint ventures, VeriSign and Fox entered into various put and call agreements. We calculated the initial fair value of our written call options to be $10.9 million using the Black-Scholes option-pricing model. We recorded the fair value of the call options within other long-term liabilities, and will mark-to-market the call options at each reporting period. For the year ended December 31, 2007, we recorded an unrealized gain of $10.9 million, on joint venture call options within Other income, net.

See Note 2, “Joint Ventures,” of our Notes to Consolidated Financial Statements for further information regarding our joint ventures.

Discontinued Operations

We account for discontinued operations when all criteria of SFAS 144 are met. Accordingly, we have reclassified the financial data for all periods presented to reflect the following discontinued operations:

Jamba Service business

In September 2007, we sold our wholly-owned Jamba Service GmbH subsidiary (“Jamba Service”), which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products, for approximately $12.8 million in cash and recorded a net gain of $1.4 million. Jamba Service operations were recorded through August 31, 2007. Jamba Service was part of the Communications Services Group segment.

Payment Gateway business

On November 18, 2005, we completed the sale of certain assets related to our Payment Gateway business to PayPal, Inc. and PayPal International Limited for $370 million in cash. The Payment Gateway business was part of the Internet Services Group.

Subsequent Events

In January and February of 2008, we repurchased 13.3 million shares of our common stock under the 2006 stock repurchase program for an aggregate cost of $451.9 million. As of February 28, we have approximately $532.7 million available under the 2006 stock repurchase program.

On January 31, 2008, our Board of Directors authorized a stock repurchase program (“2008 stock repurchase program”) having an aggregate purchase price of up to $600 million of our common stock.

On February 8, 2008, we announced that we entered into an Accelerated Share Repurchase (“ASR”) agreement to repurchase $600 million of our common stock under the 2008 stock repurchase program and announced an intent to repurchase up to an additional $200 million in open market transactions under the 2006 stock repurchase program. We paid $600 million to a financial institution in exchange for a number of shares, which will be determined, subject to a cap, based on market prices during the term of the ASR agreement. Through February 28, 2008 we received 15.1 million shares under the ASR agreement. We expect to complete the ASR by the end of the third quarter of 2008, although in certain circumstances the completion date may be shortened or extended.

On February 20, 2008, our Board of Directors approved the sale of our Digital Brand Management Services business unit, one of the businesses within the Internet Services Group. In accordance with SFAS 144, the associated assets and liabilities of this business will be classified as held for sale and its operations will be reported as discontinued operations in the first quarter of 2008.

Critical Accounting Policies and Significant Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, goodwill, long-lived assets, restructuring liability, contingent convertible debt, stock-based compensation and income taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies have the most significant impact on our judgment and estimates used in preparing our consolidated financial statements:

Revenue recognition

We recognize revenues in accordance with current generally accepted accounting principles. Revenue recognition requirements are complex rules which require us to make judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to the products and services to be provided. Our assumptions and judgments regarding products and services could differ from actual events.

Revenues from consulting services are recognized either on a time and materials basis as the services are performed, or for fixed price consulting as services are performed, completed and accepted. In some cases, fixed price consulting is measured using the proportional performance method of accounting. Proportional performance is based upon the ratio of hours incurred to total hours estimated to be incurred for the project. We have a history of accurately estimating project status and the hours required to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. Revenues from time-and-materials are recognized as services are performed.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We require all acquired companies to adopt our credit policies. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2007, the allowance for doubtful accounts represented approximately 3% of total accounts receivable, or approximately $6.3 million. A change of 100 basis points in our estimate would amount to approximately $2.1 million.

The following table shows a comparison of our bad debt expense:

	2007	2006	2005
Provision for doubtful accounts	$850	$(1,165)	$1,041

Valuation of goodwill and other intangible assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) loss of key personnel; (e) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (f) testing for recoverability under SFAS 144 of a significant asset group within a reporting unit; (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

We performed our annual impairment tests as of June 30, 2007, 2006 and 2005. The fair value of our reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There were no impairment charges for goodwill from the annual impairment tests conducted as of June 30, 2007, 2006 and 2005.

At December 31, 2007, we performed an additional impairment test primarily as a result of our decision to divest our non-core businesses. As a result of the impairment test, we recorded an impairment charge of $182.2 million, $62.6 million and $4.3 million for goodwill, other intangible assets and property and equipment, respectively, related to our Content Services business reporting unit. See Note 7, “Goodwill and Other Intangible Assets,” of our Notes to Consolidated Financial Statements for further information.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of its annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of these businesses. Although the Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates it is using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. The Company also considers its market capitalization on the date it performs the analysis.

As the Company divests its non-core businesses, it may incur further charges for impairment of goodwill in the future if the net book value of its reporting units exceeds the estimated fair value. Any additional future impairment charges could adversely affect the Company’s earnings.

Valuation of long-lived assets

Our long-lived assets consist primarily of property and equipment and purchased intangible assets subject to amortization. We review long-lived assets for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS 144. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset.

Recoverability of long-lived assets is measured by comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Restructuring charges

We record restructuring charges related to workforce reduction in accordance with SFAS No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43,” since benefits are provided pursuant to a severance plan which uses a standard formula of paying benefits based upon tenure with the Company. The accounting for such restructuring charges meets the four requirements of SFAS 112 which are: (i) our obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated.

We record restructuring charges related to excess facilities and other exit costs in accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be measured and recognized initially at fair value only when the liability is incurred. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary.

Contingent convertible debentures

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

We consider the embedded features related to the contingent interest payments, over-allotment option, and our ability to make specific types of distributions (e.g., extraordinary dividends) to qualify as derivatives, and bundle them as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures is accounted for as a discount on the debentures. The over-allotment feature which was revalued on the date of exercise is accounted for as a premium on the debentures. The debt discount and the debt premium are being accreted to the face value of the debentures as interest expense, net, over the maturity period of the debentures. Any change in the fair value of this embedded derivative is recognized as an unrealized gain or loss in Other income, net.

We account for our investments in joint ventures as equity method investments, based on our ability to exert significant influence but not control over the joint ventures. VeriSign records its investments at the amount of capital contributed plus its percentage interest in the joint ventures’ earnings or loss. We regularly review the operating and financial results based on information provided by these joint ventures, and determine the fair values of these investments based on a valuation performed using the income approach and the market approach. If it is determined that an other-than-temporary decline exists in the fair values of these investments, we write down the investments to their fair value and record the related impairments in earnings from unconsolidated entities.

Stock-based compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, we will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS 123 pro forma disclosures.

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

We use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The stock-based compensation expense for market-based awards is recognized on a straight-line basis over the requisite service period for each such award.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

See Note 13, “Stock-Based Compensation,” of our Notes to Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

Income taxes

We adopted FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The cumulative effect of adopting FIN 48 was a decrease in income taxes payable of $9.3 million, an increase in long-term deferred tax assets of $26.2 million, and a decrease in the January 1, 2007, accumulated deficit balance of $35.5 million. Included in this amount is an adjustment made by the Company to increase accumulated deficit by $2.5 million in the fourth quarter of 2007. At the adoption date of January 1, 2007, we had an unrecognized tax benefit for income taxes associated with uncertain tax positions of $45.0 million. As of December 31, 2007, this amount was $41.4 million.

See Note 14, “Income Taxes,” of our Notes to Consolidated Financial Statements for further information regarding the adoption of FIN 48.

Discontinued Operations

In accordance with SFAS 144, we report businesses or asset groups as discontinued operations when the operations and cash flows of the business or asset group have been or will be eliminated, when we will not have any continuing involvement with the business or asset group after the disposal transaction, and when we have met the following additional six criteria:

•	Management with the authority to do so, commits to a plan to sell the business or asset group;

•	The business or asset group is available for immediate sale;

•	An active program to sell the business or asset group has been initiated;

•	The sale of the business or asset group is probable within one year;

•	The marketed sales value of the business or asset group is reasonable in relation to its current fair value; and

•	It is unlikely that the plan to sell the business or asset group will be significantly altered or withdrawn.

We did not have any assets held for sale as of December 31, 2007.

Results of Operations

The following table sets forth selected information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2007	2006	2005
Revenues	100%	100%	100%

Costs and expenses
Cost of revenues	40	37	32
Sales and marketing	18	24	30
Research and development	11	8	6
General and administrative	18	16	11
Restructuring, impairments and other charges (reversals), net	7	—	1
Impairment of goodwill	12	—	—
Amortization of other intangible assets	8	8	6
Acquired in-process research and development	—	1	—

Total costs and expenses	114	94	86

Operating (loss) income	(14)	6	14
Other (loss) income, net	6	3	3

(Loss) income from continuing operations before income taxes, earnings from unconsolidated entities and minority interest	(8)	9	17

Income tax (expense) benefit	(1)	16	(6)
Loss from unconsolidated entities, net of tax	—	—	—
Minority interest, net of tax	—	—	—

Net (loss) income from continuing operations	(9)	25	11
Net income from discontinued operations, net of tax	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	16

Net (loss) income	(9)%	25%	27%

Revenues by Segment

In 2007, 2006 and 2005, we had two reportable segments: the Internet Services Group and the Communications Services Group. A comparison of revenues from continuing operations is presented below:

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Internet Services Group	$916,984	21%	$758,763	20%	$633,784
Communications Services Group	579,305	(28)%	804,235	(17)%	970,793

Total revenues	$1,496,289	(4)%	$1,562,998	(3)%	$1,604,577

Internet Services Group (ISG)

2007 compared to 2006:    Revenues from our ISG increased by approximately $158.2 million. Our Naming Services revenues increased $91.9 million due to a 24% increase in the number of active domain names ending in .com and .net under management. The growth in .com and .net domain names was driven by continued global Internet adoption and strong renewal rates of existing domains. Our Information and Security Services revenues increased $55.7 million primarily due to a $43.9 million increase in SSL Certificate services revenues that was the result of a 16% increase in the installed base of SSL certificates and recognizing a full year of revenues from the GeoTrust acquisition in late 2006. Additional increases in our Information and Security Services revenues were primarily due to increases in our VeriSign Identity Protection services and our United Authentication services that was the result of an increase in demand for secure real-time validation capabilities.

2006 compared to 2005:    Revenues from our ISG increased by approximately $125.0 million. Our Naming Services revenues increased $69.4 million due to a 30% increase in the number of active domain names ending in .com and .net under management. Our Information and Security Services revenues increased $55.6 million primarily due to a $29.3 million increase in SSL certificate revenues that was the result of a 65% increase in the installed base of SSL certificates, an $11.9 million increase in our managed security services and security consulting revenues, and a $14.4 million increase in other information services revenues. The 65% increase in the installed base of SSL certificates was primarily due to the 259,000 additional certificates acquired as a result of the acquisition of GeoTrust in September of 2006. Excluding the GeoTrust transaction, the installed base of SSL certificates would have increased 12% year-over-year.

The following table compares active domain names ending in .com and .net managed by our Information Services business and the approximate installed base of SSL certificates in our commerce site services business as of the end of each year presented:

	December 31, 2007	% Change	December 31, 2006	% Change	December 31, 2005
Active domain names ending in .com and .net	80.4 million	24%	65.0 million	30%	50.0 million
Installed base of SSL certificates	938,000	16%	807,000	65%	489,000

Communications Services Group (CSG)

2007 compared to 2006:    Revenues from our CSG decreased approximately $224.9 million, primarily due to a decrease in revenues directly related to the divestiture of our majority ownership interest in our Jamba business unit in January 2007. In 2007, we recognized one month of Jamba revenues totaling $23.8 million and in 2006 we recognized twelve months of Jamba revenues totaling $285.4 million. Our Commerce and Communications Services revenues decreased by $41.0 million primarily due to a $21.4 million decrease in commerce and billing services revenues and a $19.6 million decrease in communication services revenues. The decrease in revenues from commerce and billing services was primarily due to a $20.6 million decline in payment service revenues and the decrease in revenues from communications services was primarily due to declines in revenues from connectivity and signaling services and intelligent data base services that resulted from continued industry consolidation among telecommunication companies and pricing pressures. These declines were offset by a $44.9 million increase in professional communications consulting services revenues which was primarily due to our acquisition of inCode in December 2006, and a $32.4 million increase in Content Services revenues which was primarily due to recognizing a full year of revenues in 2007 for acquisitions in 2006.

2006 compared to 2005:    Revenues from our CSG decreased approximately $166.6 million primarily due to a decrease in our Content Services revenues, which includes our digital content, messaging and mobile delivery services, of $159.4 million. The decrease in content services revenues was primarily due to a $237.7 million decrease in revenues from Jamba, partially offset by a $26.0 million increase in messaging services revenues and a $46.2 million increase in revenues as a result of 2006 acquisitions. The decline in our Content Services business was primarily attributable to increased pricing pressure and a decline in the number of subscribers. Our Commerce and Communications Services revenues decreased by $7.8 million compared to 2005. The decrease in revenues was primarily due to a $13.4 million decrease in clearing and settlement services and a $6.7 million decrease in connectivity and database services. These declines were primarily due to industry consolidation and pricing pressures. These declines were partially offset by $6.4 million increase in revenues from billing and payment services, which was primarily due to the result of an increase in the number of subscribers. Revenues in 2006 include $57.8 million in additional revenue as a result of acquisitions in 2006.

Revenues by Geographic Region

Our revenues are broken out into three geographic regions consisting of the Americas, EMEA and APAC. The following table presents a comparison of our continuing revenues by geographic region:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Americas:
United States	$1,248,071	$1,104,594	$1,012,448
Other (1)	34,028	40,119	25,214

Total Americas	1,282,099	1,144,713	1,037,662
EMEA (2)	116,899	300,635	468,308
APAC (3)	97,291	117,650	98,607

Total revenues	$1,496,289	$1,562,998	$1,604,577

(1)	Canada and Latin America (“Americas”)
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

2007 compared to 2006:    Revenues increased approximately $137.4 million in the Americas region primarily as a result of the increase in domain names ending in .com and .net under management coupled with an increase in the installed base of SSL certificates. Revenues in our EMEA region decreased approximately $183.7 million primarily due to the divestiture of our majority ownership interest of our Jamba business unit. Revenues in our APAC region decreased approximately $20.4 million primarily due to the divestiture of our majority ownership interest in our Jamba business unit in the region, offset by an increase in security services revenues in both Japan and Australia.

2006 compared to 2005:    Revenues increased approximately $107.1 million in the Americas region primarily as a result of the increase in domain names ending in .com and .net under management coupled with an increase in the installed base of SSL certificates. Revenues in our EMEA region decreased approximately $167.7 million primarily due to a decrease in revenues from Jamba business unit in the region. The increase in APAC revenues of approximately $19.0 million was attributed to increased enterprise security revenues in both Japan and Australia and increased managed security services revenue in Japan.

We primarily operate in the United States, Europe, Japan, Australia, Latin America, South Africa and India. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Dulles, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

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

A comparison of cost of revenues is presented below:

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Cost of revenues	$596,517	4%	$574,762	13%	$508,509

2007 compared to 2006:    Cost of revenues increased approximately $21.8 million primarily due to recognizing a full year of expenses for the acquisition of inCode in November 2006, partially offset by a reduction of expenses due to the divestiture of our majority ownership interest of our Jamba business unit in January 2007. Salary and employee benefits increased by $20.2 million, primarily due to company-wide merit pay increases in base pay and recognizing a full year of salary expenses that was a result of the acquisition of inCode, GeoTrust and m-Qube during the latter half of 2006. Stock-based compensation expense increased approximately $5.0 million primarily due to an increase in the issuances of restricted stock to employees and a modification expense pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages in 2007. Depreciation expense increased approximately $8.1 million primarily due to an increase in capitalized projects placed into service and telecommunication expenses increased by $10.7 million primarily due to additional bandwidth costs needed to support our 2006 acquisitions. Expenses related primarily to redeployed employees of $11.5 million were included in cost of revenues from the general and administrative expenses category due to the realignment of business divisions as a result of the 2007 restructuring plan. Direct cost of revenues decreased by $23.0 million primarily due to a discontinuance of product lines and a reduction in spending that was a result of management’s strategy to reduce costs. Contract and professional services decreased by approximately $13.3 million primarily due to reduction in third party costs associated with our acquisitions.

2006 compared to 2005:    Cost of revenues increased approximately $66.3 million primarily due to the business acquisitions completed during 2006 and a full year of expenses for the business acquisitions completed in 2005. Salary and employee benefit costs increased approximately $38.4 million primarily due to a 30% increase in headcount primarily related to completed business acquisitions in 2006, merit increases and increase in bonus payments. Stock compensation expense increased $13.8 million primarily as a result of the adoption of SFAS 123R in 2006. Contract and professional services increased approximately $13.9 million in 2006, primarily due to increased third-party customer care services, an increase in the use of contractors to support new product initiatives and the addition of acquisitions.

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

A comparison of sales and marketing expenses is presented below:

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Sales and marketing	$276,632	(27)%	$376,508	(21)%	$477,752

2007 compared to 2006:    Sales and marketing expenses decreased approximately $99.9 million primarily due to a decrease of approximately $120.3 million in advertising and marketing expense that was primarily due to the result of management’s cost reduction efforts and the divestiture of our majority ownership interest in our Jamba business in January 2007. Salary and employee benefits increased approximately $14.0 million primarily due to recognizing a full year of expense for headcount from our acquisitions of inCode, GeoTrust and m-Qube during the later half of 2006, partially offset by a reduction of employees due to the 2007 restructuring plan and the divestiture of our majority ownership interest in Jamba. Stock-based compensation expense increased approximately $5.9 million primarily due to an increase in the issuances of restricted stock to employees and a modification expense pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages in 2007. Expenses related primarily to redeployed employees of $3.1 million were included in sales and marketing from the general and administrative expense category due to the realignment of business divisions as a result of the 2007 restructuring plan.

2006 compared to 2005:    Sales and marketing expenses decreased approximately $101.2 million primarily due to a decrease of approximately $144.7 million in advertising and marketing expense that was primarily due to the result of significant marketing cutbacks for our content services business. Salary and employee benefits increased approximately $14.8 million due to a 30% increase in headcount primarily related to the business acquisitions completed in 2006, and an increase in bonus and commission payments. Stock compensation expense increased $15.0 million as a result of the adoption of SFAS 123R. Travel expense increased approximately $5.5 million primarily due to an increase in headcount related to our business acquisitions in 2006. Contract and professional services increased approximately $4.1 million as a result of policy efforts directly related to the renewal of the ICANN agreement.

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

A comparison of research and development is presented below:

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Research and development	$160,186	24%	$129,256	35%	$95,572

2007 compared to 2006:    Research and development expenses increased approximately $30.9 million primarily due to recognizing a full year of expenses for the acquisitions of inCode, GeoTrust and m-Qube during the latter half of 2006, partially offset by a reduction of expenses due to the divestiture of our majority ownership interest in Jamba in January 2007. Salary and employee benefit costs increased $19.7 million primarily due to merit pay increases and additional headcount expense related to the acquisitions in 2006. Stock-based compensation expense increased approximately $4.0 million primarily due to an increase in the issuances of restricted stock to employees and a modification expense pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages in 2007. Expenses related primarily to redeployed employees of $12.3 million were included in research and development from the general and administrative expense category due to the realignment of business divisions as a result of the 2007 restructuring plan. Contract and professional services decreased by $8.1 million primarily due to a decrease in the use of external consultants for research and development projects in 2007.

2006 compared to 2005:    Research and development expenses increased approximately $33.7 million primarily due to additional expenses from the business acquisitions completed during 2006 and a full year of expenses for the completed business acquisitions in fiscal 2005. Salary and employee benefit costs increased $17.6 million due to a 28% increase in headcount. Occupancy-related costs increased due to an increase in infrastructure and assets placed in service in 2006. Stock compensation expense increased $9.1 million as a result of the adoption of SFAS 123R. Other increases were primarily related to costs associated with the depreciation and maintenance of equipment and software.

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology and human resources personnel, and facility related expenses.

A comparison of general and administrative expenses is presented below:

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
General and administrative	$276,130	8%	$256,592	43%	$179,294

2007 compared to 2006:    General and administrative expenses increased approximately $19.5 million primarily due to a recognizing a full year of expenses for the acquisitions of inCode, GeoTrust and m-Qube during the latter half of 2006, partially offset by a reduction of expenses due to the divestiture of our majority ownership interest in Jamba. Salary and benefit expenses increased $18.3 million primarily due to severance charges in connection with the separation agreements entered into with our former chief executive officer and former chief financial officer, merit pay increases, and additional expenses related to the acquisitions in late 2006. Stock-based compensation expense increased approximately $7.6 million primarily due to an increase in the issuances of restricted stock to employees and a modification expense pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages in 2007. Legal expense increased by $14.6 million primarily due to $24.8 million in litigation accruals, partially offset by a decrease in legal expenses, which were higher in 2006 due to increased activity associated with the stock option investigation. These increases were primarily offset by a decrease in expenses related primarily to redeployed employees of $26.9 million in general and administrative due to the realignment of business divisions as a result of the 2007 restructuring plan.

2006 compared to 2005:    General and administrative expenses increased approximately $77.3 million primarily due to an increase of approximately $20.3 million in salary and employee benefit costs that was caused by a 39% increase in headcount and merit increases across all business units. Stock compensation expense increased $38.6 million as a result of the adoption of SFAS 123R. Expenses related to contract and professional services increased approximately $13.4 million primarily due to the legal and consulting services relating to the stock option investigation.

Restructuring, Impairments and Other Charges (Reversals), Net

The following table presents a comparison of the restructuring, impairments and other charges (reversals), net:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
2007 restructuring plan charges	$29,615	$—	$—
2002 and 2003 restructuring reversals, net	(175)	(6,420)	(3,744)

Total restructuring charges (reversals), net	29,440	(6,420)	(3,744)
Impairments and other charges	80,670	1,949	22,447

Total restructuring, impairments and other charges (reversals), net	$110,110	$(4,471)	$18,703

The changes in restructuring, impairments and other charges (reversals), net, are primarily due to the timing of our restructuring initiatives.

2007 Restructuring Plan:    In January 2007, we initiated a restructuring plan to execute a company-wide reorganization replacing our previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities and other charges.

2002 and 2003 Restructuring Plans:    In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated a plan to restructure our operations to rationalize, integrate and align resources. All remaining charges relating to the 2002 and 2003 plans will be incurred by 2008.

Impairments and other charges:    During 2007, we recognized an impairment charge of $62.6 million for other intangible assets of the Content Services business reporting unit as a result of the impairment test conducted as required by SFAS 142 and SFAS 144 as of December 31, 2007. During 2007, we wrote-off an additional $4.8 million of other intangible assets primarily related to a significant change in the operations of an asset group. During 2006, we wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer. Other charges comprised of excess and obsolete property and equipment that were impaired, disposed of or abandoned.

Other charges comprised of excess and obsolete property and equipment that were impaired, disposed of or abandoned. During 2007, we recognized an impairment charge of $4.3 million for property and equipment, net, of the Content Services business reporting unit as a result of the impairment test conducted as required by SFAS 144 as of December 31, 2007. During 2007, we recorded additional other charges of approximately $9.0 million, primarily for the abandonment of obsolete property and equipment and impairment specifically related to a significant change in the operations of an asset group. During 2005, we recorded an impairment of approximately $22.4 million relating to the abandonment of the development efforts related to an internally developed software project.

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net,” of our Notes to Consolidated Financial Statements for further information.

Impairment of Goodwill

At December 31, 2007, we recorded an impairment charge of $182.2 million relating to our Content Services business reporting unit, as a result of our decision to divest our non-core businesses. See Note 7, “Goodwill and Other Intangible Assets,” of our Notes to Consolidated Financial Statements for further information.

Amortization of Other Intangible Assets

The following table presents a comparison of our amortization of other intangible assets:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Amortization of other intangible assets	$116,064	$122,767	$101,638

2007 compared to 2006:    Amortization of other intangible assets decreased approximately $6.7 million primarily due to the other intangible assets sold as part of the Jamba divestiture and other intangible assets becoming fully amortized. These decreases were offset by a full year of amortization related to other intangible assets acquired in 2006.

2006 compared to 2005:    Amortization of other intangible assets increased approximately $21.1 million primarily due to a full year of amortization related to other intangible assets acquired in 2005 and new intangible assets acquired in 2006. Other intangible amortization expense as a result of business acquired in 2006 was approximately $29.1 million.

Our anticipated 2008 amortization expense is expected to be approximately $37.3 million. This amount should decrease as we dispose of our existing business units with net other intangible assets. This amount may increase if we acquire any additional companies with other intangible assets.

See Note 7, “Goodwill and Other Intangible Assets,” of our Notes to Consolidated Financial Statements for further information.

Acquired In-process Research and Development

In 2007, we did not write-off any in-process research and development (“IPR&D”). During 2006, we wrote-off approximately $16.7 million of IPR&D acquired in the CallVision, Kontiki, m-Qube and GeoTrust transactions. During 2005, we wrote off $7.7 million of IPR&D acquired in the purchase of LightSurf Technologies, iDefense, Moreover and Retail Solutions International. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, gains and losses on the sale or impairment of equity investments, gains and losses on divestiture of businesses, unrealized gains and losses on joint venture call options, realized and unrealized gains and losses on embedded derivative, and the net effect of foreign currency gains and losses.

The following table presents the components of other income, net:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Interest income	$47,348	$27,222	$29,924
Interest expense	(18,266)	(7,838)	—
Net (loss) gain on sale of investments	(1,787)	21,258	11,310
Net gain on divestiture of businesses	71,216	—	—
Unrealized gain on joint venture call options	10,925	—	—
Realized and unrealized loss on embedded derivative	(15,301)	—	—
Other, net	(376)	2,001	10,740

Total other income, net	$93,759	$42,643	$51,974

2007 compared to 2006:    Other income, net, increased approximately $51.1 million in 2007. Interest income increased approximately $20.1 million primarily as a result of higher cash balances throughout the year. Interest expense increased approximately $10.4 million primarily due to interest expense related to our convertible debentures issued in August 2007. We recognized a gain of approximately $68.2 million upon the divestiture of our majority ownership interest in our Jamba business unit. We recorded $10.9 million of unrealized gain on the joint venture call options and $15.3 million of realized and unrealized losses on the embedded derivative associated with our convertible debentures. Due to the fact that we are required to mark-to-market the fair value of these call options and the embedded derivative at each reporting period, such revaluations could result in further gains or losses. Other activity during 2007 included a $1.8 million net loss on the sale of investments and a $3.0 million gain on the divestiture of a business unit.

2006 compared to 2005:    Other income, net, decreased approximately $9.3 million primarily due to $7.8 million in interest expense related to our outstanding balance from our credit facility in 2006. We recorded a $21.7 million gain on sale of our remaining equity ownership interest in Network Solutions in 2006. Interest income decreased $2.7 million, primarily as a result of a decrease in our short-term investment balances. Other, net decreased approximately $8.7 million primarily due to a $6.0 million gain recorded in 2005.

Income Tax Expense

In the years ended December 31, 2007, 2006, and 2005, we recorded income tax expense from continuing operations of $11.1 million, or -8.7% of pretax loss, income tax benefit of $243.6 million, or 182.5% of pretax income, and income tax expense of $101.0 million, or 37.7% of pretax income, respectively.

Our effective tax rate in 2007 differs from 2006 primarily because of the 2007 impairment to goodwill which is nondeductible for tax purposes, the 2006 reduction in our valuation allowance, and the implementation in 2006 of a global business structure. Our effective tax rate in 2007 also differs from 2006 because we were granted relief from the Internal Revenue Service (“IRS”) in 2006 for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, we benefited income tax expense of $113.4 million in 2006.

Prior to 2006, we provided a tax valuation allowance on our United States (“U.S.”) federal and state deferred tax assets based on our evaluation that realizability of such assets was not “more likely than not” as required by generally accepted accounting principles. We continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. Such deferred tax assets consisted primarily of net operating loss carryforwards, temporary differences on tax-deductible goodwill and intangible assets, and temporary differences on deferred revenue. In 2006, based on additional evidence regarding our past earnings, scheduling of deferred tax liabilities and projected future taxable income from operating activities, we determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, we released our valuation allowance of $236.4 million from our deferred tax assets resulting in a benefit to deferred tax expense in its statement of operations.

We continue to assess the future realization of net U.S. deferred tax assets and believe that it is more likely than not that forecasted income, tax effects of deferred tax liabilities and projected future taxable income from operating activities will be sufficient to support future realization of net U.S. deferred tax assets.

We continue to apply a valuation allowance on certain deferred tax assets which we do not believe are more likely than not that they would be realized. We continue to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards and to book impairments of investments, due to the limited carryforward period and character of such tax attributes. The amount of deferred tax assets which continues to be subject to a valuation allowance was $53.3 million and $51.9 million as of December 31, 2007 and December 31, 2006, respectively.

As of December 31, 2007, we had U.S. federal and state net operating loss carryforwards of approximately $520.9 million and $136.3 million, respectively, including federal and state net operating loss carryforwards of $520.9 million and $130.4 million, respectively, related to the settlement of employee stock awards. When recognized pursuant to the implementation guidance in SFAS 123R, these net operating losses will result in a benefit to additional paid-in capital. As of December 31, 2007, we had foreign net operating loss carryforwards of approximately $27.0 million.

If we are not able to use them, the U.S. federal net operating loss carryforwards will expire in 2020 through 2026 and the state net operating loss carryforwards will expire in 2008 through 2027. Most of our foreign net operating loss carryforwards do not expire, but could be subject to future restrictions based on changes in the business or ownership of the foreign subsidiary.

As of December 31, 2007 we had U.S. federal and state research and experimentation tax credits available for future years of approximately $37.9 million and $22.1 million, respectively. Of the $37.9 million federal research credit carry forward, $7.9 million will be recognized as a benefit to paid-in capital when utilized. The federal research and experimentation tax credits will expire, if not utilized, in 2011 through 2027. Most state research and experimentation tax credits carry forward indefinitely until utilized.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. We experienced cumulative changes in ownership of greater than 50 percent in 2003 and 2002. These changes in ownership resulted in the imposition of an annual limitation on our ability to utilize certain U.S. federal and state net operating loss carryforwards of $232.9 million and $116.5 million, respectively. Losses not utilized due to these limitations can be carried forward, but are subject to the expiration dates described above.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2007, was $259.5 million, principally from VeriSign Japan KK and VeriSign Switzerland SA. These earnings have been permanently reinvested and VeriSign does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

We are currently under examination by the IRS and the California Franchise Tax Board for the years ended December 31, 2004 and December 31, 2005. We are also under examination by numerous state taxing jurisdictions. Because we use historic net operating loss carryforwards and other tax attributes to offset our taxable income in current and future years, such attributes can be adjusted by the IRS and other taxing authorities until the statute closes on the year in which such attribute was utilized.

Loss from Unconsolidated Entities, Net of Tax

Loss from unconsolidated entities, net of tax, represents the net loss recognized from the joint ventures entered into with Fox, as described in Note 2, “Joint Ventures,” of our Notes to Consolidated Financial Statements. We recorded a loss, net of tax, of approximately $2.0 million in 2007.

Minority Interest, Net of Tax

Minority interest, net of tax represents the portion of net income belonging to minority shareholders of our consolidated subsidiaries.

The following table presents a comparison of minority interest, net of tax:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Minority interest, net of tax	$(3,840)	$(2,875)	$(4,702)

2007 compared to 2006:    Minority interest, net of tax, increased primarily from an increase in net income from our VeriSign Japan subsidiary primarily due to an increase in security services revenues.

2006 compared to 2005:    Minority interest, net of tax, decreased primarily from decreased net income from our VeriSign Japan subsidiary primarily due to a decrease in the installed base of SSL certificates and a decrease in demand for managed security services in Japan.

Liquidity and Capital Resources

	As of December 31,
	2007	2006
	(In thousands)
Cash and cash equivalents	$1,376,722	$478,749
Short-term investments	1,011	198,656

Subtotal	1,377,733	677,405
Restricted cash and investments	46,936	49,437

Total	$1,424,669	$726,842

Working capital from continuing operations	$803,431	$(38,973)

At December 31, 2007, our principal source of liquidity was $1.4 billion of cash and cash equivalents consisting principally of money market funds.

In January 2007, we entered into two joint venture agreements with Fox to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures. Fox paid VeriSign approximately $192.4 million in cash for the divestiture of 51% of our ownership interest in Jamba and we paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets.

In August 2007, we issued $1.25 billion principal amount of 3.25% convertible debentures due 2037, to an initial purchaser in a private offering. We received net proceeds of $1.22 billion after deduction of issuance costs of $25.8 million. Concurrently with the issuance of the convertible debentures, the Board of Directors of VeriSign authorized the use of the net proceeds from the issuance of the convertible debentures to repurchase shares of our common stock in addition to the previously approved 2006 stock repurchase program.

During the second half of 2007, we divested certain businesses for $19.2 million in cash and $3.8 million in preferred stock of one of the acquiring companies, and recorded a net gain of $4.4 million.

During the second half of 2007, we used the proceeds from the issuance of the convertible debentures to repurchase 12.2 million shares of our common stock for an aggregate cost of approximately $350 million. Additionally, we entered into a $200 million Guaranteed Share Repurchase (“GSR”) agreement and a $600 million ASR agreement with two independent financial institutions. Under the terms of the GSR agreement, we received approximately 6.3 million shares of our common stock. Under the terms of the ASR agreement, we received approximately 19.5 million shares.

In January and February of 2008, we repurchased 13.3 million shares of our common stock under the 2006 stock repurchase program for an aggregate cost of $451.4 million. As of February 28, we have approximately $532.7 million available under the 2006 stock repurchase program.

On January 31, 2008, our Board of Directors authorized the 2008 stock repurchase program having an aggregate purchase price of up to $600 million of our common stock.

On February 8, 2008, we announced that we entered into an ASR agreement to repurchase $600 million of our common stock under the 2008 stock repurchase program and announced an intent to repurchase up to an additional $200 million in open market transactions under the 2006 stock repurchase program. We paid $600 million to a financial institution in exchange for a number of shares, which will be determined, subject to a cap, based on market prices during the term of the ASR agreement. Through February 28, 2008 we received 15.1 million shares under the ASR agreement. We expect to complete the repurchases by the end of the third quarter of 2008, although in certain circumstances the completion date may be shortened or extended.

As a result of the Company's decision to divest its non-core businesses, we expect cash flows from investing activities to increase in 2008, as and when proceeds are received from the sale of those businesses. We continue to expect positive cash flows from operating activities as our core businesses generate the majority of our cash flows from operations.

In summary, our cash flows were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$470,460	$474,779	$481,122
Net cash provided by (used in) investing activities	212,085	(562,396)	143,596
Net cash provided by (used in) financing activities	188,671	110,735	(469,513)
Effect of exchange rate changes on cash and cash equivalents	3,721	6	(7,186)

Net increase in cash and cash equivalents	$874,937	$23,124	$148,019

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

2007 compared to 2006:    Net cash provided by operating activities decreased primarily due to $139.5 million in net loss adjusted for non-cash items and changes in operating assets and liabilities. The non-cash items contributing to the increase primarily included an increase in restructuring, impairments and other charges (reversals), net, primarily associated with our 2007 restructuring plan, an increase in stock-based compensation expense primarily due to acceleration of stock options and awards related to the separation of our former Chief Executive Officer, a charge for impairment of goodwill, realized and unrealized losses on our embedded derivative associated with our issuance of convertible debentures and a change in deferred income taxes primarily due to a release of the valuation allowance on deferred tax assets in 2006. The non-cash items partially offsetting the increase included gain from our divestiture of our majority ownership interest in Jamba, gains from the divestitures of certain other business units and an unrealized gain on joint venture call options. The changes in operating assets and liabilities were primarily due to timing of receipts, purchases and payments.

2006 compared to 2005:    Net cash provided by operating activities decreased primarily due to a decrease in net income adjusted for non-cash items and changes in operating assets and liabilities. The non-cash items contributing to the decrease included a change in deferred income taxes primarily due to a release of the valuation allowance on deferred tax assets, partially offset by an increase in stock-based compensation expense as a result of the adoption of SFAS 123R. The changes in operating assets and liabilities were primarily due to timing of receipts, purchases and payments.

Net cash provided by (used in) investing activities

The changes in cash flows from investing activities primarily relate to business combinations, divestiture of businesses, timing of purchases, maturities and sales of investments, purchases of property and equipment, investments in unconsolidated entities and long-term note receivable.

2007 compared to 2006:    Net cash provided by investing activities increased primarily due to proceeds received on divestiture of our majority ownership interest in Jamba and certain other businesses, partially offset by a decrease in cash spent on business combinations and for purchases of investments and a decrease in cash received from maturities and sales of investments.

2006 compared to 2005:    Net cash used in investing activities increased primarily due to an increase in cash spent on business combinations and for purchases of investments, partially offset by an increase in cash received from maturities and sales of investments.

Net cash provided by (used in) financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations, as well as stock repurchase and stock option exercise activities.

2007 compared to 2006:    Net cash provided by financing activities increased primarily due to proceeds received from issuance of convertible debentures and an increase in proceeds received from the issuance of common stock from stock option exercises and employee stock purchase plan purchases, partially offset by an increase in cash spent for stock repurchase activities and repayment of short-term debt under the Credit Facility.

2006 compared to 2005:    Net cash provided by financing activities increased primarily due to proceeds received from draw-down of the Credit Facility, partially offset by a decrease in cash spent for stock repurchase activities and for repayment of short-term debt under the Credit Facility.

As of December 31, 2007, restricted cash and investments primarily include $45.0 million related to a trust established during 2004 for our director and officer liability self-insurance coverage.

As of December 31, 2007, we have pledged approximately $2.5 million as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements, the longest of which is expected to mature in 2014. Of the $2.5 million pledged as of December 31, 2007, approximately $2.0 million is classified as short-term restricted cash and is included in cash and cash equivalents. In January 2008, the collateral associated with stand-by letters of credit was released.

In 2006, we entered into a credit agreement with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. As of December 31, 2007, there were no outstanding borrowings under the Facility. Any future borrowings under the Facility will be used for working capital, capital expenditures, permitted acquisitions and repurchases of our common stock and other lawful corporate purposes.

We believe existing cash and cash equivalents, together with funds generated from operations should be sufficient to meet our working capital, capital expenditure requirements and to service our debt for the next 12 months. Our philosophy regarding the maintenance of a balance sheet with a large component of cash, cash equivalents and short-term investments reflects our views on potential future capital requirements relating to expansion of our businesses, acquisitions, and share repurchases. We regularly assess our cash management approach and activities in view of our current and potential future needs.

Property and Equipment Expenditures

The following table shows our planned property and equipment expenditures for 2008 and our actual expenditures in 2007, 2006 and 2005:

	2008 Planned	2007 Actual	2006 Actual	2005 Actual
	(In thousands)
Property and equipment expenditures	$160,000	$168,400	$141,700	$140,499

Our planned property and equipment expenditures for 2008 are anticipated to be approximately $160.0 million and will primarily be focused on productivity, cost improvement and market development initiatives for the Internet Services Group.

Contractual Obligations

The following table summarizes our significant non-cancelable contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	2008	2009–2010	2011–2012	Thereafter
	(In thousands)
Contractual obligations
Operating lease obligations	$115,734	$26,135	$40,972	$24,343	$24,284
Purchase obligations	52,132	39,577	12,002	553	—
ICANN agreement	57,000	10,000	24,000	23,000	—
Junior subordinated convertible debentures—principal and interest	2,468,186	40,061	81,250	81,250	2,265,625

Total	$2,693,052	$115,773	$158,224	$129,146	$2,289,909

As of December 31, 2007, we had commitments under non-cancelable operating leases for our facilities for various terms through 2017. See Note 15, “Commitments and Contingencies”, of our Notes to Consolidated Financial Statements.

We enter into certain purchase obligations with various vendors. Our significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. We do not have any significant purchase obligations beyond 2010.

In 2006, we entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the new agreement, we paid ICANN fixed registry level fees of $10.0 million during 2007. Beginning in 2009, the agreement provides for contingent payments upon meeting certain criteria based on growth in annual domain name registrations that could amount to an additional $20.5 million through the end of the contract.

In August 2007, we issued $1.25 billion principal amount of 3.25% debentures due 2037. We will pay cash interest at an annual rate of 3.25% payable semiannually on February 15 and August 15 of each year until maturity. See Note 10, “Junior Subordinated Debentures,” of our Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently evaluating the effect of SFAS 160, and the impact it will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and may impact a company's acquisition strategy. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently evaluating the effect of SFAS 141R, and the impact it will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” We do not expect the adoption of SFAS 159 to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No 157,” which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

The primary objective of our short-term investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and driving after-tax returns. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. We invest in a variety of securities, including commercial paper, medium-term notes, corporate bonds and notes, U.S. government and agency securities and money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2007, our cash and cash equivalents consisted primarily of money market funds and we did not have any fixed income marketable securities.

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

At December 31, 2007, we held forward contracts in notional amounts totaling approximately $50.9 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Market risk management

The fair market value of the junior subordinated convertible debentures (the “Debentures”) issued by the Company and due August 2037, is subject to interest rate risk and market risk due to the convertible feature of the Debentures. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Debentures will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Debentures but do not impact our financial position, cash flows or results of operations. As of December 31, 2007, the fair value of the Debentures was approximately $1.6 billion, based on quoted market prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

VeriSign’s financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a)1 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2007. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

All previously reported quarters have been adjusted to show the discontinued operations of our dispositions. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the dispositions have not been amended and should not be relied upon.

	2007
	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter (2) (3) (4)	Year Ended December 31
	(In thousands, except per share data)
Continuing operations:
Revenues	$373,049	$363,217	$373,587	$386,436	$1,496,289
Costs and expenses	385,140	369,970	345,665	617,015	1,717,790
Operating (loss) income	(12,091)	(6,753)	27,922	(230,579)	(221,501)
Net income (loss)	60,413	(5,682)	16,379	(215,790)	(144,680)
Net income (loss) per share: (1)
Basic	$0.24	$(0.02)	$0.07	$(0.97)	$(0.61)
Diluted	$0.24	$(0.02)	$0.07	$(0.97)	$(0.61)
Discontinued operations:
Revenues	$4,396	$4,407	$3,065	$—	$11,868
Costs and expenses	2,529	2,979	1,255	—	6,763
Operating income	1,867	1,428	1,810	—	5,105
Net income	1,340	965	2,625	248	5,178
Net income per share: (1)
Basic	$0.01	$—	$0.01	$—	$0.02
Diluted	$0.01	$—	$0.01	$—	$0.02
Total:
Net income (loss)	$61,753	$(4,717)	$19,004	$(215,542)	$(139,502)
Net income (loss) per share: (1)
Basic	$0.25	$(0.02)	$0.08	$(0.97)	$(0.59)
Diluted	$0.25	$(0.02)	$0.08	$(0.97)	$(0.59)

	2006
	First Quarter (5)	Second Quarter (6)	Third Quarter	Fourth Quarter	Year Ended December 31
	(In thousands, except per share data)
Continuing operations:
Revenues	$370,109	$387,832	$396,418	$408,639	$1,562,998
Costs and expenses	358,600	357,670	372,514	383,330	1,472,114
Operating income	11,509	30,162	23,904	25,309	90,884
Net income (loss)	15,368	375,886	14,015	(30,969)	374,300
Net income (loss) per share: (1)
Basic	$0.06	$1.54	$0.06	$(0.13)	$1.53
Diluted	$0.06	$1.52	$0.06	$(0.13)	$1.51
Discontinued operations:
Revenues	$2,660	$2,938	$2,975	$3,589	$12,162
Costs and expenses	1,490	1,754	1,218	1,719	6,181
Operating income	1,170	1,184	1,757	1,870	5,981
Net income	1,118	901	1,259	1,437	4,715
Net income per share: (1)
Basic	$0.01	$—	$—	$0.01	$0.02
Diluted	$0.01	$—	$—	$0.01	$0.02
Total:
Net income (loss)	$16,486	$376,787	$15,274	$(29,532)	$379,015
Net income (loss) per share: (1)
Basic	$0.07	$1.54	$0.06	$(0.12)	$1.55
Diluted	$0.07	$1.52	$0.06	$(0.12)	$1.53

(1)	Net income (loss) per share is computed independently for each of the quarters represented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(2)	Net income for the quarter ended March 31, 2007, includes a $75.0 million gain initially recognized upon the divestiture of our majority ownership interest in Jamba. In the quarter ended December 31, 2007, we recorded a subsequent adjustment to reduce the gain on the divestiture by $6.8 million, as a result of a settlement for net working capital in accordance with the joint venture agreements.
(3)	Net income for the quarter ended December 31, 2007, includes an impairment charge of $182.2 million, $62.6 million and $4.3 million for goodwill, other intangible assets and property and equipment, net, respectively, related to our Content Services business reporting unit.
(4)	Net income from discontinued operations includes a $0.2 million adjustment to income tax expense to reflect the effective tax rate as of December 31, 2007.
(5)	Net income for the quarter ended March 31, 2006, includes a $21.7 million gain from the sale of our remaining equity ownership interest in Network Solutions that was previously written off.
(6)	Net income for the quarter ended June 30, 2006, includes the release of our valuation allowance of $236.4 million from our deferred tax assets resulting in a non-recurring benefit to tax expense and a $113.4 million tax benefit that was the result of a favorable ruling from the Internal Revenue Service relating to an uncertain tax position on a capital loss generated in 2003.

Our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline. For more information regarding the quarterly fluctuation of our revenues and operating results, see Item 1A, “Risk Factors—Our operating results may fluctuate and our future revenues and profitability are uncertain.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of December 31, 2007. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness discussed below, our management, based upon the substantial work performed during the preparation of this report, has concluded that information included in this Form 10-K is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information we are required to disclose in this Form 10-K under the Exchange Act was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our evaluation under the COSO framework, management identified a material weakness in our internal control over financial reporting as of December 31, 2007 arising from the following control deficiencies in the Company’s stock administration policies and practices:

•	Lack of effective coordination and communication among the Human Resources Department, Accounting Department and Legal Department in connection with the administration of equity-based grants.

•	Lack of consistent, complete, and timely reconciliation of certain grants from our stock administration database to our financial reporting systems.

Accordingly, we concluded that the control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2007. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

2008 Remediation Plan

Subsequent to December 31, 2007, our Board of Directors approved additional internal control policies and procedures intended to remediate the material weakness described above. As of the date of this filing, management is in the process of implementing the following corrective actions:

•

Transition the Stock Administration team from the human resources department to the Accounting Department to facilitate collaboration between the Stock Administration team and the Accounting Department.

•

Improve the coordination and communication among the human resources, accounting and legal departments to identify, in advance, accounting and reporting issues relating to equity-based awards, and to ensure that those awards are properly accounted and reported in accordance with U.S. generally accepted accounting principles.

•

Develop and implement reconciliations to ensure critical stock administration data fields in our stock administration database are accurately and completely reflected in our financial reporting systems.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I) of this Annual Report on Form 10-K. Information regarding our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934 and certain other corporate governance matters may be found in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” is located on our Web site at http://investor.verisign.com/documentdisplay.cfm?DocumentID=549.

We intend to satisfy the disclosure requirement under 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our Web site, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Summary

2007 was a year of transition for us. We are in the process of implementing a new business strategy that will allow us to focus on expanding our core businesses, such as web certificates and the Internet naming registry, and developing closely aligned growth opportunities, such as identity protection services. At the same time, we will be divesting a number of peripheral businesses in our portfolio such as communications, billing and commerce. We experienced significant turnover in our executive ranks in 2007, including in our Chief Executive Officer and Chief Financial Officer positions. In connection with this transition, our executive compensation program went through a number of changes in 2007, including refinement of the performance metrics we use to measure our annual performance as a Company and a change in the mix of long-term equity awards granted.

The ultimate goal of our executive compensation program remains to create long-term value for our stockholders. Toward this goal, we have designed our compensation programs for our executives to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our stockholders and to encourage them to remain with us into the future.

In the sections below, we describe our executive compensation program for 2007, including:

•	The principles on which our executive compensation program was based.

•	The process by which the Compensation Committee established and reviewed the executive compensation program.

•	The elements that made up our executive compensation program, as well as detailed information on each individual element.

For 2007, our named executive officers were:

1. William A. Roper, Jr., President, Chief Executive Officer and Director

2. Albert E. Clement, Chief Financial Officer

3. John M. Donovan, Executive Vice President, Sales, Operations, Customer Care and Product Development

4. Aristotle N. Balogh, former Executive Vice President and Chief Technology Officer

5. Robert J. Korzeniewski, former Executive Vice President, Corporate Development

Messrs. Korzeniewski and Balogh terminated their employment on December 31, 2007 and January 8, 2008, respectively. In addition, a number of our senior executives left the Company during 2007, including the following who are also considered to be named executive officers for 2007:

1. Stratton D. Sclavos, former Chairman of the Board, President, and Chief Executive Officer

2. Dana L. Evan, former Executive Vice President, Finance and Administration and Chief Financial Officer

3. Mark D. McLaughlin, former Executive Vice President, Product & Marketing

Executive Compensation

Compensation Goals and Philosophy

As stated above, the goal of our executive compensation program is to create long-term value for our stockholders. In order to achieve this goal, our executive compensation program seeks to attract and retain highly talented executives, motivate them to achieve our business objectives and contribute to our long-term success.

Our executive officer compensation program is designed with the following principles in mind:

•

Performance: a significant portion of each executive officer’s total compensation should depend on the achievement of corporate objectives and the creation of stockholder value. Compensation should be directly linked to measurable corporate and individual performance, and provide incentives for superior performance that will drive demonstrable business impact.

•	Alignment: compensation should closely align the interests of our executive officers with the long-term interests of our stockholders.

•	Retention: compensation should be competitive with that offered by other leading high technology companies we view as competitors for the employment of talented executives.

The Process for Setting Compensation

Role of the Compensation Committee:    The Compensation Committee of our Board of Directors (“Committee”) is ultimately responsible for the oversight of our compensation and benefit programs, and sets the policies governing compensation of our executive officers and our other employees. As part of this process, the Committee annually reviews and approves all elements of our executive compensation program, including the annual incentive bonus program and long-term incentive compensation programs for our non-officer employees.

Compensation decisions are made by the Committee after reviewing the performance of the Company and each executive’s performance during the year against established goals, current compensation arrangements, market trends, and the compensation history of the executive officer relative to the other executives.

Role of Management:    The CEO annually reviews the performance of each executive officer (other than the CEO whose performance is reviewed by the Chairman and the Committee) and makes a recommendation regarding the salary, incentive bonus and long-term incentive compensation for each executive officer (other than himself) based on his assessment of the performance of each individual. The CEO also takes an active part in the discussions at Committee meetings at which the compensation of executives who report to him directly, including the named executive officers is discussed. All decisions regarding the CEO’s compensation are made by the Committee in executive session, without the CEO present.

Role of Compensation Consultant:    Compensia Inc., a recognized, management consulting firm (“Compensia”) served as independent consultant to the Compensation Committee during the first half of 2007 to assist it in evaluating and analyzing the Company’s executive compensation program, principles and objectives, as well as the specific compensation and benefit design recommendations presented by the Company’s executive management.

In May 2007, the Committee engaged Frederick W. Cook & Co. (“FW Cook”) to serve as its independent compensation consultant. FW Cook reports directly to the Committee and assists in evaluating and analyzing our executive compensation program, principles and objectives, as well as the specific compensation and benefit design recommendations presented by our executive management. FW Cook does not perform any other services for us other than its consulting services to the Committee.

Benchmarking:    We use a benchmarking process to help determine base salary, annual incentive bonus and long-term incentive compensation targets for our executive officers. We undertake an annual study of competitive compensation practices for executive officers at certain high technology companies that we view as our peers or as competitors for talent.

The Committee targets total cash compensation (base salary and annual incentive bonus) for each named executive officer at a percentile between the 50th and 75th percentile of the compensation peer group. Long-term incentive compensation is targeted at the 75th percentile of the compensation peer group. Adjustments to total compensation are made based on the executive’s individual performance in the prior year relative to his peers, the executive’s future potential with us, and the scope of the executive’s responsibilities and experience. The Compensation Committee believes that setting base salary, bonus and long-term incentive compensation targets at these levels is necessary in order to effectively attract, retain and motivate talented executives. Other elements of compensation, including health and welfare benefits, and severance and change in control payments and benefits are reviewed periodically by the Compensation Committee to ensure that our total compensation is competitive based on data obtained from various sources at the time of the review.

Our compensation peer group is principally made up of publicly-traded companies in the high technology sector that are either business competitors and/or with which we compete for executive talent. The peer group is comparable to us with regard to labor market competition, market capitalization, revenue and number of employees. The peer group is reviewed annually and adjustments are made as necessary to ensure the group continues to appropriately reflect the competitive market for key talent and includes companies similar to us in scope and complexity.

The Committee determined that the compensation peer group for 2007 would consist of the following fifteen companies: Adobe Systems Inc., Akamai Technologies Inc., Autodesk, BEA Systems Inc., BMC Software, Inc., Business Objects S.A., Cadence Design Systems Inc., Citrix Systems Inc., Convergys Corporation, Electronic Arts Inc., Intuit Inc., Juniper Networks Inc., McAfee, Inc., Network Appliance Inc., and Symantec Corp.

Range of Revenues and Market Cap for 2007 Peer Group

	Most Recent Four Quarters Revenue (in millions)	12/31/2007 Market Cap (in millions)
75th Percentile	$2,997.1	$12,743.7
Median	$2,070.2	$7,210.7
25th Percentile	$1,498.6	$5,985.8
VeriSign	$1,496.3	$8,480.5

Equity Award Practices:    Except for equity awards made in connection with new hires and promotions, equity awards to executive officers and other employees are generally made annually on the date of the Compensation Committee meeting held in August each year. The Committee must approve all new hire and promotion grants to Section 16 executive officers.

Elements of Compensation Program

Base Salary:    Base salary is the primary fixed component of our compensation program, and is intended to provide a guaranteed level of annual income to our executives. We believe that offering a competitive annual base salary that is not subject to risk for performance is vital in attracting and retaining our executives.

Base salaries of our executive officers are determined annually. Actual base salary levels are established based upon each executive officer’s job responsibilities and experience, individual contributions and future potential, with reference to base salary levels of executives at other high technology companies we view as our peers. As described above, we target a percentile above the median as determined by a benchmarking analysis in setting the total cash compensation (base salary and annual incentive bonus) for each executive officer. However, the Compensation Committee is mindful of the effects that any changes to base salary can have on other elements of our compensation program such as target bonus amounts and potential severance payments, and carefully considers these factors when setting or changing executive base salaries.

During the course of 2007, the Committee approved base salary adjustments for several of our senior executive officers, including some of the named executive officers. The adjustments were made after the Committee reviewed competitive benchmark data provided by Compensia and by FW Cook and recommendations from the CEO regarding each executive’s individual performance. The Committee determined that the resulting salary levels were between the competitive median and 75th percentile.

Name	Title	1/1/07 Salary Rate	12/31/07 Salary Rate
William A. Roper, Jr.	President, Chief Executive Officer and Director	n/a	$750,000
Albert Clement	Chief Financial Officer	$290,000	$375,000
John M. Donovan	EVP, Sales, Operations, Customer Care and Product Development	$450,000	$450,000
Aristotle Balogh	former EVP and Chief Technology Officer	$336,000	$360,000
Robert J. Korzeniewski	former EVP, Corporate Development	$367,500	$375,000

The salary rate for Mr. Roper reflects his base salary when he was hired as VeriSign’s President, Chief Executive Officer and Director on May 27, 2007. Mr. Clement received a base salary increase on January 27, 2007 bringing his salary from $290,000 to $305,000. On July 12, 2007, Mr. Clement was appointed to the position of Chief Financial Officer and his salary was increased upon his promotion to $375,000. Messrs. Balogh and Korzeniewski received increases to base salaries effective May 1, 2007. Mr. Donovan’s base salary reflects his salary rate when he was hired on December 1, 2006 and there were no other increases to his salary in 2007.

Annual Incentive Bonus:    We have established the VeriSign Performance Plan (“VPP”), an annual cash bonus plan that is designed to reward members of the executive team and other employees for their contributions in helping us achieve financial, operating, and other goals. The plan provides participants with the opportunity to earn an annual cash bonus based on our performance compared against pre-established financial, individual, or strategic goals. Target bonus levels for our executive officers are established in part by reference to bonus levels of executives at other high technology companies we view as our peers as determined by our benchmarking analysis.

In 2007, the performance measures for the VPP were consolidated Company operating income and operating cash flow, as adjusted, with each goal being equally weighted. The adjusted measures exclude the following items which are included under GAAP operating income: amortization of intangible assets, impairment of goodwill, acquired in-process research and development, stock-based compensation, former CEO severance, non-recurring costs and settlements, restructuring, impairments and other charges (reversals), net gain or loss on the sale or impairment of investments, gain or loss on the sale of a subsidiary, unrealized gain on Jamba JV call option, realized and unrealized gains and losses on embedded derivative, and stock option investigation costs. These goals represented a change from the previous year, when revenues and as adjusted operating income were used. The Committee changed the goals for 2007 because of the changes in our strategic plan in 2007, as the Committee believed that changing the revenue goal to operating cash flow goal, as adjusted, would be a more appropriate performance measure for the Company. The goals for 2007 were reviewed by the Compensation Committee in February and May of 2007. However, due to a strategic review of business operations, the Compensation Committee deferred final approval of the metrics and goals for 2007 until approved in November 2007.

For the 2007 VPP bonuses, the Committee established target levels of performance for each metric, equal to $450 million for operating cash flow and $354 million for operating income. Actual funding for payouts was determined by the Company’s average achievement as a percent of target for the two goals. No payments would be provided for achievement at or below 80% of target, while achievement at or above 120% of the target goals could result in payment of 150% of each executive’s target bonus. For 2007, the Committee determined that the Company achieved 103% of the operating cash flow target and 93% of the operating income target for a combined average result of 98% of target. This achievement of 98% of the targeted performance resulted in the bonus funded at 90% of targeted dollars, based on the schedule, approved by the Committee.

Bonus targets for the named executive officers are set at 60% of base salary except for Mr. Roper whose bonus target is set at 100% of base salary. Bonuses to executives are pro-rated from date of hire or from assignment to executive officer position, or as in the case of former executives, per their severance arrangement. At the Compensation Committee meeting held on February 19, 2008, the Committee approved bonus payments to named executive officers for the following amounts: Mr. Roper, $405,000; Mr. Clement, $134,000; Mr. Donovan, $243,000; Mr. Balogh, $116,640; Mr. Korzeniewski, $121,500; Ms. Evan, $117,936; and Mr. McLaughlin, $145,800. In determining the final payments, the Committee took into account the performance results of the VPP and assessment of the individual performance of each of the executives.

Discretionary Bonus:    In 2007, a special discretionary bonus plan was implemented to reward certain employees for work in connection with the Company’s restatement of its financial statements for the years ended December 31, 2005 and 2004 which was completed in July 2007. Payments under the special discretionary bonus plan were made in two parts, based on successful completion of project milestones. Mr. Clement participated in this special discretionary bonus plan and received bonus payments of $60,444 and $40,206 on May 25, 2007 and July 20, 2007, respectively.

Long-term Incentive Compensation:    Equity-based grants are an important element of our total compensation program and are designed to support our pay-for-performance philosophy by providing a direct link between employee rewards and increased stockholder value. Long-term incentive award amounts are established based upon each executive officer’s job responsibilities and experience, individual contributions and future potential, with reference to long-term incentive award levels of executives at our peers as determined by our benchmarking analysis.

For 2007, long-term incentive compensation was targeted at the 75th percentile of the compensation peer group; however, a number of other factors were also considered including the individual’s expected contribution to our future success, the individual’s past performance, and the number of unvested stock options and restricted stock units held by the individual.

The Committee approved a change in award value mix for equity awards granted to Vice Presidents and executives, including the named executive officers in 2007. 50% of the total award value was granted in the form of non-qualified stock options and 50% of the total award value was granted in the form of Performance Restricted Stock Units (“Performance RSUs”). In prior years, the mix was 75% stock options and 25% time-vesting RSUs. This change to emphasize restricted stock units over stock options was made to provide additional retention value for senior leaders due to the changes occurring in the Company during 2007.

Stock options were granted with an exercise price equal to fair market value at the date of grant and typically vest over a four-year period with 25% of the option shares vesting on the first anniversary of the grant and the remaining option shares vesting ratably each quarter thereafter until fully vested.

The Committee awarded Performance RSUs to certain senior officers in 2007, including the named executive officers. 100% of the target number of Performance RSUs awarded to each executive will vest on the third anniversary of grant if during any sixty (60) consecutive trading days prior to the third anniversary of the date of grant the average closing price of the Company’s common stock equals or exceeds a stock price target of $39.78, as reported by the Nasdaq Global Select Market. If we do not achieve the stock price target by the third anniversary of grant, 50% of the target number of Performance RSUs will vest on the fourth anniversary of the date of grant, and the remaining 50% of Performance RSUs will be forfeited. Vesting in all cases is subject to the recipient’s continued employment with the Company.

Stock options and restricted stock units were granted on August 7, 2007 at the regularly scheduled Compensation Committee meeting. The grant price for stock options was $29.63 which was the closing selling price per share of VeriSign’s common stock on the NASDAQ Global Select Market on August 7, 2007. The below table details the equity grants awarded to named executive officers, excluding Mr. Roper whose equity grants are discussed in the section titled CEO Compensation.

Name	Title	Number of Stock Options Granted August 7, 2007	Number of Performance Restricted Stock Units Granted August 7, 2007
Albert E. Clement	Chief Financial Officer	70,494	49,506
John M. Donovan	Executive Vice President, Sales, Operations, Customer Care and Product Development	88,118	61,882
Aristotle N. Balogh	former Executive Vice President and Chief Technology Officer	70,494	49,506
Robert J. Korzeniewski	former Executive Vice President, Corporate Development	56,395	38,605
Mark D. McLaughlin	former Executive Vice President, Product & Marketing	88,118	61,882

At its meeting held on February 19, 2008, the Committee approved a grant of 10,000 restricted stock units to Mr. Clement. This was a discretionary retentive grant award acknowledging Mr. Clement’s role in the transformation of the company in 2008 and beyond. One-third of this grant will vest two years from anniversary date of grant, one-third will vest on the third anniversary from date of grant and one-third will vest on the fourth anniversary from date of grant.

The Committee believes that both stock options and Performance RSUs accomplish our goal of linking executive compensation to increases in stockholder value. Stock options only have value to the recipient if the Company’s share price increases from the date of grant. In addition, the performance-restricted stock units provide immediate retention value to our executives while still maintaining a strong incentive to increase the Company’s share price.

CEO Compensation:    Mr. Roper was hired as the Company’s new Chief Executive Officer on May 27, 2007. His new-hire base salary was established at $750,000 per year. For 2007, Mr. Roper was eligible for the VPP bonus at a target of 100% of his base salary, pro-rated from his date of hire. His maximum bonus potential is no greater than 200% of base salary. Mr. Roper’s base salary and bonus target were positioned at the median of our competitive peer group.

The long-term incentive component of Mr. Roper’s new-hire compensation package consisted of both stock options and restricted stock units. He received a new-hire sign-on non-qualified stock option to acquire 158,227 shares of VeriSign’s common stock. This sign-on option vests in equal installments on each quarterly anniversary date of grant of the sign-on option over the three years from the date of grant, provided that Mr. Roper remains continually employed by VeriSign at all times during the relevant quarter. Mr. Roper also received a new-hire sign-on restricted stock unit (“RSU”) Award with respect to 110,375 shares of VeriSign’s common stock. The sign-on RSU award vests in equal installments on each quarterly anniversary of the date of grant of the sign-on RSU award over three years from date of grant provided he remain continuously employed by VeriSign at all times during the relevant quarter.

Mr. Roper also received a non-qualified stock option award to acquire 210,970 shares of VeriSign’s common stock. The option vests in equal installments on each quarterly anniversary of the date of grant of the first-year option over the three years from the date of grant.

A Performance RSU award with respect to 88,300 shares was also granted to Mr. Roper. This Performance RSU shall vest upon meeting the terms described above for Performance RSUs.

Mr. Roper’s sign-on and equity awards were granted on August 7, 2007. His stock option awards were granted at an exercise price of $29.63 per share, which represents the closing selling price per share of VeriSign’s common stock on the NASDAQ Global Select Market on the grant date. The sign-on grant amounts were established as a buy-out of previously forfeited equity compensation from Mr. Roper’s prior employer. His other equity grants were established at the market median of our peer group.

Benefits:    Executive officers, like other employees, participate in a number of benefit programs designed to enable us to attract and retain employees in a competitive marketplace. We provide executive officers the same health and welfare benefits provided generally to all other employees, at the same general premium rates charged to such employees, with the exception of the Group Voluntary Universal Life insurance benefit. The benefits include medical, dental and vision insurance and other health benefits, fitness club reimbursement up to $390 per year, paid time off, an employee stock purchase plan, and a qualified 401(k) salary deferral plan. The Group Voluntary Universal Life insurance benefit is open to all U.S.-based employees with an annual salary of $110,000 or greater, and provides two times salary in basic life insurance as well as the opportunity to purchase additional life insurance.

Other than those benefits described above, we provide no additional or supplemental benefits, such as a company automobile, club memberships, deferred compensation programs, or retirement benefits, to our executive officers.

Total Compensation:    We believe we are fulfilling our compensation objectives and rewarding executive officers in a manner that is consistent with our pay-for-performance philosophy. Executive compensation is tied directly to our performance and is structured to ensure that there is an appropriate balance between our long-term and short-term performance, and also provides a balance between our operational performance and stockholder return. For the named executive officers as of the end of 2007, the aggregate total compensation mix represented 10% base salaries, 5% bonus and 85% long-term incentives.

Share Ownership Guidelines

In addition to aligning interests between executives and stockholders through stock options and restricted stock units, the Board of Directors adopted a stock ownership policy that requires executive officers to own shares of VeriSign common stock. Executive officers are required to own VeriSign common stock in an amount not less than three times their annual base salary (calculated using the executive’s 2005 base salary for individuals who were executive officer at the time of the policy’s adoption or, for officers appointed after the policy’s adoption, the executive’s initial base salary at the time the individual was appointed as an executive officer). Company stock that counts toward satisfaction of these stock ownership guidelines includes: shares owned outright by the officer and his or her immediate family members who share the same household, whether held individually or jointly; restricted stock where restrictions have lapsed; shares acquired and held upon stock option exercises; and shares obtained through open market purchases. Shares held in trust may also be included, subject to the approval of the Chairman of the Board of Directors. Each executive officer has five years from the later of the date of the adoption of the requirement or of the individual becoming an executive officer, to attain the minimum level of ownership. The stock ownership policy is included in VeriSign’s Corporate Governance Principles which can be found on our website at http://investor.verisign.com/governance.cfm.

Because we grant stock-based incentive in order to align the interests of its employees with those of its stockholders, our Securities Trading Policy forbids executive officers and other employees from buying or selling derivative securities related to VeriSign common stock, such as puts or calls on VeriSign common stock, as derivative securities may diminish the alignment that we are trying to foster. Company-issued stock options and restricted stock units are not transferable during the executive officer’s life, other than certain gifts to family members (or trusts, partnerships, etc, that benefit family members).

Severance Agreements

We do not have a formal severance program for our executive officers, all of whom are at-will employees. We generally do not enter into employment agreements with our executive officers and employment offers generally do not provide for severance or other benefits following termination.

Change in Control Severance Agreements

In August 2007, we entered into Change in Control Severance Agreements with our Section 16 officers, including the named executive officers. The agreements provide for certain severance benefits in the event an executive’s employment is terminated in connection with a change in control of the Company. All of the agreements are “double trigger” agreements meaning that executives will only be eligible for benefits under the agreements if both i) a change in control of the Company occurs and ii) within twenty-four months of the change in control the executive’s employment is terminated by the Company without cause (or by the executive for good reason) in connection with the change in control. The Committee believes that the change in control severance agreements are necessary to attract and retain highly qualified executives and to neutralize the personal interests of our executives in light of any potential beneficial corporate transaction. The Compensation Committee determined the Change in Control Severance Agreements were reasonable when compared to competitive peer group practice.

Separation Agreements with Former Executives

The employment of several of our senior executives was terminated employment with us in 2007, and we entered into separation agreements with some of these executives. The separation agreements generally provide for severance payments and in some cases, equity award vesting acceleration and extension of post-termination exercise periods. Detailed descriptions of these separation agreements and related severance payments can be found in the narrative that follows and section titled Grants of Plan-Based Awards for Fiscal 2007.

Retirement of Former Executive

On December 31, 2007, Mr. Korzeniewski retired from the Company. Mr. Korzeniewski is eligible to receive up to his full target bonus for 2007 of $225,000 subject to the approval of the Compensation Committee of the Board of Directors and pursuant to the terms of the 2007 VPP. At its meeting on February 19, 2008 the Compensation Committee approved a bonus of $121,500 for Mr. Korzeniewski based on individual performance and the performance of the Company in fiscal year 2007, pursuant to the terms of the 2007 VPP.

Tax Treatment of Executive Compensation

In determining the amount and form of compensation paid each year to its executive officers, we take into account the tax treatment of such compensation.

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the federal income tax deduction for compensation paid to each named executive officer, other than the Company’s chief financial officer, to $1,000,000 per year for public companies, unless the compensation is performance-based. Our executive compensation is structured to maximize the amount of compensation expense that is deductible by the Company when, in its judgment, it is appropriate and in the interest of the Company and its stockholders. The deductibility of an executive officer’s compensation can depend upon the timing of the executive officer’s vesting or exercise of previously granted rights, as well as other factors beyond the Company’s control. Therefore an executive officer’s compensation is not necessarily limited to that which is deductible under Section 162(m). The Committee may approve payment of compensation that exceeds the deductibility limitation under Section 162(m) in order to meet compensation objectives or if it determines that doing so is otherwise in the interest of our stockholders. Certain Restricted Stock Units awarded in 2007 are not performance based and therefore not exempt from the limitation of deductibility under 162(m).

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on the review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report is submitted by the Compensation Committee

Louis A. Simpson (Chairperson)
Timothy Tomlinson

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Louis A. Simpson and Timothy Tomlinson. During fiscal 2007, D. James Bidzos, Michelle Guthrie and Edward A. Mueller also served on the Compensation Committee. All of the members of the Compensation Committee during 2007 were independent directors, and none of the members of the Compensation Committee during 2007 were employees or officers or former officers of VeriSign, with the exception of Mr. Bidzos who served as Chief Executive Officer of the Company from April 1995 until July 1995 and resigned from the Compensation Committee on February 19, 2008. Edward A. Mueller served on the Compensation Committee until his resignation from the Board of Directors on August 15, 2007. Michelle Guthrie served on the Compensation Committee until her resignation from the Compensation Committee on January 30, 2008. No executive officer of VeriSign has served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or the board of directors of another entity, one of whose executive officers served as a member of the Compensation Committee of VeriSign during fiscal 2007; no executive officer of VeriSign has served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of the Board of Directors of VeriSign during fiscal 2007.

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation received by our chief executive officer and chief financial officer as of the end of fiscal 2007, the three other most highly compensated executive officers as of the end of fiscal 2007, our former principal executive officer and former principal financial officer who served the Company for a portion of fiscal 2007, as well as one individual who would have been among the three most highly compensated executive officers for fiscal 2007 but for the fact that the individual was not serving as an executive officer at the end of fiscal 2007. We refer to these executive officers and former executive officers as our Named Executive Officers.

SUMMARY COMPENSATION TABLE

Named Executive Officer and Principal Position	Year	Salary (1)	Bonus (2)		Stock Awards (3)		Option Awards (3)		Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)		Total
William A. Roper, Jr. (6)	2007	$421,154	$—		$744,064		$585,463		$405,000	$117,169		$2,272,850
President and Chief Executive Officer

Albert E. Clement (7)	2007	333,423	101,610	(8)	231,356		424,811		134,000	20,084		1,245,284
Chief Financial Officer

John M. Donovan	2007	440,526	—		365,208		721,116		243,000	1,379,949		3,149,799
Executive Vice President, Sales, Operations, Customer Care and Product Development	2006	37,500	24,000	(9)	8,244		43,360		—	5,000,038	(10)	5,113,142

Aristotle N. Balogh (11)	2007	351,138	269		288,332		312,541		116,640	7,876		1,076,796
Former Executive Vice President, Chief Technology Officer

Robert J. Korzeniewski (12)	2007	363,577	33,290	(13)	228,518		281,027		121,500	8,016		1,035,928
Former Executive Vice President, Corporate Development	2006	364,875	—		52,263		411,347		220,500	8,220		1,057,205

Stratton D. Sclavos (14)	2007	512,183	2,813		5,733,695	(15)	10,240,351	(15)	—	10,472,626		26,961,668
Former Chairman of the Board, President and Chief Executive Officer	2006	932,130	—		1,259,903		4,633,381		—	7,633		6,833,047

Dana L. Evan (16)	2007	272,675	33,447	(17)	212,183	(18)	887,604	(18)	117,936	765,221		2,289,066
Former Executive Vice President, Finance and Administration and Chief Financial Officer	2006	417,000	—		61,596		409,957		252,000	7,857		1,148,410

Mark D. McLaughlin (19)	2007	431,308	1,008		284,359	(20)	820,445	(20)	145,800	249,881		1,932,801
Former Executive Vice President, Products and Marketing	2006	323,982	—		70,689		579,435		252,000	7,624		1,233,730

(1)	Includes, where applicable, amounts electively deferred by each Named Executive Officer under our 401(k) Plan.
(2)	Unless otherwise indicated, represents interest paid on contribution refunded to the Named Executive Officer in February 2007 as a participant in the Company’s 1998 Employee Stock Purchase Plan.
(3)	Stock Awards consist of restricted stock units (RSUs) and performance-based RSUs. Amounts shown represent compensation expense recognized in fiscal 2007 for financial statement reporting purposes for the applicable awards granted in fiscal 2007 and in prior years pursuant to the Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”), disregarding the estimate of forfeitures related to service-based vesting conditions. The assumptions used to calculate the value of awards for fiscal 2007 are set forth in Note 13, “Stock-Based Compensation”, of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, and the assumptions used to calculate the value of awards in prior years are set forth in the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K for the corresponding years.

(4)	Amounts shown are for non-equity incentive plan compensation earned during the year indicated, but paid in the following year.
(5)	Except as indicated in the All Other Compensation Table below, amounts in “All Other Compensation” for fiscal 2007 include, where applicable, matching contributions made by the Company to the VeriSign 401(k) Plan, health club fee reimbursements, term life insurance payments and certain other compensation not required to be identified under the SEC rules.
(6)	Mr. Roper was appointed President and Chief Executive Officer of the Company on May 27, 2007.
(7)	Mr. Clement was appointed Chief Accounting Officer of the Company on July 5, 2007 and appointed Chief Financial Officer of the Company on July 12, 2007.
(8)	Includes discretionary bonus of $100,740 paid in fiscal 2007.
(9)	Bonus paid for services performed as Chief Executive Officer of inCode Telecom Group, Inc. (“inCode”) during fiscal 2006.
(10)	Management retention payment pursuant to the terms of the inCode Management Retention Plan.
(11)	Mr. Balogh resigned from the Company on January 8, 2008.
(12)	Mr. Korzeniewski retired from the Company on December 31, 2007.
(13)	Includes $32,187 to compensate Mr. Korzeniewski in connection with his election as of December 31, 2006 to adjust the exercise price of certain stock options subject to Section 409A of the Internal Revenue Code of 1986, as amended (“409A Affected Options”).
(14)	Mr. Sclavos resigned from the Company on May 27, 2007.
(15)	Does not include an estimated compensation expense of $1,145,119 for stock awards and $2,337,278 for option awards recognized previously with respect to forfeited equity awards.
(16)	Ms. Evan resigned from the Company on July 10, 2007.
(17)	Includes $32,187 to compensate Ms. Evan in connection with her election as of December 31, 2006 to adjust the exercise price of her 409A Affected Options.
(18)	Does not include an estimated compensation expense of $49,447 for stock awards and $135,981 for option awards recognized previously with respect to forfeited equity awards.
(19)	Mr. McLaughlin resigned from the Company on December 1, 2007.
(20)	Does not include an estimated compensation expense of $54,303 for stock awards, $54,467 for option awards and $291 in employee stock purchase plan contributions recognized previously with respect to forfeited equity awards and plan contributions.

ALL OTHER COMPENSATION TABLE

Named Executive Officer	Year	Gross-Ups or Other Amounts for Payment of Taxes		Severance Payments		Relocation Expense Reimbursement		Non-Employee Director Retainer Fees
William A. Roper, Jr.	2007	$—		$—		$—		$114,952	(A)
Albert E. Clement	2007	12,501	(B)	—		—		—
John M. Donovan	2007	—		—		1,372,172	(C)	—
Aristotle N. Balogh	2007	—		—		—		—
Robert J. Korzeniewski	2007	—		—		—		—
Stratton D. Sclavos	2007	—		10,465,415	(D)	—		—
Dana L. Evan	2007	—		754,632	(E)	—		—
Mark D. McLaughlin	2007	11,110	(F)	228,670	(G)	—		—

(A)	Includes cash compensation of $58,250 for services as a non-employee director from January 1, 2007 to May 26, 2007. Also includes an estimated compensation expense of $56,702 recognized in fiscal 2007 for financial statement reporting purposes for the applicable awards granted in fiscal 2007 and in prior years pursuant to FAS 123R, disregarding expenses previously recognized with respect to forfeited awards. See “Compensation of Directors” elsewhere in this report for information regarding the compensation of non-employee directors.
(B)	Payment (on a fully grossed-up basis) for the estimated amount of tax and interest incurred as a result of the exercise in fiscal 2006 of certain 409A Affected Options.
(C)	Reimbursement of relocation expenses in connection with Mr. Donovan’s relocation to California.
(D)	Payments paid or accrued pursuant to the terms of Mr. Sclavos’ Consulting and Separation Agreement dated July 9, 2007 (“Sclavos Agreement”), the material terms of which are summarized in the narrative disclosure below “Grants of Plan-Based Awards Table for Fiscal 2007” elsewhere in this report.
(E)	Payments paid or accrued pursuant to the terms of the Severance and General Release Agreement dated August 22, 2007 (“Evan Agreement”), the material terms of which are summarized in the narrative disclosure below “Grants of Plan-Based Awards Table for Fiscal 2007” elsewhere in this report.
(F)	Payment (on a fully grossed-up basis) for the estimated amount of tax and interest incurred as a result of the exercise in fiscal 2006 of certain 409A Affected Options.

(G)	Payments paid or accrued pursuant to the terms of Mr. McLaughlin’s Separation and General Release Agreement dated November 28, 2007 (“McLaughlin Agreement”), the material terms of which are summarized in the narrative disclosure below “Grants of Plan-Based Awards Table for Fiscal 2007” elsewhere in this report.

Grants of Plan-Based Awards for Fiscal 2007

The following table shows all plan-based awards granted to the Named Executive Officers during fiscal 2007.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2007 (1)

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
William A. Roper, Jr.	08/07/2007	—	—	—	—	—	—	—	158,227	29.63	1,674,801
	08/07/2007	—	—	—	—	—	—	—	210,970	29.63	2,233,075
	08/07/2007	—	—	—	—	—	—	110,375	—	—	3,270,411
	08/07/2007	—	—	—	44,150	88,300	88,300	—	—	—	—
		—	750,000	1,500,000	—	—	—	—	—	—	—

Albert E. Clement (2)	08/07/2007	—	—	—	—	—	—	—	70,494	29.63	746,165
	08/07/2007	—	—	—	24,753	49,506	49,506	—	—	—	—
		—	225,000	337,500	—	—	—	—	—	—	—

John M. Donovan	08/07/2007	—	—	—	—	—	—	—	88,118	29.63	932,711
	08/07/2007	—	—	—	30,941	61,882	61,882	—	—	—	—
		—	270,000	405,000	—	—	—	—	—	—	—

Aristotle N. Balogh (3)	08/07/2007	—	—	—	—	—	—	—	70,494	29.63	746,165
	08/07/2007	—	—	—	24,753	49,506	49,506	—	—	—	—
		—	216,000	324,000	—	—	—	—	—	—	—

Robert J. Korzeniewski (4)	08/07/2007	—	—	—	—	—	—	—	56,395	29.63	596,930
	08/07/2007	—	—	—	19,302	38,605	38,605	—	—	—	—
		—	225,000	337,500	—	—	—	—	—	—	—

Stratton D. Sclavos (5)		—	—	—	—	—	—	—	—	—	—

Dana L. Evan (6)		—	131,040	—	—	—	—	—	—	—	—

Mark D. McLaughlin (7)	08/07/2007	—	—	—	—	—	—	—	88,118	29.63	932,711
	08/07/2007	—	—	—	30,941	61,882	61,882	—	—	—	—
		—	270,000	—	—	—	—	—	—	—	—

(1)	Named Executive Officers are entitled to receive an annual cash bonus and long-term incentive plan compensation as described in “Compensation Discussion and Analysis” elsewhere in this report.
(2)	Effective November 8, 2007, Mr. Clement elected to adjust the exercise price of a 409A Affected Option to purchase an aggregate of 63,000 shares of VeriSign common stock from $17.36 to $19.82 and the exercise price of a 409A Affected Option to purchase 3,369 shares of VeriSign common stock from $12.88 to $14.93. In accordance with FAS 123R, there was no incremental fair value assigned to the 409A Affected Options as a result of these elections.
(3)	Mr. Balogh resigned from the Company on January 8, 2008.
(4)	Mr. Korzeniewski retired from the Company on December 31, 2007.
(5)	Mr. Sclavos resigned from the Company on May 27, 2007.
(6)	Ms. Evan resigned from the Company on July 10, 2007.
(7)	Mr. McLaughlin resigned from the Company on December 1, 2007.

The Company generally does not enter into employment agreements with its executive officers each of whom may be terminated at any time at the discretion of the Board of Directors. On November 29, 2007, the Company entered into an employment agreement with William A. Roper, Jr., President and Chief Executive Officer of the Company. During 2007, the Company entered into change-in-control agreements with each of its executive officers, including the Named Executive Officers. The material terms of Mr. Roper’s employment agreement and the change-in-control agreements are described in “Potential Payments Upon Termination or Change-in-Control” elsewhere in this report.

Stock options are granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant and have a term of not greater than 10 years from the date of grant. Stock options generally vest as to 25% of the granted option on the first anniversary of the date of grant and ratably thereafter over the following 12 quarters. Stock options granted to Mr. Roper on August 7, 2007 vest ratably over 3 years from the date of grant; if Mr. Roper is terminated without cause (as defined in his employment agreement), the vesting of certain of these stock options will be immediately accelerated. A restricted stock unit (“RSU”) is an award covering a number of shares of VeriSign common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. RSUs, other than performance-based RSUs, generally vest in four installments with 25% of the granted RSUs vesting on each anniversary of the date of grant over four years. RSUs granted to Mr. Roper on August 7, 2007, other than performance-based RSUs, vest ratably over 3 years from the date of grant; if Mr. Roper is terminated without cause (as defined in his employment agreement), the vesting of certain of these RSUs will be immediately accelerated.

The Compensation Committee granted performance-based RSUs to certain executive officers of the Company, including the Named Executive Officers, on August 7, 2007. Such performance-based RSUs vest as to 100% of the granted RSUs on the third anniversary of the date of grant if the designated VeriSign stock price target is achieved at any time during the 36-month period beginning on the date of grant and the executive officer is an employee of the Company on such date. The stock price target is deemed to have been attained if during any 60 consecutive trading days prior to the third anniversary of the date of grant the average closing price of the Company’s stock equals or exceeds $39.78. If by the third anniversary of the date of grant the stock price target has not been attained, 50% of the RSUs will vest on the fourth anniversary of the date of grant provided the recipient is an employee of VeriSign at that time and the remaining 50% of the RSUs will be forfeited.

Severance Arrangement with Mr. Sclavos. On July 9, 2007, VeriSign entered into a Consulting and Separation Agreement with Mr. Sclavos in connection with his resignation (the “Sclavos Separation Agreement”). Pursuant to the terms of the Sclavos Separation Agreement, Mr. Sclavos provides consulting services to the Company for a one-year period at the rate of $5,000 per month and is prohibited from engaging in certain competitive activities or soliciting customers of the Company during such period. The Company paid Mr. Sclavos a severance payment in the amount of $1,969,380 and will make an additional severance payment to Mr. Sclavos in the amount of $1,969,380 on June 15, 2008, subject to his compliance with the terms of the agreement. In the event of a change-in-control of the Company, all severance payments will accelerate and become immediately due and payable.

The Company accelerated all of Mr. Sclavos’ outstanding options to purchase shares of the Company’s common stock and restricted stock units that were scheduled to vest within twenty-four (24) months after his resignation. Accordingly, vesting for restricted stock units with respect to approximately 156,000 shares of the Company's common stock and the following stock options were accelerated:

Grant Date	Exercise Price	Number of Shares Accelerated
10/29/2003	$15.87	86,340
11/01/2005	23.46	192,650
08/01/2006	17.94	400,813

Total:		679,803

On May 31, 2007, in anticipation of entering into the Sclavos Separation Agreement, the Company paid Mr. Sclavos severance in the amount of $1,031,580 and $115,422 for all unpaid wages and unused paid time off accrued through his resignation date.

The Company also paid Mr. Sclavos $5,459,430 in connection with an option to purchase 300,000 shares of the Company’s common stock that was previously granted to Mr. Sclavos but was erroneously deleted from the Company’s records.

Severance Arrangement with Ms. Evan. On August 22, 2007, VeriSign entered into a Severance and General Release Agreement (the “Evan Severance Agreement”) with Dana L. Evan, former Executive Vice President, Finance and Administration and Chief Financial Officer in connection with her resignation on July 10, 2007. Pursuant to the terms of the Evan Severance Agreement, VeriSign paid Ms. Evan $60,000 for consulting services provided by Ms. Evan from July 11, 2007 to December 31, 2007. Ms. Evan received a severance payment in the amount of $450,240 and will also receive a severance payment in the amount of $221,760 to be paid on the one year anniversary of her resignation date, provided that Ms. Evan is in full compliance of her obligations under the Evan Severance Agreement. Ms. Evan was paid her full target bonus for 2006 in the amount of $252,000 and will be paid her pro rated target bonus for 2007 (to be paid when VeriSign pays bonuses for 2007 to its employees), provided that Ms. Evan is in full compliance of her obligations under the Evan Severance Agreement. Ms. Evan also received (i) an acceleration of vesting of 49,343 shares subject to outstanding stock options with a weighted average exercise price of approximately $17.43 per share; (ii) an acceleration of vesting with respect to 4,950 shares subject to restricted stock units; and (iii) payments equal to 18 months of COBRA and life insurance premiums. In addition, Ms. Evan has agreed to execute a release in favor of VeriSign and to not solicit VeriSign’s employees, consultants and employees for 12 months after her resignation date, and be bound by a non-competition obligation for 12 months after her resignation date.

Severance Arrangement with Mr. McLaughlin. Effective December 8, 2007, VeriSign entered into a Separation and General Release Agreement with Mark D. McLaughlin, former Executive Vice President, Products and Marketing (the “McLaughlin Separation Agreement”) in connection with his resignation on December 1, 2007. Pursuant to the terms of the McLaughlin Separation Agreement, Mr. McLaughlin has agreed to provide consulting services to VeriSign from December 2, 2007 to December 1, 2008 and VeriSign will pay Mr. McLaughlin $5,000 per month for such services. Mr. McLaughlin received acceleration of vesting of 19,811 shares subject to outstanding stock options with a weighted average exercise price of approximately $22.54 per share and will be eligible to receive up to his full target bonus for 2007 of $270,000 (to be paid when VeriSign pays bonuses for 2007 to its employees), provided that Mr. McLaughlin is in full compliance of his obligations under the McLaughlin Separation Agreement and otherwise subject to the terms of the 2007 VeriSign Performance Plan. In 2007, VeriSign paid Mr. McLaughlin $234,941 to compensate him for his election as of December 31, 2006 to increase the exercise price of certain of VeriSign stock options (“Affected Options”) in order to avoid unfavorable tax consequences under Section 409A of the Internal Revenue Code (the “Code”) as well as to reimburse him (on a fully grossed-up basis) for the estimated amount of tax owed in connection with his exercise in 2006 of certain Affected Options. In addition, Mr. McLaughlin has executed a release in favor of VeriSign and agreed not to solicit VeriSign’s employees, consultants and employees for 12 months after his resignation date.

Retirement of Mr. Korzeniewski. On December 31, 2007, Mr. Korzeniewski retired from the Company. Mr. Korzeniewski will be eligible to receive up to his full target bonus for 2007 of $225,000 (to be paid when VeriSign pays bonuses for 2007 to its employees), subject to the approval of the Compensation Committee of the Board of Directors and pursuant to the terms of the 2007 VeriSign Performance Plan.

Severance Arrangement with Mr. Balogh. In January 2008, VeriSign entered into a Separation and General Release Agreement (the “Balogh Separation Agreement”) with Aristotle Balogh, former Executive Vice President, Chief Technology Officer, in connection with his resignation on January 8, 2008. Pursuant to the terms of the Balogh Separation Agreement, Mr. Balogh will be eligible to receive a 2007 bonus up to his full target bonus for 2007 of $216,000 (to be paid when VeriSign pays bonuses for 2007 to its employees), provided that Mr. Balogh is in full compliance of his obligations under the Balogh Separation Agreement and otherwise subject to the terms of the 2007 VeriSign Performance Plan.

Please refer to “Compensation Discussion and Analysis” elsewhere in this report for more information concerning our compensation practices and policies for executive officers.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2007.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

	Option Awards						Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Option Exercisable (1)	Number of Securities Underlying Unexercised Option Unexercisable		Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)
William A. Roper, Jr.	25,000	—		$15.41		11/21/2013	—		$—	—		$—
	12,500	—		31.71		11/22/2014	—		—	—		—
	6,250	6,250	(3)	23.28		11/21/2015	—		—	—		—
	5,500	12,100	(4)	17.94		8/1/2013	—		—	—		—
	13,186	145,041	(5)	29.63		8/7/2017	—		—	—		—
	17,581	193,389	(5)	29.63		8/7/2017	—		—	—		—
	—	—		—		—	4,575	(6)	172,066	—		—
	—	—		—		—	101,177	(7)	3,805,267	—		—
	—	—		—		—	—		—	88,300	(8)	3,320,963

Albert E. Clement	25,000	—		13.79		2/21/2009	—		—	—		—
	8,125	—		12.88		9/26/2010	—		—	—		—
	13,063	9,937	(9)	19.82		8/31/2011	—		—	—		—
	8,125	1,875	(9)	19.82		8/31/2011	—		—	—		—
	47,700	—		26.40		8/2/2012	—		—	—		—
	11,250	—		26.40		8/2/2012	—		—	—		—
	2,656	27,844	(4)	17.94		8/1/2013	—		—	—		—
	2,531	5,569	(4)	17.94		8/1/2013	—		—	—		—
	—	70,494	(10)	29.63		8/7/2014	—		—	—		—
	—	—		—		—	875	(11)	32,909	—		—
	—	—		—		—	3,710	(11)	139,533	—		—
	—	—		—		—	675	(6)	25,387	—		—
	—	—		—		—	3,375	(6)	126,934	—		—
	—	—		—		—	—		—	49,506	(8)	1,861,921

John M. Donovan	663	6,625	(12)	5.1808	(13)	10/29/2013	—		—	—		—
	25,000	150,000	(14)	25.34		12/12/2013	—		—	—		—
	—	88,118	(10)	29.63		8/7/2014	—		—	—		—
	—	—		—		—	18,750	(15)	705,188	—		—
	—	—		—		—	—		—	61,882	(8)	$2,327,382

Aristotle N. Balogh	22,500	—		26.53		11/3/2011	—		—	—		—
	39,375	—		26.40		8/2/2012	—		—	—		—
	—	49,500	(4)	17.94		8/1/2013	—		—	—		—
	—	25,000	(16)	22.30		5/16/2013	—		—	—		—
	—	70,494	(10)	29.63		8/7/2014	—		—	—		—
	—	—		—		—	7,000	(11)	263,270	—		—
	—	—		—		—	3,150	(17)	118,472	—		—
	—	—		—		—	6,000	(6)	225,660	—		—
	—	—		—		—	—		—	49,506	(8)	$1,861,921

Robert J. Korzeniewski	1,458	—		42.2600		3/15/2008	—		—	—		—
	11,250	—		38.3000		9/6/2008	—		—	—		—
	28,125	—		26.5300		11/3/2011	—		—	—		—
	39,375	—		26.4000		8/2/2012	—		—	—		—

Stratton D. Sclavos	—	—		—		—	—		—	—		—

Dana L. Evan	38,333	—		42.2600		3/15/2008	—		—	—		—
	1,667	—		42.2600		3/15/2008	—		—	—		—
	33,750	—		26.5300		11/3/2011	—		—	—		—
	47,250	—		26.4000		8/2/2012	—		—	—		—

Mark D. McLaughlin	6,250	—		33.3800		12/17/2011	—		—	—		—
	33,750	—		26.4000		8/2/2012	—		—	—		—

(1)	On December 29, 2005, VeriSign's Board of Directors approved the acceleration of vesting of unvested stock options with an exercise price per share in excess of $24.99. Such acceleration was accompanied by restrictions that prohibit the sale of any shares acquired upon the exercise of such stock options prior to the date such stock options would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). All vesting terms assume continued employment with VeriSign through full vesting of the respective option or restricted stock unit award.
(2)	The market value is calculated by multiplying the number of shares by the closing price of our common stock on December 31, 2007 which was $37.61.
(3)	The option was granted 11/21/2005. The option became exercisable as to 6.25% of the grant on 02/21/2006 and vests quarterly thereafter at the rate of 6.25% until fully vested.
(4)	The option was granted 08/01/2006. The option became exercisable as to 25% of the grant on 08/01/2007 and vests quarterly thereafter at the rate of 6.25% until fully vested.
(5)	The option was granted 08/07/2007. The option became exercisable as to 8 1/3% of the grant on 11/07/2007 and vests quarterly thereafter at the rate of 8 1/3% until fully vested.
(6)	An award of RSUs was granted on 08/01/2006. The RSUs vest as to 25% of the total award on each anniversary of the date of grant until fully vested.
(7)	An award of RSUs was granted on 08/07/2007. The RSUs vest as to 8 1/3% of the total award quarterly from the date of grant until fully vested.
(8)	An award of performance-based RSUs was granted on 08/07/2007. If specified performance criteria are achieved, 100% of the grant will vest on the third anniversary of the date of grant. If specified performance criteria are not achieved, 50% of the grant will vest on the fourth anniversary of the date of grant and the remaining 50% of the grant will be forfeited.
(9)	The option was granted 08/31/2004. The option became exercisable as to 25% of the grant on 08/31/2005 and vests quarterly thereafter at the rate of 6.25% until fully vested.
(10)	The option was granted 08/07/2007. The option will become exercisable as to 25% of the grant on 08/07/2008 and will vest quarterly thereafter at the rate of 6.25% until fully vested.
(11)	An award of RSUs was granted on 08/02/2005. The RSUs vest ratably over four years as to 10% of the total award on the first, 20% on the second, 30% on the third and 40% on the fourth anniversary of the date of grant until fully vested.
(12)	The option was granted 11/30/2006. The option became exercisable as to 662 shares on 12/29/2006 and vests monthly thereafter until fully vested on 10/29/2008.
(13)	Stock option received in connection with VeriSign’s acquisition of inCode on November 30, 2006.
(14)	The option was granted 12/12/2006. The option became exercisable as to 25% of the grant on 12/12/2007 and vests quarterly thereafter at the rate of 6.25% until fully vested.
(15)	An award of RSUs was granted on 12/12/2006. The RSUs vest as to 25% of the total award on each anniversary of the date of grant until fully vested.
(16)	The option was granted 05/16/2006. The option became exercisable as to 25% of the grant on 05/16/2007 and vests quarterly thereafter at the rate of 6.25% until fully vested.
(17)	An award of RSUs was granted on 05/16/2006. The RSUs vest as to 25% of the total award on each anniversary of the date of grant until fully vested.

Option Exercises and Stock Vested for Fiscal 2007

The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by our Named Executive Officers during 2007.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2007

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
William A. Roper, Jr.	—	$—	10,723	$349,616
Albert E. Clement	107,931	2,178,721	2,660	76,801
John M. Donovan	34,231	627,649	6,250	233,625
Aristotle N. Balogh	177,479	1,918,580	5,050	143,273
Robert J. Korzeniewski	474,792	5,592,252	4,000	115,500
Stratton D. Sclavos	2,628,668	31,472,774	157,889	38,356
Dana L. Evan	528,843	4,944,311	4,950	160,529
Mark D. McLaughlin	293,873	4,042,771	5,550	157,628

Potential Payments Upon Termination or Change-in-Control

The Company has no formal severance program for its Named Executive Officers, each of whom may be terminated at any time at the discretion of the Board of Directors. During 2007, the Company entered into change-in-control agreements with each of its executive officers, including the Named Executive Officers, pursuant to a policy adopted by the Compensation Committee on August 7, 2007 (the “Policy”). Under the Policy, an executive officer of the Company is entitled to receive severance benefits if, within the twenty-four months following a “change-in-control” (or under certain circumstances, preceding a “change-in-control”), the executive officer’s employment is terminated by VeriSign without “cause” or is voluntarily terminated by the executive officer for “good reason.”

Under the Policy, “change-in-control” means:

(a) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), other than a trustee or other fiduciary holding securities of the Company under an employee benefit plan of the Company or its subsidiaries, becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly (excluding, for purposes of this Section 4.5, securities acquired directly from the Company), of securities of the Company representing at least thirty percent (30%) of (A) the then-outstanding shares of common stock of the Company or (B) the combined voting power of the Company’s then-outstanding securities;

(b) the consummation of a merger or consolidation, or series of related transactions, which results in the voting securities of the Company outstanding immediately prior thereto failing to continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), directly or indirectly, at least fifty (50%) percent of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

(c) a change in the composition of the Board occurring within a 24-month period, as a result of which fewer than a majority of the directors are incumbent directors;

(d) the sale or disposition of all or substantially all of the Company’s assets (or consummation of any transaction, or series of related transactions, having similar effect); or

(e) stockholder approval of the dissolution or liquidation of the Company.

Under the Policy, “cause” means:

(a) an executive’s willful and continued failure to substantially perform the executive’s duties after written notice providing the executive with ninety (90) days from the date of the executive’s receipt of such notice in which to cure;

(b) conviction of (or plea of guilty or no contest to) the executive for a felony involving moral turpitude;

(c) an executive’s willful misconduct or gross negligence resulting in material harm to the Company; or

(d) an executive’s willful violation of the Company’s policies resulting in material harm to the Company.

Under the Policy, “good reason” means:

(a) a change in the executive’s authority, duties or responsibilities that is inconsistent in any material and adverse respect from the executive’s authority, duties and responsibilities immediately preceding the change-in-control;

(b) a reduction in the executive’s base salary compared to the executive’s base salary immediately preceding the change-in-control, except for an across-the-board reduction of not more than ten percent (10%) of base salary applicable to all senior executives of the Company;

(c) a reduction in the executive’s bonus opportunity of five percent (5%) or more from the executive’s bonus opportunity immediately preceding the change-in-control, except for an across-the-board reduction applicable to all senior executives of the Company;

(d) a failure to provide the executive with long-term incentive opportunities that in the aggregate are at least comparable to the long-term incentives provided to other senior executives at the Company;

(e) a reduction of at least 5% in aggregate benefits that the executive is entitled to receive under all employee benefit plans of the Company following a change-in-control compared to the aggregate benefits the executive was eligible to receive under all employee benefit plans maintained by the Company immediately preceding the change-in-control; or

(f) a requirement that the executive be based at any office location more than 40 miles from the executive’s primary office location immediately preceding the change-in-control, if such relocation increases the executive’s commute by more than ten (10) miles from the executive’s principal residence immediately preceding the change-in-control; or

(g) the failure of the Company to obtain the assumption of the agreement from any successor as provided in the agreement.

If such events occur and the executive officer timely delivers a general release agreement, the Policy provides that VeriSign will make the following payments to the executive officer (except to the extent that such payments are subject to a six month delay if required by the Internal Revenue Code Section 409A deferred compensation rules):

•	the pro rata target bonus for the year in which the executive officer was terminated;

•

a specified multiple of the executive officer’s annual base salary plus an average of the executive officer’s annual bonus amount for the last three full fiscal years prior to a change-in-control; the applicable multiples are 200% of the annual base salary and bonus for the chief executive officer and 100% of the annual base salary and bonus for other executive officer participants; and

•

continued health benefits for the executive officer and the executive officer’s eligible dependents for a number of years equal to the severance multiple, provided that such coverage of health benefits will cease if the executive officer becomes eligible for comparable benefits from a new employer.

The Policy has an initial term of two years and will automatically renew for one-year periods thereafter unless the Board of Directors terminates the Policy at least 90 days before the end of the then-current term.

On August 24, 2007, the Compensation Committee adopted and approved a form of Change-in-Control and Retention Agreement to be entered into with VeriSign’s executive officers (the “CIC Agreement”) and a form of Change-in-Control and Retention Agreement to be entered into with VeriSign’s Chief Executive Officer, William A. Roper, Jr. (the “CEO Agreement”). On November 29, 2007, Mr. Roper and the Company entered into the CEO Agreement effective as of May 27, 2007. The terms and conditions of the CIC Agreement and CEO Agreement are materially consistent with the Policy, with the additional provisions described below.

In addition to the terms and conditions approved as part of the Policy, the CIC Agreement also contains the following provisions:

•

immediate acceleration of vesting of all of the executive officer’s unvested stock options and restricted stock units if there is a termination of such officer’s employment within twenty-four months after a change-in-control (as defined in the Policy) by VeriSign without “cause” (as defined in the Policy) or by the officer for “good reason” (as defined in the Policy) (or up to six months before a change-in-control if the officer is terminated at the request of a third party in contemplation of a change-in-control and the change-in-control is effective within six months of the termination date); however, if the consideration to be received by stockholders of the Company in connection with the change-in-control consists of substantially all cash or if the stock options and restricted stock units held by the executive officer are not assumed in the change-in-control, then all of the executive officer’s then-unvested and outstanding stock options and restricted stock units shall vest immediately prior to the change-in-control regardless of whether or not there is a termination of employment in connection therewith;

•

to the extent any payments are characterized as a parachute payment within the meaning of Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), and such characterization would subject the executive officer to a federal excise tax due to that characterization, the executive officer may elect to be paid in full or in such lesser amount as would result in the executive officer’s receipt, on an after-tax basis, of the greatest amount of termination and other benefits, after taking into account applicable federal, state and local taxes, including the excise tax under Section 4999 of the Code;

•

an initial term of two years and automatic renewal for one-year periods thereafter unless the Board of Directors terminates the CIC Agreement at least 90 days before the end of the then-current term; provided that such termination shall not be effective until the later of the last day of the initial two-year term or twelve months from termination following a change-in-control; and

•	the executive officer is prohibited from soliciting employees of VeriSign or competing against VeriSign for a period of 12 months.

Under the terms of the CEO Agreement, upon the triggering events described above, Mr. Roper will be entitled to receive severance benefits of:

•	any earned but unpaid salary and bonus;

•	the pro rata target bonus for the year in which he was terminated;

•	twenty-four months salary and bonus;

•	twenty-four months continued health benefits;

•	immediate acceleration of vesting of all unvested stock options and restricted stock units described under “CIC Agreement” above; and

•

a Section 280G of the Code excise tax gross-up payment to the extent any payments to Mr. Roper are characterized as parachute payments within the meaning of Section 4999 of the Code, provided that any such gross-up payment will only be made if the total parachute payment exceeds the applicable threshold amount by at least 10%.

The CEO Agreement has the same initial term and renewal and non-solicitation/non-competition provisions as described under “CIC Agreement” above.

The following table shows the value of additional stock options and RSUs that would have vested for our Named Executive Officers as of December 31, 2007, as well as the additional cash compensation payable under the acceleration scenarios described above, if any. The value of stock options is based on the difference between the exercise price of all accelerated options and the market value of our common stock as of December 31, 2007 which was $37.61.

Change-in-Control Benefit Estimates as of December 31, 2007

	Value of Accelerated Cash Compensation Benefits ($) (1)				Value of Accelerated Stock Awards ($)		Value of Accelerated Option Awards ($)
Named Executive Officer	Change-in- Control Only		Change-in-Control plus Qualifying Termination		Change-in- Control Only	Change-in-Control plus Qualifying Termination	Change-in- Control Only	Change-in-Control plus Qualifying Termination
William A. Roper, Jr.	—		7,232,559	(2)	—	7,298,296	—	3,028,241
Albert E. Clement	—		745,906		—	2,186,683	—	1,429,911
John M. Donovan	—		1,055,678		—	3,032,570	—	2,758,525
Aristotle N. Balogh	—		790,929		—	2,469,322	—	1,918,957
Robert J. Korzeniewski	—		849,825		—	1,940,864	—	1,423,697
Stratton D. Sclavos	1,969,380	(3)	1,969,380	(3)	—	—	—	—
Dana L. Evan	—		—		—	—	—	—
Mark D. McLaughlin	—		—		—	—	—	—

(1)	To the extent any payments made as a result of the change-in-control constitute deferred compensation subject to Section 409A of the Code, such payments will not be made until six months after separation from service.
(2)	Pursuant to the terms of Mr. Roper’s Change-in-Control and Retention Agreement, includes fully grossed-up payment of $3,705,979 for the amount of estimated tax and interest incurred.
(3)	Sclavos Agreement provides for acceleration of all payments outstanding upon any change-in-control of the Company. Amount represents second installment severance payment due to be paid June 15, 2008.

COMPENSATION OF DIRECTORS

This section provides information regarding the compensation policies for non-employee directors and amounts paid and securities awarded to these directors in 2007. William A. Roper, Jr., a director, was appointed President and Chief Executive Office of VeriSign on May 27, 2007. As an employee of the Company, Mr. Roper no longer participates in the compensation program for non-employee directors. Mr. Roper has been compensated as an executive officer of the Company since May 27, 2007 and his compensation both as a non-employee director and an employee is described in “Executive Compensation” elsewhere in this report.

Non-Employee Director Meeting Fees and Retainer Information

During 2007, cash fees earned by non-employee directors were as follows:

Annual retainer for non-employee directors	$40,000
Additional annual retainer for Chairman of the Board	$100,000
Additional annual retainer for Audit Committee members	$20,000
Additional annual retainer for Compensation Committee members	$20,000
Additional annual retainer for Nominating and Corporate Governance Committee members	$10,000
Additional annual retainer for Audit Committee Chairman	$10,000
Additional annual retainer for Compensation Committee Chairman	$10,000
Additional annual retainer for Nominating and Corporate Governance Committee Chairman	$5,000

Non-employee directors are reimbursed for their expenses in attending meetings.

On August 7, 2007, the Compensation Committee met to consider the cash and equity-based compensation to be paid to non-employee directors. The Compensation Committee reviewed competitive market data prepared by Frederick W. Cook & Co. (“FW Cook”) for the same comparator group used to benchmark executive compensation and certain available information for other boards and reviewed the board compensation practices of these companies. Following this review and consideration of the recommendations made by FW Cook, the Compensation Committee determined that grants equal to $200,000 worth of annual equity awards split evenly between stock options and RSUs were in the best interest of VeriSign and its shareholders. With input from FW Cook, members of the Company’s management and other directors of the Company, the Compensation Committee also approved an increase in the amount of the annual retainer payable to non-employee directors from $37,500 to $40,000. In addition, after consideration of materials and recommendations from FW Cook, the Compensation Committee approved effective as of May 27, 2007, an additional annual retainer of $100,000 for the non-executive Chairman of the Board. Previously, the non-executive Chairman of the Board did not receive separate compensation for this position.

Non-Employee Director Compensation Table for Fiscal 2007

The following table sets forth a summary of compensation information for our non-employee directors as of December 31, 2007.

Non-Employee Director Compensation for Fiscal 2007

Non-Employee Director Name	Fees Earned or Paid in Cash	Stock Awards (1)		Option Awards (1)		All Other Compensation		Total
D. James Bidzos (2)	$93,738	$79,239		$130,417		$9,656	(3)	$313,050
William L. Chenevich (4)	66,048	79,239		130,573		99,959	(5)	375,819
Michelle Guthrie (6)	62,499	79,239		199,201		—		340,939
Scott G. Kriens (7)	54,499	79,239		144,768		—		278,506
Roger H. Moore (8)	55,598	79,239		150,441		—		285,278
Edward A. Mueller (9)	91,819	19,856	(10)	79,208	(10)	—		190,883
John D. Roach (11)	30,452	51,912		50,414		—		82,364
Louis A. Simpson (12)	74,499	79,239		146,341		—		300,079
Timothy Tomlinson (13)	9,891	21,628		20,140		—		51,659

(1)	Stock Awards consist solely of RSUs. Amounts shown represent compensation expense recognized in fiscal 2007 for financial statement reporting purposes for the applicable awards granted in fiscal 2007 and in prior years pursuant to FAS 123R, disregarding expenses previously recognized with respect to forfeited awards. The grant date fair value of each Stock Award granted on August 7, 2007 was $130,816. The grant date fair value of the Stock Award granted on November 6, 2007 to Mr. Tomlinson was $144,680. The grant date fair value for each Option Award granted to non-employee directors on August 7, 2007 was $312,537. The grant date fair value for the Option Award granted on November 6, 2007 to Mr. Tomlinson was $345,658. The assumptions used to calculate the value of awards for fiscal 2007 are set forth in Note 13, “Stock-Based Compensation”, of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, and the assumptions used to calculate awards in prior years are set forth in the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K for the corresponding years.
(2)	As of December 31, 2007, Mr. Bidzos held 7,886 RSUs and outstanding options to purchase 114,398 shares of the Company’s common stock.
(3)	Payment in connection with Mr. Bidzos’ election as of December 31, 2006 to adjust the exercise price of his 409A Affected Options.
(4)	As of December 31, 2007, Mr. Chenevich held 7,886 RSUs and outstanding options to purchase 101,898 shares of the Company’s common stock.
(5)	Payment (on a fully grossed-up basis) for estimated taxes and interest in connection with certain 409A Affected Options.
(6)	As of December 31, 2007, Ms. Guthrie held 7,886 RSUs and outstanding options to purchase 78,148 shares of the Company’s common stock.
(7)	As of December 31, 2007, Mr. Kriens held 7,886 RSUs and outstanding options to purchase 115,648 shares of the Company’s common stock.
(8)	As of December 31, 2007, Mr. Moore held 7,886 RSUs and outstanding options to purchase 103,148 shares of the Company’s common stock.
(9)	Mr. Mueller resigned as a director on August 15, 2007. As of December 31, 2007, Mr. Mueller held no RSUs and outstanding options to purchase 9,375 shares of the Company’s common stock.
(10)	Does not include an estimated compensation expense of $59,383 for stock awards and $82,655 for stock option awards recognized previously with respect to forfeited equity awards.

(11)	As of December 31, 2007, Mr. Roach held 3,311 RSUs and outstanding options to purchase 10,548 shares of the Company’s common stock.
(12)	As of December 31, 2007, Mr. Simpson held 7,886 RSUs and outstanding options to purchase 78,148 shares of the Company’s common stock.
(13)	As of December 31, 2007, Mr. Tomlinson held 4,415 RSUs and outstanding options to purchase 10,548 shares of the Company’s common stock.

Stock options are granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant and have a term of not greater than 10 years from the date of grant. Stock options and RSUs granted to non-employee directors in 2007 vest in quarterly installments over one year from the date of grant. Directors are permitted to exercise vested stock options for up to three years following the termination of their Board service. The Compensation Committee may authorize grants with different vesting schedules in the future. The vesting of equity awards for all non-employee directors accelerates as to 100% of any unvested equity awards upon certain changes-in-control as set for in the 2006 Equity Incentive Plan and the 1998 Directors Stock Option Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

There are no transactions required to be reported under Item 404(a) of Regulation S-K where the Policy did not require review, approval or ratification, or where the Policy was not followed since the Policy was adopted.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we or any of our subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer or beneficial holder of more than 5% of the common stock of VeriSign or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than the transactions described below.

Severance Arrangement with Mr. Sclavos.    Stratton D. Sclavos was President, Chief Executive Officer and Chairman of the Board of Directors until his resignation on May 27, 2007. On July 9, 2007, VeriSign entered into a Consulting and Separation Agreement with Mr. Sclavos in connection with his resignation (the “Sclavos Separation Agreement”). Further information regarding the Sclavos Separation Agreement may be found in Part III, Item 11, “Executive Compensation,” of this Form 10-K.

Reimbursement Payments to Mr. Sclavos for Use of Airplane.    On February 10, 2004, the Compensation Committee approved a policy for the reimbursement of certain expenses incurred by Mr. Sclavos in the operation of his private airplane when used for VeriSign business. Under this policy, as amended December 17, 2004, Mr. Sclavos was reimbursed $2,900 per flight hour up to $650,000 per year. During 2007, we reimbursed Mr. Sclavos approximately $393,268 under this policy. All amounts reimbursed to Mr. Sclavos were approved by the Compensation Committee.

Severance Arrangement with Ms. Evan.    On August 22, 2007, VeriSign entered into a Severance and General Release Agreement (the “Evan Severance Agreement”) with Dana L. Evan, former Executive Vice President, Finance and Administration and Chief Financial Officer in connection with her resignation on July 10, 2007. Further information regarding the Evan Separation Agreement may be found in Part III, Item 11, “Executive Compensation,” of this Form 10-K.

Severance Arrangement with Mr. Balogh.    In January 2008, VeriSign entered into a Separation and General Release Agreement (the “Balogh Separation Agreement”) with Aristotle Balogh, former Executive Vice President, Chief Technology Officer, in connection with his resignation on January 8, 2008. Further information regarding the Balogh Separation Agreement may be found in Part III, Item 11, “Executive Compensation,” of this Form 10-K.

Severance Arrangement with Ms. Lin.    On February 16, 2007, VeriSign entered into a Severance Agreement (the “Lin Severance Agreement”) with Judy Lin, former Executive Vice President and General Manager, Security Services, pursuant to which the Company agreed to pay Ms. Lin a severance payment in the total amount of $571,200, of which $382,704 was paid in 2007, and the balance is payable on the one year anniversary of the termination of her employment, subject to Ms. Lin’s compliance with non-solicitation and non-competition provisions of the Lin Severance Agreement. In March 2007, VeriSign also paid Ms. Lin $214,200, representing her bonus for services performed for VeriSign in 2006. VeriSign also made payments to Ms. Lin for her COBRA and life insurance premiums and provided certain administrative and other support as set forth in the Lin Severance Agreement. Upon termination of Ms. Lin’s employment with VeriSign, VeriSign accelerated vesting of 19,719 of Ms. Lin’s then unvested stock options to purchase shares of VeriSign common stock for which the fair market value is greater than the exercise price of her employment on the termination date. Also upon termination of Ms. Lin’s employment, VeriSign accelerated vesting of 4,250 of her then unvested restricted stock units of VeriSign common stock.

Severance Arrangement with Mr. McCowan.    On July 28, 2007, VeriSign entered into a severance agreement (the “McCowan Severance Agreement”) with Rodney A. McCowan, former Senior Vice President, Human Resources, in connection with his resignation on June 30, 2007. Pursuant to the terms of the McCowan Severance Agreement, Mr. McCowan received a severance payment in the amount of $241,200 and will receive an additional severance payment in the amount of $118,800 to be paid on the one year anniversary of his resignation date, provided that Mr. McCowan is in full compliance of his obligations under the McCowan Severance Agreement. Mr. McCowan will be paid his pro rated target bonus for 2007 (to be paid when VeriSign pays bonuses for 2007 to its employees), provided that Mr. McCowan is in full compliance of his obligations under the McCowan Severance Agreement. Mr. McCowan also receives payments equal to 12 months of COBRA and life insurance premiums. In addition, VeriSign released Mr. McCowan from repaying any portion of his $50,000 signing bonus that he received after joining the Company. Mr. McCowan has executed a release in favor of VeriSign and agreed to not solicit VeriSign’s employees, consultants and employees for 12 months after his resignation date, and be bound by a non-competition obligation for 12 months after his resignation date.

Severance Arrangement with Mr. McLaughlin.    Effective December 8, 2007, VeriSign entered into a Separation and General Release Agreement with Mark D. McLaughlin, former Executive Vice President, Products and Marketing (the “McLaughlin Separation Agreement”) in connection with his resignation on December 1, 2007. Further information regarding the McLaughlin Separation Agreement may be found in Part III, Item 11, “Executive Compensation,” of this Form 10-K.

Payments to Mr. Donovan.    In 2007, John Donovan received a bonus payment of $24,000 in connection with his service as Chief Executive Officer of inCode during 2006. In addition, Mr. Donovan’s offer of employment provides for reimbursement of relocation expenses up to $1,500,000 in connection with his relocation to California. In February 2007, we reimbursed Mr. Donovan $1,372,172 in connection with his relocation. Mr. Donovan is our Executive Vice President, Sales, Operations, Customer Care and Product Development.

Consulting Agreement with Mr. Moore.    On December 11, 2007, the Compensation Committee of the Board of Directors authorized the Company to enter into a consulting agreement on the following terms with Roger H. Moore, a member of our Board of Directors, for the provision of certain consulting services in connection with the planned disposition of VeriSign’s Communications Services Group:

•	A consulting fee of $30,000 per month to manage the daily operations of the Communications Services business;

•

A minimum success fee of $300,000 if the sale of the Communications Services business is consummated before December 31, 2008, payable either: (i) at the closing if the buyer of the Communications Services business does not offer Mr. Moore an acceptable position with the buyer; or (ii) six months after closing if the buyer offers Mr. Moore an acceptable position with the buyer;

•

An additional success fee of up to $600,000 based on receipt by VeriSign of proceeds from the sale of the Communications Services business within the valuation range set by investment bankers retained by VeriSign, which additional success fee will be apportioned on a pro rata basis between the low end and high end of the valuation range so set; and

•	Other terms and conditions customary for such an agreement.

Transactions with Arbinet-Thexchange, Inc.    We have entered into agreements with Arbinet-Thexchange, Inc. (“Arbinet”) pursuant to which we provide various communications-related services to Arbinet. Roger H. Moore is a member of our Board of Directors and was Arbinet’s interim Chief Executive Officer from June 2007 through November 2007. Since January 1, 2007, the value of such transactions was approximately $260,000. We have also entered into agreements pursuant to which we purchase various products and services from Arbinet; since January 1, 2007, the value of such transactions did not exceed $120,000.

Transactions with Juniper Networks.    We have entered into agreements with Juniper Networks, Inc. (“Juniper Networks”) pursuant to which we purchase various products and services from Juniper Networks. Scott G. Kriens is a member of our Board of Directors and the President, Chief Executive Officer and Chairman of the Board of Juniper Networks, Inc. In 2007, the value of such transactions was approximately $1.0 million and consisted primarily of the purchase of equipment, software and services. We also entered into agreements with Juniper Networks pursuant to which we provided various services to Juniper Networks; since January 1, 2007, the value of such transactions did not exceed $120,000.

Transactions with T. Rowe Price Associates, Inc.    T. Rowe Price Associates, Inc. (“T. Rowe Price”) is the beneficial owner of more than five percent of VeriSign’s voting securities. T. Rowe Price Trust Company, an affiliate of T. Rowe Price, manages VeriSign’s employee 401(k) plan for which since January 1, 2007 VeriSign has paid T. Rowe Price less than $50,000. Participants in VeriSign’s 401(k) plan invest in mutual funds managed by affiliates of T. Rowe Price and as shareholders of the mutual funds pay management and other fees to the mutual funds as disclosed in the mutual fund prospectuses. We also entered into agreements with T. Rowe Price pursuant to which we provide various services to T. Rowe Price; since January 1, 2007, the value of such transactions did not exceed $120,000.

Transactions with U.S. Bancorp.    William L. Chenevich is a director and Chairman of the Audit Committee of our Board of Directors and the Vice Chairman of Technology and Operations of U.S. Bancorp. We have entered into agreements with U.S. Bancorp and certain of its affiliates (“U.S. Bank”) pursuant to which we provide professional consulting, managed security and other services to U.S. Bank. Since January 1, 2007, the value of such transactions was approximately $2.0 million. We have also entered into agreements pursuant to which we purchase various products and services from U.S. Bank; since January 1, 2007, the value of such transactions did not exceed $120,000. U.S. Bank is also a lender under a $500 million senior unsecured revolving credit facility (the “Credit Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. The Credit Facility is described in Note 9, “Credit Facility,” of the Notes to Consolidated Financial Statements in this Form 10-K. Since January 1, 2007, the portion of interest and fees paid by us under the Facility attributable to U.S. Bank was approximately $240,000. In addition, U.S. Bank National Association, a subsidiary of U.S. Bancorp, an affiliate of U.S. Bank, is the trustee of the Indenture dated as of August 20, 2007 between the Company and U.S. Bank National Association for the Company’s 3.25% junior subordinated convertible debentures due August 15, 2037.

Transactions with Qwest Communications International, Inc.    Edward A. Mueller was Chairman of our Board of Directors until his resignation on August 15, 2007 and is the Chief Executive Officer and Chairman of

the Board of Qwest Communications International, Inc. (“Qwest”). We have entered into agreements with Qwest pursuant to which we provide various communications services to Qwest. Since January 1,2007, the value of such transactions was approximately $9.8 million. We have also entered into agreements pursuant to which we purchase various communications related products and services from Qwest. Since January 1, 2007, the value of such transactions was approximately $3.8 million.

Director and Officer Indemnification Agreements.    We have entered into indemnity agreements with certain of our executive officers and directors which provide, among other things, that we will indemnify such officers and directors, under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party to by reason of his or her position as a director, officer or other agent of VeriSign, and otherwise to the full extent permitted under Delaware law and our bylaws.

Officer Change-in-Control Arrangements.    On August 7, 2007, the Compensation Committee adopted a policy (the “Policy”) pursuant to which executive officers of the Company receive certain benefits upon a change-in-control of the Company. On August 24, 2007, the Compensation Committee adopted and approved a form of Change-in-Control and Retention Agreement to be entered into with VeriSign’s executive officers (the “CIC Agreement”) and a form of Change-in-Control and Retention Agreement to be entered into with VeriSign’s Chief Executive Officer, William A. Roper, Jr. (the “CEO Agreement”). Further information regarding the Policy, the CIC Agreement and the CEO Agreement may be found in Part III, Item 11, “Executive Compensation,” of this Form 10-K.

Acceleration of Equity Award Vesting in the Event of a Change-in-Control for Non-Employee Directors and Certain Senior Vice Presidents.    The vesting of equity awards for all non-employee directors accelerates as to 100% of any unvested equity awards upon certain changes-in-control as set forth in the 2006 Equity Incentive Plan. Pursuant to a policy adopted by the Board of Directors in 2001, the vesting of stock options for officers at the level of senior vice president who are not executive officers accelerates as to 50% of any shares subject to stock options that are then unvested

Independence of Directors

As required under The NASDAQ Stock Market’s listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and VeriSign, our executive officers and our independent registered public accounting firm, the Board has affirmatively determined that the majority of our Board is comprised of independent directors. Our independent directors are: Mr. Bidzos, Mr. Chenevich, Ms. Cote, Mr. Kriens, Mr. Roach, Mr. Simpson, and Mr. Tomlinson. Each director who serves on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is an independent director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item may be found in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares In Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto	8-K	11/23/05	2.1

3.01	Fourth Amended and Restated Certificate of Incorporation of the Registrant	S-1	11/5/07	3.01

3.02	Third Amended and Restated Bylaws of the Registrant	8-K	2/25/08	3.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A	9/30/02	4.01

4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	3/19/03	4.02

4.03	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association	8-K/A	9/6/07	4.1

4.04	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc.	8-K/A	9/6/07	4.2

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	10-K	3/31/03	10.02

10.02	Registrant’s 1995 Stock Option Plan, as amended through August 6, 1996	S-1	1/29/98	10.06

10.03	Registrant’s 1997 Stock Option Plan	S-1	1/29/98	10.07

10.04	Registrant’s 1998 Equity Incentive Plan, as amended through February 8, 2005	10-K	3/16/05	10.04

10.05	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement	10-Q	11/14/03	10.1

10.06	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement	10-K	3/16/05	10.06

10.07	409A Options Election Form and related documentation	8-K	1/4/07	99.01

10.08	Registrant’s 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement	S-8	6/23/03	4.02

10.09	Registrant’s 1998 Employee Stock Purchase Plan, as amended through January 30, 2007	10-Q	7/16/07	10.01

10.10	Registrant’s 2001 Stock Incentive Plan, as amended through November 22, 2002	10-K	3/31/03	10.08

10.11	Registrant’s 2006 Equity Incentive Plan, as adopted May 26, 2006	10-Q	7/12/07	10.02

10.12	Registrant’s 2006 Equity Incentive Plan, form of Stock Option Agreement	10-Q	7/12/07	10.03

10.13	Registrant’s 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant	10-Q	8/9/07	10.01

10.14	Nonqualified Registrant’s 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant	S-1	11/5/07	10.15

10.15	Registrant’s 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement	10-Q	7/12/07	10.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.16	Registrant’s 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement	10-Q	7/12/07	10.05

10.17	Registrant’s 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement	8-K	8/30/07	99.1

10.18	Registrant’s 2007 Employee Stock Purchase Plan, as adopted August 30, 2007	S-1	11/5/07	10.19

10.19	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.20	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

10.21	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.22	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.23	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation*	S-1	1/29/98	10.18

10.24	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1	1/29/98	10.19

10.25	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.26	Transition Services and General Release Agreement between the Registrant and James M. Ulam dated May 18, 2006	10-Q	7/12/07	10.01

10.27	Amended and Restated Transition Services and General Release Agreement between the Registrant and James M. Ulam dated September 27, 2006	10-Q	7/12/07	10.01

10.28	Severance Agreement between the Registrant and Vernon Irvin dated October 31, 2006	8-K	11/6/06	99.01

10.29	Agreement between the Registrant and Judy Lin dated February 16, 2007	10-Q	7/16/07	10.02

10.30	Consulting and Separation Agreement between the Registrant and Stratton D. Sclavos effective July 9, 2007	10-Q	8/9/07	10.03

10.31	Severance and General Release Agreement between the Registrant and Rodney A. McCowan dated July 9, 2007	10-Q	8/9/07	10.04

10.32	Severance and General Release Agreement between the Registrant and Dana L. Evan dated July 27, 2007	S-1	11/5/07	10.33

10.33	Separation and General Release Agreement between the Registrant and Mark D. McLaughlin dated November 28, 2007				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.34	Employment Offer Letter between the Registrant and John M. Donovan dated November 20, 2006	10-K	7/12/07	10.25

10.35	Employment Offer Letter between the Registrant and Richard H. Goshorn dated April 25, 2007	10-Q	8/9/07	10.02

10.36	Employment Offer Letter between the Registrant and Anne-Marie Law dated May 2, 2007	S-1	11/5/07	10.36

10.37	Employment Offer Letter between the Registrant and Kevin A. Werner dated September 20, 2007	S-1	11/5/07	10.37

10.38	Employment Offer Letter between the Registrant and Grant L. Clark dated September 20, 2007	S-1	11/5/07	10.38

10.39	Employment Agreement between the Registrant and William A. Roper, Jr. dated November 26, 2007 with effect on May 27, 2007				X

10.40	2006 .com Registry Agreement between VeriSign and ICANN, effective March 1, 2006	10-K	7/12/07	10.26

10.41	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers	10-K	7/12/07	10.27

10.42	Deed of Lease between TST Waterview I, L.L.C. and the Registrant, dated as of July 19, 2001	10-Q	11/14/01	10.01

10.43	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. †	S-1	11/5/07	10.44

10.44	Credit Agreement dated as of June 7, 2006 among Registrant and certain of its subsidiaries, the Designated Borrowers named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Citibank, N.A., as Syndication Agent, JP Morgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets, Inc., as joint lead arrangers and joint book running managers	8-K	6/7/06	10.1

10.45	Amendment Agreement dated September 17, 2007 by and among Registrant, the several financial institutions thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	8-K	9/21/07	99.1

10.46	Subsidiary Guaranty dated June 7, 2006, made by the subsidiaries of Registrant named therein in favor of the Lenders party to the Credit Agreement, the L/C Issuer, the Swing Line Lender and Bank of America, N.A., as Administrative Agent	8-K	6/7/06	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.47	Company Guaranty dated June 7, 2006, made by Registrant, in favor of the Lenders party to the Credit Agreement and Bank of America, N.A., as Administrative Agent	8-K	6/7/06	10.1

10.48	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007*	10-Q	7/16/07	10.03

10.49	Form of Change-in-Control and Retention Agreement for Executive Officers	8-K	8/30/07	99.2

10.50	Form of Change-in-Control and Retention Agreement for Chief Executive Officer	8-K	8/30/07	99.3

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Registered Independent Public Accounting Firm				X

24.01	Powers of Attorney (Included on Page 101 as part of the signature pages hereto)				X

25.01	Statement of Eligibility of Trustee on Form T-1 with respect to the Indenture dated as of August 20, 2007	S-1	11/5/07	25.01

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)				X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)				X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**				X

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**				X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of February 2008.

VERISIGN, INC.

By	/s/ WILLIAM A. ROPER, JR.
William A. Roper, Jr. President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints William A. Roper Jr., Albert E. Clement and Richard H. Goshorn, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February 2008.

Signature	Title

/s/ WILLIAM A. ROPER, JR. William A. Roper, Jr.	President, Chief Executive Officer and Director

/s/ ALBERT E. CLEMENT Albert E. Clement	Chief Financial Officer

/s/ D. JAMES BIDZOS D. James Bidzos	Chairman of the Board

/s/ WILLIAM L. CHENEVICH William L. Chenevich	Director

/s/ KATHLEEN A. COTE Kathleen A. Cote	Director

/s/ SCOTT G. KRIENS Scott G. Kriens	Director

/s/ ROGER H. MOORE Roger H. Moore	Director

/s/ JOHN D. ROACH John D. Roach	Director

/s/ LOUIS A. SIMPSON Louis A. Simpson	Director

/s/ TIMOTHY TOMLINSON Timothy Tomlinson	Director

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign are provided in this separate section. The consolidated financial statements included in this section are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited VeriSign, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VeriSign, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s stock administration policies and practices has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated February 29, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Verisign, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2006, and January 1, 2007, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriSign, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

February 29, 2008

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
A S S E T S
Current assets:
Cash and cash equivalents	$1,376,722	$478,749
Short-term investments	1,011	198,656
Accounts receivable, net of allowance for doubtful accounts of $6,329 in 2007 and $8,083 in 2006	208,799	241,570
Prepaid expenses and other current assets	116,961	294,955
Deferred tax assets	46,080	81,773
Current assets of discontinued operations	—	36,661

Total current assets	1,749,573	1,332,364

Property and equipment, net	621,917	605,292
Goodwill	1,082,420	1,442,493
Other intangible assets, net	121,792	333,430
Restricted cash and investments	46,936	49,437
Long-term deferred tax assets	230,695	179,023
Other assets	59,952	25,214
Investments in unconsolidated entities	109,828	—
Long-term assets of discontinued operations	—	7,000

Total long-term assets	2,273,540	2,641,889

Total assets	$4,023,113	$3,974,253

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$388,562	$681,996
Accrued restructuring costs	2,878	3,818
Deferred revenues	552,070	448,414
Short-term debt	—	199,000
Deferred tax liabilities	2,632	1,448
Current liabilities of discontinued operations	—	24,601

Total current liabilities	946,142	1,359,277

Long-term deferred revenues	186,719	159,439
Long-term accrued restructuring costs	1,473	937
Convertible debentures	1,265,296	—
Long-term tax liability	37,607	—
Long-term deferred tax liabilities	2,985	24,849
Other long-term liabilities	541	5,175

Total long-term liabilities	1,494,621	190,400

Total liabilities	2,440,763	1,549,677

Commitments and contingencies
Minority interest in subsidiaries	54,485	47,716
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 222,849,348 excluding 73,720,953 held in treasury, at December 31, 2007 and 243,844,122, excluding 35,471,662 held in treasury, at December 31, 2006	297	279
Additional paid-in capital	22,559,045	23,314,476
Accumulated deficit	(21,033,452)	(20,929,497)
Accumulated other comprehensive income (loss)	1,975	(8,398)

Total stockholders’ equity	1,527,865	2,376,860

Total liabilities and stockholders’ equity	$4,023,113	$3,974,253

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$1,496,289	$1,562,998	$1,604,577

Costs and expenses
Cost of revenues	596,517	574,762	508,509
Sales and marketing	276,632	376,508	477,752
Research and development	160,186	129,256	95,572
General and administrative	276,130	256,592	179,294
Restructuring, impairments and other charges (reversals), net	110,110	(4,471)	18,703
Impairment of goodwill	182,151	—	—
Amortization of other intangible assets	116,064	122,767	101,638
Acquired in-process research and development	—	16,700	7,670

Total costs and expenses	1,717,790	1,472,114	1,389,138

Operating (loss) income	(221,501)	90,884	215,439
Other income, net	93,759	42,643	51,974

(Loss) income from continuing operations before income taxes, loss from unconsolidated entities and minority interest	(127,742)	133,527	267,413

Income tax (expense) benefit	(11,080)	243,648	(100,786)
Loss from unconsolidated entities, net of tax	(2,018)	—	—
Minority interest, net of tax	(3,840)	(2,875)	(4,702)

Net (loss) income from continuing operations	(144,680)	374,300	161,925
Net income from discontinued operations, net of tax	3,821	4,715	16,480
Gain on sale of discontinued operations, net of tax	1,357	—	250,573

Net (loss) income	$(139,502)	$379,015	$428,978

Basic net (loss) income per share from:
Continuing operations	$(0.61)	$1.53	$0.63
Discontinued operations	0.02	0.02	0.06
Gain on sale of discontinued operations	—	—	0.98

Net (loss) income	$(0.59)	$1.55	$1.67

Diluted net (loss) income per share from:
Continuing operations	$(0.61)	$1.51	$0.62
Discontinued operations	0.02	0.02	0.06
Gain on sale of discontinued operations	—	—	0.95

Net (loss) income	$(0.59)	$1.53	$1.63

Shares used in per share computation:
Basic	237,707	244,421	257,368

Diluted	237,707	247,073	263,689

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Common stock:
Balance, beginning of year	$279	$275	$259
Issuance of common stock for business combinations	—	—	9
Issuance of common stock under stock plans	18	4	7

Balance, end of year	297	279	275

Additional paid-in capital:
Balance, beginning of year	23,314,476	23,368,431	23,452,919
Reclassification of unearned compensation upon adoption of SFAS 123R	—	(24,199)	—
Issuance of common stock for business combinations	—	—	288,402
Common stock issued under stock plans	306,958	51,536	80,447
Issuance of stock-based compensation awards, net of variable accounting adjustments	—	—	(22,411)
Stock-based compensation expense and other	85,460	67,896	—
Tax benefit (expense) associated with stock options	8,642	(14,188)	117,704
Repurchase of common stock	(1,156,491)	(135,000)	(548,630)

Balance, end of year	22,559,045	23,314,476	23,368,431

Unearned compensation:
Balance, beginning of year	—	(24,199)	(23,549)
Reclassification of unearned compensation upon adoption of SFAS 123R	—	24,199	—
Issuance of stock-based compensation awards	—	—	9,938
Stock-based compensation expense	—	—	(10,588)

Balance, end of year	—	—	(24,199)

Accumulated deficit:
Balance, beginning of year, as previously reported	(20,929,497)	(21,308,512)	(21,737,490)
Cumulative adjustment to beginning balance upon adoption of FIN 48	35,547	—	—

Balance, beginning of year, as adjusted upon adoption of FIN 48	(20,893,950)	(21,308,512)	(21,737,490)
Net (loss) income	(139,502)	379,015	428,978

Balance, end of year	(21,033,452)	(20,929,497)	(21,308,512)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(8,398)	(12,553)	(1,411)
Foreign currency translation adjustments	8,101	776	(7,988)
Change in unrealized gain (loss) on investments, net of tax	2,272	3,379	(3,154)

Balance, end of year	1,975	(8,398)	(12,553)

Total stockholders’ equity	$1,527,865	$2,376,860	$2,023,442

	Number of Outstanding Shares
	2007	2006	2005
Balance, beginning of year	243,844	246,419	253,341
Issuance of common stock for business combinations	—	—	9,083
Issuance of common stock under stock plans	17,254	3,915	6,812
Repurchase of common stock	(38,249)	(6,490)	(22,817)

Balance, end of year	222,849	243,844	246,419

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net (loss) income	$(139,502)	$379,015	$428,978
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,101	776	(7,988)
Unrealized gain (loss) on investments	2,272	3,379	(3,154)

Other comprehensive income (loss)	10,373	4,155	(11,142)

Comprehensive (loss) income	$(129,129)	$383,170	$417,836

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(139,502)	$379,015	$428,978
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on divestiture of businesses	(71,216)	—	—
Gain on divestiture of discontinued operations	(1,357)	—	(250,573)
Unrealized gain on joint venture call options	(10,925)	—	—
Realized and unrealized loss on embedded derivative	15,301	—	—
Depreciation of property and equipment	114,539	108,349	89,309
Amortization of other intangible assets	116,064	122,767	101,638
Amortization of debt issuance costs	902	413	—
Acquired in-process research and development	—	16,700	7,670
Provision for doubtful accounts	850	(1,165)	1,041
Stock-based compensation and other	85,250	66,285	(10,588)
Restructuring, impairments and other charges (reversals), net	110,110	(4,471)	18,703
Impairment of goodwill	182,151	—	—
Net loss (gain) on sale of investments	1,787	(21,258)	(11,310)
Loss from unconsolidated entities, net of tax	2,018	—	—
Minority interest, net of tax	3,840	2,875	4,702
Income tax associated with stock options	6,189	(7,833)	51,964
Excess tax benefit associated with stock options	(12,607)	—	—
Deferred income taxes	(11,042)	(227,194)	(8,313)
Loss on disposal of property and equipment	—	—	186
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(104,338)	61,263	(22,665)
Prepaid expenses and other current assets	133,522	(109,421)	(69,277)
Accounts payable and accrued liabilities	(76,719)	(15,384)	75,498
Deferred revenues	125,643	103,838	74,159

Net cash provided by operating activities	470,460	474,779	481,122

Cash flows from investing activities:
Purchases of investments	(311)	(541,569)	(276,869)
Proceeds from maturities and sales of investments	206,707	716,250	313,845
Purchases of property and equipment	(152,237)	(181,611)	(110,834)
Cash paid for business combinations, net of cash acquired	—	(604,795)	(161,334)
Proceeds received on divestiture of businesses, net of cash contributed	159,023	—	—
Investments in unconsolidated entities	(17,150)	—	—
Proceeds received on divestiture of discontinued operations	12,779	—	367,222
Proceeds received on long term note receivable	—	47,786	15,990
Other assets	3,274	1,543	(4,424)

Net cash provided by (used in) investing activities	212,085	(562,396)	143,596

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	306,976	51,540	80,454
Change in net assets of subsidiary and other	332	1,448	863
Repurchase of common stock	(1,156,491)	(135,000)	(548,630)
Proceeds from draw-down of credit facility, net of issuance costs	—	295,619	—
Repayment of short-term debt	(199,000)	(100,000)	—
Proceeds from issuance of convertible debentures, net of issuance costs	1,224,247	—	—
Excess tax benefit associated with stock options	12,607	—	—
Repayment of long-term liabilities	—	(2,872)	(2,200)

Net cash provided by (used in) financing activities	188,671	110,735	(469,513)

Effect of exchange rate changes on cash and cash equivalents	3,721	6	(7,186)

Net increase in cash and cash equivalents	874,937	23,124	148,019
Cash and cash equivalents at beginning of year	501,785	478,660	330,641

Cash and cash equivalents at end of year	1,376,722	501,784	478,660
Cash and cash equivalents of discontinued operations at end of year	—	(23,035)	(11,732)

Cash and cash equivalents of continuing operations at end of year	$1,376,722	$478,749	$466,928

Supplemental cash flow disclosures:
Cash paid for interest	$1,453	$6,360	$—

Cash paid for income taxes, net of refunds received	$21,300	$51,660	$26,440

Preferred stock received as consideration for divestiture of business	$3,750	$—	$—

Note receivable from divested business	$15,000	$—	$—

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

Note 1. Description	of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign operates intelligent infrastructure services that enable and protect billions of interactions every day across the world’s voice, video and data networks. The Company offers a variety of Internet and communications-related services, including those which are marketed through Web site sales, direct field sales, channel sales, telesales, and member organizations in its global affiliate network.

The Company’s business consists of two reportable segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Information and Security Services business and the Naming Services business. The Information and Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The Naming Services business is the authoritative directory provider of all .com, ..net, .cc, and .tv domain names. The Communications Services Group provides communications services, such as connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, and mobile commerce services; and content services, such as digital content and messaging services.

In late 2007, VeriSign announced a change to its business strategy to be more tightly-aligned with its core competencies, which is to provide highly scaleable, reliable and secure Internet infrastructure services to customers around the world. The strategy calls for divesture of a number of non-core businesses in our portfolio, such as communications, billing and commerce, content delivery, messaging and enterprise security services. By divesting these non-core businesses, additional resources should be available to invest in the core businesses that will remain: Naming Services, Secure Socket Layer (“SSL”) Certificate Services, and Identity and Authentication services. The operations of these businesses will be classified as discontinued operations when all criteria of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” are met. All of such criteria were not met as of December 31, 2007.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VeriSign and its subsidiaries after the elimination of intercompany accounts and transactions. As of December 31, 2007, VeriSign owned approximately 54% of the outstanding shares of capital stock of its consolidated subsidiary, VeriSign Japan K.K. The minority interest’s proportionate share of income is included in minority interest in the consolidated statements of operations. Changes in VeriSign’s proportionate share of the net assets of VeriSign Japan K.K. resulting from sales of capital stock by the subsidiary are accounted for as equity transactions. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in unconsolidated entities on the consolidated balance sheets.

Reclassifications

VeriSign records its discontinued operations in accordance with SFAS 144. Accordingly, the Consolidated Financial Statements have been reclassified for all periods presented to reflect discontinued operations. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Non-trade receivables as of December 31, 2006, amounting to $77.8 million have been reclassified from accounts receivable, net, to prepaid expenses and other current assets to conform to current period presentation. Such reclassification does not have any effect on net income as previously reported.

Use of Estimates

The discussion and analysis of VeriSign’s financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, restructuring, stock-based compensation, royalty liabilities, deferred taxes, the mark-to-market valuation of our embedded derivatives associated with the convertible debt and the call options associated with the investments in unconsolidated entities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

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

Fair Value of Financial Instruments

The fair value of VeriSign’s cash equivalents, short-term investments, accounts receivable, restricted cash and investments, accounts payable and short-term debt approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2007, the fair value of VeriSign’s convertible debentures was approximately $1.6 billion, based on quoted market prices.

Investments in Unconsolidated Entities

VeriSign accounts for its investments in joint ventures as equity method investments, based on its ability to exert significant influence over but not control over the joint ventures. VeriSign records its investments at the amount of capital contributed plus its percentage interest in the joint ventures’ earnings or loss. VeriSign regularly reviews the assumptions underlying the operating and financial results based on information provided by these joint ventures, and determines the fair values of these investments based on a valuation performed using

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

the income approach and the market approach. If it is determined that an other-than-temporary decline exists in the fair values of these investments, VeriSign writes down the investments to their fair value and records the related impairments in earnings from unconsolidated entities.

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in Other assets in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. Generally, if cash balances are insufficient to sustain the investee’s operations for a six-month period and there are no anticipated prospects of future funding for the investee, VeriSign considers the decline in fair value to be other-than-temporary. If it is determined that an other-than-temporary decline exists in a non-public equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statements of operations.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets with 40 years for buildings and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or lease terms.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The following table summarizes the capitalized costs related to third-party implementation and consulting services as well as costs related to internally developed software:

	Year Ended December 31,
	2007	2006
	(In thousands)
Internally used third-party software and consulting fees	$12,230	$20,202
Internally developed software	29,912	23,665

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) loss of key personnel; (e) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (f) testing for recoverability under SFAS 144 of a significant asset group within a reporting unit; (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. As of December 31, 2007, there were no other intangible assets with an indefinite useful life.

VeriSign performed its annual impairment tests as of June 30, 2007, 2006 and 2005. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. There were no impairment charges for goodwill from the annual impairment tests conducted as of June 30, 2007, 2006 and 2005.

At December 31, 2007, VeriSign performed an additional impairment test as a result of its decision to divest its non-core businesses. As a result of the impairment test, the Company recorded an impairment charge of $182.2 million, $62.6 million and $4.3 million for goodwill, other intangible assets and property and equipment, respectively, related to the Company’s Content Services business reporting unit. See Note 7, “Goodwill and Other Intangible Assets,” for further information.

VeriSign amortizes intangible assets with estimable useful lives on a straight line basis over their useful lives in accordance with SFAS 142.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

Restructuring Charges

VeriSign records restructuring charges related to workforce reduction in accordance with SFAS No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43,” since benefits are provided pursuant to a severance plan which uses a standard formula of paying benefits based upon tenure with the Company. The accounting for such restructuring charges meets the four requirements of SFAS 112 which are: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated.

VeriSign records restructuring charges related to excess facilities and other exit costs in accordance with SFAS No. 146 (“SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be measured and recognized initially at fair value only when the liability is incurred. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary.

Contingent Convertible Debentures

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

The Company considers the embedded features related to the contingent interest payments, over-allotment option, and the Company’s ability to make specific types of distributions (e.g., extraordinary dividends) to qualify as derivatives and bundles them as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures is accounted for as a discount on the debentures. The over-allotment feature which was revalued on the date of exercise is accounted for as a premium on the debentures. The debt discount and the debt premium are being accreted to the face value of the debentures as interest expense, net, over the maturity period of the debentures. Any change in the fair value of this embedded derivative is recognized as an unrealized gain or loss in Other income, net.

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

At December 31, 2007, VeriSign held forward contracts in notional amounts totaling approximately $50.9 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts were recorded at fair market value on the balance sheet and gains and losses were included in earnings. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The following table summarizes the changes in the components of accumulated other comprehensive income (loss) during 2007 and 2006:

	Foreign Currency Translation Adjustments Gain (Loss)	Unrealized Gain (Loss) On Investments, net of tax	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2005	$(7,191)	$(5,362)	$(12,553)
Changes	776	3,379	4,155

Balance, December 31, 2006	(6,415)	(1,983)	(8,398)
Changes	8,101	2,272	10,373

Balance, December 31, 2007	$1,686	$289	$1,975

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

VeriSign Affiliate PKI Software and Services.    VeriSign Affiliate PKI Software and Services (“International Affiliates”) are for digital certificate technology and business process technology. Revenues from the VeriSign Affiliate PKI Software and Services are derived from arrangements involving multiple elements including digital certificates, PCS and other services. These software licenses, which do not provide for right of return, are primarily perpetual licenses for which revenues are recognized up-front once all criteria for revenue recognition have been met.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

Advertising Expense

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Advertising expense was $30.5 million in 2007, $149.8 million in 2006, and $287.7 million in 2005.

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

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 14, “Income Taxes.” The cumulative effect of adopting FIN 48 was a decrease in income taxes payable of $9.3 million, an increase in long-term deferred tax assets of $26.2 million, and a

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

decrease in the January 1, 2007, accumulated deficit balance of $35.5 million. Included in this amount is an adjustment made by the Company in the fourth quarter 2007 to increase accumulated deficit by $2.5 million. At the adoption date of January 1, 2007, the Company had an unrecognized tax benefit for income taxes associated with uncertain tax positions of $45.0 million. As of December 31, 2007, this amount was $41.4 million.

Stock-Based Compensation

Prior to January 1, 2006, VeriSign accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,”, and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of the Company’s common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and superseded APB 25. VeriSign elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

VeriSign recognized incremental stock-based compensation expense of $33.8 million during 2006 as a result of the adoption of SFAS 123R. See Note 13, “Stock-Based Compensation,” for further information regarding stock-based compensation assumptions and expenses. The FASB Staff Position (“FSP’) No. 123R-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” provides an elective method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. FSP 123R-3 provides that an entity may make a one-time election to adopt the transition method. An entity may take up to one year from its initial adoption of SFAS 123R to make the election. During the second quarter ended June 30, 2006, VeriSign elected the short-cut transition method described in FSP 123R-3, and analyzed its effect on the Company’s consolidated financial statements for the periods presented. The election of the transition method did not have a material impact on VeriSign’s consolidated financial statements.

As a result of the adoption of SFAS 123R, VeriSign will only recognize a benefit from stock-based compensation in paid in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. Also upon adoption of SFAS 123R, VeriSign elected to account for the indirect benefits of stock-based compensation on the research tax credit through the consolidated income statement (continuing operations) rather than through paid-in-capital. VeriSign does include deferred tax assets and the associated valuation allowance related to the net operating loss and tax credit carryforwards for the accumulated stock award windfalls for income tax footnote disclosure purposes. VeriSign tracks these stock award attributes separately and recognizes these attributes through paid-in-capital in accordance with SFAS 123R.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

The following table illustrates the effect on net income and net income per share on VeriSign’s Consolidated Statement of Operations, if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

Year ended December 31,
2005
(In thousands, except share data)
Net income, as reported	$428,978
Less: Credit for stock-based compensation, net of tax	(7,611)
Less: Stock-based compensation determined under the fair value method for all awards, net of tax	(125,777)

Pro forma net income	$295,590

Pro forma net income per share:
Basic:
As reported	$1.67
Pro forma stock-based compensation	(0.52)

Pro forma net income per share	$1.15

Diluted:
As reported	$1.63
Pro forma stock-based compensation	(0.50)

Pro forma net income per share	$1.13

The Company uses the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The stock-based compensation expense for market-based awards is recognized on a straight-line basis over the requisite service period for each such award.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes the changes in the allowance for doubtful accounts:

	2007	2006	2005
	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$8,083	$11,559	$10,708
Add: provision for doubtful accounts	850	(1,165)	1,041
Less: write-offs, net of recoveries and other adjustments	(2,604)	(2,311)	(190)

Balance, end of year	$6,329	$8,083	$11,559

Discontinued Operations

In accordance with SFAS 144, the Company reports businesses or asset groups as discontinued operations when the operations and cash flows of the business or asset group have been or will be eliminated, when the Company will not have any continuing involvement with the business or asset group after the disposal transaction, and when the Company has met the following additional six criteria:

•	Management with the authority to do so, commits to a plan to sell the business or asset group;

•	The business or asset group is available for immediate sale;

•	An active program to sell the business or asset group has been initiated;

•	The sale of the business or asset group is probable within one year;

•	The marketed sales value of the business or asset group is reasonable in relation to its current fair value; and

•	It is unlikely that the plan to sell the business or asset group will be significantly altered or withdrawn.

The Company did not have any assets held for sale as of December 31, 2007.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the effect of SFAS 160, and the impact it will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and may impact a company's acquisition strategy. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the effect of SFAS 141R, and the impact it will have on its financial position and results of operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. On February 12, 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position and results of operations.

Note 2.    Joint Ventures

On January 31, 2007, VeriSign entered into two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures. One of the joint ventures, Netherlands Mobile Holdings, C.V., is based in the Netherlands, and the other, US Mobile Holdings LLC, is based in the United States. VeriSign contributed 51% of its ownership interest in its wholly owned subsidiary Jamba’s business-to-consumer business to the Netherlands joint venture and Fox contributed its Fox Mobile Entertainment assets to the U.S.-based joint venture. Fox paid VeriSign approximately $192.4 million in cash for the divestiture of 51% of its ownership interest in Jamba and VeriSign paid Fox approximately $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. The Company recognized a gain of approximately $68.2 million upon the divestiture of its majority ownership interest in Jamba and recorded its interests in the joint ventures as investments in unconsolidated entities in accordance with the equity method. As of December 31, 2007, the Company had a balance of $109.8 million in investments in unconsolidated entities related to the joint ventures. The Company’s Consolidated Financial Statements for the year ended December 31, 2007, includes one month of Jamba’s consolidated activity. During the third quarter, the Company invested an additional amount of $17.2 million pursuant to capital calls approved by the board of managers of the ventures, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the joint ventures. Under the terms of the joint venture agreements, the Company has agreed to invest an additional amount of approximately $15.6 million in the two joint ventures. In 2007, the Company provided a working capital loan of $15.0 million under a promissory note to the joint ventures. This loan is outstanding as of December 31, 2007, and is included in Other assets.

In connection with the joint ventures, VeriSign and Fox entered into various put and call agreements. VeriSign has the option to sell (“the put”) all of its interests in the joint ventures to Fox at particular times within

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

five years of the date of the agreements at prices determined pursuant to the terms of the put and call agreements. Fox has the option to purchase (“the call”) all of VeriSign’s interests in the joint ventures at particular times within five years of the date of the agreements at a price determined pursuant to the put and call agreements. The Company calculated the initial fair value of its written call options to be $10.9 million using the Black-Scholes option-pricing model. The Company has recorded the fair value of the call options within other long-term liabilities, and marks-to-market the call options at each reporting period. For the year ended December 31, 2007, the Company recorded an unrealized gain of $10.9 million, on joint venture call options within Other income, net. As of December 31, 2007, the Company determined that the call options did not have any value. The put options are not recorded in the Consolidated Financial Statements as they do not meet the definition of a derivative instrument under SFAS 133.

Note 3.    Business Combinations

2007 Acquisitions:

VeriSign did not acquire any businesses in 2007.

2006 Acquisitions:

inCode

On November 30, 2006, VeriSign completed its acquisition of inCode Telecom Group, Inc. (“inCode”), a San Diego, California-based wireless and technology consulting company. VeriSign purchased inCode to give its customers a competitive edge in bringing advanced mobility solutions to market. VeriSign’s purchase price of $41.8 million consisted of approximately $40.2 million in cash consideration and $1.6 million in direct transaction costs. Immediately upon closing, VeriSign paid $21.7 million of inCode’s outstanding principal debt and assumed liabilities. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $27.8 million, other intangible assets of $39.6 million and assumed net liabilities of $25.6 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of inCode was 7.1 years. inCode is included in the Communication Services Group segment.

GeoTrust

On September 1, 2006, VeriSign completed its acquisition of GeoTrust, Inc. (“GeoTrust”), a Needham, Massachusetts-based privately-held provider of digital certificates and identity verification solutions. VeriSign’s purchase price of $127.4 million consisted of approximately $125.3 million in cash consideration and $2.1 million in direct transaction costs. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $100.1 million, other intangible assets of $28.3 million, assumed net liabilities of $2.2 million and in-process research and development (“IPR&D”) expense of $1.2 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of GeoTrust was 5.4 years. GeoTrust is included in the Internet Services Group segment.

m-Qube

On May 1, 2006, VeriSign completed its acquisition of m-Qube, Inc. (“m-Qube”), a Watertown, Massachusetts-based privately-held mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services. VeriSign purchased m-Qube to provide an end-to-end technology platform, carrier relationships and value-added services to consumer facing companies and their

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

service providers to use wireless broadband as a content delivery, marketing and communications channel. VeriSign’s purchase price of $269.2 million for all of the outstanding capital stock and vested options of m-Qube consisted of approximately $266.0 million in cash consideration and $2.4 million in direct transaction costs. VeriSign also assumed $0.8 million of unvested stock options of m-Qube. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $160.0 million, other intangible assets of $93.6 million, net tangible assets of $11.0 million and IPR&D expense of $4.6 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of m-Qube was 5.3 years. m-Qube is included in the Communications Services Group segment.

Kontiki

On March 14, 2006, VeriSign completed its acquisition of Kontiki, Inc. (“Kontiki”), a Sunnyvale, California-based provider of broadband content services. VeriSign purchased Kontiki to expedite large file downloads on the Internet. VeriSign’s purchase price of $59.6 million for all of the outstanding capital stock and vested options of Kontiki consisted of approximately $57.1 million in cash consideration and $2.3 million in direct transaction costs. VeriSign also assumed $0.2 million of unvested stock options of Kontiki. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $23.9 million, other intangible assets of $23.5 million, net tangible assets of $2.2 million and IPR&D expense of $10.0 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of Kontiki was 6.4 years. Kontiki is included in the Communications Services Group segment.

3united Mobile Solutions

On February 28, 2006, VeriSign completed its acquisition of 3united Mobile Solutions ag (“3united”), a Vienna, Austria-based provider of wireless application services. VeriSign purchased 3united to provide anticipated ability to bundle different applications to engage and drive consumers to higher value services such as content, chat or mCommerce. VeriSign’s purchase price of $71.2 million for approximately 99.8% of the outstanding capital stock of 3united consisted of approximately $70.1 million in cash consideration, and $1.1 million in direct transaction costs. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $48.3 million, other intangible assets of $26.7 million and assumed net liabilities of $3.8 million. Under Austrian tax law a portion of the goodwill is deductible for tax purposes. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of 3united was 6.6 years. 3united is included in the Communications Services Group segment.

CallVision

On January 24, 2006, VeriSign completed its acquisition of CallVision, Inc. (“CallVision”), a Seattle, Washington-based privately-held provider of online analysis applications for mobile communications customers. VeriSign purchased CallVision to provide online customer self-service with a single view of billing across multiple systems and vendors. VeriSign’s purchase price of $38.7 million for all of the outstanding capital stock and vested options of CallVision consisted of approximately $38.2 million in cash consideration and $0.4 million in direct transaction costs. VeriSign also assumed $0.1 million of unvested stock options of CallVision. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $18.0 million, other intangible assets of $12.0 million, net tangible assets of $8.2 million and IPR&D expense of $0.5 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of CallVision was 6.3 years. CallVision is included in the Communications Services Group segment.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

2005 Acquisitions:

Retail Solutions International

On October 17, 2005, VeriSign completed its acquisition of Retail Solutions International, Inc. (“RSI”), a Lincoln, Rhode Island-based privately-held provider of operational point-of-sale data to the retail industry. VeriSign purchased RSI to increase the scope of services it offers to retail supply chain participants and enhances the infrastructure it has been developing in the RFID/EPC and pharmaceutical supply chain markets to deliver real time, relevant data for decision making. VeriSign’s purchase price of $25.2 million for all of the outstanding capital stock and vested options of RSI consisted of approximately $23.2 million in cash consideration and $0.4 million in direct transaction costs. VeriSign also assumed unvested stock options of RSI with a fair value of $1.6 million. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $17.1 million, other intangible assets of $6.1 million, net tangible assets of $1.7 million and IPR&D expense of $0.3 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of RSI was 5.3 years. RSI is included in the Internet Services Group segment. After the acquisition was completed, VeriSign renamed RSI as Retail Data Solutions (“RDS”).

On December 31, 2007, the Company sold its RDS business unit, which specialized in intelligent supply chain services, for $10.2 million in considerations. The sale price included $6.4 million in cash and $3.8 million in preferred stock of the acquiring company. The Company has recorded the preferred stock as a long-term investment. As part of the transaction, the Company recorded a $3.0 million gain.

Moreover Technologies

On October 4, 2005, VeriSign completed its acquisition of Moreover Technologies, Inc. (“Moreover”), a San Francisco, California-based privately-held wholesale aggregator of real-time content for Web sites, search engines and enterprise customers. VeriSign purchased Moreover to offer bloggers, publishers, enterprises and Web portals a more intelligent and scalable, real-time content platform. VeriSign’s purchase price of $29.7 million for all of the outstanding capital stock of Moreover consisted of approximately $28.7 million in cash consideration and $1.0 million in direct transaction costs. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $13.9 million, other intangible assets of $10.4 million, net tangible assets of $4.1 million and IPR&D expense of $1.3 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of Moreover was 5.5 years. Moreover is included in the Internet Services Group segment.

siteRock

On October 3, 2005, VeriSign Japan K.K. (“VSJ”) completed its acquisition of siteRock K.K. (“siteRock”), a Tokyo, Japan-based privately-held remote network monitoring and outage managing and handling firm. VSJ

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

purchased siteRock to provide service and consulting offerings that offer managed security services. VSJ paid approximately $53.3 million in cash for all of the outstanding capital stock and certain transaction related expenses of siteRock. In allocating the purchase price based on estimated fair values, VSJ recorded goodwill of $36.4 million, other intangible assets of $11.8 million and net tangible assets of $5.1 million. At the date of acquisition, the overall weighted-average life of the identified amortizable assets acquired in the purchase of siteRock was approximately 4.5 years. siteRock is included in the Internet Services Group segment.

iDefense

On July 13, 2005, VeriSign completed its acquisition of iDefense, Inc. (“iDefense”), a Reston, Virginia-based privately held company. iDefense is a leading security intelligence services company providing detailed intelligence on network-based threats, vulnerabilities and malicious code. VeriSign paid approximately $37.8 million in cash for all the outstanding capital stock, vested stock options and certain transaction related expenses of iDefense and assumed unvested stock options. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $34.7 million, other intangible assets of $5.7 million, assumed net liabilities of $4.4 million and IPR&D expenses of $1.8 million. At the date of acquisition, the overall weighted average life of the identified amortizable assets acquired in the purchase of iDefense was 5.6 years. iDefense is included in the Internet Services Group segment.

LightSurf Technologies

On April 6, 2005, VeriSign completed its acquisition of LightSurf Technologies, Inc. (“LightSurf”), a Santa Cruz, California-based privately held provider of multimedia messaging and interoperability solutions for the wireless market. VeriSign paid approximately $275.4 million in common stock for all of the outstanding capital stock, warrants, vested stock options and certain transaction-related expenses and assumed unvested stock options. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $218.6 million, other intangible assets of $40.1 million, net tangible assets of $12.4 million and IPR&D expenses of $4.3 million. At the date of acquisition, the overall weighted-average life of the identified amortizable assets acquired in the purchase of LightSurf was 3.2 years. LightSurf is included in the Communications Services Group segment.

Other Acquisitions

In addition to the above, VeriSign also acquired one other company in 2005 for purchase price of approximately $15.0 million. The acquisition was not material on an individual basis.

All of the Company’s 2005 acquisitions results of operations for periods prior to the date of acquisition were not material on an individual basis or in the aggregate when compared with VeriSign’s consolidated results.

Note 4.    Discontinued Operations

VeriSign accounts for discontinued operations when all criteria of SFAS 144 are met. Consequently, the results of operations have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented as discontinued operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

The following table presents the revenues and the components of total net income from discontinued operations, net of tax:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues	$11,868	$12,162	$59,669

Operating income from discontinued operations	$5,847	$7,078	$24,735
Income tax expense	(2,026)	(2,363)	(8,255)

Net income from discontinued operations	3,821	4,715	16,480
Gain on sale of discontinued operations, net of tax	1,357	—	250,573

Total net income from discontinued operations, net of tax	$5,178	$4,715	$267,053

The Company did not have any assets held for sale as of December 31, 2007. The following table presents the carrying amounts of major classes of assets and liabilities relating to discontinued operations as of December 31, 2006:

December 31, 2006
(In thousands)
Assets:
Cash and cash equivalents	$23,035
Accounts receivable, net	11,201
Prepaid expenses and other current assets	95
Deferred tax assets	2,330

Current assets of discontinued operations	36,661
Long-term assets	7,000

Total assets of discontinued operations	$43,661

Liabilities:
Accounts payable and accrued liabilities	$18,068
Deferred revenues	6,533

Current liabilities of discontinued operations	24,601

Total liabilities of discontinued operations	$24,601

Jamba Service business

On September 1, 2007, the Company sold its wholly-owned Jamba Service GmbH subsidiary (“Jamba Service”), which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products, for $12.8 million in cash and recorded a net gain of $1.4 million. Jamba Service was considered a discontinued operation and was part of the Communications Services Group segment.

Payment Gateway business

On November 18, 2005, the Company completed the sale of certain assets related to its Payment Gateway business pursuant to an Asset Purchase Agreement, dated October 10, 2005 (the “Agreement”), among PayPal, Inc., PayPal International Limited (collectively, “PayPal”), a wholly owned subsidiary of eBay Inc. Under the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Agreement, PayPal acquired certain assets related to VeriSign’s Payment Gateway business and assumed certain liabilities related thereto for $370 million in cash. The Payment Gateway business was part of the Internet Services Group segment.

In connection with the sale of the Payment Gateway business, the Company entered into a Transitional Service Agreement (“TSA”) with PayPal to provide certain transitional network and customer support services. The related fees were recorded as a direct reduction to the respective costs and expenses included in discontinued operations. The expected cash flows under the TSA did not represent a significant continuation of the direct cash flows of the disposed payment gateway business. In April 2006, PayPal elected to terminate the customer support services provided by VeriSign under the TSA. In September 2006, PayPal elected to terminate the billing services, production services and other transitional services provided under the TSA.

The following table presents the calculation of the gain on the sale of the Payment Gateway business:

Year Ended December 31, 2005
(In thousands)
Proceeds from sale	$370,000
Transaction costs	2,778

Net proceeds	367,222
Net liabilities assumed by PayPal	7,600

Gain on sale before income taxes	374,822
Income tax expense	124,249

Gain on sale of discontinued operations, net of tax	$250,573

Note 5.    Restructuring, Impairments and Other Charges (Reversals), Net

A comparison of restructuring, impairments and other charges (reversals), net:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
2007 restructuring plan charges	$29,615	$—	$—
2002 and 2003 restructuring reversals, net	(175)	(6,420)	(3,744)

Total restructuring charges (reversals), net	29,440	(6,420)	(3,744)
Impairments and other charges	80,670	1,949	22,447

Total restructuring, impairments and other charges (reversals), net	$110,110	$(4,471)	$18,703

2007 Restructuring Plan

In January 2007, VeriSign initiated a restructuring plan to execute a company-wide reorganization replacing the previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, and other exit costs. To date, VeriSign has recorded $29.6 million in restructuring charges under its 2007 restructuring plan.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Workforce reduction:    The 2007 restructuring plan resulted in a workforce reduction of approximately 350 employees across both segments which started in the first quarter of 2007, followed by the next four quarters. All severance related charges will be paid by the end of the first quarter of 2008.

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

2003 and 2002 Restructuring Plans

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

The following table presents the consolidated restructuring charges associated with all the restructuring plans:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Workforce reduction	$20,497	$(107)	$(787)
Excess facilities	4,699	(6,300)	(2,882)
Other exit costs	4,244	(13)	(75)

Total restructuring charges (reversals)	$29,440	$(6,420)	$(3,744)

For the year ended December 31, 2007, approximately $2.3 million of the workforce reduction charges related to stock-based compensation for certain severed employees.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

At December 31, 2007, the accrued restructuring costs associated with the all restructuring plans are $4.4 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2006	Restructuring Charges	Cash Payments	Non-cash Write-offs	Accrued Restructuring Costs at December 31, 2007
	(In thousands)
Workforce reduction	$—	$20,497	$(17,677)	$(2,327)	$493
Excess facilities	4,613	4,699	(5,717)	107	3,702
Other exit costs	142	4,244	(4,153)	(77)	156

Total accrued restructuring costs	$4,755	$29,440	$(27,547)	$(2,297)	$4,351

Included in current portion of accrued restructuring costs	$3,818				$2,878

Included in long-term portion of accrued restructuring costs	$937				$1,473

Cash payments totaling approximately $6.1 million related to the abandonment of excess facilities under all restructuring plans will be paid over the respective lease terms, the longest of which extends through 2011. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2008	$2,583	$(354)	$2,229
2009	1,215	(689)	526
2010	1,211	(677)	534
2011	908	(495)	413

	$5,917	$(2,215)	$3,702

Impairments and Other Charges

The following table presents the impairments and other charges:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Impairment of other intangible assets	$67,440	$1,950	$—
Other charges	13,230	(1)	22,447

Total impairments and other charges	$80,670	$1,949	$22,447

Impairment of other intangible assets

During 2007, VeriSign recognized an impairment charge of $62.6 million for other intangible assets of the Content Services business reporting unit as a result of the impairment test conducted as required by SFAS 142

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

and SFAS 144 as of December 31, 2007. During 2007, the Company wrote-off an additional amount $4.8 million of other intangible assets primarily related to a significant change in the operations of an asset group.

During 2006, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer.

Other charges

Other charges comprised of excess and obsolete property and equipment that were impaired, disposed of or abandoned. During 2007, VeriSign recognized an impairment charge of $4.3 million for property and equipment, net, of the Content Services business reporting unit as a result of the impairment test conducted as required by SFAS 144 as of December 31, 2007. During 2007, VeriSign recorded additional other charges of approximately $9.0 million, primarily for the abandonment of obsolete property and equipment and impairment specifically related to a significant change in the operations of an asset group. During 2005, VeriSign recorded an impairment of approximately $22.4 million relating to the abandonment of the development efforts related to an internally developed software project.

Note 6.    Cash, Cash Equivalents, Investments and Restricted Cash

VeriSign’s cash equivalents, short-term investments and restricted investments have been classified as available-for-sale. The following tables summarize VeriSign’s cash, cash equivalents, short and long-term investments, and restricted cash and investments:

	As of December 31, 2007
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$157,423	$—	$—	$157,423
Money market funds	1,219,299	—	—	1,219,299
Equity securities of public company	722	289	—	1,011

	$1,377,444	$289	$—	$1,377,733

Included in cash and cash equivalents				$1,376,722

Included in short-term investments				$1,011

Classified as long-term assets:
Equity securities of non-public companies	6,385	—	—	6,385
Money market funds	46,936	—	—	46,936

	$53,321	$—	$—	$53,321

Included in restricted cash and investments				$46,936

Included in other assets				$6,385

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

	As of December 31, 2006
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Classified as current assets:
Cash	$302,953	$—	$—	$302,953
Money market funds	168,573	—	—	168,573
Commercial paper	7,223	1	—	7,224
Corporate bonds and notes	83,507	1	(580)	82,928
U.S. government and agency securities	30,356	—	(238)	30,118
Municipal bonds	5,399	—	(36)	5,363
Asset-backed securities	81,185	—	(939)	80,246

	$679,196	$2	$(1,793)	$677,405

Included in cash and cash equivalents				$478,749

Included in short-term investments				$198,656

Classified as long-term assets:
Equity securities of non-public companies	11,235	—	—	11,235
Corporate bonds and notes	11,312	2	(73)	11,241
Money market funds	442	—	—	442
Commercial Paper	757	—	—	757
U.S. government and agency securities	10,206	17	(32)	10,191
Asset-backed securities	22,476	18	(124)	22,370
Certificates of deposit	4,436	—	—	4,436

	$60,864	$37	$(229)	$60,672

Included in restricted cash and investments				$49,437

Included in other assets, net				$11,235

Gross realized losses on investments totaled $5.2 million in 2007 consisting of the impairment and sale of certain public and non-public debt and equity investments. Gross realized gains on investments were $3.4 million in 2007.

Gross realized losses on investments totaled $0.4 million in 2006 consisting of the impairment and sale of certain public and non-public debt and equity investments. Gross realized gains on investments were $23.2 million in 2006.

Gross realized losses on investments totaled $0.8 million in 2005 consisting of the impairment and sale of certain public and non-public debt and equity investments. Gross realized gains on investments were $12.1 million in 2005.

Unrealized gains and losses on available-for-sale investments are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

The following table presents the unrealized gains and losses on available-for-sale investments:

	As of December 31,
	2007	2006
	(In thousands)
Gross unrealized gains	$289	$39
Gross unrealized losses	—	(2,022)

Net unrealized gains (losses)	$289	$(1,983)

Restricted Cash and Investments

As of December 31, 2007, restricted cash and investments primarily include $45.0 million related to a trust established during 2004 for VeriSign’s director and officer liability self-insurance coverage.

As of December 31, 2007 and 2006, VeriSign has pledged approximately $2.5 million and $4.4 million, respectively, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014. Of the $2.5 million pledged as of December 31, 2007, approximately $2.0 million is classified as short-term restricted cash and is included in cash and cash equivalents because the letter of credit expires in less than one year.

Note 7.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments:

	Internet Services Group	Communications Services Group	Total
	(In thousands)
December 31, 2005	$304,060	$757,903	$1,061,963
CallVision acquisition	—	18,015	18,015
3united acquisition	—	48,316	48,316
Kontiki acquisition	—	23,898	23,898
m-Qube acquisition	—	159,978	159,978
GeoTrust acquisition	100,081	—	100,081
inCode acquisition	—	27,800	27,800
Other acquisitions and adjustments (1) (2)	11,651	(9,209)	2,442

December 31, 2006	415,792	1,026,701	1,442,493
Divestiture of businesses	(184)	(180,249)	(180,433)
Impairment	—	(182,151)	(182,151)
Other adjustments (2)	(957)	3,468	2,511

December 31, 2007	$414,651	$667,769	$1,082,420

(1)	Other acquisitions consist of companies that were considered not material on an individual basis or in the aggregate at the time of purchase. In 2006, VeriSign acquired two companies with an aggregate goodwill of $18.9 million. These companies were included in the Internet Services Group.
(2)	VeriSign makes certain goodwill adjustments after the initial purchase to acquired companies for income tax adjustments, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

In 2007, the Company divested its majority ownership interest in Jamba and reduced its goodwill balance by $180.2 million as part of the divestiture.

The Company performs its goodwill impairment analysis at the reporting unit, which is one level below its operating segment level.

As of December 31, 2007, based on a combination of factors, primarily a more-likely-than-not expectation that a significant portion of the Content Services (“Content”), and Commerce and Communications Services (“Commerce and Communications”) reporting units would be sold or otherwise disposed of in accordance with its recently announced strategic business decision to divest its non-core businesses, the Company concluded that there were sufficient indicators to require it to perform an analysis to assess whether any portion of the recorded goodwill balances for its Content, and Commerce and Communications reporting units were impaired.

At December 31, 2007, the Company performed an impairment review of its Content, and Commerce and Communications reporting units. In accordance with SFAS 142, the Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. The comparison of fair value to carrying value represents Step 1 of the two-step approach required by SFAS 142. The estimated fair value of each reporting unit was computed using the combination of the income and market valuation approach. Under the income approach, the fair value of the reporting unit is based on the present value of the estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. The Commerce and Communications reporting unit had a fair value in excess of its carrying value and no further analysis was required. The Content reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its Content reporting unit was impaired. Further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value.

A Step 2 analysis requires the Company to allocate the fair value of the Content reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a current business combination and the fair value of the Content reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of the goodwill for the Content reporting unit exceeded the implied goodwill calculated by $182.2 million which the Company recorded as an impairment charge for the year ended December 31, 2007. This allocation process is performed only for purposes of testing goodwill for impairment, and an entity should not write up or write down a recognized asset or liability, nor should it recognize a previously unrecognized intangible asset as a result of this allocation process.

There were no impairment charges for goodwill and other intangible assets from the annual impairment tests conducted as of June 30, 2007, 2006 and 2005.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

VeriSign’s other intangible assets are comprised of:

	As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life in Years
	(Dollars in thousands)
Customer relationships	$212,978	$(152,844)	$60,134	5.6
Technology in place	212,377	(179,144)	33,233	3.6
Carrier relationships	36,300	(26,864)	9,436	5.3
Non-compete agreement	30,154	(19,089)	11,065	1.8
Trade name	12,968	(7,425)	5,543	4.7
Other	9,000	(6,619)	2,381	3.2

Total other intangible assets	$513,777	$(391,985)	$121,792	4.6

	As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Weighted-Average Remaining Life in Years
	(Dollars in thousands)
Customer relationships	$459,088	$(331,279)	$127,809	4.6
Technology in place	237,238	(138,866)	98,372	4.2
Carrier relationships	64,000	(15,345)	48,655	5.4
Non-compete agreement	40,196	(13,785)	26,411	2.2
Trade name	34,557	(11,480)	23,077	4.0
Other	11,250	(2,144)	9,106	3.7

Total other intangible assets	$846,329	$(512,899)	$333,430	4.3

Fully amortized other intangible assets are not included in the above tables.

Estimated future amortization expense related to other intangible assets at December 31, 2007, is as follows:

(In thousands)
2008	$37,253
2009	30,176
2010	19,069
2011	13,182
2012	8,800
Thereafter	13,312

$121,792

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Note 8.    Other Balance Sheet Items

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Prepaid expenses	$25,344	$73,374
Other current assets	91,617	141,581
Securities litigation receivable	—	80,000

Total prepaid expenses and other current assets	$116,961	$294,955

Other current assets primarily consist of pass-through receivables, which are amounts the Company collects from its customers that is due to third-party vendors as part of a revenue sharing agreement; and non-trade receivables, which primarily consist of income tax receivables and value added tax receivables. As of December 31, 2007 and 2006, the Company’s pass-through receivable balance was $71.4 million and $63.6 million, respectively. Prepaid expenses and other current assets as of December 31, 2006, include assets related to Jamba which was deconsolidated as a result of the Company’s divestiture of its majority ownership interest in January 2007. At December 31, 2006, VeriSign recorded an $80.0 million receivable from liability insurers for the Company and its directors and officers in connection with the settlement of the Securities Litigation and Derivative Litigation. The receivable and liability were settled in 2007.

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2007	2006
	(In thousands)
Land	$222,750	$222,750
Buildings	135,393	88,532
Computer equipment and software	757,154	699,576
Office equipment, furniture and fixtures	33,407	29,682
Leasehold improvements	81,031	90,263

Total cost	1,229,735	1,130,803

Less: accumulated depreciation and amortization	(607,818)	(525,511)

Total property and equipment, net	$621,917	$605,292

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Other Assets

Other assets consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Long-term note receivable	$15,000	$—
Long-term investments	6,385	11,234
Debt issuance costs	28,411	3,027
Security deposits and other	10,156	10,953

Total other assets	$59,952	$25,214

Long-term note receivable as of December 31, 2007, included a working capital loan provided under a promissory note to the joint ventures described in Note 3, “Joint Ventures.” The promissory note bears an interest rate of 6% per annum and is receivable in December 2011. The promissory note may be optionally prepaid by the borrower at any time before maturity. Debt issuance costs as of December 31, 2007, include costs incurred upon the issuance of the convertible debentures and credit facility, as described in Note 9, “Credit Facility,” and Note 10, “Junior Subordinated Convertible Debentures.”

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Accounts payable	$9,075	$33,903
Employee compensation	127,330	109,775
Customer deposits	115,014	73,845
Taxes payable and other tax liabilities	25,847	226,342
Other accrued liabilities	111,296	158,131
Securities litigation payable	—	80,000

Total accounts payable and accrued liabilities	$388,562	$681,996

At December 31, 2006, VeriSign recorded the $80.0 million payable to account for the settlement of the Securities Litigation and Derivative Litigation. Under terms of the settlement, liability insurers for the Company and its directors and officers paid $80.0 in settlement of the lawsuits. This liability was settled in 2007. Accounts payable and accrued liabilities as of December 31, 2006, include liabilities related to Jamba which was deconsolidated as a result of the Company’s divestiture of its majority ownership interest in January 2007.

Note 9.    Credit Facility

On June 7, 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. At December 31, 2006, the interest rate on the outstanding balance of the facility was 5.86%. In February 2007, the Company repaid the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

outstanding loan balance under the Facility of $199.0 million. As of December 31, 2007, there were no outstanding borrowings under the Facility. As of December 31, 2007, the Company was in compliance with all covenants under the facility. The Company’s Credit Agreement contains negative covenant that limits its ability to sell assets and freely deploy the proceeds it receives from such sales, subject to exceptions based on the size and timing of the sales.

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

The Company received net proceeds of approximately $1.22 billion after deduction of $25.8 million of costs incurred upon the issuance of the convertible debentures. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on August 15 and February 15, beginning on February 15, 2008. Interest expense related to the debentures for the year ended December 31,2007, was approximately $15.0 million and was included in Other income, net. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on August 15, 2014, and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require VeriSign to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of December 31, 2007, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments, over-allotment option, and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures was $11.4 million including $7.8 million for the contingent interest payment features and $3.6 million for the over-allotment option feature, which is accounted for as a discount on the debentures. The over-allotment feature was revalued at $12.6 million on the date of exercise at August 28, 2007, which is accounted for as a premium on the debentures. The debt discount and the debt premium are being accreted to the face value of the debentures as interest expense and interest income, respectively, over 30 years. Any change in the fair value of this embedded derivative will be included in Other (loss) income, net. The fair value of the derivative as of December 31, 2007, was $14.2 million.

The balance of the convertible debentures at December 31, 2007, was $1.27 billion, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with EITF 00-19, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Under the terms of the debentures, the Company is required to file a shelf registration statement covering resale of the debentures and any common stock issuable upon conversion of the debentures with the SEC and to use reasonable efforts to cause the shelf registration statement to be declared effective within 200 days of the closing of the offering of the debentures. In addition, the Company must use reasonable efforts to maintain the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

effectiveness of the shelf registration statement for a period of two years after the closing of the offering of the debentures, subject to certain rights to suspend use of the shelf registration statement set forth in the registration rights agreement and the other limitations. If the Company fails to meet these terms, it will be required to pay additional interest on the debentures at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. The Company filed the shelf registration statement with the SEC on November 2, 2007. The registration statement has not yet been declared effective by the SEC.

Note 11.    Stockholders’ Equity

Preferred Stock

VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2007, no shares of preferred stock had been issued. In connection with its stockholder rights plan, VeriSign authorized 3 million shares of Series A Junior Participating Preferred Stock, par value $0.001 per share. In the event of liquidation, each preferred share will be entitled to a $1.00 preference, and thereafter the holders of the preferred shares will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. Each preferred share will have 100 votes, voting together with the common shares. Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

Treasury Stock

On a cumulative basis, the Company has repurchased 73.7 million shares of its common stock, which are recorded as part of treasury stock. Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of tax withholdings due upon vesting of restricted stock units.

The summary of the Company’s common stock repurchases for 2007, 2006, and 2005 are as follows:

		2007		2006		2005
Board Approval Date	Repurchases Under the Plan	Shares	Average Price	Shares	Average Price	Shares	Average Price
		(In thousands, except average price amounts)
April 2001	Open market		$—	—	$—	6,322	$26.42
August 2005	Open market	—	—	—	—	5,690	22.90
	Structured repurchases (2)	—	—	5,713	20.95	10,805	23.24
May 2006	Structured repurchases (2)	—	—	777	19.67	—	—
August 2007	Open market	12,221	28.64	—	—	—	—
	Structured repurchases (2)	25,828	30.97	—	—	—	—
	From employees and other (1)	200	32.46	—	—	—	—

Total shares		38,249	30.24	6,490	20.80	22,817	24.04

Total costs		$1,156,491		$135,000		$548,630

(1)	The repurchases from employees and other primarily represents shares retired as treasury stock when surrendered in lieu of tax withholdings due for restricted stock units.
(2)	Stock repurchase agreements executed with large financial institutions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Stock Repurchase Programs

To facilitate the stock repurchase program, designed to return value to the stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market and from time to time enters into structured stock repurchase agreements with third parties.

On August 7, 2007, the Board of Directors of VeriSign authorized the use of the net proceeds from the issuance of the convertible debentures as described in Note 10, “Junior Subordinated Convertible Debentures,” to repurchase shares of its common stock in addition to the previously approved 2006 stock repurchase program.

In 2007, the Company used proceeds from the issuance of the convertible debentures to repurchase 12.2 million shares of its common stock for an aggregate cost of approximately $350.0 million. Additionally, the Company entered into a $600.0 million Accelerated Share Repurchase (“ASR”) agreement and a $200.0 million Guaranteed Share Repurchase (“GSR”) agreement with two independent financial institutions. Under the terms of the GSR agreement, the Company received approximately 6.3 million shares of its common stock. Under the terms of the ASR agreement, the Company received approximately 19.5 million shares of its common stock.

In 2006, the Board of Directors of VeriSign authorized a new stock repurchase program (“2006 stock repurchase program”) with no expiration date to repurchase up to $1.0 billion of its common stock. In 2007, the Company did not repurchase any shares under the 2006 stock repurchase program. In 2006, the Company repurchased approximately 0.7 million shares under the 2006 stock repurchase program for an aggregate cost of $15.3 million. As of December 31, 2007, the Company has approximately $984.7 million available under the 2006 stock repurchase program.

In 2005, the Board of Directors authorized a stock repurchase program (“2005 stock repurchase program”) to repurchase up to $500 million of its common stock. In 2006, the Company repurchased approximately 5.7 million shares under the 2005 stock repurchase program for an aggregate cost of approximately $119.7 million. In 2005, the Company repurchased approximately 16.5 million shares under the 2005 stock repurchase program for an aggregate cost of approximately $380.3 million. This stock repurchase program was completed in the second quarter of 2006.

In 2001, the Board of Directors authorized a stock repurchase program (“2001 stock repurchase program”) to repurchase up to $350 million of its common stock. In 2005, the Company repurchased approximately 6.3 million shares under the 2001 stock repurchase program for an aggregate cost of approximately $167.0 million. This stock repurchase program was completed in the third quarter of 2005.

From the inception of the stock purchase program in 2001 to December 31, 2007, the Company has repurchased approximately 73.3 million shares of its common stock for an aggregate cost of approximately $2.0 billion.

Tax withholdings

Upon vesting of restricted stock units, the Company places a sufficient portion of the vested restricted stock awards into treasury stock in lieu of tax withholdings due, and makes a cash payment to the Internal Revenue Service and state tax authorities to cover the applicable withholding taxes.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

Note 12.    Calculation of Net (Loss) Income Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the Company computes basic net (loss) income per share by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share gives effect to dilutive potential common shares, including unvested stock options, unvested restricted stock units, employee stock purchases, warrants and the conversion spread relating to the convertible debentures using the treasury stock method.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

The following table presents the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Net (loss) income:
Net (loss) income from continuing operations	$(144,680)	$374,300	$161,925
Net income from discontinued operations, net of tax	3,821	4,715	16,480
Gain on sale of discontinued operations, net of tax	1,357	—	250,573

Net (loss) income	$(139,502)	$379,015	$428,978

Weighted-average shares:
Weighted-average common shares outstanding	237,707	244,421	257,368
Weighted-average potential common shares outstanding: (1)
Stock options	—	2,344	6,064
Unvested restricted stock awards and other	—	308	257

Shares used to compute diluted net (loss) income per share	237,707	247,073	263,689

Net (loss) income per share:
Basic:
Net (loss) income from continuing operations	$(0.61)	$1.53	$0.63
Net income from discontinued operations	0.02	0.02	0.06
Gain on sale of discontinued operations	—	—	0.98

Net (loss) income	$(0.59)	$1.55	$1.67

Diluted:
Net (loss) income from continuing operations	$(0.61)	$1.51	$0.62
Net income from discontinued operations	0.02	0.02	0.06
Gain on sale of discontinued operations	—	—	0.95

Net (loss) income	$(0.59)	$1.53	$1.63

The following table sets forth the weighted-average potential shares that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Year Ended December 31,
	2007 (1)	2006	2005
	(In thousands, except per share data)
Weighted-average stock options outstanding	27,636	25,632	13,737
Weighted-average exercise price	$27.68	$36.46	$57.54

Weighted-average restricted stock awards outstanding	3,387	131	104
Weighted-average conversion spread related to convertible debentures	339	—	—

(1)	As the Company recognized a net loss for the year ended December 31, 2007, all potential common shares were excluded as they were anti-dilutive.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Note 13.    Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a description of VeriSign’s adoption of SFAS 123R.

Stock Option Plans

The majority of VeriSign’s stock-based compensation expense relates to restricted stock units (“RSUs”) and stock options. Historically, stock options have been granted to broad groups of employees at most levels on a discretionary basis. In the second quarter of 2006, the Compensation Committee, in consultation with other members of the Company’s Board of Directors, resolved to grant RSUs instead of stock options to employees below the director level. Employees at or above the director level continue to be eligible to receive stock options as well as RSUs. As of December 31, 2007, a total of 33.2 million shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s equity incentive plans.

On May 26, 2006, the stockholders of VeriSign approved the 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan replaces VeriSign’s 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of VeriSign’s Board of Directors or VeriSign’s officers the ability to grant awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All options have a term of not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. A restricted stock unit is an award covering a number of shares of VeriSign common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over 4 years. The Compensation Committee, however, may authorize grants with a different vesting schedule in the future. 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan.

The 2001 Stock Incentive Plan (“2001 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 2001 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 2001 Plan authorized the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2007, no restricted stock awards have been made under the 2001 Plan. Options were granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. All options were granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary date and ratably over the following 12 quarters. No further options can be granted under the 2001 Plan.

The 1998 Equity Incentive Plan (“1998 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 1998 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 1998 Plan authorized the award of options, restricted stock awards, restricted stock

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

1998 Employee Stock Purchase Plan

VeriSign reserved 17,589,449 shares for issuance under the 1998 Employee Stock Purchase Plan (“1998 Purchase Plan”). Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year. On January 1 of each year, the number of shares available for grant under the 1998 Purchase Plan will automatically be increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31. On December 18, 2007, the 1998 Purchase Plan expired and no more shares will be available for future offering under this Purchase Plan.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (“2007 Purchase Plan”) which replaces the 1998 Purchase Plan. As of December 31, 2007, a total of 6.0 million shares of the Company’s common stock is reserved for issuance under this plan. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the 2007 Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year.

Common Stock Reserved for Convertible Debentures

In August 2007, VeriSign issued $1.25 billion principal amount of convertible debentures as described in Note 10, “Junior Subordinated Convertible Debentures”. The debentures are initially convertible, subject to certain conditions, into shares of the Company common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. As of December 31, 2007, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the convertible debentures.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Stock-based Compensation

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation recognized:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Stock-based compensation:
Cost of revenue	$19,779	$14,750	$982
Sales and marketing	21,116	15,210	173
Research and development	14,409	10,406	1,328
General and administrative	33,028	25,482	(12,950)
Restructuring, impairments and other charges (reversals), net	2,297	—	—
Other income, net	285	—	—

Total stock-based compensation	90,914	65,848	(10,467)
Tax (benefit) expense associated with stock-based compensation expense	(21,192)	(17,647)	3,946

Net effect of stock-based compensation expense (benefit) on net (loss) income	$69,722	$48,201	$(6,521)

Net effect of stock-based compensation expense (benefit) on net (loss) income per share:
Basic	$0.29	$0.20	$(0.03)

Diluted	$0.29	$0.20	$(0.02)

Shares used in per share computation:
Basic	237,707	244,421	257,368

Diluted	237,707	247,073	263,689

As of December 31, 2007, total unrecognized compensation cost related to unvested stock options and restricted stock awards was $87.6 million and $132.2 million, respectively, and is expected to be recognized over a weighted-average period of 2.6 years and 3.2 years, respectively. Stock-based compensation cost capitalized for internally developed software was $2.1 million in 2007.

In 2006, the Company suspended stock option exercises (the “Restriction”) due to independent review of the Company’s historical stock option granting practices and restatement of consolidated financial statements. Under the Restriction, certain terminated employees were unable to exercise their stock options prior to the expiration of this time period following termination of employment. As a result, the Board of Directors approved the extension of time for option exercise and the Company recognized $2.2 million of incremental stock-based compensation expense in connection with this extension in accordance with SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, VeriSign reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet in fiscal year 2006.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and Purchase Plan awards. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and Purchase Plan awards:

	Year Ended December 31,
	2007	2006	2005
Stock options:
Volatility	37%	39%	56%
Risk-free interest rate	4.37%	4.82%	3.91%
Expected term	3.3 years	3.4 years	3.1 years
Dividend yield	zero	zero	zero
Employee Stock Purchase Plan awards:
Volatility	28%	33%	55%
Risk-free interest rate	4.94%	5.09%	2.51%
Expected term	1.25	1.25 years	1.25 years
Dividend yield	zero	zero	zero

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

General Option Information

The following table summarizes stock option activity:

	Year Ended December 31,
	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	35,642,171	$28.38	35,638,232	$31.51	32,878,169	$33.74
Assumed in business combinations	—	—	846,953	1.99	1,645,508	3.71
Granted	4,516,611	29.80	7,387,257	20.50	10,053,156	25.95
Exercised	(15,622,253)	18.62	(2,466,900)	12.40	(5,343,504)	11.48
Forfeited	(8,132,440)	33.47	(3,859,952)	41.27	(2,919,635)	35.84
Expired	(1,604,073)	137.33	(1,903,419)	39.25	(675,462)	126.32

Outstanding at end of period	14,800,016	24.52	35,642,171	28.38	35,638,232	31.51

Exercisable at end of period	5,410,362	22.13	24,474,024	32.69	26,404,992	41.36

Weighted-average fair value of options granted during the period		$9.44		$6.87		$10.80
Total intrinsic value of options exercised during the period (in thousands)		$220,323		$26,197		$78,731

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.09–$9.99	472,415	4.3	$4.76	398,785	$4.96
$ 10.00–$13.78	521,329	2.6	12.51	521,206	12.51
$ 13.79	506,706	1.2	13.79	506,706	13.79
$ 13.80–$19.99	2,827,472	4.5	18.42	1,288,970	18.60
$ 20.00–$24.99	2,375,784	5.0	22.88	679,513	22.75
$ 25.00–$29.99	6,515,490	5.4	27.90	1,363,841	26.91
$ 30.00–$39.99	1,326,150	5.3	33.41	396,671	34.11
$ 40.00–$59.99	194,757	1.7	43.55	194,757	43.55
$ 60.00–$99.99	43,259	2.8	71.90	43,259	71.90
$100.00–$253.00	16,654	2.5	179.62	16,654	179.62

	14,800,016	4.8	$24.52	5,410,362	$22.13

Intrinsic value is calculated as the difference between the market value as of December 31, 2007, and the exercise price of the shares. The closing price of VeriSign’s stock was $37.61 on December 31, 2007, as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of stock options outstanding and stock options exercisable with an exercise price below $37.61 as of December 31, 2007, was $198.8 million and $88.8 million, respectively. The weighted-average remaining contractual live for stock options outstanding and exercisable at December 31, 2007, was 4.82 years and 3.48 years, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Employee Stock Purchase Plans

Due to independent review of the Company’s historical stock option granting practices and restatement consolidated financial statements, the Company was precluded from selling shares and suspended its employee payroll withholdings for the purchase of its common stock under the 1998 Purchase Plan for six months in 2007. The Company terminated the six-month purchase period ended January 31, 2007 and no shares were issued. In February 2007, the Company refunded the 1998 Purchase Plan contributions totaling approximately $11.6 million. In July 2007, the Company resumed its employee payroll withholdings for the purchase of its common stock under the 1998 Purchase Plan and allowed its employees affected by the earlier suspension to make catch-up payments to their accounts for the lost payroll contributions attributable to the period when the Company was not current in its reporting obligations under the Securities Exchange Act of 1934. The Company also allowed employees to increase their contribution withholding percentages from 15% up to a maximum of 25% of their compensation, subject to applicable U.S. Internal Revenue Service (“IRS”) limits, effective August 1, 2007. The Company has accounted for the increases in employee payroll withholdings as modifications in accordance with FAS 123R. The Company recorded approximately $25.6 million of stock-based compensation expense for the 1998 and 2007 Purchase Plans in 2007.

Restricted Stock Units

The following table summarizes unvested restricted stock award activity:

	Year Ended December 31,
	2007		2006		2005
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	2,107,327	$20.01	322,433	$27.97	275,000	$22.20
Granted	4,262,277	29.23	1,958,052	18.98	222,683	25.26
Released	(548,510)	22.00	(49,811)	29.27	(166,250)	14.88
Forfeited	(1,004,229)	22.98	(123,347)	20.80	(9,000)	26.40

	4,816,865	$27.32	2,107,327	$20.01	322,433	$27.97

As of December 31, 2007, the aggregate intrinsic value of unvested restricted stock units was $181.2 million and the weighted-average remaining contractual life was 1.99 years. During 2007, the Compensation Committee approved total grants of 640,406 market-based restricted stock units that would vest upon meeting certain stock-price appreciation and service conditions. The Company recorded $1.4 million of stock-based compensation for the market-based stock awards in 2007.

Stock Options/Awards Acceleration

In 2007, the Company accelerated the vesting of certain outstanding options to purchase shares of the Company’s common stock and restricted stock units held by Mr. Stratton Sclavos, the former Chief Executive Officer; Ms. Dana Evan, the former Chief Financial Officer and certain other employees. The Company accelerated the vesting of all of Mr. Sclavos’ unvested stock options and restricted stock units that were scheduled to vest within twenty-four (24) months after his resignation date. The Company accelerated the vesting of twenty-five percent (25%) of Ms. Dana Evan’s and certain other employees’ unvested “in-the-money” stock

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

options outstanding that had fair market values in excess of the respective exercise prices on the acceleration date and had the lowest exercise prices, and restricted stock units. The Company has accounted for the acceleration of the stock-based awards as a modification under FAS 123R. As such, the Company recognized approximately $12.8 million of stock-based compensation upon modification.

On December 29, 2005, VeriSign’s Board of Directors approved the acceleration of the vesting of unvested and “out-of-the-money” stock options that had an exercise price per share in excess of $24.99, all of which were previously granted under VeriSign’s stock option plans and that were outstanding on December 29, 2005. Options to purchase approximately 8.8 million shares of common stock or 47% of the total outstanding unvested options on December 29, 2005, were subject to the acceleration. The options accelerated included certain options previously granted to executive officers and directors of VeriSign. The acceleration was accompanied by restrictions imposed on any shares purchased through the exercise of accelerated options. Those restrictions will prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). The purpose of the accelerated vesting was to enable the Company to reduce compensation expense associated with these options in future periods, beginning with the first quarter of 2006, in its Consolidated Financial Statements, pursuant to SFAS 123R. The acceleration of the vesting of these options did not result in a charge to expenses in 2005. At the time of the acceleration, VeriSign estimated that the acceleration reduced stock-based compensation expense it otherwise would have been required to record by approximately $27.7 million in 2006.

During 2007, the Company commenced a tender offer (the “Offer”) pursuant to which the Company offered to amend or replace outstanding “Eligible Options” (as defined in the Offer) held by current employees of the Company subject to taxation in the United States so that those options would not be subject to adverse tax consequences under Internal Revenue Code Section 409A (“Section 409A”). Each eligible participant had the right to elect to amend his or her Eligible Options to increase the exercise price per share of the Company’s common stock, par value $0.001 per share, purchasable thereunder and become eligible to receive a special “Cash Bonus” (as defined in the Offer) from the Company, all upon the terms and subject to the conditions set forth in the Offer. Alternatively, certain tendered Eligible Options were, in lieu of such amendment, canceled and replaced with new options under the Company’s 2006 Equity Incentive Plan that would have exactly the same terms as the canceled options but would have a new grant date and avoid adverse tax consequences under Section 409A. The Company accrued approximately $6.8 million liability related to the special “Cash Bonus” at the end of fiscal year 2007.

Note 14.    Income Taxes

(Loss) income from continuing operations before income taxes, loss from unconsolidated entities and minority interest is categorized geographically as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
(Loss) income from continuing operations before income taxes, loss from unconsolidated entities and minority interest:
United States	$(166,375)	$146,794	$111,061
Foreign	38,633	(13,267)	156,352

Total (loss) income from continuing operations before income taxes, loss from unconsolidated entities and minority interest	$(127,742)	$133,527	$267,413

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Continuing operations:
Current (expense) benefit:
Federal	$(17,689)	$(70)	$(50,129)
State	(1,693)	(3,266)	(13)
Foreign, including foreign withholding tax	(2,740)	(38,997)	(58,519)

	(22,122)	(42,333)	(108,661)

Deferred (expense) benefit:
Federal	6,928	244,367	—
State	3,559	33,077	—
Foreign	555	8,537	7,875

	11,042	285,981	7,875

Income tax (expense) benefit	(11,080)	243,648	(100,786)

Total Income tax (expense) benefit from continuing operations	$(11,080)	$243,648	$(100,786)

Tax expense from discontinued operations	$(2,026)	$(2,363)	$(132,504)

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to net (loss) income from continuing operations before income taxes, loss from unconsolidated entities and minority interest is attributable to the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income tax (expense) benefit at federal statutory rate	$44,709	$(46,734)	$(93,595)
State taxes, net of federal benefit	734	28,259	(4,097)
Differences between statutory rate and foreign effective tax rate	(4,271)	(3,103)	296
Tax associated with intercompany prepaid royalty	—	(35,000)	—
Non-deductible stock compensation	(5,274)	(7,161)	4,382
Change in valuation allowance	6,525	200,555	(15,529)
Research and experimentation credit	7,045	6,329	4,332
Benefit from capital loss IRS relief	—	104,623	—
Impairment of goodwill	(63,753)	—	—
Other	3,205	(4,120)	3,425

Total income tax (expense) benefit.	$(11,080)	$243,648	$(100,786)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

The tax effects of temporary differences that give rise to significant portions of VeriSign’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,210	$49,682
Deductible goodwill and intangible assets	124,816	142,963
Tax credit carryforwards	15,541	17,975
Property and equipment	24,228	15,707
Deferred revenue, accruals and reserves	132,063	121,574
Capital loss carryforwards and investments with differences in book and tax basis	53,289	51,970
Other	2,901	6,560

Total deferred tax assets	361,048	406,431
Valuation allowance	(54,112)	(60,636)

Net deferred tax assets	306,936	345,795

Deferred tax liabilities:
Deferred revenue, accruals and reserves	(5,147)	(5,222)
Non-deductible acquired intangible assets	(27,991)	(105,168)
Interest deduction on convertible debt	(2,611)	—
Other	(29)	(906)

Total deferred tax liabilities	(35,778)	(111,296)

Total net deferred tax assets	$271,158	$234,499

The worldwide change in 2007 to the Company’s valuation allowance was a decrease of $6.5 million, primarily relating to foreign net operating losses. Prior to June 30, 2006, VeriSign provided a tax valuation allowance on its US federal and state deferred tax assets based on its evaluation that realizability of such assets was not “more likely than not” as required by GAAP accounting standards. The Company continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of the deferred tax assets. Such deferred tax assets consisted primarily of net operating loss carryforwards, temporary differences on tax-deductible goodwill and intangible assets, and temporary differences on deferred revenue. In the quarter ended June 30, 2006, based on additional evidence regarding its past earnings, scheduling of deferred tax liabilities and projected future taxable income from operating activities, the Company determined that it was more likely than not that the deferred assets would be realized. Accordingly, the Company released its valuation allowance of $236.4 million from its deferred tax assets resulting in a benefit to deferred tax expense in its statement of operations.

VeriSign continues to assess the future realization of net US deferred tax assets and believes that it is more likely than not that forecasted income, tax effects of deferred tax liabilities and projected future taxable income from operating activities will be sufficient to support future realization of net US deferred tax assets.

VeriSign continues to apply a valuation allowance on certain deferred tax assets which we did not believe are more likely than not that they would be realized. The Company continues to apply a valuation allowance on the deferred tax assets relating to capital loss carryforwards and to book impairments of investments, due to the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

limited carryforward period and character of such tax attributes. The amount of this deferred tax asset which continues to be subject to a valuation allowance was $53.3 million and $51.9 million as of December 31, 2007 and December 31, 2006, respectively.

As of December 31, 2007, the Company had US federal and state net operating loss carryforwards of approximately $520.9 million and $136.3 million respectively, including federal and state net operating loss carryforwards of $520.9 million and $130.4 million respectively, related to the settlement of employee stock awards. When recognized pursuant to the implementation FAS 123R, these net operating losses will result in a benefit to additional paid-in capital. The Company’s policy is to account for the utilization of tax attributes under a with-and-without approach. As of December 31, 2007, the Company had foreign net operating loss carryforwards of approximately $27.0 million.

If VeriSign is not able to use them, the US federal net operating loss carryforwards will expire in 2020 through 2026 and the state net operating loss carryforwards will expire in 2008 through 2027. Most of the Company’s foreign net operating loss carryforwards do not expire, but could be subject to future restrictions based on changes in the business or ownership of the foreign subsidiary.

As of December 31, 2007, VeriSign had US federal and state research and experimentation tax credits available for future years of approximately $37.9 million, and $22.1 million respectively. Of the $37.9 million federal research credit, $7.9 million will be recognized as a benefit to paid-in capital when utilized. The federal research and experimentation tax credits will expire, if not utilized, in 2011 through 2027. Most state research and experimentation tax credits carry forward indefinitely until utilized.

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2007 was $259.5 million, principally from VeriSign Japan KK and VeriSign Switzerland SA. These earnings have been permanently reinvested and VeriSign does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company’s effective rate in 2007 differs from 2006 primarily because of the 2007 impairment to goodwill which is nondeductible for tax purposes, the 2006 reduction in its valuation allowance, and the implementation in 2006 of a global business structure. The Company’s effective rate in 2007 also differs from 2006 because the Company was granted relief from the IRS in 2006 for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, the Company benefited income tax expense $113.4 million in 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $9.3 million, an increase to non-current deferred tax assets of $26.2 million, and an increase of $35.5 million to the January 1, 2007 retained earnings balance. Included in this amount is an adjustment made by the Company in the fourth quarter of 2007 to increase accumulated deficit by $2.5 million. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

$45.0 million. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$45,016	*
Increases in tax positions for prior years	3,932
Decreases in tax positions for prior years	(13,482)
Increases in tax positions for current year	5,916
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2007	$41,382

*	In the fourth quarter of 2007, the Company decreased the previously disclosed balance for unrecognized tax benefits by $37.8 million. This correction does not have an impact on the financial statements.

As of December 31, 2007, approximately $45.0 million of unrecognized tax benefit, including penalties and interest could affect the Company’s tax provision and effective tax rate.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related unrecognized tax benefits as a component of tax expense. At January 1, 2007, the Company had $9.3 million of accrued interest and penalties. For the year ended December 31, 2007, the Company expensed an additional amount of $2.4 million for interest and penalties related to income tax liabilities through income tax expense.

We are currently under examination by the IRS and the California Franchise Tax Board for the years ended December 31, 2004 and December 31, 2005. The Company is also under examination by numerous state taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years, such attributes can be adjusted by the IRS and other taxing authorities until the statute closes on the year in which such attribute was utilized. The Company is not currently under examination by significant international taxing jurisdictions. The statutes of limitations for these jurisdictions are generally 5 years. It is reasonably possible that the balance of unrecognized tax benefits could decrease by $15 million in the next 12 months.

Note 15.    Commitments and Contingencies

Leases

VeriSign leases a portion of its facilities under operating leases that extend through 2017, and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2007, are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2008	$26,135	$(537)	$25,598
2009	22,113	(654)	$21,459
2010	18,859	(11)	$18,848
2011	14,917	(3)	$14,914
2012	9,426	—	$9,426
Thereafter	24,284	—	$24,284

Total	$115,734	$(1,205)	$114,529

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans.

Net rental expense under operating leases was $25.7 million in 2007, $29.2 million in 2006, and $20.7 million in 2005. VeriSign has subleased offices to various companies under non-cancelable operating leases. VeriSign received payments of $0.1 million in 2007, $0.6 million in 2006, and $3.6 million in 2005.

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by VeriSign under certain purchase obligations, the contractual agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”), and the interest payments and principal on the convertible debentures:

	Purchase Obligations	ICANN Agreement	Convertible Debentures
	(In thousands)
2008	$39,577	$10,000	$40,061
2009	10,447	12,000	40,625
2010	1,555	12,000	40,625
2011	510	12,000	40,625
2012	43	11,000	40,625
Thereafter	—	—	2,265,625

Total minimum payments	$52,132	$57,000	$2,468,186

VeriSign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2012.

In 2006, the Company entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the new agreement, the Company paid ICANN fixed, registry level fees of $10.0 million during 2007. Beginning in 2009, the agreement provides for contingent payments upon meeting certain criteria based on growth in annual domain name registrations that could amount to an additional $20.5 million through the end of the contract.

In August 2007, the Company issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037. The Company will pay cash interest at an annual rate of 3.25% payable semiannually on February 15 and August 15 of each year, beginning February 15, 2008 until maturity. See Note 10, “Junior Subordinated Convertible Debentures,” for more information.

Legal Proceedings

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of certain patents. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of one of the patents and the Court has dismissed with prejudice all claims of infringement of such patent. In its ruling on the claim construction issues, the Court found some of the claims asserted against VeriSign to be valid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Only one claim remains in the case. On July 13, 2007, the Court issued an order granting summary judgment in favor of VeriSign based on the Court’s finding that such claim is invalid, and denying all other pending dispositive motions. On August 29, 2007, Plaintiff filed a Notice of Appeal. On September 19, 2007, the U.S. Court of Appeals for the Federal Circuit docketed the appeal. While VeriSign cannot predict the outcome of this lawsuit, the Company believes that the allegations are without merit.

On February 14, 2005, Southeast Texas Medical Associates, LLP filed a putative class action lawsuit in the Superior Court of California, alleging violations of the unfair competition laws, breach of express warranty and unjust enrichment relating to the Company’s Secure Site Pro SSL certificates. The complaint is brought on behalf of a class of persons who purchased the Secure Site Pro certificate from February 2001 to present. On April 17, 2006, the class was certified and class notice was issued on May 21, 2007. VeriSign disputes these claims. While VeriSign cannot predict the outcome of this matter, the Company believes that the allegations are without merit.

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure” suite of application and related hardware and software products and its Unified Authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product” infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. On April 2, 2007, the Court issued a ruling from the Markman claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the Markman claim construction ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal. On February 5, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the district court's claim construction ruling and dismissal in VeriSign's favor.

On June 26, 2006, VeriSign received a grand jury subpoena from the U.S. Attorney for the Northern District of California requesting documents relating to VeriSign’s stock option grants and practices. VeriSign also received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting documents related to VeriSign’s stock option grants and practices. On February 9, 2007, VeriSign received a formal order of investigation from the SEC. On October 29, 2007, the SEC issued a letter to VeriSign stating that the investigation had been terminated with no enforcement action recommended to the Commission.

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in Untied States District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in state court (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. VeriSign is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

May 23, 2007. Those motions were granted on September 14, 2007. Motions to stay the state court action are pending. On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in state court under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. VeriSign and the individual defendants dispute all of these claims.

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

On November 30, 2006, Freedom Wireless, Inc. filed a complaint against VeriSign and other defendants alleging that VeriSign infringes certain patents by making, using, selling or supplying products, methods or services relating to supplying prepaid wireless telephone services to telecommunications companies. VeriSign filed an answer to the complaint on January 25, 2007. The lawsuit is pending in the United States District Court for the Eastern District of Texas. While VeriSign cannot predict the outcome of this matter, the Company believes that the allegations are without merit and intends to vigorously defend against them.

On January 31, 2007, VeriSign and News Corporation finalized a joint venture giving News Corporation a controlling interest in VeriSign’s wholly owned Jamba subsidiary. Accordingly, effective January 31, 2007, VeriSign transferred to the joint venture direction and control of all litigation, described in prior reports filed with the SEC, relating to Jamba! GmbH and Jamster International Sarl.

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. On June 7, 2007, plaintiffs Michael and Michele Hardin, on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc. and other defendants alleging that defendants collectively operate various “gambling games” in violation of Georgia state law. Plaintiffs allege that interactive television promotions contained in various broadcasts, including NBC’s “Deal or No Deal,” wrongly permit participants to incur

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

premium text message charges in order to participate in the promotions to win a prize. The lawsuit is pending in the United States District Court for the Northern District of Georgia, Gainesville Division. While VeriSign cannot predict the outcome of any of these matters, the Company believes that the allegations in each of them are without merit and intends to vigorously defend against them.

On October 9, 2007, the Associated Press (“AP”) filed a complaint in federal court in New York against Moreover Technologies, Inc. and VeriSign, Inc. for copyright and trademark infringement and other claims arising from the Real Time Publishing business. The complaint seeks unspecified compensatory, punitive and treble damages and a permanent injunction. While VeriSign cannot predict the outcome of this matter, the Company intends to vigorously defend against the claims.

VeriSign is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the Company’s opinion will have a material effect on its business. VeriSign cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require VeriSign to incur significant litigation expense and may result in significant diversion of management attention.

Indemnification

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer, or business partner, applicable, against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. VeriSign incurred no significant expenses to defend lawsuits or settle claims arising from indemnification agreements at December 31, 2007 or 2006.

At the Company’s discretion and in the ordinary course of business, VeriSign subcontracts the performance of certain services. VeriSign enters into indemnification agreements that indemnify customers against certain losses caused by the Company’s employees and subcontractors. These indemnification obligations are generally subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. The Company maintains insurance policies that may enable VeriSign to recover a portion of any such claim. VeriSign has not recorded any liabilities for these indemnification agreements at December 31, 2007 or 2006.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company's products and services as well as other indemnifications entered into in the normal course of business. Historically, there have been no significant losses

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

related to such guarantees and indemnifications. As of December 31, 2007 and 2006, VeriSign has pledged approximately $2.5 million and $4.4 million, respectively, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2014.

Note 16.    Segment Information

Description of Segments

The Company’s business consists of two reportable segments: the Internet Services Group and the Communications Services Group. The Internet Services Group consists of the Information and Security Services business and the Naming Services business. The Information and Security Services business provides products and services that protect online and network interactions, enabling companies to manage reputational, operational and compliance risks. The Naming Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names. The Communications Services Group provides communications services, such as connectivity and interoperability services and intelligent database services; commerce services, such as billing and operational support system services, and mobile commerce services; and content services, such as digital content and messaging services.

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

The following table reflects the results of VeriSign’s reportable segments:

	Internet Services Group	Communications Services Group	Total Segments
	(In thousands)
Year ended December 31, 2007:
Revenues	$916,984	$579,305	$1,496,289
Cost of revenues	163,092	355,763	518,855

Gross margin	$753,892	$223,542	$977,434

Year ended December 31, 2006:
Revenues	$758,763	$804,235	$1,562,998
Cost of revenues	162,228	362,599	524,827

Gross margin	$596,535	$441,636	$1,038,171

Year ended December 31, 2005:
Revenues	$633,784	$970,793	$1,604,577
Cost of revenues	131,589	340,288	471,877

Gross margin	$502,195	$630,505	$1,132,700

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Consolidated Financial Statements is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Total Revenues from reportable segments	$1,496,289	$1,562,998	$1,604,577

Cost of Revenue from reportable segments	518,855	524,827	471,877
Unallocated Corporate Cost of Revenue	77,662	49,935	36,632

Total Cost of Revenue	596,517	574,762	508,509
Operating expenses (1)	1,121,273	897,352	880,629

Operating (loss) income	(221,501)	90,884	215,439
Other income, net	93,759	42,643	51,974

(Loss) income from continuing operations before income taxes, loss from unconsolidated entities and minority interest	$(127,742)	$133,527	$267,413

(1)	Operating Expenses consist of sales and marketing, research and development, general and administrative, restructuring, impairment, and other charges (reversals), net, impairment of goodwill, amortization of intangible assets, and acquired research and development.

Geographic Information

The following table shows a comparison of revenues by geographic region:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Americas:
United States	$1,248,071	$1,104,594	$1,012,448
Other (1)	34,028	40,119	25,214

Total Americas	1,282,099	1,144,713	1,037,662
EMEA (2)	116,899	300,635	468,308
APAC (3)	97,291	117,650	98,607

Total revenues	$1,496,289	$1,562,998	$1,604,577

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

VeriSign operates in the United States, Europe, Japan, Australia, Latin America, South Africa and India. In general, revenues are attributed to the country in which the contract originated. However, revenues from all digital certificates issued from the Mountain View, California facility and domain names issued from the Dulles, Virginia facility are attributed to the United States because it is impracticable to determine the country of origin.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

The following table shows a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2007	2006
	(In thousands)
Americas:
United States	$592,554	$575,321
Other	1,130	1,599

Total Americas	593,684	576,920
EMEA	10,005	11,780
APAC	18,228	16,592

Total long-term assets	$621,917	$605,292

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

No customer accounted for 10% or more of consolidated revenues or accounts receivable in 2007, 2006 or 2005.

Note 17.    Equity Investments

The following table shows a comparison of revenue recognized from customers in which VeriSign holds an equity investment, including International Affiliates:

	As of December 31,
	2007	2006	2005
	(In thousands)
Network Solutions	$—	$—	$39,725
Unconsolidated entities	10,212	—	—
Other equity investments	3,291	3,492	9,338

Total revenues recognized from customers in which VeriSign holds an equity investment	$13,503	$3,492	$49,063

In 2007, the Company recognized revenues of $10.2 million from a license agreement with is joint ventures which are recorded as unconsolidated entities. At December 31, 2007, the Company had approximately $5.1 million in accounts receivables from its unconsolidated entities. At December 31, 2007 and 2006, VeriSign had $6.4 million and $4.7 million, respectively, in accounts receivables from other equity investments. VeriSign no longer has an investment in Network Solutions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Note 18.    Other Income, Net

The following table presents the components of other income, net:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Interest income	$47,348	$27,222	$29,924
Interest expense	(18,266)	(7,838)	—
Net (loss) gain on sale of investments	(1,787)	21,258	11,310
Net gain on divestiture of businesses	71,216	—	—
Unrealized gain on joint venture call options	10,925	—	—
Realized and unrealized loss on embedded derivative	(15,301)	—	—
Other, net	(376)	2,001	10,740

Total other income, net	$93,759	$42,643	$51,974

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived principally from interest on VeriSign’s long-term debt. In 2007, VeriSign recorded a $68.2 million gain from the divestiture of its majority ownership interest in Jamba. In 2006, VeriSign recorded a $21.7 million gain on the sale of its remaining equity ownership interest in Network Solutions.

Other, net, primarily consists of foreign exchange rate gains and losses, and in 2005, it includes approximately $6.0 million of other income related to a litigation settlement with a telecommunication carrier.

Note 19.    Subsequent Events

In January and February, 2008, VeriSign repurchased 13.3 million shares of its common stock under the 2006 stock repurchase program for an aggregate cost of $451.9 million. As of February 28, 2008, the Company has approximately $532.7 million available under the 2006 stock repurchase program.

On January 31, 2008, VeriSign’s Board of Directors authorized a new stock repurchase program (“2008 stock repurchase program”) having an aggregate purchase price of up to $600 million of its common stock.

On February 8, 2008, VeriSign announced that it entered into an ASR agreement to repurchase $600 million of its common stock under the 2008 stock repurchase program and announced an intent to repurchase up to an additional $200 million in open market transactions under the 2006 stock repurchase program. The Company paid $600 million to a financial institution in exchange for a number of shares, which will be determined, subject to a cap, based on market prices during the term of the ASR agreement. Through February 28, 2008 the Company received 15.1 million shares under the ASR agreement. The Company expects to complete the ASR by the end of the third quarter of 2008, although in certain circumstances the completion date may be shortened or extended.

On February 20, 2008, the Board of Directors approved the sale of VeriSign’s Digital Brand Management Services business unit, one of the businesses within the Internet Services Group. In accordance with SFAS 144, the associated assets and liabilities of this business will be classified as held for sale and its operations will be reported as discontinued operations in the first quarter of 2008.

As required under Item 15—Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.33	Separation and General Release Agreement between the Registrant and Mark D. McLaughlin dated November 28, 2007

10.39	Employment Agreement between the Registrant and William A. Roper, Jr. dated November 26, 2007 with effect on May 27, 2007

21.01	Subsidiaries of the Registrant

23.01	Consent of Registered Independent Public Accounting Firm

24.01	Powers of Attorney (Included on Page 101 as part of the signature pages hereto)

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.