Form 10-Q
period 2008-03-31
VERISIGN INC/CA
filed 2008-05-12
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 30, 2008
Common stock, $.001 par value	194,705,990

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$483,025	$1,376,722
Short-term investments	1,485	1,011
Accounts receivable, net of allowance for doubtful accounts of $5,004 and $6,329 at March 31, 2008 and December 31, 2007, respectively	174,354	208,799
Prepaid expenses and other current assets	157,599	163,041
Assets held for sale	112,956	—

Total current assets	929,419	1,749,573

Property and equipment, net	606,669	621,917
Goodwill	1,020,874	1,082,420
Other intangible assets, net	68,296	121,792
Restricted cash	47,204	46,936
Other assets	281,261	290,647
Investments in unconsolidated entities	112,718	109,828

Total long-term assets	2,137,022	2,273,540

Total assets	$3,066,441	$4,023,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$314,859	$388,562
Accrued restructuring costs	22,307	2,878
Short-term debt	140,000	—
Deferred revenues	566,564	552,070
Other liabilities	2,872	2,632
Liabilities related to assets held for sale	18,842	—

Total current liabilities	1,065,444	946,142

Long-term deferred revenues	194,750	186,719
Long-term accrued restructuring costs	1,340	1,473
Convertible debentures	1,263,451	1,265,296
Other long-term liabilities	38,941	41,133

Total long-term liabilities	1,498,482	1,494,621

Total liabilities	2,563,926	2,440,763

Commitments and contingencies

Minority interest in subsidiaries	62,218	54,485

Stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 194,428,020 excluding 104,851,276 held in treasury, at March 31, 2008, and 222,849,348 excluding 73,720,953 shares held in treasury, at December 31, 2007	299	297
Additional paid-in capital	21,474,113	22,559,045
Accumulated deficit	(21,052,769)	(21,033,452)
Accumulated other comprehensive income	18,654	1,975

Total stockholders’ equity	440,297	1,527,865

Total liabilities and stockholders’ equity	$3,066,441	$4,023,113

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$354,281	$328,483

Costs and expenses
Cost of revenues	124,234	116,418
Sales and marketing	59,238	77,215
Research and development	38,351	42,177
General and administrative	71,660	49,281
Restructuring, impairments and other charges, net	21,538	25,594
Amortization of other intangible assets	8,698	27,416

Total costs and expenses	323,719	338,101

Operating income (loss)	30,562	(9,618)
Other (loss) income, net	(1,858)	81,280

Income from continuing operations before income taxes, (loss) earnings from unconsolidated entities and minority interest	28,704	71,662

Income tax expense	(13,399)	(9,246)
(Loss) earnings from unconsolidated entities, net of tax	(2,141)	448
Minority interest, net of tax	(906)	(569)

Income from continuing operations	12,258	62,295
Discontinued operations, net of tax	(30,845)	(542)

Net (loss) income	$(18,587)	$61,753

Basic income (loss) per share from:
Continuing operations	$0.06	$0.25
Discontinued operations	(0.15)	—

Net (loss) income	$(0.09)	$0.25

Diluted income (loss) per share from:
Continuing operations	$0.06	$0.25
Discontinued operations	(0.15)	—

Net (loss) income	$(0.09)	$0.25

Shares used in per share computation:
Basic	206,550	243,852

Diluted	210,471	248,357

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(18,587)	$61,753
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain on divestiture of businesses	(816)	(74,999)
Unrealized gain on contingent interest derivative on convertible debentures	(1,838)	—
Depreciation of property and equipment	31,815	28,176
Amortization of other intangible assets	11,957	31,787
Impairment of assets held for sale	25,511	—
Provision for doubtful accounts	575	(1,156)
Stock-based compensation and other	22,550	16,725
Restructuring, impairments and other charges, net	26,465	27,012
Impairment of equity investment	327	—
Gain on sale of property and equipment	(728)	—
Net gain on sale of investments	(382)	(829)
Loss (earnings) from unconsolidated entities, net of tax	2,141	(448)
Minority interest, net of tax	906	569
Deferred income taxes	(4,045)	5,123
Changes in operating assets and liabilities:
Accounts receivable	(1,025)	(45,859)
Prepaid expenses and other current assets	20,594	75,746
Accounts payable and accrued liabilities	(81,620)	(127,657)
Deferred revenues	40,503	48,034

Net cash provided by operating activities	74,303	43,977

Cash flows from investing activities:
Purchases of investments	—	(135,882)
Proceeds from sale of property and equipment	1,286	—
Proceeds from maturities and sales of investments	100	191,912
Purchases of property and equipment	(25,939)	(15,125)
Proceeds received on divestiture of majority ownership interest in Jamba, net of cash contributed	—	152,643
Net proceeds from sale of discontinued operations	14,160	—
Other assets	(5,289)	1,138

Net cash (used in) provided by investing activities	(15,682)	194,686

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	46,195	—
Change in net assets of minority interest	62	7
Repurchases of common stock	(1,146,510)	—
Proceeds from credit facility	200,000	—
Repayment of short-term debt	(60,000)	(199,000)
Dividend paid to minority interest	(341)	—

Net cash used in financing activities	(960,594)	(198,993)

Effect of exchange rate changes on cash and cash equivalents	8,276	791

Net (decrease) increase in cash and cash equivalents	(893,697)	40,461
Cash and cash equivalents at beginning of period	1,376,722	501,784

Cash and cash equivalents at end of period	483,025	542,245
Cash and cash equivalents of Jamba Service at end of period	—	(19,221)

Cash and cash equivalents of continuing operations at end of period	$483,025	$523,024

Supplemental cash flow disclosures:
Cash paid for interest	$20,146	$2,649

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (collectively, “VeriSign” or the “Company”) in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, contained in VeriSign’s fiscal 2007 Annual Report on Form 10-K filed with the SEC (the “2007 Form 10-K”) on February 29, 2008.

During the fourth quarter of 2007, VeriSign announced a change to its business strategy to be more aligned with its core competencies, which are to provide highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The strategy calls for divesture of a number of non-core businesses in its portfolio, such as communications, billing and commerce, content delivery, messaging and enterprise security services as well as other smaller businesses. By divesting these non-core businesses, additional resources should be available to invest in the core businesses that will remain: Naming Services, Secure Socket Layer (“SSL”) Certificate Services, and Identity and Authentication Services (“IAS”). See Note 4, “Assets Held for Sale and Discontinued Operations,” for further information regarding the classification and presentation of certain non-core businesses as of March 31, 2008.

Reclassifications

The Condensed Consolidated Statements of Operations have been reclassified for all periods presented to reflect discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

As a result of a comprehensive review of its business strategy, VeriSign changed its reportable segments in 2008. Previously, the Company had the following two reportable segments: Internet Services Group (“ISG”) and Communications Services Group (“CSG”). As of March 31, 2008, the Company’s business consists of the following reportable segments: Internet Infrastructure and Identity Services (“3IS”) and Other Services which represents continuing operations of non-core businesses and legacy products and services. Accordingly, the segment information has been reclassified for all periods presented. See Note 12, “Segment Information,” for further information regarding the Company’s reportable segments.

During the three months ended March 31, 2008, the Company recorded approximately $8.1 million in penalties and interest related to late payment of payroll taxes on employee stock-based awards during fiscal 2004 through the first quarter of fiscal 2008. The charge associated with each affected prior period, totaling $7.7 million through December 31, 2007, is not material to the consolidated financial statements of such periods.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities. It requires qualitative disclosures about the objectives and strategies

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for using derivative instruments, quantitative disclosures about the fair value amounts of gains and losses on derivative instruments, and disclosures about how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect of SFAS 161, and the impact it will have on its financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and may impact a company’s acquisition strategy. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. The Company is currently evaluating the effect of SFAS 141R, and the impact it will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company in the first quarter of 2008. The Company has not elected to report its financial instruments at fair value, other than those already recognized and reported at fair value. Therefore, the adoption of SFAS 159 in the first quarter of 2008 did not impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for all of its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The partial adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 15, “Fair Value of Financial Instruments,” for information and related disclosures regarding the Company’s fair value measurements. The Company is currently evaluating the impact of SFAS 157 on its nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and the impact it will have on its financial position and results of operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the total stock-based compensation:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Stock-based compensation:
Cost of revenues	$4,463	$2,521
Sales and marketing	4,756	4,707
Research and development	3,746	2,849
General and administrative	6,849	5,128
Restructuring, impairments and other charges, net	3,731	2,297

Stock-based compensation for continuing operations	23,545	17,502
Discontinued operations	3,250	1,425

Total stock-based compensation	$26,795	$18,927

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan awards. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards:

	Three Months Ended March 31,
	2008	2007
Stock options:
Volatility	37%	34%
Risk-free interest rate	2.46%	4.67%
Expected term	3.12	3.00
Dividend yield	zero	zero

Employee stock purchase plan awards:
Volatility	31%	n/a
Risk-free interest rate	2.69%	n/a
Expected term	1.25	n/a
Dividend yield	zero	n/a

VeriSign’s expected volatility is based on the average of the historical volatility over the period commensurate with the expected term of the options and the mean historical implied volatility of traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected terms are based on an analysis of the observed and expected time to post-vesting exercise and/or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and award forfeitures and records stock-based compensation only for those options and awards that are expected to vest.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2007, the Company was precluded from selling shares under its employee stock purchase plan due to not being current in its SEC filings. In February 2007, the Company refunded employee payroll withholdings for the purchase period ended January 31, 2007, as no shares were issued. The Company suspended its employee payroll withholdings for the purchase of its common stock under the employee stock purchase plan until July 16, 2007, when it became current in its SEC filings.

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Stock-based compensation:
Stock options	$6,623	$11,553
Employee stock purchase plans	8,527	2,449
Restricted stock units	7,968	2,877
Stock options/awards acceleration	4,245	2,297
Capitalization (1)	(568)	(249)

Total stock-based compensation	$26,795	$18,927

(1)	The capitalized amount is included in Property and equipment, net.

During the three months ended March 31, 2008, the Company modified certain stock-based awards to accelerate the vesting of twenty-five percent (25%) of unvested “in-the-money” stock options and 25% of unvested restricted stock units outstanding on the termination dates of employees affected by divestitures. During the three months ended March 31, 2007, the Company modified certain stock-based awards to accelerate the vesting of certain stock options and awards outstanding on the termination dates of certain employees affected by workforce reduction resulting from the 2007 restructuring plan. The Company remeasured the fair value of these modified awards and recorded the charge over the future service period, if any. The modification charge is included in Restructuring, impairments and other charges, net.

Note 3. Joint Ventures

On January 31, 2007, VeriSign entered into two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures.

In 2007, the Company provided a working capital loan of $15.0 million under a promissory note to the joint ventures, of which $8.9 million is outstanding as of March 31, 2008, and is included in Other assets.

In connection with the joint ventures, VeriSign and Fox entered into various put and call arrangements related to the Company’s ownership interests in the joint ventures, including VeriSign’s right to sell all of its interests in the joint ventures to Fox for $150 million and $350 million in fiscal 2010 and 2012, respectively (the “put options”), and Fox’s right to purchase all of VeriSign’s interests in the joint ventures for $400 million, the greater of $250 million or fair value, and the greater of $400 million or fair value, in fiscal 2009, 2010 and 2012, respectively (the “call options”). As of March 31, 2008, the Company determined that the call options did not have a material value. The Company has not recorded the value of the put options separately from its investments in the joint ventures.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Assets Held for Sale and Discontinued Operations

Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Classification of the Company’s disposal groups as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year.

The results of operations of disposal groups held for sale or disposed of are presented as discontinued operations when the underlying operations and cash flows of the disposal group will be or have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group.

Completed Divestitures

On March 31, 2008, the Company sold its Self-Care and Analytics (“SC&A”) business, which provided online analysis applications for mobile communications customers and online customer self-service with a single view of billing across multiple systems, for net cash proceeds of $14.2 million and recorded a net gain on sale of $1.5 million. The SC&A business was part of the former CSG segment. The historical operations of SC&A have been classified as discontinued operations for all periods presented in the Company’s Condensed Consolidated Statements of Operations.

On September 1, 2007, the Company sold its wholly-owned Jamba Service GmbH subsidiary (“Jamba Service”), which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products, for net cash proceeds of $12.8 million and recorded a net gain on sale of $1.8 million through March 31, 2008. Jamba Service was part of the former CSG segment.

Assets Held for Sale

The Company did not have any assets held for sale as of December 31, 2007. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of March 31, 2008. For the three months ended March 31, 2008, the Company recorded an estimated loss on disposal of $25.5 million, which is included in Restructuring, impairments and other charges, net. Gains on disposal are recorded on the date the sale of the disposal group is consummated.

March 31, 2008
(In thousands)
Assets:
Accounts receivable	$33,954
Long-lived assets, including goodwill	79,002

Total assets held for sale	$112,956

Liabilities:
Deferred revenues	$18,842

Total liabilities related to assets held for sale	$18,842

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2008, businesses classified as held for sale and presented as discontinued operations included the following. As the Company executes its divestiture strategy, additional businesses are likely to be classified as held for sale.

Digital Brand Management Services

The Company’s Digital Brand Management Services (“DBMS”) business offers a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity. These services include domain name management, global brand expansion services and digital brand monitoring solutions.

Communications Consulting

The Company’s Communications Consulting business offers a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies.

Enterprise Security Services

The Company’s Enterprise Security Services business includes the Managed Security Services (“MSS”) business and the iDefense Security Intelligence services business. The Company’s MSS business enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, 365 days per year while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. The Company’s iDefense Security Intelligence services business delivers comprehensive, actionable intelligence to help companies decide how to respond to threats and manage risk on networks.

International Clearing

The Company’s International Clearing business enables financial settlement and call data settlement for wireless and wireline carriers.

Content Delivery Network

The Company’s Content Delivery Network (“CDN”) offers broadband content services which enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale.

The current and historical operations, including estimated losses upon disposition, of these disposal groups are presented as discontinued operations for all periods presented in the Company’s Condensed Consolidated Statements of Operations. For a period of time, the Company will continue to generate cash flows and will report income statement activity in discontinued operations that are associated with these disposal groups. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need. The agreements can include the following: logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. Existing agreements extend for periods less than 12 months.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues	$41,166	$48,963

Loss before income taxes	(39,102)	(255)
Income tax benefit (expense)	6,315	(287)

Loss from discontinued operations	(32,787)	(542)

Loss on sale of discontinued operations, before income taxes	(470)	—
Income tax benefit on sale of discontinued operations	2,412	—

Gain on sale of discontinued operations	1,942	—

Total loss from discontinued operations	$(30,845)	$(542)

Note 5. Restructuring, Impairments and Other Charges, Net

A comparison of restructuring, impairments and other charges, net, is presented below:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
2008 restructuring plan charges	$21,222	$—
2007 restructuring plan charges	271	23,348
2003 and 2002 restructuring plan charges	45	94

Total restructuring charges for continuing operations	21,538	23,442
Impairments and other charges for continuing operations	—	2,152

Total restructuring, impairments and other charges, net, for continuing operations	21,538	25,594

2008 restructuring plan charges for discontinued operations	4,927	—
2007 restructuring plan charges for discontinued operations	—	1,333
Impairments and other charges for discontinued operations	25,511	85

Total restructuring, impairments and other charges, net, for discontinued operations	30,438	1,418

Total restructuring, impairments and other charges, net	$51,976	$27,012

2008 Restructuring Plan

In late 2007, VeriSign announced a change in its business strategy to be more aligned with its core competencies, which are providing highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The strategy calls for divestiture of a number of non-core businesses in its portfolio. As part of this divestiture strategy, the Company initiated a restructuring plan in the first quarter of 2008, which includes workforce reductions and other exit costs primarily related to the consulting and professional fees incurred for initiating the divestiture strategy. As of March 31, 2008, VeriSign recorded a total of $26.1 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 restructuring plan.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2007 Restructuring Plan

In January 2007, VeriSign initiated a restructuring plan to execute a company-wide reorganization replacing the previous business unit structure with a combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, and other exit costs.

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

The following table presents the consolidated restructuring charges, inclusive of amounts for discontinued operations, associated with all the restructuring plans:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Workforce reduction	$25,637	$22,115
Excess facilities	14	1,154
Other exit costs	814	1,506

Total restructuring charges	$26,465	$24,775

Of the total consolidated restructuring charges, $4.9 million and $1.2 million relate to workforce reduction for discontinued operations for the three months ended March 31, 2008, and March 31, 2007, respectively.

For the three months ended March 31, 2008, and March 31, 2007, $3.7 million and $2.3 million, respectively, of the workforce reduction charges relate to stock-based compensation for certain severed employees.

As of March 31, 2008, the consolidated accrued restructuring costs associated with all restructuring plans were $23.6 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2007	Restructuring Charges	Cash Payments	Non-cash Charges	Accrued Restructuring Costs at March 31, 2008
	(In thousands)
Workforce reduction	$493	$25,637	$(1,702)	$(3,970)	$20,458
Excess facilities	3,702	14	(1,045)	14	2,685
Other exit costs	156	814	(302)	(164)	504

Total accrued restructuring costs	$4,351	$26,465	$(3,049)	$(4,120)	$23,647

Included in current portion of accrued restructuring costs					$22,307

Included in long-term portion of accrued restructuring costs					$1,340

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash payments totaling approximately $5.1 million related to the abandonment of excess facilities under all restructuring plans will be paid over the respective lease terms, the longest of which extends through 2011. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2008 (remaining 9 months)	$1,564	$(354)	$1,210
2009	1,172	(645)	527
2010	1,212	(677)	535
2011	908	(495)	413

	$4,856	$(2,171)	$2,685

Impairments and Other Charges

The following table presents the consolidated impairments and other charges, inclusive of amounts for discontinued operations:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Impairment of assets held for sale	$25,511	$—
Other charges	—	2,237

Total impairments and other charges	$25,511	$2,237

Of the total consolidated impairments and other charges, $0.1 million relates to discontinued operations for the three months ended March 31, 2007.

Impairment of assets held for sale

During the three months ended March 31, 2008, the Company recorded a charge of $25.5 million for impairment of assets held for sale and included it in discontinued operations.

Other charges

During the three months ended March 31, 2007, VeriSign recorded a charge of $2.2 million for excess and obsolete property and equipment.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s reportable segments during the three months ended March 31, 2008:

	Internet Infrastructure and Identity Services	Other Services	Total
	(In thousands)
Balance at December 31, 2007	$364,751	$717,669	$1,082,420
Divestiture of business	—	(7,026)	(7,026)
Reclassification to assets held for sale	—	(59,700)	(59,700)
Other adjustments (1)	5,609	(429)	5,180

Balance at March 31, 2008	$370,360	$650,514	$1,020,874

(1)	VeriSign makes certain goodwill adjustments after the initial purchase of acquired companies for income tax adjustments, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

In connection with the Company’s planned divestiture of certain business units, the Company performed a goodwill impairment test for all of its retained reporting units which are Naming Services, SSL Certificate Services, IAS and VeriSign Japan; and the Commerce and Communications Services and Content Services reporting units related to the Company’s non-core businesses which will be divested in the future. Goodwill was allocated to the Company’s reporting units based on their respective relative fair values.

The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. The estimated fair value of each reporting unit was computed using the combination of the income and market valuation approach. Under the income approach, the fair value of the reporting unit is based on the present value of the estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. There were no impairment charges resulting from this analysis.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

VeriSign’s other intangible assets are comprised of:

	March 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$46,658	$(21,143)	$25,515
Technology in place	76,724	(51,104)	25,620
Carrier relationships	36,300	(27,306)	8,994
Non-compete agreement	14,001	(12,335)	1,666
Trade name	5,996	(1,730)	4,266
Other	9,000	(6,765)	2,235

Total other intangible assets	$188,679	$(120,383)	$68,296

	December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$212,978	$(152,844)	$60,134
Technology in place	212,377	(179,144)	33,233
Carrier relationships	36,300	(26,864)	9,436
Non-compete agreement	30,154	(19,089)	11,065
Trade name	12,968	(7,425)	5,543
Other	9,000	(6,619)	2,381

Total other intangible assets	$513,777	$(391,985)	$121,792

Fully amortized other intangible assets are not included in the above tables. The net carrying amount of other intangible assets at December 31, 2007, of $45.6 million, is classified as assets held for sale at March 31, 2008. Estimated future amortization expense related to other intangible assets at March 31, 2008, is as follows:

(In thousands)
2008 (remaining 9 months)	$16,203
2009	19,662
2010	15,013
2011	9,342
2012	5,059
Thereafter	3,017

$68,296

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Prepaid expenses	$28,207	$25,344
Other current assets	129,392	137,697

Total prepaid expenses and other current assets	$157,599	$163,041

Other current assets primarily consist of pass-through receivables, which are amounts that the Company collects from its customers that are due to third-party vendors as part of a revenue sharing agreement; non-trade receivables, which primarily consist of income tax receivables and value added tax receivables; and deferred tax assets.

Property and Equipment, Net

The following table presents the detail of Property and equipment, net:

	March 31, 2008	December 31, 2007
	(In thousands)
Land	$222,268	$222,750
Buildings	118,215	118,220
Computer equipment and software	731,318	738,549
Capital work in progress	69,278	69,298
Office equipment, furniture and fixtures	34,074	33,408
Leasehold improvements	48,583	47,510

Total cost	1,223,736	1,229,735
Less: accumulated depreciation and amortization	(617,067)	(607,818)

Total property and equipment, net	$606,669	$621,917

During the first quarter of 2008, the Company reclassified certain leasehold improvements, with a cost of $29.2 million, to buildings as the Company determined this is a more appropriate categorization of these assets. The amounts presented at December 31, 2007, have also been reclassified accordingly.

Other Assets

Other assets consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Long-term deferred tax assets	$226,313	$230,695
Long-term note receivable	8,857	15,000
Long-term investments	5,985	6,385
Debt issuance costs	28,100	28,411
Security deposits and other	12,006	10,156

Total other assets	$281,261	$290,647

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Long-term note receivable as of March 31, 2008, included a working capital loan provided under a promissory note to the joint ventures described in Note 3, “Joint Ventures.” The promissory note bears an interest rate of 6% per annum and is receivable in December 2011. The promissory note may be optionally prepaid by the borrower at any time before maturity. Debt issuance costs represent costs incurred upon the issuance of the convertible debentures and credit facility which are being amortized over their respective terms.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Accounts payable	$12,243	$9,075
Accrued employee compensation	88,262	127,330
Customer deposits	89,651	115,014
Taxes payable and other tax liabilities	27,595	25,847
Other accrued liabilities	97,108	111,296

Total accounts payable and accrued liabilities	$314,859	$388,562

Note 8. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net (loss) income	$(18,587)	$61,753
Change in unrealized gain on investments, net of tax	197	1,645
Foreign currency translation adjustments	16,482	1,619

Comprehensive (loss) income	$(1,908)	$65,017

Note 9. Credit Facility

VeriSign has a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is available for cash borrowings up to $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. As of March 31, 2008, the Company had $140.0 million in outstanding borrowings under the Facility and the Company had utilized $1.4 million for outstanding letters of credit. The outstanding balance under the Facility is included in Short-term debt. At March 31, 2008, the interest rate on the outstanding balance of the Facility was 3.54%. The Company’s Credit Agreement contains negative covenants that limit its ability to sell assets and freely deploy the proceeds it receives from such sales, subject to exceptions based on the size and timing of the sales. As of March 31, 2008, the Company was in compliance with all covenants under the Facility.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Calculation of Net (Loss) Income Per Share

The Company computes basic net (loss) income per share by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share gives effect to dilutive potential common equivalent shares, including unvested stock options, unvested restricted stock units, employee stock purchases, warrants and the conversion spread relating to the convertible debentures using the treasury stock method.

The following table presents the computation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Income (loss):
Income from continuing operations	$12,258	$62,295
Discontinued operations, net of tax	(30,845)	(542)

Net (loss) income	$(18,587)	$61,753

Weighted-average shares:
Weighted-average common shares outstanding	206,550	243,852
Weighted-average potential common shares outstanding:
Stock options	2,191	3,767
Unvested restricted stock awards	1,133	436
Conversion spread related to convertible debentures	256	—
Employee stock purchase plans and other	341	302

Shares used to compute diluted net (loss) income per share	210,471	248,357

Income (loss) per share:
Basic:
Continuing operations	$0.06	$0.25
Discontinued operations	(0.15)	—

Net (loss) income	$(0.09)	$0.25

Diluted:
Continuing operations	$0.06	$0.25
Discontinued operations	(0.15)	—

Net (loss) income	$(0.09)	$0.25

Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the periods presented. The following table sets forth the weighted-average stock options outstanding that were excluded from the above calculation because the effect was anti-dilutive and the respective weighted-average exercise prices:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Weighted-average stock options outstanding	4,141	18,901
Weighted-average exercise price	$32.43	$40.27

Weighted-average restricted stock awards outstanding	68	100

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Repurchase of Common Stock

On January 31, 2008, the Board of Directors of VeriSign authorized a stock repurchase program (“2008 Stock Repurchase Program”) having an aggregate purchase price of up to $600.0 million of its common stock.

On February 8, 2008, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement to repurchase $600.0 million of its common stock under the 2008 Stock Repurchase Program. The Company paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The final number of shares that the Company may repurchase pursuant to the ASR will not be known until conclusion of the transaction, which is expected to occur no later than the Company’s third quarter of 2008, but the number of shares will not be less than the 15.1 million shares delivered to date. The price per share to be paid by the Company will be determined by reference to the volume weighted average price per share during the repurchase period, subject to a cap. The ASR agreement includes the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract is classified in Stockholders’ equity.

In 2006, the Board of Directors authorized a stock repurchase program (“2006 Stock Repurchase Program”) with no expiration date to repurchase up to $1.0 billion of its common stock. During the three months ended March 31, 2008, the Company repurchased approximately 15.9 million shares of its common stock for an aggregate cost of $544.7 million under the 2006 Stock Repurchase Program. As of March 31, 2008, approximately $440.0 million is available under the 2006 Stock Repurchase Program.

Note 12. Segment Information

Description of segments

As a result of a comprehensive review of its business strategy, VeriSign changed its reportable segments in 2008. Previously, the Company had the following two reportable operating segments: Internet Services Group (“ISG”) and Communications Services Group (“CSG”). As of March 31, 2008, the Company’s business consists of the following reportable segments: Internet Infrastructure and Identity Services (“3IS”), and Other Services. The 3IS segment is comprised of Naming Services, SSL Certificate Services, IAS and VeriSign Japan. The Naming Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names. SSL Certificate Services enable enterprises and Internet merchants to implement and operate secure networks and web sites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and web site visitors and to encrypt communications between client browsers and web servers. IAS includes Managed PKI services, Unified Authentication services, and VeriSign Identity Protection services. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of SSL Certificate Services and IAS.

The Other Services segment consists of continuing operations of non-core businesses and legacy products and services. The non-core businesses that the Company plans to divest primarily include communications, billing and commerce, content delivery and messaging services.

The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the results of VeriSign’s reportable segments:

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Three months ended March 31, 2008:
Revenues	$223,085	$131,196	$354,281
Cost of revenues	37,802	70,347	108,149

	$185,283	$60,849	$246,132

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Three months ended March 31, 2007:
Revenues	$180,902	$147,581	$328,483
Cost of revenues	25,284	73,429	98,713

	$155,618	$74,152	$229,770

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Total revenues from reportable segments	$354,281	$328,483
Total cost of revenues from reportable segments	108,149	98,713
Unallocated operating expenses (1)	215,570	239,388

Operating income (loss)	30,562	(9,618)
Other (loss) income, net	(1,858)	81,280

Income from continuing operations before income taxes, (loss) earnings from unconsolidated entities and minority interest	$28,704	$71,662

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring, impairments and other charges, net, and amortization of other intangible assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues by Geographic Region

The following table presents a comparison of the Company’s revenues by geographic region:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Americas:
United States	$271,644	$269,857
Other (1)	5,151	7,636

Total Americas	276,795	277,493
EMEA (2)	52,623	31,002
APAC (3)	24,863	19,988

Total revenues	$354,281	$328,483

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

VeriSign operates in North America, Europe, Japan, Australia, Latin America, South Africa and India. In general, revenues are attributed to the country in which the contract originated.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	March 31, 2008	December 31, 2007
	(In thousands)
Americas:
United States	$576,862	$592,554
Other	369	1,130

Total Americas	577,231	593,684
EMEA	9,225	10,005
APAC	20,213	18,228

Total property and equipment, net	$606,669	$621,917

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Other (Loss) Income, Net

The following table presents the components of other (loss) income, net:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Interest income	$8,345	$8,530
Interest expense	(9,875)	(2,229)
Net gain on sale of investments	382	829
Net (loss) gain on divestiture of majority ownership interest in Jamba	(1,126)	74,999
Impairment of equity investment	(327)	—
Unrealized gain on contingent interest derivative on convertible debentures	1,838	—
Other, net	(1,095)	(849)

Total other (loss) income, net	$(1,858)	$81,280

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived principally from interest on VeriSign’s short-term debt and convertible debentures. Other, net, primarily consists of foreign exchange rate gains and losses.

Note 14. Income Taxes

For the three months ended March 31, 2008 and March 31, 2007, the Company recorded an income tax expense for continuing operations of $13.4 million and $9.2 million, respectively. The increase in income tax expense was primarily attributable to the favorable tax regime in which the majority ownership interest in its Jamba subsidiary was sold during the three months ended March 31, 2007.

The Company applies a valuation allowance to certain deferred tax assets which management does not believe that it is more likely than not that they will be realized. These deferred assets consist primarily of investments with differing book and tax bases, capital loss carryforwards, and net operating losses related to certain foreign operations.

As of March 31, 2008, the Company had an unrecognized tax benefit for income taxes associated with uncertain tax positions of $41.8 million. If the liabilities associated with these uncertain tax positions are recognized in the future, the entire amount of unrecognized tax benefits would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2008, the Company had $10.5 million of accrued interest and penalties relating to uncertain tax positions. For the three months ended March 31, 2008, and March 31, 2007, the Company expensed $0.4 million and $1.1 million, respectively, for interest and penalties related to income tax liabilities through income tax expense.

The Company is currently under examination by the Internal Revenue Service (“IRS”) and the California Franchise Tax Board for the years ended December 31, 2004, and December 31, 2005. The Company is also under examination by numerous state taxing jurisdictions. Because the Company may utilize net operating losses and other tax attributes to offset its taxable income in years subsequent to their origination, such attributes can be adjusted by the IRS and other taxing authorities until the statute closes on the year in which such attribute was utilized. The Company is not currently under examination by significant international taxing jurisdictions. The statutes of limitations for these jurisdictions are generally 5 years.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Fair Value of Financial Instruments

The Company adopted SFAS 157 effective January 1, 2008, for all of its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy based on the inputs used in valuation techniques. There are three levels to the fair value hierarchy of inputs to fair value, as follows:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds, foreign currency forward contracts, equity investments in other public companies and a contingent interest derivative associated with its convertible debentures.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investments in money market funds	$380,204	$—	$—	$380,204
Foreign currency forward contracts	—	66	—	66
Equity investments	1,485	—	—	1,485

Total	$381,689	$66	$—	$381,755

Liabilities:
Contingent interest derivative on convertible debentures	$—	$—	$12,326	$12,326

Total	$—	$—	$12,326	$12,326

The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in Cash and cash equivalents.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are included in Prepaid expenses and other current assets. The Company recorded an unrealized gain of $0.1 million and an unrealized loss of $0.8 million for the three months ended March 31, 2008, and March 31, 2007, respectively, in Other (loss) income, net, related to changes in the fair value of its foreign currency forward contracts.

Equity investments relate to the Company’s investments in the securities of other public companies. The fair value of these investments is based on the quoted market prices of the underlying shares. Such investments are included in Short-term investments and in Other assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on convertible debentures:

Three months Ended March 31, 2008
(In thousands)
Balance at December 31, 2007	$14,164
Unrealized gain (1)	(1,838)

Balance at March 31, 2008	$12,326

(1)	The unrealized gain is included in Other (loss) income, net.

The Company’s junior subordinated convertible debentures have contingent interest payments that are considered to be an embedded derivative. The Company accounts for the embedded derivative separately from the convertible debentures at fair value, with gains and losses reported in Other (loss) income, net. The Company has utilized a valuation model that combines a discounted cash flow analysis and a Black Scholes option pricing model to estimate the value of the embedded derivative. The inputs to the model include risk adjusted interest rates, volatility and risk free interest rates. As several significant inputs are not observable, the overall fair value measurement is classified as Level 3.

Note 16. Contingencies

Legal Proceedings

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of certain patents. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of one of the patents and the Court has dismissed with prejudice all claims of infringement of such patent. In its ruling on the claim construction issues, the Court found some of the claims asserted against VeriSign to be valid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Only one claim remains in the case. On July 13, 2007, the Court issued an order granting summary judgment in favor of VeriSign based on the Court’s finding that such claim is invalid, and denying all other pending dispositive motions. On August 29, 2007, Plaintiff filed a Notice of Appeal. On September 19, 2007, the U.S. Court of Appeals for the Federal Circuit docketed the appeal. While the Company cannot predict the outcome of this lawsuit, it believes that the allegations are without merit.

On February 14, 2005, Southeast Texas Medical Associates, LLP filed a putative class action lawsuit in the Superior Court of California, alleging violations of the unfair competition laws, breach of express warranty and unjust enrichment relating to VeriSign’s Secure Site Pro SSL certificates. The complaint is brought on behalf of a class of persons who purchased the Secure Site Pro certificate from February 2001 to present. On April 17, 2006, the class was certified and class notice was issued on May 21, 2007. VeriSign disputes these claims. In March 2008, the parties entered into a settlement agreement to resolve this matter. The Court has granted preliminary approval of the settlement.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure” suite of applications and related hardware and software products and its Unified Authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. On April 2, 2007, the Court issued a ruling from the Markman claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the Markman claim construction ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal. On February 5, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s claim construction ruling and dismissal in VeriSign’s favor.

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in United States District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in state court (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. VeriSign is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. Motions to stay the state court action are pending. On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign’s common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in state court under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. VeriSign and the individual defendants dispute all of these claims.

On November 7, 2006, a judgment was entered against VeriSign by an Italian trial court in the matter of Penco v. VeriSign, Inc. for Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. VeriSign was granted a stay on execution of the judgment. The Company has appealed the lower court’s ruling on the merits and the hearing on the appeal is scheduled in May 2008. The Company believes the claims are without merit.

On November 30, 2006, Freedom Wireless, Inc. filed a complaint against VeriSign and other defendants alleging that the Company infringed certain patents by making, using, selling or supplying products, methods or services relating to supplying prepaid wireless telephone services to telecommunications companies. VeriSign filed an answer to the complaint on January 25, 2007. The lawsuit is pending in the United States District Court for the Eastern District of Texas. While the Company cannot predict the outcome of this matter, it believes that the allegations are without merit.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. On June 7, 2007, plaintiffs Michael and Michele Hardin, on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc. and other defendants alleging that defendants collectively operate various “gambling games” in violation of Georgia state law. Plaintiffs allege that interactive television promotions contained in various broadcasts, including NBC’s “Deal or No Deal,” wrongly permit participants to incur premium text message charges in order to participate in the promotions to win a prize. The lawsuit is pending in the United States District Court for the Northern District of Georgia, Gainesville Division. While the Company cannot predict the outcome of any of these matters, it believes that the allegations in each of them are without merit and intends to vigorously defend against them.

On October 9, 2007, the Associated Press filed a complaint in the United States District Court for the Southern District of New York against Moreover Technologies, Inc. and VeriSign, Inc. for copyright and trademark infringement and other claims arising from the Real Time Publishing business. The complaint seeks unspecified compensatory, punitive and treble damages and a permanent injunction. While the Company cannot predict the outcome of this matter, it intends to vigorously defend against the claims.

VeriSign is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion will have a material effect on the Company’s business. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.

Note 17. Subsequent Events

On April 30, 2008, the Company completed the divestiture of its DBMS business for a total consideration of $50.0 million in cash, subject to a purchase price adjustment for working capital, to be determined no later than 60 days after the date of the close.

On April 30, 2008, the Company completed the divestiture of its CDN business for a total consideration of $1.0 million in cash and an equity interest in the purchaser’s newly formed company.

Subsequent to March 31, 2008, the Company repaid the outstanding balance of $140.0 million under the Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

Except for historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2008 and our 2007 Form 10-K, which was filed on February 29, 2008, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We operate intelligent infrastructure services that enable and protect billions of interactions every day across the world’s voice and data networks. As part of our strategy to be more aligned with our core competencies, we expect to divest all business lines in the Internet Services Group (“ISG”) except the following: Naming Services, SSL Certificate Services, and Identity and Authentication Services (“IAS”). We also expect to divest all business lines in the former Communications Services Group (“CSG”).

As of March 31, 2008, our business consists of the following reportable segments: Internet Infrastructure and Identity Services (“3IS”), and Other Services. The 3IS segment is comprised of the retained core businesses from the former ISG segment reported in fiscal 2007. The 3IS segment consists of Naming Services, SSL Certificate Services, IAS and VeriSign Japan. The Naming Services business is the authoritative directory provider of all .com, ..net, .cc, and .tv domain names. SSL Certificate Services enable enterprises and Internet merchants to implement and operate secure networks and web sites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and web site visitors and to encrypt communications between client browsers and web servers. The IAS business includes Managed PKI services, Unified Authentication services, and VeriSign Identity Protection services. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of SSL Certificate Services and IAS.

The Other Services segment consists of continuing operations of non-core businesses and legacy products and services. The non-core businesses that we plan to divest primarily include communications, billing and commerce, content delivery and messaging services.

Business Highlights

The 3IS segment recorded revenues of $223.1 million during the three months ended March 31, 2008, a 23% increase from the same period last year. During the first quarter of 2008, we experienced continued growth in our Naming Services business primarily due to a 22% increase in active domain names ending in .com and .net from the same period last year. SSL Certificate Services revenues increased primarily due to a 16% increase in the installed base of SSL certificates from the same period last year.

The Other Services segment recorded revenues of $131.2 million during the first quarter of 2008, down 11% from the same period last year. The decrease was primarily related to the divestiture of our majority ownership interest in our Jamba GmbH subsidiary during the first quarter of 2007, partially offset by increases from our mobile content and messaging services business.

On March 31, 2008, we sold our Self-Care and Analytics (“SC&A”) business unit, which provided online analysis applications for mobile communications customers and online customer self-service with a single view of billing across multiple systems, for net cash proceeds of $14.2 million and recorded a net gain on sale of $1.5 million. The SC&A business was part of our former CSG segment. The historical operations of SC&A have been classified as discontinued operations for all periods presented in our Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

Subsequent Events

On April 30, 2008, we completed the divestiture of our DBMS business for a total consideration of $50.0 million in cash, subject to a purchase price adjustment for working capital, to be determined no later than 60 days after the date of the close.

On April 30, 2008, we completed the divestiture of our CDN business for a total consideration of $1.0 million in cash and an equity interest in the purchaser’s newly formed company.

Subsequent to March 31, 2008, we repaid the outstanding balance of $140.0 million under the Facility.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2008	2007
Revenues	100%	100%

Costs and expenses
Cost of revenues	35	35
Sales and marketing	17	24
Research and development	11	13
General and administrative	20	15
Restructuring, impairments and other charges, net	6	8
Amortization of other intangible assets	2	8

Total costs and expenses	91	103

Operating income (loss)	9	(3)
Other (loss) income, net	(1)	25

Income from continuing operations before income taxes, (loss) earnings from unconsolidated entities and minority interest	8	22
Income tax expense	(4)	(3)
(Loss) earnings from unconsolidated entities, net of tax	—	—
Minority interest, net of tax	—	—

Income from continuing operations	4	19
Discontinued operations, net of tax	(9)	—

Net (loss) income	(5%)	19%

Revenues

We have two reportable segments: Internet Infrastructure and Identity Services and Other Services. A comparison of revenues is presented below:

	Three Months Ended March 31,		% Change
	2008	2007
	(Dollars in thousands)
Internet Infrastructure and Identity Services	$223,085	$180,902	23%
Other Services	131,196	147,581	(11%)

Total revenues	$354,281	$328,483	8%

Internet Infrastructure and Identity Services

3IS segment revenues increased $42.2 million during the three months ended March 31, 2008, as compared to the same period last year. Our Naming Services revenues increased $24.4 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to a 22% increase in active domain names ending in .com and .net. SSL Certificate Services revenues increased $12.6 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to a 16% increase in the installed base of SSL certificates, the continued customer up-sell from one and two year certificates to three year certificates, and an increase in sales of our extended validation certificates. Our IAS revenues increased $4.8 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to increased demand for our enterprise authentication and identity protection services.

The following table compares active domain names ending in .com and .net managed by our Naming Services business and the approximate installed base of SSL certificates in our SSL Certificate Services business as of March 31, 2008 and 2007:

	March 31,		% Change
	2008	2007
Active domain names ending in .com and .net	84.4 million	69.2 million	22%
Installed base of SSL certificates	1,024,000	886,000	16%

Other Services

Other Services segment revenues decreased $16.4 million during the three months ended March 31, 2008, as compared to the same period last year. The decrease was primarily due to the divestiture of our majority ownership interest in our Jamba subsidiary on January 31, 2007. During the three months ended March 31, 2007, we recognized approximately $23.8 million in revenues from our Jamba subsidiary business prior to the divestiture of our majority ownership interest in it. Our mobile content and messaging services revenues increased $8.0 million during the three months ended March 31, 2008, as compared to the same period last year.

Revenues by Geographic Region

A comparison of our revenues by geographic region is presented below:

	Three Months Ended March 31,		% Change
	2008	2007
	(Dollars in thousands)
Americas:
United States	$271,644	$269,857	1%
Other (1)	5,151	7,636	(33%)

Total Americas	276,795	277,493	(0%)
EMEA (2)	52,623	31,002	70%
APAC (3)	24,863	19,988	24%

Total revenues	$354,281	$328,483	8%

(1)	Canada and Latin America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Revenues in the EMEA region increased $21.6 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to the continued implementation of our global business structure where we now contract through our EMEA subsidiaries for various services provided to customers located outside the United States and Japan. This resulted in increased revenues in EMEA of $29.4 million and decreased revenues in the United States of the same amount, offset by a decrease in revenues in EMEA due to the divestiture of our majority ownership interest in our Jamba subsidiary on January 31, 2007. Revenues in the United States increased due to continued growth in our Naming Services and SSL Certificate Services businesses during the three months ended March 31, 2008, as compared to the same period last year. Revenues in the APAC region increased $4.9 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to increases in demand from Japan for our SSL Certificate Services and IAS.

Cost of revenues

Cost of revenues consist primarily of content licensing costs, carrier costs for our Signaling System 7 (“SS7”) and Internet Protocol (“IP”)-based networks, costs related to providing digital certificate enrollment and issuance services, billing services, operational costs for the domain name registration business, customer support and training, consulting and development services, operational costs related to the management and monitoring of our clients’ network security infrastructures, labor costs to provide security and costs of facilities and computer equipment used in these activities.

A comparison of cost of revenues is presented below:

	Three Months Ended March 31,		% Change
	2008	2007
	(Dollars in thousands)
Cost of revenues	$124,234	$116,418	7%

Cost of revenues increased approximately $7.8 million during the three months ended March 31, 2008, as compared to the same period last year. Salary and employee benefits increased $5.2 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to the redeployment of certain employees from the research and development function to the cost of revenues function during the second quarter of 2007, as a result of management’s realignment initiatives related to the 2007 restructuring plan. Salary and employee benefits also increased in part due to the redeployment of certain employees from the sales and marketing function to the cost of revenues function during the first quarter of 2008, as a result of management’s realignment initiatives relating to the 2008 restructuring plan. Stock-based compensation expense increased $1.9 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to an increase in the issuances of restricted stock to employees and greater participation pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages beginning in the latter half of 2007. Depreciation expense increased $2.2 million during the three months ended March 31, 2008, as compared to the same period last year, due to an increase in capitalized projects placed into service during the latter half of 2007. Telecommunication expenses increased $2.8 million during three months ended March 31, 2008, as compared to the same period last year, primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries. Direct cost of revenues decreased $4.8 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to the divestiture of our majority ownership interest in Jamba during the first quarter of 2007, partially offset by an increase in direct costs associated with our former CSG segment.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,		% Change
	2008	2007
	(Dollars in thousands)
Sales and marketing	$59,238	$77,215	(23%)

Sales and marketing expenses decreased $18.0 million during the three months ended March 31, 2008, as compared to the same period last year. Advertising and marketing expenses decreased $6.8 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to a reduction in spending in our content services business that was a result of the divestiture of our majority ownership interest in Jamba during the first quarter of 2007. This decrease was partially offset by an increase in advertising expenses related to efforts to increase the market penetration of our Naming Services and SSL Certificate Services businesses. Salary and employee benefit costs decreased $8.5 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to lower headcount resulting from the 2007 restructuring plan activities and employee attrition, and partially due to the redeployment of certain employees from the sales and marketing function to other functions as a result of management’s realignment initiatives relating to the 2008 restructuring plan.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses is presented below:

	Three Months Ended March 31,		% Change
	2008	2007
	(Dollars in thousands)
Research and development	$38,351	$42,177	(9%)

Research and development expenses decreased approximately $3.8 million during the three months ended March 31, 2008, as compared to the same period last year. Contract and professional services expenses decreased $7.0 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to an increase in the capitalization of salary and employee benefits during the first quarter of 2008. Salary and employee benefit expenses increased $1.9 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to merit pay increases offset by a decrease in headcount as a result of workforce reduction and redeployment initiated by the 2007 and 2008 restructuring plans. Stock-based compensation expense increased $0.9 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to an increase in the issuances of restricted stock to employees and greater participation pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages beginning in the latter half of 2007.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,		% Change
	2008	2007
	(Dollars in thousands)
General and administrative	$71,660	$49,281	45%

General and administrative expenses increased approximately $22.4 million during the three months ended March 31, 2008, as compared to the same period last year. Salary and employee benefit costs increased approximately $11.3 million during the three months ended March 31, 2008, as compared to the same period last year. The increase was primarily due to payroll tax penalties and merit pay increases. We recorded approximately $8.1 million in penalties and interest related to late payment of payroll taxes on employee stock-based awards during fiscal 2004 through the first quarter of fiscal 2008. Stock-based compensation expense increased $1.7 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to an increase in the issuances of restricted stock to employees and greater participation pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages beginning in the latter half of 2007. Legal expenses increased $8.2 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to increased litigation expense and legal consulting fees relating to the 2008 restructuring plan to divest our non-core businesses.

Restructuring, impairments and other charges, net

A comparison of restructuring, impairments and other charges, net, is presented below:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
2008 restructuring plan charges	$21,222	$—
2007 restructuring plan charges	271	23,348
2003 and 2002 restructuring plan charges	45	94

Total restructuring charges for continuing operations	21,538	23,442
Impairments and other charges for continuing operations	—	2,152

Total restructuring, impairments and other charges, net, for continuing operations	21,538	25,594
Total restructuring, impairments and other charges, net, for discontinued operations	30,438	1,418

Total restructuring, impairments and other charges, net	$51,976	$27,012

2008 Restructuring Plan: In late 2007, we announced a restructuring plan to change our business strategy to be more aligned with our core competencies, which are to provide highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The restructuring plan includes workforce reductions, abandonment of excess facilities and other exit costs. As of March 31, 2008, we recorded $26.1 million in restructuring charges, inclusive of amounts for discontinued operations, under our 2008 restructuring plan. See Note 5, “Restructuring, Impairments and Other Charges, Net,” of the Notes to Condensed Consolidated Financial Statements for further information on our restructuring plans.

Under our 2008 restructuring plan and through the first quarter of fiscal 2008, we notified certain employees of their termination and recognized total expense relating to severance and benefits costs of $25.6 million. As part of the 2008 restructuring plan, we anticipate recording additional charges related to our workforce reduction, excess facilities and other exit costs over the next several quarters, the timing of which will primarily depend upon the timing of notification of the employees leaving VeriSign as determined by local employment laws and as we exit facilities. In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. While the estimate of these charges is not yet finalized, the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

2007 Restructuring Plan: In January 2007, we initiated a restructuring plan to execute a company-wide reorganization replacing our previous business unit structure with a new combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities and other exit costs.

2003 and 2002 Restructuring Plans: In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated a plan to restructure our operations to rationalize, integrate and align resources.

Impairments and other charges for discontinued operations

During the three months ended March 31, 2008, the Company recorded an impairment charge of $25.5 million for estimated loss on assets held for sale.

Amortization of other intangible assets

A comparison of amortization of other intangible assets is presented below:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Amortization of other intangible assets	$8,698	$27,416

Amortization of other intangible assets decreased approximately $18.7 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to a $62.6 million impairment charge for other intangible assets at December 31, 2007. Amortization expense also decreased due to certain other intangible assets becoming fully amortized during the latter half of 2007 and due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007.

Other (loss) income, net

Other (loss) income, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, gains and losses on the sale or impairment of equity investments, gains and losses on divestiture of businesses, realized and unrealized gains and losses on the contingent interest derivative on convertible debentures, and the net effect of foreign currency gains and losses.

A comparison of other (loss) income, net, is presented below:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Interest income	$8,345	$8,530
Interest expense	(9,875)	(2,229)
Net gain on sale of investments	382	829
Net (loss) gain on divestiture of majority ownership interest in Jamba	(1,126)	74,999
Impairment of equity investment	(327)	—
Unrealized gain on contingent interest derivative on convertible debentures	1,838	—
Other, net	(1,095)	(849)

Total other (loss) income, net	$(1,858)	$81,280

Other (loss) income, net, decreased approximately $83.1 million during the three months ended March 31, 2008, as compared to the same period last year. We recorded a gain of $75.0 million upon the divestiture of our majority ownership interest in Jamba during the three months ended March 31, 2007. Interest expense increased approximately $7.6 million during the three months ended March 31, 2008, as compared to the same period last year, primarily due to the additional interest expense related to our convertible debentures issued during the third quarter of 2007. We recorded a $1.8 million unrealized gain on the contingent interest derivative on convertible debentures during the three months ended March 31, 2008. Due to the fact that we are required to mark-to-market the fair value of the contingent interest derivative on convertible debentures at each reporting period, such revaluations could result in further gains or losses.

Income taxes

For the three months ended March 31, 2008, and March 31, 2007, we recorded an income tax expense from continuing operations of $13.4 million and $9.2 million, respectively. The increase in income tax expense was primarily attributable to the favorable tax regime in which the majority ownership interest in our Jamba subsidiary was sold during the three months ended March 31, 2007.

(Loss) earnings from unconsolidated entities, net of tax

(Loss) earnings from unconsolidated entities, net of tax, represent the net (loss) income recognized from the joint ventures entered into with Fox. We recorded a loss, net of tax, of approximately $2.1 million during the three months ended March 31, 2008, compared to earnings, net of tax, of $0.4 million during the three months ended March 31, 2007.

Minority interest, net of tax

Minority interest, net of tax, represents the portion of net income belonging to minority shareholders of our consolidated subsidiary, VeriSign Japan.

A comparison of minority interest is presented below:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Minority interest, net of tax	$(906)	$(569)

Minority interest, net of tax, increased during the three months ended March 31, 2008, as compared to the same period last year, primarily due to increase in net income from our VeriSign Japan subsidiary. The increase is primarily due to an increase in SSL Certificate Service revenues and foreign currency fluctuations.

Liquidity and Capital Resources

	March 31, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$483,025	$1,376,722
Short-term investments	1,485	1,011

Subtotal	484,510	1,377,733
Restricted cash	47,204	46,936

Total	$531,714	$1,424,669

As of March 31, 2008, our principal source of liquidity was $483.0 million of cash and cash equivalents consisting principally of money market funds.

On January 31, 2008, our Board of Directors authorized the 2008 Stock Repurchase Program having an aggregate purchase price of up to $600.0 million of our common stock.

On February 8, 2008, we entered into an ASR agreement to repurchase $600.0 million of our common stock under the 2008 Stock Repurchase Program. We paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The final number of shares that we may repurchase pursuant to the ASR will not be known until conclusion of the transaction, which is expected to occur no later than our third quarter of 2008, but the number of shares will not be less than the 15.1 million shares delivered to date. The price per share to be paid by us will be determined by reference to the volume weighted average price per share during the repurchase period, subject to a cap. The ASR agreement includes the option to settle the contract in cash or shares of our common stock and, accordingly, the contract is classified in Stockholders’ equity.

In 2006, our Board of Directors authorized the 2006 Stock Repurchase Program with no expiration date to repurchase up to $1.0 billion of our common stock. During the three months ended March 31, 2008, we repurchased approximately 15.9 million shares of our common stock for an aggregate cost of $544.7 million under the 2006 Stock Repurchase Program. As of March 31, 2008, approximately $440.0 million is available under the 2006 Stock Repurchase Program.

In summary, our cash flows were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$74,303	$43,977
Net cash (used in) provided by investing activities	(15,682)	194,686
Net cash used in financing activities	(960,594)	(198,993)
Effect of exchange rate fluctuations on cash and cash equivalents	8,276	791

Net (decrease) increase in cash and cash equivalents	$(893,697)	$40,461

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

Net cash provided by operating activities increased for the three months ended March 31, 2008, as compared to the same period last year, primarily due to non-cash items and changes in operating assets and liabilities. The non-cash items contributing to the increase primarily include an impairment charge for estimated loss on assets held for sale, an increase in stock-based compensation expense resulting from an increase in the issuances of restricted stock to employees and greater participation pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages beginning in the latter half of 2007, loss from unconsolidated entities, net of tax, and a decrease in amortization of other intangible assets primarily due to a $62.6 million impairment charge at December 31, 2007. Amortization expense of other intangible assets also decreased due to certain other intangible assets becoming fully amortized during the latter half of 2007 and due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007. The non-cash items partially offsetting the increase include the unrealized gain on the contingent interest derivative on convertible debentures. The changes in operating assets and liabilities was primarily due to changes in accounts receivable, prepaid and other current assets, and accounts payable and accrued liabilities due to the timing of shipments, receipts, purchases and payments.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

Net cash provided by investing activities decreased for the three months ended March 31, 2008, as compared to the same period last year. The decrease was primarily due to a decrease in proceeds received from maturity and sales of investments for the three months ended March 31, 2008 and proceeds received on divestiture of our majority ownership interest in Jamba in the first quarter of 2007, partially offset by the decrease in cash used to purchase investments for the three months ended March 31, 2008.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activities.

Net cash used in financing activities increased for the three months ended March 31, 2008, as compared to the same period last year, primarily due to an increase in cash used for stock repurchases, partially offset by an increase in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plans and proceeds received from draw-down of the credit facility.

Other Liquidity and Capital Resources Information

As of March 31, 2008, restricted cash primarily includes $45.0 million related to a trust established during 2004 for our director and officer liability self-insurance coverage. On May 6, 2008, the Board of Directors approved termination of the trust, which requires the written consent of two-thirds of the known beneficiaries of the trust. We are in the process of obtaining the consents required to terminate the trust. Once the trust is terminated, our ability to use the $45.0 million related to the trust will no longer be restricted.

In 2006, we entered into a credit agreement with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is available for cash borrowings and for the issuance of letters of credit up to a maximum limit of $50.0 million. As of March 31, 2008, we had $140.0 million in outstanding borrowings under the Facility and we had utilized $1.4 million for outstanding letters of credit.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $2.2 million over the next three years relating to our restructuring plans. Cash payments totaling approximately $5.1 million related to the abandonment of excess facilities will be paid over the next four years. See Note 5, “Restructuring, Impairments and Other Charges, Net,” of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile has not changed significantly from that described in our 2007 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2008. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting as disclosed in Item 9A, Controls and Procedures, of our 2007 Form 10-K. Our management, based upon the substantial work performed during the preparation of this report, has concluded that information included in this Form 10-Q is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information we are required to disclose in this Form 10-Q under the Exchange Act was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Subsequent to December 31, 2007, our Board of Directors approved additional internal control policies and procedures intended to remediate the material weakness described in our 2007 Form 10-K. As of the date of this filing, management is in the process of implementing, or has implemented, the following corrective actions:

•

Transition the Stock Administration team from the Human Resources Department to the Accounting Department to facilitate collaboration between the Stock Administration team and the Accounting Department. This transition was completed in the first quarter of 2008.

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

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.

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

On February 14, 2005, Southeast Texas Medical Associates, LLP filed a putative class action lawsuit in the Superior Court of California, alleging violations of the unfair competition laws, breach of express warranty and unjust enrichment relating to our Secure Site Pro SSL certificates. The complaint is brought on behalf of a class of persons who purchased the Secure Site Pro certificate from February 2001 to present. On April 17, 2006, the class was certified and class notice was issued on May 21, 2007. VeriSign disputes these claims. In March 2008, the parties entered into a settlement agreement to resolve this matter. The court has granted preliminary approval of the settlement.

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure” suite of applications and related hardware and software products and its Unified Authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. On April 2, 2007, the Court issued a ruling from the Markman claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the Markman claim construction ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal. On February 5, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s claim construction ruling and dismissal in our favor.

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

On November 7, 2006, a judgment was entered against VeriSign by an Italian trial court in the matter of Penco v. VeriSign, Inc. for Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. We were granted a stay on execution of the judgment. We have appealed the lower court’s ruling on the merits and the hearing on the appeal is scheduled in May 2008. We believe the claims are without merit.

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

On October 9, 2007, the Associated Press filed a complaint in the United States District Court for the Southern District of New York against Moreover Technologies, Inc. and VeriSign, Inc. for copyright and trademark infringement and other claims arising from the Real Time Publishing business. The complaint seeks unspecified compensatory, punitive and treble damages and a permanent injunction. While we cannot predict the outcome of this matter, we intend to vigorously defend against the claims.

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

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the uncertainties, costs and risks related to our proposed divestiture plan, including any income statement charges we incur in connection therewith;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security;

•	services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our naming services business;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our information and security services, both in the United States and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	the impact of price changes in our communications services and information and security services or our competitors’ products and services; and

•	general economic and market conditions as well as economic and market conditions specific to the telecommunications and Internet industries.

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

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may experience material adverse impacts on our business, operating results and financial condition as a consequence of the above factors or otherwise.

Our diversified business structure may result in significant fluctuations of our financial results.

Many of the companies we have acquired during the past seven years operated in different businesses from our then-current business. Although we plan on divesting many of these businesses, until our divestiture plan is complete, our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks for electronic commerce and communications;

•	the extent to which digital certificates and domain names are used for electronic commerce or communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the success in marketing and overall demand for our content services to consumers and businesses;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things, continue to:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

We may not realize the benefits we are seeking from our investments in the Jamba joint ventures as a result of lower than predicted operating results, larger funding requirements or lower cash distributions or otherwise.

We have a 49% equity interest in two joint ventures (a U.S. joint venture and a Netherlands joint venture) related to our former Jamba business. We will recognize our proportionate share of the income or losses of these joint ventures in our condensed consolidated statements of operations. We do not have control over the budget, day-to-day management or many of the other operating expenditures of the joint ventures, and therefore, we cannot predict with certainty the extent of the impact on our financial statements of these joint ventures for any particular period. Accordingly, our share of the income or losses of these joint ventures could materially affect our results of operations in future periods.

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

As of March 31, 2008, we had approximately 1,100 employees outside the United States, including Europe, Asia, Australia, and the Americas. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violations of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2007, arising from internal control deficiencies in our stock administration policies and practices, as discussed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective as discussed in Part I, Item 4, “Controls and Procedures” of this report. We expect remediation of this material weakness to be completed by the end of the fourth quarter of 2008, and we expect that the cost of remediation will be immaterial.

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

The U.S. Department of Commerce (“DOC”) has adopted a plan for the phased transition of the DOC’s responsibilities for the domain name system to Internet Corporation for Assigned Names and Numbers (“ICANN”). As part of this transition, as the exclusive registry of domain names within the .com and .net generic top-level domains (“gTLDs”), we have entered into agreements with ICANN and with the DOC.

We face risks arising from our agreements with ICANN and the DOC and from the planned transition of the DOC’s responsibilities for the domain name system to ICANN, including the following:

•	ICANN could adopt or promote policies, procedures or programs that are unfavorable to us as the registry operator of the .com and .net gTLDs or that are inconsistent with our current or future plans;

•

the DOC or ICANN could terminate our agreements to be the registry for the .com or .net gTLDs under certain circumstances; if the .com and/or ..net Registry Agreements are terminated, it could have a material adverse impact on our business;

•	the renewal of the .com Registry Agreement is not approved by the DOC;

•	DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

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

•

some governments and governmental authorities outside the United States have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the domain name system. These foreign governments or governmental authorities may take actions or adopt policies or programs that are harmful to our business.

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

Services offered by our ISG rely on public key cryptography technology that may compromise our system’s security.

Services offered by our Internet Services Group depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user’s private key and that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as “factoring.” This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method be developed, the security of encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing public key infrastructure (“PKI”) services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

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

Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan, both of which are susceptible to earthquakes; Providence, Rhode Island; Dulles, Virginia; Lacey, Washington; Overland Park, Kansas; Melbourne, Australia; and Berlin, Hamburg and Verl, Germany. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

In addition, our ability to issue SSL certificates, our domain name registry services and other of our services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our customers to the shared registration system. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past.

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we provide links to news content as part of our real-time publisher service. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There is a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

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

We target our information and security services at the market for trusted and secure electronic commerce and communications over IP and other networks. Our Naming Services business is developing managed services in emerging markets that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services is very uncertain. The factors that may affect market acceptance of our services include the following:

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

•

vacancies on our board may be filled until the next annual meeting of stockholders only by majority vote of the members of the Corporate Governance and Nominating Committee or a majority of directors then in office if no such committee exists; and

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

Principal competitors generally fall within one of the following categories: (1) companies such as RSA, the security division of EMC, and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority-related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including domain name registrars. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, Netscape and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

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

Competition in Naming Services. We face competition in the domain name registry space from other gTLD and country code top-level domain (“ccTLD”) registries that are competing for the business of entities and individuals that are seeking to establish a web presence, including registries offering services related to the .info, .org, .mobi, .biz, .name, ..pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. There are currently 16 gTLD registries and over 240 ccTLD registries.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other Domain Name System (“DNS”) services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel and Afilias.

General. Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, the demand for our products and services might be substantially reduced and the ability to distribute our products successfully and the utilization of our services would be substantially diminished.

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

The Internet and communications network services industry are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In order to remain competitive and retain our market share, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

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

In addition, there is no guarantee that the planned divestitures will occur or will not be significantly delayed. Completion of the divestiture plan is subject to a number of factors, including:

•	business, political and economic conditions in the United States and in other countries in which the Company currently operates;

•	governmental regulations and policies, actions and approvals of regulatory bodies;

•	the operating performance of the Company; and

•	identification of buyers and negotiation of sale agreements.

We may be adversely affected under certain covenants in our Facility.

Our Credit Agreement contains a negative covenant that limits our ability to sell assets and freely deploy the proceeds we receive from such sales, subject to exceptions based on the size and timing of the sales. Therefore, depending on the size and timing of any dispositions that we decide to pursue as part of our divestiture plan, we may find it necessary to seek an amendment to our Credit Agreement or to structure the sales in a manner that complies with the covenant but that is potentially less favorable to the Company than would otherwise be the case. There can be no guarantee that we will be successful in obtaining any such amendment on acceptable terms or at all or be able to structure potential dispositions accordingly.

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

As of March 31, 2008, we had one billion authorized common shares, of which approximately 194.4 million shares were outstanding. In addition approximately, 43.2 million common shares were reserved for issuance pursuant to employee stock option and employee stock purchase plans (“Equity Plans”), and approximately 36.4 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our Equity Plans or the conversion or repurchase of debentures using common stock, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have not historically maintained substantial levels of indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the debentures, we have a substantially greater amount of long term debt than we have maintained in the past. In addition to the debentures, we have a Facility with a borrowing capacity of $500.0 million. As of March 31, 2008, we had $140.0 million in outstanding borrowings under the Facility and we had utilized $1.4 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial condition and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. For example, in August 2007, the FASB issued for comment, the proposed FASB Staff Position (“FSP”) No. APB 14-a (“FSP APB 14-a”), “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” that would significantly affect the accounting for convertible debt, including our debentures. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the condensed consolidated statements of operations. In applying this FSP, the FASB emphasized that the FSP would be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP would be applied retrospectively to all periods presented. If the FSP is adopted, it is expected to be effective for fiscal years beginning after December 15, 2008, and will require retrospective application. The Company would be required to implement the proposed standard, if adopted, during the first quarter of 2009, which begins on January 1, 2009. Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. As a result, there could be a material adverse impact on our results of operations and earnings per share. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the debentures.

Certain other risks

The following risks are primarily related to businesses we expect to divest as part of our divestiture plan. Until our divestiture plan is complete, any one or more of these risks could have a significant impact on our financial condition, results of operations or cash flows. In addition, the materialization of any one or more of these risks could affect the timing of future dispositions, the price at which we dispose our businesses or whether we are able to dispose our businesses at all.

Our communications services business depends in part on the acceptance of our SS7 network and the telecommunications industry’s continuing use of SS7 technology.

Our future growth in our communications services business depends, in part, on the commercial success and reliability of our SS7 network. Our SS7 network is a vital component of our network services and has been a significant source of revenues for our CSG. Our communications services business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network.

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

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our communications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our CSG. Furthermore, customers may choose to deploy internally developed communications technologies and services thereby reducing the demand for technologies and services we offer which could harm our business.

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

These agreements are typically for a short term, or are otherwise terminable upon short notice, and in the case of agreements with carriers, other mobile phone service providers and content developers, are nonexclusive. If these third parties reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, our content services business could be materially harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

On January 31, 2008, our Board of Directors authorized the 2008 Stock Repurchase Program having an aggregate purchase price of up to $600.0 million of our common stock.

On February 8, 2008, we entered into an ASR agreement to repurchase $600.0 million of our common stock under the 2008 Stock Repurchase Program. We paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The final number of shares that we may repurchase pursuant to the ASR will not be known until conclusion of the transaction, which is expected to occur no later than our third quarter of 2008, but the number of shares will not be less than the 15.1 million shares delivered to date. The price per share to be paid by us will be determined by reference to the volume weighted average price per share during the repurchase period, subject to a cap. The ASR agreement includes the option to settle the contract in cash or shares of our common stock and, accordingly, the contract is classified in Stockholders’ equity.

In 2006, our Board of Directors authorized the 2006 Stock Repurchase Program with no expiration date to repurchase up to $1.0 billion of our common stock. During the three months ended March 31, 2008, we repurchased approximately 15.9 million shares of our common stock for an approximately aggregate cost of $544.7 million under the 2006 Stock Repurchase Program. As of March 31, 2008, approximately $440.0 million is available under the 2006 Stock Repurchase Program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2008	11,134,406	$33.85	11,134,406	$1,207.7 million
February 1 - 29, 2008	17,278,262	39.06	17,278,262	532.7 million
March 1 - 31, 2008	2,661,722	34.83	2,661,722	440.0 million	(1)

	31,074,390		31,074,390

(1)	This amount represents the remaining value of the 2006 Stock Repurchase Program at March 31, 2008.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.01	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. †	X

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	X

31.02	Certification of Acting Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

32.02	Certification of Acting Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: May 12, 2008	By:	/s/ WILLIAM A. ROPER, JR.
William A. Roper Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ BRIAN G. ROBINS
Brian G. Robins Acting Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. †

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Acting Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *

32.02	Certification of Acting Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.