Form 10-Q
period 2008-06-30
VERISIGN INC/CA
filed 2008-08-08
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2008
Common stock, $.001 par value	193,210,208

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$621,017	$1,376,722
Short-term investments	548	1,011
Accounts receivable, net of allowance for doubtful accounts of $3,729 and $6,329 at June 30, 2008, and December 31, 2007, respectively	125,138	208,799
Prepaid expenses and other current assets	160,203	163,041
Assets held for sale	466,204	—

Total current assets	1,373,110	1,749,573

Property and equipment, net	435,971	621,917
Goodwill	617,524	1,082,420
Other intangible assets, net	62,386	121,792
Restricted cash	47,209	46,936
Other assets	300,976	290,647
Investments in unconsolidated entities	112,137	109,828

Total long-term assets	1,576,203	2,273,540

Total assets	$2,949,313	$4,023,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$318,110	$398,124
Accrued restructuring costs	31,544	2,878
Deferred revenues	581,833	552,070
Other liabilities	2,844	2,632
Liabilities related to assets held for sale	9,041	—

Total current liabilities	943,372	955,704

Long-term deferred revenues	198,486	186,719
Long-term accrued restructuring costs	1,208	1,473
Convertible debentures	1,263,199	1,265,296
Other long-term liabilities	39,846	41,133

Total long-term liabilities	1,502,739	1,494,621

Total liabilities	2,446,111	2,450,325

Commitments and contingencies
Minority interest in subsidiaries	58,715	54,485
Stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000;
Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000;
Issued and outstanding shares: 196,687,528 excluding 104,896,643 held in treasury, at June 30, 2008, and 222,849,348 excluding 73,720,953 shares held in treasury, at December 31, 2007	301	297
Additional paid-in capital	21,551,301	22,559,045
Accumulated deficit	(21,117,891)	(21,043,014)
Accumulated other comprehensive income	10,776	1,975

Total stockholders’ equity	444,487	1,518,303

Total liabilities and stockholders’ equity	$2,949,313	$4,023,113

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$303,240	$258,988	$599,873	$528,884

Costs and expenses
Cost of revenues	86,033	82,675	177,620	169,561
Sales and marketing	51,993	62,545	109,581	139,732
Research and development	32,891	31,868	68,752	71,937
General and administrative	57,783	74,355	120,380	122,846
Restructuring, impairments and other charges, net	136,958	14,319	157,071	38,434
Amortization of other intangible assets	5,495	16,461	14,193	34,631

Total costs and expenses	371,153	282,223	647,597	577,141

Operating loss	(67,913)	(23,235)	(47,724)	(48,257)
Other (loss) income, net	(5,171)	11,934	(7,743)	93,214

(Loss) income from continuing operations before income taxes, earnings (loss) from unconsolidated entities and minority interest	(73,084)	(11,301)	(55,467)	44,957

Income tax benefit (expense)	4,293	(5,632)	(1,003)	(10,254)
Earnings (loss) from unconsolidated entities, net of tax	1,172	1,748	(590)	2,196
Minority interest, net of tax	(989)	82	(1,895)	(487)

(Loss) income from continuing operations	(68,608)	(15,103)	(58,955)	36,412
Discontinued operations, net of tax	565	10,386	(15,192)	20,624

Net (loss) income	$(68,043)	$(4,717)	$(74,147)	$57,036

Basic (loss) income per share from:
Continuing operations	$(0.35)	$(0.06)	$(0.29)	$0.15
Discontinued operations	—	0.04	(0.08)	0.08

Net (loss) income	$(0.35)	$(0.02)	$(0.37)	$0.23

Diluted (loss) income per share from:
Continuing operations	$(0.35)	$(0.06)	$(0.29)	$0.15
Discontinued operations	—	0.04	(0.08)	0.08

Net (loss) income	$(0.35)	$(0.02)	$(0.37)	$0.23

Shares used in per share computation:
Basic	195,515	243,846	201,032	243,849

Diluted	195,515	243,846	201,032	246,102

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(74,147)	$57,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on divestiture of businesses, net of tax	(31,629)	(74,999)
Unrealized gain on joint venture call options	—	(3,755)
Unrealized gain on contingent interest derivative on convertible debentures	(2,084)	—
Depreciation of property and equipment	61,084	55,564
Amortization of other intangible assets	17,452	61,456
Impairment of goodwill, other intangible assets and assets held for sale	117,208	4,849
Provision for doubtful accounts	1,166	(720)
Stock-based compensation	46,096	42,047
Restructuring and other charges, net	45,679	37,342
Loss on sale of property and equipment	80,371	—
Net gain on sale and impairment of investments	(258)	(885)
Loss (earnings) from unconsolidated entities, net of tax	590	(2,196)
Minority interest, net of tax	1,895	487
Deferred income taxes	(19,355)	(11,469)
Changes in operating assets and liabilities:
Accounts receivable	31,186	(110,843)
Prepaid expenses and other current assets	10,330	130,661
Accounts payable and accrued liabilities	(104,105)	(106,241)
Deferred revenues	62,302	76,698

Net cash provided by operating activities	243,781	155,032

Cash flows from investing activities:
Purchases of investments	—	(135,882)
Proceeds from sale of property and equipment	48,843	—
Proceeds from maturities and sales of investments	100	248,128
Purchases of property and equipment	(59,620)	(47,511)
Proceeds received from divestiture of businesses, net of cash contributed	60,613	152,643
Proceeds received from contingent purchase price adjustment	1,175	—
Other assets	1,950	1,989

Net cash provided by investing activities	53,061	219,367

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	92,405	—
Change in net assets of minority interest	134	89
Repurchases of common stock	(1,148,380)	—
Proceeds from credit facility	200,000	—
Repayment of short-term debt related to credit facility	(200,000)	(199,000)
Dividend paid to minority interest	(723)	—

Net cash used in financing activities	(1,056,564)	(198,911)

Effect of exchange rate changes on cash and cash equivalents	4,017	(984)

Net (decrease) increase in cash and cash equivalents	(755,705)	174,504
Cash and cash equivalents at beginning of period	1,376,722	501,784

Cash and cash equivalents at end of period	621,017	676,288
Cash and cash equivalents of Jamba Service at end of period	—	(19,771)

Cash and cash equivalents of continuing operations at end of period	$621,017	$656,517

Supplemental cash flow disclosures:
Cash paid for interest	$20,442	$2,649

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (collectively, “VeriSign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in VeriSign’s fiscal 2007 Annual Report on Form 10-K filed with the SEC (the “2007 Form 10-K”) on February 29, 2008.

Reclassifications and Adjustments

The Condensed Consolidated Statements of Operations have been reclassified for all periods presented to reflect discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

As a result of a comprehensive review of its business strategy, VeriSign changed its reportable segments in 2008. Previously, the Company had the following two reportable segments: Internet Services Group (“ISG”) and Communications Services Group (“CSG”). As of June 30, 2008, the Company’s business consists of the following reportable segments: Internet Infrastructure and Identity Services (“3IS”), which consists of Naming Services, Secure Socket Layer (“SSL”) Certificate Services, and Identification and Authentication Services (“IAS”), and Other Services, which represents continuing operations of non-core businesses and legacy products and services. Accordingly, the segment information has been reclassified for all periods presented. See Note 12, “Segment Information,” for further information regarding the Company’s reportable segments.

During the first quarter of 2008, the Company identified that it had not accrued for penalties related to late payment of federal payroll taxes for the periods during fiscal 2004 through fiscal 2007 of approximately $7.5 million. During the second quarter of 2008, the Company identified that it had not accrued for $2.1 million for penalties and interest related to late payment of state payroll taxes for the periods during fiscal 2005 through fiscal 2007. The amounts associated with each affected prior period are not material to the consolidated financial statements of such periods. However, as the cumulative amount of unrecorded penalties identified during the first two quarters of 2008 are expected to have a significant impact on the results of operations of fiscal 2008, the Company has corrected the prior periods, as presented, by recording the penalties and interest in their respective prior periods, resulting in increased operating expenses and decreased net income (loss) previously reported. This required reversing the penalties and interest recorded during the first quarter of 2008 of approximately $7.5 million. There were no penalties to be recorded for the three and six months ended June 30, 2007, and as a result there was no impact on the results of operations for the three and six months ended June 30, 2007.

In addition, the Company identified an overstatement of its consolidated income tax expense of $5.0 million relating to the first quarter of 2008, of which $1.7 million impacts income tax expense from continuing operations and $3.3 million impacts income tax expense associated with discontinued operations. The Company determined the amounts are not material to the Condensed Consolidated Financial Statements of the first quarter of 2008. Consistent with the correction of the unrecorded penalties described above, the Company adjusted the income tax expense of the first quarter of 2008 in presenting the consolidated results of operations for the six months ended June 30, 2008, as presented in this Quarterly Report.

The following table presents the effects of the adjustments to the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2008:

	Three months ended March 31, 2008
	As Reported	Adjustments		As Adjusted
	(In thousands)
Revenues .	$354,281	$—		$354,281
Costs and expenses .	323,719	(7,343	)(1)	316,376

Operating income	30,562	7,343	(1)	37,905

Income from continuing operations before income taxes	25,657	7,497	(1)	33,154
Income tax expense	(13,399)	1,715	(2)	(11,684)
Discontinued operations, net of tax	(30,845)	3,271	(2)	(27,574)

Net loss	$(18,587)	$12,483		$(6,104)

Basic income (loss) per share from:
Continuing operations	$0.06			$0.10
Discontinued operations	$(0.15)			$(0.13)

Net loss	$(0.09)			$(0.03)

Diluted income (loss) per share from:
Continuing operations	$0.06			$0.10
Discontinued operations	$(0.15)			$(0.13)

Net loss	$(0.09)			$(0.03)

(1)	Reversal of federal payroll tax penalties and interest previously reported in VeriSign’s Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008.
(2)	Correction of income tax expense overstatement previously reported in VeriSign’s Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008.

The results of operations for the three months ended March 31, 2008, were further adjusted for classification of a disposal group as a discontinued operation, as described in Note 4, “Assets Held for Sale and Discontinued Operations.”

The cumulative effect of the payroll tax penalties and interest described above as of December 31, 2006, of $3.6 million (relating to 2006 of $1.0 million, 2005 of $1.8 million and 2004 of $0.8 million) is presented in the 2007 interim condensed consolidated financial statements as an adjustment to Accumulated deficit as of January 1, 2007. Accounts payable and accrued liabilities, and Accumulated deficit, as of January 1, 2008, individually increased by $9.6 million.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. FSP APB 14-1 will be applied retrospectively to all periods presented. The Company’s adoption of FSP APB 14-1 will affect its 3.25% junior subordinated convertible debentures due 2037. The Company expects the adoption of FSP APB 14-1 will result in higher interest expense for fiscal 2007 through fiscal 2037, assuming the debentures will be settled upon maturity in 2037, associated with a significant reduction in its debentures balance along with a corresponding increase in its stockholders’ equity as of December 31, 2007 and 2008.

In April 2008, the FASB issued FSP No. Statement of Financial Accounting Standards (“SFAS”) 142-3 (“FSP SFAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” and other generally accepted accounting principles (“GAAP”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the effect of FSP SFAS 142-3 and the impact it will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities. It requires qualitative disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about the fair value amounts of gains and losses on derivative instruments, and disclosures about how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the effect of SFAS 161, and the impact it will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the effect of SFAS 160, and the impact it will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS 141R which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the effect of SFAS 141R, and the impact it will have on its financial position and results of operations.

Note 2. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Stock-based compensation:
Cost of revenues	$3,624	$1,968	$8,087	$4,489
Sales and marketing	3,558	4,105	8,314	8,812
Research and development	2,465	1,982	6,211	4,831
General and administrative	10,310	15,099	17,159	20,227
Restructuring, impairments and other charges, net	3,050	—	6,781	2,297
Other (loss) income, net	610	—	610	—

Stock-based compensation for continuing operations	23,617	23,154	47,162	40,656
Discontinued operations	5,919	2,119	9,169	3,544

Total stock-based compensation	$29,536	$25,273	$56,331	$44,200

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options:
Volatility	33%	34%	36%	34%
Risk-free interest rate	2.92%	4.76%	2.62%	4.71%
Expected term	3.10	3.30	3.11	3.10
Dividend yield	zero	zero	zero	zero

Employee stock purchase plan awards:
Volatility	n/a	n/a	31%	n/a
Risk-free interest rate	n/a	n/a	2.69%	n/a
Expected term	n/a	n/a	1.25	n/a
Dividend yield	n/a	n/a	zero	n/a

VeriSign’s expected volatility is based on the average of the historical volatility over the period commensurate with the expected term of the options and the mean historical implied volatility of traded options. The risk-free interest rates are derived from the average United States (“U.S.”) Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected terms are based on an analysis of the observed and expected time to post-vesting exercise and/or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and award forfeitures and records stock-based compensation only for those options and awards that are expected to vest.

During the six months ended June 30, 2007, the Company was precluded from selling shares under its employee stock purchase plan due to not being current in its filings with the SEC. The Company suspended its employee payroll withholdings for the purchase of its common stock under the employee stock purchase plan until July 16, 2007, when it became current in its SEC filings.

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation:
Stock options	$5,352	$8,851	$11,975	$20,404
Employee stock purchase plans	6,167	2,312	14,694	4,761
Restricted stock units	7,863	3,751	15,831	6,628
Stock options/awards acceleration	10,730	10,961	14,975	13,258
Capitalization (1)	(576)	(602)	(1,144)	(851)

Total stock-based compensation	$29,536	$25,273	$56,331	$44,200

(1)	The capitalized amount is included in Property and equipment, net.

During the first and second quarters of 2008, the Company modified certain stock-based awards to accelerate the vesting of twenty-five percent (25%) of unvested “in-the-money” stock options outstanding and 25% of unvested restricted stock units outstanding on the termination dates of employees affected by divestitures and workforce reductions. The Company remeasured the fair value of these modified awards and recorded the charges over the future service periods, if any. The modification charges are included in Restructuring, impairments and other charges, net, for continuing operations as well as for discontinued operations.

In addition, during the second quarter of 2008, the Company modified certain stock-based awards outstanding for Mr. William A. Roper, Jr., the former chief executive officer. Pursuant to the settlement agreement with Mr. Roper, the Company accelerated the vesting of Mr. Roper’s then unvested shares of sign-on options, unvested shares of sign-on restricted stock unit awards, first-year options outstanding that would otherwise have vested had Mr. Roper remained employed with the Company through August 8, 2008, and one-third of the first-year restricted stock unit awards outstanding. Upon acceleration of vesting of Mr. Roper’s stock-based awards, the Company recognized an additional amount of $4.9 million of stock-based compensation during the second quarter of 2008.

During the second quarter of 2007, the Company recorded additional stock-based compensation of $11.0 million related to the acceleration of vesting of certain stock-based awards for Mr. Stratton Sclavos, a former chief executive officer.

Note 3. Joint Ventures

On January 31, 2007, VeriSign entered into two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures.

In 2007, the Company provided a working capital loan of $15.0 million under a promissory note to the joint ventures, of which $8.9 million is outstanding as of June 30, 2008, and is included in Other assets.

In connection with the joint ventures, VeriSign and Fox entered into various put and call arrangements related to the Company’s ownership interests in the joint ventures, including VeriSign’s right to sell all of its interests in the joint ventures to Fox for $150 million and $350 million in fiscal 2010 and 2012, respectively (the “put options”), and Fox’s right to purchase all of VeriSign’s interests in the joint ventures for $400 million, the greater of $250 million or fair value, and the greater of $400 million or fair value, in fiscal 2009, 2010 and 2012, respectively (the “call options”). As of June 30, 2008, the Company determined that the call options did not have a material value. The Company has not recorded the value of the put options separately from its investments in the joint ventures.

Note 4. Assets Held for Sale and Discontinued Operations

During the fourth quarter of 2007, VeriSign announced a change to its business strategy to be more aligned with its core competencies, which are to provide highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The strategy calls for the divesture or winding down of a number of non-core businesses in the Company’s portfolio, such as communications, billing and commerce, content delivery, messaging and enterprise security services as well as other smaller businesses. By divesting or winding down these non-core businesses, additional resources should be available to invest in the core businesses that will remain: Naming Services, SSL Certificate Services, and IAS.

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

Completed Divestitures

On April 30, 2008, the Company sold its Digital Brand Management Services (“DBMS”) business which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity for net cash proceeds of $50.4 million and recorded a gain on sale of $30.5 million. The net cash proceeds include $5.0 million that was placed in an escrow account to cover any contingent claims made by the buyer against VeriSign through April 30, 2009. If no claims are made, the amount in escrow will be released to VeriSign during its second quarter of fiscal 2009. The DBMS business was part of the former ISG segment. The historical results of operations of the DBMS business have been classified as discontinued operations for all periods presented.

On April 30, 2008, the Company sold its Content Delivery Network (“CDN”) business which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale, for net cash proceeds of $1.0 million and recorded a gain on sale of $1.4 million. The Company has retained an equity ownership in the CDN business and has accounted for its investment in the CDN business on an equity method basis. As a result of the Company’s continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The CDN business was part of the former CSG segment.

On March 31, 2008, the Company sold its Self-Care and Analytics (“SC&A”) business, which provided online analysis applications for mobile communications customers and online customer self-service with a single view of billing across multiple systems, for net cash proceeds of $14.2 million and recorded a gain on sale of $0.5 million. The SC&A business was part of the former CSG segment. The historical results of operations of the SC&A business have been classified as discontinued operations for all periods presented.

On September 1, 2007, the Company sold its wholly-owned Jamba Service GmbH subsidiary (“Jamba Service”), which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products, for net cash proceeds of $12.8 million and recorded a gain on sale of $1.8 million. Jamba Service was part of the former CSG segment. The historical results of operations of Jamba Service have been classified as discontinued operations for all periods presented.

Assets Held for Sale

The Company did not have any assets held for sale as of December 31, 2007. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of June 30, 2008. During the three and six months ended June 30, 2008, the Company recorded losses on disposals, including estimated losses of $45.9 million and $71.4 million, respectively, which is included in discontinued operations. Gains on disposal are recorded on the date the sale of the disposal group is consummated.

June 30, 2008
(In thousands)
Assets:
Accounts receivable	$46,629
Goodwill	$355,383
Other long-lived assets	64,192

Total assets held for sale	$466,204

Liabilities:
Deferred revenues	$9,041

Total liabilities related to assets held for sale	$9,041

As of June 30, 2008, businesses classified as held for sale and presented as discontinued operations included the following. As the Company executes its divestiture strategy, additional businesses are likely to be classified as held for sale in future periods.

Communications Services

The Company’s Communications Services business provides communications services, such as connectivity and interoperability services, intelligent database services and clearing and settlement services. The Company’s Connectivity and interoperability services primarily include its Signaling System 7 (“SS7”) Connectivity and Voice and Data Roaming services. The Company’s intelligent database services primarily include its Number Portability, Caller Name Identification, Toll-free Database and TeleBlock Do Not Call Services. The Company’s clearing and settlement services primarily include its Clearinghouse services which serve as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another.

Communications Consulting

The Company’s Communications Consulting business offers a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies.

Enterprise Security Services

The Company’s Enterprise Security Services business includes the Managed Security Services (“MSS”) business, the iDefense Security Intelligence services business, and the Security Consulting business. The Company’s MSS business enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, 365 days per year while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. The Company’s iDefense Security Intelligence services business delivers comprehensive, actionable intelligence to help companies decide how to respond to threats and manage risk on networks. The Security Consulting business provides services that assist companies in understanding corporate security requirements, navigating the maze of diverse regulations, identifying security vulnerabilities, defending against and responding to attacks, reducing risk, and meeting the security compliance requirements of their business and industry.

International Clearing

The Company’s International Clearing business enables financial settlement and call data settlement for wireless and wireline carriers.

The current and historical operations, gains and losses upon disposition, including estimated losses upon disposition, of these disposal groups are presented as discontinued operations for all periods presented in the Company’s Condensed Consolidated Statements of Operations. The amounts presented represent direct operating costs of the disposal groups. The Company has determined direct costs consistent with the manner in which the disposal groups were structured and managed during the respective periods. Allocations of indirect costs such as corporate overheads have not been made.

For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with these disposal groups and certain of the completed divestitures. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need. The agreements can include the following: logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. Existing agreements extend for periods less than 12 months.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenues	$89,064	$108,636	$187,877	$216,186

(Loss) income before income taxes	$(38,782)	$17,060	$(59,299)	$32,209
Income tax benefit (expense)	9,897	(6,674)	12,714	(11,585)

(Loss) income from discontinued operations	(28,885)	10,386	(46,585)	20,624

Gain on sale of discontinued operations, before income taxes	32,083	—	31,614	—
Income tax expense on sale of discontinued operations	(2,633)	—	(221)	—

Gain on sale of discontinued operations	29,450	—	31,393	—

Total discontinued operations, net of tax	$565	$10,386	$(15,192)	$20,624

Note 5. Restructuring, Impairments and Other Charges, Net

A comparison of restructuring, impairments and other charges, net, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
2008 restructuring plan charges	$11,982	$—	$31,780	$—
2007 restructuring plan charges	98	3,162	369	25,195
2003 and 2002 restructuring plan charges	16	48	60	142

Total restructuring charges for continuing operations	12,096	3,210	32,209	25,337
Impairments and other charges for continuing operations	124,862	11,109	124,862	13,097

Total restructuring, impairments and other charges, net, for continuing operations	136,958	14,319	157,071	38,434

2008 restructuring plan charges for discontinued operations	7,118	—	13,470	—
2007 restructuring plan charges for discontinued operations	—	889	—	3,537
Impairments and other charges for discontinued operations	45,904	(29)	71,415	220

Total restructuring, impairments and other charges, net, for discontinued operations	53,022	860	84,885	3,757

Total restructuring, impairments and other charges, net	$189,980	$15,179	$241,956	$42,191

2008 Restructuring Plan

In the fourth quarter of 2007, VeriSign announced a change in its business strategy to be more aligned with its core competencies, which are providing highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The strategy calls for divestiture or winding down of a number of non-core businesses in its portfolio. As part of this divestiture strategy, the Company initiated a restructuring plan in the first quarter of 2008, which includes workforce reductions, excess facilities and other exit costs primarily related to the consulting and professional fees incurred for initiating and executing the divestiture strategy. As of June 30, 2008, VeriSign recorded a total of $45.2 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 restructuring plan.

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

The following table presents the consolidated restructuring charges, inclusive of amounts for discontinued operations, associated with all the restructuring plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Workforce reduction	$18,043	$1,183	$43,679	$23,298
Excess facilities	274	1,472	288	2,626
Other exit costs	897	1,444	1,712	2,950

Total restructuring charges	$19,214	$4,099	$45,679	$28,874

Of the total consolidated restructuring charges, $7.1 million and $13.5 million relate to workforce reduction for discontinued operations for the three and six months ended June 30, 2008, respectively. Of the total consolidated restructuring charges, $0.1 million and $2.6 million relate to workforce reduction for discontinued operations for the three and six months ended June 30, 2007, respectively.

For the three and six months ended June 30, 2008, $3.1 million and $6.8 million, respectively, of the workforce reduction charges relate to stock-based compensation for certain severed employees. For the six months ended June 30, 2007, $2.3 million of the workforce reduction charges relate to stock-based compensation for certain severed employees. For the three months ended June 30, 2007, there were no workforce reduction charges related to stock-based compensation for severed employees.

As of June 30, 2008, the consolidated accrued restructuring costs associated with all restructuring plans were $32.8 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2007	Restructuring Charges	Cash Payments	Non-cash Charges	Accrued Restructuring Costs at June 30, 2008
	(In thousands)
Workforce reduction	$493	$43,679	$(5,829)	$(8,971)	$29,372
Excess facilities	3,702	288	(1,539)	23	2,474
Other exit costs	156	1,712	(962)	—	906

Total accrued restructuring costs	$4,351	$45,679	$(8,330)	$(8,948)	$32,752

Included in current portion of accrued restructuring costs					$31,544

Included in long-term portion of accrued restructuring costs					$1,208

Cash payments totaling approximately $4.1 million related to the abandonment of excess facilities under all restructuring plans will be paid over the respective lease terms, the longest of which extends through 2011. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2008 (remaining 6 months)	$802	$(34)	$768
2009	1,138	(473)	665
2010	1,169	(591)	578
2011	878	(415)	463

	$3,987	$(1,513)	$2,474

Impairments and Other Charges

The following table presents the consolidated impairments and other charges, inclusive of amounts for discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Impairment of goodwill, other intangible assets and assets held for sale	$91,697	$4,849	$117,208	$4,849
Other charges	79,069	6,231	79,069	8,468

Total impairments and other charges	$170,766	$11,080	$196,277	$13,317

Impairments of goodwill, other intangible assets and assets held for sale

During the three and six months ended June 30, 2008, the Company recorded a charge of $91.7 million and $117.2 million, respectively, for impairment of goodwill, other intangible assets and assets held for sale. During the second quarter of 2008, the Company recorded a charge of $45.8 million in continuing operations for an impairment of goodwill related to its Post-pay business which offers advanced billing and customer care services to wireless carriers. During the three and six months ended June 30, 2008, the Company recorded a charge of $45.9 million and $71.4 million, respectively, in discontinued operations for estimated losses on assets held for sale. See Note 6, “Goodwill and Other Intangible Assets,” for further information regarding the impairment of goodwill related to the Post-pay business.

Other charges

During the second quarter of 2008, the Company recorded a loss of $79.1 million in continuing operations as a result of the sale of a portion of its Mountain View facilities, as described in Note 7, “Other Balance Sheet Items.” The sale of Mountain View facilities was consummated as a result of the 2008 restructuring plan to divest or wind down the non-core businesses. During the three and six months ended June 30, 2007, the Company recorded a charge of $6.2 million and $8.5 million, respectively, for excess and obsolete property and equipment. Of the total consolidated other charges, $0.2 million relates to discontinued operations for the six months ended June 30, 2007.

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s reportable segments during the six months ended June 30, 2008:

	Internet Infrastructure and Identity Services	Other Services	Total
	(In thousands)
Balance at December 31, 2007	$362,308	$720,112	$1,082,420
Divestiture of businesses	—	(19,726)	(19,726)
Impairment	—	(45,793)	(45,793)
Reclassification to assets held for sale	—	(401,368)	(401,368)
Other adjustments (1)	2,566	(575)	1,991

Balance at June 30, 2008	$364,874	$252,650	$617,524

(1)	VeriSign makes certain goodwill adjustments after the initial purchase of acquired companies for income tax adjustments, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

VeriSign performed its annual impairment tests during the second quarter of 2008 and 2007. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. The Company did not record any impairment for goodwill from the annual impairment test conducted during the second quarter of 2007.

During the second quarter of 2008, the Company performed an impairment review of its Naming Services, SSL Certificate Services, IAS and VeriSign Japan reporting units related to its core businesses; and the Post-pay business and Messaging Services reporting units related to its non-core businesses. In accordance with SFAS 142, the Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. The comparison of fair value to carrying value represents Step 1 of the two-step approach required by SFAS 142. The estimated fair value of each reporting unit was computed using the combination of the income and market valuation approach. Each of the reporting units reviewed for impairment, except for the Post-pay business reporting unit, had a fair value in excess of its carrying value and no further analysis was required. The Post-pay business reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its Post-pay business reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value.

A Step 2 analysis requires the Company to allocate the fair value of the Post-pay business reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a current business combination and the fair value of the reporting unit was the price paid to acquire it. Prior to this allocation of the assets to the reporting unit, the Company assessed the long-lived assets of that unit for impairment, and determined they were not impaired. Based on this allocation, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The carrying value of goodwill for the Post-pay business reporting unit exceeded its implied goodwill calculated by $45.8 million which the Company recorded as an impairment charge in continuing operations for the quarter ended June 30, 2008.

VeriSign’s other intangible assets are comprised of:

	June 30, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$46,093	$(22,773)	$23,320
Technology in place	76,390	(53,145)	23,245
Carrier relationships	36,300	(27,749)	8,551
Non-compete agreement	3,381	(2,151)	1,230
Trade name	5,800	(1,772)	4,028
Other	9,000	(6,988)	2,012

Total other intangible assets	$176,964	$(114,578)	$62,386

	December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$212,978	$(152,844)	$60,134
Technology in place	212,377	(179,144)	33,233
Carrier relationships	36,300	(26,864)	9,436
Non-compete agreement	30,154	(19,089)	11,065
Trade name	12,968	(7,425)	5,543
Other	9,000	(6,619)	2,381

Total other intangible assets	$513,777	$(391,985)	$121,792

Fully amortized other intangible assets are not included in the above tables. At June 30, 2008, the net carrying value of other intangible assets included in the 3IS segment totaled $27.9 million. At December 31, 2007, the net carrying value of other intangible assets which relate to businesses that have been divested or classified as disposal groups held for sale as of June 30, 2008, totaled $45.6 million. Estimated future amortization expense related to other intangible assets at June 30, 2008, is as follows:

(In thousands)
2008 (remaining 6 months)	$10,593
2009	19,485
2010	14,926
2011	9,339
2012	5,059
Thereafter	2,984

$62,386

Note 7. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Prepaid expenses	$33,259	$25,344
Other current assets	126,944	137,697

Total prepaid expenses and other current assets	$160,203	$163,041

Other current assets primarily consist of pass-through receivables, which are amounts that the Company collects from its customers that are due to third-party vendors as part of a revenue sharing agreement; non-trade receivables, which primarily consist of income tax receivables and value added tax receivables; and deferred tax assets.

Property and Equipment, Net

The following table presents the detail of Property and equipment, net:

	June 30, 2008	December 31, 2007
	(In thousands)
Land	$133,746	$222,750
Buildings	63,010	118,220
Computer equipment and software	514,512	738,549
Capital work in progress	80,399	69,298
Office equipment, furniture and fixtures	17,922	33,408
Leasehold improvements	48,248	47,510

Total cost	857,837	1,229,735
Less: accumulated depreciation and amortization	(421,866)	(607,818)

Total property and equipment, net	$435,971	$621,917

During the second quarter of 2008, the Company sold certain property and equipment in its Mountain View, California location for net cash proceeds of $47.6 million. The sale primarily included land with a total cost of $88.1 million and buildings with a total cost of $50.1 million. The accumulated depreciation of the Mountain View property which was sold was $12.5 million. During the first quarter of 2008, the Company reclassified certain leasehold improvements, with a cost of $29.2 million, to buildings as the Company determined this is a more appropriate categorization of these assets. The amounts presented at December 31, 2007, are reclassified accordingly.

Other Assets

Other assets consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Long-term deferred tax assets	$244,956	$230,695
Long-term note receivable	8,857	15,000
Long-term investments	5,985	6,385
Debt issuance costs	27,765	28,411
Security deposits and other	13,413	10,156

Total other assets	$300,976	$290,647

Long-term note receivable as of June 30, 2008, included a working capital loan provided under a promissory note to the joint ventures described in Note 3, “Joint Ventures.” The promissory note bears an interest rate of 6% per annum and is receivable in December 2011. The promissory note may be optionally prepaid by the borrower at any time before maturity. Debt issuance costs represent costs incurred upon the issuance of the convertible debentures and credit facility which are being amortized over their respective terms.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Accounts payable	$9,308	$9,075
Accrued employee compensation	113,424	136,891
Customer deposits	89,526	115,014
Taxes payable and other tax liabilities	23,127	25,847
Other accrued liabilities	82,725	111,297

Total accounts payable and accrued liabilities	$318,110	$398,124

Note 8. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net (loss) income	$(68,043)	$(4,717)	$(74,147)	$57,036
Change in unrealized (loss) gain on investments, net of tax	(512)	1,237	(315)	2,882
Foreign currency translation adjustments	(7,366)	(3,090)	9,116	(1,471)

Comprehensive (loss) income	$(75,921)	$(6,570)	$(65,346)	$58,447

Note 9. Credit Facility

VeriSign has a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is available for cash borrowings up to $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. During the first quarter of 2008, the Company borrowed $200.0 million and repaid $60.0 million under the Facility. During the second quarter of 2008, the Company repaid the previously outstanding loan balance of $140.0 million under the Facility. As of June 30, 2008, the Company did not have any outstanding borrowings under the Facility and the Company had utilized $1.4 million for outstanding letters of credit. The Company’s Credit Agreement contains negative covenants that limit its ability to sell assets and freely deploy the proceeds it receives from such sales, subject to exceptions based on the size and timing of the sales. As of June 30, 2008, the Company was in compliance with all covenants under the Facility.

Note 10. Calculation of Net (Loss) Income Per Share

The Company computes basic net (loss) income per share by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share gives effect to dilutive potential common equivalent shares, including unvested stock options, unvested restricted stock units, employee stock purchases, warrants and the conversion spread relating to the convertible debentures using the treasury stock method.

The following table presents the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
(Loss) income:
(Loss) income from continuing operations	$(68,608)	$(15,103)	$(58,955)	$36,412
Discontinued operations, net of tax	565	10,386	(15,192)	20,624

Net (loss) income .	$(68,043)	$(4,717)	$(74,147)	$57,036

Weighted-average shares:
Weighted-average common shares outstanding	195,515	243,846	201,032	243,849
Weighted-average potential common shares outstanding:
Stock options .	—	—	—	1,884
Unvested restricted stock awards	—	—	—	218
Employee stock purchase plans and other .	—	—	—	151

Shares used to compute diluted net (loss) income per share	195,515	243,846	201,032	246,102

(Loss) income per share:
Basic:
Continuing operations.	$(0.35)	$(0.06)	$(0.29)	$0.15
Discontinued operations.	—	0.04	(0.08)	0.08

Net (loss) income .	$(0.35)	$(0.02)	$(0.37)	$0.23

Diluted:
Continuing operations	$(0.35)	$(0.06)	$(0.29)	$0.15
Discontinued operations	—	0.04	(0.08)	0.08

Net (loss) income .	$(0.35)	$(0.02)	$(0.37)	$0.23

Weighted-average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the periods presented. The following table sets forth the weighted-average potential common shares that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Weighted-average stock options outstanding (1)	11,635	32,000	12,876	16,714
Weighted-average exercise price	$25.59	$27.14	$25.19	$41.97

Weighted-average restricted stock awards outstanding (1)	4,357	2,475	4,566	66
Weighted-average conversion spread related to convertible debentures (1)	3,053	—	1,655	—

(1)	As the Company recognized a net loss for the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008, all potential common shares were excluded as they were anti-dilutive.

Note 11. Repurchase of Common Stock

On January 31, 2008, the Board of Directors of VeriSign authorized a stock repurchase program (“2008 Stock Repurchase Program”) having an aggregate purchase price of up to $600.0 million of its common stock.

On February 8, 2008, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement to repurchase $600.0 million of its common stock under the 2008 Stock Repurchase Program. The Company paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The ASR agreement was completed on July 10, 2008, when the Company received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the agreement. The average price per share paid by the Company on the ASR agreement was $36.33.

In 2006, the Board of Directors authorized a stock repurchase program (“2006 Stock Repurchase Program”) with no expiration date to repurchase up to $1.0 billion of its common stock. During the second quarter of 2008, the Company did not repurchase any shares under the 2006 Stock Repurchase Program. During the first quarter of 2008, the Company repurchased approximately 15.9 million shares of its common stock for an aggregate cost of $544.7 million under the 2006 Stock Repurchase Program. In July 2008, the Company repurchased approximately 3.5 million shares of its common stock at an average stock price of $34.38 per share for an aggregate of $120.0 million pursuant to a stock repurchase agreement with a financial institution under the 2006 Stock Repurchase Program. As of August 8, 2008, approximately $320.0 million is available under the 2006 Stock Repurchase Program.

Note 12. Segment Information

Description of segments

As a result of a comprehensive review of its business strategy, VeriSign changed its reportable segments in 2008. Previously, the Company had the following two reportable operating segments: ISG and CSG. As of June 30, 2008, the Company’s business consists of the following reportable segments: 3IS, and Other Services. The 3IS segment is comprised of Naming Services, SSL Certificate Services, IAS and VeriSign Japan. The Naming Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names. SSL Certificate Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and web servers. IAS includes Managed public key infrastructure (“PKI”) services, Unified Authentication services, and VeriSign Identity Protection services. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of resale of SSL Certificate Services and IAS.

The Other Services segment consists of the continuing operations of non-core businesses and legacy products and services. The non-core businesses that the Company plans to divest or wind down primarily include billing and payment services, digital content services and messaging services.

The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

The following table presents the results of VeriSign’s reportable segments:

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Three months ended June 30, 2008:
Revenues	$232,963	$70,277	$303,240
Cost of revenues	36,734	34,966	71,700

	$196,229	$35,311	$231,540

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Three months ended June 30, 2007:
Revenues	$193,260	$65,728	$258,988
Cost of revenues	27,971	32,802	60,773

	$165,289	$32,926	$198,215

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Six months ended June 30, 2008:
Revenues	$456,048	$143,825	$599,873
Cost of revenues	74,535	72,666	147,201

	$381,513	$71,159	$452,672

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Six months ended June 30, 2007:
Revenues	$374,163	$154,721	$528,884
Cost of revenues	53,255	75,475	128,730

	$320,908	$79,246	$400,154

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Total revenues from reportable segments	$303,240	$258,988	$599,873	$528,884
Total cost of revenues from reportable segments	71,700	60,773	147,201	128,730
Unallocated operating expenses (1)	299,453	221,450	500,396	448,411

Operating loss	(67,913)	(23,235)	(47,724)	(48,257)
Other (loss) income, net	(5,171)	11,934	(7,743)	93,214

(Loss) income from continuing operations before income taxes, earnings (loss) from unconsolidated entities and minority interest	$(73,084)	$(11,301)	$(55,467)	$44,957

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring, impairments and other charges, net, and amortization of other intangible assets.

Geographic Revenues

The following table presents a comparison of the Company’s geographic revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
United States	$218,067	$201,708	$434,826	$417,236
Switzerland	52,203	26,048	97,803	29,883
Japan	20,512	18,044	39,563	34,241
Other	12,458	13,188	27,681	47,524

Total revenues	$303,240	$258,988	$599,873	$528,884

VeriSign operates in North America, Europe, Japan, Australia, Latin America, South Africa and India. Revenues are generally attributed to the respective countries in which the VeriSign contracting entities are located, which does not necessarily reflect the location of the Company’s customers.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	June 30, 2008	December 31, 2007
	(In thousands)
Americas:
United States	$408,987	$592,554
CALA (1)	232	1,130

Total Americas	409,219	593,684
EMEA (2)	8,734	10,005
APAC (3)	18,018	18,228

Total property and equipment, net	$435,971	$621,917

(1)	Canada and Latin America (“CALA”)
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Note 13. Other (Loss) Income, Net

The following table presents the components of other (loss) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Interest income	$2,792	$8,456	$11,137	$17,178
Interest expense	(10,425)	(354)	(20,300)	(2,583)
Net gain on sale and impairment of investments	203	56	258	885
Net gain on divestiture of businesses	2,127	—	1,001	74,999
Unrealized gain on joint venture call options	—	3,755	—	3,755
Unrealized gain on contingent interest derivative on convertible debentures	246	—	2,084	—
Income from transition services agreements	1,366	—	1,366	—
Other, net	(1,480)	21	(3,289)	(1,020)

Total other (loss) income, net	$(5,171)	$11,934	$(7,743)	$93,214

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived principally from interest on VeriSign’s short-term debt and convertible debentures. Income from transition services agreements includes income generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. Other, net, primarily consists of foreign exchange rate gains and losses.

Note 14. Income Taxes

For the three and six months ended June 30, 2008, the Company recorded an income tax benefit for continuing operations of $4.3 million and an income tax expense for continuing operations of $1.0 million, respectively. For the three and six months ended June 30, 2007, the Company recorded income tax expenses for continuing operations of $5.6 million and $10.3 million, respectively. The decrease in income tax expense was primarily attributable to the decrease in income from continuing operations before income taxes.

The Company applies a valuation allowance to certain deferred tax assets which management does not believe that it is more likely than not that they will be realized. These deferred assets consist primarily of investments with differing book and tax bases, capital loss carryforwards, and net operating losses related to certain foreign operations.

As of June 30, 2008, the Company had an unrecognized tax benefit for income taxes associated with uncertain tax positions of $41.4 million. If the liabilities associated with these uncertain tax positions are recognized in the future, the entire amount of unrecognized tax benefits would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2008, the Company had $11.0 million of accrued interest and penalties relating to uncertain tax positions. For the three months ended June 30, 2008, and June 30, 2007, the Company expensed $0.5 million and $0.7 million, respectively, for interest and penalties related to income tax liabilities through income tax expense.

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

Note 15. Fair Value of Financial Instruments

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company has not elected to report its financial instruments at fair value, other than those already recognized and reported at fair value.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	June 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investments in money market funds	$486,086	$—	$—	$486,086
Equity investments	548	—	—	548

Total	$486,634	$—	$—	$486,634

Liabilities:
Foreign currency forward contracts	$—	$1,357	$—	$1,357
Contingent interest derivative on convertible debentures	—	—	12,080	12,080

Total	$—	$1,357	$12,080	$13,437

The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in Cash and cash equivalents.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are included in Prepaid expenses and other current assets. The Company recorded unrealized losses of $1.4 million and $0.7 million for the six months ended June 30, 2008, and June 30, 2007, respectively, in Other (loss) income, net, related to changes in the fair value of its foreign currency forward contracts.

Equity investments relate to the Company’s investments in the securities of other public companies. The fair value of these investments is based on the quoted market prices of the underlying shares. Such investments are included in Short-term investments.

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on convertible debentures:

Six Months Ended June 30, 2008
(In thousands)
Balance at December 31, 2007	$14,164
Unrealized gain (1)	(2,084)

Balance at June 30, 2008	$12,080

(1)	The unrealized gain is included in Other (loss) income, net.

The Company’s junior subordinated convertible debentures have contingent interest payments that are considered to be an embedded derivative. The Company accounts for the embedded derivative separately from the convertible debentures at fair value, with gains and losses reported in Other (loss) income, net. The Company has utilized a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the embedded derivative. The inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. As several significant inputs are not observable, the overall fair value measurement of the embedded derivative is classified as Level 3.

Note 16. Commitments and Contingencies

Lease Commitments

On June 19, 2008, the Company entered into a lease agreement with the purchaser of its Mountain View property. Under the terms of the lease agreement, the Company will lease the property for an initial term of 30 months, which will expire on December 31, 2010, with an option to extend the lease for five years from the date of initial term expiration. The Company’s lease obligations under the initial term will be approximately $3.1 million, $5.6 million and $5.4 million in 2008, 2009 and 2010, respectively

Legal Proceedings

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the United States District Court for the District of Arizona asserting infringement of certain patents. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of one of the patents and the Court has dismissed with prejudice all claims of infringement of such patent. In its ruling on the claim construction issues, the Court found some of the claims asserted against VeriSign to be valid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Only one claim remains in the case. On July 13, 2007, the Court issued an order granting summary judgment in favor of VeriSign based on the Court’s finding that such claim is invalid, and denying all other pending dispositive motions. On August 29, 2007, plaintiff filed a Notice of Appeal. On September 19, 2007, the United States Court of Appeals for the Federal Circuit docketed the appeal. Oral argument took place on July 10, 2008. While the Company cannot predict the outcome of this lawsuit, it believes that the allegations are without merit.

On February 14, 2005, Southeast Texas Medical Associates, LLP filed a putative class action lawsuit in the Superior Court of California, alleging violations of the unfair competition laws, breach of express warranty and unjust enrichment relating to VeriSign’s Secure Site Pro SSL certificates. The complaint is brought on behalf of a class of persons who purchased the Secure Site Pro SSL certificate from February 2001 to present. On April 17, 2006, the class was certified and class notice was issued on May 21, 2007. VeriSign disputes these claims. In March 2008, the parties entered into a settlement agreement to resolve this matter. The settlement became final on July 15, 2008.

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the United States District Court for the District of Delaware alleging that VeriSign’s “Go Secure” suite of applications and related hardware and software products and its Unified Authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product infringe United States Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. On April 2, 2007, the Court issued a ruling from the claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the claim construction ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal. On February 5, 2008, the United States Court of Appeals for the Federal Circuit affirmed the district court’s claim construction ruling and dismissal in VeriSign’s favor.

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in United States District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in state court (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative actions are stayed pending resolution of the federal action. The Company is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. On November 16, 2007, a second amended shareholder derivative complaint was filed wherein the Company was again named a nominal defendant. By stipulation and Court order, defendants’ obligation to respond to the second amended shareholder derivative complaint has been continued pending informal efforts by the parties to resolve the action. On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign’s common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in state court under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. VeriSign and the individual defendants dispute all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint are scheduled for hearing in August 2008.

On November 7, 2006, a judgment was entered against VeriSign by an Italian trial court in the matter of Penco v. VeriSign, Inc. for Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. The Company was granted a stay on execution of the judgment and the company filed an appeal. On July 9, 2008, the appellate court rejected all of plaintiff’s claims.

On November 30, 2006, Freedom Wireless, Inc. filed a complaint against VeriSign and other defendants alleging that VeriSign infringes certain patents by making, using, selling or supplying products, methods or services relating to supplying prepaid wireless telephone services to telecommunications companies. VeriSign filed an answer to the complaint on January 25, 2007. The lawsuit was filed in the United States District Court for the Eastern District of Texas. On May 16, 2008, the parties entered into a confidential settlement agreement. The claims against VeriSign have been dismissed.

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the United States District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” Both Herbert and Bentley are currently pending in the United States Court of Appeals for the Ninth Circuit awaiting resolution of defendants’ petition for interlocutory appeal of the District Court’s denial of a motion to dismiss. While the Company cannot predict the outcome of any of these matters, it believes that the allegations in each of them are without merit and intends to vigorously defend against them. On June 7, 2007, plaintiffs Michael and Michele Hardin, on behalf of themselves and a nationwide class of consumers, filed a complaint against VeriSign, Inc. and other defendants in the United States District Court for the Northern District of Georgia alleging that defendants collectively operate various “gambling games” in violation of Georgia state law. Plaintiffs allege that interactive television promotions contained in various broadcasts, including NBC’s “Deal or No Deal,” wrongly permit participants to incur premium text message charges in order to participate in the promotions to win a prize. The Hardin lawsuit was dismissed on April 28, 2008 following a favorable ruling by the Georgia Supreme Court on a matter of law certified to the Supreme Court by the United States District Court.

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

On April 30, 2008, Prism Technologies LLC filed a complaint against VeriSign in the United States District Court for the District of Nebraska alleging that VeriSign’s manufacture, sale and use of “security certificates” infringes a United States patent. While the Company cannot predict the outcome of this matter, it intends to vigorously defend against the claims.

VeriSign is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion will have a material effect on its business. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.

Note 17. Subsequent Events

The ASR agreement described in Note 11, “Repurchase of Common Stock,” was completed on July 10, 2008, when the Company received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the agreement. The average price per share paid by the Company on the ASR agreement was $36.33.

In July 2008, the Company also repurchased approximately 3.5 million shares of its common stock at an average stock price of $34.38 per share for an aggregate of $120.0 million pursuant to a stock repurchase agreement with a financial institution under the 2006 Stock Repurchase Program.

In July 2008, the Company invested an additional amount of $15.7 million pursuant to capital calls approved by the board of managers of the joint ventures with Fox, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the joint ventures. As of June 30, 2008, the Company does not have any further commitments for additional investments in the joint ventures.

On August 5, 2008, the Company’s Board of Directors authorized additional stock repurchases having an aggregate purchase price of up to $680.0 million of the Company’s common stock under the 2008 Stock Repurchase Program.

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

Overview

We operate intelligent infrastructure services that enable and protect billions of interactions every day across the world’s voice and data networks and provide enterprises, governmental entities, and individuals with highly scaleable, reliable and secure Internet infrastructure and identity services.

Our business consists of the following reportable segments: Internet Infrastructure and Identity Services (“3IS”), and Other Services. Our 3IS segment, comprising the retained core businesses from our former ISG segment, consists of our Naming Services, Secure Socket Layer (“SSL”) Certificate Services, Identity and Authentication Services (“IAS”) businesses and VeriSign Japan.

The Naming Services business is the exclusive registry of all .com, .net, .cc and .tv domain names and maintains a shared registration system that allows registrars to enter new names in the master directory and to submit modifications, transfers, re-registrations and deletions for their domain names. The SSL Certificate Services business enables our online customers, such as enterprises or Internet merchants, to authenticate themselves to their end users and ecrypt Internet communications through use of public key infrastructure (“PKI”) and SSL protocol. The IAS business includes managed PKI services, unified authentication services, and identity protection services, all of which provide services intended to help enterprises secure intranets, extranets and other applications and devices and provide authentication credentials. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of resale of SSL Certificate Services and IAS.

The Other Services segment consists of the continuing operations of non-core businesses as well as legacy products and services. The businesses included in the Other Services segment provide various managed solutions to fixed line, broadband, mobile operators and enterprise customers through our integrated content and commerce platforms.

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy calls for a divestiture or winding down of all the business lines in our former Communications Services Group (“CSG”), and all business lines in our former Internet Services Group (“ISG”) except for our core businesses. The business lines that we expect to divest, including those that have been sold since the fourth quarter of 2007, accounted for approximately 50% of our overall revenues in fiscal 2007. The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions. While we are executing our divestiture plan, we will experience additional risks, including, but not limited to the disruption of our business and the potential loss of key employees; difficulties separating operations, services, products and personnel; and the potential damage to relationships with our existing customers. For example, our divestiture plan will require a substantial amount of management, administrative and operational resources. Once our divestiture plan is completed, the scale and scope of our operations will decrease in absolute terms, which we expect will allow our remaining core businesses to benefit from a more efficient and streamlined operational structure. However, we cannot assure you that we will be able to achieve the full strategic and financial benefits we expect from the divestiture of our non-core businesses and there is no guarantee that the planned divestitures will occur or will not be significantly delayed.

Our Core Businesses

Our core businesses consist of our Naming Services, SSL Certificate Services, and IAS businesses.

Naming Services

As of June 30, 2008, we had approximately 87.3 million domain names registered under the .com and .net registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates. Although growth in absolute number of registrations remains greatest in mature markets such as the United States and Europe, growth on an annual percentage basis is expected to be greatest in markets where Internet penetration has demonstrated the greatest potential for growth. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

SSL Certificate Services

As of June 30, 2008, we had an installed base of SSL certificates of approximately 1.1 million. The major factors impacting the growth and performance of our SSL Certificate Services business are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions, we expect continued revenue growth in our business, primarily in markets outside of the United States where e-commerce has the largest growth potential.

IAS

As with our SSL Certificate Services business, the major factors impacting the growth and performance of our IAS business are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions, we expect continued growth in our business, in particular from our VeriSign Identity Protection (“VIP”) and One Time Password (“OTP”) programs which we expect will account for a greater percentage of our product mix over time.

Business Highlights and Trends—Three and six months ended June 30, 2008

Our 3IS segment recorded revenues of $233.0 million and $456.0 million during the three and six months ended June 30, 2008, respectively, experiencing an increase of 21% and 22%, respectively, from the same periods last year. For the three and six months ended June 30, 2008, domestically and internationally, we experienced revenue growth in all of the business lines in the 3IS segment, with the largest growth coming from our Naming services business. Our increased revenues are primarily related to the continued expansion of e-commerce which has, in turn, resulted in an increase in active domain names ending in .com and .net, an increase in the installed base of SSL certificates and an increase in demand for our identity and authentication services.

Our Other Services segment recorded revenues of $70.3 million and $143.8 million during the three and six months ended June 30, 2008, respectively, experiencing an increase of 7% and a decrease of 7%, respectively, from the same periods last year. We expect revenues for our Other Services segment to decrease in absolute dollars as we divest or wind down non-core businesses.

We recorded a net loss of $68.0 million and $74.1 million during the three and six months ended June 30, 2008, respectively, as compared to a net loss of $4.7 million and a net income of $57.0 million during the three and six months ended June 30, 2007, respectively. Our net loss during the three and six months ended June 30, 2008, is primarily a result of an impairment charge of goodwill of $45.8 million related to our Post-pay business and estimated losses on assets held for sale of $45.9 million during the second quarter of 2008.

On June 19, 2008, we sold certain land and buildings located in Mountain View, California for net cash proceeds of $47.6 million. At the time of closing, we entered into a separate lease agreement with the purchaser of the Mountain View property. We leased the property from the purchaser for an initial term of 30 months, expiring December 31, 2010, with an option to extend the lease for five years from the date of initial term expiration. Our lease obligations under the initial term are $14.1 million. As a result of the sale, we recorded a loss of approximately $79.1 million.

On April 30, 2008, we sold our Digital Brand Management Services (“DBMS”) business which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity for net cash proceeds of $50.4 million and recorded a gain on sale of $30.5 million. The net cash proceeds include $5.0 million that was placed in an escrow account to cover any contingent claims made by the buyer against us through April 30, 2009. If no claims are made, the amount in escrow will be released to us during our second quarter of fiscal 2009. The DBMS business was part of our former ISG segment. The historical results of operations of the DBMS business have been classified as discontinued operations for all periods presented.

On April 30, 2008, we sold our Content Delivery Network (“CDN”) business which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale, for net cash proceeds of $1.0 million and recorded a gain on sale of $1.4 million. We have retained an equity ownership in the CDN business and have accounted for our investment in the CDN business on an equity method basis. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The CDN business was part of our former CSG segment.

On March 31, 2008, we sold our Self-Care and Analytics (“SC&A”) business unit, which provided online analysis applications for mobile communications customers and online customer self-service with a single view of billing across multiple systems, for net cash proceeds of $14.2 million and recorded a gain on sale of $0.5 million. The SC&A business was part of our former CSG segment. The historical results of operations of the SC&A business have been classified as discontinued operations for all periods presented.

Our 2008 Restructuring Plan, was announced in late 2007 to complement our divestiture plan. We recorded $45.2 million in restructuring charges related to the 2008 Restructuring Plan as of June 30, 2008, of which expenses related to severance and benefit costs for terminated employees, inclusive of amounts for discontinued operations, totaled $43.6 million. Since announcing the 2008 Restructuring Plan, we have reduced our headcount in businesses targeted for divestiture, either through sale of businesses, employee terminations or voluntary resignations.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

Subsequent Events

The ASR agreement described in Note 11, “Repurchase of Common Stock,” of the Notes to Condensed Consolidated Financial Statements, was completed on July 10, 2008, when we received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the ASR agreement. The average price per share paid by us on the ASR agreement was $36.33.

In July 2008, we repurchased approximately 3.5 million shares of our common stock at an average stock price of $34.38 per share for an aggregate of $120.0 million pursuant to a stock repurchase agreement with a financial institution under the 2006 Stock Repurchase Program.

In July 2008, we invested an additional amount of $15.7 million pursuant to capital calls approved by the board of managers of the joint ventures with Fox, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the joint ventures. We do not have further commitments for any additional investments in the joint ventures.

On August 5, 2008, our Board of Directors authorized additional stock repurchases having an aggregate purchase price of up to $680.0 million of our common stock under the 2008 Stock Repurchase Program.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues	28	32	30	32
Sales and marketing	17	24	18	26
Research and development	11	12	11	14
General and administrative	19	29	20	23
Restructuring, impairments and other charges, net	45	6	27	7
Amortization of other intangible assets	2	6	2	7

Total costs and expenses	122	109	108	109

Operating loss	(22)	(9)	(8)	(9)
Other (loss) income, net	(2)	5	(1)	18

(Loss) income from continuing operations before income taxes, earnings (loss) from unconsolidated entities and minority interest	(24)	(4)	(9)	9
Income tax benefit (expense)	2	(2)	—	(2)
Earnings (loss) from unconsolidated entities, net of tax	—	—	—	—
Minority interest, net of tax	—	—	—	—

(Loss) income from continuing operations	(22)	(6)	(9)	7
Discontinued operations, net of tax	—	4	(3)	4

Net (loss) income	(22%)	(2%)	(12%)	11%

Revenues

We have two reportable segments: Internet Infrastructure and Identity Services and Other Services. A comparison of revenues is presented below:

	Three Months Ended June 30,		% Change
	2008	2007
	(Dollars in thousands)
Internet Infrastructure and Identity Services	$232,963	$193,260	21%
Other Services	70,277	65,728	7%

Total revenues	$303,240	$258,988	17%

	Six Months Ended June 30,		% Change
	2008	2007
	(Dollars in thousands)
Internet Infrastructure and Identity Services	$456,048	$374,163	22%
Other Services	143,825	154,721	(7%)

Total revenues	$599,873	$528,884	13%

The changes in revenues during the three and six months ended June 30, 2008, are described in the segment discussions that follow.

Internet Infrastructure and Identity Services

3IS segment revenues increased $39.7 million and $81.9 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year.

The following table compares active domain names ending in .com and .net managed by our Naming Services business and the approximate installed base of SSL certificates in our SSL Certificate Services business as of June 30, 2008 and 2007:

	June 30,		% Change
	2008	2007
Active domain names ending in .com and .net	87.3 million	73.0 million	20%
Installed base of SSL certificates	1,056,000	923,000	14%

Naming Services

Revenues in our Naming Services business are derived from registrations for domain names in the .com, .net, .tv, and .cc domain name registries. We receive a fixed fee per domain name registered with the .com and .net registries, at a fee per annual registration that is fixed pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”). Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations.

Our Naming Services revenues increased $26.0 million and $50.4 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to a 20% year-over-year increase in active domain names ending in .com and .net and partly due to an increase in .com and .net domain name registry fees which became effective during October 2007.

Our .com and .net domain name registry fees will increase further by 7% and 10%, respectively, which are expected to become effective on October 1, 2008.

SSL Certificate Services

Revenues in our SSL Certificate Services business are derived from licensing and service fees charged to our customers for the issuance of SSL certificates that authenticate their identity to the third parties with whom they carry out secured transactions. Revenues in the SSL Certificate Services business are related to fees charged per certificate, which are based upon a number of factors, including: (i) the brand name under which the certificate is issued, level of encryption and rigor of authentication; (ii) the number of servers authenticated, and (iii) the duration of the certification. We issue SSL certificates for one, two and three years and the majority of our customers tend to commit to shorter certifications. We have historically experienced strong renewal rates. We have not increased prices for our SSL certificates during the first six months ended June 30, 2008.

Our SSL Certificate Services revenues increased $11.6 million and $24.9 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to a 14% year-over-year increase in the installed base of SSL certificates.

IAS

Revenues in our IAS business are derived from a one-time credential sale to the customer seeking network services, and a one-time set-up fee. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee. Our managed PKI service is characterized by lower growth rates than other product lines within the IAS business, reflecting the greater maturity of our managed PKI service. Over time, we expect the VIP and OTP programs will account for a larger percentage of our product mix over time. We anticipate that due to consistent growth, our managed PKI service could remain a significant presence in our product mix.

Our IAS revenues increased $1.4 million and $5.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to increased demand for our enterprise authentication and identity protection services.

Other Services

Other Services segment revenues increased $4.5 million and decreased $10.9 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. The decrease during the six months ended June 30, 2008, as compared to the same period last year, was primarily due to a decrease of $28.9 million from our legacy businesses which includes the divested majority ownership interest in our Jamba subsidiary, our CDN business and other smaller historical businesses. Our mobile content and messaging services revenues increased $5.1 million and $13.1 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year primarily due to an increase in volume in our inter-carrier Multi-Media Messaging Services (“MMS”) and Short Send Messaging Services (“SMS”). Our payment services revenues increased $2.5 million and $4.9 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to an increase in revenues from our advanced billing and customer care services to wireless carriers.

We expect revenues for our Other Services segment to decrease in absolute dollars as we divest or wind down certain non-core businesses in 2008. Upon classification as discontinued operations, the revenues of the non-core business will be reclassified from Other Services to discontinued operations.

Within the Other Services segment, our divestiture plan has led some of our customers to delay entering into arrangements with us until they are able to obtain greater clarity concerning the composition and direction the divested businesses will take following the completion of the divestiture plan. We anticipate having greater clarity as to the trends impacting these businesses as the divestiture plan progresses.

Geographic Revenues

A comparison of our geographic revenues is presented below:

	Three Months Ended June 30,		% Change
	2008	2007
	(In thousands)
United States	$218,067	$201,708	8%
Switzerland	52,203	26,048	100%
Japan	20,512	18,044	14%
Other	12,458	13,188	(6%)

Total revenues	$303,240	$258,988	17%

	Six Months Ended June 30,		% Change
	2008	2007
	(In thousands)
United States	$434,826	$417,236	4%
Switzerland	97,803	29,883	227%
Japan	39,563	34,241	16%
Other	27,681	47,524	(42%)

Total revenues	$599,873	$528,884	13%

Revenues are generally attributed to the respective countries in which the VeriSign contracting entities are located, which does not necessarily reflect the location of our customers.

Revenues in Switzerland increased $26.2 million and $67.9 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to the continued implementation of our global business structure including contracting through our foreign subsidiaries for services provided to customers located outside the United States and Japan. Revenues in the United States increased $16.4 million and $17.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to continued growth in our Naming Services and SSL Certificate Services businesses. Revenues in Japan increased $2.5 million and $5.3 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to increases in demand from our SSL Certificate Services and IAS. Revenues from our Other regions decreased $0.7 million and $19.8 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. The decrease during the six months ended June 30, 2008, was primarily due to the divestiture of our majority ownership interest in our Jamba subsidiary in the first quarter of 2007.

Mature markets, such as the United States and Western Europe, where broadband and e-commerce have seen strong market penetration, may be expected to see consistent incremental growth reflecting the maturity of these markets. We expect to see larger increases in revenues from other EMEA and APAC countries driven by greater growth in international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payment are increasingly adopted.

Cost of revenues

Cost of revenues consist primarily of content licensing costs, costs related to providing digital certificate enrollment and issuance services, billing services, operational costs for the domain name registration business, customer support and training, consulting and development services, labor costs to provide security and costs of facilities and computer equipment used in these activities.

A comparison of cost of revenues is presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
Cost of revenues	$86,033	$82,675	4%	$177,620	$169,561	5%

Cost of revenues increased $3.4 million and $8.1 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. Salary and employee benefits expenses, which include stock-based compensation expenses, increased $5.8 million and $13.1 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. The increase is primarily due to an increase in the issuances of restricted stock to employees and greater participation pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages beginning in the latter half of 2007. The increase in salary and employee benefits expenses is partially offset by a decrease in headcount related to the 2008 restructuring plan to divest or wind down our non-core businesses. Depreciation expense increased $2.5 million and $4.9 million during the three months and six months ended June 30, 2008, respectively, as compared to the same periods last year, due to an increase in capitalized projects placed into service during the latter half of 2007. Contract and professional service expenses decreased $2.3 million and $2.9 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to a reduction in spending on consulting services as a result of management’s realignment initiatives relating to the 2008 restructuring plan. Telecommunication expenses increased $0.7 million and $3.1 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries. Direct cost of revenues decreased $2.6 million during the three months ended June 30, 2008, as compared to the same period last year, primarily due to lower costs incurred for our registry fees and lower consumer authentication costs. Direct cost of revenues decreased $10.2 million during the six months ended June 30, 2008, as compared to the same period last year, primarily due to the divestiture of our majority ownership interest in Jamba during the first quarter of 2007, partially offset by the increases during the second quarter of 2008.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as the Internet, television, radio, print and direct mail advertising costs.

A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$51,993	$62,545	(17%)	$109,581	$139,732	(22%)

Sales and marketing expenses decreased $10.6 million and $30.2 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. Salary and employee benefit expenses, which include stock-based compensation expenses, decreased $8.4 million and $18.3 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. The decrease is primarily due to lower headcount resulting from the 2007 and 2008 restructuring plan activities. Advertising and marketing expenses increased $1.2 million and decreased $5.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. The increase in advertising and marketing expenses during the second quarter of 2008, as compared to the same period last year, was primarily due to efforts to increase the market penetration of our Naming Services and SSL Certificate Services businesses. The decrease in advertising and marketing expenses during the six months ended June 30, 2008, as compared to the same period last year, was primarily due to a reduction in spending in our Content Services business as a result of the divestiture of our majority ownership interest in Jamba during the first quarter of 2007. Travel expenses decreased $1.5 million and $2.5 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to reduced travel that resulted from lower headcount. Allocated overhead expenses decreased $1.1 million and $2.0 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to a reduction in headcount in the sales and marketing function, year-over-year.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses is presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
Research and development	$32,891	$31,868	3%	$68,752	$71,937	(4%)

Research and development expenses increased $1.0 million and decreased $3.2 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. Salary and employee benefits expenses, which include stock-based compensation expenses, increased $1.5 million and $3.4 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to merit pay increases in the first half of 2008, partially offset by a decrease in headcount as a result of workforce reduction and redeployment initiated by the 2007 and 2008 restructuring plans. The increase is also in part due to an increase in the issuances of restricted stock to employees and greater participation pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages beginning in the latter half of 2007. Depreciation expenses increased $1.4 million and $2.7 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to an increase in capitalized projects placed into service during the latter half of 2007. Contract and professional services expenses decreased $2.2 million and $8.3 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily driven by decreased deployment of external consultants resulting from the 2008 restructuring plan initiatives during the first six months of fiscal 2008. Allocated overhead expenses decreased $0.3 million and $1.4 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to a reduction in headcount in the research and development function, year-over-year.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$57,783	$74,355	(22%)	$120,380	$122,846	(2%)

General and administrative expenses decreased $16.6 million and $2.5 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $12.8 million and $8.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. The decrease was primarily due to stock-based compensation and severance charges related to a former chief executive officer in the second quarter of 2007. The decrease was partially offset by an increase in the issuances of restricted stock to employees and greater participation pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages beginning in the latter half of 2007, and $4.9 million of stock-based compensation expenses related to the acceleration of vesting of stock-based awards for our former chief executive officer in the second quarter of 2008. Legal expenses decreased $5.9 million and increased $2.2 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. The decrease in legal expenses during the second quarter of 2008, as compared to the same period last year, was primarily due to releases in the second quarter of 2008 of previously accrued estimated litigation costs as a result of negotiated settlements. The increase in legal expenses for the six months ended June 30, 2008, as compared to the same period last year, was primarily due to increased litigation expense and legal consulting fees related to the 2008 restructuring plan to divest or wind down our non-core businesses. Allocated overhead expenses increased $1.4 million and $2.8 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year primarily due to proportionately higher headcount in the general and administrative function.

Restructuring, impairments and other charges, net

A comparison of restructuring, impairments and other charges, net, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
2008 restructuring plan charges	$11,982	$—	$31,780	$—
2007 restructuring plan charges	98	3,162	369	25,195
2003 and 2002 restructuring plan charges	16	48	60	142

Total restructuring charges for continuing operations	12,096	3,210	32,209	25,337
Impairments and other charges for continuing operations	124,862	11,109	124,862	13,097

Total restructuring, impairments and other charges, net, for continuing operations	136,958	14,319	157,071	38,434
Total restructuring, impairments and other charges, net, for discontinued operations	53,022	860	84,885	3,757

Total restructuring, impairments and other charges, net	$189,980	$15,179	$241,956	$42,191

2008 Restructuring Plan: In late 2007, we announced a restructuring plan to change our business strategy to be more aligned with our core competencies, which are to provide highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The restructuring plan includes workforce reductions, abandonment of excess facilities and other exit costs. As of June 30, 2008, we recorded $45.2 million in restructuring charges, inclusive of amounts for discontinued operations, under our 2008 restructuring plan. See

Note 5, “Restructuring, Impairments and Other Charges, Net,” of the Notes to Condensed Consolidated Financial Statements for further information on our restructuring plans.

Under our 2008 restructuring plan, through the second quarter of fiscal 2008, we notified certain employees of their termination and recognized total consolidated expense relating to severance and benefits costs of $43.6 million, inclusive of amounts for discontinued operations. As part of the 2008 restructuring plan, we anticipate recording additional charges related to our workforce reduction, excess facilities and other exit costs over the next several quarters, the timing of which will primarily depend upon the timing of notification of the employees leaving VeriSign as determined by local employment laws and as we exit facilities. In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. While the estimate of these charges is not yet finalized, the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

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

Impairments of goodwill, other intangible assets and assets held for sale

During the three and six months ended June 30, 2008, we recorded a charge of $91.7 million and $117.2 million, respectively, for impairment of goodwill, other intangible assets and assets held for sale. During the second quarter of 2008, we recorded a charge of $45.8 million in continuing operations for an impairment of goodwill related to our Post-pay business. During the three and six months ended June 30, 2008, we recorded a charge of $45.9 million and $71.4 million, respectively, in discontinued operations, for impairment of assets held for sale.

Other charges

During the second quarter of 2008, we recorded a loss of $79.1 million as a result of the sale of certain Mountain View facilities. The sale of the Mountain View facilities was consummated as a result of our 2008 restructuring plan to divest or wind down our non-core businesses. During the three and six months ended June 30, 2007, we recorded a charge of $6.2 million and $8.5 million, respectively, for excess and obsolete property and equipment. Of the total consolidated other charges, $0.2 million relates to discontinued operations for the six months ended June 30, 2007.

Amortization of other intangible assets

A comparison of amortization of other intangible assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Amortization of other intangible assets	$5,495	$16,461	$14,193	$34,631

Amortization of other intangible assets decreased approximately $11.0 million and $20.4 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year, primarily due to a $62.6 million impairment charge for other intangible assets at December 31, 2007. Amortization expense also decreased due to certain other intangible assets becoming fully amortized during the latter half of 2007.

Other (loss) income, net

Other (loss) income, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, gains and losses on the sale and impairment of equity investments, gains and losses on divestiture of businesses, realized and unrealized gains and losses on the contingent interest derivative on convertible debentures, income from transition services agreements, and the net effect of foreign currency gains and losses.

A comparison of other (loss) income, net, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Interest income	$2,792	$8,456	$11,137	$17,178
Interest expense	(10,425)	(354)	(20,300)	(2,583)
Net gain on sale and impairment of investments	203	56	258	885
Net gain on divestiture of businesses	2,127	—	1,001	74,999
Unrealized gain on joint venture call options	—	3,755	—	3,755
Unrealized gain on contingent interest derivative on convertible debentures	246	—	2,084	—
Income from transition services agreements	1,366	—	1,366	—
Other, net	(1,480)	21	(3,289)	(1,020)

Total other (loss) income, net	$(5,171)	$11,934	$(7,743)	$93,214

Other (loss) income, net, decreased approximately $17.1 million and $101.0 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods last year. Interest income during the three and six months ended June 30, 2008, decreased primarily due to lower average invested balances, resulting from stock repurchase activity during the third quarter of 2007 and the first quarter of 2008 partially offset by cash proceeds received from convertible debentures during the third quarter of 2007, as well as lower average interest rates compared to the same periods last year. Interest expense increased during the three and six months ended June 30, 2008, as compared to the same periods last year, primarily due to the additional interest expense related to our convertible debentures issued during the third quarter of 2007. We recorded a pre-tax gain of $2.1 million on the sale of our CDN business during the second quarter of 2008. We recorded a $0.2 million and $2.1 million unrealized gain on the contingent interest derivative on convertible debentures during the three and six months ended June 30, 2008, respectively. Due to the fact that we are required to mark-to-market the fair value of the contingent interest derivative on convertible debentures at each reporting period, such revaluations could result in further gains or losses. We entered into certain transition services agreements with the purchasers of certain divested businesses. The income received from such agreements was $1.4 million during the second quarter of 2008.

Income taxes

For the three and six months ended June 30, 2008, we recorded an income tax benefit for continuing operations of $4.3 million and an income tax expense for continuing operations of $1.0 million, respectively. For the three and six months ended June 30, 2007, we recorded income tax expenses for continuing operations of $5.6 million and $10.3 million, respectively. The decrease in income tax expense was primarily attributable to the decrease in income from continuing operations before income taxes.

Earnings (loss) from unconsolidated entities, net of tax

Earnings (loss) from unconsolidated entities, net of tax, represent the net income recognized from the joint ventures entered into with Fox.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Earnings (loss) from unconsolidated entities, net of tax	$1,172	$1,748	$(590)	$2,196

Minority interest, net of tax

Minority interest, net of tax, represents the portion of net income belonging to minority shareholders of our consolidated subsidiary, VeriSign Japan.

A comparison of minority interest is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Minority interest, net of tax	$(989)	$82	$(1,895)	$(487)

Minority interest, net of tax, increased during the three and six months ended June 30, 2008, as compared to the same periods last year, primarily due to the increase in net income from our VeriSign Japan subsidiary. The increase is primarily due to an increase in SSL Certificate Services revenues.

Discontinued operations, net of tax

Classification of our disposal groups as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year. The results of operations of disposal groups held for sale or disposed of are presented as discontinued operations when the underlying operations and cash flows of the disposal group will be or have been eliminated from our continuing operations and we no longer have the ability to influence the operating and/or financial policies of the disposal group.

As of June 30, 2008, businesses classified as held for sale and presented as discontinued operations included the following: Communications Services, Communications Consulting, and International Clearing (all previously part of our former CSG segment), and Enterprise Security Services (previously part of our former ISG segment). Businesses that were divested during the second quarter of 2008, and whose results of operations are reflected as discontinued operations include the DBMS business (previously part of our former ISG segment) and the SC&A business (previously part of our former CSG segment). We also sold our CDN business (previously part of our former CSG segment) during the second quarter of 2008. We retained an equity ownership in the CDN business and accounted for the investment on an equity method basis. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenues	$89,064	$108,636	$187,877	$216,186

(Loss) income before income taxes	$(38,782)	$17,060	$(59,299)	$32,209
Income tax benefit (expense)	9,897	(6,674)	12,714	(11,585)

(Loss) income from discontinued operations	(28,885)	10,386	(46,585)	20,624

Gain on sale of discontinued operations, before income taxes	32,083	—	31,614	—
Income tax expense on sale of discontinued operations	(2,633)	—	(221)	—

Gain on sale of discontinued operations	29,450	—	31,393	—

Total discontinued operations, net of tax	$565	$10,386	$(15,192)	$20,624

We incurred losses from discontinued operations for the three and six months ended June 30, 2008, primarily due to estimated losses on the assets held for sale. See Note 4, “Assets Held for Sale and Discontinued Operations,” of the Notes to Condensed Consolidated Financial Statements for further information on our discontinued operations.

The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions.

Liquidity and Capital Resources

	June 30, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$621,017	$1,376,722
Short-term investments	548	1,011

Subtotal	621,565	1,377,733
Restricted cash	47,209	46,936

Total	$668,774	$1,424,669

As of June 30, 2008, our principal source of liquidity was $621.0 million of cash and cash equivalents consisting principally of money market funds.

On February 8, 2008, we entered into an ASR agreement to repurchase $600.0 million of our common stock under the 2008 Stock Repurchase Program. We paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The ASR agreement was completed on July 10, 2008, when we received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the ASR agreement. The average price per share paid on the ASR agreement was $36.33.

In July 2008, we also repurchased approximately 3.5 million shares of our common stock at an average stock price of $34.38 per share for an aggregate of $120.0 million pursuant to a stock repurchase agreement with a financial institution under the 2006 Stock Repurchase Program. As of August 8, 2008, approximately $320.0 million is available under the 2006 Stock Repurchase Program.

In July 2008, the Company invested an additional amount of $15.7 million pursuant to capital calls approved by the board of managers of the joint ventures with Fox, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the joint ventures.

During the second quarter of 2008, we sold certain property and equipment in our Mountain View, California location for a cash consideration of $47.6 million, net of transaction costs and recorded a loss of $79.1 million in continuing operations as a result of the sale of our Mountain View facilities, as described in Note 7, “Other Balance Sheet Items,” of the Notes to Condensed Consolidated Financial Statements.

On June 19, 2008, we entered into a lease agreement with the purchaser of our Mountain View property. Under the terms of the lease agreement, we will lease the property for an initial term of 30 months, which will expire on December 31, 2010, with an option to extend the lease for five years from the date of initial term expiration. Our lease obligations under the initial term will be approximately $3.1 million, $5.6 million and $5.4 million in 2008, 2009 and 2010, respectively.

During the first quarter of 2008, we received $200.0 million from draw-down of our credit facility and repaid $60.0 million of the borrowed amount. During the second quarter of 2008, we repaid the entire outstanding balance of $140.0 million under the credit facility.

In summary, our cash flows were as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$243,781	$155,032
Net cash provided by investing activities	53,061	219,367
Net cash used in financing activities	(1,056,564)	(198,911)
Effect of exchange rate changes on cash and cash equivalents	4,017	(984)

Net (decrease) increase in cash and cash equivalents	$(755,705)	$174,504

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

Net cash provided by operating activities increased for the six months ended June 30, 2008, as compared to the same period last year, primarily due to non-cash items and changes in operating assets and liabilities. The non-cash items contributing to the increase primarily include an impairment charge for goodwill, estimated loss on assets held for sale, an increase in stock-based compensation expense resulting from an increase in the issuances of restricted stock to employees and greater participation pertaining to our employee stock purchase plan that allowed employees to increase their contribution withholding percentages beginning in the latter half of 2007, loss from unconsolidated entities, net of tax, loss on sale of certain Mountain View property and equipment, and a decrease in amortization of other intangible assets primarily due to a $62.6 million impairment charge at December 31, 2007. Amortization expense of other intangible assets also decreased due to certain other intangible assets becoming fully amortized during the latter half of 2007 and due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007. The non-cash items partially offsetting the increase include the decrease in gain on divestiture of businesses, and unrealized gain on the contingent interest derivative on convertible debentures. The changes in operating assets and liabilities was primarily due to changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, and deferred revenues due to the timing of shipments, receipts, purchases and payments.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

Net cash provided by investing activities decreased for the six months ended June 30, 2008, as compared to the same period last year. The decrease was primarily due to a decrease in proceeds received from maturity and sales of investments for the six months ended June 30, 2008, and a decrease in proceeds received from divestiture of businesses, net of cash contributed, for the six months ended June 30, 2008, partially offset by proceeds received from the sale of our Mountain View property and equipment in the second quarter of 2008.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activities.

Net cash used in financing activities increased for the six months ended June 30, 2008, as compared to the same period last year, primarily due to an increase in cash used for stock repurchases, partially offset by an increase in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plans, and proceeds received from draw-down of credit facility.

Other Liquidity and Capital Resources Information

As of June 30, 2008, restricted cash primarily includes $45.0 million related to a trust established during 2004 for our director and officer liability self-insurance coverage. On May 6, 2008, the Board of Directors approved termination of the trust, which requires the written consent of two-thirds of the known beneficiaries of the trust. We are in the process of obtaining the consents required to terminate the trust. Once the trust is terminated, our ability to use the $45.0 million related to the trust will no longer be restricted.

The credit facility is available for cash borrowings up to a maximum of $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. As of June 30, 2008, we had no outstanding borrowings under the credit facility and we had utilized $1.4 million for outstanding letters of credit.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense could exceed this estimate by an additional $1.6 million over the next three years relating to our restructuring plans. Cash payments totaling approximately $4.1 million related to the abandonment of excess facilities will be paid over the next three years. See Note 5, “Restructuring, Impairments and Other Charges, Net,” of the Notes to Condensed Consolidated Financial Statements.

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

Our market risk profile has not changed significantly from that described in our 2007 Form 10-K, except that at June 30, 2008, we held forward contracts in notional amounts totaling approximately $68.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, on an interim basis, and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2008. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting as disclosed in Item 9A, Controls and Procedures, of our 2007 Form 10-K. In light of the material weakness, we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During our last fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth under the “Legal Proceedings in Note 16, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Risks relating to our business

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the uncertainties, costs and risks related to our proposed divestiture plan, including any income statement charges we incur in connection therewith;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security services and the timing and execution of individual customer contracts;

•	volume of domain name registrations and customer renewals in our Naming Services business;

•	changes in the payment structures of online advertising network providers as well as policies proposed and implemented by ICANN which could impact the number of domain name registrations;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our information and security services, both in the United States and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	the impact of price changes in our communications services and information and security services or our competitors’ products and services; and

•	general economic and market conditions as well as economic and market conditions specific to e-commerce and the telecommunications and Internet industries.

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

Many of the companies we have acquired during the past seven years operated in different businesses from our then-current business. Although we plan on divesting many of these businesses, until our divestiture plan is complete, our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks for e-commerce and communications;

•	the extent to which digital certificates and domain names are used for e-commerce or communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the success in marketing and overall demand for our content services to consumers and businesses;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services; and

•	our continued ability to maintain our current, and enter into additional, strategic relationships.

To address these risks we must, among other things, continue to:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our services to address new technologies and standards and changing market conditions.

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

As of June 30, 2008, we had approximately 1,100 employees outside the United States, including Europe, Asia, Australia, and the Americas. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues from Europe, Japan, South America, Canada and Australia are not denominated in United States dollars;

•	difficulty in repatriating profits to the United States;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our United States proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting United States interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business and create potential liability.

Application of new and existing laws and regulations to the Internet and wireless communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

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

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2007, arising from internal control deficiencies in our stock administration policies and practices, as discussed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, due to the identification of a material weakness in internal control over financial reporting, our President and Chief Executive Officer, on an interim basis, and Acting Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective as discussed in Part I, Item 4, “Controls and Procedures” of this report. We expect remediation of this material weakness to be completed by the end of the fourth quarter of 2008, and we expect that the cost of remediation will be immaterial.

We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on our business.

We have expended significant resources in connection with our efforts to comply with the requirements of the Sarbanes-Oxley Act. In future periods, we will likely continue to expend substantial amounts in connection with these compliance efforts and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our general and administrative and other expenses, which could adversely affect our results of operations.

Issues arising from our agreements with ICANN and the DOC could harm our registry business.

The United States Department of Commerce (“DOC”) has adopted a plan for the phased transition of the DOC’s responsibilities for the domain name system to Internet Corporation for Assigned Names and Numbers (“ICANN”). As part of this transition, as the exclusive registry of domain names within the .com and .net generic top-level domains (“gTLDs”), we have entered into agreements with ICANN and with the DOC.

We face risks arising from our agreements with ICANN and the DOC and from the planned transition of the DOC’s responsibilities for the domain name system to ICANN, including the following:

•

ICANN could adopt or promote policies, procedures or programs that are unfavorable to us as the registry operator of the .com and .net gTLDs, that are inconsistent with our current or future plans, or that affect our competitive position;

•	the DOC or ICANN could terminate our agreements to be the registry for the .com or .net gTLDs under certain circumstances, in which case it could have a material adverse impact on our business;

•	the .net or .com Registry Agreements may not renew when they expire in 2011 and 2012 respectively, in which case it could have a material adverse effect on our business;

•	DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

•

the DOC could revoke its recognition of ICANN, as a result of which the DOC could take the place of ICANN for purposes of our agreements with ICANN, and could take actions that are harmful to us and could disrupt current or future business plans;

•	the DOC could not renew its agreement with ICANN, in which case there would no longer be DOC oversight;

•	ICANN’s relationship with the DOC could terminate and another entity could exercise oversight of ICANN;

•

the United States Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration; and

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

•	the United States Congress could take action that is unfavorable to us;

•	ICANN could fail to maintain its role, potentially resulting in instability in domain name system administration; and

•

some governments and governmental authorities outside the United States have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the United States Government and us relating to the domain name system. These foreign governments or governmental authorities may take actions or adopt policies or programs that are harmful to our business.

As a result of these and other risks, it may be difficult for us to introduce new services in our domain name registry business and we could also be subject to additional restrictions on how this business is conducted.

We rely on third parties who maintain and control root zone servers and route Internet communications.

We currently administer and operate only two of the thirteen root zone servers. The others are administered and operated by independent operators on a non-regulated basis. Root zone servers are name servers that contain authoritative data for the very top of the Domain Name System (“DNS”) hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the top-level domains. Because of the importance to the functioning of the Internet of these root zone servers, our Naming Services business could be harmed if these independent operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demands on the two root zone servers we operate.

Further, our Naming Services business could be harmed if any of these volunteer operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls. In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root zone server system, as provided in our registry agreement with ICANN, it is required to ensure that the authoritative root will point to the top-level domain zone servers designated by us. If ICANN does not do this, our business could be harmed.

Services offered by our 3IS segment rely on the continued integrity of public key cryptography technology that may be compromised or proven obsolete over time.

Services offered by our 3IS segment depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user’s private key and that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as “factoring.” This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method or other method be developed, the security of encryption products utilizing public key cryptography technology may require significant modifications or would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing PKI services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

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

A failure in the operation of our domain name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. Any of these problems or outages could decrease customer satisfaction, which could harm our business.

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

Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards based compliance certifications needed for certain of our businesses. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over IP networks as well as of the security or reliability of our services.

The reliance of our network connectivity and interoperability services and content services on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

The success of our network connectivity and interoperability services and content services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on four of the fourteen mated pairs of SS7 signal transfer points that comprise our network. SS7 is a network control system comprised of protocols for the interpretation and use of network control and operation signals and the associated hardware and software needed for transmission, reception and interpretation of the signals.

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

Our success depends on our internally developed technologies, patents and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent United States law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the United States Patent and Trademark Office and patent offices outside the United States. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

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

We rely on the strength of our VeriSign brand to differentiate ourselves in the marketing of our products, particularly with respect to our SSL certificates. Dilution of our brand could harm our business.

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There is a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

We must establish and maintain strategic and other relationships.

One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, and, in addition, our ability to enter into or maintain strategic relationships may be impacted by our divestiture plan. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our information and security services than we would otherwise.

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

We have licensed to VeriSign Affiliates our Processing Center platform, which is designed to replicate our own secure data centers and allows the VeriSign Affiliate to offer back-end processing of PKI services for enterprises. The VeriSign Processing Center platform provides a VeriSign Affiliate with the knowledge and technology to offer PKI services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the VeriSign Affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the VeriSign Affiliate and are outside of our control. Any failure of a VeriSign Affiliate to maintain the privacy or security of confidential customer information could result in negative publicity and therefore adversely affect the market’s perception of the security of our services as well as the security of e-commerce and communication over IP networks generally.

Our VeriSign Identity Protection services business depends in part on the acceptance of our services.

Our future growth in our VeriSign Identity Protection services as part of our IAS business depends, in part, on the commercial success and acceptance, and reliability of our VeriSign Identity Protection services. Our

VeriSign Identity Protection services business will suffer if our target customers do not use our VeriSign Identity Protection services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VeriSign Identity Protection services. We are not certain that our target customers will choose our VeriSign Identity Protection services or continue to use our VeriSign Identity Protection services.

Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could suffer.

We target our information and security services at the market for trusted and secure e-commerce and communications over IP and other networks. Our Naming Services business is developing managed services in emerging markets that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services is very uncertain. The factors that may affect market acceptance of our services include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile handsets;

•	demand for supply chain information services, including acceptance of the EPCglobal Network ;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting e-commerce and communications over IP networks.

If the market for e-commerce and communications over IP and other networks does not grow or these services are not widely accepted in the market, our business would be materially harmed.

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

All of the members of our senior management team and other key employees are at-will employees and we do not maintain key person life insurance for any of our senior management team members or key employees. The loss of the services of any of our senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

We recently experienced changes in our senior management team, and we may face difficulty in attracting and retaining permanent, qualified leadership personnel.

During the second quarter of 2008, we appointed D. James Bidzos, our Chairman of the Board, as President, Chief Executive Officer and Executive Chairman, on an interim basis, and Brian G. Robins, our Senior Vice President, Finance, to Acting Chief Financial Officer. The search for permanent replacements to fill any of these positions may be a distraction to our interim executives, senior management, business partners, and customers, and, although we believe we have taken appropriate measures to address the impact of these changes, there is a risk that such changes may impair our ability to meet our business objectives. During this period of transition, there may be operational inefficiencies as our new management team becomes familiar with our business and operations. We cannot provide you with any assurance that the search for any permanent replacements will be successful, and if we cannot recruit qualified permanent replacements for any such positions, our business may suffer.

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

We have anti-takeover protections that may discourage, delay or prevent a change in control that could benefit our stockholders.

Our amended and restated Certificate of Incorporation and Bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include:

•	our stockholders may take action only at a duly called meeting and not by written consent;

•	special meetings of our stockholders may be called only by the chief executive officer, the president or our Board of Directors, and cannot be called by our stockholders;

•	our board must be given advance notice regarding stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors;

•

vacancies on our Board of Directors can be filled until the next annual meeting of stockholders by majority vote of the members of the Corporate Governance and Nominating Committee or a majority of directors then in office if no such committee exists or a sole remaining director; and

•	our Board of Directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

VeriSign has also adopted a stockholder rights plan that may discourage, delay or prevent a change of control or the acquisition of a substantial bloc of our common stock and may make any future unsolicited acquisition attempt more difficult. Under the rights plan:

•

The rights will generally become exercisable if a person or group acquires 20% or more of VeriSign’s outstanding common stock (unless such transaction is approved by our Board of Directors) and thus becomes an “acquiring person.”

•	Each right, when exercisable, will entitle the holder, other than the “acquiring person,” to acquire shares of VeriSign’s common stock at a 50% discount to the then-prevailing market price.

•

As a result, the rights plan will cause substantial dilution to a person or group that becomes an “acquiring person” on terms that our Board of Directors does not believe are in our best interests and those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

In addition, Section 203 of the General Corporation Law of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless in the same transaction the interested stockholder acquired 85% ownership of our voting stock (excluding certain shares) or the business combination is approved in a prescribed manner. Section 203 therefore may impact the ability of an acquirer to complete an acquisition of us after a successful tender offer and accordingly could discourage, delay or prevent an acquirer from making an unsolicited offer without the approval of our Board of Directors.

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

Competition in Naming Services. We face competition in the domain name registry space from other gTLD and country code top-level domain (“ccTLD”) registries that are competing for the business of entities and individuals that are seeking to establish a web presence, including registries offering services related to the .info, .org, .mobi, .biz, .name, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 15 registries for the operation of 16 gTLDs. In addition, there are over 240 ccTLD registries.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel and Afilias.

Additional competition to our business may arise from the upcoming introduction of new Internationalized Domain Name TLDs (“IDN TLDs”) and new gTLDs by ICANN. These new domain extensions could become available by the third quarter of 2009 in the form of translations or transliterated versions of the .com and .net TLD and by the last quarter of 2009 in the form of new gTLDs. We do not yet know the impact, if any, these new domain extensions may have on our business, but the increase of name availability in the marketplace could introduce new choices for end-users as well as create end-user confusion around brand preference, which could have a material adverse effect on our business.

Competition in SSL Certificate Services and IAS. Our SSL Certificate Services and IAS are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure e-commerce and communications over wireline and wireless IP networks. The market for SSL Certificate Services and IAS is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA, the security division of EMC, and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority-related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including domain name registrars. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, AOL and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their web browsers or on their websites could also promote our competitors or charge us substantial fees for promotions in the future.

Competition in Managed Security Services. Security services and product firms, telecommunications companies, and consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture and IBM Global Services, security product companies, such as Symantec, and telecommunications providers, such as Verizon Business and BT Counterpane.

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

Until the divestitures are complete, we will experience additional risks, including, but not limited to the disruption of our business and the potential loss of key employees; difficulties separating operations, services, products and personnel; and the potential damage to relationships with our existing customers.

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

In addition, there is no guarantee that the planned divestitures will occur or will not be further delayed. Completion of the divestiture plan is subject to a number of factors, including:

•	business, political and economic conditions in the United States and in other countries in which the Company currently operates;

•	governmental regulations and policies, actions and approvals of regulatory bodies;

•	the operating performance of the Company or the businesses or assets offered for sale;

•	identification of buyers and negotiation of sale agreements;

•	the willingness of buyers to assume certain liabilities associated with the businesses or assets offered for sale;

•	our ability to identify and separate the assets associated with the businesses offered for sale from the core businesses we choose to retain; and

•	the availability of financing or other sources of funding to buyers under reasonable terms and conditions.

Subsequent to the end of the second quarter of 2008, management determined that due in large part to the downturn in the economy, the divestiture plan would take longer and would be more complicated than originally expected. Buyers have become more conservative, which is making it more difficult to consummate dispositions and has required some modifications to our original approach to individual dispositions. For example, some potential buyers have asked for more detailed financial information than we originally anticipated, which has increased the time required to conduct the sale process. In addition, the credit crisis has limited sources of financing for potential purchasers, which has affected the number of proposals we have received. These developments are having an adverse effect on the timing and our chances of completing the divesture plan.

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

It is possible that under the agreements reached with buyers for businesses divested under the divestiture plan, we may remain liable for certain contingent and corporate liabilities. There is a possibility that we will incur costs and expenses associated with the management of these contingent and other corporate liabilities. These contingent and other corporate liabilities could potentially relate to consolidated securities litigation, as well as actions brought by third parties as a result of the divestiture plan. Where responsibility for such liabilities is to be shared with the buyer, it is possible that the buyer or another party may be in default for payments for which they are responsible, obligating us to pay amounts in excess of our agreed-upon share of the assumed obligations.

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

As of June 30, 2008, we had one billion authorized common shares, of which approximately 196.7 million shares were outstanding. In addition approximately, 39.8 million common shares were reserved for issuance pursuant to employee stock option and employee stock purchase plans (“Equity Plans”), and approximately 36.4 million shares were reserved for issuance upon conversion of the debentures. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our Equity Plans or the conversion of debentures using common stock, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have not historically maintained substantial levels of indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the debentures, we have a substantially greater amount of long term debt than we have maintained in the past. In addition to the debentures, we have a Facility with a borrowing capacity of $500.0 million. As of June 30, 2008, we had no outstanding borrowings under the Facility and we had utilized $1.4 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

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

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. For example, in May 2008, the FASB issued

FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” that will significantly affect the accounting for convertible debt, including our 3.25% junior subordinated convertible debentures. The FSP specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. In applying this FSP, the FASB emphasized that the FSP will be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP will be applied retrospectively to all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense for fiscal 2007 through fiscal 2037 as the debt discount is amortized, assuming the debentures will be settled upon maturity in 2037, associated with a significant reduction in our debentures balance along with a corresponding increase in our stockholders’ equity as of December 31, 2007 and 2008. In addition, if our debentures are redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. As a result, there could be a material adverse impact on our results of operations and earnings per share. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the debentures.

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

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in our communications services could result in significant pricing pressure and an erosion in our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our communications services business. Furthermore, customers may choose to deploy internally developed communications technologies and services thereby reducing the demand for technologies and services we offer which could harm our business.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders was held on May 29, 2008, at our corporate offices, located at 487 East Middlefield Road, Mountain View, California. Two proposals were voted on at the meeting. The results of each proposal are as follows:

Proposal No. 1 to elect six directors of VeriSign, each to serve a one-year term, or until a successor has been elected and qualified or until the director’s earlier resignation or removal, was approved by the stockholders. The nominees received the following votes:

	For	Withheld
D. James Bidzos	165,352,959	10,171,628
William L. Chenevich	130,921,380	44,603,207
Kathleen A. Cote	170,286,593	5,237,994
John D. Roach	136,797,569	38,727,018
Louis A. Simpson	135,501,250	40,023,337
Timothy Tomlinson	138,379,283	37,145,304

Roger H. Moore and William A. Roper, Jr., were incumbent directors with terms expiring in 2009. Mr. Roper resigned from the Board of Directors on June 30, 2008.

In Proposal No. 2, stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. This proposal received the following votes:

Votes
For	169,251,565
Against	4,576,293
Abstain	1,696,728

Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.01	Lease between PR III Middlefield Road, LLC, Landlord, and VeriSign, Inc., Tenant, dated as of June 19, 2008.	X

10.02	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008.	X

10.03	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008	X

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).	X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *	X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: August 8, 2008	By:	/s/ D. JAMES BIDZOS
D. James Bidzos Interim President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ BRIAN G. ROBINS
Brian G. Robins Acting Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Lease between PR III Middlefield Road, LLC, Landlord, and VeriSign, Inc., Tenant, dated as of June 19, 2008.

10.02	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008.

10.03	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). *

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.