Form 10-Q
period 2008-09-30
VERISIGN INC/CA
filed 2008-11-07
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 2008
Common stock, $.001 par value	194,036,155

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$403,525	$1,376,722
Short-term investments	248,794	1,011
Accounts receivable, net of allowance for doubtful accounts of $1,931 and $6,329 at September 30, 2008, and December 31, 2007, respectively	68,189	208,799
Prepaid expenses and other current assets	94,462	163,041
Assets held for sale	692,981	—

Total current assets	1,507,951	1,749,573

Property and equipment, net	374,097	621,917
Goodwill	355,057	1,082,420
Other intangible assets, net	29,305	121,792
Restricted cash	2,113	46,936
Other assets	296,342	290,647
Investments in unconsolidated entities	125,307	109,828

Total long-term assets	1,182,221	2,273,540

Total assets	$2,690,172	$4,023,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$264,832	$398,124
Accrued restructuring costs	32,942	2,878
Deferred revenues	591,750	552,070
Other liabilities	2,758	2,632
Liabilities related to assets held for sale	76,865	—

Total current liabilities	969,147	955,704

Long-term deferred revenues	206,018	186,719
Long-term accrued restructuring costs	1,161	1,473
Convertible debentures	1,263,613	1,265,296
Other long-term liabilities	25,382	41,133

Total long-term liabilities	1,496,174	1,494,621

Total liabilities	2,465,321	2,450,325

Commitments and contingencies
Minority interest in subsidiaries	59,950	54,485
Stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 193,946,072 excluding 110,010,950 held in treasury, at September 30, 2008, and 222,849,348 excluding 73,720,953 shares held in treasury, at December 31, 2007	303	297
Additional paid-in capital	21,470,824	22,559,045
Accumulated deficit	(21,317,195)	(21,043,014)
Accumulated other comprehensive income	10,969	1,975

Total stockholders’ equity	164,901	1,518,303

Total liabilities and stockholders’ equity	$2,690,172	$4,023,113

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$246,052	$215,744	$724,992	$636,457

Costs and expenses
Cost of revenues	55,880	60,523	168,719	185,729
Sales and marketing	41,298	55,407	133,349	180,832
Research and development	22,337	25,263	72,089	78,676
General and administrative	49,896	59,268	154,369	178,663
Restructuring, impairments and other charges (reversals), net	5,973	(1,030)	107,366	33,601
Amortization of other intangible assets	2,865	4,478	8,623	14,641

Total costs and expenses	178,249	203,909	644,515	672,142

Operating income (loss)	67,803	11,835	80,477	(35,685)
Other (loss) income, net	(12,688)	(6,408)	(20,107)	86,109

Income from continuing operations before income taxes, (loss) earnings from unconsolidated entities and minority interest	55,115	5,427	60,370	50,424

Income tax (expense) benefit	(8,071)	7,964	(6,642)	(5,241)
(Loss) earnings from unconsolidated entities, net of tax	(2,509)	216	(3,099)	2,412
Minority interest, net of tax	(815)	(2,054)	(2,710)	(2,541)

Income from continuing operations	43,720	11,553	47,919	45,054
Discontinued operations, net of tax	(243,754)	3,401	(322,100)	26,936

Net (loss) income	$(200,034)	$14,954	$(274,181)	$71,990

Basic (loss) income per share from:
Continuing operations	$0.23	$0.05	$0.24	$0.19
Discontinued operations	(1.26)	0.01	(1.62)	0.11

Net (loss) income	$(1.03)	$0.06	$(1.38)	$0.30

Diluted (loss) income per share from:
Continuing operations	$0.22	$0.05	$0.24	$0.18
Discontinued operations	(1.24)	0.01	(1.59)	0.11

Net (loss) income	$(1.02)	$0.06	$(1.35)	$0.29

Shares used in per share computation:
Basic	193,853	240,054	198,622	242,570

Diluted	195,930	245,537	202,951	247,752

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(274,181)	$71,990
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on divestiture of businesses, net of tax	(32,853)	(76,356)
Unrealized gain on joint venture call options	—	(7,747)
Unrealized (gain) loss on contingent interest derivative on convertible debentures	(1,664)	12,589
Depreciation of property and equipment	85,454	85,195
Amortization of other intangible assets	22,758	90,693
Impairments and other charges	354,558	13,797
Provision for doubtful accounts	1,119	(116)
Stock-based compensation	75,368	66,863
Loss on sale of property and equipment	80,487	—
Net loss on sale and other-than-temporary impairment of investments	6,571	3,429
Loss (earnings) from unconsolidated entities, net of tax	3,099	(2,412)
Minority interest, net of tax	2,710	2,541
Excess tax benefit associated with stock options	(7,094)	—
Deferred income taxes	(13,380)	16,442
Changes in operating assets and liabilities:
Accounts receivable	30,548	(113,268)
Prepaid expenses and other current assets	17,044	133,053
Accounts payable and accrued liabilities	(114,394)	(129,133)
Accrued restructuring costs	29,752	2,926
Deferred revenues	93,164	96,719

Net cash provided by operating activities	359,066	267,205

Cash flows from investing activities:
Proceeds from maturities and sales of investments	1,440	144,849
Purchases of investments	—	(311)
Reclassification of cash equivalents to short-term investments	(256,571)	—
Proceeds from sale of property and equipment	48,843	—
Purchases of property and equipment	(79,022)	(97,234)
Proceeds received from divestiture of businesses, net of cash contributed	60,613	165,422
Investments in unconsolidated entities	(15,679)	(17,150)
Proceeds from repayment of promissory note by unconsolidated entities	4,494	—
Cash received from trust, previously restricted	45,000	—
Proceeds from contingent purchase price adjustment	1,175	—
Other assets	3,087	3,639

Net cash (used in) provided by investing activities	(186,620)	199,215

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	120,469	219,994
Change in net assets of minority interest	134	(436)
Repurchases of common stock	(1,276,683)	(1,154,763)
Proceeds from credit facility	200,000	—
Repayment of short-term debt related to credit facility	(200,000)	(199,000)
Proceeds from issuance of convertible debentures, net of issuance costs	—	1,224,600
Excess tax benefit associated with stock options	7,094	—
Dividend paid to minority interest holders in subsidiary	(741)	—

Net cash (used in) provided by financing activities	(1,149,727)	90,395

Effect of exchange rate changes on cash and cash equivalents	4,084	2,713

Net (decrease) increase in cash and cash equivalents	(973,197)	559,528
Cash and cash equivalents at beginning of period	1,376,722	501,784

Cash and cash equivalents at end of period	$403,525	$1,061,312

Supplemental cash flow disclosures:
Cash paid for interest	$40,755	$1,945

Amounts payable for purchases of property and equipment	$5,960	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (collectively, “VeriSign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in VeriSign’s fiscal 2007 Annual Report on Form 10-K (the “2007 Form 10-K”) filed with the SEC on February 29, 2008.

Reclassifications and Adjustments

The Condensed Consolidated Statements of Operations have been reclassified for all periods presented to reflect discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

As a result of a comprehensive review of its business strategy, VeriSign changed its reportable segments in 2008. Previously, the Company had the following two reportable segments: Internet Services Group (“ISG”) and Communications Services Group (“CSG”). Beginning in fiscal 2008, the Company’s business consists of the following reportable segments: Internet Infrastructure and Identity Services (“3IS”), which consists of Naming Services, Secure Socket Layer (“SSL”) Certificate Services, and Identification and Authentication Services (“IAS”); and Other Services, which represents continuing operations of non-core businesses and legacy products and services. Accordingly, the segment information has been reclassified for all periods presented. See Note 12, “Segment Information,” for further information regarding the Company’s reportable segments.

During the six months ended June 30, 2008, the Company identified that it had not accrued for penalties related to late payment of federal and state payroll taxes for the periods during fiscal 2004 through fiscal 2007 of approximately $9.6 million. The amounts associated with each affected prior period are not material to the consolidated financial statements of such periods. However, as the cumulative amount of unrecorded penalties identified during the first two quarters of 2008 are expected to have a significant impact on the results of operations of fiscal 2008, the Company corrected the prior periods, as presented, by recording the penalties and interest in their respective prior periods, resulting in increased operating expenses and decreased net income (loss) previously reported. As a result, the Company recorded penalties and interest of approximately $4.1 million for the three and nine months ended September 30, 2007.

The following table presents the effects of the adjustments to the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	As Reported	Adjustments		As Adjusted	As Reported	Adjustments		As Adjusted
	(In thousands)				(In thousands)
Revenues	$373,587	$—		$373,587	$1,109,853	$—		$1,109,853
Costs and expenses	345,665	3,986	(1)	349,651	1,100,775	3,986	(1)	1,104,761

Operating income	27,922	(3,986	)(1)	23,936	9,078	(3,986	)(1)	5,092

Income from continuing operations before income taxes	19,880	(4,050	)(1)	15,830	94,981	(4,050	)(1)	90,931
Income tax expense	(3,501)			(3,501)	(23,871)			(23,871)
Discontinued operations, net of tax	2,625			2,625	4,930			4,930

Net income	$19,004	$(4,050)		$14,954	$76,040	$(4,050)		$71,990

Basic income per share from:
Continuing operations	$0.07			$0.05	$0.29			$0.28
Discontinued operations	0.01			0.01	0.02			0.02

Net income	$0.08			$0.06	$0.31			$0.30

Diluted income per share from:
Continuing operations	$0.07			$0.05	$0.29			$0.27
Discontinued operations	0.01			0.01	0.02			0.02

Net income	$0.08			$0.06	$0.31			$0.29

(1)	Correction of previously unrecorded payroll tax penalties and interest for the three and nine months ended September 30, 2007.

The results of operations for the three and nine months ended September 30, 2007, were further adjusted for classification of disposal groups as discontinued operations, as described in Note 4, “Assets Held for Sale and Discontinued Operations.”

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Statement of Financial Accounting Standards (“SFAS”) 157-3 (“FSP SFAS 157-3”) “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 (SFAS 157), “Fair Value Measurements,” and clarifies the application of SFAS 157 in a market that is not active. FSP SFAS 157-3 became effective at the time of issuance and applies to prior periods for which financial statements have not been issued. As described more fully in Note 15, “Fair Value of Financial Instruments,” the Company has applied the guidance provided by FSP SFAS 157-3 in determining the fair value of all of its investments in money market funds classified as Short-term investments.

In May 2008, the FASB issued FSP No. Accounting Principles Board (“APB”) 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. FSP APB 14-1 will be applied retrospectively to all periods presented. The Company’s adoption of FSP APB 14-1 will affect its 3.25% junior subordinated convertible debentures due 2037 (“Convertible Debentures”). The Company expects the adoption of FSP APB 14-1 will result in higher interest expense for fiscal 2007 through fiscal 2037, assuming the debentures will be settled upon maturity in 2037, associated with a significant reduction in its Convertible Debentures balance along with a corresponding increase in its stockholders’ equity as of December 31, 2007 and 2008.

In April 2008, the FASB issued FSP No. SFAS 142-3 (“FSP SFAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” and other United States (“U.S.”) generally accepted accounting principles (“GAAP”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the effect of FSP SFAS 142-3 and the impact it will have on its financial position and results of operations.

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

In December 2007, the FASB issued SFAS 141R which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009 to business acquisition transactions occurring thereafter.

Note 2. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Stock-based compensation:
Cost of revenues	$1,694	$2,428	$5,988	$5,042
Sales and marketing	667	4,316	6,775	11,019
Research and development	1,531	2,294	5,961	5,575
General and administrative	4,568	5,913	21,193	25,974
Restructuring, impairments and other charges, net	3,153	—	8,314	2,134

Stock-based compensation for continuing operations	11,613	14,951	48,231	49,744
Discontinued operations	7,424	7,712	27,137	17,119

Total stock-based compensation	$19,037	$22,663	$75,368	$66,863

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options:
Volatility	35%	37%	35%	37%
Risk-free interest rate	2.87%	4.44%	2.77%	4.49%
Expected term	3.41	3.40	3.29	3.32
Dividend yield	Zero	Zero	Zero	Zero
Employee stock purchase plan awards:
Volatility	36%	27%	36%	33%
Risk-free interest rate	2.28%	4.94%	2.31%	5.20%
Expected term	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	Zero	Zero	Zero	Zero

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

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation:
Stock options	$3,699	$5,628	$15,674	$26,032
Employee stock purchase plans	4,729	12,120	19,423	16,881
Restricted stock units	5,565	4,418	21,396	11,046
Stock options/awards acceleration	5,808	1,170	20,783	14,428
Capitalization (1)	(764)	(673)	(1,908)	(1,524)

Total stock-based compensation	$19,037	$22,663	$75,368	$66,863

(1)	The capitalized amount is included in Property and equipment, net.

During the three and nine months ended September 30, 2008, the Company modified certain stock-based awards to accelerate the vesting of twenty-five percent (25%) of unvested “in-the-money” stock options outstanding and 25% of unvested restricted stock units outstanding on the termination dates of employees affected by divestitures and workforce reductions. The Company remeasured the fair value of these modified awards and recorded the charges over the future service periods, if any. The modification charges are included in restructuring for continuing operations as well as for discontinued operations.

In addition, during the nine months ended September 30, 2008, the Company modified certain stock-based awards outstanding for Mr. William A. Roper, Jr., the former chief executive officer. Pursuant to the settlement agreement with Mr. Roper, the Company accelerated the vesting of Mr. Roper’s then unvested shares of sign-on options, unvested shares of sign-on restricted stock unit awards, first-year options outstanding that would otherwise have vested had Mr. Roper remained employed with the Company through August 8, 2008, and one-third of the first-year restricted stock unit awards outstanding. Upon acceleration of vesting of Mr. Roper’s stock-based awards, the Company recognized an additional $4.9 million of stock-based compensation during the nine months ended September 30, 2008.

During the nine months ended September 30, 2007, the Company recorded additional stock-based compensation of $11.0 million related to the acceleration of vesting of certain stock-based awards for Mr. Stratton Sclavos. During the nine months ended September 30, 2007, the Company also recorded $1.2 million related to the acceleration of vesting of certain stock-based awards for Ms. Dana Evan, a former chief financial officer, and another employee.

The Company resumed its employee payroll withholdings for the purchase of its common stock under the 1998 Purchase Plan during July 2007. The Company allowed its employees affected by the earlier suspension of the 1998 Purchase Plan to make catch-up payments to their accounts under the 1998 Purchase Plan for the lost payroll contributions attributable to the period when the Company was not current in its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company also allowed employees to increase their contribution withholding percentages from 15% up to a maximum of 25% of their compensation, subject to applicable U.S. Internal Revenue Service (“IRS”) limits, effective August 1, 2007. The Company accounted for the increases in employee payroll withholdings as modifications. The Company recorded $12.1 million and $16.9 million of stock-based compensation expense for the purchase plans for the three and nine months ended September 30, 2007, respectively.

Note 3. Joint Ventures

On January 31, 2007, VeriSign entered into two joint venture agreements with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. As of September 30, 2008, under the terms of the agreements, Fox owns a 51% interest and VeriSign owns a 49% interest in the joint ventures.

In 2007, the Company provided a working capital loan of $15.0 million under a promissory note to the joint ventures, of which $4.4 million is outstanding as of September 30, 2008, and is included in Other assets.

In connection with the joint ventures, VeriSign and Fox entered into various put and call arrangements related to the Company’s ownership interests in the joint ventures, including VeriSign’s right to sell all of its interests in the joint ventures to Fox for $150 million and $350 million in fiscal 2010 and 2012, respectively (the “put options”), and Fox’s right to purchase all of VeriSign’s interests in the joint ventures for $400 million, the greater of $250 million or fair value, and the greater of $400 million or fair value, in fiscal 2009, 2010 and 2012, respectively (the “call options”). As of September 30, 2008, the Company determined that the call options did not have a material value. The Company has not recorded the value of the put options separately from its investments in the joint ventures.

In July 2008, the Company invested an additional amount of $15.7 million pursuant to capital calls approved by the board of managers of the joint ventures with Fox, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the joint ventures.

On October 6, 2008, the Company sold its aggregate remaining 49% interest in the joint ventures to Fox for approximately $200 million. Pursuant to the sale agreement, certain outstanding debts and accrued but unpaid interest owed among the Company and the joint ventures have been repaid, and the parties have agreed to the settlement and discharge of all other payments among them as of the date of the agreement.

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

Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Classification of the Company’s disposal groups as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. The Company evaluates the held for sale classifications during each reporting period.

The results of operations of disposal groups held for sale or disposed of are presented as discontinued operations when the underlying operations and cash flows of the disposal group will be or have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. This assessment is made at the time the disposal group is classified as held for sale and for a one-year period after the sale of the disposal group.

Completed Divestitures

On April 30, 2008, the Company sold its Digital Brand Management Services (“DBMS”) business, which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity, for net cash proceeds of $50.4 million and recorded a gain on sale of $30.6 million. The net cash proceeds include $5.0 million that was placed in an escrow account to cover any contingent claims made by the buyer against VeriSign through April 30, 2009. If no claims are made, the amount in escrow will be released to VeriSign during the second quarter of fiscal 2009. The DBMS business was part of the former ISG segment. The historical results of operations of the DBMS business have been classified as discontinued operations for all periods presented.

On April 30, 2008, the Company sold its Content Delivery Network (“CDN”) business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale, for net cash proceeds of $1.0 million and recorded a gain on sale of $2.0 million. The Company has retained an equity ownership in the CDN business and has accounted for its investment in the CDN business on an equity method basis. As a result of the Company’s continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The CDN business was part of the former CSG segment.

On March 31, 2008, the Company sold its Self-Care and Analytics (“SC&A”) business, which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems, for net cash proceeds of $14.2 million and recorded a gain on sale of $1.0 million. The SC&A business was part of the former CSG segment. The historical results of operations of the SC&A business have been classified as discontinued operations for all periods presented.

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

Assets Held for Sale

The Company did not have any assets held for sale as of December 31, 2007. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of September 30, 2008. During the three and nine months ended September 30, 2008, the Company recorded losses on disposals, including estimated losses on disposal of $237.4 million and $308.8 million, respectively, which are included in discontinued operations. Gains on disposal are recorded on the date the sale of the disposal group is consummated.

September 30, 2008
(In thousands)
Assets:
Accounts receivable	$104,173
Other current assets	53,329
Goodwill	379,986
Other long-lived assets	155,493

Total assets held for sale	$692,981

Liabilities:
Accounts payable and accrued liabilities	$54,136
Deferred revenues	22,729

Total liabilities related to assets held for sale	$76,865

As of September 30, 2008, businesses classified as held for sale and presented as discontinued operations are the following:

Messaging Services

Messaging and Mobile Media

The Company’s Messaging and Mobile Media (“MMM”) business is an industry leading global provider of short-messaging, multimedia messaging, and mobile content application services. MMM enables messages and multimedia content to be sent globally across any wireless operator and mobile device. MMM offers the global connectivity, network reliability, and scalability necessary to capitalize on the fast growing global messaging and media content markets.

Content Portal Services

The Company’s Content Portal Services (“CPS”) business enables a seamless end-to-end solutions business focused on providing best-in-class digital content storefront services. CPS can be used as a content delivery platform for games, ringtones, and other content services. CPS provides its services to mobile carriers and media companies primarily located in Canada.

EMEA Mobile Media

The Company’s EMEA Mobile Media (“EMM”) business offers mobile application services which includes interactive messaging applications, content portal services, and messaging gateway services. EMM provides its services to mobile carriers and media companies primarily located in Europe.

Post-pay

The Company’s Post-pay business enables advanced billing and customer care services to wireless telecommunications carriers.

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

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenues	$143,075	$160,908	$451,885	$485,265

Income (loss) before income taxes	$11,862	$14,314	$(37,526)	$46,483
Income tax expense	(18,097)	(12,270)	(10,999)	(20,904)

(Loss) income from discontinued operations	(6,235)	2,044	(48,525)	25,579

(Loss) gain on sale of discontinued operations and assets held for sale, before income taxes	(237,519)	1,357	(276,539)	1,357
Income tax benefit	—	—	2,964	—

(Loss) gain on sale of discontinued operations and assets held for sale	(237,519)	1,357	(273,575)	1,357

Total discontinued operations, net of tax	$(243,754)	$3,401	$(322,100)	$26,936

Note 5. Restructuring, Impairments and Other Charges (Reversals), Net

A comparison of restructuring, impairments and other charges (reversals), net, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
2008 restructuring plan charges	$5,959	$—	$27,854	$—
2007 restructuring plan (reversals) charges	—	(1,329)	369	20,573
2003 and 2002 restructuring plan (reversals) charges	—	(51)	60	91

Total restructuring charges (reversals) for continuing operations	5,959	(1,380)	28,283	20,664
Impairments and other charges for continuing operations	14	350	79,083	12,937

Total restructuring, impairments and other charges (reversals), net, for continuing operations	5,973	(1,030)	107,366	33,601

2008 restructuring plan charges for discontinued operations	6,996	—	30,350	—
2007 restructuring plan charges for discontinued operations	—	2,906	—	9,736
Impairments and other charges for discontinued operations	237,350	130	354,558	860

Total restructuring, impairments and other charges, net, for discontinued operations	244,346	3,036	384,908	10,596

Total restructuring, impairments and other charges, net	$250,319	$2,006	$492,274	$44,197

2008 Restructuring Plan

In the fourth quarter of 2007, VeriSign announced a change in its business strategy to be more aligned with its core competencies, which are providing highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The strategy calls for divestiture or winding down of a number of non-core businesses in its portfolio. As part of this divestiture strategy, the Company initiated a restructuring plan in the first quarter of 2008, which includes workforce reductions, excess facilities and other exit costs primarily related to the consulting and professional fees incurred for initiating and executing the divestiture strategy. As of September 30, 2008, VeriSign recorded a total of $58.2 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 restructuring plan.

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

The following table presents the consolidated restructuring charges, inclusive of amounts for discontinued operations, associated with all the restructuring plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Workforce reduction	$12,228	$(2,274)	$55,907	$21,023
Excess facilities	980	2,656	1,267	5,283
Other exit costs	(253)	1,144	1,459	4,094

Total restructuring charges	$12,955	$1,526	$58,633	$30,400

Of the total consolidated restructuring charges, $7.0 million and $30.4 million relate to workforce reduction for discontinued operations for the three and nine months ended September 30, 2008, respectively. Of the total consolidated restructuring charges, $0.1 million and $4.9 million relate to workforce reduction for discontinued operations for the three and nine months ended September 30, 2007, respectively.

For the three and nine months ended September 30, 2008, $7.2 million and $16.0 million, respectively, of the consolidated workforce reduction charges relate to stock-based compensation for certain severed employees, of which $3.4 million and $7.7 million, respectively, are recorded in discontinued operations. For the nine months ended September 30, 2007, $2.3 million of the consolidated workforce reduction charges relate to stock-based compensation for certain severed employees, of which $0.2 million is recorded in discontinued operations. For the three months ended September 30, 2007, there were no workforce reduction charges related to stock-based compensation for severed employees.

As of September 30, 2008, the consolidated accrued restructuring costs associated with all restructuring plans are $34.1 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2007	Restructuring Charges	Cash Payments	Non-cash Charges	Accrued Restructuring Costs at September 30, 2008
	(In thousands)
Workforce reduction	$493	$55,907	$(9,470)	$(16,244)	$30,686
Excess facilities	3,702	1,267	(2,019)	35	2,985
Other exit costs	156	1,459	(1,171)	(12)	432

Total accrued restructuring costs	$4,351	$58,633	$(12,660)	$(16,221)	$34,103

Included in current portion of accrued restructuring costs					$32,942

Included in long-term portion of accrued restructuring costs					$1,161

Cash payments totaling approximately $7.4 million related to the abandonment of excess facilities under all restructuring plans will be paid over the respective lease terms, the longest of which extends through 2016. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2008 (remaining 3 months)	$471	$—	$471
2009	1,872	(398)	1,474
2010	1,564	(988)	576
2011	1,275	(811)	464
2012	394	(394)	—
Thereafter	1,272	(1,272)	—

	$6,848	$(3,863)	$2,985

Impairments and Other Charges

The following table presents the consolidated impairments and other charges, inclusive of amounts for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Estimated losses on assets held for sale	$237,350	$—	$308,765	$—
Impairment of goodwill and other intangible assets	—	—	45,793	4,849
Other charges	14	480	79,083	8,948

Total impairments and other charges	$237,364	$480	$433,641	$13,797

Estimated losses on assets held for sale

During the three and nine months ended September 30, 2008, the Company recorded a charge of $237.4 million and $308.8 million, respectively, for estimated losses on assets held for sale, all of which is classified as discontinued operations.

Impairment of goodwill and other intangible assets

During the nine months ended September 30, 2008, the Company recorded a charge of $45.8 million for an impairment of goodwill related to its Post-pay business, which is classified as discontinued operations. See Note 6, “Goodwill and Other Intangible Assets,” for further information regarding the impairment of goodwill related to the Post-pay business. During the nine months ended September 30, 2007, the Company wrote off approximately $4.8 million of other intangible assets specifically related to abandoned technology acquired for a specific customer, all of which relates to continuing operations.

Other charges

During the nine months ended September 30, 2008, the Company recorded a loss of $79.1 million in continuing operations as a result of the sale of a portion of its Mountain View facilities, as described in Note 7, “Other Balance Sheet Items.” The sale of Mountain View facilities was consummated during the second quarter of 2008 as a result of the 2008 restructuring plan to divest or wind down the non-core businesses. During the three and nine months ended September 30, 2007, the Company recorded a charge of $0.5 million and $8.9 million, respectively, for excess and obsolete property and equipment. Of the total consolidated other charges, $0.1 million and $0.9 million relates to discontinued operations for the three and nine months ended September 30, 2007, respectively.

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s reportable segments during the nine months ended September 30, 2008:

	Internet Infrastructure and Identity Services	Other Services	Total
	(In thousands)
Balance at December 31, 2007	$352,833	$729,587	$1,082,420
Divestiture of businesses	—	(19,726)	(19,726)
Impairment	—	(45,793)	(45,793)
Reclassification to assets held for sale	—	(664,068)	(664,068)
Other adjustments (1)	2,224	—	2,224

Balance at September 30, 2008	$355,057	$—	$355,057

(1)	Other adjustments consist of foreign exchange fluctuations.

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

During the second quarter of 2008, the Company performed an impairment review of its Naming Services, SSL Certificate Services, IAS and VeriSign Japan reporting units related to its core businesses; and the Post-pay and Messaging Services reporting units related to its non-core businesses. In accordance with SFAS 142, the Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. The comparison of fair value to carrying value represents Step 1 of the two-step approach required by SFAS 142. The estimated fair value of each reporting unit was computed using the combination of the income and market valuation approach. Each of the reporting units reviewed for impairment, except for the Post-pay reporting unit, had a fair value in excess of its carrying value and no further analysis was required. The Post-pay reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its Post-pay reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value.

A Step 2 analysis required the Company to allocate the fair value of the Post-pay reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a current business combination and the fair value of the reporting unit was the price paid to acquire it. Prior to this allocation of the assets to the reporting unit, the Company assessed the long-lived assets, other than goodwill, of that unit for impairment, and determined they were not impaired. Based on this allocation, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities resulted in a goodwill impairment of $45.8 million relating to the Post-pay reporting unit, which is classified as a discontinued operation for the nine months ended September 30, 2008.

VeriSign’s other intangible assets are comprised of:

	September 30, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$29,294	$(13,185)	$16,109
Technology in place	18,605	(10,560)	8,045
Non-compete agreements	3,383	(2,435)	948
Trade name	5,800	(2,014)	3,786
Other	1,000	(583)	417

Total other intangible assets	$58,082	$(28,777)	$29,305

	December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$212,978	$(152,844)	$60,134
Technology in place	212,377	(179,144)	33,233
Carrier relationships	36,300	(26,864)	9,436
Non-compete agreements	30,154	(19,089)	11,065
Trade names	12,968	(7,425)	5,543
Other	9,000	(6,619)	2,381

Total other intangible assets	$513,777	$(391,985)	$121,792

Fully amortized other intangible assets are not included in the above tables. At September 30, 2008, the net carrying value of other intangible assets included in the 3IS segment totaled $25.5 million. At December 31, 2007, the net carrying value of other intangible assets which relate to businesses that have been divested or classified as disposal groups held for sale as of September 30, 2008, totaled $84.3 million. Estimated future amortization expense related to other intangible assets at September 30, 2008, is as follows:

(In thousands)
2008 (remaining 3 months)	$2,848
2009	10,524
2010	7,567
2011	4,409
2012	2,262
Thereafter	1,695

$29,305

Note 7. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Prepaid expenses	$29,135	$25,344
Deferred tax assets	43,324	46,080
Non-trade receivables	20,700	19,763
Other	1,303	71,854

Total prepaid expenses and other current assets	$94,462	$163,041

Non-trade receivables primarily consist of income tax receivables and value added tax receivables. Other, at December 31, 2007, primarily consists of pass-through receivables, which are amounts that the Company collects from its customers that are due to third-party vendors as part of a revenue sharing agreement. As of September 30, 2008, pass-through receivables are included in assets held for sale.

Property and Equipment, Net

The following table presents the detail of Property and equipment, net:

	September 30, 2008	December 31, 2007
	(In thousands)
Land	$133,746	$222,750
Buildings	127,866	118,220
Computer equipment and software	286,953	738,549
Capital work in progress	19,430	69,298
Office equipment, furniture and fixtures	14,923	33,408
Leasehold improvements	47,190	47,510

Total cost	630,108	1,229,735
Less: accumulated depreciation and amortization	(256,011)	(607,818)

Total property and equipment, net	$374,097	$621,917

During the second quarter of 2008, the Company sold certain property and equipment in its Mountain View, California, location for net cash proceeds of $47.6 million. The sale primarily included land with a total cost of $88.1 million and buildings with a total cost of $50.1 million. The accumulated depreciation of the Mountain View property which was sold was $12.5 million.

Restricted Cash

In September 2008, the trust established during 2004 for the Company’s director and officer liability self-insurance coverage was terminated, and as a result $45.0 million was released from the trust. As of September 30, 2008, the amount is recorded as Cash and cash equivalents as the Company’s ability to use it is no longer restricted.

As of September 30, 2008, the Company has $2.1 million classified as restricted cash, of which $0.5 million is pledged as collateral for standby letters of credit that guarantee certain of its contractual obligations relating to its real estate lease agreements, and $1.6 million represents employee payroll withholdings, net of claims, paid related to the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines.

Other Assets

Other assets consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Long-term deferred tax assets	$245,768	$230,695
Long-term note receivable	4,363	15,000
Long-term investments	5,994	6,385
Debt issuance costs	27,428	28,411
Security deposits and other	12,789	10,156

Total other assets	$296,342	$290,647

Long-term note receivable as of September 30, 2008, included a working capital loan provided under a promissory note to the joint ventures described in Note 3, “Joint Ventures.” The promissory note bears an interest rate of 6% per annum and is receivable in December 2011. The promissory note may be optionally repaid by the borrower at any time before maturity. In October 2008, the Company sold its remaining 49% interest in the joint ventures to Fox, and the outstanding balance of the promissory note was settled pursuant to the sale agreement with Fox. Debt issuance costs represent costs incurred upon the issuance of the Convertible Debentures and credit facility which are being amortized over their respective terms.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Accounts payable	$12,062	$9,075
Accrued employee compensation	100,645	136,891
Customer deposits	21,923	115,014
Taxes payable and other tax liabilities	51,383	25,847
Other accrued liabilities	78,819	111,297

Total accounts payable and accrued liabilities	$264,832	$398,124

Customer deposits, at December 31, 2007, primarily consist of payables related to pass-through receivables as part of a revenue sharing agreement. As of September 30, 2008, customer deposits relating to the pass-through receivables are included in assets held for sale.

Note 8. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net (loss) income	$(200,034)	$14,954	$(274,181)	$71,990
Change in unrealized (loss) gain on investments, net of tax	(91)	(493)	(406)	2,389
Foreign currency translation adjustments	284	7,210	9,400	5,739

Comprehensive (loss) income	$(199,841)	$21,671	$(265,187)	$80,118

Note 9. Credit Facility

VeriSign has a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is available for cash borrowings up to $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. During the first quarter of 2008, the Company borrowed $200.0 million and repaid $60.0 million under the Facility. During the second quarter of 2008, the Company repaid the previously outstanding loan balance of $140.0 million under the Facility. As of September 30, 2008, the Company did not have any outstanding borrowings under the Facility and the Company had utilized $1.4 million for outstanding letters of credit. The Company’s Credit Agreement contains negative covenants that limit its ability to sell assets and freely deploy the proceeds it receives from such sales, subject to exceptions based on the size and timing of the sales. As of September 30, 2008, the Company was in compliance with all covenants under the Facility.

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

The following table presents the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Income:
Income from continuing operations	$43,720	$11,553	$47,919	$45,054
Discontinued operations, net of tax	(243,754)	3,401	(322,100)	26,936

Net (loss) income	$(200,034)	$14,954	$(274,181)	$71,990

Weighted-average shares:
Weighted-average common shares outstanding	193,853	240,054	198,622	242,570
Weighted-average potential common shares outstanding:
Stock options	1,154	4,533	1,805	4,425
Unvested restricted stock awards	923	739	1,111	586
Conversion spread related to convertible debentures	—	—	1,103	—
Employee stock purchase plans	—	211	310	171

Shares used to compute diluted net income per share	195,930	245,537	202,951	247,752

Income per share:
Basic:
Continuing operations	$0.23	$0.05	$0.24	$0.19
Discontinued operations	(1.26)	0.01	(1.62)	0.11

Net (loss) income	$(1.03)	$0.06	$(1.38)	$0.30

Diluted:
Continuing operations	$0.22	$0.05	$0.24	$0.18
Discontinued operations	(1.24)	0.01	(1.59)	0.11

Net (loss) income	$(1.02)	$0.06	$(1.35)	$0.29

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Weighted-average stock options outstanding	4,353	5,842	4,100	8,022
Weighted-average exercise price	$33.09	$46.27	$32.87	$53.68
Weighted-average restricted stock awards outstanding	657	75	38	573
Employee stock purchase plans	346	—	—	—

Note 11. Repurchase of Common Stock

On January 31, 2008, the Board of Directors of VeriSign authorized a stock repurchase program (“2008 Stock Repurchase Program”) having an aggregate purchase price of up to $600.0 million of its common stock. On February 8, 2008, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement to repurchase $600.0 million of its common stock under the 2008 Stock Repurchase Program. The Company paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The ASR agreement was completed on July 10, 2008, when the Company received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the ASR agreement. The average price per share paid by the Company on the ASR agreement was $36.33. On August 5, 2008, the Company’s Board of Directors authorized additional stock repurchases under its 2008 Stock Repurchase Program having an aggregate purchase price of up to $680.0 million of the Company’s common stock. As of September 30, 2008, $680.0 million remained available for further repurchases under the 2008 Stock Repurchase Program.

In 2006, the Board of Directors authorized a stock repurchase program (“2006 Stock Repurchase Program”) with no expiration date to repurchase up to $1.0 billion of its common stock. In July 2008, the Company repurchased approximately 3.5 million shares of its common stock at an average stock price of $34.38 per share for an aggregate cost of $120.0 million under the 2006 Stock Repurchase Program. During the first quarter of 2008, the Company repurchased approximately 15.9 million shares of its common stock at an average stock price of $33.85 per share for an aggregate cost of $544.7 million under the 2006 Stock Repurchase Program. Since inception of the 2006 Stock Repurchase Program, the Company has repurchased approximately 20.1 million shares at an average stock price of $33.79 per share for an aggregate cost of $680.0 million. As of September 30, 2008, $320.0 million remained available for further repurchases under the 2006 Stock Repurchase Program.

In aggregate, as of November 7, 2008, $1.0 billion is available for repurchase of the Company’s common stock under the Company’s stock repurchase programs.

Note 12. Segment Information

Description of segments

As a result of a comprehensive review of its business strategy, VeriSign changed its reportable segments in 2008. Previously, the Company had the following two reportable segments: ISG and CSG. As of September 30, 2008, the Company’s business consists of the following reportable segments: 3IS, and Other Services. The 3IS segment is comprised of Naming Services, SSL Certificate Services, IAS and VeriSign Japan. The Naming Services business is the authoritative directory provider of all .com, .net, .cc, and .tv domain names. SSL Certificate Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and web servers. IAS includes managed public key infrastructure (“PKI”) services, unified authentication services, and identity protection services. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of resale of SSL Certificate Services and IAS.

The Other Services segment consists of the continuing operations of non-core businesses as well as legacy products and services. The non-core businesses that the Company plans to divest or wind down primarily include its pre-pay billing and payment services and real-time publishing services.

The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

The following table presents the results of VeriSign’s reportable segments:

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Three months ended September 30, 2008:
Revenues	$239,728	$6,324	$246,052
Cost of revenues	39,785	2,353	42,138

	$199,943	$3,971	$203,914

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Three months ended September 30, 2007:
Revenues	$202,916	$12,828	$215,744
Cost of revenues	31,142	6,269	37,411

	$171,774	$6,559	$178,333

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Nine months ended September 30, 2008:
Revenues	$695,776	$29,216	$724,992
Cost of revenues	114,320	10,238	124,558

	$581,456	$18,978	$600,434

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Nine months ended September 30, 2007:
Revenues	$577,079	$59,378	$636,457
Cost of revenues	84,397	33,540	117,937

	$492,682	$25,838	$518,520

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Total revenues from reportable segments	$246,052	$215,744	$724,992	$636,457
Total cost of revenues from reportable segments	42,138	37,411	124,558	117,937
Unallocated operating expenses (1)	136,111	166,498	519,957	554,205

Operating income (loss)	67,803	11,835	80,477	(35,685)
Other (loss) income, net	(12,688)	(6,408)	(20,107)	86,109

Income from continuing operations before income taxes, (loss) earnings from unconsolidated entities and minority interest	$55,115	$5,427	$60,370	$50,424

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring, impairments and other charges (reversals), net, and amortization of other intangible assets.

Geographic Revenues

The following table presents a comparison of the Company’s geographic revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
United States	$163,689	$156,592	$489,341	$482,352
Switzerland	58,145	34,215	155,948	63,315
Japan	18,322	17,450	57,893	51,691
Other	5,896	7,487	21,810	39,099

Total revenues	$246,052	$215,744	$724,992	$636,457

VeriSign operates in North America, Europe, Australia, Latin America, South Africa, Japan and certain other countries in the Asia Pacific region. Revenues are generally attributed to the respective countries in which the VeriSign contracting entities are located, which does not necessarily reflect the location of the Company’s customers.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	September 30, 2008	December 31, 2007
	(In thousands)
Americas:
United States	$347,619	$592,554
CALA (1)	33	1,130

Total Americas	347,652	593,684
EMEA (2)	7,898	10,005
APAC (3)	18,547	18,228

Total property and equipment, net	$374,097	$621,917

(1)	Canada and Latin America (“CALA”)

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Australia, Japan and Asia Pacific (“APAC”)

Note 13. Other (Loss) Income, Net

The following table presents the components of other (loss) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Interest income	$3,981	$11,308	$15,004	$28,039
Interest expense	(10,278)	(5,061)	(30,578)	(7,644)
Net loss on sale and impairment of investments	(6,829)	(4,314)	(6,571)	(3,429)
Net gain on divestiture of businesses	—	—	1,611	74,999
Unrealized gain on joint venture call options	—	3,992	—	7,747
Unrealized (loss) gain on contingent interest derivative on convertible debentures	(420)	(12,589)	1,664	(12,589)
Income from transition services agreements	1,224	—	2,590	—
Other, net	(366)	256	(3,827)	(1,014)

Total other (loss) income, net	$(12,688)	$(6,408)	$(20,107)	$86,109

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived principally from interest on VeriSign’s Convertible Debentures. Income from transition services agreements includes income generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. Other, net, primarily consists of foreign exchange rate gains and losses.

Note 14. Income Taxes

For the three and nine months ended September 30, 2008, the Company recorded income tax expense for continuing operations of $8.1 million and $6.6 million, respectively. For the three and nine months ended September 30, 2007, the Company recorded income tax benefit for continuing operations of $8.0 million and income tax expense of $5.2 million, respectively. The increase in income tax expense for continuing operations was primarily attributable to the increase in income from continuing operations before income taxes.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. These deferred tax assets consist primarily of investments with differing book and tax bases, capital loss carryforwards, and net operating losses related to certain foreign operations.

As of September 30, 2008, the Company had an unrecognized tax benefit for income taxes associated with uncertain tax positions of $25.4 million. If the liabilities associated with these uncertain tax positions are recognized in the future, the entire amount of unrecognized tax benefits would affect the effective tax rate. During the three and nine months ended September 30, 2008, the Company recorded a decrease in unrecognized tax benefits associated with uncertain tax positions of $16.0 million and $15.9 million, respectively, as a result of a lapse of a statute of limitation. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2008, the Company had $11.4 million of accrued interest and penalties relating to uncertain tax positions. For the three and nine months ended September 30, 2008, the Company expensed $0.4 million and $1.3 million, respectively, for interest and penalties related to income tax liabilities through income tax expense. For the three and nine months ended September 30, 2007, the Company expensed $0.7 million and $2.5 million, respectively, for interest and penalties related to income tax liabilities through income tax expense.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investments in money market funds	$228,662	$—	$248,403	$477,065
Equity investments	391	—	—	391

Total	$229,053	$—	$248,403	$477,456

Liabilities:
Foreign currency forward contracts	$—	$1,675	$—	$1,675
Contingent interest derivative on convertible debentures	—	—	12,500	12,500

Total	$—	$1,675	$12,500	$14,175

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents. In September 2008, there was a major disruption in the global credit markets due to the rising concerns about possible financial institution defaults, the bankruptcy filing of Lehman Brothers Holdings Inc. and the potential for a deep economic recession. Following these disruptions, certain money market funds managed by The Reserve made various announcements that their underlying portfolios had experienced a loss of principal, the redemption rights of all holders were suspended indefinitely and the funds would be liquidated. As of September 30, 2008, the Company had $256.6 million invested in The Reserve’s Primary Fund (“Primary Fund”) and The Reserve International Liquidity Fund, Ltd. (“International Fund”) which it had previously classified as Cash and cash equivalents and has now classified as Short-term investments. Due to the lack of an active market for most corporate and bank debt securities, the Company assessed the fair value of the underlying securities within the Primary Fund and the International Fund based on a review of investment ratings of the underlying securities within the money-market funds coupled with an evaluation of the expected maturity value and the current performance of the securities within the funds in meeting scheduled payments of principal and interest. The Company based its estimates on historical experience and various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying values of its investments in the Primary Fund and the International Fund. The Company believes its investments in the Primary Fund and the International Fund have experienced a decline in fair value that is other-than-temporary and has, therefore, recognized an impairment loss of $8.2 million in Other (loss) income, net. This impairment is primarily related to the underlying securities of Lehman Brothers Holdings Inc. held in the Primary Fund and the International Fund. As there is a lack of an active market and as the Company has utilized its own assumptions to assess the fair value of its investments in the Primary Fund and the International Fund, the overall fair value measurement of such investments has been transferred from Level 1 into Level 3.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are included in Accounts payable and accrued liabilities. The Company recorded unrealized losses related to changes in the fair value of its foreign currency forward contracts in Other (loss) income, net. The Company recorded unrealized losses of $0.3 million and $1.7 million for the three and nine months ended September 30, 2008, respectively, and unrealized losses of $0.1 million and $0.8 million for the three and nine months ended September 30, 2007, respectively, related to changes in the fair value of its foreign currency forward contracts.

Equity investments relate to the Company’s investments in the securities of other public companies. The fair value of these investments is based on the quoted market prices of the underlying shares. Such investments are included in Short-term investments.

The Company’s Convertible Debentures have contingent interest payments that are considered to be an embedded derivative. The Company accounts for the embedded derivative separately from the Convertible Debentures at fair value, with gains and losses reported in Other (loss) income, net. The Company has utilized a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the embedded derivative. The inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. As several significant inputs are not observable, the overall fair value measurement of the embedded derivative is classified as Level 3.

The following table summarizes the changes in the fair value of the Company’s Level 3 assets and liabilities:

	Nine Months Ended September 30, 2008
	Investments in money market funds	Contingent interest derivative on convertible debentures
	(In thousands)
Balance at December 31, 2007	$—	$14,164
Transfers in from Level 1	256,571	—
Realized loss on other-than-temporary impairment of investment (1)	(8,168)	—
Unrealized gain on contingent interest derivative on convertible debentures (1)	—	(1,664)

Balance at September 30, 2008	$248,403	$12,500

(1)	Included in Other (loss) income, net.

Note 16. Commitments and Contingencies

Lease Commitments

On June 19, 2008, the Company entered into a lease agreement with the purchaser of its Mountain View property. Under the terms of the lease agreement, the Company will lease the property for an initial term of 30 months, which will expire on December 31, 2010, with an option to extend the lease for five years from the date of expiration of the initial term. The Company’s lease obligations under the initial term will be approximately $3.1 million, $5.6 million and $5.4 million in 2008, 2009 and 2010, respectively.

Legal Proceedings

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the U.S. District Court for the District of Arizona asserting infringement of certain patents. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of one of the patents and the Court has dismissed with prejudice all claims of infringement of such patent. In its ruling on the claim construction issues, the Court found some of the claims asserted against VeriSign to be valid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Only one claim remains in the case. On July 13, 2007, the Court issued an order granting summary judgment in favor of VeriSign based on the Court’s finding that such claim is invalid, and denying all other pending dispositive motions. On August 29, 2007, plaintiff filed a Notice of Appeal. On September 19, 2007, the U.S. Court of Appeals for the Federal Circuit docketed the appeal. On October 20, 2008, the appellate court issued a decision that affirmed in part and reversed in part the summary judgment order and remanded the case for further proceedings in the trial court. While the Company cannot predict the outcome of this lawsuit, it believes that the allegations are without merit.

On February 14, 2005, Southeast Texas Medical Associates, LLP filed a putative class action lawsuit in the Superior Court of California, alleging violations of the unfair competition laws, breach of express warranty and unjust enrichment relating to VeriSign’s Secure Site Pro SSL certificates. The complaint is brought on behalf of a class of persons who purchased the Secure Site Pro SSL certificates from February 2001 to present. On April 17, 2006, the class was certified and class notice was issued on May 21, 2007. VeriSign disputes these claims. In March 2008, the parties entered into a settlement agreement to resolve this matter. The settlement became final on July 15, 2008.

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

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in U.S. District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in state court (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative actions are stayed pending resolution of the federal action. The Company is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007.

Those motions were granted on September 14, 2007. On November 16, 2007, a second amended shareholder derivative complaint was filed wherein the Company was again named as a nominal defendant. By stipulation and Court order, defendants’ obligation to respond to the second amended shareholder derivative complaint has been continued pending informal efforts by the parties to resolve the action. On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign’s common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in state court under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. VeriSign and the individual defendants dispute all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint were granted with leave to amend in August 2008.

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

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against VeriSign, Inc., m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” Both Herbert and Bentley are currently pending in the U.S. Court of Appeals for the Ninth Circuit awaiting resolution of defendants’ petition for interlocutory appeal of the District Court’s denial of a motion to dismiss. While the Company cannot predict the outcome of any of these matters, it believes that the allegations in each of them are without merit and intends to vigorously defend against them.

On October 9, 2007, the Associated Press filed a complaint in the U.S. District Court for the Southern District of New York against Moreover Technologies, Inc. and VeriSign, Inc. for copyright and trademark infringement and other claims arising from the Real Time Publishing business. The complaint seeks unspecified compensatory, punitive and treble damages and a permanent injunction. The parties resolved this dispute and the case was dismissed on August 15, 2008.

On April 30, 2008, Prism Technologies LLC filed a complaint against VeriSign in the U.S. District Court for the District of Nebraska alleging that VeriSign’s manufacture, sale and use of “security certificates” infringes a U.S. patent. While the Company cannot predict the outcome of this matter, it intends to vigorously defend against the claims.

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

Note 17. Subsequent Events

On October 6, 2008, VeriSign sold its aggregate remaining 49% interest in the joint ventures described in Note 3, “Joint Ventures,” to Fox for approximately $200 million. Pursuant to the sale agreement, certain outstanding debts and accrued but unpaid interest owed among the Company and the joint ventures have been repaid, and the parties have agreed to the settlement and discharge of all other payments among them as of the date of the agreement.

On October 1, 2008, VeriSign completed its acquisition of Global Name Registry, Ltd., a United Kingdom based company that manages and operates the .name top level domain. VeriSign paid approximately $10.7 million in cash for the acquisition, which included approximately $0.6 million to cover certain transaction costs.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”), which includes the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007, and before January 1, 2010. The impact of the change in the tax law will be recognized in the Company’s fourth quarter, which is the quarter in which the Act was enacted. The Company currently estimates the income tax benefit resulting from the change in the tax law to range between $4.5 million and $6.0 million.

On October 31, 2008, VeriSign sold its Communications Consulting business in a management buyout transaction.

On October 31, 2008, VeriSign received a distribution of approximately $63 million from the Primary Fund. This represents approximately 50% of the Company’s total investment in the Primary Fund. As of November 7, 2008, the Company has not received any distribution from the International Fund.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

Except for historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2008 and our 2007 Form 10-K, which was filed on February 29, 2008, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The Naming Services business is the exclusive registry of all .com, .net, .cc and .tv domain names and maintains a shared registration system that allows registrars to enter new names in the master directory and to submit modifications, transfers, re-registrations and deletions for their domain names. The SSL Certificate Services business enables our on-line customers, such as enterprises or Internet merchants, to authenticate themselves to their end users and encrypt Internet communications through use of public key infrastructure (“PKI”) and SSL protocol. The IAS business includes managed PKI services, unified authentication services, and identity protection services, all of which provide services intended to help enterprises secure intranets, extranets and other applications and devices and provide authentication credentials. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of resale of SSL Certificate Services and IAS.

The Other Services segment consists of the continuing operations of non-core businesses as well as legacy products and services. The businesses included in the Other Services segment provide pre-pay billing and payment services and real-time publishing services.

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy calls for a divestiture or winding down of all the business lines in our former Communications Services Group (“CSG”), and all business lines in our former Internet Services Group (“ISG”) except for our core businesses. The business lines that we expect to divest, including those that have been sold since the fourth quarter of 2007, accounted for approximately 50% of our overall revenues in fiscal 2007. The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current economic crisis and potential continued deterioration of the credit markets. While we are executing our divestiture plan, we will experience additional risks, including, but not limited to the disruption of our business and the potential loss of key employees; difficulties separating operations, services, products and personnel; the potential damage to relationships with our existing customers; and the delay in completion of transition services. For example, our divestiture plan will require a substantial amount of management, administrative and operational resources. Once our divestiture plan is completed, the scale and scope of our operations will decrease in absolute terms, which we expect will allow our remaining core businesses to benefit from a more efficient and streamlined operational structure. However, we cannot assure you that we will be able to achieve the full strategic and financial benefits we expect from the divestiture of our non-core businesses and there is no guarantee that the planned divestitures will occur or will not be significantly delayed.

Our Core Businesses

Our core businesses consist of our Naming Services, SSL Certificate Services, and IAS businesses.

Naming Services

As of September 30, 2008, we had approximately 89.4 million domain names registered under the .com and .net registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates. Although growth in absolute number of registrations remains greatest in mature markets such as the U.S. and Western Europe, growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. and Europe where Internet penetration has demonstrated the greatest potential for growth. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

SSL Certificate Services

As of September 30, 2008, we had an installed base of SSL certificates of approximately 1.1 million. We currently offer the following SSL Certificate Services: VeriSign®, GeoTrust®, and thawte® branded certificates. The major factors impacting the growth and performance of our SSL Certificate Services business are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions, we expect continued revenue growth in our business, primarily in markets outside of the U.S. where e-commerce has the largest growth potential.

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

Business Highlights and Trends—Three and nine months ended September 30, 2008

Our 3IS segment recorded revenues of $239.7 million and $695.8 million during the three and nine months ended September 30, 2008, respectively, experiencing an increase of 18% and 21%, respectively, from the same periods last year. For the three and nine months ended September 30, 2008, domestically and internationally, we experienced revenue growth in all of the businesses in the 3IS segment, with the largest growth coming from our Naming Services business. Our increased revenues are primarily related to the continued Internet growth and adoption which has, in turn, resulted in an increase in active domain names ending in .com and .net, an increase in the installed base of SSL certificates and an increase in demand for our identity and authentication services.

Our Other Services segment recorded revenues of $6.3 million and $29.2 million during the three and nine months ended September 30, 2008. We expect revenues for our Other Services segment to decrease in absolute dollars as we divest or wind down non-core businesses.

We recorded a net loss of $200.0 million and $274.2 million during the three and nine months ended September 30, 2008, respectively, as compared to a net income of $15.0 million and $72.0 million during the three and nine months ended September 30, 2007, respectively. Our net loss during the three and nine months ended September 30, 2008, is primarily a result of the estimated losses on our assets held for sale of $237.4 million and $308.8 million, respectively, classified as discontinued operations, offset by the net income from continuing operations for those periods.

In the third quarter of 2008, we classified our Messaging and Post-pay businesses as assets held for sale. The current and historical operations, including estimated losses on these disposal groups are presented as discontinued operations for all periods presented.

In September 2008, there was a major disruption in the global credit markets due to the rising concerns about possible financial institution defaults, the bankruptcy filing of Lehman Brothers Holdings Inc. and the potential for a deep economic recession. Following these disruptions, certain money market funds managed by The Reserve made various announcements that their underlying portfolios had experienced a loss of principal, the redemption rights of all holders were suspended indefinitely and the funds would be liquidated. As of September 30, 2008, we had $256.6 million invested in the Primary Fund and the International Fund which we had previously classified as Cash and cash equivalents and have now classified as Short-term investments. Due to the lack of an active market for most corporate and bank debt securities, we assessed the fair value of the underlying securities within the Primary Fund and the International Fund based on a review of investment ratings of the underlying securities within the money-market funds coupled with an evaluation of the expected maturity value and the current performance of the securities within the funds in meeting scheduled payments of principal and interest. We based our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of our investments in the Primary Fund and the International Fund. We believe our investments in the Primary Fund and the International Fund have experienced a decline in fair value that is other-than-temporary and have, therefore, recognized an impairment loss of $8.2 million in Other (loss) income, net. This impairment is primarily related to the underlying securities of Lehman Brothers Holdings Inc. held in the Primary Fund and the International Fund. On October 31, 2008, we received a distribution of approximately $63 million from the Primary Fund. This represents approximately 50% of our total investment in the Primary Fund. As of November 7, 2008, we have not received any distribution from the International Fund.

In September 2008, the trust established during 2004 for our director and officer liability self-insurance coverage was terminated, and as a result $45.0 million was released from the trust. As of September 30, 2008, the amount is recorded as Cash and cash equivalents as our ability to use it is no longer restricted.

In July 2008, we repurchased approximately 3.5 million shares of our common stock at an average stock price of $34.38 per share for an aggregate cost of $120.0 million under the 2006 Stock Repurchase Program. In July, the ASR agreement that was entered into in February 2008 was completed and we received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the ASR agreement. On August 5, 2008, our Board of Directors authorized additional stock repurchases under our 2008 Stock Repurchase Program having an aggregate purchase price of up to $680.0 million of the Company’s common stock.

In July 2008, we invested an additional amount of $15.7 million pursuant to capital calls approved by the board of managers of the joint ventures with Fox, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the joint ventures. In October 2008, we sold our aggregate remaining 49% interest in the joint ventures to Fox for approximately $200 million.

In June 2008, we sold certain land and buildings located in Mountain View, California, for net cash proceeds of $47.6 million. At the time of closing, we entered into a separate lease agreement with the purchaser of the Mountain View property. We leased the property from the purchaser for an initial term of 30 months, expiring December 31, 2010, with an option to extend the lease for five years from the date of initial term expiration. Our lease obligations under the initial term are $14.1 million. As a result of the sale, we recorded a loss of approximately $79.1 million.

On April 30, 2008, we sold our Digital Brand Management Services (“DBMS”) business which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity for net cash proceeds of $50.4 million and recorded a gain on sale of $30.6 million. The net cash proceeds include $5.0 million that was placed in an escrow account to cover any contingent claims made by the buyer against us through April 30, 2009. If no claims are made, the amount in escrow will be released to us during the second quarter of fiscal 2009. The DBMS business was part of our former ISG segment. The historical results of operations of the DBMS business have been classified as discontinued operations for all periods presented.

On April 30, 2008, we sold our Content Delivery Network (“CDN”) business which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale, for net cash proceeds of $1.0 million and recorded a gain on sale of $2.0 million. We have retained an equity ownership in the CDN business and have accounted for our investment in the CDN business on an equity method basis. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The CDN business was part of our former CSG segment.

On March 31, 2008, we sold our Self-Care and Analytics (“SC&A”) business unit, which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems, for net cash proceeds of $14.2 million and recorded a gain on sale of $1.0 million. The SC&A business was part of our former CSG segment. The historical results of operations of the SC&A business have been classified as discontinued operations for all periods presented.

Our 2008 restructuring plan, was announced in late 2007 to complement our divestiture plan. We recorded $58.2 million in restructuring charges related to the 2008 restructuring plan as of September 30, 2008, of which expenses related to severance and benefit costs for terminated employees, inclusive of amounts for discontinued operations, totaled $55.9 million. Since announcing the 2008 restructuring plan, we have reduced our headcount in businesses targeted for divestiture, either through sale of businesses, employee terminations or voluntary resignations.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements.

Subsequent Events

On October 6, 2008, we sold our aggregate remaining 49% interest in the joint ventures to Fox for approximately $200 million. Pursuant to the sale agreement, certain outstanding debts and accrued but unpaid interest owed among us and the joint ventures have been repaid, and we have agreed to the settlement and discharge of all other payments among us and the joint ventures as of the date of the agreement.

On October 1, 2008, we completed our acquisition of Global Name Registry, Ltd., a United Kingdom based company that manages and operates the .name top level domain. We paid approximately $10.7 million in cash for the acquisition, which included approximately $0.6 million to cover certain transaction costs.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”), which includes the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007, and before January 1, 2010. The impact of the change in the tax law will be recognized in the Company’s fourth quarter, which is the quarter in which the Act was enacted. We currently estimate the income tax benefit resulting from the change in the tax law to range between $4.5 million and $6.0 million.

On October 31, 2008, we sold our Communications Consulting business in a management buyout transaction.

On October 31, 2008, we received a distribution of approximately $63 million from the Primary Fund. This represents approximately 50% of our total investment in the Primary Fund. As of November 7, 2008, we have not received any distribution from the International Fund.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues	23	28	23	29
Sales and marketing	17	26	18	29
Research and development	9	12	10	12
General and administrative	20	27	21	28
Restructuring, impairments and other charges, net	2	—	15	5
Amortization of other intangible assets	1	2	1	2

Total costs and expenses	72	95	88	105

Operating income (loss)	28	5	12	(5)
Other (loss) income, net	(5)	(3)	(3)	13

Income from continuing operations before income taxes, (loss) earnings from unconsolidated entities and minority interest	23	2	9	8
Income tax (expense) benefit	(3)	4	(1)	(1)
(Loss) earnings from unconsolidated entities, net of tax	(1)	—	(1)	—
Minority interest, net of tax	(1)	(1)	(1)	—

Income from continuing operations	18	5	6	7
Discontinued operations, net of tax	(99)	2	(44)	4

Net (loss) income	(81)%	7%	(38)%	11%

Revenues

We have two reportable segments: Internet Infrastructure and Identity Services and Other Services. A comparison of revenues is presented below:

	Three Months Ended September 30,		% Change
	2008	2007
	(Dollars in thousands)
Internet Infrastructure and Identity Services	$239,728	$202,916	18%
Other Services	6,324	12,828	(51)%

Total revenues	$246,052	$215,744	14%

	Nine Months Ended September 30,		% Change
	2008	2007
	(Dollars in thousands)
Internet Infrastructure and Identity Services	$695,776	$577,079	21%
Other Services	29,216	59,378	(51)%

Total revenues	$724,992	$636,457	14%

The changes in revenues during the three and nine months ended September 30, 2008, are described in the segment discussions that follow.

Internet Infrastructure and Identity Services

3IS segment revenues increased $36.8 million and $118.7 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year.

The following table compares active domain names ending in .com and .net managed by our Naming Services business and the approximate installed base of SSL certificates in our SSL Certificate Services business as of September 30, 2008 and 2007:

	September 30,		% Change
	2008	2007
Active domain names ending in .com and .net	89.4 million	77.0 million	16%
Installed base of SSL certificates	1,095,000	957,000	14%

Naming Services

Revenues in our Naming Services business are derived from registrations for domain names in the .com, .net, .tv, and .cc domain name registries. Revenues from .tv and .cc are not significant. We receive a fixed fee per domain name registered with the .com and .net registries, at a fee per annual registration that is fixed pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”). Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations. During the third quarter of 2008, the growth in the number of domain names registered was primarily driven by continued Internet growth and adoption, though we have seen some signs of slowing growth in domain name registrations for customers engaged in the business of on-line advertising. We expect that new name registrations and renewals from customers engaged in the business of on-line advertising would continue to experience slower growth through 2009.

Our Naming Services revenues increased $26.2 million and $76.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to a 16% year-over-year increase in active domain names ending in .com and .net.

Effective October 1, 2008, our .com and .net domain name registry fees further increased by 7% and 10%, respectively, to $6.86 and $4.23, respectively.

SSL Certificate Services

Revenues in our SSL Certificate Services business are derived from licensing and service fees charged to our customers for the issuance of SSL certificates that authenticate their identity to the third parties with whom they carry out secured transactions. Revenues in the SSL Certificate Services business are related to fees charged per certificate, which are based upon a number of factors, including: (i) the brand name under which the certificate is issued, level of encryption and rigor of authentication; (ii) the number of servers authenticated, and (iii) the duration of the certification. We issue SSL certificates for one, two and three years and the majority of our customers tend to commit to shorter certifications. We have historically experienced strong renewal rates, and have not increased prices for our SSL certificates during the first nine months ended September 30, 2008.

Our SSL Certificate Services revenues increased $9.5 and $34.1 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to a 14% year-over-year increase in the installed base of SSL certificates.

Our installed base SSL Certificates from our GeoTrust® and thawte® brands increased at a higher rate than our higher-priced VeriSign® brand. As a result of this shift to lower-priced brands in our product mix, we expect that our installed base of SSL Certificates will continue to increase at a higher rate than our SSL Certificate revenues.

IAS

Revenues in our IAS business are derived from one-time credential sales to customers seeking network services, and one-time set-up fees. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee. Our managed PKI service is characterized by lower growth rates than other product lines within the IAS business, reflecting the greater maturity of our managed PKI service.

Our IAS revenues increased $1.4 million and $7.2 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to increased demand for our unified authentication and identity protection services.

Other Services

Other Services segment revenues decreased $6.5 million and $30.2 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. The decrease during the three months ended September 30, 2008, as compared to the same period last year, was primarily due to a decrease in revenues from our legacy products. The decrease during the nine months ended September 30, 2008, as compared to the same period last year, was primarily due to the divestiture of our majority ownership interest in our Jamba subsidiary in the first quarter of 2007.

We expect revenues for our Other Services segment to decrease in absolute dollars as we divest or wind down certain non-core businesses in 2008. Upon classification as discontinued operations, the revenues of the non-core businesses will be reclassified from Other Services to discontinued operations.

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

Geographic Revenues

A comparison of our geographic revenues is presented below:

	Three Months Ended September 30,		% Change
	2008	2007
	(In thousands)
United States	$163,689	$156,592	5%
Switzerland	58,145	34,215	70%
Japan	18,322	17,450	5%
Other	5,896	7,487	(21)%

Total revenues	$246,052	$215,744	14%

	Nine Months Ended September 30,		% Change
	2008	2007
	(In thousands)
United States	$489,341	$482,352	1%
Switzerland	155,948	63,315	146%
Japan	57,893	51,691	12%
Other	21,810	39,099	(44)%

Total revenues	$724,992	$636,457	14%

Revenues are generally attributed to the respective countries in which the VeriSign contracting entities are located, which does not necessarily reflect the location of our customers.

Revenues in Switzerland increased $23.9 million and $92.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to the continued implementation of our global business structure including contracting through our foreign subsidiaries for services provided to customers located outside the U.S. and Japan. Revenues in the U.S. increased $7.1 million and $7.0 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to continued growth in our Naming Services and SSL Certificate Services businesses. Revenues in Japan increased $0.9 million and $6.2 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to increases in demand from our SSL Certificate Services and IAS. Revenues from our Other regions decreased $1.6 million and $17.3 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. The decrease in revenues in the Other regions during the nine months ended September 30, 2008, was primarily due to the divestiture of our majority ownership interest in our Jamba subsidiary in the first quarter of 2007.

Mature markets, such as the U.S. and Western Europe, where broadband and e-commerce have seen strong market penetration, may be expected to see consistent incremental growth reflecting the maturity of these markets. We expect to see larger increases in revenues from other EMEA and APAC countries driven by greater growth in international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payment are increasingly adopted.

Cost of revenues

Cost of revenues consist primarily of costs related to providing digital certificate enrollment and issuance services, billing services, operational costs associated with the delivery of our services, customer support and training, consulting and development services, labor costs to provide security and costs of facilities and computer equipment used in these activities.

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
Cost of revenues	$55,880	$60,523	(8)%	$168,719	$185,729	(9)%

Cost of revenues decreased $4.6 million and $17.0 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. Direct cost of revenues decreased $11.2 million during the nine months ended September 30, 2008, as compared to the same period last year, primarily due to the divestiture of our majority ownership interest in Jamba during the first quarter of 2007. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $3.1 million and $2.5 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. The decrease is primarily due to a decrease in headcount related to the 2008 restructuring plan to divest or wind down our non-core businesses. Contract and professional services expenses decreased $0.9 million and $5.4 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to a reduction in spending on consulting services as a result of management’s realignment initiatives relating to the 2008 restructuring plan. Allocated overhead expenses decreased $2.7 million and $4.2 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to a reduction in headcount and general corporate overhead expenses. Telecommunication expenses increased $1.4 million and $4.4 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$41,298	$55,407	(25)%	$133,349	$180,832	(26)%

Sales and marketing expenses decreased $14.1 million and $47.5 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $17.0 million and $36.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. The decrease is primarily due to lower headcount resulting from the 2008 restructuring plan to divest or wind down our non-core businesses. Advertising and marketing expenses increased $5.6 million during the three months ended September 30, 2008, as compared to the same period last year, as we focus on increasing the market penetration of our Naming Services and SSL Certificate Services businesses. Advertising and marketing expenses for the nine months ended September 30, 2008, as compared to the same period last year, remained relatively constant as the increases in advertising expenses for Naming Services and SSL Certificate Services businesses in 2008 were offset by a reduction in spending related to our majority ownership interest in Jamba, which was divested in the first quarter of 2007. Travel expenses decreased $1.4 million and $4.3 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to lower headcount and cost savings that resulted from the initiatives relating to the 2008 restructuring plan. Allocated overhead expenses decreased $2.0 million and $4.7 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to a reduction in headcount and general corporate overhead expenses.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment and support services used in service and technology development.

A comparison of research and development expenses is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
Research and development	$22,337	$25,263	(12)%	$72,089	$78,676	(8)%

Research and development expenses decreased $2.9 million and $6.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $1.5 million and increased $1.9 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to a decrease in headcount related to the 2008 restructuring plan to divest or wind down our non-core businesses, partially offset by increases in compensation and bonuses to employees in our core businesses. Contract and professional services expenses decreased $1.5 million and $8.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily driven by decreased deployment of external consultants resulting from the 2008 restructuring plan initiatives during the first nine months of fiscal 2008. Allocated overhead expenses decreased $1.1 million and $3.3 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to a reduction in headcount and general corporate overhead expenses. Depreciation expenses increased $1.3 million and $2.8 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to an increase in capitalized projects placed into service during the latter half of 2007.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$49,896	$59,268	(16)%	$154,369	$178,663	(14)%

General and administrative expenses decreased $9.4 million and $24.3 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $9.6 million and $21.1 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. The decrease was primarily due to $4.0 million in additional penalties recorded in the third quarter of 2007 that resulted from late payments of federal and state payroll taxes, a reduction in compensation and bonus expenses as a result of a reduction in headcount relating to the 2008 restructuring plan to divest or wind down our non-core businesses and compensation and severance charges related to a former chief executive officer recorded in the second quarter of 2007. The decrease was partially offset by $4.9 million of stock-based compensation expenses related to the acceleration of vesting of stock-based awards for a former chief executive officer in the second quarter of 2008. Contract and professional services expenses decreased $2.4 million and $5.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to cost savings initiatives and reduction in external services as a result of our plan to divest or wind-down our non-core businesses. Legal expenses increased $1.6 million and decreased $6.0 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year. The increase in legal expenses during the three months ended September 30, 2008, as compared to the same period last year, was primarily due to an increase in litigation expenses and legal consulting fees related to our plan to divest or wind down our non-core businesses. The decrease in legal expenses during the nine months ended September 30, 2008, as compared to the same period last year, was primarily due to the reversal of certain previously accrued litigation expenses.

Restructuring, impairments and other charges (reversals), net

A comparison of restructuring, impairments and other charges (reversals), net, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
2008 restructuring plan charges	$5,959	$—	$27,854	$—
2007 restructuring plan (reversals) charges	—	(1,329)	369	20,573
2003 and 2002 restructuring plan (reversals) charges	—	(51)	60	91

Total restructuring charges (reversals) for continuing operations	5,959	(1,380)	28,283	20,664
Impairments and other charges for continuing operations	14	350	79,083	12,937

Total restructuring, impairments and other charges (reversals), net, for continuing operations	5,973	(1,030)	107,366	33,601

Total restructuring, impairments and other charges, net, for discontinued operations	244,346	3,036	384,908	10,596

Total restructuring, impairments and other charges, net	$250,319	$2,006	$492,274	$44,197

2008 Restructuring Plan: In late 2007, we announced a restructuring plan to change our business strategy to be more aligned with our core competencies, which are to provide highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The restructuring plan includes workforce reductions, abandonment of excess facilities and other exit costs. As of September 30, 2008, we recorded $58.2 million in restructuring charges, inclusive of amounts for discontinued operations, under our 2008 restructuring plan. See Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net,” of the Notes to Condensed Consolidated Financial Statements for further information on our restructuring plans.

Under our 2008 restructuring plan, through the third quarter of fiscal 2008, we notified certain employees of their termination and recognized total consolidated expense relating to severance and benefits costs of $55.9 million, inclusive of amounts for discontinued operations. As part of the 2008 restructuring plan, we anticipate recording additional charges related to our workforce reduction, excess facilities and other exit costs over the next several quarters, the timing of which will primarily depend upon the timing of notification of the employees leaving VeriSign as determined by local employment laws and as we exit facilities. In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. While the estimate of these charges is not yet finalized, the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

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

Estimated losses on assets held for sale

During the three and nine months ended September 30, 2008, we recorded a charge of $237.4 million and $308.8 million, respectively, for estimated losses on assets held for sale, all of which is classified as discontinued operations.

Impairment of goodwill and other intangible assets

During the nine months ended September 30, 2008, we recorded a charge of $45.8 million for an impairment of goodwill related to our Post-pay business, which is classified as discontinued operations. See Note 6, “Goodwill and Other Intangible Assets,” for further information regarding the impairment of goodwill related to the Post-pay business. During the nine months ended September 30, 2007, we wrote-off approximately $4.8 million of other intangible assets specifically related to a significant change in the operations of an asset group, all of which relates to continuing operations.

Other charges

During the nine months ended September 30, 2008, we recorded a loss of $79.1 million in continuing operations as a result of the sale of certain Mountain View facilities. The sale of the Mountain View facilities was consummated during the second quarter of 2008 as a result of our 2008 restructuring plan to divest or wind down our non-core businesses. During the three and nine months ended September 30, 2007, we recorded a charge of $0.5 million and $8.9 million, respectively, for excess and obsolete property and equipment. Of the total consolidated other charges, $0.1 million and $0.9 relates to discontinued operations for the three and nine months ended September 30, 2007, respectively.

Amortization of other intangible assets

A comparison of amortization of other intangible assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Amortization of other intangible assets	$2,865	$4,478	$8,623	$14,641

Amortization of other intangible assets decreased approximately $1.6 million and $6.0 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year, primarily due to certain other intangible assets becoming fully amortized during the latter half of 2007.

Other (loss) income, net

Other (loss) income, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of businesses, realized and unrealized gains and losses on the contingent interest derivative on Convertible Debentures, income from transition services agreements, and the net effect of foreign currency gains and losses.

A comparison of other (loss) income, net, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Interest income	$3,981	$11,308	$15,004	$28,039
Interest expense	(10,278)	(5,061)	(30,578)	(7,644)
Net loss on sale and impairment of investments	(6,829)	(4,314)	(6,571)	(3,429)
Net gain on divestiture of businesses	—	—	1,611	74,999
Unrealized gain on joint venture call options	—	3,992	—	7,747
Unrealized (loss) gain on contingent interest derivative on convertible debentures	(420)	(12,589)	1,664	(12,589)
Income from transition services agreements	1,224	—	2,590	—
Other, net	(366)	256	(3,827)	(1,014)

Total other (loss) income, net	$(12,688)	$(6,408)	$(20,107)	$86,109

Other loss, net, was $12.7 million and $20.1 million during the three and nine months ended September 30, 2008, respectively, as compared to other loss, net, of $6.4 million and other income, net, of $86.1 million during the three and nine months ended September 30, 2007, respectively. Interest income during the three and nine months ended September 30, 2008, as compared to the same periods last year, decreased due to lower average invested balances, primarily resulting from stock repurchase activity during the three and nine months ended September 30, 2008, and lower average interest rates compared to the same periods last year. Interest expense increased during the three and nine months ended September 30, 2008, as compared to the same periods last year, primarily due to the additional interest expense recorded in 2008 related to our Convertible Debentures issued during the third quarter of 2007. During the third quarter of 2008, we recorded a charge of $8.2 million for an other-than-temporary impairment of certain short-term investments as a result of management’s assessment of our investment portfolio with consideration to the current economic market conditions. We have entered into certain transition services agreements with the purchasers of certain divested businesses. The income received from such agreements was $1.2 million and $2.6 million during the three and nine months ended September 30, 2008. We recorded an unrealized loss of $0.4 million and an unrealized gain of $1.7 million during the three and nine months ended September 30, 2008, respectively, on the contingent interest derivative on our Convertible Debentures. Since we are required to mark-to-market the fair value of the contingent interest derivative on our Convertible Debentures at each reporting period, such revaluations could result in further gains or losses.

Income taxes

For the three and nine months ended September 30, 2008, we recorded income tax expense for continuing operations of $8.1 million and $6.6 million, respectively. For the three and nine months ended September 30, 2007, we recorded income tax benefit for continuing operations of $8.0 million and income tax expense of $5.2 million, respectively. The increase in income tax expense for continuing operations was primarily attributable to the increase in income from continuing operations before income taxes.

(Loss) earnings from unconsolidated entities, net of tax

(Loss) earnings from unconsolidated entities, net of tax, represent the net (loss) income recognized from the joint ventures entered into with Fox.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
(Loss) earnings from unconsolidated entities, net of tax	$(2,509)	$216	$(3,099)	$2,412

Earnings from unconsolidated entities, net of tax, decreased during the three and nine months ended September 30, 2008, respectively, as compared to the same periods last year primarily due to a decrease in revenues and an increase in operating expenses in the joint ventures.

Minority interest, net of tax

Minority interest, net of tax, represents the portion of net income belonging to minority shareholders of our consolidated subsidiary, VeriSign Japan.

A comparison of minority interest is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Minority interest, net of tax	$(815)	$(2,054)	$(2,710)	$(2,541)

Minority interest, net of tax, decreased during the three months ended September 30, 2008, as compared to the same period last year, primarily due to an income tax benefit associated with our Japan subsidiary during the third quarter of 2007. Minority interest, net of tax, increased, during the nine months ended September 30, 2008, as compared to the same period last year, due to an increase in net income from our Japan subsidiary primarily due to an increase in SSL Certificate Services revenues.

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

As of September 30, 2008, businesses classified as held for sale and presented as discontinued operations included the following: Messaging, Post-pay, Communications Services, Communications Consulting, and International Clearing (all previously part of our former CSG segment), and ESS (previously part of our former ISG segment). Businesses that have been divested in 2008, and whose results of operations are reflected as discontinued operations include the DBMS business (previously part of our former ISG segment) and the SC&A business (previously part of our former CSG segment). We also sold our CDN business (previously part of our former CSG segment) during the second quarter of 2008. We retained an equity ownership in the CDN business and accounted for the investment on an equity method basis. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenues	$143,075	$160,908	$451,885	$485,265

Income (loss) before income taxes	$11,862	$14,314	$(37,526)	$46,483
Income tax expense	(18,097)	(12,270)	(10,999)	(20,904)

(Loss) income from discontinued operations	(6,235)	2,044	(48,525)	25,579

(Loss) gain on sale of discontinued operations and assets held for sale, before income taxes	(237,519)	1,357	(276,539)	1,357
Income tax benefit	—	—	2,964	—

(Loss) gain on sale of discontinued operations and assets held for sale	(237,519)	1,357	(273,575)	1,357

Total discontinued operations, net of tax	$(243,754)	$3,401	$(322,100)	$26,936

We incurred losses from discontinued operations for the three and nine months ended September 30, 2008, primarily due to estimated losses on the assets held for sale. See Note 4, “Assets Held for Sale and Discontinued Operations,” of the Notes to Condensed Consolidated Financial Statements for further information on our discontinued operations.

The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current economic crisis and potential continued deterioration of the credit markets.

Liquidity and Capital Resources

	September 30, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$403,525	$1,376,722
Short-term investments	248,794	1,011

Subtotal	652,319	1,377,733
Restricted cash	2,113	46,936

Total	$654,432	$1,424,669

As of September 30, 2008, our principal source of liquidity was $403.5 million of cash and cash equivalents and $248.8 million of short-term investments, principally consisting of money market funds.

In September 2008, there was a major disruption in the global credit markets due to the rising concerns about possible financial institution defaults, the bankruptcy filing of Lehman Brothers Holdings Inc. and the potential for a deep economic recession. Following these disruptions, certain money market funds managed by The Reserve made various announcements that their underlying portfolios had experienced a loss of principal, the redemption rights of all holders were suspended indefinitely and the funds would be liquidated. As of September 30, 2008, we had $256.6 million invested in the Primary Fund and the International Fund which we had previously classified as Cash and cash equivalents and have now classified as Short-term investments. Due to the lack of an active market for most corporate and bank debt securities, we assessed the fair value of the underlying securities within the Primary Fund and the International Fund based on a review of investment ratings of the underlying securities within the money-market funds coupled with an evaluation of the expected maturity value and the current performance of the securities within the funds in meeting scheduled payments of principal and interest. We based our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of our investments in the Primary Fund and the International Fund. We believe our investments in the Primary Fund and the International Fund have experienced a decline in fair value that is other-than-temporary and have, therefore, recognized an impairment loss of $8.2 million in Other (loss) income, net. This impairment is primarily related to the underlying securities of Lehman Brothers Holdings Inc. held in the Primary Fund and the International Fund. On October 31, 2008, we received a distribution of approximately $63 million from the Primary Fund. This represents approximately 50% of our total investment in the Primary Fund. As of November 7, 2008, we have not received any distribution from the International Fund. The timing of additional distributions from these money market funds are currently subject to the discretion of the funds’ boards of directors, possible oversight by the SEC and resolution of certain pending and possible future lawsuits against The Reserve.

The credit and capital markets deteriorated significantly in September and October 2008, and may continue to deteriorate into 2009. If these markets deteriorate further, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and results of operations.

In September 2008, the trust established during 2004 for our director and officer liability self-insurance coverage was terminated, and as a result $45.0 million was released from the trust. As of September 30, 2008, the amount is recorded as Cash and cash equivalents as our ability to use it is no longer restricted.

In August 2008, our Board of Directors authorized additional stock repurchases date under our 2008 Stock Repurchase Program having an aggregate purchase price of up to $680.0 million of the our common stock, increasing the original authorization for stock repurchases under the 2008 Stock Repurchase Program of $600.0 million. In the first quarter of 2008, we entered into an ASR agreement to repurchase $600.0 million of our common stock under the 2008 Stock Repurchase Program and we paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The ASR agreement was completed on July 10, 2008, when we received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the ASR agreement. The average price per share paid on the ASR agreement was $36.33. We currently have $680.0 million remaining for further repurchases under the 2008 Stock Repurchase Program.

In July 2008, we also repurchased approximately 3.5 million shares of our common stock at an average stock price of $34.38 per share for an aggregate of $120.0 million pursuant to a stock repurchase agreement with a financial institution under the 2006 Stock Repurchase Program. As of September 30, 2008, approximately $320.0 million is available for further repurchases under the 2006 Stock Repurchase Program.

In aggregate, as of November 7, 2008, $1.0 billion is available for repurchase of the Company’s common stock under the Company’s stock repurchase programs.

In July 2008, the Company invested an additional amount of $15.7 million pursuant to capital calls approved by the board of managers of the joint ventures with Fox, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the joint ventures. On October 6, 2008, we sold our aggregate remaining 49% interest in the joint ventures to Fox for approximately $200 million. Pursuant to the sale agreement, certain outstanding debts and accrued but unpaid interest owed among us and the joint ventures have been repaid, and we have agreed to the settlement and discharge of all other payments among us and the joint ventures as of the date of the agreement.

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

In June 2008, we entered into a lease agreement with the purchaser of our Mountain View property. Under the terms of the lease agreement, we will lease the property for an initial term of 30 months, which will expire on December 31, 2010, with an option to extend the lease for five years from the date of initial term expiration. Our lease obligations under the initial term will be approximately $3.1 million, $5.6 million and $5.4 million in 2008, 2009 and 2010, respectively.

In the first quarter of 2008, we received $200.0 million from draw-down of our credit facility and repaid $60.0 million of the borrowed amount. In the second quarter of 2008, we repaid the entire outstanding balance of $140.0 million under the credit facility.

In summary, our cash flows were as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$359,066	$267,205
Net cash (used in) provided by investing activities	(186,620)	199,215
Net cash (used in) provided by financing activities	(1,149,727)	90,395
Effect of exchange rate changes on cash and cash equivalents	4,084	2,713

Net (decrease) increase in cash and cash equivalents	$(973,197)	$559,528

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

Net cash provided by operating activities increased for the nine months ended September 30, 2008, as compared to the same period last year, primarily due to non-cash items and changes in operating assets and liabilities offset by the decrease in net income. The non-cash items contributing to the increase primarily include impairment charges for other intangible assets and estimated losses on assets held for sale, loss on sale of certain Mountain View property and equipment, decrease in gain on divestiture of businesses, and unrealized gain on the joint venture call options in 2007. The non-cash items partially offsetting the increase include a decrease in amortization of other intangible assets, and a decrease in unrealized loss on contingent interest derivative on Convertible Debentures in 2007. The changes in operating assets and liabilities was due to changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, accrued restructuring costs and deferred revenues primarily due to the timing of shipments, receipts, purchases and payments.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

Net cash provided by investing activities decreased for the nine months ended September 30, 2008, as compared to the same period last year primarily due to the reclassification of certain cash and cash equivalents to short-term investments, partially offset by cash received from the trust established for our director’s and officer’s liability self-insurance coverage that was terminated during the three months ended September 30, 2008. The decrease was also due to a decrease in proceeds received from maturity and sales of investments for the nine months ended September 30, 2008, and a decrease in proceeds received from divestiture of businesses, net of cash contributed, for the nine months ended September 30, 2008, partially offset by proceeds received from the sale of certain Mountain View property and equipment in the second quarter of 2008.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activities.

Net cash used in financing activities increased for the nine months ended September 30, 2008, as compared to the same period last year. In 2007, we received proceeds from the issuance of Convertible Debentures. The remaining increase in net cash used in financing activities is primarily due to an increase in cash used for stock repurchases and a decrease in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plans.

Other Liquidity and Capital Resources Information

The credit facility is available for cash borrowings up to a maximum of $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. As of September 30, 2008, we had no outstanding borrowings under the credit facility and we had utilized $1.4 million for outstanding letters of credit.

Future operating lease payments include payments related to leases on excess facilities included in our restructuring plans. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense relating to our excess facilities under the 2008 restructuring plans could exceed this estimate by an additional $4.4 million over the next eight years. Cash payments totaling approximately $7.4 million related to the abandonment of excess facilities under the 2008 restructuring plan will be paid over the next eight years. See Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net,” of the Notes to Condensed Consolidated Financial Statements.

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

In September 2008, there was a major disruption in the global credit markets due to the rising concerns about possible financial institution defaults, the bankruptcy filing of Lehman Brothers Holdings Inc. and the potential for a deep economic recession. Following these disruptions, certain money market funds managed by The Reserve made various announcements that their underlying portfolios had experienced a loss of principal, the redemption rights of all holders were suspended indefinitely and the funds would be liquidated. The loss of principal was primarily related to the underlying securities of Lehman Brothers Holdings Inc. in the funds. As of September 30, 2008, we had $256.6 million invested in the Primary Fund and the International Fund which we had previously classified as Cash and cash equivalents and have now classified as Short-term investments. Due to the lack of an active market for most corporate and bank debt securities, we assessed the fair value of the underlying securities within the Primary Fund and the International Fund based on a review of investment ratings of the underlying securities within the money-market funds coupled with an evaluation of the expected maturity value and the current performance of the securities within the funds in meeting scheduled payments of principal and interest. We based our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of our investments in the Primary Fund and the International Fund. We believe our investments in the Primary Fund and the International Fund have experienced a decline in fair value that is other-than-temporary and have, therefore, recognized an impairment loss of $8.2 million. This impairment is primarily related to the underlying securities of Lehman Brothers Holdings Inc. held in the Primary Fund and the International Fund. On October 31, 2008, we received a distribution of approximately $63 million from the Primary Fund. This represents approximately 50% of our total investment in the Primary Fund. As of November 7, 2008, we have not received any distribution from the International Fund. The timing of additional distributions from these money market funds are currently subject to the discretion of the funds’ boards of directors, possible oversight by the SEC and resolution of certain pending and possible future lawsuits against The Reserve.

The credit and capital markets deteriorated significantly in September and October 2008 and may continue to deteriorate into 2009. If these markets deteriorate further, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and results of operations.

Interest rate sensitivity

We invest our cash primarily in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2008, our cash and cash equivalents consisted primarily of money market funds and we classified our holdings in The Reserve money market funds as short-term investments.

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. As we continue to expand our international operations we are increasingly exposed to currency exchange rate risks. In the fourth quarter of 2003, we initiated a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and in each case these contracts are limited to a duration of less than 12 months. As of September 30, 2008, our exposure to foreign currency fluctuations is not significant.

At September 30, 2008, we held forward contracts in notional amounts totaling approximately $70.2 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions.

Market risk management

The fair market value of the Convertible Debentures issued by the Company and due August 2037, is subject to interest rate risk and market risk due to the convertible feature of the Convertible Debentures. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Debentures will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Convertible Debentures but do not impact our financial position, cash flows or results of operations. As of September 30, 2008, the fair value of the Convertible Debentures was approximately $1.1 billion, based on quoted market prices.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer, on an interim basis, and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2008. We determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weakness in our internal control over financial reporting as disclosed in Item 9A, Controls and Procedures, of our 2007 Form 10-K. In light of the material weakness, we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

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

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of the risk factors discussed below and elsewhere in this Quarterly Report on Form 10- Q and in other filings we make with the SEC.

Risks relating to our business

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the uncertainties, costs and risks related to our proposed divestiture plan, including any income statement charges we incur in connection therewith and any delays we may encounter;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security services and the timing and execution of individual customer contracts;

•	volume of new domain name registrations and customer renewals in our Naming Services business;

•

changes in the payment structures of on-line advertising network providers and compensation levels, as well as policies proposed and implemented by ICANN, which could impact the number of domain name registrations;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our information and security services, both in the U.S. and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	the impact of price changes in our communications services and information and security services or our competitors’ products and services;

•	general economic and market conditions as well as economic and market conditions specific to e-commerce, financial services, and the telecommunications and Internet industries; and

•	the impact of decisions by channel partners and resellers to offer competing products or modify their marketing practices.

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

Our operating results may be adversely affected by the current economic downturn, unfavorable market and economic conditions.

The current economic downturn in the U.S. may have a significant negative impact on demand for our services and our ability to conduct our business. As the consequences of the economic downturn continue to spread overseas, these conditions may also negatively impact our foreign operations. The economic downturn may negatively impact, among other things:

•	current and future demand for our services, including decreases as a result of reduced spending on information technology and communications by our customers;

•	our liquidity;

•	our ability to service our debt, to obtain financing or assume new debt obligations;

•	our ability to execute on any stock repurchase plans;

•	the price of our common stock;

•	the ability of our suppliers to continue to fill our orders;

•	our customers’ continued growth and development of their businesses;

•	our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business; and

•	price competition for our products and services.

In addition, to the extent that the economic downturn impacts specific industry sectors in which many of our customers are concentrated, that may further negatively impact our business. If the economic and market conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results and financial condition as a consequence of the above factors or otherwise.

Our diversified business structure may result in significant fluctuations of our financial results.

Many of the companies we have acquired during the past seven years operated in different businesses from our then-current business. Although we plan on divesting many of these businesses, until our divestiture plan is complete, our success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks for e-commerce and communications;

•	the extent to which digital certificates and domain names are used for e-commerce or communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the success in marketing and overall demand for our content services to consumers and businesses;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction of new products and services; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of September 30, 2008, we had approximately 1,100 employees outside the U.S., located principally in Europe, Asia, Australia, and the Americas. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S.. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues are not always denominated in U.S. dollars;

•	difficulty in repatriating profits to the U.S.;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2007, arising from internal control deficiencies in our stock administration policies and practices, as discussed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, due to the identification of a material weakness in internal control over financial reporting, our President and Chief Executive Officer, on an interim basis, and Acting Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective as discussed in Part I, Item 4, “Controls and Procedures” of this report. We expect remediation of this material weakness to be completed by the end of the fourth quarter of 2008, and we expect that the cost of remediation will be immaterial.

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

Challenges to ongoing privatization of Internet administration could harm our Naming Services business.

Risks we face from challenges by third parties, including governmental authorities in the U.S. and other countries, to our role in the ongoing privatization of the Internet include:

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

We may encounter problems renewing irrevocable letters of credit provided by customers of our Naming Services business as security for payment of registration fees if we are forced to draw down on such letters of credit to collect payment.

With respect to our Naming Services business, some registrars who register domain names on behalf of their customers utilize irrevocable letters of credit to secure payment for the registration of domain names. In the event that we are unable to obtain payment for the registration of these domain names, we may draw down on the letter of credit. In some cases, withdrawals may be made until we utilize the full amount of the letter of credit, at which point the registrar’s ability to process new billable transactions and their agreement may be terminated. Registrars may be unwilling or unable to provide new letters of credit once we have drawn down the full amount of these letters of credit, which could negatively impact future revenues.

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

Changes in customer behavior, either as a result of evolving technologies or user practices, may impact the demand for domain names.

Currently, Internet users navigate to a website either by directly typing in its domain name or through the use of a search engine. If browser or search technologies were to change significantly or if user behavior were to shift away from direct navigation, the demand for domain names could decrease.

Changes in the level of spending on on-line advertising and/or the way that on-line and pay per click advertisers compensate owners of websites could impact the demand for domain names.

A number of domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo, could adversely affect the market for those domain names favored by such registrars and registrants resulting in a decrease in demand and/or the renewal rate for those domain names. In the event of a general economic downturn, spending on on-line advertising and marketing may not increase or may be reduced which in turn may result in a decline in the demand for those domain names.

Services offered by our 3IS segment rely on the continued integrity of public key cryptography technology that may be compromised or proven obsolete over time.

Services offered by our 3IS segment depend on public key cryptography technology. With public key cryptography technology, a user is given a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user’s private key and ensuring that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as “factoring.” This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method or other method be developed, the security of encryption products utilizing public key cryptography technology may require significant modifications or would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing PKI services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

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

We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attack by hackers;

•	computer viruses or software defects; and

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

The success of our network connectivity and interoperability services and content services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, Sprint Nextel Corporation and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on four of the fourteen mated pairs of SS7 signal transfer points that comprise our network. SS7 is a network control system comprised of protocols for the interpretation and use of network control and operation signals and the associated hardware and software needed for transmission, reception and interpretation of the signals.

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

Our success depends on our internally developed technologies, patents and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S.. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S.. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we provide links to news content as part of our real-time publishing service. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

We must establish and maintain strategic, channel and other relationships.

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

Furthermore, our ability to achieve future growth also depends on our ability to continue to establish direct seller channels and to develop multiple distribution channels. In addition, any changes by our channel partners to their existing marketing strategies could have a material adverse effect on our business. Failure of one or more of our strategic or channel relationships to result in the development and maintenance of a market for our services could harm our business. If we are unable to maintain our relationships or to enter into additional relationships, this could harm our business.

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

Our VeriSign Identity Protection service depends in part on the acceptance of our services.

The future growth of our VeriSign Identity Protection services which forms a part of our IAS business depends, in part, on the commercial success and acceptance, and reliability of our VeriSign Identity Protection services. Our VeriSign Identity Protection services will suffer if our target customers do not use our VeriSign Identity Protection services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VeriSign Identity Protection services. We are not certain that our target customers will choose our VeriSign Identity Protection services or continue to use our VeriSign Identity Protection services.

Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could suffer.

We target our 3IS at the market for trusted and secure e-commerce and communications over IP and other networks. Our Naming Services business is developing managed services in emerging markets that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile handsets;

•	demand for supply chain information services, including acceptance of the EPCglobal Network;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting e-commerce and communications over IP networks.

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

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our income tax provision and net income in the period or periods for which that determination is made could result.

Risks relating to the competitive environment in which we operate

The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

Competition in Naming Services. We face competition in the domain name registry space from other gTLD and country code top-level domain (“ccTLD”) registries that are competing for the business of entities and individuals that are seeking to establish a web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 15 registries for the operation of 16 gTLDs. In addition, there are over 240 ccTLD registries.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel and Afilias.

Additional competition to our business may arise from the upcoming introduction of new Internationalized Domain Name TLDs (“IDN TLDs”) and new gTLDs by ICANN. These new domain extensions could become available by the third quarter of 2009 in the form of translations or transliterated versions of the .com and .net TLD and by the last quarter of 2009 in the form of new gTLDs. We do not yet know the impact, if any, these new domain extensions may have on our business, but the increase of name availability in the marketplace could introduce new choices for end-users as well as create end-user confusion around brand preference, which could have a material adverse effect on our business. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

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

Competition in Real-Time Publishing Services. We face competition from various smaller companies providing similar services.

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

The Internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In order to remain competitive and retain our market share, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

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

We may be unable to achieve some or all of the benefits we expect from the divestiture plan and such benefits may be delayed or not occur at all.

We may not be able to achieve the full strategic and financial benefits we expect from the divestiture of VeriSign’s non-core businesses. For example, we may encounter difficulties identifying buyers for certain businesses or be unable to sell businesses identified for divestiture, and there can be no assurance that analysts and investors will place greater value on VeriSign following the divestiture plan than the value placed on us pre-divestiture.

In addition, there is no guarantee that the planned divestitures will occur or will not be further delayed. Completion of the divestiture plan is subject to a number of factors, including:

•	business, political and economic conditions in the U.S. and in other countries in which the Company currently operates;

•	governmental regulations and policies, actions and approvals of regulatory bodies;

•	the operating performance of the Company or the businesses or assets offered for sale;

•	identification of buyers and negotiation of sale agreements;

•	the willingness of buyers to assume certain liabilities associated with the businesses or assets offered for sale;

•	our ability to identify and separate the assets associated with the businesses offered for sale from the core businesses we choose to retain; and

•	the availability of financing or other sources of funding to buyers under reasonable terms and conditions.

Subsequent to the end of the second quarter of 2008, management determined that due in large part to the downturn in the economy, the divestiture plan would take longer and would be more complicated than originally expected. Buyers have become more conservative, which is making it more difficult to consummate dispositions and has required some modifications to our original approach to individual dispositions. For example, some potential buyers have asked for more detailed financial information than we originally anticipated, which has increased the time required to conduct the sale process. In addition, the credit crisis has limited sources of financing for potential purchasers, which has affected the number of proposals we have received and prospective buyers’ ability to borrow the funds necessary to complete the purchase of our non-core businesses. These developments are having an adverse effect on the timing and our chances of completing the divesture plan.

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

We continue to be responsible for a portion of our contingent and other corporate liabilities following the divestiture of certain businesses.

Under the agreements reached with buyers for certain businesses divested under the divestiture plan, we remain liable for certain contingent and corporate liabilities. In addition, it is possible that we may enter into agreements with similar contingent and corporate liabilities in connection with future businesses we may divest.

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

Following the divestiture of certain businesses, our ability to compete in certain market sectors is restricted.

Under the agreements reached with buyers for certain businesses divested under the divestiture plan, we will be restricted from competing, either directly or indirectly, with those businesses or from entering certain market sectors for a defined period of time pursuant to negotiated non-compete arrangements.

Risks related to our securities

We have a considerable number of common shares subject to future issuance.

As of September 30, 2008, we had one billion authorized common shares, of which approximately 193.9 million shares were outstanding. In addition approximately, 37.0 million common shares were reserved for issuance pursuant to employee stock option and employee stock purchase plans (“Equity Plans”), and approximately 36.4 million shares were reserved for issuance upon conversion of the debentures. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our Equity Plans or the conversion of debentures using common stock, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the debentures, we have a substantial amount of long term debt outstanding. In addition to the debentures, we have a Facility with a borrowing capacity of $500.0 million. As of September 30, 2008, we had no outstanding borrowings under the Facility and we had utilized $1.4 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

We may not have the ability to repurchase the debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of debentures, as required by the indenture governing the Convertible Debentures.

Holders of our outstanding Convertible Debentures will have the right to require us to repurchase the debentures upon the occurrence of a fundamental change as defined in the Indenture dated as of August 20, 2007 (the “Indenture”) between the Company and U.S. Bank National Association, as Trustee. Although we currently intend to settle the principal amount of the Convertible Debentures in cash as required under the Indenture, we may not have sufficient funds to repurchase the Convertible Debentures in cash or have the ability to arrange necessary financing on acceptable terms or at all. In addition, upon conversion of the Convertible Debentures, we will be required to make cash payments to the holders of the Convertible Debentures equal to the lesser of the principal amount of the Convertible Debentures being converted and the conversion value (as defined in the Indenture) of those debentures. Such payments could be significant, and we may not have sufficient funds to make them at such time.

A fundamental change may also constitute an event of default or prepayment under, or result in the acceleration of the maturity of, our then-existing indebtedness. Our ability to repurchase the debentures in cash or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the Convertible Debentures or pay cash in respect of conversions when required would result in an event of default with respect to the Convertible Debentures.

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

For example, in May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” that will significantly affect the accounting for convertible debt, including our Convertible Debentures. The FSP specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. In applying this FSP, the FASB emphasized that the FSP will be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP will be applied retrospectively to all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense for fiscal 2007 through fiscal 2037 as the debt discount is amortized, assuming the debentures will be settled upon maturity in 2037, associated with a significant reduction in our debentures balance along with a corresponding increase in our stockholders’ equity as of December 31, 2007 and 2008. In addition, if our debentures are redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. As a result, there could be a material adverse impact on our results of operations and earnings per share. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the Convertible Debentures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the share repurchases during the three months ended September 30, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2008	4,854,141	$34.38	4,854,141	$320.0 million
August 1 - 31, 2008	—	—	—	$1,000.0 million
September 1 - 30, 2008	—	—	—	$1,000.0 million

	4,854,141		4,854,141

(1)	In 2006, the Board of Directors authorized the 2006 Stock Repurchase Program with no expiration date to repurchase up to $1.0 billion of our common stock. In July 2008, we repurchased 3,490,700 shares of our common stock at an average stock price of $34.38 per share for an aggregate of $120.0 million under the 2006 Stock Repurchase Program. As of September 30, 2008, approximately $320.0 million remained available for further repurchases under the 2006 Stock Repurchase Program. In January 2008, the Board of Directors authorized the 2008 Stock Repurchase Program having an aggregate purchase price of up to $600.0 million of its common stock. On February 8, 2008, we entered into an Accelerated Share Repurchase (“ASR”) agreement to repurchase $600.0 million of our common stock under the 2008 Stock Repurchase Program. The ASR agreement was completed on July 10, 2008, when we received an additional 1,363,441 million shares under the terms of the agreement.

(2)	On August 5, 2008, our Board of Directors authorized additional stock repurchases with no expiration date under our 2008 Stock Repurchase Program having an aggregate purchase price of up to $680.0 million of our common stock. As of September 30, 2008, $680.0 million remained available for further repurchase under the 2008 Stock Repurchase Program.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description
10.01	Executive Employment Agreement between VeriSign, Inc. and D. James Bidzos, dated as of August 20, 2008.

10.02	VeriSign, Inc. 2006 Equity Incentive Plan Amended and Restated Employee Restricted Stock Unit Agreement between VeriSign, Inc. and D. James Bidzos.

10.03	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.

10.04	Consulting Agreement between VeriSign, Inc. and Roger Moore, dated October 3, 2008†.

10.05	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.

10.06	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC,. Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.

10.07	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008.

10.08	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement.

10.09	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement.

10.10	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: November 7, 2008	By:	/s/ D. JAMES BIDZOS
D. James Bidzos Interim President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ BRIAN G. ROBINS
Brian G. Robins Acting Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Executive Employment Agreement between VeriSign, Inc. and D. James Bidzos, dated as of August 20, 2008.

10.02	VeriSign, Inc. 2006 Equity Incentive Plan Amended and Restated Employee Restricted Stock Unit Agreement between VeriSign, Inc. and D. James Bidzos.

10.03	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.

10.04	Consulting Agreement between VeriSign, Inc. and Roger Moore, dated October 3, 2008†.

10.05	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.

10.06	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC,. Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.

10.07	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008.

10.08	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement.

10.09	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement.

10.10	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.