Form 10-K
period 2008-12-31
VERISIGN INC/CA
filed 2009-03-03
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2008, was $4,081,193,953 based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on January 31, 2009: 192,328,689 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Overview

We are the trusted provider of Internet infrastructure services for the networked world. We offer a comprehensive spectrum of products and services that help a growing number of organizations and individuals to communicate and conduct commerce with confidence.

As of December 31, 2008, our business consists of two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”), which consists of Naming Services, Secure Socket Layer (“SSL”) Certificate Services, Identity and Authentication Services (“IAS”), and VeriSign Japan, and (2) Other Services, which represents continuing operations of non-core businesses and legacy products and services from divested businesses. Prior to 2008, our business consisted of the following two reportable segments: Internet Services Group (“ISG”) and the Communication Services Group (“CSG”). As a result of a comprehensive review of our business strategy, we changed our reportable segments in 2008. Comparative segment revenues and related financial information for 2008, 2007, and 2006 are presented in Note 16, “Segment Information,” Description of Segments, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We have reclassified prior period amounts to conform to current period presentation. We have operations inside as well as outside the United States (“U.S.”). For a geographic breakdown of revenues and changes in revenues, see Note 16, “Segment Information,” Geographic Revenues, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

The Naming Services business is the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. The SSL Certificate Services business enables enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. The IAS business includes identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services. These services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of SSL Certificate Services and IAS.

The Other Services segment consists of the continuing operations of our non-core Pre-pay billing and payment services (“Pre-pay”) business as well as legacy products and services from divested businesses. We are in the process of winding down the operations of the Pre-pay business. In Other Services, the legacy products and services from divested businesses primarily include the following: our former Jamba! business (“Jamba”), which provided mobile entertainment to consumers; the Retail Data Solutions (“RDS”) business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers; and the Content Delivery Network (“CDN”) business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale.

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy calls for the divestiture or winding down of all the business lines in our former CSG and all business lines in our former ISG except for our core businesses. The business lines that we expect to divest, including those that have been sold since the fourth quarter of 2007, accounted for approximately 50% of our overall revenues in fiscal 2007. These businesses are classified as disposal groups held for sale as of December 31, 2008, and their results of operations have been classified as discontinued operations for all periods presented. The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current economic condition and potential continued deterioration of the credit markets. While we are executing our divestiture plan, we will experience additional risks, including, but not limited to the disruption of our business and the potential loss of key employees; difficulties separating operations, services, products and personnel; the potential damage to relationships with our existing customers; and the delay in completion of transition services. For example, our divestiture plan will require a substantial amount of management, administrative and operational resources. Once our divestiture plan is completed, the scale and scope of our operations will decrease in absolute terms, which we expect will allow our remaining core businesses to benefit from a more efficient and streamlined operational structure. However, we cannot assure you that we will be able to achieve the full strategic and financial benefits we expect from the divestiture of our non-core businesses and there is no guarantee that the planned divestitures will occur or will not be significantly delayed, all of which may result in future variability in our results of operations.

We were incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 487 East Middlefield Road, Mountain View, California 94043. Our telephone number at that address is (650) 961-7500. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. The information on our website is not a part of this Form 10-K. VERISIGN, the VeriSign logo, the checkmark circle, GEOTRUST, THAWTE, and certain other product or service names are trademarks or registered trademarks of VeriSign and/or its subsidiaries in the U.S. and other countries. Other names used in this Form 10-K may be trademarks of their respective owners. Our primary website is www.verisign.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, through our website at http://investor.verisign.com as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission.

Internet Infrastructure and Identity Services Group

The Internet Infrastructure and Identity Services (“3IS”) Group consists of the Naming Services business, SSL Certificate Services business, IAS business, and VeriSign Japan.

Naming Services

Naming Services:    The Naming Services business operates the authoritative directory of all .com, .net, .cc, .tv, .name, and .jobs domain names.

We are the exclusive registry of domain names within the .com and .net generic top-level domains (“gTLDs”) under agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”) and the U.S. Department of Commerce (“DOC”). As a registry, we maintain the master directory of all second-level domain names in these top-level domains (e.g., johndoe.com and janedoe.net). These top-level domains are supported by our global constellation of domain name servers. In addition, we own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names (“Shared Registration System”).

We are also the exclusive registry for the .tv and .cc country code top-level domains (“ccTLDs”) and domain names within the .name gTLD and we operate the back-end systems for the .jobs and .edu gTLDs. These top-level domains are supported by our global constellation of domain name servers and Shared Registration System. We also provide internationalized domain name (“IDN”) services that enable Internet users to access websites in characters representing their local language. Currently, IDNs are available in more than 350 languages.

Domain names can be registered for between one and ten years, and the fees charged may only be increased according to adjustments prescribed by ICANN over the term of the applicable agreement. Revenues for registrations of .name, .cc and .tv domain names are based on a similar fee system and registration system, though the fees charged are not subject to the same pricing restrictions as those imposed by ICANN.

Intelligent Supply Chain Services:    Our intelligent supply chain services enable trusted, secure and scalable information exchange and collaboration among global supply chain participants. We have been selected by EPCglobal, a not-for-profit joint-venture formed by The Uniform Code Council, Inc. and EAN International, to operate the authoritative root directory for the EPCglobal NetworkTM. This root directory is the authoritative directory of information sources that are available to describe products assigned electronic product codes (“EPCs”). Additionally, we offer radio frequency identification (“RFID”) managed services that are designed to work in conjunction with RFID and bar code technology and the EPC root directory to facilitate the secure sharing of product data across diverse supply chains.

SSL Certificate Services

SSL Certificate Services:    SSL Certificate Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. We issue SSL Certificates for one, two, or three years. The average certification issued by our SSL Certificate Services business is fifteen months, as many customers prefer to commit to shorter certifications due to the fact that certifications are tied to servers, and these servers may be replaced before the certificate expires. An SSL certificate, when installed on a server hosting a website, allows the site visitor to identify to whom the site belongs and encrypts communications between the Web server and the client browser. The SSL certificate also contains information about the certificate subscriber and the website domain to which the certificate was issued.

We currently offer the following SSL Certificate Services:

•

VeriSign Secure Site and Secure Site Pro Certificates:    Both our Secure Site and Secure Site Pro certificates enable up to 256-bit SSL encryption when both the Web server and the client browser support such sessions. Secure Site Pro, our premium certificate offering, implements Server Gated Cryptography, a technology which automatically steps-up encryption levels to 128-bit in certain client-browser/operating system configurations that would otherwise encrypt at lower levels.

•

VeriSign Secure Site with Extended Validation (“EV”) SSL Certificates and Secure Site Pro with EV SSL Certificates:    EV SSL certificates offer the same level of encryption as VeriSign’s Secure Site and Secure Site Pro certificates and help enable high security Web browsers to clearly identify a website’s organizational identity by providing third-party verification through a visual green address bar display in the browser. EV SSL certificates also rely on high assurance authentication standards promulgated by the CA/Browser Forum.

•

GeoTrust and thawte® Branded Certificates:    We offer SSL Certificate Services under the GeoTrust and thawte brands. These services use similar underlying infrastructure as VeriSign branded certificates and are targeted at Internet providers, Web hosting companies, domain name registrars, small businesses and independent software developers.

Identity and Authentication Services

The IAS business offers a variety of strong authentication methods to help enterprises deploy secure remote access and secure business applications through PKI, digital certificates, or one-time passwords. We offer a suite of Identity and Authentication products and services, including VeriSign Identity Protection service, our Fraud Detection Service, our Managed PKI service, and our Unified Authentication service. Revenues in our IAS business are derived from a one-time credential sale to the customer seeking network services and a one-time set-up fee. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee.

•	VeriSign Identity Protection Service: Our VeriSign Identity Protection (“VIP”) services are a comprehensive suite of identity protection and authentication services that help enable consumer-facing

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

•

Fraud Detection Service:    Our Fraud Detection service provides an invisible means of delivering proactive protection to consumers by detecting fraudulent logins and transactions in real-time without affecting a legitimate user’s Web experience.

•

Managed PKI Service:    Our Managed PKI service helps enterprises to easily secure intranets, extranets, VPNs, email, and e-commerce applications while retaining full control of access to information and leveraging VeriSign’s service infrastructure for cost effective provisioning and validation.

•

Unified Authentication Service:    Our Unified Authentication service provides a single, integrated platform for provisioning and managing all types of two-factor authentication credentials used to validate users, devices or applications for a variety of purposes, such as remote access, windows logon, and Wi-Fi access. Unified Authentication supports strong authentication using smart cards, device-generated one-time passwords and digital certificates, as well as PKI-based encryption, digital signing and non-repudiation. Unified Authentication can be run by the customer at its location or through VeriSign’s infrastructure.

VeriSign Japan

VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of SSL Certificate Services and IAS.

Other Services

The Other Services segment consists of the continuing operations of our non-core Pre-pay billing and payment services (“Pre-pay”) business as well as legacy products and services from divested businesses. We are in the process of winding down the operations of Pre-pay. In Other Services, the legacy products and services from divested businesses primarily include: Jamba, which provided mobile entertainment to consumers; the RDS business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers; and the CDN business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale.

See Note 16, “Segment Information,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information relating to our segments and geographic information.

Assets Held for Sale and Discontinued Operations

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy calls for the divesture or winding down of a number of non-core businesses in the Company’s portfolio, such as Communications Services, Enterprise Security Services (“ESS”), and Messaging and Mobile Media Services, as well as other smaller businesses. These businesses, except for Pre-pay, which we are currently in the process of winding down, are classified as disposal groups held for sale as of December 31, 2008, and their results of operations have been classified as discontinued operations for all periods presented.

Communications Services

The Communications Services business provides managed solutions to fixed line, broadband, mobile operators and enterprise customers through our integrated communications and commerce platforms.

Billing and Commerce Services:    Our licensed and managed solutions for prepay billing customers deliver rating and billing services. Our full suite of billing and commerce services includes Billing Services, Global Consulting Services for Billing, Real-Time Rating and Payment Services, Real-Time Roaming Services, and Settlement and Exchange Services.

Connectivity and Interoperability Services:    Through our Connectivity and Interoperability Services, we provide connections and services that signal and route information within and between telecommunication carrier networks.

•

SS7 Connectivity and Signaling Services:    Our Signaling System 7 (“SS7”) network is an industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, local number portability, toll-free number database access and caller identification.

•

Voice and Data Roaming Services:    We offer wireless carriers roaming services using the ANSI-41 and GSM Mobile Application Part signaling protocols that allow carriers to provide support for roamers visiting their service area and for their customers when they roam outside their service area. Our International Roaming Services manage signaling conversion and implementation anomalies between different countries to provide activation processing, seamless international roaming, international customer care, and fraud protection, while our Wireless Data Roaming Service enable carriers to offer wireless data roaming to their subscribers over Wi-Fi, CDMA2000 and GSM/GPRS networks.

•

Voice Over Internet Protocol (“VoIP”) Services:    The VeriSign® IP Connect Services allow VoIP providers, cable operators, Multi-Service Operators and mobile operators to extend VoIP services across multiple access methods and provides routing directory services to support interconnection of VoIP networks. VeriSign’s directory routing services also enable efficient delivery of mobile messaging and mobile content.

Intelligent Database Services:    Through our Intelligent Database Services, we enable carriers to find and interact with network databases and conduct database queries that are essential for many advanced services, including the following:

•

Calling Name (“CNAM”) Database Services:    With our CNAM Database Services, carriers can enable enhanced caller ID for wireline, broadband, and wireless devices; store subscriber names in the database accessible by all major CNAM providers for call delivery; and minimize inaccurate call information and reduce unavailable data responses on inbound calls.

•

Line Information Database (“LIDB”) Services:    LIDB Services provide subscriber information (such as the subscriber’s service profile and billing specifications) to other carriers enabling them to respond to calls (e.g., whether to block certain calls, allow collect calls, etc.).

•

Number Portability Services:    Our Number Portability Services deliver essential network and database capabilities so providers can port numbers, route calls to ported numbers, and process orders when subscribers change service providers.

•	Toll-free Database Services: Leveraging VeriSign’s SS7 network, our Toll-free Database Services allow customers to complete toll-free calls throughout the U.S. and Canada.

On March 2, 2009, we entered into a binding agreement to sell our Communications Services business to Transaction Network Services, Inc. for $230.0 million subject to certain adjustments to reflect normal fluctuations in working capital. The transaction is subject to Hart-Scott-Rodino Act review, and the agreement contains customary closing conditions. The parties anticipate that the transaction will close within 60 days.

Content Portal Services

Our Content Portal Services (“CPS”) provide Web and wireless application protocol (“WAP”) services that enable media companies to sell digital content through mobile devices or on the Web. With VeriSign’s CPS, our customers can: create and launch their own branded storefronts using WAP, Web, short messaging services (“SMS”), and multi-media messaging services (“MMS”); use our robust content management platform to deliver content types; and access digital rights management protection, life-cycle management, multi-lingual interface options, and other services.

Enterprise Security Services

The ESS business provides a comprehensive approach to information security and IT risk management through the assessment, design, deployment and management of security solutions and the response to real-time threats and vulnerabilities.

Global Consulting Services:    Our Global Consulting Services help companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

iDefense Security Intelligence Services:    Our iDefense Security Intelligence Services deliver comprehensive intelligence to help companies decide how to respond to security threats and manage security risks on networks. Our teams identify, verify and track vulnerabilities, malicious code, and global threats, providing unique insight into the evolution of security risks and early discovery of software vulnerabilities.

Managed Security Services (“MSS”):    Our MSS business enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. Our MSS include: Firewall Management Service, Intrusion Prevention Management Service, Intrusion Detection Management Service, Wireless Intrusion Prevention Service, Security Risk Profiling Service, Log Management Service, Vulnerability Management Service, and Phishing Response Service.

International Clearing

Our International Clearing business enables financial settlement and call data settlement for wireless and wireline carriers.

Messaging and Mobile Media Services

The Messaging and Mobile Media Services business provides secure and scalable media solutions for Internet, broadband, and mobile applications, which allows for the efficient distribution and delivery of content that best fits our customers’ needs.

Interactive Application Services:    Our Interactive Application Services enable service providers to extend entertainment and interaction to mobile devices so they can provide compelling customer experiences that drive use, loyalty, and revenues.

Mobile Delivery Services:    Our Mobile Delivery Services assist carriers and content providers in the delivery of wireless messaging, distribution of mobile content, efficient handling of billing, and offer user-friendly features that enhance service offerings and increase revenue opportunities for our customers. Our Mobile Delivery Services cover a multitude of mobile delivery functions, from infrastructure, distribution, and monitoring, to billing, security, and media storage.

Real-Time Publisher Services

Our Real-Time Publisher (“RTP”) Services allow organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers. RTP Services also make it easier for publishers of all sizes to distribute and track their content feeds, which may improve the reliability and quality of their real-time content.

Completed Divestitures

On December 31, 2008, we sold our EMEA Mobile Media (“EMM”) business which offered mobile application services that included interactive messaging applications, content portal services, and messaging gateway services. Our 3united Mobile Solutions business, which we acquired in 2006, was divested as part of the EMM business. The historical results of operations of the EMM business have been classified as discontinued operations for all periods presented.

On December 31, 2008, we sold our Post-pay business which enabled advanced billing and customer care services to wireless telecommunications carriers. The historical results of operations of the Post-pay business have been classified as discontinued operations for all periods presented.

On October 31, 2008, we sold our Communications Consulting business, which offered a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies, in a management buyout transaction. Our inCode Telecom Group business, which we acquired in 2006, was divested as part of the Communications Consulting business. The historical results of operations of the Communications Consulting business have been classified as discontinued operations for all periods presented.

On April 30, 2008, we sold our Digital Brand Management Services (“DBMS”) business, which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity. The historical results of operations of the DBMS business have been classified as discontinued operations for all periods presented.

On April 30, 2008, we sold our CDN business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale. Our Kontiki business, which we acquired in 2006, was divested as part of the CDN business. We retained an equity ownership in the CDN business and have accounted for our investment in the CDN business on an equity method basis. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations.

On March 31, 2008, we sold our Self-Care and Analytics (“SC&A”) business, which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems. Our CallVision business, which we acquired in 2006, was sold as part of the SC&A business. The historical results of operations of the SC&A business have been classified as discontinued operations for all periods presented.

On December 31, 2007, we sold our RDS business, which specialized in intelligent supply chain services. As the historical results of operations of the RDS business were not significant, they have not been classified as discontinued operations.

On September 1, 2007, we sold our wholly-owned Jamba Service GmbH subsidiary (“Jamba Service”), which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products. The historical results of operations of Jamba Service have been classified as discontinued operations for all periods presented.

In addition to the divestiture of the non-core businesses listed above, on October 6, 2008, we sold our remaining 49% ownership interest in the mobile entertainment joint ventures (“Jamba joint ventures”) to Fox Entertainment (“Fox”), a subsidiary of News Corporation.

See Note 4, “Assets Held for Sale and Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding our revenues that relate to our discontinued operations.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Mountain View, California; Dulles, Virginia; Lacey, Washington; Providence, Rhode Island; Overland Park, Kansas; Melbourne, Australia; London, England; Berlin, Germany; Kawasaki, Japan and Fribourg, Switzerland. We have also recently completed construction of a new data center in New Castle, Delaware. Most of these secure data centers operate on a 24-hour a day, every day basis, supporting our business units and services. Key features of our operations infrastructure include:

•

Distributed Servers:    We deploy a large number of high-speed servers to support capacity and availability demands that, in conjunction with our proprietary software, offer automatic failover, global and local load balancing and threshold monitoring on critical servers.

•

Advanced Telecommunications:    We deploy and maintain redundant telecommunications and routing hardware and maintain high-speed connections to multiple Internet service providers (“ISPs”) to ensure that our critical services are readily accessible to customers at all times.

•

Network Security:    We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between software modules that are designed to prevent most known forms of electronic attacks. In addition, we employ firewalls and intrusion detection software, and contract with security consultants who perform periodic probes to test our systems and security risk assessments.

As part of our operations infrastructure for our Naming Services business, we operate all authoritative domain name servers that answer domain name lookups for the .com and .net zones, as well as for the other top-level domains for which we are the registry. We also operate two of the thirteen externally visible root zone server addresses, including the “A” root, which is considered to be the authoritative root zone server of the Internet’s domain name system (“DNS”). The domain name servers provide the associated name server and Internet Protocol (“IP”) address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an average of over 40 billion responses per day, and peak loads of over 50 billion responses per day, during 2008. These name servers are located around the world, providing local domain name service throughout North America, South America, Europe, and Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

In 2007, VeriSign initiated a large-scale infrastructure upgrade called “Project Titan.” This effort is intended to increase the capacity of domain queries handled by our DNS infrastructure. Project Titan is also designed to further fortify our infrastructure to repel significant distributed denial of service (“DDoS”) attacks and provide enhanced monitoring and logging capabilities. Project Titan is scheduled to be completed by the end of fiscal 2010. As of December 31, 2008, this project is on target for the scheduled completion; all of the U.S. facilities have been upgraded and significant progress has been made in upgrading our European and Asian facilities. As part of Project Titan, we have also deployed more than 40 regional resolution sites throughout the world to support the initiatives of Project Titan in specific locations.

To provide our Communications Services, we operate a SS7 network composed of specialized switches, computers and databases strategically located across the U.S. These elements interconnect our customers and

U.S. telecommunications carriers through leased lines. Our network currently consists of 13 mated pairs of SS7 signal transfer points (“STPs”) that are specialized switches that route SS7 signaling messages, and into which our customers connect. We own nine pairs of STPs and lease capacity on four pairs of STPs from regional providers. Our SS7 network control center, located in Overland Park, Kansas, is staffed 24 hours a day, every day of the year.

Call Centers and Help Desk:    We provide customer support services through our phone-based call centers, email help desks and Web-based self-help systems. Our California call center is staffed 24 hours a day, every day of the year and employs an automated call directory system to support our SSL Certificate Services and IAS businesses. Our Virginia call center is staffed 24 hours a day, every day of the year to support our Naming Services business. Our Washington state call center is staffed from 8:00 a.m. to 5:00 p.m. Pacific Time and employs an automated call directory system to support our Communications Services business. All call centers have a staff of trained customer support agents and provide Web-based support services utilizing customized automatic response systems to provide self-help recommendations.

Operations Support and Monitoring:    Through our network operations centers, we have an extensive monitoring capability that enables us to track the status and performance of our critical database systems and our global resolution systems. Our distributed network operations centers are staffed 24 hours a day, every day of the year.

Disaster Recovery Plans:    We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Naming Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity. Our SSL Certificate Services and IAS businesses are similarly protected by having service capabilities that exist in both of our East and West Coast data center facilities. Our critical data services (including digital certificates, domain name registration, telecommunications services and global resolution) use advanced storage systems that provide data protection through techniques such as mirroring and remote replication.

Marketing, Sales and Distribution

We market our services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, direct marketing through all media, mass merchandisers, value-added resellers, systems integrators and VeriSign International Affiliates (each a “VeriSign Affiliate”). VeriSign established the VeriSign International Affiliate Program in the 1990s to recruit resale partners to resell PKI services in regions where VeriSign does not offer PKI services. VeriSign enables the VeriSign Affiliate to operate all aspects of a PKI service business by licensing to the VeriSign Affiliate the VeriSign Processing Center software platform, which provides a scalable certificate authority service platform capable of supporting thousands of enterprises and millions of end users. The VeriSign Affiliate is responsible for localizing PKI services according to its local country regulations and requirements.

Our direct sales and marketing organization at December 31, 2008, consisted of 607 employees, including those related to our disposal groups held for sale. We have field sales offices throughout the world.

Research and Development

As of December 31, 2008, we had 769 employees, including those related to our disposal groups held for sale, dedicated to research and development. We believe that timely development of new and enhanced Internet security, e-commerce, information, and technologies are necessary to remain competitive in the marketplace. During 2008, 2007 and 2006 our research and development expenses were $91.5 million, $100.2 million and $89.8 million, respectively.

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

Competition

We compete in the naming services, SSL certificate services, identity and authentication services, enterprise security services, communications services, and messaging and mobile media services markets. We compete with numerous companies in each of these services categories. The overall number of our competitors may increase and the identity and composition of competitors may change over time.

Competition in Naming Services:    We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 14 registries for the operation of 16 gTLDs. In addition, there are over 240 ccTLD registries.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel and Afilias.

In addition, to the extent end-users navigate using search engines as opposed to direct navigation, we may face competition from search engine operators such as Google and Yahoo!.

Additional competition to our business may arise from the upcoming introduction of new Internationalized Domain Name TLDs (“IDN TLDs”) and new gTLDs by ICANN. These new domain extensions could become available by the third quarter of 2009 in the form of translations or transliterated versions of the .com and .net TLDs and by the last quarter of 2009 in the form of new gTLDs. We do not yet know the impact, if any, these new domain extensions may have on our business, but the increase of name availability in the marketplace could introduce new choices for end-users as well as create end-user confusion around brand preference, which could have a material adverse effect on our business. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

Competition in SSL Certificate Services and IAS:    Our SSL Certificate Services and IAS are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure e-commerce and communications over wireline and wireless IP networks. The market for SSL Certificate Services and IAS is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security Inc. (“RSA”), a security division of EMC Corporation, and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of Identrus) that primarily offer digital certificate and certification authority-related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including domain name registrars. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, AOL and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their websites could also promote products and services of our competitors or charge us substantial fees for promotions in the future.

Competition in Managed Security Services:    Security services and product firms, telecommunications companies, and consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms such as Accenture and IBM Global Services, security product companies such as Symantec, and telecommunications providers such as Verizon Business and BT Counterpane.

Competition in Communications Services:    The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Incumbent carriers provide competing in-house services in their respective regions. In addition, we face direct competition from national, unregulated companies, including Syniverse Technologies, Telcordia, NeuStar and other carriers such as Southern New England Telephone Diversified Group, a unit of AT&T. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers, such as VeriSign, and further increase competitive pricing pressures.

Competition in Commerce Services:    Our wireless billing and payment services are also subject to competition from providers such as Comverse, Amdocs, Convergys Corporation and Boston Communications Group. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are or may in the future be focusing significant resources on developing and marketing products and services that may compete directly with ours. Furthermore, customers are increasingly likely to deploy internally-developed communications technologies and services which may reduce the demand for technologies and services from third-party providers such as VeriSign and further increase competitive pricing pressures.

Competition in Content Services:    The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Arvato mobile, Monstermob, and Motricity. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint Nextel Corporation, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft and Apple. As the market for wireless data, including information and entertainment data, matures, new categories of competitors, such as mobile phone companies, broadcasters, music publishers, other content providers or others have begun to develop competing products or services.

Competition in Real-Time Publishing Services:    We face competition from various smaller companies providing similar services.

Industry Regulation

Naming Services:    Within the U.S. Government, oversight of Internet administration is provided by the DOC. On September 29, 2006, the DOC and ICANN signed a Joint Project Agreement to continue the transition of the coordination of the technical functions relating to the management of the Internet Domain Name and Addressing System to the private sector.

As the exclusive registry of domain names within the .com, .net and .name gTLDs, we have entered into certain agreements with ICANN and the DOC:

.com Registry Agreement: On November 29, 2006, the DOC approved the Registry Agreement between ICANN and VeriSign for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. The .com Registry Agreement provides that it shall be renewed for successive terms unless it has been determined that VeriSign has been in fundamental and material breach of certain provisions of the .com Registry Agreement and has failed to cure such breach. The DOC shall approve such renewal if it concludes that approval will serve the public interest in (a) the continued security and stability of the Internet domain name system and the operation of the .com registry including, in addition to other relevant factors, consideration of VeriSign’s compliance with Consensus policies and technical specifications and its service level agreements as set forth in the .com Registry Agreement and the investment associated with improving the security and stability of the DNS, and (b) the provision of registry services as defined in the .com Registry Agreement at reasonable prices, terms and conditions. The parties have an expectancy of renewal of the .com Registry Agreement so long as the foregoing public interest standard is met and VeriSign is not in breach of the .com Registry Agreement.

We are required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions pursuant to the 2006 .com Registry Agreement relating to handling of data and other registry operations. The 2006 .com Registry Agreement also provides a procedure for VeriSign to propose, and ICANN to review and approve, additional registry services.

Cooperative Agreement: In connection with the DOC’s approval of the .com Registry Agreement, VeriSign and the DOC entered into Amendment No. Thirty (30) to their Cooperative Agreement—Special Awards Conditions NCR-92-18742 regarding operation of the .com gTLD registries, which extends the term of Cooperative Agreement through November 30, 2012, and provides that any renewal or extension of the .com Registry Agreement is subject to prior written approval by the DOC. The Amendment provides that the DOC shall approve such renewal if it concludes that it is in the public interest and in the continued security and stability of the domain name system and that the provision of registry services is offered on reasonable terms.

.net Registry Agreement: On July 1, 2005, we entered into a Registry Agreement with ICANN for the .net gTLD (the “.net Registry Agreement”). The .net Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .net top-level domain through September 30, 2011. The .net Registry Agreement provides that it shall be renewed unless it has been determined that VeriSign has been in fundamental and material breach of certain provisions of the .net Registry Agreement and has failed to cure such breach.

.name Registry Agreement: On October 1, 2008, we acquired The Global Name Registry Ltd. (“GNR”), the holder of the .name Registry Agreement which provides that GNR will continue to be the sole registry operator for domain names in the .name top-level domain through August 15, 2012. The renewal provisions are the same as for the .net Registry Agreement.

The descriptions of the .com Registry Agreement and Amendment No. 30 of the Cooperative Agreement are qualified in their entirety by the text of the complete agreements that are incorporated by reference as exhibits to this Form 10-K.

Identity and Authentication Services:    Some of our security services utilize and incorporate encryption technology. Exports of software and hardware products utilizing encryption technology are generally restricted by the U.S. and various non-U.S. governments. We have obtained approval to export many of the security services we provide to customers globally under applicable U.S. export law. As the list of products and countries for which export approval is expanded or changes, government restrictions on the export of software and hardware products utilizing encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals or we violate applicable laws, we may not be able to sell some of our security services in international markets and may be subject to fines and other penalties.

There are currently no U.S. federal laws or regulations that specifically control certification authorities, but a limited number of states have enacted legislation or regulations with respect to certification authorities. If we do not comply with these state laws and regulations, we will lose the statutory benefits and protections that would be otherwise afforded to us. Moreover, if our market for digital certificates grows, the U.S. federal, state, or foreign governments may choose to enact further regulations governing certification authorities or other providers of digital certificate products and related services. These regulations or the costs of complying with these regulations could have a material, adverse impact on our business.

Communications Services:    Our communications customers are subject to regulations of the Federal Communications Commission, which indirectly affects our Communications Services business. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect of regulation or deregulation on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct government regulation.

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

We have been issued numerous patents in the U.S. and abroad, covering a wide range of our technology. Additionally, we have filed numerous patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property.

We have obtained trademark registrations for various VeriSign marks in the U.S. and other countries, including VERISIGN, the VeriSign logo, the checkmark circle, GEOTRUST, and THAWTE. We have also filed numerous applications to register VeriSign trademarks and claims, and have common law rights in many other proprietary names. We take steps to enforce and police VeriSign’s trademarks. We rely on the strength of our VeriSign brand to differentiate ourselves in the marketing of our products, particularly with respect to our SSL certificates.

With regard to our Naming Services business, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our registry service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses, including the conversion of internationalized domain names. We own our proprietary shared registration system through which competing registrars submit second-level domain name registrations for each of the registries we operate. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors.

With regard to our SSL Certificate Services and our IAS, we also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA, and other technology that is used in our security services to perform key functions. RSA has granted us a perpetual, royalty-free, nonexclusive, worldwide license to use certain RSA products relating to certificate issuing, management and processing functionality. We develop services that contain or incorporate the RSA BSAFE products and that relate to digital certificate-issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, and software for customers to preview and forward digital certificate requests to them. RSA’s BSAFE product is a software tool kit that allows for the integration of encryption and authentication features into software applications.

With regard to our Communications Services and Messaging and Mobile Media Services businesses, we offer a wide variety of services, including Connectivity and Interoperability, Intelligent Database, Content Portal, and Billing and Commerce services, each of which may be protected by copyright, trade secret, patents and/or patent applications. We have also entered into agreements with third-party providers and licensors, including third party providers of content such as music, games and logos.

Employees

The following table shows a comparison of our consolidated employee headcount for operations, including discontinued operations, by function:

	As of December 31,
	2008	2007	2006
Employee headcount by function:
Cost of revenues	1,164	1,673	2,342
Sales and marketing	607	809	989
Research and development	769	954	1,022
General and administrative	757	815	978

Total	3,297	4,251	5,331

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

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the uncertainties, costs and risks related to our proposed divestiture plan, including any income statement charges we incur in connection therewith and any further delays we may encounter;

•	the current global economic conditions as well as its impact on e-commerce, financial services, and the telecommunications and Internet industries;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security services and the timing and execution of individual customer contracts;

•	volume of new domain name registrations and customer renewals in our Naming Services business;

•

changes in the payment structures of on-line advertising network providers and compensation levels, as well as policies proposed and implemented by ICANN, which could impact the number of domain name registrations;

•	the mix of all our services sold during a period;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	potential attacks by hackers, which could threaten the perceived reliability of our products and services;

•	continued development of our direct and indirect distribution channels for our products and services, both in the U.S. and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	the impact of price changes in our products and services or our competitors’ products and services; and

•	the impact of decisions by channel partners and resellers to offer competing products or modify their marketing practices.

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

Our operating results have been adversely affected by the current economic downturn, unfavorable market and economic conditions.

The current global economic downturn may have a significant negative impact on demand for our services and our ability to conduct our business. As the economic downturn continues to deepen and spread overseas, these conditions have also negatively impacted our foreign operations. The economic downturn has or may negatively impact, among other things:

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

In addition, to the extent that the economic downturn impacts specific industry sectors in which many of our customers are concentrated, that may further negatively impact our business. If the economic and market conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results and financial position as a consequence of the above factors or otherwise.

Our diversified business structure may result in significant fluctuations of our financial results.

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks for e-commerce and communications;

•	the extent to which digital certificates and domain names are used for e-commerce or communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction of new products and services;

•	seasonal reductions in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of December 31, 2008, we had 959 employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues are not always denominated in U.S. dollars;

•	difficulty in repatriating profits to the U.S.;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

We are exposed to risks faced by financial institutions.

We have entered into hedging transactions with counterparties in the financial services industry which have been adversely impacted by the current economic condition. Defaults by, and even rumors or questions about the solvency of, certain financial institutions and the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by other institutions. The hedging transactions we have entered into expose us to credit risk in the event of default by one of our counterparties. Despite the risk control measures we have in place, a default by one of our counterparties, or liquidity problems in the financial services industry in general, could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign, federal or state laws could have an adverse impact on our business. For example, laws designed to restrict the on-line distribution of certain materials deemed harmful to children, on-line gambling and cyber squatting may impose significant additional costs on our business or subject us to additional liabilities.

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

While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.

We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on our business.

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

The DOC has adopted a plan for the phased transition of its responsibilities for the domain name system to ICANN. As part of this transition, we have entered into agreements with ICANN and the DOC as the exclusive registry of domain names within the ..com and .net generic top-level domains (“gTLDs”) and with ICANN with respect to being the exclusive registry for the .name gTLD.

We face risks arising from our agreements with ICANN and the DOC and from the planned transition of the DOC’s responsibilities for the domain name system to ICANN, including the following:

•

ICANN could adopt or promote policies, procedures or programs that are unfavorable to us as the registry operator of the .com,.net and .name gTLDs, that are inconsistent with our current or future plans, or that affect our competitive position;

•

under certain circumstances, ICANN could terminate one or more of our agreements to be the registry for the .com,.net or .name gTLDs and the DOC could terminate the .com Registry Agreement, in which case terminations of the .com or .net Registry Agreements could have a material adverse impact on our business;

•	one or more of the Registry Agreements may not renew when they expire in 2011 (.net) and 2012 (.com and .name), in which case it could have a material adverse effect on our business;

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours;

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

We may encounter difficulties renewing irrevocable letters of credit provided by customers of our Naming Services business as security for payment of registration fees if we are forced to draw down on such letters of credit to collect payment.

With respect to our Naming Services business, some registrars who register domain names on behalf of their customers utilize irrevocable letters of credit to secure payment for the registration of domain names. In the event that we are unable to obtain payment for the registration of these domain names, we may draw down on the letter of credit. In some cases, withdrawals may be made until we utilize the full amount of the letter of credit, at which point the registrar’s ability to process new billable transactions and their agreement may be terminated. If registrars are unwilling or unable to provide new letters of credit once we have drawn down the full amount, we may need to reevaluate our approach for security for payment of registration fees.

We rely on third parties who maintain and control root zone servers and route Internet communications.

We currently administer and operate only two of the thirteen root zone servers. The others are administered and operated by independent operators on a non-regulated basis. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the top-level domains. Because of the importance to the functioning of the Internet of these root zone servers, our Naming Services business could be harmed if these independent operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demands on the two root zone servers we operate.

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

Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!, could adversely affect the market for those domain names favored by such registrars and registrants resulting in a decrease in demand and/or the renewal rate for those domain names. As a result of the general economic downturn, spending on on-line advertising and marketing may not increase or may be reduced which in turn may result in a decline in the demand for those domain names.

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

Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan (both of which are susceptible to earthquakes); Providence, Rhode Island; Dulles, Virginia; Lacey, Washington; Overland Park, Kansas; Melbourne, Australia; London,

England; Berlin, Germany; and Fribourg, Switzerland. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

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

A failure in the operation of our domain name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over IP networks as well as of the security or reliability of our services.

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

The reliance of our Communications Services and Content Services on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

The success of our Communications Services and Content Services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, Sprint Nextel Corporation and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional providers on four of the thirteen mated pairs of SS7 signal transfer points that comprise our network. SS7 is a network control system comprised of protocols for the interpretation and use of network control and operation signals and the associated hardware and software needed for transmission, reception and interpretation of the signals.

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

Our SS7 Connectivity and Signaling Services rely on links, equipment and software provided to us from our vendors, the most important of which are gateway equipment and software from Tekelec and Agilent Technologies, Inc. We cannot assure you that we will be able to continue to purchase equipment from these vendors on acceptable terms, if at all. If we are unable to maintain current purchasing terms or ensure product availability with these vendors, we may lose customers and experience an increase in costs in seeking alternative suppliers of products and services.

We rely on our intellectual property, and any failure by us to protect, or any misappropriation of, our intellectual property could harm our business.

Our success depends in part on our internally developed technologies and intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources.

We also license third-party technology that is used in our products and services to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. Our business would suffer if we lost the rights to use certain of these technologies. Additionally, another party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of or our inability to obtain or maintain, any of these technology licenses could harm our business.

We rely on the strength of our VeriSign brand to differentiate ourselves in the marketing of our products, particularly with respect to our SSL certificates. Dilution of our brand could harm our business.

We could become subject to claims of infringement of intellectual property of others, which could be costly to defend and which could harm our business.

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. In addition, we provide links to news content as part of our RTP Services. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously being filed in connection with Internet-related technology. There is a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

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

We have licensed to VeriSign Affiliates our Processing Center platform, which is designed to replicate our own secure data centers and allows the VeriSign Affiliate to offer back-end processing of PKI services for enterprises in the regions in which the Affiliate operates. The VeriSign Processing Center platform provides a VeriSign Affiliate with the knowledge and technology to offer PKI services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the VeriSign Affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the VeriSign Affiliate and are outside of our control. Any failure of a VeriSign Affiliate to maintain the privacy or security of confidential customer information could result in negative publicity and therefore adversely affect the market’s perception of the security of our services as well as the security of e-commerce and communication over IP networks generally.

Our VeriSign Identity Protection service depends in part on the acceptance of our services.

The future growth of our VIP services, which form a part of our IAS business, depends in part on the commercial success and acceptance, and reliability of our VIP services. Our VIP services will suffer if our target customers do not use our VIP services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VIP services. We are not certain that our target customers will choose our VIP services or continue to use our VIP services once adopted.

Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could suffer.

We target our 3IS segment at the market for trusted and secure e-commerce and communications over IP and other networks. Our Naming Services business is developing managed services in emerging markets that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

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

We depend on the performance of our senior management team and other key employees, including key employees in the businesses we intend to divest. Our success also depends on our ability to attract, integrate, train, retain (particularly with respect to key employees in the businesses we intend to divest) and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the U.S. and abroad.

All of the members of our senior management team and other key employees are at-will employees and we do not maintain key person life insurance for any of our senior management team members or key employees. The loss of the services of any of our senior management team or other key employees, including key employees in the businesses we intend to divest, or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

We recently experienced changes in our senior management team, and we may face difficulty in attracting and retaining permanent, qualified leadership personnel.

During the second quarter of 2008, we appointed D. James Bidzos, our Chairman of the Board, as President, Chief Executive Officer and Executive Chairman, on an interim basis, and Brian G. Robins, our Senior Vice President, Finance, to acting Chief Financial Officer. In the first quarter of 2009, we appointed Mark D. McLaughlin as our President and Chief Operating Officer. The search for permanent replacements to fill the remaining positions may be a distraction to our interim executives, senior management, business partners, and customers, and, although we believe we have taken appropriate measures to address the impact of these changes, there is a risk that such changes may impair our ability to meet our business objectives. During the period of transition following the appointment of an executive, there may be operational inefficiencies as our new management team becomes familiar with our business and operations. We cannot provide you with any assurance that the search for any permanent replacements will be successful, and if we cannot recruit (or experience delays in recruiting) qualified permanent replacements for any such positions, our business may suffer.

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

General:    Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, the demand for our products and services might be substantially reduced and the ability to distribute our products successfully and the utilization of our services would be substantially diminished.

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

Competition in Naming Services:    We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 14 registries for the operation of 16 gTLDs. In addition, there are over 240 ccTLD registries.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are UltraDNS, NeuLevel and Afilias.

In addition, to the extent end-users navigate using search engines as opposed to direct navigation, we may face competition from search engine operators such as Google and Yahoo!.

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

Competition in SSL Certificate Services and IAS:    Our SSL Certificate Services and IAS are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure e-commerce and communications over wireline and wireless IP networks. The market for SSL Certificate Services and IAS is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

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

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their websites could also promote products and services of our competitors or charge us substantial fees for promotions in the future.

Competition in Managed Security Services:    Security services and product firms, telecommunications companies, and consulting companies or professional services groups of other companies with Internet expertise are current or potential competitors to our managed security services. These companies include large systems integrators and consulting firms, such as Accenture and IBM Global Services, security product companies, such as Symantec, and telecommunications providers, such as Verizon Business and BT Counterpane.

Competition in Communications Services:    The market for communications services is extremely competitive and subject to significant pricing pressure. Competition in this area arises from two primary sources. Incumbent carriers provide competing in-house services in their respective regions. In addition, we face direct competition from national, unregulated companies, including Syniverse Technologies, Telcordia, NeuStar and other carriers such as Southern New England Telephone Diversified Group, a unit of AT&T. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third party providers, such as VeriSign, and further increase competitive pricing pressures.

Competition in Commerce Services:    Our wireless billing and payment services are also subject to competition from providers such as Comverse, Amdocs, Convergys Corporation and Boston Communications

Group. We are also aware of major Internet service providers, software developers and smaller entrepreneurial companies that are or may in the future be focusing significant resources on developing and marketing products and services that may compete directly with ours. Furthermore, customers are increasingly likely to deploy internally developed communications technologies and services which may reduce the demand for technologies and services from third-party providers such as VeriSign and further increase competitive pricing pressures.

Competition in Content Services:    The market for content services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Arvato mobile, Monstermob, and Motricity. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint Nextel Corporation, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft and Apple. As the market for wireless data, including information and entertainment data, matures, new categories of competitors, such as mobile phone companies, broadcasters, music publishers, other content providers or others have begun to develop competing products or services.

Competition in Real-Time Publishing Services:    We face competition from various smaller companies providing similar services.

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

For example, our divestiture plan requires a substantial amount of management, administrative and operational resources. These demands may distract our employees from the day-to-day operation of VeriSign’s core businesses.

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

We may not be able to achieve the full strategic and financial benefits we expect from the divestiture of VeriSign’s non-core businesses. For example, we have encountered and may continue to encounter difficulties identifying buyers for certain businesses or be unable to sell businesses identified for divestiture, and there can be no assurance that analysts and investors will place greater value on VeriSign following the divestiture plan than the value placed on us pre-divestiture.

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

In the third quarter of 2008, management determined that due in large part to the downturn in the economy and the condition of the credit markets, the divestiture plan would take longer than originally expected. Buyers continue to be more conservative, which makes it more difficult to consummate dispositions and has required some modifications to our original approach to individual dispositions. For example, some potential buyers have asked for more detailed financial information than we originally anticipated, which has increased the time and expense required to conduct the sale process. In addition, the condition in the credit markets has limited sources of financing for potential purchasers, which has affected the number of proposals we have received and prospective buyers’ ability to borrow the funds necessary to complete the purchase of our businesses being divested which has impacted the number of divestitures we have been successful in completing. These developments are having an adverse effect on the timing and our chances of completing the divesture plan.

We may be adversely affected under certain covenants in our credit facility.

The Credit Agreement governing our $500.0 million credit facility (the “Facility”) contains a negative covenant that limits our ability to sell assets and freely deploy the proceeds we receive from such sales, subject to exceptions based on the size and timing of the sales. Therefore, depending on the size and timing of any dispositions that we decide to pursue as part of our divestiture plan, we may find it necessary to seek an amendment to our Credit Agreement or to structure the sales in a manner that complies with the covenant but that is potentially less favorable to the Company than would otherwise be the case. There can be no guarantee that we will be successful in obtaining any such amendment on acceptable terms or at all or be able to structure potential dispositions accordingly. The Facility and Credit Agreement are described in Note 9, “Credit Facility,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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

Under the agreements reached with buyers for certain businesses divested under the divestiture plan, we are restricted from competing, either directly or indirectly, with those businesses or from entering certain market sectors for a defined period of time pursuant to negotiated non-compete arrangements. We expect that the Company will be subject to similar restrictions with respect to other businesses as they are divested.

Risks related to our securities

We have a considerable number of common shares subject to future issuance.

As of December 31, 2008, we had one billion authorized common shares, of which 191.5 million shares were outstanding. In addition, of our authorized common shares, 38.7 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures, due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $500.0 million. As of December 31, 2008, we had no outstanding borrowings under the Facility and we had utilized $1.4 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. The Facility is described in Note 9, “Credit Facility,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We may not have the ability to repurchase the Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Convertible Debentures, as required by the indenture governing the Convertible Debentures.

Holders of our outstanding Convertible Debentures will have the right to require us to repurchase the Convertible Debentures upon the occurrence of a fundamental change as defined in the Indenture dated as of August 20, 2007 (the “Indenture”) between the Company and U.S. Bank National Association, as Trustee. Although we currently intend to settle the principal amount of the Convertible Debentures in cash as required under the Indenture, we may not have sufficient funds to repurchase the Convertible Debentures in cash or have the ability to arrange necessary financing on acceptable terms or at all. In addition, upon conversion of the

Convertible Debentures, we will be required to make cash payments to the holders of the Convertible Debentures equal to the lesser of the principal amount of the Convertible Debentures being converted and the conversion value (as defined in the Indenture) of those debentures. Such payments could be significant, and we may not have sufficient funds to make them at such time.

A fundamental change may also constitute an event of default or prepayment under, or result in the acceleration of the maturity of, our then-existing indebtedness. Our ability to repurchase the Convertible Debentures in cash or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the Convertible Debentures or pay cash in respect of conversions when required would result in an event of default with respect to the Convertible Debentures.

While we currently have the intent and ability to settle the principal in cash, if we conclude that we no longer have the ability, in the future, we will be required to change our accounting policy for earnings per share from the treasury stock method to the if-converted method.

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations.

For example, in May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” that will significantly affect the accounting for convertible debt, including our Convertible Debentures. The FSP specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. In applying this FSP, the FASB emphasized that the FSP will be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP will be applied retrospectively to all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense for fiscal 2007 through fiscal 2037 as the debt discount is amortized, assuming the Convertible Debentures will be settled upon maturity in 2037, associated with a significant reduction in our Convertible Debentures balance along with a corresponding increase in our stockholders’ equity as of December 31, 2007 and 2008. In addition, if our Convertible Debentures are redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. As a result, there could be a material adverse impact on our results of operations and earnings per share. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the Convertible Debentures.

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

The telecommunications industry is characterized by significant price competition. Competition and industry consolidation in the communications services market could result in significant pricing pressure and an erosion of our market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of services and significantly increasing pricing pressures on us. We would need to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs, and we may not be able to do so successfully. We believe that the business of providing network connectivity and related network services will see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins in our communications services business. Furthermore, customers may choose to deploy internally developed communications technologies and services thereby reducing the demand for technologies and services we offer which could harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Mountain View, California. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Canada, Brazil, Europe, Asia, Australia and South Africa. As of December 31, 2008, we owned approximately 357,000 square feet of space, which includes a certain part of our headquarters complex in Mountain View, California, and facilities in Savannah, Georgia; Lacey, Washington; and New Castle, Delaware. In June 2008, we sold certain land and buildings involving approximately 159,000 square feet of our Mountain View headquarters. We entered into a lease agreement with the purchaser of this property. The lease has an initial term that expires on December 31, 2010, with an option to extend the lease for five years from the date of expiration of the initial term. Our Lacey, Washington facility, totaling 67,000 square feet, which is being used for our Communications Services business, has been classified as an asset held for sale. See Note 4, “Assets Held for Sale and Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information about our assets held for sale. As of December 31, 2008, we leased approximately 972,000 square feet of space, primarily in the U.S. and to a lesser extent, in Europe and the Asia Pacific. Our facilities are under lease agreements that expire at various dates through 2017. We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use for continuing operations:

Major Locations	Approximate Square Footage	Use
United States:
Mountain View, California	290,000	Corporate Headquarters; Internet, Infrastructure and Identity Services;
		Other Services; and Corporate Services
Dulles, Virginia	237,000	Internet, Infrastructure and Identity Services; and Corporate Services
New Castle, Delaware	105,000	Internet, Infrastructure and Identity Services
Europe/Middle East/Africa:
Cape Town, South Africa	19,000	Internet, Infrastructure and Identity Services
Geneva, Switzerland	17,000	European Corporate Headquarters; and Internet, Infrastructure
		and Identity Services
Asia Pacific/Japan:
Bangalore, India	67,000	Corporate Services
Melbourne, Austrailia	16,000	Internet, Infrastructure and Identity Services
Tokyo, Japan	15,000	VeriSign Japan Headquarters

We are committed to vacate properties, in the U.S and internationally, in accordance with our 2007 and 2008 restructuring plans (collectively the “Plans”). At December 31, 2008, on a worldwide basis related to the Plans, we had an aggregate of approximately 139,000 square feet that was vacant and in restructuring, which is not included in the table above. See Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information about the Plans. At December 31, 2008, approximately 89,000 square feet, which includes our Savannah, Georgia facility, is being subleased to third parties, which is not included in the table above.

ITEM 3.	LEGAL PROCEEDINGS

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against us and several other previously-named defendants in the U.S. District Court for the District of Arizona asserting infringement of certain patents. The complaint alleged that our Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of one of the patents and the Court has dismissed with prejudice all claims of infringement of such patent. In its ruling on the claim construction issues, the Court found some of the claims asserted against us to be valid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Only one claim remains in the case. On July 13, 2007, the Court issued an order granting summary judgment in favor of us based on the Court’s finding that such claim is invalid, and denying all other pending dispositive motions. On August 29, 2007, plaintiff filed a Notice of Appeal. On September 19, 2007, the U.S. Court of Appeals for the Federal Circuit docketed the appeal. On October 20, 2008, the appellate court issued a decision that affirmed in part and reversed in part the summary judgment order and remanded the case for further proceedings in the trial court. While we cannot predict the outcome of this lawsuit, we believe that the allegations are without merit.

On April 11, 2005, Prism Technologies, LLC filed a complaint against us in the U.S. District Court for the District of Delaware alleging that our “Go Secure” suite of applications and related hardware and software products and our unified authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. On April 2, 2007, the Court issued a ruling from the claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the claim construction ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal. On February 5, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s claim construction ruling and dismissal in our favor. On December 19, 2008, the parties resolved our appeal of a post judgment motion together with the Prism matter described below.

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against us in the U.S. District Court for the Northern District of California, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of us, constructive trust and other equitable relief. Two other derivative actions were filed, one in the U.S. District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in the Superior Court of the State of California, Santa Clara County (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative actions are stayed pending resolution of the federal action. We are named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. On November 16, 2007, a second amended shareholder derivative complaint was filed in the federal action wherein we were again named as a nominal defendant. By stipulation and Court order, our obligation to respond to the second amended shareholder derivative complaint has been continued pending informal efforts by the parties to resolve the action.

On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming us and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants.

The plaintiff purports to represent all individuals who owned our common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin us from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in the Superior Court for the State of California, Santa Clara County under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. VeriSign and the individual defendants dispute all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint were granted with leave to amend in August 2008. By stipulation and Court order, plaintiff’s obligation to file an amended consolidated class action complaint has been continued pending informal efforts by the parties to resolve the action.

On November 7, 2006, a judgment was entered against us by a trial court in Terni, Italy in the matter of Penco v. VeriSign, Inc. in the amount of Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. We were granted a stay on execution of the judgment and we filed an appeal. On July 9, 2008, the appellate court rejected all of plaintiff’s claims. The period in which the plaintiff may file an appeal of the appellate court ruling should lapse in the first quarter of 2009.

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The Bentley matter is currently stayed. A motion to dismiss ruling in Herbert is on appeal in the U.S. Court of Appeals for the Ninth Circuit. While we cannot predict the outcome of any of these matters, we believe that the allegations in each of them are without merit and intend to vigorously defend against them.

On April 30, 2008, Prism Technologies LLC filed a complaint against us in the U.S. District Court for the District of Nebraska alleging that our manufacture, sale and use of “security certificates” infringes a U.S. patent. On December 19, 2008, the parties resolved this matter along with the additional Prism matter described above. This matter has been dismissed with prejudice as to VeriSign.

On September 12, 2008, Leon Stambler filed a declaratory judgment complaint against us in the U.S. District Court for the Eastern District of Texas. The complaint seeks an order permitting Stambler to proceed with patent infringement actions against VeriSign SSL certificate customers in actions in which we are not a party in view of Stambler’s prior unsuccessful action in 2003 against us on the same patents in which a verdict was returned against Stambler and a judgment was entered thereon. We have received requests to indemnify certain SSL certificate customers in the patent infringement actions brought by Stambler. While we cannot predict the outcome of these proceedings, we believe the allegations against us are without merit and intend to vigorously defend against them.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of January 31, 2009:

Name	Age	Position
D. James Bidzos	54	Executive Chairman and Chief Executive Officer on an interim basis
Mark D. McLaughlin	43	President and Chief Operating Officer
Brian G. Robins	39	Acting Chief Financial Officer and Senior Vice President, Finance
Richard H. Goshorn	52	Senior Vice President, General Counsel and Secretary
Russell S. Lewis	54	Executive Vice President, Strategy and Technical Operations
Kevin A. Werner	48	Senior Vice President, Corporate Development and Strategy

D. James Bidzos has served as Executive Chairman and Chief Executive Officer on an interim basis since June 2008, and served as President from June 2008 to January 2009. He served as Chairman of the Board of Directors from August 2007 to June 2008 and from April 1995 to December 2001. He served as Vice Chairman of the Board from December 2001 to August 2007. Mr. Bidzos served as Vice Chairman of RSA Security, an Internet identity and access management solution provider, from March 1999 to May 2002, and Executive Vice President from July 1996 to February 1999. Prior thereto, he served as President and Chief Executive Officer of RSA Data Security, Inc. from 1986 to February 1999.

Mark D. McLaughlin has served as President and Chief Operating Officer since January 2009. From November 2008 to January 2009 Mr. McLaughlin provided consulting services to the Company. From January 2007 through November 2007, he served as the Company’s Executive Vice President, Products and Marketing. From May 2006 to January 2007, he served as Executive Vice President and General Manager, Information Services. From December 2004 to May 2006, he served as Senior Vice President and General Manager, Information Services and from November 2003 through December 2004, Mr. McLaughlin was Senior Vice President and Deputy General Manager of Information Services. From 2002 to 2003, he served as Vice President, Corporate Business Development, and from 2000 to 2001 he was Vice President, General Manager of VeriSign Payment Services. Prior to joining the Company, Mr. McLaughlin was the Vice President, Business Development of Signio, an Internet payment company acquired by the Company in February 2000. Mr. McLaughlin holds a B.S. degree from the U.S. Military Academy at West Point and a J.D. degree from Seattle University.

Brian G. Robins has served as acting Chief Financial Officer of the Company since April 2008, and has served as Senior Vice President, Finance since August 2007. From January to August 2007, Mr. Robins was Vice President, Finance. Prior to joining VeriSign in January 2007, Mr. Robins was employed by NeuStar, a provider of clearinghouse services for communication service providers and enterprises, in a number of capacities since 2001, including as Vice President of Finance and Treasurer. Mr. Robins holds a B.A degree in Finance from Lipscomb University and an M.B.A. from Vanderbilt University.

Richard H. Goshorn has served as Senior Vice President, General Counsel and Secretary since June 2007. From October 2004 to May 2007, he served as General Counsel for Akin Gump Strauss Hauer & Feld, LLP, a law firm. From 2002 to 2003, Mr. Goshorn was Corporate Vice President, General Counsel and Secretary of Acterna Corporation, a public communications test equipment company. From 1991 to 2001 he held a variety of senior executive legal positions with London-based Cable and Wireless PLC, a telecommunications company, including the position of Senior Vice President and General Counsel, Cable & Wireless Global. Mr. Goshorn holds a B.A. degree in Economics from the College of Wooster and a J.D. degree from Duke University School of Law.

Russell S. Lewis has served as Executive Vice President, Strategy and Technical Operations since November 2008. From August 2007 to November 2008, he served as Senior Vice President, Strategic Development, and from January 2005 to July 2007, he served as Senior Vice President, Corporate Development. From February 2002 to December 2004, he served as General Manager, Naming and Directory Services and from March 2000 to February 2002, he served as Senior Vice President, Corporate Development. Since August 1999, he has served as President of Lewis Capital Group, LLC, an investment firm. Mr. Lewis serves as a director of Braintech Inc. and Delta Petroleum Corporation. Mr. Lewis holds a B.A. degree in Economics from Haverford College and an M.B.A. degree with a concentration in finance and marketing from Harvard Business School.

Kevin A. Werner has served as Senior Vice President, Corporate Development and Strategy since September 2007. From February 2004 until joining VeriSign in September 2007, Mr. Werner served as senior vice president, director of strategic development activities of SAIC, Inc., a diversified information technology services company. From April 2000 until January 2004, he was president and managing director of SAIC Venture Capital Corporation, an SAIC subsidiary. Mr. Werner holds a B.A. degree in Political Science from George Washington University and a J.D. degree from Harvard Law School.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ending December 31, 2009:
First Quarter (through February 27, 2009)	$20.99	$16.89
Year ended December 31, 2008:
Fourth Quarter	$25.91	$16.23
Third Quarter	38.81	22.49
Second Quarter	42.50	32.72
First Quarter	38.06	30.14
Year ended December 31, 2007:
Fourth Quarter	$41.96	$31.52
Third Quarter	34.68	27.77
Second Quarter	32.12	24.83
First Quarter	26.78	22.92

On February 20, 2009, there were 871 holders of record of our common stock, although we believe there are approximately 91,105 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 27, 2009, the reported last sale price of our common stock was $19.33 per share as reported by the NASDAQ Global Select Market.

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

We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for stock repurchase programs designed to return value to our stockholders and minimize dilution from stock issuances, and for future growth of our core businesses. Information regarding our equity compensation plans may be found in Part III, Items 11 and 12, of this Form 10-K. See Note 11, “Stockholders’ Equity,” and Note 13, “Employee Benefits and Stock-Based Compensation,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding our equity compensation plans.

Share Repurchases

To facilitate the stock repurchase program, designed to return value to the stockholders and minimize dilution from stock issuances, we repurchase shares in the open market and from time to time enter into structured stock repurchase agreements with third parties.

On January 31, 2008, the Board of Directors of VeriSign authorized the 2008 Stock Repurchase Program with no expiration date having an aggregate purchase price of up to $600.0 million of our common stock (the “2008 Stock Repurchase Program”). On February 8, 2008, we entered into an Accelerated Share Repurchase (“ASR”) agreement to repurchase $600.0 million of our common stock under the 2008 Stock Repurchase Program. We paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The ASR agreement was completed on July 10, 2008, when we received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the ASR agreement. The average price per share paid on the ASR agreement was $36.33. On August 5, 2008, our Board of Directors authorized additional stock repurchases under our 2008 Stock Repurchase Program having an aggregate purchase price of up to $680.0 million of our common stock. As of December 31, 2008, $680.0 million remained available for further repurchases under the 2008 Stock Repurchase Program.

On August 7, 2007, the Board of Directors authorized the use of the net proceeds from the issuance of the Convertible Debentures as described in Note 10, “Junior Subordinated Convertible Debentures,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, to repurchase shares of our common stock.

In August 2007, we used the proceeds from the issuance of the Convertible Debentures to repurchase 12.2 million shares of our common stock for an aggregate cost of approximately $350 million. Additionally, we entered into a $200 million Guaranteed Share Repurchase (“GSR”) agreement and a $600 million ASR agreement with two independent financial institutions. Under the terms of the GSR agreement, we received approximately 6.3 million shares of our common stock. Under the terms of the ASR agreement we received approximately 19.5 million shares, of which 12.9 million were settled in the third quarter of 2007 and 6.6 million were settled in the fourth quarter of 2007.

In 2006, the Board of Directors authorized the 2006 Stock Repurchase Program with no expiration date to repurchase up to $1.0 billion of our common stock (the “2006 Stock Repurchase Program”). In November 2008, we repurchased approximately 2.7 million shares of our common stock at an average stock price of $18.83 per share for an aggregate cost of $50.0 million under the 2006 Stock Repurchase Program. In July 2008, we repurchased approximately 3.5 million shares of our common stock at an average stock price of $34.38 per share for an aggregate cost of $120.0 million under the 2006 Stock Repurchase Program. During the first quarter of 2008, we repurchased approximately 15.9 million shares of our common stock at an average stock price of $33.85 per share for an aggregate cost of $544.7 million under the 2006 Stock Repurchase Program. Under the 2006 Stock Repurchase Program, through December 31, 2008, we cumulatively repurchased 22.8 million shares at an average stock price of $32.04 per share for an aggregate cost of $730.0 million. As of December 31, 2008, $270.0 million remained available for further repurchases under the 2006 Stock Repurchase Program.

In 2005, the Board of Directors authorized the 2005 Stock Repurchase Program to repurchase up to $500 million of our common stock (the “2005 Stock Repurchase Program”). In 2006, we repurchased approximately 5.7 million shares under the 2005 Stock Repurchase Program for an aggregate cost of approximately $119.7 million. The 2005 Stock Repurchase Program was completed in the second quarter of 2006.

From the inception of the stock repurchase program in 2001 to March 2, 2009, we have repurchased approximately 111.9 million shares of our common stock for an aggregate cost of approximately $3.3 billion. As of March 2, 2009, approximately $950.0 million is available for repurchase of our common stock under our stock repurchase programs. The following table presents the stock repurchase activity during the quarter ended December 31, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2008	—	$—	—	$1 billion
November 1 – 30, 2008	2,655,545	18.83	2,655,545	$950 million
December 1 – 31, 2008	—	$—	—	$950 million

	2,655,545		2,655,545

(1)	These shares purchased represent shares repurchased under the 2006 Stock Repurchase Program.
(2)	This amount represents the remaining value of the 2008 and 2006 Stock Repurchase Programs.

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

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poors (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2003, and calculates the return quarterly through December 31, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
VeriSign, Inc	$100	$169	$102	$119	$111	$73
S&P 500 Index	$100	$109	$102	$107	$97	$78
S&P 500 Information Technology Index	$100	$114	$101	$106	$100	$74

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the last five fiscal years. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, to fully understand factors that may affect the comparability of the information presented below.

We have completed a number of acquisitions since 2004 and the results of the acquired companies’ operations are included in our Consolidated Financial Statements from their respective dates of acquisition. Information regarding our acquisitions since 2006 is described in Note 3, “Business Combinations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We have reclassified the selected financial data for all periods presented to reflect our discontinued operations as described in Note 4, “Assets Held for Sale and Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Selected Consolidated Statements of Operations Data: (in millions, except per share data)

	Year Ended December 31,
	2008 (2) (3)	2007 (4)	2006 (5)	2005 (6)	2004
		As Adjusted (1)	As Adjusted (1)	As Adjusted (1)	As Adjusted (1)
Continuing Operations:
Revenues	$962	$847	$983	$1,104	$675
Operating income (loss)	$71	$(246)	$24	$139	$(32)
Income (loss)	$92	$(148)	$362	$120	$28
Income (loss) from continuing operations per share:
Basic	$0.47	$(0.62)	$1.48	$0.47	$0.11
Diluted	$0.46	$(0.62)	$1.46	$0.46	$0.11
Discontinued Operations:
Revenues	$594	$654	$586	$556	$491
Operating (loss) income	$(19)	$17	$66	$97	$124
(Loss) income	$(467)	$(1)	$21	$303	$121
(Loss) income from discontinued operations per share:
Basic	$(2.37)	$(0.01)	$0.09	$1.18	$0.49
Diluted	$(2.33)	$(0.01)	$0.09	$1.15	$0.47
Consolidated Total:
Net (loss) income	$(375)	$(149)	$383	$423	$149
Net (loss) income per share:
Basic	$(1.90)	$(0.63)	$1.57	$1.65	$0.60
Diluted	$(1.87)	$(0.63)	$1.55	$1.61	$0.58

(1)	The information presented has been adjusted to reflect the adjustments made to our prior periods’ results of operations, which are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, in our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
(2)	Operating income from continuing operations for 2008 includes a goodwill impairment charge of $77.6 million for our VeriSign Japan reporting unit, $31.5 million in restructuring charges related to our 2008 restructuring plan and a loss of $79.1 million on sale of a portion of our Mountain View facilities. Income from continuing operations includes gain on sale of $66.9 million, net of an income tax expense of $11.0 million, on the divestiture of our remaining 49% ownership interest in the Jamba joint ventures.
(3)	Operating loss from discontinued operations for 2008 includes $38.1 million in restructuring charges related to our 2008 restructuring plan and a goodwill impairment charge of $45.8 million related to our Post-pay reporting unit. Loss from discontinued operations for 2008 includes estimated losses on assets held for sale of $406.7 million, net of an income tax benefit of $5.3 million; and realized losses on divesture of certain businesses of $14.9 million, net of an income tax benefit of $6.3 million, including estimated losses recorded prior to divestiture for those divested businesses.

(4)	Operating loss from continuing operations for 2007 includes an impairment charge of $202.1 million for certain long-lived assets related to our former Content Services reporting unit. Loss from continuing operations for 2007 was offset by a $68.2 million gain recognized upon the divestiture of our majority ownership interest in Jamba. Operating income from discontinued operations for 2007 includes an impairment charge of $47.0 million for certain long-lived assets related to our former Content Services reporting unit.
(5)	Income from continuing operations for 2006 includes $349.8 million in income tax benefits that resulted from the release of our valuation allowance of $236.4 million from our deferred tax assets and recognizing a non-recurring benefit to tax expense of $113.4 million due to a favorable ruling received in the second quarter of 2006 relating to a capital loss generated in 2003.
(6)	Income from discontinued operations for 2005 includes a gain on sale of our payment gateway business of $250.6 million, net of an income tax expense of $124.2 million.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2008	2007	2006	2005	2004
		As Adjusted (1)	As Adjusted (1)	As Adjusted (1)	As Adjusted (1)
Cash, cash equivalents, short term investments, and restricted cash (2) (3)	$791	$1,424	$727	$906	$787
Total assets	2,573	4,037	3,985	3,181	2,599
Deferred revenues (2)	845	774	637	521	425
Convertible debentures	1,262	1,265	—	—	—
Stockholders’ equity	51	1,497	2,355	1,998	1,671

(1)	The information presented has been adjusted to reflect adjustments made to our prior periods’ financial position, which are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, in our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
(2)	Excludes assets and liabilities classified as held for sale as reported at each Balance Sheet date.
(3)	We did not have any significant short-term investments at December 31, 2008 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenues mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we filed in 2008. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Business Overview

Overview

We are the trusted provider of Internet infrastructure services for the networked world. We offer a comprehensive spectrum of products and services that help a growing number of organizations and individuals to communicate and conduct commerce with confidence.

As of December 31, 2008, our business consisted of two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”), which consists of Naming Services, Secure Socket Layer (“SSL”) Certificate Services, Identity and Authentication Services (“IAS”), and VeriSign Japan, and (2) Other Services, which represents continuing operations of non-core businesses and legacy products and services from divested businesses. Prior to 2008, our business consisted of the following two reportable segments: Internet Services Group (“ISG”) and the Communication Services Group (“CSG”). As a result of a comprehensive review of our business strategy, we changed our reportable segments in 2008. Comparative segment revenues and related financial information for 2008, 2007, and 2006 are presented in Note 16, “Segment Information,” Description of Segments, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We have reclassified prior period amounts to conform to current period presentation. We have operations inside as well as outside the U.S. For a geographic breakdown of revenues and changes in revenues, see Note 16, “Segment Information,” Geographic Revenues, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

The Naming Services business is the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. The SSL Certificate Services business enables enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. The IAS business includes identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services. These services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of SSL Certificate Services and IAS. The Other Services segment consists of the continuing operations of our non-core Pre-pay billing and payment services (“Pre-pay”) business as well as legacy products and services from divested businesses. We are in the process of winding down the operations of the Pre-pay business. In Other Services, the legacy products and services from divested businesses primarily include the following: Jamba, which provided mobile entertainment to consumers; the RDS business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers; and the CDN business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale.

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy calls for a divestiture or winding down of all the business lines in our former CSG segment and all business lines in our former ISG segment except for our core businesses. The business lines that we expect to divest, including those that have been sold since the fourth quarter of 2007, accounted for approximately 50% of our overall revenues in fiscal 2007. These businesses are classified as disposal groups held for sale as of December 31, 2008, and their results of operations have been classified as discontinued operations for all periods presented. The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current global economic condition and potential continued deterioration of the credit markets. While we are executing our divestiture plan, we will experience additional risks, including, but not limited to the disruption of our business and the potential loss of key employees; difficulties separating operations, services, products and personnel; the potential damage to relationships with our existing customers; and the delay in completion of transition services. For example, our divestiture plan requires a substantial amount of management, administrative and operational resources. Once our divestiture plan is completed, the scale and scope of our operations will decrease in absolute terms, which we expect will allow our remaining core businesses to benefit from a more efficient and streamlined operational structure. However, we cannot assure you that we will be able to achieve the full strategic and financial benefits we expect from the divestiture of our non-core businesses and there is no guarantee that the planned divestitures will occur or will not be significantly delayed, all of which may result in future variability in our results of operations. By divesting our non-core businesses, additional resources should be available to invest in our core services that will remain: Naming Services, SSL Certificate Services and IAS. In the first quarter of 2009, we announced a realignment of our three core services into two business units to include the following: (1) Naming Services and (2) Authentication Services, which would include both SSL Certificate Services and IAS.

Our Core Services

Our core services consist of our Naming Services, SSL Certificate Services and IAS.

Naming Services

As of December 31, 2008, we had approximately 90.4 million domain names registered under the .com and .net registries, which are our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates. Although growth in absolute number of registrations remains greatest in mature markets such as the U.S. and Western Europe, growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. and Europe where Internet penetration has demonstrated the greatest potential for growth. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

SSL Certificate Services

As of December 31, 2008, we had an installed base of SSL certificates of approximately 1.1 million. We currently offer the following SSL Certificate Services: VeriSign®, GeoTrust®, and thawte® branded certificates. The major factors impacting the growth and performance of our SSL Certificate Services business are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions, we expect continued revenue growth in our business, primarily in markets outside of the U.S. where e-commerce has the largest growth potential.

IAS

As with our SSL Certificate Services, the major factors impacting the growth and performance of our IAS are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce.

2008 Business Highlights

•	Our 3IS segment recorded revenues of $936.3 million in 2008, an increase of 20% from last year.

•	We recorded income from continuing operations of $92.6 million in 2008, compared to a net loss from continuing operations of $147.7 million in 2007.

•

We sold certain non-core businesses for aggregate net cash consideration of $102.4 million, and recorded an aggregate net loss on sale of $13.7 million, net of an aggregate income tax benefit of $5.2 million, including estimated losses recorded prior to sale. See “Assets held for sale and Discontinued Operations” in Item 7 of this Form 10-K for further information.

•	We sold our remaining 49% ownership interest in the Jamba joint ventures to Fox for $199.4 million and recorded a gain of $66.9 million, net of an income tax expense of $11.0 million.

•	We acquired Global Name Registry, Ltd. (“GNR”), the registry operator for the .name gTLD, for net cash consideration of $11.7 million.

•

We recorded an other-than-temporary impairment charge of $8.2 million relating to our investments in certain money-market funds managed by The Reserve’s Primary Fund (the “Primary Fund”) and The Reserve International Liquidity Fund, Ltd. (the “International Fund”). For further information, see Note 8, “Other Balance Sheet Items,” Prepaid Expenses and Other Current Assets, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information.

•

We terminated the $45.0 million trust established during 2004 for our director and officer liability self-insurance coverage and classified the amount as Cash and cash equivalents as of December 31, 2008, as our ability to use it is no longer restricted.

•

We repurchased 38.6 million shares of our common stock at an average stock price of $34.07 per share for an aggregate cost of approximately $1.3 billion under the 2008 and 2006 Stock Repurchase Programs. As of December 31, 2008, we have $950.0 million remaining for further repurchases under the 2008 and 2006 Stock Repurchase Programs.

•

We sold certain land and buildings located in Mountain View, California, for net cash consideration of $47.6 million. At the time of closing, we entered into a separate lease agreement with the purchaser of the property for an initial term expiring on December 31, 2010, with an option to extend the lease for five years from the date of expiration of the initial term. We recorded a loss of $79.1 million upon sale of the property.

•

Our 2008 restructuring plan was announced in late 2007 to complement our plan to divest our non-core businesses. We recorded $69.6 million in restructuring charges related to the 2008 restructuring plan, inclusive of amounts for discontinued operations. Of the total restructuring charges, expenses related to severance and benefit costs for terminated employees, inclusive of amounts for discontinued operations, totaled $63.8 million. Since announcing the 2008 restructuring plan, we have reduced our headcount in businesses targeted for divestiture, either through the sale of businesses, employee terminations or voluntary resignations.

Acquisitions

On October 1, 2008, we completed our acquisition of GNR, a United Kingdom based company that manages and operates the registry for the .name top level domain. We paid $11.7 million in cash (net of cash acquired of $1.1 million) for the acquisition, which included $0.6 million to cover certain transaction costs. We recorded goodwill of $1.2 million, other indefinite-lived intangible asset of $11.7 million, and assumed net liabilities of $1.2 million. GNR is included in our 3IS segment. We had a pre-existing relationship with GNR, pursuant to a registry services agreement, whereby we provided certain registry services to GNR. The effective settlement of the pre-existing relationship, as a result of the acquisition, did not result in a gain or loss.

In 2007, we did not acquire any businesses.

In 2006, we acquired the following companies for an aggregate purchase price of $633.3 million: inCode Telecom Group, Inc., a privately held consulting firm for the wireless industry; GeoTrust, Inc., a privately-held provider of digital certificates and identity verification solutions; m-Qube, Inc., a privately-held mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services; Kontiki, Inc., a provider of broadband content services; 3united Mobile Solutions ag, a provider of wireless application services; CallVision, Inc., a privately-held provider of online analysis applications for mobile communications customers; and two other acquisitions that were not material on an individual basis or in the aggregate.

We account for all of our significant acquisitions as business combinations using the purchase method of accounting Accordingly, the acquired companies’ revenues, costs and expenses have been included in our results of operations beginning with their dates of acquisition.

See Note 3, “Business Combinations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding our business acquisitions over the last three years.

Jamba Joint Ventures

On October 6, 2008, we sold our remaining 49% ownership interest in the Jamba joint ventures to Fox for cash consideration of $199.4 million and recorded a gain on sale of $66.9 million, net of an income tax expense of $11.0 million, upon divestiture. Pursuant to the sale agreement, certain outstanding debts and accrued but unpaid interest owed among us and the Jamba joint ventures have been repaid, and the parties agreed to the settlement and discharge of all other amounts owed among them as of the date of the agreement.

See Note 2, “Joint Ventures,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding the Jamba joint ventures.

Assets Held for Sale and Discontinued Operations

Completed Divestitures

On December 31, 2008, we sold our EMEA Mobile Media (“EMM”) business which offered mobile application services that included interactive messaging applications, content portal services, and messaging gateway services for cash consideration of $7.8 million, of which $3.6 million is due in 2009, and $2.8 million related to an estimated working capital adjustment is due in 2009. We recorded a loss on sale of $13.3 million, net of an income tax benefit of $0.1 million, including estimated losses on disposal recorded prior to the sale. Our 3united Mobile Solutions business, which we acquired in 2006, was divested as part of the EMM business. The historical results of operations of the EMM business have been classified as discontinued operations for all periods presented.

On December 31, 2008, we sold our Post-pay business which enabled advanced billing and customer care services to wireless telecommunications carriers for cash consideration of $28.3 million. The cash consideration includes $2.5 million that was placed in an escrow account to cover any contingent claims made by the buyer against us through December 31, 2009. If no claims are made, the amount in escrow will be released to us during the fourth quarter of fiscal 2009. We recorded a loss on sale of $1.9 million, net of an income tax benefit of $0.3 million, including estimated losses on disposal recorded prior to the sale. The historical results of operations of the Post-pay business have been classified as discontinued operations for all periods presented.

On October 31, 2008, we sold our Communications Consulting business, which offered a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies, in a management buyout transaction for cash consideration of $0.7 million. We recorded a loss on the sale of $20.9 million, net of an income tax benefit of $17.0 million, including estimated losses on disposal recorded prior to the sale. Our inCode Telecom Group business, which we acquired in 2006, was divested as part of the Communications Consulting business. The historical results of operations of the Communications Consulting business have been classified as discontinued operations for all periods presented.

On April 30, 2008, we sold our DBMS business, which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity. We received cash consideration of $50.4 million and recorded a gain on sale of $21.2 million, net of an income tax expense of $11.4 million. The cash consideration includes $5.0 million that was placed in an escrow account to cover any contingent claims made by the buyer against us through April 30, 2009. If no claims are made, the amount in escrow will be released to us during the second quarter of fiscal 2009. The historical results of operations of the DBMS business have been classified as discontinued operations for all periods presented.

On April 30, 2008, we sold our CDN business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale. We received cash consideration of $1.0 million and recorded a gain on sale of $1.7 million, net of an income tax expense of $1.1 million. Our Kontiki business, which we acquired in 2006, was divested as part of the CDN business. We retained an equity ownership in the CDN business and have accounted for our investment in the CDN business on an equity method basis. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The historical results of operations of CDN are included in our Other Services segment.

On March 31, 2008, we sold our SC&A business, which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems. We received cash consideration of $14.2 million and recorded a loss on sale of $0.5 million, net of an income tax benefit of $0.3 million. Our CallVision business, which we acquired in 2006, was sold as part of the SC&A business. The historical results of operations of the SC&A business have been classified as discontinued operations for all periods presented.

On December 31, 2007, we sold our Retail Data Solutions (“RDS”) business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers, for $10.2 million in consideration. The sale price included $6.4 million in cash and $3.8 million in preferred stock of the acquiring company. We recorded the preferred stock as a long-term investment. We recorded a gain on sale of $4.5 million, net of income tax benefit of $1.5 million. As the historical results of operations of the RDS business were not significant, they have not been classified as discontinued operations. The historical results of operations of RDS are included in our Other Services segment.

On September 1, 2007, we sold our wholly-owned Jamba Service GmbH subsidiary (“Jamba Service”), which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products. We received net cash consideration of $12.8 million and recorded a gain on sale of $1.8 million. The historical results of operations of Jamba Service have been classified as discontinued operations for all periods presented.

Assets Held for Sale

As of December 31, 2008, businesses classified as held for sale and presented as discontinued operations are the following:

Communications Services

Our Communications Services business provides communications services, such as Billing and Commerce Services, Connectivity and Interoperability Services and Intelligent Database Services. The Billing and Commerce Services primarily include our Billing Services, Global Consulting Services for Billing, Real-Time Rating and Payment Services, Real-Time Roaming Services, and Settlement and Exchange Services. The Connectivity and Interoperability Services primarily include our Signaling System 7 (“SS7”) Connectivity, Voice and Data Roaming services, and Voice Over Internet Protocol Services. The Intelligent Database Services primarily include our Number Portability Services, Calling Name Database Services, Line Information Database Services and Toll-free Database Services.

On March 2, 2009, we entered into a binding agreement to sell our Communications Services business to Transaction Network Services, Inc. for $230.0 million subject to certain adjustments to reflect normal fluctuations in working capital. The transaction is subject to Hart-Scott-Rodino Act review, and the agreement contains customary closing conditions. The parties anticipate that the transaction will close within 60 days.

Content Portal Services

Our CPS business enables a seamless end-to-end solutions business focused on providing best-in-class digital content storefront services. CPS can be used as a content delivery platform for games, ringtones, and other content services. Our CPS business provides services to mobile carriers and media companies primarily located in Canada.

Enterprise Security Services

Our Enterprise Security Services business includes Managed Security Services (“MSS”), iDefense Security Intelligence Services, and the Global Consulting Services. MSS enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year while reducing the associated time, expense, and personnel commitments by relying on our security platform and experienced security staff. Our iDefense Security Intelligence Services deliver comprehensive, actionable intelligence to help companies decide how to respond to threats and manage security risks on networks. Our Global Consulting Services help companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

International Clearing

Our International Clearing business enables financial settlement and call data settlement for wireless and wireline carriers.

Messaging and Mobile Media

Our Messaging and Mobile Media (“MMM”) Services business is an industry-leading global provider of short-messaging, multimedia messaging, and mobile content application services. MMM Services enable messages and multimedia content to be sent globally across any wireless operator and mobile device. MMM Services offer the global connectivity, network reliability, and scalability necessary to capitalize on the fast growing global messaging and media content markets.

Real-time Publisher Services

Our RTP Services allow organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers. RTP also makes it easier for publishers of all sizes to distribute and track their content feeds, which may improve the reliability and quality of their real-time content.

See Note 4, “Assets Held for Sale and Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding our disposal groups.

Subsequent Events

On January 23, 2009, we entered into an arrangement agreement with Certicom Corp. (“Certicom”), a corporation continued under the laws of Canada, whereby we agreed to acquire all of the outstanding common shares of Certicom, for an aggregate purchase price, of approximately $73 million. On February 10, 2009, Certicom terminated the arrangement agreement in order to accept a superior acquisition proposal from a third-party, as determined by Certicom’s Board of Directors. Certicom has paid a termination fee of $3.3 million to us, pursuant to the terms of the arrangement agreement.

On January 30, 2009, we received $85.8 million from the International Fund and on February 20, 2009, we received $8.3 million from the Primary Fund. The total distributions to date represents approximately 85% and 65% of our total investment in the Primary Fund and the International Fund, respectively. As of March 2, 2009, the funds held by the Primary Fund and the International Fund were $16.2 million and $40.1 million, respectively, net of the other-than-temporary impairment. For more information regarding the status of our investments with The Reserve, see Item 7A, “Quantitative and Qualitative Discussions About Market Risk.”

In January 2009, we announced a realignment of our three core services into two business units to include the following: (1) Naming Services and (2) Authentication Services, which would include both SSL Certificate Services and IAS.

On March 2, 2009, we entered into a binding agreement to sell our Communications Services business to Transaction Network Services, Inc. for $230.0 million subject to certain adjustments to reflect normal fluctuations in working capital. The transaction is subject to Hart-Scott-Rodino Act review, and the agreement contains customary closing conditions. The parties anticipate that the transaction will close within 60 days.

Critical Accounting Policies and Significant Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates those estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies have the most significant impact on our judgment and estimates used in preparing our consolidated financial statements:

Revenue recognition

We recognize revenues in accordance with current generally accepted accounting principles. Revenue recognition requirements are complex rules which require us to make judgments and estimates related to both the timing and amount of revenue recognition. Our assumptions and judgments regarding products and services could differ from actual events.

As our Naming Services, SSL Certificate Services and IAS are provided over time, the associated revenues from these services are generally recognized over the contractual term. However, certain revenues are recognized over an estimated relationship period determined based on an analysis of historical performance and customer usage.

While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we may enter into certain revenue transactions that involve multiple element arrangements (arrangements with more than one deliverable). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenues on the deliverables; and (4) whether all elements of the arrangement have been delivered. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Valuation of goodwill and other long-lived assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Fair value determination of acquired net assets, especially intangible assets, requires us to make significant estimates, assumptions and judgment. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain of the intangible assets include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue from the acquired customer and product base and the expected use of the acquired assets. These factors are also considered in determining the useful life of the acquired intangible assets.

Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or between annual tests in the presence of impairment indicators such as: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) loss of key personnel; (e) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (f) testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. Judgment is required in determining the existence of these factors and its effect on any impairment determination.

The fair value of our reporting units is determined considering the income, the market or the transaction valuation approaches or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. The transaction approach is a valuation technique that estimates the fair value of the reporting unit based on market prices on actual transactions and asking prices for businesses currently available for sale.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our reporting units for the purposes of our annual or interim analyses, we make estimates and judgments about the future cash flows, operating trends, discount rates, control premiums, and other variables of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. We also consider our market capitalization on the date we perform the analysis.

Our other long-lived assets consist primarily of property and equipment and purchased intangible assets. We review other long-lived assets for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset.

Recoverability of other long-lived assets is measured by comparison of the carrying amount of an asset to estimated undiscounted cash flows of the group containing the asset. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

Valuation of assets held for sale

Disposal groups classified as held-for-sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated or amortized. Classification of our disposal groups as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. We evaluate the held for sale classification and the fair value of such disposal groups at each reporting period. The fair value of assets held-for-sale is determined considering active bids from potential buyers and also using the income, the market or the transaction valuation approaches or a combination thereof. The fair value analysis using the income, market and transaction approach for assets-held-for sale is similar to the fair value analysis of reporting units for goodwill impairment described above and requires significant judgment.

Restructuring charges

We record restructuring charges related to excess facilities and one-time severance costs at fair value only when the liability is incurred. Severance costs associated with our standard restructuring plans are recorded once the costs are determined to be both probable and estimable. Excess facilities restructuring charges take into account the fair value of the future lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary.

Fair Value of Financial Instruments

Our Convertible Debentures have contingent interest payments that are considered to be an embedded derivative which is marked to market at the end of each reporting period. We utilize a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the embedded derivative. The inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. Several significant inputs to the model are not observable and require management judgment.

Stock-based compensation

We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares which contain a service and/or performance condition. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted based on observed and expected time to post-vesting exercise and/or cancellations. Expected volatility is based on a combination of historical volatility of our common stock over a period commensurate with the expected life of the options and the mean historical implied volatility from traded options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

We use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.

If factors change and as a result we employ different assumptions for estimating stock-based compensation expense in future periods, the stock-based compensation expense we record for such future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income (loss), net income (loss) and net income (loss) per share.

Income taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood we would realize the benefits of net operating loss carryforwards, domestic and/or foreign tax credit carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. To the extent recovery of deferred tax assets is not likely, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

The extent of our operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from U.S. federal, state, and international tax audits Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and provides for the recognition and measurement of uncertain tax positions. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adjust these amounts in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

Results of Operations

The following table sets forth selected information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2008	2007	2006
Revenues	100%	100%	100%

Costs and expenses
Cost of revenues	24	28	29
Sales and marketing	17	28	32
Research and development	10	12	9
General and administrative	21	31	24
Restructuring, impairments and other charges (reversals), net	20	28	(1)
Amortization of other intangible assets	1	2	3
Acquired in-process research and development	—	—	1

Total costs and expenses	93	129	97

Operating income (loss)	7	(29)	3
Other income, net	5	11	5

Income (loss) from continuing operations before income taxes, loss from unconsolidated entities and minority interest	12	(18)	8

Income tax (expense) benefit	(4)	1	29
Loss from unconsolidated entities, net of tax	—	—	—
Minority interest, net of tax	2	(1)	—

Income (loss) from continuing operations	10	(18)	37
(Loss) income from discontinued operations, net of tax	(49)	—	2

Net (loss) income	(39%)	(18%)	39%

Revenues by Segment

We have two reportable segments: Internet Infrastructure and Identity Services (“3IS”) and Other Services. A comparison of revenues is presented below:

	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Internet Infrastructure and Identity Services	$936,317	20%	$783,171	23%	$638,554
Other Services	25,418	(60%)	64,286	(81%)	344,180

Total revenues	$961,735	13%	$847,457	(14%)	$982,734

The changes in revenues during the periods presented are described in the segment discussions that follow.

Internet Infrastructure and Identity Services (3IS)

3IS segment revenues increased $153.1 million in 2008, as compared to 2007. 3IS segment revenues increased $144.6 million in 2007, as compared to 2006.

The following table compares active domain names ending in .com and .net managed by our Naming Services business and the approximate installed base of SSL certificates in our SSL Certificate Services business for each year presented:

	December 31, 2008	% Change	December 31, 2007	% Change	December 31, 2006
Active domain names ending in .com and .net	90.4 million	12%	80.4 million	24%	65.0 million
Installed base of SSL certificates	1,118,000	13%	987,000	18%	840,000

Naming Services

Revenues in our Naming Services business are derived from registrations for domain names in the .com, .net, .cc, .tv, .name and .jobs domain name registries. Revenues from .tv, .cc, .name, and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee per annual registration that is fixed pursuant to our agreements with ICANN. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, as well as fee increases as permitted under our agreements with ICANN. As of December 31, 2008, we have the contractual right to increase the fees for .com domain name registrations up to 7% each year during any two years over the remaining four years of our agreement with ICANN through November 30, 2012. As of December 31, 2008, we have the contractual right to increase the fees for .net domain name registrations up to 10% each year during the remaining three years of our agreement with ICANN through September 30, 2011.

During 2008, the growth in the number of domain names registered was primarily driven by continued Internet growth and adoption, though we have seen some signs of slowing growth in domain name registrations for customers engaged in the business of on-line advertising. We expect that new name registrations and renewals from customers engaged in the business of participating in on-line advertising will continue to weaken through 2009 primarily due to a decrease in earnings-per-click for those domain name holders. We expect that on-line advertising domain names will become a smaller part of our business; these names comprise approximately 7% of our active domain names zone ending in .com and .net as of December 31, 2008. Towards the end of 2008, we started seeing signs of slowing growth in new name registrations for traditional names (other than on-line advertising names) as well due to the current macro-economic environment. We expect that weakening economic conditions will contribute to slowing growth rates in 2009 for the total worldwide domain name zone as well as for the .com and .net domain name zones under our management. We are experiencing declines in on-line advertising names and slowing growth in traditional names within North America. However, we are also experiencing continued growth in international markets where we have focused efforts to develop regions for growth with potential in both our .com and .net domain name zones over time.

Our Naming Services revenues increased $102.6 million in 2008, as compared to 2007, primarily due to a 12% year-over-year increase in the number of active domain names ending in .com and .net and increases in our .com and .net registry fees in late 2007 of 7% and 10%, respectively, to $6.42 and $3.85, respectively as per our agreements with ICANN. On October 1, 2008, we increased our .com and .net domain name registry fees by 7% and 10%, respectively, to $6.86 and $4.23, respectively, as per our agreements with ICANN. Our Naming Services revenues increased $88.8 million in 2007, as compared to 2006, primarily due to a 24% year-over-year increase in the number of active domain names ending in .com and .net.

SSL Certificate Services

Revenues in our SSL Certificate Services business are derived from licensing and service fees charged to our customers for the issuance of SSL certificates that authenticate their identity to the third parties with whom they carry out secured transactions. Revenues in the SSL Certificate Services business are related to fees charged per certificate, which are based upon a number of factors, including: (i) the brand name under which the certificate is issued, which determines the level of encryption and rigor of authentication; (ii) the number of servers authenticated, and (iii) the duration of the certification. We generally issue SSL certificates for one, two and three years, however, the majority of our customers tend to commit to shorter certifications. We have historically experienced healthy renewal rates, and have not increased prices for our SSL certificates during 2008 and 2007.

During 2008, our installed base of SSL certificates from our GeoTrust® and thawte® brands increased at a higher rate than our higher-priced VeriSign® brand and as a result of this shift to lower priced brands, our average-unit-revenue decreased compared to prior periods. We expect that the number of our SSL certificates issued will continue to increase at a higher rate than the revenues recognized from our SSL Certificate Services due to the continued shift to lower-priced brands. As we have a market share leadership at the high end of the SSL certificates market, our unit growth rate for the high end is limited by the overall segment growth. In the mid and low segments, where our market share is not as strong, we expect to see good growth opportunities for market share gains as these markets are growing faster than the high end market. Our EV SSL certificate sales, while still a small portion of our SSL Certificate Services business, continue to increase as we more than doubled our units sold compared to last year. Due to the effect of the economic slowdown, however, EV SSL certificates adoption has slowed as large scale customers delay their orders. We expect the mainstream adoption of EV SSL certificates will be deferred until we see improvements in the macro-economic environment. The weakening economy is affecting our SSL Certificate Services business and, while we expect to experience growth, we expect those growth rates to decline in 2009 compared to 2008.

Our SSL Certificate Services revenues increased $42.1 million in 2008, as compared to 2007, primarily due to a 13% year-over-year increase in the installed base of SSL certificates. Our SSL Certificate Services revenues increased $46.7 million in 2007, as compared to 2006, primarily due to an 18% year-over-year increase in the installed base of SSL certificates and recognizing a full year of revenues from the GeoTrust acquisition, which was completed in late 2006.

IAS

Revenues in our IAS business are derived from one-time credential sales to customers seeking network services, and one-time set-up fees. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee. Our managed PKI service is characterized by lower growth rates than other product lines within the IAS business, reflecting the greater maturity of our managed PKI service. We expect IAS revenues to continue to grow in 2009 primarily from growth in our VIP Services and Fraud Detection Services, but at a lower growth rate than 2008.

Our IAS revenues increased $8.3 million in 2008, as compared to 2007, primarily due to increased demand for our fraud detection and identity protection services. Our IAS revenues increased $11.2 million in 2007, as compared to 2006 primarily due to increased demand for our unified authentication and identity protection services.

Our expectations and trends for our core services are based on what we are observing and can project about the current macro-economic environment. Our outlook is subject to broader changes in the market and could change.

Other Services

Other Services segment revenues decreased $38.9 million in 2008, as compared to 2007, primarily due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007, decrease in revenues from our Pre-pay business and the divestiture of other legacy businesses.

Other Services segment revenues decreased $279.9 million in 2007, as compared to 2006, primarily due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007 and a decrease in revenues from our Pre-pay business.

We expect revenues for our Other Services segment to decrease in absolute dollars as we wind down our remaining non-core Pre-pay business in 2009.

Geographic Revenues

A comparison of our geographic revenues is presented below:

	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
United States	$645,329	3%	$624,435	9%	$570,288
Switzerland	214,214	100%	107,277	141%	44,581
Japan	78,469	10%	71,515	4%	69,062
Germany	—	-100%	23,778	-92%	285,387
Other	23,723	16%	20,452	52%	13,416

Total revenues	961,735		847,457		982,734

Revenues are generally attributed to the respective countries in which our contracting entities are located, which does not necessarily reflect the location of our customers.

2008 compared to 2007:    Revenues in the U.S. increased $20.9 million primarily as a result of the increase in the number of active domain names ending in .com and .net, an increase in our .com and .net registry fees in late 2007 and an increase in the installed base of SSL certificates. Revenues in Switzerland increased $106.9 million primarily due to the continued implementation of our global business structure, including contracting through our foreign subsidiaries for services provided to customers located outside the U.S. and Japan. Revenues in Japan increased $7.0 million primarily due to increases in demand for our SSL Certificate Services and IAS. Revenues in Germany decreased $23.8 million due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007. Revenues from our Other regions increased $3.3 million primarily due to growth in SSL Certificate Services and IAS.

2007 compared to 2006:    Revenues in the U.S. increased $54.1 million primarily as a result of the increase in the number of active domain names ending in .com and .net coupled with an increase in the installed base of SSL certificates. Revenues in Switzerland increased $62.7 million primarily due to the continued implementation of our global business structure, including contracting through our foreign subsidiaries for services provided to customers located outside the U.S. and Japan. Revenues in Japan increased $2.5 million primarily due to increases in demand for our SSL Certificate Services and IAS. Revenues in Germany decreased $261.6 million due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007. Revenues from our Other regions increased $7.0 million due to growth in IAS.

Mature markets, such as the U.S. and Western Europe, where broadband and e-commerce have seen strong market penetration, may be expected to see decreasing incremental growth rates reflecting the maturity of these markets. We expect to see larger increases in revenues from Europe, the Middle East and Africa (“EMEA”) and Australia, Japan and Asia Pacific (“APAC”) driven by greater growth in international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payment are increasingly adopted.

Cost of Revenues

Cost of revenues consist primarily of costs related to providing digital certificate enrollment and issuance services, billing services, operational costs associated with the delivery of our services, customer support and training, consulting and development services, labor costs to provide security, costs of facilities and computer equipment used in these activities and allocations of indirect costs such as corporate overheads. All allocations of indirect costs are included in continuing operations.

A comparison of cost of revenues is presented below:

	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Cost of revenues	$227,351	(6%)	$240,962	(16%)	$287,281

2008 compared to 2007:    Cost of revenues decreased $13.6 million primarily due to decreases in direct cost of revenues, salary and employee benefits expenses, contract and professional services expenses, and allocated overhead expenses, partially offset by increases in telecommunication expenses, facility expenses and depreciation expenses. Direct cost of revenues decreased $5.7 million primarily due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007, partially offset by an increase in outside consulting costs for our Naming Services business. Salary and employee benefits expenses, which include stock-based compensation benefits expenses, decreased $6.4 million primarily due to a decrease in headcount as a result of our 2008 restructuring plan. Contract and professional services expenses decreased $5.7 million primarily due to the divestiture of our majority ownership interest in Jamba, and a reduction in spending on consulting services as a result of management’s realignment initiatives relating to the 2008 restructuring plan. Allocated overhead expenses decreased $6.0 million primarily due to a reduction in headcount and general corporate overhead expenses. Telecommunication expenses increased $6.0 million primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries. Depreciation expense increased $2.6 million primarily due an increase in capitalized projects placed into service during 2008. Facilities expenses increased $2.1 million primarily due to an increase in operational and maintenance expense related to our new data center that was placed into service in July 2008.

2007 compared to 2006:    Cost of revenues decreased $46.3 million primarily due to decreases in direct cost of revenues, salary and employee benefits expenses, contract and professional services expenses, and depreciation expense, partially offset by increases in telecommunication expenses and expense related to the realignment of our business divisions. Direct cost of revenues decreased $35.7 million primarily due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007, a reduction in revenues from our legacy and Pre-pay businesses as well as discontinuance of product lines, partially offset by an increase from our Naming Services business due to an increase in registry fees. Contract and professional services expenses decreased $16.7 million primarily due to decrease in services as a result of the divestiture of our majority ownership interest in Jamba and a reduction in third party costs related to our Pre-pay business, partially offset by an increase in external services related to our Naming Services and SSL Certificate Services businesses. Salary and employee benefits expenses, which includes stock-based compensation expenses, decreased $5.8 million, primarily due to the divestiture of our majority ownership interest in Jamba and a reduction in headcount as a result of our 2007 restructuring plan. The decrease in salary and employee benefits expenses was partially offset by an increase in salary expenses due to the acquisition of GeoTrust during the latter half of 2006, and an increase in stock-based compensation expenses due to an increase in the issuances of restricted stock to employees and a modification expense as a result of an amendment of our employee stock purchase plan to allow employees to increase their contribution withholding percentages in 2007. Depreciation expense decreased $6.6 million primarily due to an impairment of equipment related to our Pre-pay business during the second quarter of 2007 and the divestiture of our majority ownership interest in Jamba. Telecommunication expenses increased $5.8 million primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries. Allocated overhead expenses increased $14.9 million primarily due to the redeployment of certain employees from the general and administrative function to the cost of revenues function resulting from the 2007 restructuring plan realignment initiatives.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as the Internet, television, radio, print and direct mail advertising costs and allocations of indirect costs such as corporate overheads. All allocations of indirect costs are included in continuing operations.

A comparison of sales and marketing expenses is presented below:

	2008	% Change	2007	% Change	2006

	(Dollars in thousands)
Sales and marketing	$167,184	(29%)	$236,729	(24%)	$312,829

2008 compared to 2007:    Sales and marketing expenses decreased $69.5 million primarily due to decreases in salary and employee benefits expenses, travel expenses and allocated overhead expenses, partially offset by an increase in advertising and marketing expenses. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $55.8 million primarily due to lower headcount resulting from the 2008 restructuring plan. Travel expenses decreased $6.2 million primarily due to cost savings initiatives relating to the 2008 restructuring plan. Allocated overhead expenses decreased $5.9 million primarily due to a reduction in headcount and general corporate overhead expenses.

2007 compared to 2006:    Sales and marketing expenses decreased $76.1 million primarily due to a decrease in advertising and marketing expenses, partially offset by increases in salary and employee benefits expenses and expenses related to the realignment of our business divisions. Advertising and marketing expenses decreased $117.7 million primarily due to the divestiture of our majority ownership interest in Jamba in the first quarter of 2007 and the result of management’s cost reduction efforts. Salary and employee benefits expenses, which includes stock-based compensation expenses, increased $23.4 million primarily due to recognizing a full year of expense for headcount from our acquisition of GeoTrust during the latter half of 2006 and due to an increase in stock-based compensation expenses that resulted from an increase in the issuances of restricted stock to employees and a modification expense as a result of an amendment of our employee stock purchase plan to allow employees to increase their contribution withholding percentages in 2007. The increase in salary and benefits expenses was partially offset by a reduction in headcount related to the 2007 restructuring plan and due to the divestiture of our majority ownership interest in Jamba. Allocated overhead expenses increased $20.5 million primarily due to the redeployment of certain employees from the general and administrative function to the sales and marketing function resulting from the 2007 restructuring plan realignment initiatives.

Research and Development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment, support services used in service and technology development and allocations of indirect costs such as corporate overheads. All allocations of indirect costs are included in continuing operations.

A comparison of research and development is presented below:

	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Research and development	$91,508	(9%)	$100,213	12%	$89,834

2008 compared to 2007:    Research and development expenses decreased $8.7 million primarily due to decreases in contract and professional services expenses and allocated overhead expenses, partially offset by an increase in depreciation expense. Contract and professional services expenses decreased $10.0 million primarily due to decreased deployment of external consultants resulting from the 2008 restructuring plan initiatives. Allocated overhead expenses decreased $3.8 million primarily due to a reduction in general corporate overhead expenses. Depreciation expense increased $4.3 million due to additional capitalized projects placed into service in 2008.

2007 compared to 2006:    Research and development expenses increased $10.4 million primarily due to increase in expenses related to the realignment of our business divisions, partially offset by a decrease in contract and professional services. Allocated overhead expenses increased $18.8 million primarily due to the redeployment of certain employees from the general and administrative function to the research and development function resulting from the 2007 restructuring plan realignment initiatives. Contract and professional services expenses decreased $4.4 million primarily due to a decrease in the use of external consultants for research and development projects in 2007

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology and human resources personnel, facilities, computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees, bad debt expense and allocations of indirect costs such as corporate overheads. All allocations of indirect costs are included in continuing operations.

A comparison of general and administrative expenses is presented below:

	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
General and administrative	$206,294	(22%)	$263,862	13%	$233,877

2008 compared to 2007:    General and administrative expenses decreased $57.6 million primarily due to decreases in salary and employee benefits expenses, contract and professional services expenses, depreciation expense and legal expenses. Legal expenses decreased $31.2 million primarily due to lower litigation expenses and the reversal of certain previously accrued estimated litigation settlement costs in excess of actual final outcome, offset by legal consulting fees related to our plan to divest or wind down our non-core businesses during 2008. Salary and employee benefits expenses, which includes stock-based compensation expenses, decreased $27.4 million primarily due to severance charges related to a former chief executive officer recorded in the second quarter of 2007, $5.9 million in additional penalties recorded in the latter half of 2007 that resulted from late payments of federal and state payroll taxes, and a reduction in headcount relating to the 2008 restructuring plan. The decrease in salary and employee benefits expenses was partially offset by $4.9 million of stock-based compensation expenses related to the acceleration of vesting of stock-based awards for a former chief executive officer in the second quarter of 2008. Contract and professional services expenses decreased $8.9 million due to cost savings initiatives and reduction in external services as a result of our plan to divest or wind down our non-core businesses. Depreciation expense decreased $3.9 million primarily due to the sale of part of our Mountain View facility in the second quarter of 2008. Allocated expenses increased $14.3 million primarily due to proportionately higher headcount in the general and administrative function.

2007 compared to 2006:    General and administrative expenses increased $30.0 million primarily due to increases in salary and employee benefits expenses and legal expenses, partially offset by a decrease in expenses related to the realignment of our business divisions. Salary and employee benefit expenses increased $33.6 million primarily due to severance charges related to a former chief executive officer and former chief financial officer. Stock-based compensation expenses increased due to an increase in the issuances of restricted stock to employees and a modification expense as a result of an amendment of our employee stock purchase plan to allow employees to increase their contribution withholding percentages in 2007. Legal expenses increased $14.9 million primarily due to litigation accruals, partially offset by a decrease in legal expenses, which were higher in 2006 associated with the stock option investigation. These increases were primarily offset by a decrease in allocated overhead expenses of $25.1 million primarily due to the redeployment of certain employees from the general and administrative function to certain other functions resulting from the 2007 restructuring plan realignment initiatives.

Restructuring, impairments and other charges (reversals), net

A comparison of restructuring, impairments and other charges (reversals), net, is presented below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
2008 restructuring plan charges	$31,484	$—	$—
2007 restructuring plan charges	369	20,115	—
2003 and 2002 restructuring plan reversals	(60)	(99)	(6,209)

Total restructuring charges (reversals) for continuing operations	31,793	20,016	(6,209)
Impairments and other charges for continuing operations	156,758	214,961	—

Total restructuring, impairments and other charges (reversals), net, for continuing operations	188,551	234,977	(6,209)

Total restructuring, impairments and other charges, net, for discontinued operations	84,445	57,285	1,738

Total restructuring, impairments and other charges (reversals), net	$272,996	$292,262	$(4,471)

The changes in restructuring, impairments and other charges (reversals), net, are primarily due to the timing of our restructuring initiatives.

2008 Restructuring Plan:    In late 2007, we announced a restructuring plan to change our business strategy to be more aligned with our core competencies, which are to provide highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The 2008 restructuring plan includes workforce reductions, abandonment of excess facilities and other exit costs. As of December 31, 2008, we recorded $69.6 million in restructuring charges, inclusive of amounts for discontinued operations, under our 2008 restructuring plan. See Note 5, “Restructuring, Impairments and Other Charges (Reversals), Net,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information on our restructuring plans.

Under our 2008 restructuring plan, through December 31, 2008, we notified certain employees of their termination and recognized total consolidated expense relating to severance and benefit costs of $63.8 million, inclusive of amounts for discontinued operations. As part of the 2008 restructuring plan, we anticipate recording additional charges related to our workforce reduction, excess facilities and other exit costs, the timing of which will primarily depend upon the timing of notification of the employees leaving VeriSign as determined by local employment laws and business requirements, and as we exit facilities. In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. While the estimate of these charges is not yet finalized, the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

2007 Restructuring Plan:    In January 2007, we initiated a restructuring plan to execute a company-wide reorganization replacing our previous business unit structure with a combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities and other exit costs.

2003 and 2002 Restructuring Plans:    In November 2003, we initiated a restructuring plan related to the sale of our Network Solutions business and the realignment of other business units. In April 2002, we initiated a plan to restructure our operations to rationalize, integrate and align resources. All charges relating to the 2002 and 2003 plans have been incurred as of December 31, 2008.

Impairment of goodwill and other intangible assets

In 2008, we recorded a goodwill impairment charge of $77.6 million related to our VeriSign Japan reporting unit, which is classified as continuing operations. In 2008, we also recorded a goodwill impairment charge of $45.8 million related to our Post-pay business, which is classified as discontinued operations. See Note 7, “Goodwill and Other Intangible Assets,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding the impairment of goodwill related to the VeriSign Japan and Post-pay reporting units.

In 2007, we recorded impairment charges of $182.2 million and $62.6 million related to goodwill and other intangible assets, respectively, related to our former Content Services reporting unit, as a result of our decision to divest our non-core businesses. In 2007, the entire impairment charge related to goodwill was classified as continuing operations and of the impairment charge related to other intangible assets, $15.6 million was classified as continuing operations and $47.0 million was classified as discontinued operations.

In 2007, we wrote off approximately $4.8 million of other intangible assets specifically related to abandoned technology acquired for a specific customer, all of which relates to continuing operations. In 2006, we wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer, which is classified as discontinued operations.

Other charges

In 2008, we recorded a loss of $79.1 million in continuing operations as a result of the sale of certain Mountain View facilities. The sale of the Mountain View facilities was consummated as a result of our 2008 restructuring plan to divest or wind down our non-core businesses. In 2007, we recognized an impairment charge of $4.3 million for property and equipment, net, of the former Content Services business reporting, which is classified as continuing operations. In 2007, we recorded additional other charges of $9.0 million for excess and obsolete property and equipment, specifically related to a significant change in the operations of an asset group. Of the total consolidated other charges, $0.9 million relates to discontinued operations in 2007.

Amortization of Other Intangible Assets

A comparison of amortization of other intangible assets is presented below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Amortization of other intangible assets for continuing operations	$10,069	$16,506	$29,258
Amortization of other intangible assets for discontinued operations	15,594	99,558	93,509

Total amortization of other intangible assets	$25,663	$116,064	$122,767

2008 compared to 2007:    Total amortization of other intangible assets decreased $90.4 million primarily due to a $62.6 million impairment charge to other intangible assets in 2007, the reclassification of certain other intangible assets to assets held for sale during 2008 and due to certain other intangible assets becoming fully amortized in 2007. The Company ceases to amortize its other intangible assets upon reclassification to assets held for sale.

2007 compared to 2006:    Total amortization of other intangible assets decreased $6.7 million primarily due to certain other intangible assets sold as part of the divestiture of our majority ownership interest in Jamba in the first quarter of 2007, partially offset by an increase related to other intangible assets acquired in business combinations in 2006.

See Note 7, “Goodwill and Other Intangible Assets,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information.

Acquired In-process Research and Development

In 2006, we wrote off $16.7 million of in-process research and development (“IPR&D”) acquired, of which $5.1 million is classified as discontinued operations. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies. In 2008 and 2007, we did not acquire any IPR&D.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of businesses, realized and unrealized gains and losses on the contingent interest derivative on the Convertible Debentures, income from transition services agreements, and the net effect of foreign currency gains and losses. The net effect of foreign currency gains and losses is included in Other, net, in the table below.

A comparison of other income, net, is presented below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest income	$16,376	$47,074	$27,123
Interest expense	(41,062)	(18,266)	(7,838)
Net (loss) gain on sale and impairment of investments	(6,365)	(1,788)	21,234
Net gain on divestiture of businesses and unconsolidated entities	80,583	71,216	—
Unrealized gain on joint venture call options	—	10,925	—
Realized and unrealized gain (loss) on contingent interest derivative on Convertible Debentures	3,616	(15,301)	—
Income from transition services agreements	3,641	—	—
Other, net	(4,316)	758	2,601

Total other income, net	$52,473	$94,618	$43,120

2008 compared to 2007:    Other income, net, decreased $42.1 million in 2008. Interest income decreased $30.7 million due to lower average invested balances, primarily resulting from stock repurchase activity in 2008, as well as lower average interest rates. Interest expense increased $22.8 million primarily due to interest expense on our Convertible Debentures issued in August 2007. In 2008, we recognized a gain of $77.9 million upon the divestiture of our remaining 49% ownership interest in the Jamba joint ventures, compared to a gain of $68.2 million recognized in 2007 upon the divestiture of our majority ownership interest in Jamba. In 2008, we recorded a charge of $8.2 million for an other-than-temporary impairment of funds held by the Primary Fund and the International Fund as a result of management’s assessment of our investment portfolio with consideration to the economic market conditions at the time. In 2008, we recorded $3.6 million of unrealized gains on the contingent interest derivative on our Convertible Debentures compared to $15.3 million of realized and unrealized losses on the contingent interest derivative on Convertible Debentures in 2007. Since we are required to mark-to-market the fair value of the contingent interest derivative on our Convertible Debentures at each reporting period, such revaluation could result in further gains and losses. We have entered into certain transition services agreements with the purchasers of certain divested businesses. The income received from such agreements was $3.6 million in 2008.

2007 compared to 2006:    Other income, net, increased $51.5 million in 2007. Interest income increased $20.0 million due to higher average cash balances throughout the year, primarily resulting from the issuance of our Convertible Debentures as well as the lack of cash outlays on acquisitions in 2007. Interest expense increased $10.4 million primarily due to interest expense related to our Convertible Debentures issued in August 2007. We recognized a gain of approximately $68.2 million upon the divestiture of our majority ownership interest in Jamba. We recorded $10.9 million of unrealized gain on the joint venture call options and $15.3 million of realized and unrealized losses on the contingent interest derivative on our Convertible Debentures. Other activity during 2007 included a $1.8 million net loss on the sale of investments and a $3.0 million gain on the divestiture of a business unit.

Income Tax Expense

For the years ended December 31, 2008, 2007, and 2006, we recorded income tax expense from continuing operations of $42.8 million or 34.7% of pretax income, income tax benefit of $9.3 million or 6.1% of pretax loss, and income tax benefit of $297.2 million or (441.1)% of pretax income, respectively.

Our effective tax rate increased in 2008 as compared to 2007 primarily due to the 2008 estimated losses on assets held for sale, impairments of nondeductible goodwill and the agreement to the conclusions of the Internal Revenue Service (“IRS”) examination for fiscal years 2004 and 2005, partially offset by the release of valuation allowances and tax reserves related to the utilization of certain carryforward attributes and statute closures.

Our effective tax rate increased in 2007 as compared to 2006 primarily due to the 2007 impairments of nondeductible goodwill and a benefit for the reduction in our valuation allowance in 2006 partially offset by the implementation of a global business structure in 2006. Our effective tax rate in 2007 also differs from 2006 because we were granted relief from the IRS in 2006 for an uncertainty regarding a tax benefit resulting from a prior divestiture. As a result, we benefited income tax expense of $113.4 million in 2006.

As of December 31, 2008, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $352.0 million before the offset of certain deferred liabilities. With the exception of certain deferred tax assets related to book impairments on investments and certain foreign net operating loss carryforwards, management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. During 2008, we released a valuation allowance of $16.0 million related to the utilization of U.S. federal and state capital loss carryforwards. During 2008, we also released a valuation allowance of $7.4 million related to the deferred tax assets of our Australian subsidiary. Such release resulted in a benefit to Income tax expense of $3.8 million and a reduction to Goodwill of $3.6 million. We will continue to evaluate the realizability of our deferred tax assets quarterly and will assess the need for additional valuation allowances, if any, in subsequent quarters.

On December 29, 2008, we received and agreed to a “Revenue Agent’s Report” reflecting the IRS’ conclusion of its audit of the years ended December 31, 2004 and December 31, 2005. The Company agreed with the IRS’ conclusions which primarily related to the research and experimental tax credits, the results of which are reflected in the tax expense in the amount of $12.7 million for the year ended December 31, 2008.

Loss from unconsolidated entities, net of tax

Loss from unconsolidated entities, net of tax, represents the net loss recognized from the Jamba joint ventures entered into in the first quarter of 2007.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Loss from unconsolidated entities, net of tax	$(3,868)	$(2,018)	$—

2008 compared to 2007:    Loss from unconsolidated subsidiaries, net of tax, increased due to a decrease in revenues and an increase in operating expenses in the Jamba joint ventures. On October 6, 2008, we sold our remaining 49% ownership interest in the Jamba joint ventures to Fox.

2007 compared to 2006:    Loss from unconsolidated subsidiaries, net of tax, was $2.0 million during 2007.

Minority Interest, Net of Tax

Minority interest, net of tax represents the portion of net income belonging to minority shareholders of our consolidated subsidiary, VeriSign Japan.

The following table presents a comparison of minority interest, net of tax:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Minority interest, net of tax	$16,009	$(3,840)	$(2,875)

2008 compared to 2007:    Minority interest, net of tax, decreased primarily due to a goodwill impairment charge related to our VeriSign Japan reporting unit.

2007 compared to 2006:    Minority interest, net of tax, increased primarily due to an increase in SSL Certificate Services revenues from our VeriSign Japan subsidiary.

Discontinued operations, net of tax

As of December 31, 2008, businesses classified as held for sale and presented as discontinued operations included the following: Messaging and Mobile Media Services, CPS, Communications Services, International Clearing, RTP and ESS. Businesses that have been divested in 2008, and whose results of operations are reflected as discontinued operations include the following: DBMS, Post-pay, Communications Consulting, EMM and SC&A.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues	$593,700	$654,383	$585,935

(Loss) income before income taxes	$(18,930)	$16,981	$65,767
Income tax expense	(26,726)	(19,930)	(44,573)

(Loss) income from discontinued operations	(45,656)	(2,949)	21,194

(Loss) gain on sale of discontinued operations and estimated losses on assets held for sale, before income taxes	(433,232)	1,357	—
Income tax benefit	11,604	—	—

(Loss) gain on sale of discontinued operations	(421,628)	1,357	—

Total (loss) income from discontinued operations	$(467,284)	$(1,592)	$21,194

Liquidity and Capital Resources

	As of December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents	$789,068	$1,376,722
Restricted cash	1,858	46,936

Total	$790,926	$1,423,658

At December 31, 2008, our principal source of liquidity was $790.9 million of cash and cash equivalents and restricted cash.

In 2008, we divested certain non-core businesses for a total consideration of $102.4 million. In 2008, we received cash consideration of $74.9 million, net of $12.1 million of cash contributed and $ 1.6 million of transaction costs. The remaining balance of $13.8 million is expected to be received in 2009. See Note 4, “Assets Held for Sale and Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding the completed divestitures.

In October 2008, we sold our remaining 49% ownership interest in the Jamba joint ventures to Fox for $199.4 million. Pursuant to the sale agreement, certain outstanding debts and accrued but unpaid interest owed among us and the Jamba joint ventures have been repaid, and we agreed to the settlement and discharge of all other amounts owed among us and the Jamba joint ventures as of the date of the agreement.

In October 2008, we completed the acquisition of GNR for approximately $11.7 million in cash (net of cash acquired of $1.1 million), which included $0.6 million to cover certain transaction costs.

In September 2008, the trust established during 2004 for our director and officer liability self-insurance coverage was terminated, and as a result $45.0 million was released from the trust. As of December 31, 2008, the amount is recorded as Cash and cash equivalents as our ability to use it is no longer restricted.

In June 2008, we sold certain property and equipment in our Mountain View, California location for a cash consideration of $47.6 million, net of transaction costs, and recorded a loss of $79.1 million in continuing operations. As a part of the transaction, we entered into a lease agreement with the purchaser of our Mountain View property. Under the terms of the lease agreement, we leased the property for an initial term of 30 months, which will expire on December 31, 2010, with an option to extend the lease for five years from the date of initial term expiration. Our lease obligations under the term will be approximately $5.6 million and $5.4 million in 2009 and 2010, respectively.

In 2008, we entered into an ASR agreement to repurchase $600.0 million of our common stock under the 2008 Stock Repurchase Program and paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The ASR agreement was completed on July 10, 2008, when we received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the ASR agreement. The average price per share paid on the ASR agreement was $36.33. In August 2008, our Board of Directors authorized additional stock repurchases under our 2008 Stock Repurchase Program of an aggregate purchase price of $680.0 million of our common stock. We currently have $680.0 million remaining for further repurchases under the 2008 Stock Repurchase Program.

In the first quarter of 2008, we repurchased approximately 15.9 million shares of our common stock at an average stock price of $33.85 per share for an aggregate cost of $544.7 million under the 2006 Stock Repurchase Program. In July 2008, we repurchased approximately 3.5 million shares of our common stock at an average stock price of $34.38 per share for an aggregate of $120.0 million pursuant to a stock repurchase agreement with a financial institution under the 2006 Stock Repurchase Program. In November 2008, we repurchased approximately 2.7 million shares of our common stock at an average stock price of $18.83 per share for an aggregate cost of $50.0 million under the 2006 Stock Repurchase Program. As of December 31, 2008, approximately $270.0 million is available for further repurchases under the 2006 Stock Repurchase Program.

In aggregate, as of December 31, 2008, $950.0 million is available for repurchase of our common stock under the 2008 and 2006 Stock Repurchase Programs.

As of December 31, 2008, we have $1.9 million classified as restricted cash, of which $0.3 million is pledged as collateral for standby letters of credit that guarantee certain of our contractual obligations, primarily relating to our real estate lease agreements, the longest of which is expected to mature in 2010, and $1.6 million represents employee payroll withholdings, net of claims, paid related to the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines.

In 2007, we issued $1.25 billion principal amount of 3.25% convertible debentures due 2037. We are required to pay cash interest semiannually on February 15 and August 15 of each year until maturity. In 2008, we paid $40.1 million for interest on the Convertible Debentures.

In 2006, we entered into a $500.0 million senior unsecured revolving credit facility (the “Facility”) with a syndicate of banks and other financial institutions under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is available for cash borrowings up to $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. In 2008, we received and paid in full $200.0 million from a draw-down of the Facility. As of December 31, 2008, there were no outstanding borrowings under the Facility. Any future borrowings under the Facility will be used for working capital, capital expenditures, permitted acquisitions and repurchases of our common stock and other lawful corporate purposes. See Note 9, “Credit Facility,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information.

In summary, our cash flows were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$482,043	$471,989	$474,787
Net cash provided by (used in) investing activities	78,755	210,557	(562,404)
Net cash (used in) provided by financing activities	(1,164,027)	188,671	110,735
Effect of exchange rate changes on cash and cash equivalents	15,575	3,721	6

Net (decrease) increase in cash and cash equivalents	$(587,654)	$874,938	$23,124

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

2008 compared to 2007:    Cash provided by operations increased primarily due to an increase in revenues in 2008 coupled with an increase in cash collections from customers due to an improved collection process implemented in 2008. The increase in cash receipts was partially offset by payments for interest on our Convertible Debentures, and a decrease in interest income received due to lower average cash balances and lower interest rates in 2008.

2007 compared to 2006:    Cash provided by operations decreased marginally primarily due to a decrease in cash received from customers resulting from the divestiture of our majority interest in Jamba, coupled with the timing of receipts from customers. The decrease in cash receipts was partially offset by a decrease in cash payments to suppliers and employees primarily resulting from lower headcount, an increase in cash received for interest income due to higher average cash balances in 2007 and a decrease in cash payments for income taxes due to lower pre-tax income in 2007.

Net cash provided by (used in) investing activities

The changes in cash flows from investing activities primarily relate to business combinations, divestiture of businesses, timing of purchases, maturities and sales of investments, purchases of property and equipment, investments in unconsolidated entities and long-term note receivable.

2008 compared to 2007:    Net cash provided by investing activities decreased primarily due to the reclassification of the money-market funds held by The Reserve classified as cash equivalents to prepaid expenses and other current assets in 2008, offset by an increase in proceeds received in 2008 due to the divestiture of businesses, the sale of our investments in unconsolidated entities, the sale of property and equipment related to part of our Mountain View facilities and the termination of the trust established for our director’s and officer’s liability self-insurance coverage. The decrease was also due to lower cash proceeds from maturities and sales of investments and cash spent on our acquisition of GNR, partially offset by lower cash spent on purchases of property and equipment.

2007 compared to 2006:    Net cash provided by investing activities increased primarily due to proceeds received upon the divestiture of our majority ownership interest in Jamba and certain other businesses, and a decrease in cash spent on business combinations and purchases of investments, partially offset by a decrease in cash received from maturities and sales of investments.

Net cash (used in) provided by financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations, as well as stock repurchase and stock option exercise activities.

2008 compared to 2007:    Net cash used in financing activities increased primarily due to stock repurchases in 2008 without corresponding proceeds from financing activities, as compared to 2007 when stock repurchases were primarily funded by proceeds received from the issuance of the Convertible Debentures. The remaining increase in cash used in financing activities is primarily due to an increase in stock repurchases in 2008 and a decrease in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plans.

2007 compared to 2006:    Net cash provided by financing activities increased primarily due to proceeds received from issuance of the Convertible Debentures and an increase in proceeds received from the issuance of common stock upon stock option exercises and employee stock purchase plan purchases, partially offset by an increase in cash spent for stock repurchase activities and repayment of short-term debt under the Facility.

We believe existing cash and cash equivalents, together with funds generated from operations and the availability of financing, if necessary, from our Facility should be sufficient to meet our working capital, capital expenditure requirements and to service our debt for the next 12 months. Our philosophy regarding the maintenance of a balance sheet with a large component of cash, cash equivalents and short-term investments reflects our views on potential future capital requirements relating to expansion of our businesses, related acquisitions, and share repurchases. We regularly assess our cash management approach and activities in view of our current and potential future needs.

Impact of Inflation

We believe that inflation has not had a significant impact on our operations during 2008, 2007 and 2006.

Property and Equipment Expenditures

Our planned property and equipment expenditures for 2009 are anticipated to be approximately $104 million and will primarily be focused on productivity, cost improvement and market development initiatives for our 3IS business.

Contractual Obligations

The following table summarizes our significant non-cancelable contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	2009	2010-2011	2012-2013	Thereafter
	(In thousands)
Contractual obligations
Operating lease obligations	$110,730	$31,019	$43,583	$19,766	$16,362
Purchase obligations	35,896	28,969	6,884	43	—
ICANN agreement	67,500	15,000	36,000	16,500	—
Junior subordinated convertible debentures—principal and interest	2,428,125	40,625	81,250	81,250	2,225,000

Total	$2,642,251	$115,613	$167,717	$117,559	$2,241,362

As of December 31, 2008, we had commitments under non-cancelable operating leases for our facilities for various terms through 2017. See Note 15, “Commitments and Contingencies,” Leases, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We enter into certain purchase obligations with various vendors. Our significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. We do not have any significant purchase obligations beyond 2012.

In June 2008, we entered into a lease agreement with the purchaser of our Mountain View property. Under the terms of the lease agreement, we will lease the property for an initial term of 30 months, which will expire on December 31, 2010, with an option to extend the lease for five years from the date of initial term expiration. Our lease obligations under the term will be approximately $5.6 million and $5.4 million in 2009 and 2010, respectively.

In 2007, we issued $1.25 billion principal amount of 3.25% convertible debentures due 2037. We will pay cash interest semiannually to the holders of the Convertible Debentures on February 15 and August 15 of each year until maturity. Interest paid for the Convertible Debentures for the year ended December 31, 2008, was approximately $40.1 million. See Note 10, “Junior Subordinated Debentures,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

In 2006, we entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the agreement, we paid ICANN fixed registry level fees of $10.0 million in 2008 and $10.0 million in 2007. Beginning in 2009, the agreement provides for contingent payments upon meeting certain criteria based on growth in the number of annual domain name registrations. As of December 31, 2008, we have met the criteria and as a result our contractual payments will increase to the amounts as listed in the table above for the respective future periods.

We provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at December 31, 2008, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $31.7 million of liabilities under FIN 48 have been excluded from the contractual obligations table above. See Note 14, “Income Taxes,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding our unrecognized tax benefits.

We enter into indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. See Note 15, “Commitments and Contingencies,” Indemnifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding our indemnifications.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31,2008, we did not have any significant off-balance sheet arrangements. See Note 15, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1, “Basis of Presentation,” Recent Accounting Pronouncements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the latter half of 2008, there was a major disruption in the global credit markets due to the rising concerns about possible financial institution defaults, the bankruptcy filing of Lehman Brothers Holdings Inc. (“Lehman”) and the potential for a deep economic recession. Following these disruptions, certain money market funds managed by The Reserve made various announcements that their underlying portfolios had experienced a loss of principal, the redemption rights of all holders were suspended indefinitely and the funds would be liquidated. The loss of principal was primarily related to the underlying securities of Lehman in the funds. At the time of the redemption suspension, we had $256.7 million invested in the Primary Fund and the International Fund which we had previously classified as Cash and cash equivalents and is now classified as Prepaid expenses and other current assets.

Due to the lack of an active market for most corporate and bank debt securities, we assessed the fair value of the underlying securities within the Primary Fund and the International Fund based on a review of current investment ratings of the underlying securities within the money-market funds coupled with an evaluation of the expected maturity value and the current performance of the securities within the funds in meeting scheduled payments of principal and interest. We based our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of our investments in the Primary Fund and the International Fund. During the third quarter of 2008, we recognized an other-than-temporary impairment loss of $8.2 million in Other (loss) income, net, related to the underlying securities of Lehman held in the Primary Fund and the International Fund and the related liquidity risk in the investment. The credit and capital markets deteriorated significantly in 2008 and may continue to deteriorate into 2009. If these markets deteriorate further, or if we are allocated a portion of the legal and/or administrative costs incurred by the Primary Fund and/or the International Fund during their liquidation process, we may incur additional impairments, which could negatively affect its financial position, cash flows and results of operations. The timing of additional distributions from these money market funds are currently subject to the discretion of the funds’ boards of directors, possible oversight by the SEC and resolution of certain pending and possible future lawsuits against The Reserve.

During the fourth quarter of 2008, we received a distribution of $98.2 million from the Primary Fund. As of December 31, 2008, we had $150.3 million in the Primary Fund and the International Fund. On January 30, 2009, we received $85.8 million from The Reserve’s International Fund and on February 20, we received $8.3 million from The Reserve’s Primary Fund. The total distributions to date represents approximately 85% and 65% of our total investment in the Primary Fund and the International Fund, respectively.

Interest rate sensitivity

We invest our cash primarily in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2008, our cash and cash equivalents consisted primarily of money market funds.

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. As we continue to expand our international operations we are increasingly exposed to currency exchange rate risks. Our foreign currency risk management program is designed to mitigate foreign exchange risks associated with the monetary and non-monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses to income resulting from fluctuations in exchange rates. We may choose not to hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and in each case these contracts are limited to a duration of less than 12 months. As of December 31, 2008, our exposure to foreign currency fluctuations was not significant.

At December 31, 2008, we held forward contracts in notional amounts totaling $69.0 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currency derivatives outstanding would result in a decrease/increase in income of approximately $6 million. However, this would be largely offset by the remeasurement of our foreign-currency denominated monetary and non-monetary assets and liabilities resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

There are inherent limitations in the sensitivity analysis presented, due primarily to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Market risk management

The fair market value of the Convertible Debentures issued by us and due August 2037, is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Debentures will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Convertible Debentures but do not impact our financial position, cash flows or results of operations. As of December 31, 2008, the fair value of the Convertible Debentures was approximately $812.5 million, based on quoted market prices.

The fair market value of the contingent interest derivative on Convertible Debentures is also subject to interest rate risk and market risk. Generally, the fair market value of the contingent interest derivative will change due to changes in interest rates as well as due to changes in the fair market value of the Convertible Debentures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

VeriSign’s financial statements required by this Item are set forth as a separate section of this Form 10-K. See Item 15 (a)1 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2008. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

All previously reported quarters have been adjusted to show the discontinued operations of our dispositions. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the dispositions have not been amended and should not be relied upon.

	2008
	Quarter Ended				Year Ended December 31
	March 31 (4)	June 30 (5)	September 30 (6)	December 31 (7)
	As Adjusted (3)	As Adjusted (3)	As Adjusted (3)
	(In thousands, except per share data)
Continuing operations:
Revenues	$232,533	$239,162	$243,031	$247,009	$961,735
Cost of revenues	58,063	54,087	55,626	59,575	227,351
Other operating costs and expenses (1)	145,414	201,547	119,961	196,684	663,606
Operating income (loss)	29,056	(16,472)	67,444	(9,250)	70,778
Income (loss)	16,825	(13,192)	41,998	46,961	92,592
Income (loss) per share (2):
Basic .	$0.08	$(0.07)	$0.22	$0.24	$0.47
Diluted	$0.08	$(0.07)	$0.21	$0.24	$0.46
Discontinued operations:
Revenues	$160,942	$151,756	$144,786	$136,216	$593,700
Cost of revenues	94,926	85,351	79,868	64,417	324,562
Other operating costs and expenses (1)	73,062	111,687	54,736	24,192	263,677
Operating (loss) income	(7,046)	(45,282)	10,182	47,607	5,461
Loss	(24,130)	(55,695)	(242,830)	(144,629)	(467,284)
Loss per share (2):
Basic	$(0.12)	$(0.28)	$(1.26)	$(0.75)	$(2.37)
Diluted	$(0.11)	$(0.28)	$(1.24)	$(0.74)	$(2.33)
Total:
Net (loss) income	$(7,305)	$(68,887)	$(200,832)	$(97,668)	$(374,692)
Net (loss) income per share (2):
Basic	$(0.04)	$(0.35)	$(1.04)	$(0.51)	$(1.90)
Diluted	$(0.03)	$(0.35)	$(1.03)	$(0.50)	$(1.87)

(1)	Other operating costs and expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, restructuring, impairments and other charges, net, and amortization of other intangible assets.
(2)	Net income (loss) per share is computed independently. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(3)	During the fourth quarter of 2008, we identified certain matters related to historical timing of revenue recognition. In presenting our quarterly financial data, we have adjusted our revenues from continuing operations by $2.0 million, $1.4 million and $1.3 million for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively. As a result of our adjustments to revenues of continuing operations, our net loss increased $1.2 million, $0.9 million and $0.8 million for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

(4)	Loss from discontinued operations for the quarter ended March 31, 2008, includes an impairment charge of $25.5 million for estimated losses on assets held for sale.
(5)	Loss from continuing operations for the quarter ended June 30, 2008, includes a $79.1 million loss as a result of the sale on a certain portion of our Mountain View facilities. Loss from discontinued operations for the quarter ended June 30, 2008, includes a goodwill impairment charge of $45.8 million related to our Post-pay reporting unit and a charge of $45.9 million for estimated losses on assets held for sale.
(6)	Loss from discontinued operations for the quarter ended September 30, 2008, includes a charge of $237.4 million for estimated losses on assets held for sale.
(7)	Operating loss from continuing operations for the quarter ended December 31, 2008, includes a goodwill impairment charge of $77.6 million related to our VeriSign Japan reporting unit. Income from continuing operating includes a gain of $66.9 million, net of an income tax expense of $11.0 million, on the sale of our remaining 49% ownership interest in the Jamba joint ventures, and $19.0 million from minority interest as a result of the impairment charge related to our VeriSign Japan reporting unit. Loss from discontinued operations for the quarter ended December 31, 2008, includes a charge of $174.6 million for estimated losses on assets held for sale.

	2007
	Quarter Ended				Year Ended December 31
	March 31 (5)	June 30	September 30	December 31 (6)
	As Adjusted (3)	As Adjusted (3)	As Adjusted (3) (4)	As Adjusted (3) (4)
	(In thousands, except per share data)
Continuing operations:
Revenues	$211,539	$202,004	$212,260	$221,654	$847,457
Cost of revenues	65,503	59,002	60,045	56,412	240,962
Other operating costs and expenses (1)	169,352	169,627	141,481	371,827	852,287
Operating (loss) income	(23,316)	(26,625)	10,734	(206,585)	(245,792)
Income (loss)	54,813	(18,273)	5,849	(190,125)	(147,736)
Income (loss) per share (2):
Basic	$0.22	$(0.07)	$0.02	$(0.85)	$(0.62)
Diluted	$0.22	$(0.07)	$0.02	$(0.85)	$(0.62)
Discontinued operations:
Revenues	$164,146	$164,146	$162,994	$163,097	$654,383
Cost of revenues	87,264	91,342	90,882	91,644	$361,132
Other operating costs and expenses (1)	65,551	52,978	58,497	99,047	276,073
Operating income (loss)	11,331	19,826	13,615	(27,594)	17,178
Income (loss)	5,837	12,659	8,265	(28,353)	(1,592)
Income (loss) per share (2):
Basic	$0.03	$0.05	$0.04	$(0.13)	$(0.01)
Diluted	$0.02	$0.05	$0.04	$(0.13)	$(0.01)
Total:
Net income (loss)	$60,650	$(5,614)	$14,114	$(218,478)	$(149,328)
Net income (loss) per share (2):
Basic	$0.25	$(0.02)	$0.06	$(0.98)	$(0.63)
Diluted	$0.24	$(0.02)	$0.06	$(0.98)	$(0.63)

(1)	Other operating costs and expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, restructuring, impairments and other charges, net, and amortization of other intangible assets.
(2)	Net income (loss) per share is computed independently. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period(s). .
(3)	During the fourth quarter of 2008, we identified certain matters related to historical timing of revenue recognition. In presenting our quarterly financial data, we have adjusted our revenues from continuing operations by $1.8 million, $1.5 million, $1.4 million and $1.7 million for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, and December 31, 2007, respectively. As a result of our adjustments to revenues of continuing operations, our net income decreased $1.1 million for the quarter ended March 31, 2007, our net loss increased $0.9 million for the quarter ended June 30, 2007, our net income decreased $0.8 for the quarter ended September 30, 2007, and our net loss increased $1.0 million for the quarter ended December 31, 2007.
(4)	During 2008, we identified that we did not accrue for penalties incurred related to late payment of federal and state payroll taxes, which resulted in an increase in other costs and expenses and a decrease in net income (loss) As a result, we recorded penalties and interest of approximately $4.1 million and $1.9 million for the quarters ended September 30, 2007 and December 31, 2007, respectively.
(5)	Income from continuing operations for the quarter ended March 31, 2007, includes a gain on sale of $75.0 million initially recognized upon the divestiture of our majority ownership interest in Jamba.

(6)	Operating loss from continuing operations for the quarter ended December 31, 2007, includes an impairment charge of $202.1 million for certain long-lived assets related to our Content Services reporting unit. Loss from continuing operations for the quarter ended December 31, 2007, includes a subsequent adjustment to reduce the gain on the divestiture by $6.8 million, as a result of a settlement for net working capital in accordance with the Jamba joint venture agreements. Operating loss from discontinued operations for the quarter ended December 31, 2007, includes an impairment charge of $47.0 million for certain long-lived assets.

Our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline. For further information regarding the quarterly fluctuation of our revenues and operating results, see Item 1A, “Risk Factors-Our operating results may fluctuate and our future revenues and profitability are uncertain.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer, on an interim basis (our principal executive officer) and our acting Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, on an interim basis, and acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the control may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. This code of ethics, titled “Code of Ethics for the Chief Executive Officer and Senior Financial Officers,” is posted on our website along with our “Code of Ethics and Business Conduct” that applies to all officers and employees, including the aforementioned officers. The Internet address for our website is www.verisign.com, and the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” may be found from our main Web page by clicking first on “About VeriSign” and then on “Corporate Governance” under “Investor Relations,” next on “Codes of Business Conduct” under “Corporate Governance,” and finally on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers.” The “Code of Ethics and Business Conduct” applicable to all officers and employees can similarly be found on the Web page for “Codes of Business Conduct” under the link entitled “Code of Business Conduct.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” or, to the extent also applicable to the principal executive officer, principal financial officer, or other senior accounting officers, the “Code of Ethics and Business Conduct” by posting such information on our website, on the Web page found by clicking through to “Codes of Business Conduct” as specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated herein by reference from the discussion under the caption “Executive Compensation” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussion under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the captions “Policies and Procedures with Respect to Transactions with Related Parties” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders. Information about director independence is incorporated by reference from the discussion under the caption “Independence of Directors” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2008 and 2007 is incorporated by reference from the discussion under the caption “Principal Accounting Fees and Services” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2009 Proxy Statement related to the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

(a) Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares In Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto	8-K	11/23/05	2.1

3.01	Fourth Amended and Restated Certificate of Incorporation of the Registrant	S-1	11/5/07	3.01

3.02	Fifth Amended and Restated Bylaws of the Registrant	8-K	7/3/08	3.01

4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A	9/30/02	4.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	3/19/03	4.02

4.03	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association	8-K/A	9/6/07	4.1

4.04	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc.	8-K/A	9/6/07	4.2

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	10-K	3/31/03	10.02

10.02	Registrant’s 1998 Equity Incentive Plan, as amended through February 8, 2005	10-K	3/16/05	10.04

10.03	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement	10-Q	11/14/03	10.1

10.04	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement	10-K	3/16/05	10.06

10.05	409A Options Election Form and related documentation	8-K	1/4/07	99.01

10.06	Registrant’s 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement	S-8	6/23/03	4.02

10.07	Registrant’s 1998 Employee Stock Purchase Plan, as amended through January 30, 2007	10-Q	7/16/07	10.01

10.08	Registrant’s 2001 Stock Incentive Plan, as amended through November 22, 2002	10-K	3/31/03	10.08

10.09	Registrant’s 2006 Equity Incentive Plan, as adopted May 26, 2006	10-Q	7/12/07	10.02

10.10	Registrant’s 2006 Equity Incentive Plan, form of Stock Option Agreement	10-Q	7/12/07	10.03

10.11	Registrant’s 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant	10-Q	8/9/07	10.01

10.12	Nonqualified Registrant’s 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant	S-1	11/5/07	10.15

10.13	Registrant’s 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement	10-Q	7/12/07	10.04

10.14	Registrant’s 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement	10-Q	7/12/07	10.05

10.15	Registrant’s 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement	8-K	8/30/07	99.1

10.16	Registrant’s 2007 Employee Stock Purchase Plan, as adopted August 30, 2007	S-1	11/5/07	10.19

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.17	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.18	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

10.19	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.20	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.21	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation*	S-1	1/29/98	10.18

10.22	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1	1/29/98	10.19

10.23	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.24	Consulting and Separation Agreement between the Registrant and Stratton D. Sclavos effective July 9, 2007	10-Q	8/9/07	10.03

10.25	Severance and General Release Agreement between the Registrant and Rodney A. McCowan dated July 9, 2007	10-Q	8/9/07	10.04

10.26	Severance and General Release Agreement between the Registrant and Dana L. Evan dated July 27, 2007	S-1	11/5/07	10.33

10.27	Separation and General Release Agreement between the Registrant and Mark D. McLaughlin dated November 28, 2007	10-K	2/29/08	10.33

10.28	Employment Offer Letter between the Registrant and Richard H. Goshorn dated April 25, 2007	10-Q	8/9/07	10.02

10.29	Employment Offer Letter between the Registrant and Anne-Marie Law dated May 2, 2007	S-1	11/5/07	10.36

10.30	Employment Offer Letter between the Registrant and Kevin A. Werner dated September 20, 2007	S-1	11/5/07	10.37

10.31	Employment Offer Letter between the Registrant and Grant L. Clark dated September 20, 2007	S-1	11/5/07	10.38

10.32	Employment Agreement between the Registrant and William A. Roper, Jr. dated November 26, 2007 with effect on May 27, 2007	10-K	2/29/08	10.39

10.33	2006 .com Registry Agreement between VeriSign and ICANN, effective March 1, 2006	10-K	7/12/07	10.26

10.34	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers	10-K	7/12/07	10.27

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.35	Deed of Lease between TST Waterview I, L.L.C. and the Registrant, dated as of July 19, 2001	10-Q	11/14/01	10.01

10.36	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. †	S-1	11/5/07	10.44

10.37	Credit Agreement dated as of June 7, 2006 among Registrant and certain of its subsidiaries, the Designated Borrowers named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Citibank, N.A., as Syndication Agent, JP Morgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets, Inc., as joint lead arrangers and joint book running managers	8-K	6/7/06	10.1

10.38	Amendment Agreement dated September 17, 2007 by and among Registrant, the several financial institutions thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	8-K	9/21/07	99.1

10.39	Subsidiary Guaranty dated June 7, 2006, made by the subsidiaries of Registrant named therein in favor of the Lenders party to the Credit Agreement, the L/C Issuer, the Swing Line Lender and Bank of America, N.A., as Administrative Agent	8-K	6/7/06	10.1

10.40	Company Guaranty dated June 7, 2006, made by Registrant, in favor of the Lenders party to the Credit Agreement and Bank of America, N.A., as Administrative Agent	8-K	6/7/06	10.1

10.41	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007*	10-Q	7/16/07	10.03

10.42	Form of Change-in-Control and Retention Agreement for Executive Officers	8-K	8/30/07	99.2

10.43	Form of Change-in-Control and Retention Agreement for Chief Executive Officer	8-K	8/30/07	99.3

10.44	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. †	10-Q	5/12/08	10.01

10.45	Lease between PR III Middlefield Road, LLC, Landlord, and VeriSign, Inc., Tenant, dated as of June 19, 2008.	10-Q	8/8/08	10.01

10.46	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008.	10-Q	8/8/08	10.02

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.47	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008	10-Q	8/8/08	10.03

10.48	Executive Employment Agreement between VeriSign, Inc. and D. James Bidzos, dated as of August 20, 2008.	10-Q	11/7/08	10.01

10.49	VeriSign, Inc. 2006 Equity Incentive Plan Amended and Restated Employee Restricted Stock Unit Agreement between VeriSign, Inc. and D. James Bidzos.	10-Q	11/7/08	10.02

10.50	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.	10-Q	11/7/08	10.03

10.51	Consulting Agreement between VeriSign, Inc. and Roger Moore, dated October 3, 2008. †	10-Q	11/7/08	10.04

10.52	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.	10-Q	11/7/08	10.05

10.53	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC, Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.	10-Q	11/7/08	10.06

10.54	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008	10-Q	11/7/08	10.07

10.55	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement.	10-Q	11/7/08	10.08

10.56	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement.	10-Q	11/7/08	10.09

10.57	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement.	10-Q	11/7/08	10.10

10.58	Offer Letter from VeriSign, Inc. to Mark D. McLaughlin dated January 9, 2009.	8-K	1/14/09	10.01

10.59	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.				X

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Independent Registered Public Accounting Firm				X

24.01	Powers of Attorney (Included on Page 87 as part of the signature pages hereto)				X

25.01	Statement of Eligibility of Trustee on Form T-1 with respect to the Indenture dated as of August 20, 2007	S-1	11/5/07	25.01

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)				X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**				X

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**				X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 3rd day of March 2009.

VERISIGN, INC.

By	/s/ D. JAMES BIDZOS
D. James Bidzos Interim Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints D. James Bidzos, Brian G. Robins, and Richard H. Goshorn, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March 2009.

Signature	Title

/S/ D. JAMES BIDZOS D. James Bidzos	Interim Executive Chairman and Interim Chief Executive Officer (Principal Executive Officer)

/S/ BRIAN G. ROBINS Brian G. Robins	Acting Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ WILLIAM L. CHENEVICH William L. Chenevich	Director

/S/ KATHLEEN A. COTE Kathleen A. Cote	Director

/S/ ROGER H. MOORE Roger H. Moore	Director

/S/ JOHN D. ROACH John D. Roach	Director

/S/ LOUIS A. SIMPSON Louis A. Simpson	Director

/S/ TIMOTHY TOMLINSON Timothy Tomlinson	Director

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign are provided in this separate section. The consolidated financial statements included in this section are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited Verisign, Inc. and subsidaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeriSign, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 3, 2009

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
A S S E T S
Current assets:
Cash and cash equivalents	$789,068	$1,376,722
Accounts receivable, net of allowance for doubtful accounts of $1,208 at December 31, 2008 and $6,329 at December 31, 2007	83,749	208,799
Prepaid expenses and other current assets	268,178	177,894
Assets held for sale	483,840	—

Total current assets	1,624,835	1,763,415

Property and equipment, net	382,241	621,917
Goodwill	283,109	1,082,420
Other intangible assets, net	35,312	121,792
Restricted cash	1,858	46,936
Other assets	245,877	290,647
Investments in unconsolidated entities	—	109,828

Total long-term assets	948,397	2,273,540

Total assets	$2,573,232	$4,036,955

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$263,535	$398,124
Accrued restructuring costs	28,920	2,878
Deferred revenues	629,800	581,355
Deferred tax liabilities	5,463	2,632
Liabilities related to assets held for sale	49,160	—

Total current liabilities	976,878	984,989

Long-term deferred revenues	215,281	192,980
Long-term accrued restructuring costs	3,037	1,473
Convertible debentures	1,261,655	1,265,296
Long-term tax liability	16,378	41,133

Total long-term liabilities	1,496,351	1,500,882

Total liabilities	2,473,229	2,485,871

Commitments and contingencies
Minority interest in subsidiaries	49,208	54,485
Stockholders’ equity:
Preferred stock—par value $.001 per share Authorized shares: 5,000,000 Issued and outstanding shares: none	—	—

Common stock—par value $.001 per share Authorized shares: 1,000,000,000 Issued and outstanding shares: 191,547,795 excluding 112,717,587 held in treasury, at December 31, 2008; and 222,849,348, excluding 73,720,953 held in treasury, at December 31, 2007	304	297
Additional paid-in capital	21,472,895	22,557,997
Accumulated deficit	(21,439,410)	(21,064,718)
Accumulated other comprehensive income	17,006	3,023

Total stockholders’ equity	50,795	1,496,599

Total liabilities and stockholders’ equity	$2,573,232	$4,036,955

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$961,735	$847,457	$982,734

Costs and expenses
Cost of revenues	227,351	240,962	287,281
Sales and marketing	167,184	236,729	312,829
Research and development	91,508	100,213	89,834
General and administrative	206,294	263,862	233,877
Restructuring, impairments and other charges (reversals), net	188,551	234,977	(6,209)
Amortization of other intangible assets	10,069	16,506	29,258
Acquired in-process research and development	—	—	11,600

Total costs and expenses	890,957	1,093,249	958,470

Operating income (loss)	70,778	(245,792)	24,264
Other income, net	52,473	94,618	43,120

Income (loss) from continuing operations before income taxes, loss from unconsolidated entities and minority interest	123,251	(151,174)	67,384

Income tax (expense) benefit	(42,800)	9,296	297,227
Loss from unconsolidated entities, net of tax	(3,868)	(2,018)	—
Minority interest, net of tax	16,009	(3,840)	(2,875)

Income (loss) from continuing operations	92,592	(147,736)	361,736
(Loss) income from discontinued operations, net of tax	(467,284)	(1,592)	21,194

Net (loss) income	$(374,692)	$(149,328)	$382,930

Basic (loss) income per share from:
Continuing operations	$0.47	$(0.62)	$1.48
Discontinued operations	(2.37)	(0.01)	0.09

Net (loss) income	$(1.90)	$(0.63)	$1.57

Diluted (loss) income per share from:
Continuing operations	$0.46	$(0.62)	$1.46
Discontinued operations	(2.33)	(0.01)	0.09

Net (loss) income	$(1.87)	$(0.63)	$1.55

Shares used in per share computation:
Basic	197,201	237,707	244,421

Diluted	200,602	237,707	247,073

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid- In Capital	Unearned Stock- Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	246,419	275	23,368,431	(24,199)	(21,308,512)	(12,553)	2,023,442
Cumulative adjustment for payroll tax penalties and interest payables, deferred revenues, net of tax, and foreign currency translation adjustments	—	—	(2,826)	—	(25,355)	2,826	(25,355)

Adjusted balance at December 31, 2005	—	—	23,365,605	—	(21,333,867)	(9,727)	1,998,087
Comprehensive Income:
Net Income	—	—	—	—	382,930	—	382,930
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	1,196	1,196
Change in unrealized gain on investments, net of tax	—	—	—	—	—	3,379	3,379

Total comprehensive income	—	—	—	—	—	—	387,505
Issuance of common stock under stock plans	3,915	4	51,536	—	—	—	51,540
Reclassification of unearned compensation upon adoption of SFAS 123R	—	—	(24,199)	24,199	—	—	—
Stock-based compensation expense	—	—	67,896	—	—	—	67,896
Income tax associated with stock options and other	—	—	(14,608)	—	—	—	(14,608)
Repurchase of common stock	(6,490)	—	(135,000)	—	—	—	(135,000)

Balance at December 31, 2006	243,844	279	23,311,230	—	(20,950,937)	(5,152)	2,355,420

Cumulative adjustment upon adoption of FIN 48	—	—	—	—	35,547	—	35,547

Adjusted balance at December 31, 2006	—	—			(20,915,390)		2,390,967
Comprehensive loss:
Net loss	—	—	—	—	(149,328)	—	(149,328)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	5,903	5,903
Change in unrealized gain on investments, net of tax	—	—	—	—	—	2,272	2,272

Total comprehensive loss	—	—	—	—	—	—	(141,153)
Issuance of common stock under stock plans	17,254	18	306,958	—	—	—	306,976
Stock-based compensation expense	—	—	88,687	—	—	—	88,687
Income tax associated with stock options and other	—	—	7,613	—	—	—	7,613
Repurchase of common stock	(38,249)	—	(1,156,491)	—	—	—	(1,156,491)

Balance at December 31, 2007	222,849	297	22,557,997	—	(21,064,718)	3,023	1,496,599

Comprehensive loss:
Net loss	—	—	—	—	(374,692)	—	(374,692)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	14,494	14,494
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(511)	(511)

Total comprehensive loss	—	—	—	—	—	—	(360,709)
Issuance of common stock under stock plans	7,696	7	122,420	—	—	—	122,427
Stock-based compensation expense	—	—	92,503	—	—	—	92,503
Income tax associated with stock options and other	—	—	27,353	—	—	—	27,353
Repurchase of common stock	(38,997)	—	(1,327,378)	—	—	—	(1,327,378)

Balance at December 31, 2008	191,548	304	21,472,895	—	(21,439,410)	17,006	50,795

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	(374,692)	(149,328)	382,930
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on divestiture of businesses, net of tax	13,285	(74,384)	—
Gain on sale of investments in unconsolidated entities, net of tax	(66,867)	—	—
Unrealized gain on joint venture call options	—	(10,925)	—
Unrealized (gain) loss on contingent interest derivative on convertible debentures	(3,616)	15,301	—
Depreciation of property and equipment and other	102,368	115,441	108,762
Amortization of other intangible assets	25,663	116,064	122,767
Impairment of long-lived assets and other charges	619,013	262,822	1,949
Acquired in-process research and development	—	—	16,700
Provision for doubtful accounts	1,916	850	(1,165)
Stock-based compensation	90,066	90,914	65,905
Net (gain) loss on sale and other-than-temporary impairment of investments	(1,804)	1,787	(21,258)
Loss from unconsolidated entities, net of tax	3,868	2,018	—
Minority interest, net of tax	(16,009)	3,840	2,875
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	54,048	(104,338)	61,263
Prepaid expenses and other assets	11,759	134,601	(343,532)
Accounts payable and accrued liabilities	(100,463)	(64,231)	(19,178)
Accrued restructuring costs	27,606	(404)	(13,561)
Deferred revenues	95,902	131,961	110,330

Net cash provided by operating activities	482,043	471,989	474,787

Cash flows from investing activities:
Proceeds from maturities and sales of investments	99,635	206,707	716,250
Purchases of investments	—	(311)	(541,569)
Reclassification of cash equivalents to prepaid expenses and other assets	(248,541)	—	—
Purchases of property and equipment	(118,999)	(152,992)	(181,611)
Proceeds from sale of property and equipment	48,843	—	—
Cash paid in business combinations, net of cash acquired	(11,733)	—	(604,795)
Proceeds received from divestiture of businesses, net of cash contributed	74,933	171,802	—
Investments in unconsolidated entities	(15,679)	(17,150)	—
Proceeds from sale of investments in unconsolidated entities	199,362	—	—
Proceeds received on long term note receivable	4,494	—	47,786
Cash received from trust, previously restricted	45,000	—	—
Proceeds from contingent purchase price adjustment	1,175	—	—
Other investing activities	265	2,501	1,535

Net cash provided by (used in) investing activities	78,755	210,557	(562,404)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	122,427	306,976	51,540
Change in net assets of subsidiary	(623)	888	1,448
Repurchases of common stock	(1,327,378)	(1,156,491)	(135,000)
Proceeds from credit facility, net of issuance costs	200,000	—	295,619
Repayment of short-term debt related to credit facility	(200,000)	(199,000)	(100,000)
Proceeds from issuance of Convertible Debentures, net of issuance costs	—	1,223,691	—
Excess tax benefit associated with stock options	41,547	12,607	—
Repayment of long-term liabilities	—	—	(2,872)

Net cash (used in) provided by financing activities	(1,164,027)	188,671	110,735

Effect of exchange rate changes on cash and cash equivalents	15,575	3,721	6

Net (decrease) increase in cash and cash equivalents	(587,654)	874,938	23,124
Cash and cash equivalents at beginning of year	1,376,722	501,784	478,660

Cash and cash equivalents at end of year	789,068	1,376,722	501,784

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	38,788	1,453	6,360

Cash paid for income taxes, net of refunds received	14,712	21,300	51,660

Preferred stock received as consideration for divestiture of business	—	3,750	—

Receivable from divestiture of business	13,822	15,000	—

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“VeriSign” or the “Company”) is the trusted provider of Internet infrastructure services for the networked world. The Company offers a comprehensive spectrum of products and services that help a growing number of organizations and individuals to communicate and conduct commerce with confidence.

The Company’s business consists of two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”), which consists of Naming Services, Secure Socket Layer (“SSL”) Certificate Services, Identity and Authentication Services (“IAS”), and VeriSign Japan, and (2) Other Services, which represents continuing operations of non-core businesses and legacy products and services from divested businesses.

The Naming Services business is the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. The SSL Certificate Services business enables enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. The IAS business includes identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services. These services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of SSL Certificate Services and IAS.

The Other Services segment consists of the continuing operations of the Company’s non-core Pre-pay billing and payment services (“Pre-pay”) business as well as legacy products and services from divested businesses. The Company is in the process of winding down the operations of the Pre-pay business. In Other Services, the legacy products and services from divested businesses primarily include the following: the Company’s former Jamba! business (“Jamba”), which provided mobile entertainment to consumers; the Retail Data Solutions (“RDS”) business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers; and the Content Delivery Network (“CDN”) business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale.

Basis of Presentation

The accompanying consolidated financial statements of VeriSign and its subsidiaries have been prepared in conformity with generally accepted accounting principals (“GAAP”) in the United States (“U.S.”) All significant intercompany accounts and transactions have been eliminated.

As of December 31, 2008, VeriSign owned approximately 53.3% of the outstanding shares of capital stock of its consolidated subsidiary, VeriSign Japan K.K. The minority interest’s proportionate share of income is included in minority interest in the consolidated statements of operations. Changes in VeriSign’s proportionate share of the net assets of VeriSign Japan K.K. resulting from sales of capital stock by the subsidiary are accounted for as equity transactions. Investments in entities in which the Company exercised significant influence, but did not own a majority equity interest or otherwise control, were accounted for using the equity method and are included as investments in unconsolidated entities on the consolidated balance sheets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Reclassifications – Discontinued Operations and Segment Information

The Consolidated Statements of Operations have been reclassified for all periods presented to reflect discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations.

As a result of a comprehensive review of its business strategy, VeriSign changed its reportable segments in 2008. Previously, the Company had the following two reportable segments: Internet Services Group (“ISG”) and Communications Services Group (“CSG”). Beginning in fiscal 2008, the Company’s business consists of the following reportable segments: 3IS and Other Services. Accordingly, the segment information has been reclassified for all periods presented. See Note 16, “Segment Information,” for further information regarding the Company’s reportable segments.

Reclassifications – Other

During 2008, the Company identified that it had not accrued for penalties incurred related to late payment of federal and state payroll taxes for the periods during fiscal 2004 through fiscal 2007 of approximately $9.6 million. However, the cumulative amount of unrecorded penalties identified during 2008 are significant to the results of operations of fiscal 2008. During the quarter ended June 30, 2008, the Company corrected the prior periods, as presented, by recording the penalties and interest in their respective prior periods, resulting in increased operating expenses and decreased net income (loss) from previously reported amounts. As a result, the Company recorded penalties and interest of approximately $6.0 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. The Company recorded penalties and interest for an aggregate of $2.6 million as a cumulative adjustment to Accumulated deficit and Accounts payable and accrued liabilities as of January 1, 2006.

In addition, during the quarter ended December 31, 2008, the Company identified two matters related to the historical timing of revenue recognition in its Naming Services and SSL Certificate Services businesses. The first matter related to the Company’s historical timing of revenue recognition during the initial month in which services were sold for its Naming Services and SSL Certificate Services businesses. Historically, the Company recognized revenues for the full initial month of the service period, irrespective of the day in the initial month the service began. Upon identification of the matter, the Company corrected its accounting to apply a mid-month convention for revenue recognition whereby only a half month of revenues will be recognized in the initial month of the service period, resulting in adjustments to revenues as reported in prior periods. Based on historical customer registration activity, the utilization of a mid-month revenue recognition convention would not materially differ from following a daily recognition method. The second matter related to the Company’s historical timing of revenue recognition upon renewal of its SSL certificates by customers. Historically, the Company began recognizing revenue on the renewal upon the execution of the extension agreement rather than upon the commencement of the renewal period. Upon identification of this second matter, the Company retrospectively corrected its accounting to recognize revenues upon commencement of the renewal period, resulting in adjustments to revenues as reported in prior periods. As a result of these adjustments, the Company recorded a reduction in its revenues, as reported, by $6.3 million and $6.5 million for 2007 and 2006, respectively. The Company also recorded a reduction in its revenues of $22.7 million for periods prior to 2006, and presented the entire amount as a cumulative adjustment to Accumulated deficit as of January 1, 2006, of which it presented $19.9 million as a cumulative increase in Deferred revenues and $2.8 million as a cumulative increase in Long-term deferred revenues as of January 1, 2006. The Company did not change the timing of revenue recognition for income tax purposes; accordingly, the Company recorded an income tax benefit and increased its deferred tax assets for deferred revenues. The Company recorded an income tax benefit of $2.5 million and $11.4 million for 2007 and 2006, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The amounts resulting from the adjustments associated with each affected prior period are not material to the consolidated financial statements of such periods.

The following table presents the effects of the adjustments to the Company’s Consolidated Statement of Operations for the year ended December 31, 2007:

	Year Ended December 31, 2007
	As Previously Reported	Revenue Adjustment (1)	Payroll Tax Adjustment (2)	Reclassification to Discontinued Operations	As Adjusted
Revenues	$1,496,289	$(6,316)	$—	$(642,516)	$847,457
Costs and expenses
Cost of revenues	596,517	—	—	(355,555)	240,962
Sales and marketing	276,632	—	—	(39,903)	236,729
Research and development	160,186	—	—	(59,973)	100,213
General and administrative	276,130	—	5,902	(18,170)	263,862
Restructuring, impairments and other charges (reversals), net	292,261	—	—	(57,284)	234,977
Amortization of other intangible assets	116,064	—	—	(99,558)	16,506

Total costs and expenses	1,717,790	—	5,902	(630,443)	1,093,249

Operating loss	(221,501)	(6,316)	(5,902)	(12,073)	(245,792)
Other income, net	93,759	—	(81)	940	94,618

Loss from continuing operations before income taxes, loss from unconsolidated entities and minority interest	(127,742)	(6,316)	(5,983)	(11,133)	(151,174)

Income tax (expense) benefit	(11,080)	2,473	—	17,903	9,296
Loss from unconsolidated entities, net of tax	(2,018)	—	—	—	(2,018)
Minority interest, net of tax	(3,840)	—	—	—	(3,840)

Loss from continuing operations	(144,680)	(3,843)	(5,983)	6,770	(147,736)
Income (loss) from discontinued operations, net of tax	5,178	—	—	(6,770)	(1,592)

Net loss	$(139,502)	$(3,843)	$(5,983)	$—	$(149,328)

Basic and diluted loss per share from:
Continuing operations	$(0.61)	$(0.02)	$(0.02)	$0.03	$(0.62)
Discontinued operations	0.02	—	—	(0.03)	(0.01)

Net loss	$(0.59)	$(0.02)	$(0.02)	$—	$(0.63)

Shares used in per share computation:
Basic and diluted	237,707	237,707	237,707	237,707	237,707

(1)	Adjustment of revenues arising from matters related to historical timing of revenue recognition. The adjustment to revenues also resulted in a corresponding adjustment to income tax (expense) benefit.
(2)	Correction of previously unrecorded payroll tax penalties and interest.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The following table presents the effects of the adjustments to the Company’s Consolidated Statement of Operations for the year ended December 31, 2006:

	Year Ended December 31, 2006
	As Previously Reported	Revenue Adjustment (1)	Payroll Tax Adjustment (2)	Reclassification to Discontinued Operations	As Adjusted
Revenues	$1,562,998	$(6,492)	$—	$(573,772)	$982,734
Costs and expenses
Cost of revenues	574,762	—	—	(287,481)	287,281
Sales and marketing	376,508	—	—	(63,679)	312,829
Research and development	129,256	—	—	(39,422)	89,834
General and administrative	256,592	—	821	(23,536)	233,877
Restructuring, impairments and other charges (reversals), net	(4,471)	—		(1,738)	(6,209)
Amortization of other intangible assets	122,767	—	—	(93,509)	29,258
Acquired in-process research and development	16,700	—	—	(5,100)	11,600

Total costs and expenses	1,472,114	—	821	(514,465)	958,470

Operating income	90,884	(6,492)	(821)	(59,307)	24,264
Other income, net	42,643	—	(141)	618	43,120

Income from continuing operations before income taxes, loss from unconsolidated entities and minority interest	133,527	(6,492)	(962)	(58,689)	67,384

Income tax benefit	243,648	11,369	—	42,210	297,227
Minority interest, net of tax	(2,875)	—	—	—	(2,875)

Income from continuing operations	374,300	4,877	(962)	(16,479)	361,736
Income from discontinued operations, net of tax	4,715	—	—	16,479	21,194

Net income	$379,015	$4,877	$(962)	$—	$382,930

Basic income per share from:
Continuing operations	$1.53	$0.02	$—	$(0.07)	$1.48
Discontinued operations	0.02	—	—	0.07	0.09

Net income	$1.55	$0.02	$—	$—	$1.57

Diluted income per share from:
Continuing operations	$1.51	$0.02	$—	$(0.06)	$1.46
Discontinued operations	0.02	—	—	0.06	0.09

Net income	$1.53	$0.02	$—	$—	$1.55

Shares used in per share computation:
Basic	244,421	244,421	244,421	244,421	244,421

Diluted	247,073	247,073	247,073	247,073	247,073

(1)	Adjustment of revenues arising from matters related to historical timing of revenue recognition. The adjustment to revenues also resulted in a corresponding adjustment to income tax benefit.
(2)	Correction of previously unrecorded payroll tax penalties and interest.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Use of Estimates

VeriSign’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

Cash and Cash Equivalents

VeriSign considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include certain money market funds, commercial paper and various deposit accounts. All marketable investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other comprehensive income. The Company had marketable investments of $0.3 million and $1.0 million as of December 31, 2008 and 2007, respectively, all of which are included in Prepaid expenses and other current assets.

Investments in Unconsolidated Entities

VeriSign accounts for its investments in Jamba joint ventures as equity method investments, based on its ability to exert significant influence, but not control, over the joint ventures. VeriSign records its investments at the amount of capital contributed plus its percentage interest in the Jamba joint ventures’ earnings or loss. As of December 31, 2008, the Company did not have any significant investments in unconsolidated entities. See Note 2 “Joint Ventures” for further information regarding the Company’s investments in unconsolidated entities.

Long-Term Investments

Investments in non-public companies where VeriSign owns less than 20% of the voting stock and has no indicators of significant influence are included in Other assets in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, VeriSign regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. If it is determined that an other-than-temporary decline exists in an equity security, VeriSign writes down the investment to its fair value and records the related impairment as an investment loss in its consolidated statements of operations.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not include finance charges. VeriSign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. VeriSign regularly reviews the adequacy of its accounts receivable allowance after considering the significance of the accounts receivable balance, each customer’s expected ability to pay and its collection history with each customer. In determining its reserves, VeriSign analyzes historical collection experience and current economic trends.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets with 40 years for buildings and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms.

Capitalized Software

Development costs incurred in the research and development of new software products to be sold and marketed, and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. VeriSign’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no such costs have been capitalized.

Software included in property and equipment includes amounts paid for purchased software and development cost for software used internally that has been capitalized. The following table summarizes the capitalized costs related to third-party implementation and consulting services as well as costs related to internally developed software:

	Year Ended December 31,
	2008	2007
	(In thousands)
Internally used third-party software and consulting fees	$4,982	$12,230
Internally developed software	31,961	29,912

Goodwill and Other Long-lived Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually during the second quarter. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to,: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) loss of key personnel; (e) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (f) testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. As of December 31, 2008, the Company has an indefinite-lived intangible asset, other than goodwill, with a carrying value of $11.7 million.

VeriSign performs its goodwill impairment analysis at its reporting unit level, which is one level below its operating segment level. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. The Company recorded an impairment charge of $45.8 million to its Post-pay business as part of its annual impairment test conducted during the second quarter of 2008. There were no impairment charges for goodwill from the annual impairment tests conducted during the second quarter of 2007 and 2006.

During the fourth quarter of 2008, VeriSign performed an interim impairment test of its reporting units due the existence of impairment indicators arising from the adverse changes in the macroeconomic environment, and recorded a goodwill impairment charge of $77.6 million related to its VeriSign Japan reporting unit. During the fourth quarter of 2007, VeriSign performed an interim impairment test due to its decision to divest its non-core businesses and as a result recorded an impairment charge of $182.2 million for goodwill related to the Company’s former Content Services reporting unit. See Note 7, “Goodwill and Other Intangible Assets,” for further information.

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. In 2007, the Company recorded an impairment charge of $80.7 million related to long-lived assets, of which $66.9 million was related to its former Content Services business. In 2006, the company recorded an impairment charge of $2.0 million of other long-lived assets specifically related to abandoned technology acquired for a specific customer.

VeriSign amortizes intangible assets with estimable useful lives on a straight-line basis over their useful lives.

Restructuring Charges

VeriSign records restructuring charges related to workforce reduction pursuant to a severance plan which uses a standard formula of paying benefits based upon tenure with the Company. The accounting for such restructuring charges is dependent upon the following criteria: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated.

VeriSign records restructuring charges related to excess facilities and other one-time severance costs at fair value only when the liability is incurred. Severance costs associated with the Company’s standard restructuring plans are recorded once the costs are determined to be both probable and estimable. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

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

At December 31, 2008, VeriSign held forward contracts in notional amounts totaling $69.0 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with financial institutions that have investment grade ratings.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The following table summarizes the changes in the components of Accumulated other comprehensive income (loss) for 2008 and 2007:

	Foreign Currency Translation Adjustments Gain (Loss), net of tax	Unrealized (Loss) Gain On Investments, net of tax	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2006	$(3,169)	$(1,983)	$(5,152)
Changes	5,903	2,272	8,175

Balance, December 31, 2007	2,734	289	3,023
Changes	14,494	(511)	13,983

Balance, December 31, 2008	$17,228	$(222)	$17,006

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Revenue Recognition

VeriSign recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. VeriSign defines each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists:    It is the Company’s customary practice to have a written contract, which is signed by both the customer and VeriSign, or a purchase order from those customers who have previously negotiated a standard license arrangement with VeriSign.

•

Delivery has occurred or services have been rendered:    Delivery of the Company's products is deemed to have occurred upon activation of services. The Company's services are rendered from activation of service through the term of the arrangement.

•

The fee is fixed or determinable:    Arrangements with payment terms extending beyond customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•

Collectibility is probable:    Collectibility is assessed on a customer-by-customer basis. VeriSign typically sells to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customer’s financial position and, ultimately, their ability to pay. If VeriSign determines from the outset of an arrangement that collectibility is not probable based upon its credit review process, revenues are recognized as cash is collected.

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements. For these arrangements, the Company evaluates all deliverables in each arrangement to determine whether they represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with generally accepted accounting policies for the separate elements when the services have value on a stand-alone basis and fair value of the separate elements exists.

Naming Services

VeriSign’s revenues primarily include registry services for the .com and .net gTLDs and certain ccTLDs, and managed domain name services. Domain name registration revenues consist primarily of registration fees charged to registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term, ranging from one to ten years.

SSL Certificate Services

Revenues from SSL Certificate services include the sale or renewal of digital certificates. These revenues are deferred and recognized ratably over the life of the digital certificate, which is generally 12 to 36 months. Post-contract customer support (“PCS”) when sold is bundled with the digital certificates and recognized as a combined unit of accounting over the certificate term.

Identification and Authentication Services

Revenues from the sale of Identification and Authentication Services primarily consist of a set-up fee, annual managed service and per seat license fee. Revenues from the fees are deferred and recognized ratably over the term of the license, generally 12 to 36 months. PCS when sold, is bundled with the identification and authentication services and recognized as a combined unit of accounting over the license term.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Revenues Classified in Discontinued Operations

Revenues derived from the Company’s disposal groups held for sale and classified as discontinued operations are recognized upon delivery of services performed.

Advertising Expense

Advertising costs are expensed as incurred and are included in Sales and marketing in the accompanying Consolidated Statements of Operations. Advertising expense was $27.6 million, $30.6 million and $149.9 million in 2008, 2007, and 2006, respectively, of which $0.3 million, $0.1 million, and $1.0 million are classified as discontinued operations.

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

The extent of VeriSign’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from U.S. federal, state, and international tax audits. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and provides for the recognition and measurement of uncertain tax positions. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. The cumulative effect of adopting FIN 48 was a decrease in income taxes payable of $9.3 million, an increase in long-term deferred tax assets of $26.2 million, and a decrease in the January 1, 2007, accumulated deficit balance of $35.5 million.

The Company’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render the Company’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause the Company’s actual income tax obligations to differ from its estimates, thus materially impacting its financial position and results of operations.

Stock-Based Compensation

VeriSign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan awards. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. In addition, the Company uses the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each such award.

VeriSign recognizes a benefit from stock-based compensation in paid in capital if an incremental tax benefit is realized after all other tax attributes currently available to it have been utilized. Additionally, VeriSign accounts for the indirect benefits of stock-based compensation on the research tax credit through the consolidated income statement (continuing operations) rather than through paid-in-capital. VeriSign does include deferred tax assets and the associated valuation allowance related to the net operating loss and tax credit carryforwards for the accumulated stock award windfalls for income tax footnote disclosure purposes. VeriSign tracks these stock award attributes separately and recognizes these attributes through paid-in-capital.

Concentration of Credit Risk

Financial instruments that potentially subject VeriSign to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, accounts receivable, and funds held by the Reserve included in Prepaid expenses and other current assets. VeriSign maintains its cash, cash equivalents and investments in marketable securities with financial institutions that have investment grade ratings and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. In addition, the portfolio of investments in marketable securities conforms to VeriSign’s policy regarding concentration of investments, maximum maturity and quality of investment. In 2008, due to the adverse impact of the macroeconomic environment, the Company reclassified its former actively-traded money-market fund investments held by The Reserve from Cash and cash equivalents to Prepaid expenses and other current assets. Concentration of credit risk with respect to accounts receivable is limited by the diversity of the customer base and geographic dispersion. VeriSign also performs ongoing credit evaluations of its customers and generally requires no collateral. VeriSign maintains an allowance for potential credit losses on its accounts receivable.

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

The results of operations of disposal groups held for sale or disposed of are presented as discontinued operations when the underlying operations and cash flows of the disposal group will be, or have been, eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. This assessment is made at the time the disposal group is classified as held for sale and for a one-year period after the sale of the disposal group.

See Note 4, “Assets Held for Sale and Discontinued Operations,” for further information regarding the Company’s discontinued operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. FSP APB 14-1 will be applied retrospectively to all periods presented. The Company’s adoption of FSP APB 14-1 will affect its 3.25% junior subordinated convertible debentures due 2037 (“Convertible Debentures”). The Company expects the adoption of FSP APB 14-1 will result in higher interest expense for fiscal 2007 through fiscal 2037, assuming the Convertible Debentures will be settled upon maturity in 2037, associated with a significant reduction in its Convertible Debentures balance along with a corresponding increase in its stockholders’ equity as of December 31, 2007 and 2008. The Company expects the adoption of FSP APB 14-1 will result in an additional interest expense, excluding the corresponding impact of income taxes, of $4.0 million and $0.2 million to be recognized during 2008 and 2007, respectively, and an additional aggregate interest expense, excluding the corresponding impact of income taxes, of $34.7 million to be recognized during 2009 through 2013.

In April 2008, the FASB issued FSP No. Statement of Financial Accounting (“SFAS”)142-3 (“FSP SFAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009 for intangibles assets acquired thereafter.

In February 2008, the FASB issued FSP No. SFAS 157-2 (“FSP SFAS 157-2”), “Effective Date of FASB Statement No. 157,” which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. FSP SFAS 157-2 is effective for fiscal years beginning on or after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009 to business acquisition transactions occurring thereafter.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2009. Upon adoption, the Company will present the non-controlling interest of $49.2 million and $54.5 million as of December 31, 2008 and 2007, respectively, in its consolidated VeriSign Japan subsidiary (“Minority interest”) as well as any future non-controlling interests as a separate component of Stockholders’ equity. SFAS 160 will also be applied prospectively for measurement of any changes in the Company’s ownership of subsidiaries, including newly acquired interests, on or after January 1, 2009.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

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

Note 2.    Joint Ventures

On January 31, 2007, VeriSign entered into two joint venture agreements (“Jamba joint ventures”) with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Fox paid VeriSign cash consideration of $192.4 million for the divestiture of 51% of its ownership interest in Jamba and VeriSign paid Fox $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. The Company recorded a gain of $68.2 million in Other income, net, upon the divestiture of its majority ownership interest in Jamba and recorded its interests in the Jamba joint ventures as investments in unconsolidated entities in accordance with the equity method. As of December 31, 2007, the Company had a balance of $109.8 million in investments in unconsolidated entities related to the Jamba joint ventures. In 2007, the Company provided a working capital loan of $15.0 million under a promissory note to the Jamba joint ventures.

The Company invested additional amounts of $15.7 million and $17.2 million in 2008 and 2007, respectively, pursuant to capital calls approved by the board of managers of the Jamba joint ventures, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the Jamba joint ventures.

On October 6, 2008, the Company sold its remaining 49% ownership interest in the Jamba joint ventures to subsidiaries of News Corporation for cash consideration of $199.4 million and the Company recorded a gain on sale of $77.9 million in Other income, net, and an income tax expense of $11.0 million, upon the divestiture. Pursuant to the sale agreement, all outstanding debts and accrued but unpaid interest owed among the Company and the Jamba joint ventures have been repaid, and the parties agreed to the settlement and discharge of all other amounts owed among them as of the date of the agreement.

Note 3.    Business Combinations

2008 Acquisition

On October 1, 2008, VeriSign completed its acquisition of Global Name Registry, Limited (“GNR”), a United Kingdom based company that manages and operates the registry for the .name top level domain. VeriSign paid approximately $11.7 million in cash (net of cash acquired of $1.1 million) for the acquisition, which included approximately $0.6 million to cover certain transaction costs. VeriSign recorded goodwill of $1.2 million, other indefinite-lived intangible asset of $11.7 million, and assumed net liabilities of $1.2 million. GNR is included as part of the Company’s 3IS segment. VeriSign had a pre-existing relationship with GNR, pursuant to a registry services agreement, whereby VeriSign provided certain registry services to GNR. The effective settlement of the pre-existing relationship, as a result of the acquisition, did not result in any gain or loss in the Consolidated Statement of Operations.

2007 Acquisitions

In 2007, VeriSign did not acquire any businesses.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

2006 Acquisitions

inCode

On November 30, 2006, VeriSign completed its acquisition of inCode Telecom Group, Inc. (“inCode”), a San Diego, California-based wireless and technology consulting company. VeriSign purchased inCode to give its customers a competitive edge in bringing advanced mobility solutions to market. VeriSign’s purchase price of $41.8 million consisted of approximately $40.2 million in cash consideration and $1.6 million in direct transaction costs. Immediately upon closing, VeriSign paid $21.7 million of inCode’s outstanding principal debt and assumed liabilities. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $27.8 million, other intangible assets of $39.6 million and assumed net liabilities of $25.6 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of inCode was 7.1 years. In 2008, inCode was divested as part of the Company’s Communications Consulting business.

GeoTrust

On September 1, 2006, VeriSign completed its acquisition of GeoTrust, Inc. (“GeoTrust”), a Needham, Massachusetts-based privately-held provider of digital certificates and identity verification solutions. VeriSign’s purchase price of $127.4 million consisted of approximately $125.3 million in cash consideration and $2.1 million in direct transaction costs. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $100.1 million, other intangible assets of $28.3 million, assumed net liabilities of $2.2 million and in-process research and development (“IPR&D”) expense of $1.2 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of GeoTrust was 5.4 years. GeoTrust is included in the Company’s 3IS segment.

m-Qube

On May 1, 2006, VeriSign completed its acquisition of m-Qube, Inc. (“m-Qube”), a Watertown, Massachusetts-based privately-held mobile channel enabler that helps companies develop, deliver and bill for mobile content, applications and messaging services. VeriSign purchased m-Qube to provide an end-to-end technology platform, carrier relationships and value-added services to consumer facing companies and their service providers to use wireless broadband as a content delivery, marketing and communications channel. VeriSign’s purchase price of $269.2 million for all of the outstanding capital stock and vested options of m-Qube consisted of approximately $266.0 million in cash consideration and $2.4 million in direct transaction costs. VeriSign also assumed $0.8 million of unvested stock options of m-Qube. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $160.0 million, other intangible assets of $93.6 million, net tangible assets of $11.0 million and IPR&D expense of $4.6 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of m-Qube was 5.3 years. In 2008, m-Qube was classified as a discontinued operation, and its assets are included in the Company’s Messaging and Mobile Media and Content Portal Services (“CPS”) businesses held-for-sale and a portion was divested with the EMEA Mobile Media (“EMM”) business.

Kontiki

On March 14, 2006, VeriSign completed its acquisition of Kontiki, Inc. (“Kontiki”), a Sunnyvale, California-based provider of broadband content services. VeriSign purchased Kontiki to expedite large file downloads on the Internet. VeriSign’s purchase price of $59.6 million for all of the outstanding capital stock and vested options of Kontiki consisted of approximately $57.1 million in cash consideration and $2.3 million in

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

direct transaction costs. VeriSign also assumed $0.2 million of unvested stock options of Kontiki. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $23.9 million, other intangible assets of $23.5 million, net tangible assets of $2.2 million and IPR&D expense of $10.0 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of Kontiki was 6.4 years. In 2008, Kontiki was divested as part of the Company’s Content Delivery Network business.

3united Mobile Solutions

On February 28, 2006, VeriSign completed its acquisition of 3united Mobile Solutions ag (“3united”), a Vienna, Austria-based provider of wireless application services. VeriSign purchased 3united to provide anticipated ability to bundle different applications to engage and drive consumers to higher value services such as content, chat or mCommerce. VeriSign’s purchase price of $71.2 million for approximately 99.8% of the outstanding capital stock of 3united consisted of approximately $70.1 million in cash consideration, and $1.1 million in direct transaction costs. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $48.3 million, other intangible assets of $26.7 million and assumed net liabilities of $3.8 million. Under Austrian tax law a portion of the goodwill is deductible for tax purposes. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of 3united was 6.6 years. In 2008, 3united was divested as part of the Company’s EMEA Mobile Media business.

CallVision

On January 24, 2006, VeriSign completed its acquisition of CallVision, Inc. (“CallVision”), a Seattle, Washington-based privately-held provider of online analysis applications for mobile communications customers. VeriSign purchased CallVision to provide online customer self-service with a single view of billing across multiple systems and vendors. VeriSign’s purchase price of $38.7 million for all of the outstanding capital stock and vested options of CallVision consisted of approximately $38.2 million in cash consideration and $0.4 million in direct transaction costs. VeriSign also assumed $0.1 million of unvested stock options of CallVision. In allocating the purchase price based on estimated fair values, VeriSign recorded goodwill of $18.0 million, other intangible assets of $12.0 million, net tangible assets of $8.2 million and IPR&D expense of $0.5 million. At the date of acquisition, the overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of CallVision was 6.3 years. In 2008, CallVision was divested as part of the Company’s Self-Care and Analytics business.

Other Acquisitions

In addition to the above, VeriSign also acquired two other companies during 2006 for an aggregate purchase price of approximately $25.4 million. These acquisitions were not material on an individual basis or in the aggregate.

Note 4.    Assets Held for Sale and Discontinued Operations

During the fourth quarter of 2007, VeriSign announced a change to its business strategy to allow management to focus its attention on its core competencies and to make additional resources available to invest in its core businesses. The strategy calls for the divesture or winding down of a number of non-core businesses in the Company’s portfolio, such as Enterprise Security Services (“ESS”), Communications Services, and

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Messaging and Mobile Media Services, as well as other smaller businesses. These businesses, except for Pre-pay, which the Company is currently in the process of winding down, are classified as disposal groups held for sale as of December 31, 2008, and their results of operations have been classified as discontinued operations for all periods presented.

Completed Divestitures

On December 31, 2008, the Company sold its EMM business which offered mobile application services that included interactive messaging applications, content portal services, and messaging gateway services for cash consideration of $7.8 million, $3.6 million of which is due in 2009, and $2.8 million related to an estimated working capital adjustment is due in 2009. The Company recorded a loss on sale of $13.3 million, net of an income tax benefit of $0.1 million, including estimated losses on disposal recorded prior to the sale. The Company’s 3united Mobile Solutions business, which it acquired in 2006, was divested as part of the EMM business. The historical results of operations of the EMM business have been classified as discontinued operations for all periods presented.

On December 31, 2008, the Company sold its Post-pay business, which enabled advanced billing and customer care services to wireless telecommunications carriers, for cash consideration of $28.3 million. The cash consideration includes $2.5 million that was placed in an escrow account to cover any contingent claims made by the buyer against the Company through December 31, 2009. If no claims are made, the amount in escrow will be released to the Company during the fourth quarter of fiscal 2009. The Company recorded a loss on sale of $1.9 million, net of an income tax benefit of $0.3 million, including estimated losses on disposal recorded prior to the sale. The historical results of operations of the Post-pay business have been classified as discontinued operations for all periods presented.

On October 31, 2008, the Company sold its Communications Consulting business, which offered a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies, in a management buyout transaction for cash consideration of $0.7 million The Company recorded a loss on the sale of $20.9 million, net of an income tax benefit of $17.0 million, including estimated losses on disposal recorded prior to the sale. The Company’s inCode Telecom Group business, which it acquired in 2006, was divested as part of the Communications Consulting business. The historical results of operations of the Communications Consulting business have been classified as discontinued operations for all periods presented.

On April 30, 2008, the Company sold its Digital Brand Management Services (“DBMS”) business, which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity, for net cash consideration of $50.4 million and recorded a gain on sale of $21.2 million, net of an income tax expense of $11.4 million. The net cash consideration includes $5.0 million that was placed in an escrow account to cover any contingent claims made by the buyer against VeriSign through April 30, 2009. If no claims are made, the amount in escrow will be released to VeriSign during the second quarter of fiscal 2009. The historical results of operations of the DBMS business have been classified as discontinued operations for all periods presented.

On April 30, 2008, the Company sold its Content Delivery Network (“CDN”) business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale, for net cash consideration of $1.0 million and recorded a gain on sale of $1.7 million, net of an income tax expense of $1.1 million. The Company’s Kontiki business, which it acquired in 2006, was divested as part of the CDN business. The Company has retained an equity ownership in the CDN

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

business and has accounted for its investment in the CDN business on an equity method basis. As a result of the Company’s continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The historical results of operations of CDN are included in the Company’s Other Services segment.

On March 31, 2008, the Company sold its Self-Care and Analytics (“SC&A”) business, which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems, for net cash consideration of $14.2 million and recorded a loss on sale of $0.5 million, net of an income tax benefit of $0.3 million. The Company’s CallVision business, which it acquired in 2006, was sold as part of the SC&A business. The historical results of operations of the SC&A business have been classified as discontinued operations for all periods presented.

On December 31, 2007, the Company sold its Retail Data Solutions (“RDS”) business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers, for $10.2 million in considerations. The sale price included $6.4 million in cash and $3.8 million in preferred stock of the acquiring company. The Company recorded the preferred stock as a long-term investment. As part of the transaction, the Company recorded a gain on sale of $4.5 million, net of an income tax benefit of $1.5 million. As the historical results of operations of the RDS business were not significant, they have not been classified as discontinued operations. The historical results of operations of RDS are included in the Company’s Other Services segment.

On September 1, 2007, the Company sold its wholly-owned Jamba Service GmbH subsidiary (“Jamba Service”), which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products, for net cash consideration of $12.8 million and recorded a gain on sale of $1.8 million. The historical results of operations of Jamba Service have been classified as discontinued operations for all periods presented.

Assets Held for Sale

The Company did not have any assets held for sale as of December 31, 2007. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of December 31, 2008. During 2008, the Company recorded net losses on disposals of $433.2 million, including $412.0 million of estimated losses on assets held for sale, which is included in discontinued operations. Gains on disposal are recorded on the date the sale of the disposal group is consummated.

December 31, 2008
(In thousands)
Assets:
Accounts receivable	$58,588
Other current assets	63,516
Goodwill (net of estimated losses on assets held for sale of $412.0 million)	237,177
Other long-lived assets	124,559

Total assets held for sale	$483,840

Liabilities:
Accounts payable and accrued liabilities	$35,853
Deferred revenues	13,307

Total liabilities related to assets held for sale	$49,160

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

As of December 31, 2008, businesses classified as held for sale and presented as discontinued operations are the following:

Communications Services

The Company’s Communications Services business provides communications services, such as Billing and Commerce Services, Connectivity and Interoperability Services and Intelligent Database Services. The Company’s Billing and Commerce Services primarily include its Billing Services, Global Consulting Services for Billing, Real-Time Rating and Payment Services, Real-Time Roaming Services, and Settlement and Exchange Services. The Company’s Connectivity and Interoperability Services primarily include its Signaling System 7 (“SS7”) Connectivity, Voice and Data Roaming services, and Voice Over Internet Protocol Services. The Company’s intelligent database services primarily include its Number Portability Services, Calling Name Database Services, Line Information Database Services and Toll-free Database Services.

On March 2, 2009, the Company entered into a binding agreement to sell its Communications Services business to Transaction Network Services, Inc. for $230.0 million subject to certain adjustments to reflect normal fluctuations in working capital. The transaction is subject to Hart-Scott-Rodino Act review, and the agreement contains customary closing conditions. The parties anticipate that the transaction will close within 60 days.

Content Portal Services

The Company’s CPS business enables a seamless end-to-end solutions business focused on providing best-in-class digital content storefront services. CPS can be used as a content delivery platform for games, ringtones, and other content services. CPS provides its services to mobile carriers and media companies primarily located in Canada.

Enterprise Security Services

The Company’s Enterprise Security Services business includes Managed Security Services (“MSS”), iDefense Security Intelligence Services, and the Global Consulting Services. The Company’s MSS enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. The Company’s iDefense Security Intelligence Services deliver comprehensive, actionable intelligence to help companies decide how to respond to threats and manage security risks on networks. The Global Consulting Services help companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

International Clearing

The Company’s International Clearing business enables financial settlement and call data settlement for wireless and wireline carriers.

Messaging and Mobile Media

The Company’s Messaging and Mobile Media (“MMM”) business is an industry-leading global provider of short-messaging, multimedia messaging, and mobile content application services. MMM enables messages and multimedia content to be sent globally across any wireless operator and mobile device. MMM offers the global connectivity, network reliability, and scalability necessary to capitalize on the fast growing global messaging and media content markets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Real-time Publisher Services

The Company’s Real-Time Publisher services (“RTP”) allow organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers. RTP also makes it easier for publishers of all sizes to distribute and track their content feeds, which may improve the reliability and quality of their real-time content.

The current and historical operations, gains and losses upon disposition, including estimated losses upon disposition, of these disposal groups are presented as discontinued operations for all periods presented in the Company’s Consolidated Statements of Operations. The amounts presented represent direct operating costs of the disposal groups. The Company has determined direct costs consistent with the manner in which the disposal groups were structured and managed during the respective periods. Allocations of indirect costs such as corporate overheads and goodwill impairments that are not directly attributable to a disposal group have not been made.

For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with these disposal groups and certain of the completed divestitures. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need. The agreements can include the following: logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. Existing agreements primarily extend for periods less than 12 months.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues	$593,700	$654,383	$585,935

(Loss) income before income taxes	$(18,930)	$16,981	$65,767
Income tax expense	(26,726)	(19,930)	(44,573)

(Loss) income from discontinued operations	(45,656)	(2,949)	21,194

(Loss) gain on sale of discontinued operations and estimated losses on assets held for sale, before income taxes	(433,232)	1,357	—
Income tax benefit	11,604	—	—

(Loss) gain on sale of discontinued operations	(421,628)	1,357	—

Total (loss) income from discontinued operations	$(467,284)	$(1,592)	$21,194

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Note 5.    Restructuring, Impairments and Other Charges (Reversals), Net

A comparison of restructuring, impairments and other charges (reversals), net, is presented below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
2008 restructuring plan charges	$31,484	$—	$—
2007 restructuring plan charges	369	20,115	—
2003 and 2002 restructuring plan reversals	(60)	(99)	(6,209)

Total restructuring charges (reversals) for continuing operations	31,793	20,016	(6,209)
Impairments and other charges for continuing operations	156,758	214,961	—

Total restructuring, impairments and other charges (reversals), net, for continuing operations	188,551	234,977	(6,209)

2008 restructuring plan charges for discontinued operations	38,098	—	—
2007 restructuring plan charges for discontinued operations	545	9,499	—
2003 and 2002 restructuring plan charges (reversals) for discontinued operations	—	(75)	(211)
Impairments and other charges for discontinued operations	45,802	47,861	1,949

Total restructuring, impairments and other charges, net, for discontinued operations	84,445	57,285	1,738

Total restructuring, impairments and other charges (reversals), net	$272,996	$292,262	$(4,471)

2008 Restructuring Plan

In the fourth quarter of 2007, VeriSign announced a change in its business strategy to be more tightly-aligned with its core competencies, which are providing highly scaleable, reliable and secure Internet infrastructure and identity services to customers around the world. The strategy calls for divestiture or winding down of a number of non-core businesses in its portfolio. As part of this divestiture strategy, VeriSign initiated a restructuring plan in the first quarter of 2008, which includes workforce reductions, excess facilities and other exit costs primarily related to the consulting and professional fees incurred for initiating and executing the divestiture strategy. As of December 31, 2008, VeriSign recorded a total of $69.6 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 restructuring plan.

2007 Restructuring Plan

In January 2007, VeriSign initiated a restructuring plan to execute a company-wide reorganization replacing the previous business unit structure with a combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, and other exit costs.

2003 and 2002 Restructuring Plans

In November 2003, VeriSign announced a restructuring initiative related to the sale of its Network Solutions business and the realignment of other business units. The restructuring plan resulted in reductions in workforce, abandonment of excess facilities, disposals of property and equipment and other exit costs.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

In April 2002, VeriSign announced plans to restructure its operations to rationalize, integrate and align resources. This restructuring plan included workforce reductions, abandonment of excess facilities, write-off of abandoned property and equipment and other exit costs.

The following table presents the consolidated restructuring charges, inclusive of amounts for discontinued operations, associated with all the restructuring plans:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Workforce reduction	$63,845	$20,497	$(107)
Excess facilities	5,381	4,699	(6,300)
Other exit costs	1,210	4,244	(13)

Total restructuring charges (reversals)	$70,436	$29,440	$(6,420)

Of the total consolidated restructuring charges, $36.5 million, and $4.8 million relate to workforce reduction for discontinued operations for the years ended December 31, 2008 and 2007 respectively. There were no restructuring charges related to workforce reduction for the year ended December 31, 2006.

Of the consolidated restructuring charges, $18.3 million, and $2.3 million relate to stock-based compensation for certain terminated employees for 2008 and 2007, respectively, of which $9.5 million, and $0.2 million are recorded in discontinued operations. There were no restructuring charges related to stock-based compensation for terminated employees for the year ended December 31, 2006.

At December 31, 2008, the consolidated accrued restructuring costs associated with all the restructuring plans are $32.0 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2007	Restructuring Charges	Cash Payments	Non-Cash	Accrued Restructuring Costs at December 31, 2008
	(In thousands)
Workforce reduction	$493	63,845	$(19,049)	$(19,915)	$25,374
Excess facilities	3,702	5,381	(2,534)	34	6,583
Other exit costs	156	1,210	(1,331)	(35)	—

Total accrued restructuring costs	$4,351	$70,436	$(22,914)	$(19,916)	$31,957

Included in current portion of accrued restructuring costs					$28,920
Included in long-term portion of accrued restructuring costs					$3,037

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Cash payments totaling approximately $11.3 million related to the abandonment of excess facilities under all restructuring plans will be paid over the respective lease terms, the longest of which extends through 2016. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2009	$3,763	$(217)	$3,546
2010	2,853	(1,174)	1,679
2011	2,375	(1,017)	1,358
2012	394	(394)	—
Thereafter	1,272	(1,272)	—

	$10,657	$(4,074)	$6,583

Impairments and Other Charges

The following table presents the consolidated impairments and other charges, inclusive of amounts for discontinued operations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Impairment of goodwill and other intangible assets	$123,413	$249,592	$1,950
Other charges	79,147	13,230	(1)

Total impairments and other charges	$202,560	$262,822	$1,949

Impairment of goodwill and other intangible assets

In 2008, VeriSign recorded an impairment charge of $77.6 million for goodwill related to its VeriSign Japan reporting unit, which is classified as continuing operations and recorded an impairment charge of $45.8 million for goodwill related to its Post-pay reporting unit, which is classified as discontinued operations. See Note 7, “Goodwill and Other Intangible Assets,” for further information regarding the impairment of goodwill related to the Post-pay business.

In 2007, VeriSign recognized impairment charges of $182.2 million and $62.6 million to goodwill and other intangible assets, respectively, related to its former Content Services reporting unit as a result of the Company’s decision to divest its non-core businesses. In 2007, the entire goodwill impairment charge was classified as continuing operations, and the other intangible assets impairment charges of $15.6 million and $47.0 million were classified as continuing operations and discontinued operations, respectively. In addition, in 2007, VeriSign wrote off approximately $4.8 million of other intangible assets specifically related to abandoned technology acquired for a specific customer, all of which relates to continuing operations.

In 2006, VeriSign wrote off approximately $2.0 million of other intangible assets specifically related to abandoned technology acquired for a specific customer, which is classified as discontinued operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Other charges

Other charges comprised of excess and obsolete property and equipment that were impaired, disposed off or abandoned.

In 2008, VeriSign recorded a loss of $79.1 million in continuing operations as a result of the sale of a portion of its Mountain View facilities, as described in Note 8, “Other Balance Sheet Items.” The sale of the Mountain View facilities was consummated as a result of the 2008 restructuring plan to divest or wind down the non-core businesses.

In 2007, VeriSign recognized an impairment charge of $4.3 million for property and equipment, of the former Content Services reporting unit as a result of the impairment test conducted as required by SFAS 144 as of December 31, 2007. VeriSign also recorded additional charges of approximately $9.0 million, primarily for the abandonment of obsolete property and equipment and impairment specifically related to a significant change in the operations of an asset group. Of the total consolidated other charges in 2007, $0.9 million related to discontinued operations.

Note 6.    Cash, Cash Equivalents, Investments and Restricted Cash

VeriSign’s cash equivalents, short-term investments and restricted investments have been classified as available-for-sale. The following tables summarize VeriSign’s Cash and cash equivalents, short-term investments included in Prepaid expenses and other current assets, and Restricted cash:

	As of December 31, 2008
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash	$204,710	$—	$—	$204,710
Money market funds	586,216	—	—	586,216
Equity securities of public company	482	—	(222)	260

	$791,408	$—	$(222)	$791,186

Included in Cash and cash equivalents				$789,068

Included in Prepaid expenses and other current assets				$260

Included in Restricted cash				$1,858

	As of December 31, 2007
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash	$157,423	$—	$—	$157,423
Money market funds	1,266,235	—	—	1,266,235
Equity securities of public company	722	289	—	1,011

	$1,424,380	$289	$—	$1,424,669

Included in Cash and cash equivalents				$1,376,722

Included in Prepaid expenses and other current assets				$1,011

Included in Restricted cash				$46,936

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Gross realized losses on investments totaled $8.5 million in 2008 primarily consisting of an other-than-temporary impairment charge relating to certain money market funds held by The Reserve. See Note 8, “Other Balance Sheet Items,” Prepaid Expenses and Other Current Assets, for further information regarding the impairment charge. Gross realized gains on investments of $2.1 million in 2008 primarily resulted upon sale of certain public and non-public equity investments.

Gross realized losses on investments totaled $5.2 million in 2007 consisting of the impairment and sale of certain public and non-public equity investments. Gross realized gains on investments were $3.4 million in 2007.

Gross realized losses on investments totaled $0.4 million in 2006 consisting of the impairment and sale of certain public and non-public debt and equity investments. Gross realized gains on investments were $23.2 million in 2006.

Unrealized gains and losses on available-for-sale investments are included in Accumulated other comprehensive income in the Consolidated Balance Sheets.

The following table presents the unrealized gains and losses on available-for-sale investments:

	As of December 31,
	2008	2007
	(In thousands)
Gross unrealized gains	$—	$289
Gross unrealized losses	(222)	—

Net unrealized gains (losses)	$(222)	$289

Restricted Cash

As of December 31, 2008, the Company has $1.9 million classified as restricted cash, of which $0.3 million is pledged as collateral for standby letters of credit guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2010, and $1.6 million represents employee payroll withholdings, net of claims, paid related to the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines.

In 2008, the trust established during 2004 for the Company’s director and officer liability self-insurance coverage was terminated, and as a result, $45.0 million was released from the trust. As of December 31, 2008, the amount is recorded as Cash and cash equivalents as the Company’s ability to use it is no longer restricted.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Note 7.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments:

	Internet Infrastructure and Identity Services	Other Services	Total
	(In thousands)
December 31, 2006	$353,384	$1,089,109	$1,442,493
Divestiture of businesses	—	(180,433)	(180,433)
Impairment	—	(182,151)	(182,151)
Other adjustments (1)	(581)	3,092	2,511

December 31, 2007	352,803	729,617	1,082,420
Divestiture of businesses	—	(19,726)	(19,726)
Impairment	(77,619)	(45,793)	(123,412)
Acquisition of business	1,200	—	1,200
Reclassification to assets held for sale	—	(664,098)	(664,098)
Other adjustments (1)	6,725	—	6,725

Balance at December 31, 2008	$283,109	$—	$283,109

(1)	VeriSign makes certain goodwill adjustments after the initial purchase to acquired companies for income tax adjustments, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

VeriSign performed its annual impairment tests during the second quarter of 2008, 2007 and 2006.

During the second quarter of 2008, the Company performed an annual impairment review of its Naming Services, SSL Certificate Services, IAS and VeriSign Japan reporting units related to its core businesses; and the Post-pay and Messaging Services reporting units related to its non-core businesses. The estimated fair value of each reporting unit was computed using a combination of the income approach and the market valuation approach. The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. The comparison of fair value to carrying value represents Step 1 of a two-step approach. Each of the reporting units reviewed for impairment under Step 1 of SFAS 142, except for the Post-pay reporting unit, had a fair value in excess of its carrying value and no further analysis was required. The Post-pay reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its Post-pay reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value. A Step 2 analysis required the Company to allocate the fair value of the Post-pay reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) based on their respective fair values. Prior to this allocation, the Company assessed the long-lived assets, other than goodwill, of that unit for impairment, and determined they were not impaired. Based on this allocation, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities resulted in a goodwill impairment of $45.8 million relating to the Post-pay reporting unit, which is classified as discontinued operations for 2008.

There were no impairment charges for goodwill and other intangible assets from the annual impairment test conducted during the second quarter of 2007 and 2006.

During the fourth quarter of 2008, the Company performed an interim impairment review of its Naming Services, SSL Certificate Services, IAS and VeriSign Japan reporting units related to its core businesses. The primary indicator of impairment was a decrease in the Company’s market capitalization, arising from an adverse

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

change in the business environment. The estimated fair value of each reporting unit was computed using the combination of the income approach and the market valuation approach. The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. Each of the reporting units reviewed for impairment under Step 1 of SFAS 142, except for the VeriSign Japan reporting unit, had a fair value in excess of its carrying value and no further analysis was required. The VeriSign Japan reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its VeriSign Japan reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value. A Step 2 analysis required the Company to allocate the fair value of the VeriSign Japan reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) based on their respective fair values. Prior to this allocation, the Company assessed the long-lived assets, other than goodwill, of that unit for impairment, and determined they were not impaired. Based on this allocation, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities resulted in a goodwill impairment of $77.6 million relating to the VeriSign Japan reporting unit, which is classified as continuing operations for 2008.

During the fourth quarter of 2007, based on a combination of factors, primarily a more-likely-than-not expectation that a significant portion of its former Content Services (“Content”), and former Commerce and Communications Services (“Commerce and Communications”) reporting units would be sold or otherwise disposed off in accordance with its decision to divest its non-core businesses, the Company concluded that there were sufficient indicators to assess whether any portion of the recorded goodwill balances for its former Content, and Commerce and Communications reporting units were impaired. The Company performed an impairment review of its former Content, and Commerce and Communications reporting units. The estimated fair value of each reporting unit was computed using the combination of the income approach and the market valuation approach. The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. Each of the reporting units reviewed for impairment under SFAS 142, except for the former Content reporting unit, had a fair value in excess of its carrying value and no further analysis was required. The former Content reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its former Content reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value. A Step 2 analysis required the Company to allocate the fair value of the former Content reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) based on their respective fair values. Prior to this allocation, the Company assessed the long-lived assets, other than goodwill, of that unit for impairment and determined that the other intangible assets were impaired, that resulted in an impairment charge of $62.6 million. Based on this allocation, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities resulted in a goodwill impairment of $182.2 million relating to the former Content reporting unit, which is classified as continuing operations for 2008.

In 2007, the Company divested its majority ownership interest in Jamba and reduced its goodwill balance by $180.2 million as part of the divestiture.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

VeriSign’s other intangible assets are comprised of:

	As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life in Years
	(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	$26,727	$(13,844)	$12,883	3.0
Technology in place	15,969	(9,457)	6,512	2.9
Non-compete agreement	3,100	(2,411)	689	0.7
Trade name	5,800	(2,256)	3,544	3.7

	51,596	(27,968)	23,628	3.0

Indefinite-lived intangible assets:
Domain name rights			11,684

Total other intangible assets			$35,312

	As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life in Years
	(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	$212,978	$(152,844)	$60,134	5.6
Technology in place	212,377	(179,144)	33,233	3.6
Carrier relationships	36,300	(26,864)	9,436	5.3
Non-compete agreement	30,154	(19,089)	11,065	1.8
Trade name	12,968	(7,425)	5,543	4.7
Other	9,000	(6,619)	2,381	3.2

Total other intangible assets	$513,777	$(391,985)	$121,792	4.6

Fully amortized other intangible assets are not included in the above tables. VeriSign recorded $11.7 million of other intangible assets with an indefinite useful life when it completed its acquisition of GNR in 2008. At December 31, 2007, the net carrying value of other intangible assets which relate to businesses that have been divested or classified as disposal groups held for sale as of December 31, 2008, totaled $89.2 million.

Estimated future amortization expense related to other intangible assets at December 31, 2008, is as follows:

(In thousands)
2009	$9,761
2010	7,165
2011	3,956
2012	1,828
2013	893
Thereafter	25

$23,628

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Note 8.    Other Balance Sheet Items

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Prepaid expenses	$22,775	$25,344
Deferred tax assets	64,482	59,922
Non-trade receivables	13,054	19,763
Receivables from buyers	14,899	—
Funds held by The Reserve	150,346	—
Other	2,622	72,865

Total prepaid expenses and other current assets	$268,178	$177,894

Non-trade receivables primarily consist of income tax receivables and value added tax receivables. Other, at December 31, 2007, primarily consisted of pass-through receivables, which are amounts that the Company collects from its customers that are due to third-party vendors as part of a revenue sharing agreement. As of December 31, 2008 and 2007, the Company’s pass-through receivables’ balance was $65.2 million and $71.4 million, respectively. As of December 31, 2008, $63.5 million in pass-through receivables are included in Assets held for sale. As of December 31, 2008, Receivables from buyers primarily consists of receivables related to the sale consideration and working capital adjustments of the divested EMM business, and amounts held in escrow for certain other divested businesses.

In the latter half of 2008, there was a major disruption in the global credit markets due to the rising concerns about possible financial institution defaults, the bankruptcy filing of Lehman Brothers Holdings Inc. (“Lehman”) and the potential for a deep economic recession. Following these disruptions, certain money market funds managed by The Reserve made various announcements that their underlying portfolios had experienced a loss of principal, the redemption rights of all holders were suspended indefinitely and the funds would be liquidated. At the time of the redemption suspension, the Company had $256.7 million invested in The Reserve’s Primary Fund (the “Primary Fund”) and The Reserve International Liquidity Fund, Ltd. (the “International Fund”). Due to the lack of an active market for most corporate and bank debt securities, the Company assessed the fair value of the underlying securities within the Primary Fund and the International Fund based on a review of current investment ratings of the underlying securities within the money-market funds coupled with an evaluation of the expected maturity value and the current performance of the securities within the funds in meeting scheduled payments of principal and interest. The Company based its estimates on historical experience and various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying values of its investments in the Primary Fund and the International Fund. In 2008, the Company recognized an other-than-temporary impairment loss of $8.2 million in Other income, net, related to the underlying securities of Lehman held in the Primary Fund and the International Fund and the related liquidity risk in the investment. The credit and capital markets deteriorated significantly in the latter half of 2008, and may continue to deteriorate into 2009. If these markets deteriorate further, or if the Company is allocated a portion of the legal and/or administrative costs incurred by the Primary Fund and/or the International Fund during their liquidation process, the Company may incur additional impairments, which could negatively affect its financial position, cash flows and results of operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

As of December 31, 2008, the Company has $158.5 million held by the Primary Fund and the International Fund, of which $150.3 million, net of the impairment charge of $8.2 million, is classified as Prepaid expenses and other current assets due to the lack of an active market. In the fourth quarter of 2008, VeriSign received a distribution of $98.2 million from the Primary Fund. This represents approximately 80% of the Company’s total investment in the Primary Fund. Subsequent to December 31, 2008, the Company received distributions of $8.3 million and $85.8 million from the Primary Fund and the International Fund, respectively. The total distributions to date represents approximately 85% and 65% of the Company’s total investment in the Primary Fund and the International Fund, respectively. As of March 2, 2009, the funds held by the Primary Fund and the International Fund were $16.2 million and $40.1 million, respectively, net of the other-than-temporary impairment loss described above.

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2008	2007
	(In thousands)
Land	$133,746	$222,750
Buildings	132,839	118,220
Computer equipment and software	341,616	738,549
Capital work in progress	16,595	69,298
Office equipment, furniture and fixtures	15,491	33,408
Leasehold improvements	52,690	47,510

Total cost	692,977	1,229,735
Less: accumulated depreciation and amortization	(310,736)	(607,818)

Total property and equipment, net	$382,241	$621,917

During the first quarter of 2008, the Company reclassified certain leasehold improvements, with a cost of $29.2 million, to buildings as the Company determined this was a more appropriate categorization of these assets. The amounts presented at December 31, 2007, were reclassified accordingly. During the second quarter of 2008, the Company sold certain property and equipment in its Mountain View, California, location for net cash consideration of $47.6 million. The sale primarily included land with a total cost of $88.1 million and buildings with a total cost of $50.1 million. The accumulated depreciation of the Mountain View property which was sold was $12.5 million.

Other Assets

Other assets consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Long-term deferred tax assets	$198,322	$230,695
Long-term note receivable	—	15,000
Long-term investments	5,996	6,385
Debt issuance costs	27,090	28,411
Security deposits and other	14,469	10,156

Total other assets	$245,877	$290,647

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Long-term note receivable as of December 31, 2007, included a working capital loan provided under a promissory note to the Jamba joint ventures described in Note 2, “Joint Ventures.” In October 2008, the Company sold its remaining 49% ownership interest in the Jamba joint ventures to Fox, and the outstanding balance of the promissory note was settled pursuant to the sale agreement with Fox. Debt issuance costs represent costs incurred upon the issuance of the Convertible Debentures and credit facility.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Accounts payable	$30,689	$34,038
Accrued employee compensation	109,958	136,891
Customer deposits, net	30,432	85,023
Taxes payable and other tax liabilities	18,173	27,942
Other accrued liabilities	74,283	114,230

Total accounts payable and accrued liabilities	$263,535	$398,124

Customer deposits, net, primarily consist of payables related to pass-through receivables as part of a revenue sharing agreement, net of advance payments, and cash received in advance from customers for future services. As of December 31, 2008 and 2007, the Company’s payables balance related to pass-through receivables balance, net of advance payments, was $38.1 million and $39.4 million, respectively. At December 31, 2008, the Company’s payables balance related to pass-through receivables balance, net of advance payments, of $35.9 million is classified as assets held for sale.

Note 9.    Credit Facility

In 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is available for cash borrowings up to $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. In 2007, VeriSign entered into an amendment agreement with Bank of America, N.A., as Administrative Agent and several financial institutions to amend the Credit Agreement. The amendment added certain covenants related to the Indenture that VeriSign entered into with U.S. Bank National Association, as Trustee, on August 20, 2007, (the “Indenture”) and VeriSign’s issuance of $1.25 billion aggregate principal amount of Convertible Debentures as described in Note 10, “Junior Subordinated Convertible Debentures.” In 2008, the Company borrowed $200.0 million under the Facility and subsequently repaid the entire amount. As of December 31, 2008, there were no outstanding borrowings under the Facility, and the Company had utilized $1.4 million for outstanding letters of credit. The Company’s Credit Agreement, as amended, contains a negative covenant that limits its ability to sell assets and freely deploy the proceeds it receives from such sales, subject to exceptions based on the size and timing of the sales, and limits its ability to enter into certain specified types of amendments to the Convertible Debentures and related Indenture. In addition, an event of default under the Indenture is considered to be an event of default under the Credit Agreement. As of December 31, 2008, the Company was in compliance with all covenants under the Facility.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Note 10.    Junior Subordinated Convertible Debentures

In August 2007, VeriSign issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, to an initial purchaser in a private offering. The Convertible Debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Convertible Debentures but will not be adjusted for accrued interest.

The Company received net proceeds of approximately $1.22 billion after deduction of $25.8 million of costs incurred upon the issuance of the Convertible Debentures. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on August 15 and February 15. Interest expense related to the Convertible Debentures for 2008, is approximately $41.1 million, of which $38.9 million is included in Other income, net, and $2.2 million is capitalized as Property and equipment, net. The Convertible Debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on August 15, 2014, and upon the occurrence of certain events, as outlined in the Indenture governing the Convertible Debentures.

On or after August 15, 2017, the Company may redeem all or part of the Convertible Debentures for the principal amount plus any accrued and unpaid interest if the closing price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption. If the conversion value exceeds $1,000, the Company may deliver, at its option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000 (“conversion spread”).

Holders of the debentures may convert their Convertible Debentures at the applicable conversion rate, in multiples of $1,000 principal amount, only under the following circumstances:

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

•

during the five business-day period after any 10 consecutive trading-day period in which the trading price per Convertible Debentures for each day of that 10 consecutive trading-day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day;

•	if the Company calls any or all of the Convertible Debentures for redemption, at any time prior to the close of business on the trading day immediately preceding the redemption date;

•	upon the occurrence of specified corporate transactions as specified in the Indenture governing the Convertible Debentures; or

•	at any time on or after May 15, 2037, and prior to the maturity date.

In addition, holders of the Convertible Debentures who convert their Convertible Debentures in connection with a fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Convertible Debentures may require VeriSign to purchase all or a portion of their Convertible Debentures at a purchase price equal to 100% of the principal amount of Convertible Debentures, plus accrued and unpaid interest, if any. As of December 31, 2008, none of the conditions allowing holders of the Convertible Debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments, over-allotment option, and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives to be accounted for separately. The fair value of the derivatives at the date of issuance of the debentures was $11.4 million including $7.8 million for the contingent interest payment features and $3.6 million for the over-allotment option feature, which is accounted for as a discount on the debentures. The over-allotment feature was revalued at $12.6 million on the date of exercise at August 28, 2007, which is currently accounted for as a premium on the Convertible Debentures. The debt discount and the debt premium are being accreted to the face value of the Convertible Debentures as net interest expense over 30 years. Any change in the fair value of this contingent interest derivative will be included in Other income, net. The fair value of the derivative as of December 31, 2008, was $10.5 million.

The balance of the Convertible Debentures at December 31, 2008, was $1.26 billion, including the fair value of the contingent interest derivative.

Under the terms of the Convertible Debentures, the Company filed a registration statement covering the resale of the Convertible Debentures and any common stock issuable upon conversion of the Convertible Debentures with the SEC, which became effective on March 7, 2008. Pursuant to a registration rights agreement entered into with the initial purchaser of the Convertible Debentures, the Company was obligated to maintain the effectiveness of the registration statement until all the securities registered thereunder were eligible for resale pursuant to Rule 144(k) or any successor provision under the Securities Act. On September 10, 2008 the Company terminated the registration statement, as all securities registered thereunder had become eligible for resale under a successor provision of Rule 144(k) by that date.

Note 11.     Stockholders’ Equity

Preferred Stock

VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2008, no shares of preferred stock had been issued. In connection with its stockholder rights plan, VeriSign authorized 3 million shares of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”). In the event of liquidation, each Series A Preferred Share, if and when issued, will be entitled to a $1.00 preference, and thereafter each holder of a Series A Preferred Share will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. If and when issued, each Series A Preferred Share will have 100 votes, voting together with the common shares. Each holder of a Series A Preferred Share, if and when issued, will be entitled to receive a quarterly dividend equal to 100 times the aggregate per share amount of any dividends declared on the common stock since the preceding quarterly dividend date (other than stock dividends, which will result in an anti-dilution adjustment to the Series A Preferred Shares). Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each Series A Preferred Share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Treasury Stock

On a cumulative basis, the Company has repurchased 112.7 million shares of its common stock, which are recorded as part of treasury stock. Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of tax withholdings due upon vesting of restricted stock units.

The summary of the Company’s common stock repurchases for 2008, 2007, and 2006 are as follows:

		2008		2007		2006
Board Approval Date	Repurchases Under the Plan	Shares	Average Price	Shares	Average Price	Shares	Average Price
		(In thousands, except average price amounts)
August 2005	Structured repurchases (2)	—	$—	—	$—	5,713	$20.95
May 2006	Open market	22,071	32.38	—	—	—	—
	Structured repurchases (2)	—	—	—	—	777	19.67
August 2007	Open market	—	—	12,221	28.64	—	—
	Structured repurchases (2)	—	—	25,828	30.97	—	—
	From employees and other (1)	413	31.01	200	32.46	—	—
January 2008	Structured repurchases (2)	16,513	36.33	—	—	—	—

Total shares		38,997	$34.04	38,249	$30.24	6,490	$20.80

Total costs		$1,327,378		$1,156,491		$135,000

(1)	The repurchases from employees and other primarily represents shares retired as treasury stock when surrendered in lieu of tax withholdings due upon the release of restricted stock units.
(2)	Stock repurchase agreements executed with large financial institutions.

Stock Repurchase Programs

To facilitate the stock repurchase program, VeriSign repurchases shares in the open market and from time to time enters into structured stock repurchase agreements with large financial institutions.

On January 31, 2008, the Board of Directors of VeriSign authorized a stock repurchase program (the “2008 Stock Repurchase Program”) with no expiration date having an aggregate purchase price of up to $600.0 million of its common stock. On February 8, 2008, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement to repurchase $600.0 million of its common stock under the 2008 Stock Repurchase Program. The Company paid $600.0 million to a financial institution in exchange for an initial purchase of 15.1 million shares. The ASR agreement was completed on July 10, 2008, when the Company received an additional 1.4 million shares for an aggregate of 16.5 million shares under the terms of the ASR agreement. The average price per share paid on the ASR agreement was $36.33. On August 5, 2008, the Company’s Board of Directors authorized additional stock repurchases under its 2008 Stock Repurchase Program having an aggregate purchase price of $680.0 million of its common stock. As of December 31, 2008, $680.0 million remained available for further repurchases under the 2008 Stock Repurchase Program.

On August 7, 2007, the Board of Directors authorized the use of the net proceeds from the issuance of the Convertible Debentures as described in Note 10, “Junior Subordinated Convertible Debentures,” to repurchase shares of its common stock.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

In August 2007, the Company used the proceeds from the issuance of the Convertible Debentures to repurchase 12.2 million shares of its common stock for an aggregate cost of approximately $350 million. Additionally, the Company entered into a $200 million Guaranteed Share Repurchase (“GSR”) agreement and a $600 million ASR agreement with two independent financial institutions. Under the terms of the GSR agreement, the Company received approximately 6.3 million shares of its common stock. Under the terms of the ASR agreement the Company received approximately 19.5 million shares, of which 12.9 million were settled in the third quarter of 2007 and 6.6 million were settled in the fourth quarter of 2007.

In 2006, the Board of Directors authorized a stock repurchase program (the “2006 Stock Repurchase Program”) with no expiration date to repurchase up to $1.0 billion of its common stock. In November 2008, the Company repurchased approximately 2.7 million shares of its common stock at an average stock price of $18.83 per share for an aggregate cost of $50.0 million under the 2006 Stock Repurchase Program. In July 2008, the Company repurchased approximately 3.5 million shares of its common stock at an average stock price of $34.38 per share for an aggregate cost of $120.0 million under the 2006 Stock Repurchase Program. During the first quarter of 2008, the Company repurchased approximately 15.9 million shares of its common stock at an average stock price of $33.85 per share for an aggregate cost of $544.7 million under the 2006 Stock Repurchase Program. Under the 2006 Stock Repurchase Program, through December 31, 2008, the Company cumulatively repurchased 22.8 million shares at an average stock price of $32.04 per share for an aggregate cost of $730.0 million. As of December 31, 2008, $270.0 million remained available for further repurchases under the 2006 Stock Repurchase Program.

In 2005, the Board of Directors authorized a stock repurchase program (the “2005 Stock Repurchase Program”) to repurchase up to $500 million of its common stock. In 2006, the Company repurchased approximately 5.7 million shares under the 2005 Stock Repurchase Program for an aggregate cost of approximately $119.7 million. The 2005 Stock Repurchase Program was completed in the second quarter of 2006.

From the inception of the stock repurchase program in 2001 through March 2, 2009, the Company repurchased approximately 111.9 million shares of its common stock for an aggregate cost of approximately $3.3 billion. As of March 2, 2009, approximately $950.0 million is available for repurchase of its common stock under its 2008 and 2006 Stock Repurchase Programs.

Tax withholdings

Upon vesting of restricted stock units, the Company places a sufficient portion of the vested restricted stock awards into treasury stock in lieu of tax withholdings due, and makes a cash payment to the Internal Revenue Service, state tax authorities or appropriate foreign tax authorities to cover the applicable withholding taxes.

Stockholder Rights Plan

On September 24, 2002, the Board of Directors of VeriSign, adopted a stockholder rights plan and declared a dividend of one stock purchase right (each a “Right”) for each outstanding share of VeriSign common stock. The dividend was paid to stockholders of record on October 4, 2002 (the “Record Date”). In addition, one Right will be issued with each common share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the rights plan) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of VeriSign, which options or securities were outstanding prior to the Distribution Date.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The Rights currently cannot be exercised, do not trade separately and are not represented by separate certificates; instead, each Right is deemed to be “attached” to the related share of common stock on which the distribution was declared. The Rights will become exercisable at their $55.00 exercise price and trade separately, with separate Rights certificates then being distributed to holders, (a) ten days after it is publicly announced that any person or group has acquired beneficial ownership of 20% or more of VeriSign’s common stock (and thus becomes an “acquiring person”), or (b) ten business days after the commencement (or public announcement of a person’s intended commencement) of, a tender offer or exchange offer for the Company that would result in such person becoming an “acquiring person” (except that, in such case, the Board of Directors has the power within such ten-business day period to delay such exercisability).

If any person acquires beneficial ownership of 20% or more of VeriSign’s common stock (other than in connection with certain inadvertent triggers), in addition to the Rights becoming exercisable, each Right will “flip in” and entitle the registered holder, other than the “acquiring person” or its transferees, to purchase, for the $55.00 exercise price, shares of VeriSign common stock with a market value of $110.00. In the event a person becomes an “acquiring person,” the rights plan gives our Board of Directors the authority to instead exchange each outstanding Right (other than those owned by the “acquiring person” and its transferees) for one share of common stock (or a substantially equivalent preferred stock interest). If the Company becomes a party to a merger or similar transaction (whether with a 20% stockholder or any other entity) after the Rights become exercisable, each Right (other than those owned by the “acquiring person” or its transferees) will “flip-over” and entitle the holder to buy, for the $55.00 exercise price, acquiror stock with a market value of $110.00.

At any time until there is a triggering 20% stockholder, VeriSign’s Board of Directors can redeem all, but not less than all, of the then outstanding Rights for $0.001 each. The Board of Directors also has broad power to amend the rights plan until there is a triggering 20% stockholder. Once a person becomes an “acquiring person,” however, the Board of Directors may not amend the rights plan in any manner that would adversely affect the interests of the holders of the Rights (other than the “acquiring person”).

In February 2009, pursuant to the Board of Directors’ three-year independent director evaluation (TIDE) policy, the independent members of the Board of Directors reviewed the rights plan and determined that it continues to be in the best interests of the Company and its stockholders.

Note 12.    Calculation of Net (Loss) Income Per Share

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The following table presents the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
(Loss) income:
Income (loss) from continuing operations	$92,592	$(147,736)	$361,736
(Loss) income from discontinued operations, net of tax	(467,284)	(1,592)	21,194

Net (loss) income	$(374,692)	$(149,328)	$382,930

Weighted-average shares:
Weighted-average common shares outstanding	197,201	237,707	244,421
Weighted-average potential common shares outstanding: (1)
Stock options	1,452	—	2,344
Unvested restricted stock awards	889	—	111
Conversion spread related to convertible debentures	828	—	—
Employee stock purchase plans and other	232	—	197

Shares used to compute diluted net (loss) income per share	200,602	237,707	247,073

(Loss) income per share:
Basic:
Continuing operations	$0.47	$(0.62)	$1.48
Discontinued operations	(2.37)	(0.01)	0.09

Net (loss) income	$(1.90)	$(0.63)	$1.57

Diluted:
Continuing operations	$0.46	$(0.62)	$1.46
Discontinued operations	(2.33)	(0.01)	0.09

Net (loss) income	$(1.87)	$(0.63)	$1.55

The following table sets forth the weighted-average potential shares that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Year Ended December 31,
	2008	2007 (1)	2006
	(In thousands, except per share data)
Weighted-average stock options outstanding	4,531	27,636	25,632
Weighted-average exercise price	$31.66	$27.68	$36.46

Weighted-average restricted stock awards outstanding	832	3,387	131
Weighted-average conversion spread related to Convertible Debentures	—	339	—
Employee stock purchase plans	1,500	199	—

(1)	As the Company recognized a loss from continuing operation for the year ended December 31, 2007, all potential common shares were excluded as they were anti-dilutive.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Note 13.    Employee Benefits and Stock-Based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 20% of their pre-tax salary, subject to the Internal Revenue Service annual contribution limits. In 2008, 2007 and 2006, the Company matched 50% of the employee’s contribution up to a total of 6 % of the employee’s annual salary. The Company contributed $7.4 million, $6.3 million, and $5.7 million in 2008, 2007 and 2006, respectively, under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Stock Option and Restricted Stock Plans

The majority of VeriSign’s stock-based compensation relates to stock options and restricted stock units (“RSUs”). Historically, stock options were granted to broad groups of employees at most levels on a discretionary basis. In the second quarter of 2006, the Compensation Committee, in consultation with other members of the Company’s Board of Directors, resolved to grant RSUs instead of stock options to employees below the director level. Employees at or above the director level continue to be eligible to receive stock options as well as RSUs. As of December 31, 2008, a total of 27.8 million shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s stock option and restricted stock plans.

On May 26, 2006, the stockholders of VeriSign approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan replaces VeriSign’s 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of VeriSign’s Board of Directors or VeriSign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All options have a term of not greater than 10 years from the date of grant. Options granted generally vest 25% on the first anniversary date of the grant and the remainder ratably over the following 12 quarters. A restricted stock unit is an award covering a specified number of shares of VeriSign common stock that may be settled in cash or by issuance of those shares (which may be restricted shares). Restricted stock units generally vest in four installments with 25% of the shares vesting on each anniversary of the first four anniversaries of the grant date. However, the Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan.

The 2001 Stock Incentive Plan (the “2001 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 2001 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 2001 Plan authorized the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2008, no restricted stock awards have been made under the 2001 Plan. Options were granted with an exercise price of not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. All options were granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary of the grant date and ratably over the following 12 quarters. No further awards can be granted under the 2001 Plan.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The 1998 Equity Incentive Plan (the “1998 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 1998 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 1998 Plan authorized the award of options, restricted stock awards, restricted stock units and stock bonuses. Options were granted with an exercise price of not less than 100% of the fair market value of VeriSign’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value for non-qualified stock options. All options were granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary of the grant date and ratably over the following 12 quarters. Restricted stock awards and restricted stock units entitle the recipient to receive, at VeriSign’s discretion, shares or cash upon vesting. No further awards can be granted under the 1998 Plan.

The 1998 Directors Plan (the “Directors Plan”) was terminated upon the approval of the 2006 Plan. Options to purchase common stock granted under the Directors Plan remain outstanding and subject to the vesting and exercise terms of the original grant. Members of the Board who were not employees of VeriSign, or of any parent, subsidiary or affiliate of VeriSign, were eligible to participate in the Directors Plan, which provided for automatic and non-discretionary option grants to such individuals. The exercise price of the options granted was 100% of the fair market value of the common stock on the date of the grant. Each eligible director was granted an option to purchase 25,000 shares on the date he or she first became a director (the “Initial Grant”). On each anniversary of a director’s Initial Grant or most recent grant if he or she was ineligible to receive an Initial Grant, each eligible director was automatically granted an additional option to purchase 12,500 shares of common stock if the director had served continuously as a director since the date of the Initial Grant or most recent grant. The term of the options under the Directors Plan is 10 years and options vest as to 6.25% of the shares subject to the option in each quarter following the date of the grant, provided the optionee remains a director of VeriSign.

In connection with its acquisitions in 2005 and 2006, VeriSign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vest over a four-year period, as set forth in the applicable option agreement.

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”) which replaces the 1998 Purchase Plan described below. As of December 31, 2008, a total of 6.0 million shares of the Company’s common stock are reserved for issuance under this plan. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the 2007 Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year.

1998 Employee Stock Purchase Plan

VeriSign reserved 17,589,449 shares for issuance under the 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”). Eligible employees were permitted under the plan to purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant was granted an option to purchase common stock on the first day of

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

each 24-month offering period and this option was automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the Purchase Plan was 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods began on February 1 and August 1 of each year. On January 1 of each year, the number of shares available for grant under the 1998 Purchase Plan was automatically increased by an amount equal to 1% of the outstanding common shares on the immediately preceding December 31. On December 18, 2007, the 1998 Purchase Plan expired and no more shares will be available for future offering under this Purchase Plan.

Common Stock Reserved for Convertible Debentures

In August 2007, VeriSign issued $1.25 billion principal amount of Convertible Debentures as described in Note 10, “Junior Subordinated Convertible Debentures”. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. As of December 31, 2008, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the Convertible Debentures.

Stock-based Compensation

Stock-based compensation is classified in the Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Stock-based compensation:
Cost of revenues	$7,332	$7,225	$6,957
Sales and marketing	8,787	16,499	12,271
Research and development	6,973	7,495	7,284
General and administrative	26,188	32,640	22,722
Restructuring, impairments and other charges, net	8,828	2,419	—

Stock-based compensation for continuing operations	58,108	66,278	49,234
Discontinued operations	31,958	24,636	16,671

Total stock-based compensation	90,066	90,914	65,905
Tax benefit associated with stock-based compensation	$(22,607)	(21,192)	(17,663)

Net effect of stock-based compensation on net income (loss)	$67,459	$69,722	$48,242

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Stock-based compensation:
Stock options	$19,191	$32,623	$54,192
Employee stock purchase plans	22,079	25,624	7,370
Restricted stock units	27,829	18,197	4,670
Stock options/awards acceleration	23,677	16,285	—
Other charges	—	303	1,219
Capitalization (1)	(2,710)	(2,118)	(1,546)

Total stock-based compensation	90,066	90,914	65,905
Tax benefit associated with stock-based compensation	(22,607)	(21,192)	(17,663)

Net effect of stock-based compensation on net income (loss)	$67,459	$69,722	$48,242

(1)	The capitalized amount is included in Property and equipment, net.

As of December 31, 2008, total unrecognized compensation cost related to unvested stock options and restricted stock awards was $60.0 million and $129.0 million, respectively, and is expected to be recognized over a weighted-average period of 2.6 years and 2.7 years, respectively. Stock-based compensation capitalized for internally developed software was $2.7 million in 2008.

In 2006, the Company suspended stock option exercises (the “Restriction”) due to an independent review of the Company’s historical stock option granting practices and restatement of consolidated financial statements. Under the Restriction, certain terminated employees were unable to exercise their stock options prior to the expiration of this time period following termination of employment. As a result, the Board of Directors approved the extension of time for option exercise and the Company recognized $2.2 million of incremental stock-based compensation in connection with this extension.

Prior to the adoption of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” the Company presented unearned compensation as a separate component of stockholders’ equity. VeriSign reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet in fiscal year 2006.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

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

	Year Ended December 31,
	2008	2007	2006
Stock options:
Volatility	36%	37%	39%
Risk-free interest rate	2.74%	4.37%	4.82%
Expected term	3.3 years	3.3 years	3.4 years
Dividend yield	Zero	Zero	Zero
Employee stock purchase plan awards:
Volatility	36%	28%	33%
Risk-free interest rate	2.32%	4.94%	5.09%
Expected term	1.25 years	1.25 years	1.25 years
Dividend yield	Zero	Zero	Zero

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

General Option Information

The following table summarizes stock option activity:

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	14,800,016	$24.52	35,642,171	$28.38	35,638,232	$31.51
Assumed in business combinations	—	—	—	—	846,953	1.99
Granted	1,763,182	33.47	4,516,611	29.80	7,387,257	20.50
Exercised	(4,025,007)	20.46	(15,622,253)	18.62	(2,466,900)	12.40
Forfeited	(3,237,462)	27.52	(8,132,440)	33.47	(3,859,952)	41.27
Expired	(82,849)	36.03	(1,604,073)	137.33	(1,903,419)	39.25

Outstanding at end of period	9,217,880	26.85	14,800,016	24.52	35,642,171	28.38

Exercisable at end of period	5,063,170	24.73	5,410,362	22.13	24,474,024	32.69

Weighted-average fair value of options granted during the period		$9.58		$9.44		$6.87
Total intrinsic value of options exercised during the period (in thousands)		$64,524		$220,323		$26,197

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.09–$ 9.99	157,375	3.01	$4.91	157,219	$4.91
$ 10.00–$ 13.78	256,502	1.52	12.52	256,499	12.52
$ 13.79	89,483	0.66	13.79	89,483	13.79
$ 13.80–$ 19.99	1,408,001	3.34	18.40	1,025,215	18.57
$ 20.00–$ 24.99	1,226,500	3.85	22.82	652,032	22.88
$ 25.00–$ 29.99	3,557,348	4.30	27.87	2,363,074	27.35
$ 30.00–$ 39.99	2,287,018	5.95	33.49	359,027	32.93
$ 40.00–$ 59.99	209,138	3.18	42.76	134,106	43.86
$ 60.00–$ 99.99	11,261	1.94	78.59	11,261	78.59
$100.00–$253.00	15,254	1.55	183.79	15,254	183.79

	9,217,880	4.34	$26.85	5,063,170	$24.73

Intrinsic value is calculated as the difference between the market value as of December 31, 2008, and the exercise price of the shares. The closing price of VeriSign’s stock was $19.08 on December 31, 2008, as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of stock options outstanding and stock options exercisable with an exercise price below $19.08 in each case as of December 31, 2008, was $5.7 million and $5.3 million, respectively. The weighted-average remaining contractual life for stock options outstanding, and for stock options exercisable, in each case at December 31, 2008, was 4.34 years and 3.23 years, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Employee Stock Purchase Plans

The Company allows its employees to purchase as many shares as the employees’ withholdings and applicable laws permit. If the market price of the stock at the end of any six-month purchase period is lower than the stock price at the original grant date of the option (the first day of the applicable 24-month offering period), the plan is immediately cancelled after that purchase date and a new two-year plan is established using the then-current stock price as the base purchase price. The Company accounts for increases in employee payroll withholdings and the plan rollover as modifications. During 2008, the Company recorded approximately $22.1 million of stock-based compensation under the 1998 and 2007 Employee Stock Purchase Plans.

Due to an independent review of the Company’s historical stock option granting practices and restatement of consolidated financial statements, the Company was precluded from selling shares and suspended its employee payroll withholdings for the purchase of its common stock under the 1998 Purchase Plan for six months in 2007. The Company terminated the six-month purchase period ended January 31, 2007 and no shares were issued for that purchase period. In February 2007, the Company refunded the 1998 Purchase Plan employee contributions totaling approximately $11.6 million. In July 2007, the Company resumed its employee payroll withholdings for the purchase of its common stock under the 1998 Purchase Plan and allowed its employees affected by the earlier suspension to make catch-up payments to their accounts for the lost payroll contributions attributable to the period when the Company was not current in its reporting obligations under the Securities Exchange Act of 1934. The Company also allowed employees to increase their contribution withholding percentages from 15% up to a maximum of 25% of their compensation, subject to applicable U.S. Internal Revenue Service (“IRS”) limits, effective August 1, 2007. The Company has accounted for the increases in employee payroll withholdings as modifications. The Company recorded approximately $25.6 million of stock-based compensation for the 1998 and 2007 Purchase Plans in 2007.

Restricted Stock Units

The following table summarizes unvested restricted stock units activity:

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	4,816,865	$27.32	2,107,327	$20.01	322,433	$27.97
Granted	1,697,589	31.86	4,262,277	29.23	1,958,052	18.98
Released	(1,316,426)	28.13	(548,510)	22.00	(49,811)	29.27
Forfeited	(1,519,238)	27.25	(1,004,229)	22.98	(123,347)	20.80

	3,678,790	$29.18	4,816,865	$27.32	2,107,327	$20.01

As of December 31, 2008, the aggregate intrinsic value of unvested restricted stock units was $70.2 million. In 2007, the Compensation Committee approved “market condition” restricted stock units which are eligible to vest upon meeting certain stock-price appreciation and service conditions. As of December 31, 2008, a total of 161,637 “market condition” restricted stock units are unvested. The Company recognized approximately $0.7 million of stock-based compensation expense for the market-condition awards in 2008. In addition, the Company required that certain restricted stock units issued to certain international employees must be settled in cash. As a result, the Company made a cash payment of $0.1 million for share-based liabilities in 2008.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Stock Options/Awards Acceleration

In 2008, the Company modified certain stock-based awards held by employees affected by divestitures and workforce reductions to accelerate the vesting of twenty-five percent (25%) of each such individual’s unvested “in-the-money” stock options and 25% of each such individual’s unvested restricted stock units outstanding on the termination dates of such individual’s employment. The Company remeasured the fair value of these modified awards and recorded the charges over the requisite future service periods, if any. The modification charges are included in restructuring for continuing operations as well as for discontinued operations. As of December 31, 2008, approximately 1,060 employees were affected by this modification and the Company had recognized approximately $18.3 million of acceleration cost in restructuring.

In addition, the Company modified certain stock-based awards held by Mr. William A. Roper, Jr., the former chief executive officer. Pursuant to the settlement agreement with Mr. Roper, the Company accelerated the vesting of Mr. Roper’s then unvested sign-on options, unvested sign-on restricted stock units, first-year options that would otherwise have vested had Mr. Roper remained employed with the Company through August 8, 2008, and one-third of the first-year restricted stock units. Upon acceleration of vesting of Mr. Roper’s stock-based awards, the Company recognized approximately $5.4 million of stock-based compensation in 2008.

In 2007, the Company accelerated the vesting of certain outstanding options to purchase shares of the Company’s common stock and restricted stock units held by Mr. Stratton Sclavos, the Company’s former Chief Executive Officer; Ms. Dana Evan, the Company’s former Chief Financial Officer and certain other employees. The Company accelerated the vesting of all of Mr. Sclavos’ unvested stock options and restricted stock units that were scheduled to vest within twenty-four (24) months after his resignation date. The Company accelerated the vesting of twenty-five percent (25%) of Ms. Evan’s and certain other employees’ unvested restricted stock units and unvested “in-the-money” stock options that had fair market values in excess on the acceleration date in excess of the respective exercise prices and that had the lowest exercise prices of each such individual’s then-outstanding options. The Company has accounted for the acceleration of the stock-based awards as a modification under SFAS 123R. As such, the Company recognized approximately $16.3 million of stock-based compensation upon the modification.

In 2007, the Company commenced a tender offer (the “Offer”) pursuant to which the Company offered to amend or replace outstanding “Eligible Options” (as defined in the Offer) held by current employees of the Company and subject to taxation in the U.S. so that those options would not be subject to adverse tax consequences under Internal Revenue Code Section 409A (“Section 409A”). Each eligible participant had the right to elect to amend his or her Eligible Options to increase the exercise price per share of the Company’s common stock, par value $0.001 per share, purchasable thereunder and become eligible to receive a special “Cash Bonus” (as defined in the Offer) from the Company, all upon the terms and subject to the conditions set forth in the Offer. Alternatively, certain tendered Eligible Options were, in lieu of such amendment, canceled and replaced with new options under the Company’s 2006 Equity Incentive Plan that have exactly the same terms as the canceled options but have a new grant date and new exercise price, in an effort to avoid adverse tax consequences under Section 409A. The Company accrued approximately $6.8 million liability related to the special “Cash Bonus” at the end of fiscal year 2007.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Note 14.    Income Taxes

Income (loss) from continuing operations before income taxes, loss from unconsolidated entities and minority interest is categorized geographically as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$92,628	$(210,558)	$53,980
Foreign	30,623	59,384	13,404

Total income (loss) from continuing operations before income taxes, loss from unconsolidated entities and minority interest	$123,251	$(151,174)	$67,384

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Continuing operations:
Current (expense) benefit:
Federal	$(2,303)	$(3,160)	$2,093
State	(6,364)	(88)	(3,266)
Foreign, including foreign withholding tax	(13,267)	(19,836)	(39,015)

	(21,934)	(23,084)	(40,188)

Deferred (expense) benefit:
Federal	(23,069)	16,344	290,341
State	(3,819)	4,910	38,366
Foreign	6,022	11,126	8,708

	(20,866)	32,380	337,415

Income tax (expense) benefit from continuing operations	$(42,800)	$9,296	$297,227

Income tax expense from discontinued operations	$(15,122)	$(19,930)	$(44,573)

The Company's income taxes payable have been reduced by the tax benefits from employee stock options and employee stock purchase plan. The company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $26.6 million and $7.8 million in 2008 and 2007, respectively, and were reflected as an increase to Additional paid-in capital.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The difference between income tax expense or benefit and the amount resulting from applying the federal statutory rate of 35% to net income (loss) from continuing operations before income taxes, loss from unconsolidated entities and minority interest is attributable to the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income tax (expense) benefit at federal statutory rate	$(43,138)	$52,923	$(22,591)
State taxes, net of federal benefit	(7,105)	2,212	32,542
Differences between statutory rate and foreign effective tax rate	283	4,886	6,750
Tax associated with intercompany prepaid royalty	—	—	(35,000)
Non-deductible stock-based compensation	(2,813)	(1,213)	(4,718)
Change in valuation allowance	15,347	(1,131)	208,690
Research and experimentation credit	835	4,407	6,329
Benefit from capital loss IRS relief	—	—	104,623
IRS audit adjustments	(12,679)	—	—
Impairment of goodwill	(10,491)	(54,342)	—
FIN 48 reserves	16,151	(2,075)	—
Other	810	3,629	602

	$(42,800)	$9,296	$297,227

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,379	$21,633
Deductible goodwill and intangible assets	112,164	124,816
Tax credit carryforwards	8,663	15,541
Property and equipment	18,903	24,228
Deferred revenue, accruals and reserves	158,268	151,941
Capital loss carryforwards and investments with differences in book and tax basis	33,202	53,289
Other	8,391	2,630

Total deferred tax assets	351,970	394,078
Valuation allowance	(37,534)	(73,171)

Net deferred tax assets	314,436	320,907

Deferred tax liabilities:
Deferred revenue, accruals and reserves	(5,971)	(4,401)
Non-deductible acquired intangibles	(17,520)	(28,897)
Interest deduction on convertible debt	(31,504)	(2,611)
Other	(2,804)	—

Total deferred tax liabilities	(57,799)	(35,909)

Total net deferred tax assets	$256,637	$284,998

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

As of December 31, 2008, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $352.0 million before the offset of certain deferred liabilities. With the exception of certain deferred tax assets related to book impairments on investments and certain foreign net operating loss carryforwards, management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. During 2008, the Company released a valuation allowance of $16.0 million related to the utilization of U.S. federal and state capital loss carryforwards. During 2008, the Company also released a valuation allowance of $7.4 million related to the deferred tax assets of its Australian subsidiary. Such release resulted in a benefit to Income tax expense of $3.8 million and a reduction to Goodwill of $3.6 million. The Company will continue to evaluate the realizability of its deferred tax assets quarterly and will assess the need for additional valuation allowances, if any, in subsequent quarters.

As of December 31, 2008, the Company had federal, state and foreign net operating loss carryforwards of approximately $520.1 million, $605.1 million and $37.2 million, respectively, without regard to any uncertain tax position pursuant to FIN 48. The Company also had federal and state research tax credits available for future years of approximately $32.3 million and $20.7 million, respectively. Pursuant to SFAS 123R, $231.2 million will be recorded to Stockholders’ equity when stock option-related attributes are utilized to reduce future cash tax payments. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2011 through 2028. Most state tax credit carryforwards can be carried forward indefinitely. Some of the Company’s foreign net operating loss carryforwards do not expire, but could be subject to future restrictions based on changes in the business or ownership of the foreign subsidiary. Other foreign net operating loss carryforwards will expire in 2009 through 2019.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. The Company experienced cumulative changes in ownership of greater than 50 percent in 2003 and 2002. These changes in ownership resulted in the imposition of an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards of $232.9 million and $116.5 million, respectively. Losses not utilized due to these limitations can be carried forward, but are subject to the expiration dates described above.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2008, was $230.0 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2008	2007
	(In thousands)
Gross unrecognized tax benefits at January 1, 2008	$45,267	$48,901
Increases in tax positions for prior years	25,235	3,932
Decreases in tax positions for prior years	(31,414)	(13,482)
Increases in tax positions for current year	5,195	5,916
Settlements	(2,949)	—
Lapse in statute of limitations	(9,336)	—

Gross unrecognized tax benefits at December 31, 2008	$31,998	$45,267

In the fourth quarter of 2007, the Company decreased the previously disclosed balance for unrecognized tax benefits by $37.8 million. This correction does not have an impact on the financial statements.

In the fourth quarter of 2008, the Company decreased the previously disclosed balance for unrecognized tax benefits by $3.8 million. This correction does not have an impact on the financial statements.

As of December 31, 2008, approximately $31.7 million of unrecognized tax benefit, including penalties and interest could affect the Company’s tax provision and effective tax rate.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related unrecognized tax benefits as a component of tax expense. During the years ended December 31, 2008 and December 31, 2007, the Company recognized interest and penalties of approximately $1.5 million and $2.4 million, respectively. The Company had approximately $4.4 million and $11.7 million for the payment of interest and penalties accrued at December 31, 2008 and December 31, 2007, respectively.

On December 29, 2008, the Company received and agreed to a “Revenue Agent’s Report” reflecting the IRS’ conclusion of its audit of the years ended December 31, 2004 and December 31, 2005. The Company agreed with the IRS’ conclusions which primarily related to the research and experimental tax credits, the results of which are reflected in the tax expense in the amount of $12.7 million for the year ended December 31, 2008.

The Company is currently under examination by the California Franchise Tax Board for the years ended December 31, 2004 and December 31, 2005. The Company is also under examination by numerous state taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years, such attributes can be adjusted by the IRS and other taxing authorities until the statute closes on the year in which such attribute was utilized. The Company is not currently under examination by significant international taxing jurisdictions. The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Note 15.    Commitments and Contingencies

Leases

VeriSign leases a portion of its facilities under operating leases that extend through 2017, and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2008, are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2009	$31,019	$(1,679)	$29,340
2010	27,167	(113)	27,054
2011	16,416	(15)	16,401
2012	10,147	—	10,147
2013	9,619	—	9,619
Thereafter	16,362	—	16,362

Total	$110,730	$(1,807)	$108,923

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans.

Net rental expense, inclusive of discontinued operations, under operating leases was $26.0 million in 2008, $25.7 million in 2007, and $29.2 million in 2006. VeriSign has subleased offices to various companies under non-cancelable operating leases. VeriSign received payments of $1.2 million in 2008, $0.1 million in 2007, and $0.6 million in 2006.

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by VeriSign under certain purchase obligations, the contractual agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”), and the interest payments and principal on the Convertible Debentures:

	Purchase Obligations	ICAAN Agreement	Convertible Debentures
	(In thousands)
2009	$28,969	$15,000	$40,625
2010	5,273	18,000	40,625
2011	1,611	18,000	40,625
2012	43	16,500	40,625
2013	—	—	40,625
Thereafter	—	—	2,225,000

Total minimum payments	$35,896	$67,500	$2,428,125

The amounts in the table above exclude $31.7 million of income tax related liabilities under FIN 48 as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

VeriSign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2012.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

In 2006, the Company entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the agreement, the Company paid ICANN fixed, registry level fees of $10.0 million in 2008 and $10.0 million in 2007. Beginning in 2009, the agreement provides for contingent payments upon meeting certain criteria based on growth in the number of annual domain name registrations. As of December 31, 2008, the Company has met the criteria and as a result its contractual payments will increase to the amounts as listed in the table above for the respective future periods.

In August 2007, the Company issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037. The Company will pay cash interest at an annual rate of 3.25% payable semiannually on February 15 and August 15 of each year, beginning February 15, 2008 until maturity. See Note 10, “Junior Subordinated Convertible Debentures,” for further information.

Legal Proceedings

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. The Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. The Company accrues for legal costs when such amounts are probable and estimable, otherwise, these expenses are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range.

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

On April 11, 2005, Prism Technologies, LLC filed a complaint against VeriSign in the U.S. District Court for the District of Delaware alleging that VeriSign’s “Go Secure” suite of applications and related hardware and software products and its unified authentication solution and related hardware and software products, including the VeriSign Identity Protection (“VIP”) product infringe U.S. Patent No. 6,516,416, entitled “Subscription Access System for Use With an Untrusted Network.” Prism Technologies seeks judgment in favor of Prism Technologies, a permanent injunction from infringement, damages in an amount not less than a reasonable royalty, attorneys’ fees and costs. On April 2, 2007, the Court issued a ruling from the claim construction hearing. On April 13, 2007, the Court granted Defendants’ Motion for Leave to File Amended Answers and Counterclaims to add an inequitable conduct defense. On April 23, 2007, on the basis of the claim construction

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

ruling, the Court entered a stipulated Final Judgment of Non-Infringement, dismissing all claims and counterclaims in the case. On April 27, 2007, Plaintiff filed a Notice of Appeal. On February 5, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s claim construction ruling and dismissal in VeriSign’s favor. On December 19, 2008, the parties resolved VeriSign’s appeal of a post judgment motion together with the Prism matter described below.

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against the Company in the U.S. District Court for the Northern District of California, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in U.S. District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in the Superior Court of the State of California, Santa Clara County (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative actions are stayed pending resolution of the federal action. The Company is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. On November 16, 2007, a second amended shareholder derivative complaint was filed in the federal action wherein we were again named as a nominal defendant. By stipulation and Court order, defendants’ obligation to respond to the second amended shareholder derivative complaint has been continued pending informal efforts by the parties to resolve the action.

On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign’s common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin defendants from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in the Superior Court for the State of California, Santa Clara County under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. VeriSign and the individual defendants dispute all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint were granted with leave to amend in August 2008. By stipulation and Court order, plaintiff's obligation to file an amended consolidated class action complaint has been continued pending informal efforts by the parties to resolve the action.

On November 7, 2006, a judgment was entered against VeriSign, Inc. by a trial court in Terni, Italy in the matter of Penco v. VeriSign, Inc. in the amount of Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. The Company was granted a stay on execution of the judgment and the Company filed an appeal. On July 9, 2008, the appellate court rejected all of plaintiff’s claims. The period in which plaintiff may file an appeal of the appellate court ruling should lapse in the first quarter of 2009.

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The Bentley matter is currently stayed. A motion to dismiss ruling in Herbert is on appeal in the U.S. Court of Appeals for the Ninth Circuit. While the Company cannot predict the outcome of any of these matters, it believes that the allegations in each of them are without merit and intends to vigorously defend against them.

On April 30, 2008, Prism Technologies LLC filed a complaint against VeriSign in the U.S. District Court for the District of Nebraska alleging that VeriSign’s manufacture, sale and use of “security certificates” infringes a U.S. patent. On December 19, 2008, the parties resolved this matter along with the additional Prism matter described above. This matter has been dismissed with prejudice as to VeriSign.

On September 12, 2008, Leon Stambler filed a declaratory judgment complaint against VeriSign in the U.S. District Court for the Eastern District of Texas. The complaint seeks an order permitting Stambler to proceed with patent infringement actions against VeriSign SSL certificate customers in actions in which VeriSign is not a party in view of Stambler's prior unsuccessful action in 2003 against VeriSign on the same patents in which a verdict was returned against Stambler and a judgment was entered thereon. VeriSign has received requests to indemnify certain SSL certificate customers in the patent infringement actions brought by Stambler. While the Company cannot predict the outcome of these proceedings, it believes the allegations against it are without merit and intends to vigorously defend against them.

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

Indemnifications

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business.

Some agreements indemnify the customer, or business partner, as applicable, against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations may be subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. VeriSign incurred certain expenses that were not significant to defend lawsuits or settle claims arising from indemnification agreements in 2008.

Some agreements indemnify customers against certain losses caused by the Company’s employees and subcontractors. These indemnification obligations may be subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements. VeriSign has not incurred significant expenses to defend lawsuits or settle claims arising from such indemnification agreements in 2008.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The Company maintains insurance policies that may enable VeriSign to recover a portion of the expenses related to certain indemnification claims.

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company's products and services as well as other indemnifications entered into in the normal course of business. Historically, there have been no significant losses related to such guarantees and indemnifications. As of December 31, 2008 and 2007, VeriSign has pledged approximately $0.3 million and $2.5 million, respectively, as collateral for standby letters of credit that guarantee certain of its contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2010. The Company’s Facility allows for the issuance of letters of credit up to a maximum limit of $50.0 million. As of December 31, 2008, the Company has utilized $1.4 million for outstanding letters of credit under the Facility relating to a building lease agreement and workers' compensation. There were no outstanding letters of credit under the Facility as of December 31, 2007.

Note 16.    Segment Information

Description of Segments

As a result of a comprehensive review of its business strategy, VeriSign changed its reportable segments in January 2008. Previously, the Company had the following two reportable segments: Internet Services Group and Communication Services Group. As of December 31, 2008, the Company’s business consists of two reportable segments: (1) 3IS, which consists of Naming Services, SSL Certificate Services, IAS, and VeriSign Japan, and (2) Other Services.

The Naming Services business is the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. The SSL Certificate Services business enables enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. The IAS business includes identity protection services, fraud detection services, managed PKI services, and unified authentication services. These services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials. VeriSign Japan is a majority-owned subsidiary and its operations primarily consist of SSL Certificate Services and IAS.

The Other Services segment consists of the continuing operations of the Company’s non-core Pre-pay billing and payment services (“Pre-pay”) business as well as legacy products and services from divested businesses. The Company is in the process of winding down the operations of the Pre-pay business. In Other Services, the legacy products and services from divested businesses primarily include the following: the Company’s Jamba which provided mobile entertainment to consumers; RDS business, which offered

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

point-of-sale data information for retail, pharmaceutical and consumer goods customers; and the CDN business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale.

The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer on an interim basis has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

The following table presents the results of VeriSign’s reportable segments:

	Internet Infrastructure and Identity Services	Other Services	Total Segments
	(In thousands)
Year ended December 31, 2008:
Revenues	$936,317	$25,418	$961,735
Cost of revenues	160,982	8,853	169,835

	$775,335	$16,565	$791,900

Year ended December 31, 2007:
Revenues	$783,171	$64,286	$847,457
Cost of revenues	115,181	35,489	150,670

	$667,990	$28,797	$696,787

Year ended December 31, 2006:
Revenues	$638,554	$344,180	$982,734
Cost of revenues	87,830	121,275	209,105

	$550,724	$222,905	$773,629

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Consolidated Financial Statements is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Total revenues from reportable segments	$961,735	$847,457	$982,734
Cost of revenue from reportable segments	169,835	150,670	209,105
Unallocated operating expenses (1)	721,122	942,579	749,365

Operating income (loss)	70,778	(245,792)	24,264
Other income, net	52,473	94,618	43,120

Income (loss) from continuing operations before income taxes, loss from unconsolidated entities and minority interest	$123,251	$(151,174)	$67,384

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring, impairments and other charges (reversals), net, and amortization of other intangible assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Geographic Revenues

The following table represents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$645,329	$624,435	$570,288
Switzerland	214,214	107,277	44,581
Japan	78,469	71,515	69,062
Germany	—	23,778	285,387
Other	23,723	20,452	13,416

Total revenues	$961,735	$847,457	$982,734

VeriSign operates in North America, Europe, Australia, Latin America, South Africa, Japan and certain other countries in the Asia Pacific region. Revenues are generally attributed to the respective countries in which the VeriSign contracting entities are located, which does not necessarily reflect the location of the Company’s customers.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2008	2007
	(In thousands)
Americas:
United States	$354,350	$592,554
CALA (1)	29	1,130

Total Americas	354,379	593,684
EMEA (2)	8,686	10,005
APAC (3)	19,176	18,228

Total property and equipment, net	$382,241	$621,917

(1)	Canada and Latin America (“CALA”)
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Australia, Japan and Asia Pacific (“APAC”)

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

One customer accounted for approximately 13% and 10% of revenues from continuing operations in 2008 and 2007, respectively and no customer accounted for 10% or more of revenues from continuing operations in 2006. No customer accounted for 10% or more of accounts receivable in 2008, 2007 or 2006.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Note 17.     Fair Value of Financial Instruments

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as cash equivalents, foreign currency forward contracts, equity investments in other public companies, and a contingent interest derivative associated with its Convertible Debentures.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	For the year ended December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investments in money market funds	$586,216	$—	$—	$586,216
Equity investments	260	—	—	260

Total	$586,476	$—	$—	$586,476

Liabilities:
Foreign currency forward contracts	$—	$1,144	$—	$1,144
Contingent interest derivative on Convertible Debentures	—	—	10,549	10,549

Total	$—	$1,144	$10,549	$11,693

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are included in Accounts payable and accrued liabilities. The Company recorded unrealized losses related to changes in the fair value of its foreign currency forward contracts in Other (loss) income, net. The Company recorded an unrealized loss of $1.2 million and $0.3 million in 2008 and 2007, respectively, related to changes in the fair value of its foreign currency forward contracts.

Equity investments relate to the Company’s investments in the securities of other public companies. The fair value of these investments is based on the quoted market prices of the underlying shares. Such investments are included in Prepaid expenses and other current assets.

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

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on Convertible Debentures for the year ended December 31, 2008:

(In thousands)
Balance at December 31, 2007	$14,165
Unrealized gain on contingent interest derivative on Convertible Debentures (1)	(3,616)

Balance at December 31, 2008	$10,549

(1)	Included in Other income, net.

The fair value of other financial instruments, carried at cost in the balance sheet, including accounts receivable, restricted cash and investments, and accounts payable, approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company’s Convertible Debentures at December 31, 2008, is $812.5 million, and is based on quoted market prices.

Note 18.    Related Party Transactions

The following table shows a comparison of revenues recognized from customers in which VeriSign holds an equity investment, including its International Affiliates:

	As of December 31,
	2008	2007	2006
	(In thousands)
Revenues from investments in unconsolidated entities	$9,626	$10,212	$—
Revenues from other equity investments	3,769	3,291	3,492

Total	$13,395	$13,503	$3,492

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

VeriSign recognized revenues of $9.6 million and $10.2 million in 2008 and 2007, respectively, from a service agreement with its investments in unconsolidated entities related to the Jamba joint ventures. At December 31, 2007, the Company had approximately $5.1 million in accounts receivable from its investments in unconsolidated entities. In October 2008, VeriSign sold its remaining 49% ownership interest in the Jamba joint ventures and settled all amounts receivable from the Jamba joint ventures. At December 31, 2008 and 2007, VeriSign had $6.6 million and $6.4 million, respectively, in accounts receivable from other equity investments.

Note 19.    Other Income, Net

The following table presents the components of other income, net:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest income	$16,376	$47,074	$27,123
Interest expense	(41,062)	(18,266)	(7,838)
Net (loss) gain on sale and impairment of investments	(6,365)	(1,788)	21,234
Net gain on divestiture of businesses and unconsolidated entities	80,583	71,216	—
Unrealized gain on joint venture call options	—	10,925	—
Realized and unrealized gain (loss) on contingent interest derivative on Convertible Debentures	3,616	(15,301)	—
Income from transition services agreements	3,641	—	—
Other, net	(4,316)	758	2,601

Total other income, net	$52,473	$94,618	$43,120

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is principally incurred on Convertible Debentures and the Facility. Income from transition services agreements includes fees generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. Other, net, primarily consists of foreign exchange rate gains and losses.

Note 20.    Subsequent Events

On January 23, 2009, the Company entered into an arrangement agreement with Certicom Corp. (“Certicom”), a corporation continued under the laws of Canada, whereby we agreed to acquire all of the outstanding common shares of Certicom, for an aggregate purchase price, of approximately $73 million. On February 10, 2009, Certicom terminated the arrangement agreement in order to accept a superior acquisition proposal from a third-party, as determined by Certicom’s Board of Directors. Certicom has paid a termination fee of $3.3 million to the Company, pursuant to the terms of the arrangement agreement.

On January 30, 2009, the Company received $85.8 million from the International Fund, and on February 20, 2009, the Company received $8.3 million from the Primary Fund. The total distributions to date represents approximately 85% and 65% of the Company’s total investment in the Primary Fund and the International Fund, respectively. As of February 27, 2009, the funds held by the Primary Fund and the International Fund were $16.2 million and $40.1 million, respectively, net of the other-than-temporary impairment loss.

In January 2009, the Company announced a realignment of its three core services into two business units to include the following: (1) Naming Services and (2) Authentication Services, which would include both SSL Certificate Services and IAS.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

On March 2, 2009, the Company entered into a binding agreement to sell its Communications Services business to Transaction Network Services, Inc. for $230.0 million subject to certain adjustments to reflect normal fluctuations in working capital. The transaction is subject to Hart-Scott-Rodino Act review, and the agreement contains customary closing conditions. The parties anticipate that the transaction will close within 60 days.

As required under Item 15—Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.59	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

24.01	Powers of Attorney (Included on Page 87 as part of the signature pages hereto)

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.