Form 10-Q
period 2009-03-31
VERISIGN INC/CA
filed 2009-05-08
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 30, 2009
Common stock, $.001 par value	192,833,519

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$942,386	$789,068
Accounts receivable, net of allowance for doubtful accounts of $1,246 at March 31, 2009 and $1,208 at December 31, 2008	80,783	83,749
Prepaid expenses and other current assets	172,807	268,178
Assets held for sale	505,860	483,840

Total current assets	1,701,836	1,624,835

Property and equipment, net	372,723	385,498
Goodwill	289,448	283,109
Other intangible assets, net	34,302	35,312
Other assets	34,334	38,118

Total long-term assets	730,807	742,037

Total assets	$2,432,643	$2,366,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$195,358	$263,535
Accrued restructuring costs	11,190	28,920
Deferred revenues	651,647	629,800
Deferred tax liabilities	5,355	5,463
Liabilities related to assets held for sale	60,541	49,160

Total current liabilities	924,091	976,878

Long-term deferred revenues	219,944	215,281
Long-term accrued restructuring costs	3,766	3,037
Convertible debentures, including contingent interest derivative	569,044	568,712
Long-term deferred tax liabilities	73,259	68,833
Other long-term tax liabilities	15,995	15,710

Total long-term liabilities	882,008	871,573

Total liabilities	1,806,099	1,848,451

Commitments and contingencies
Stockholders’ equity:
VeriSign, Inc. and subsidiaries stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 192,754,908 excluding 112,788,543 held in treasury, at March 31, 2009; and 191,547,795 excluding 112,717,587 held in treasury, at December 31, 2008	306	304
Additional paid-in capital	21,945,092	21,891,891
Accumulated deficit	(21,374,968)	(21,439,988)
Accumulated other comprehensive income	11,819	17,006

Total VeriSign, Inc. and subsidiaries stockholders’ equity	582,249	469,213
Noncontrolling interest in subsidiary	44,295	49,208

Total stockholders’ equity	626,544	518,421

Total liabilities and stockholders’ equity	$2,432,643	$2,366,872

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$254,995	$235,265

Costs and expenses:
Cost of revenues	60,308	59,485
Sales and marketing	38,027	48,583
Research and development	24,802	25,224
General and administrative	49,148	54,491
Restructuring charges	4,775	16,261
Amortization of other intangible assets	3,221	2,638

Total costs and expenses	180,281	206,682

Operating income	74,714	28,583
Other loss, net	(4,293)	(3,639)

Income from continuing operations before income taxes and loss from unconsolidated entities	70,421	24,944

Income tax expense	(23,532)	(6,649)
Loss from unconsolidated entities, net of tax	—	(1,761)

Income from continuing operations, net of tax	46,889	16,534
Income (loss) from discontinued operations, net of tax	18,626	(23,689)

Net income (loss)	65,515	(7,155)
Less: Net income attributable to noncontrolling interest in subsidiary	(495)	(906)

Net income (loss) attributable to VeriSign, Inc. and subsidiaries	$65,020	$(8,061)

Basic income (loss) per share attributable to VeriSign, Inc. and subsidiaries from:
Continuing operations	$0.24	$0.08
Discontinued operations	0.10	(0.12)

Net income (loss)	$0.34	$(0.04)

Diluted income (loss) per share attributable to VeriSign, Inc. and subsidiaries from:
Continuing operations	$0.24	$0.07
Discontinued operations	0.10	(0.11)

Net income (loss)	$0.34	$(0.04)

Shares used to compute net income (loss) per share attributable to VeriSign, Inc. and subsidiaries:
Basic	192,311	206,550

Diluted	192,804	210,471

Amounts attributable to VeriSign, Inc. and subsidiaries:
Income from continuing operations, net of tax	$46,394	$15,628
Income (loss) from discontinued operations, net of tax	18,626	(23,689)

Net income (loss) attributable to VeriSign, Inc. and subsidiaries	$65,020	$(8,061)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Total Stockholders’ Equity	VeriSign, Inc. and Subsidiaries Stockholders’ Equity						Noncontrolling Interest In Subsidiary
		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance at December 31, 2008	$50,795	191,548	$304	$21,472,895	$(21,439,410)	$17,006	$50,795	$—
Cumulative adjustment to beginning balance upon adoption of FSP APB 14-1 (Note 1)	418,418	—	—	418,996	(578)	—	418,418	—
Cumulative adjustment to beginning balance upon adoption of SFAS 160 (Note 1)	49,208	—	—	—	—	—	—	49,208

Adjusted balance at December 31, 2008	518,421	191,548	304	21,891,891	(21,439,988)	17,006	469,213	49,208
Comprehensive income (loss):
Net income	65,515	—	—	—	65,020	—	65,020	495
Other comprehensive income (loss):							—
Foreign currency translation adjustments	(9,954)	—	—	—	—	(5,271)	(5,271)	(4,683)
Change in unrealized gain on investments, net of tax	158	—	—	—	—	84	84	74

Total comprehensive income (loss)	55,719	—	—	—	—	—	59,833	(4,114)
Issuance of common stock under stock plans	17,133	1,278	2	17,131	—	—	17,133	—
Stock-based compensation	14,622	—	—	14,614	—	—	14,614	8
Dividend payable to noncontrolling interest in subsidiary	(807)	—	—	—	—	—	—	(807)
Income tax associated with stock options	22,817	—	—	22,817	—	—	22,817	—
Repurchase of common stock	(1,361)	(71)	—	(1,361)	—	—	(1,361)	—

Balance at March 31, 2009	$626,544	192,755	$306	$21,945,092	$(21,374,968)	$11,819	$582,249	$44,295

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$65,515	$(7,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on divestiture of businesses, net of tax	—	(1,221)
Unrealized gain on contingent interest derivative on convertible debentures	(1,174)	(1,838)
Depreciation of property and equipment	17,309	31,852
Amortization of other intangible assets	3,221	11,957
Estimated (gains) losses on assets held for sale	(4,477)	25,511
Gain on receipt of acquisition termination fee	(3,279)	—
Provision for doubtful accounts	329	575
Stock-based compensation	13,928	26,795
Loss on disposal of property and equipment and other	1,658	836
Loss from unconsolidated entities, net of tax	—	1,761
Changes in operating assets and liabilities:
Accounts receivable	8,464	(1,025)
Prepaid expenses and other assets	(29,380)	14,535
Accounts payable and accrued liabilities	(42,467)	(94,842)
Accrued restructuring costs	(17,001)	19,296
Deferred revenues	25,792	42,473

Net cash provided by operating activities	38,438	69,510

Cash flows from investing activities:
Proceeds from maturities and sales of investments	94,016	100
Purchases of investments	(750)	—
Proceeds from sale of property and equipment	—	1,286
Purchases of property and equipment	(20,994)	(26,167)
Proceeds received from acquisition termination fee	3,279	—
Proceeds received from divestiture of businesses, net of cash contributed	2,372	14,160
Other investing activities	206	(268)

Net cash provided by (used in) investing activities	78,129	(10,889)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	17,133	45,916
Repurchases of common stock	(1,361)	(1,146,510)
Proceeds from credit facility	—	200,000
Repayment of short-term debt related to credit facility	—	(60,000)
Excess tax benefit associated with stock options	27,293	—

Net cash provided by (used in) financing activities	43,065	(960,594)

Effect of exchange rate changes on cash and cash equivalents	(6,314)	8,276

Net increase (decrease) in cash and cash equivalents	153,318	(893,697)
Cash and cash equivalents at beginning of period	789,068	1,376,722

Cash and cash equivalents at end of period	$942,386	$483,025

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$19,521	$17,922

Dividend payable to noncontrolling interest in subsidiary	$807	$730

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (collectively, “VeriSign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in VeriSign’s fiscal 2008 Annual Report on Form 10-K (the “2008 Form 10-K”) filed with the SEC on March 3, 2009.

Segments

The Company has the following two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”) which consists of Naming Services, and Authentication Services comprising of Secure Socket Layer (“SSL”) Certificate Services and Identity and Authentication Services (“IAS”); and (2) Other Services which consists of the continuing operations of non-core businesses and legacy products and services from divested businesses. See Note 10, “Segment Information,” for further information regarding the Company’s reportable segments.

Reclassifications

During the three months ended March 31, 2009, the Company disaggregated its Enterprise and Security Services (“ESS”) disposal group held for sale as of December 31, 2008, into the following three businesses: (i) Global Security Consulting (“GSC”), (ii) iDefense Security Intelligence Services (“iDefense”) and (iii) Managed Security Services (“MSS”). The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used as of March 31, 2009. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services for all periods presented. See Note 3, “Assets Held for Sale and Discontinued Operations,” for further information.

The Condensed Consolidated Statements of Operations have been reclassified for all periods presented to reflect current discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Adoption of New Accounting Standards

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. The Company reclassified the noncontrolling interest of $49.2 million as of December 31, 2008 in its consolidated VeriSign Japan subsidiary to Stockholders’ equity.

Effective January 1, 2009, the Company retroactively adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1 (“FSP APB 14-1”), “Accounting for

Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. The Company’s adoption of FSP APB 14-1 affected its 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). The condensed consolidated financial statements have been retroactively adjusted for all periods presented in accordance with FSP APB 14-1. See Note 9, “Junior Subordinated Convertible Debentures,” for further information regarding the adoption of FSP APB 14-1.

The following table presents the effects of the retroactive adjustments to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2008, upon the adoption of SFAS 160 and FSP APB 14-1:

	As Reported (1)	Adjustments		As Adjusted
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$789,068	$—		$789,068
Accounts receivable, net of allowance for doubtful accounts of $1,208 at December 31, 2008	83,749	—		83,749
Prepaid expenses and other current assets	268,178	—		268,178
Assets held for sale	483,840	—		483,840

Total current assets	1,624,835	—		1,624,835

Property and equipment, net	382,241	3,257	(2)	385,498
Goodwill	283,109	—		283,109
Other intangible assets, net	35,312	—		35,312
Other assets	247,735	(209,617	)(3)	38,118

Total long-term assets	948,397	(206,360)		742,037

Total assets	$2,573,232	$(206,360)		$2,366,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$263,535	$—		$263,535
Accrued restructuring costs	28,920	—		28,920
Deferred revenues	629,800	—		629,800
Deferred tax liabilities	5,463	—		5,463
Liabilities related to assets held for sale	49,160	—		49,160

Total current liabilities	976,878	—		976,878

Long-term deferred revenues	215,281	—		215,281
Long-term accrued restructuring costs	3,037	—		3,037
Convertible debentures	1,261,655	(692,943	)(4)	568,712
Long-term deferred tax liabilities	668	68,165	(5)	68,833
Other long-term tax liabilities	15,710	—		15,710

Total long-term liabilities	1,496,351	(624,778)		871,573

Total liabilities	2,473,229	(624,778)		1,848,451

Commitments and contingencies
Stockholders’ equity:
VeriSign stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000;
Issued and outstanding shares: none	—	—		—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 191,547,795 excluding 112,717,587 held in treasury, at December 31, 2008	304	—		304
Additional paid-in capital	21,472,895	418,996	(6)	21,891,891
Accumulated deficit	(21,439,410)	(578)		(21,439,988)
Accumulated other comprehensive income	17,006	—		17,006

Total VeriSign stockholders’ equity	50,795	418,418		469,213
Noncontrolling interest in subsidiary	49,208	—		49,208

Total stockholders’ equity	100,003	418,418		518,421

Total liabilities and stockholders’ equity	$2,573,232	$(206,360)		$2,366,872

(1)	As reported in the Company’s 2008 Form 10-K, except Noncontrolling interest in subsidiary which has been retroactively presented as a separate component of Stockholders’ equity.

(2)	Property and equipment, net, as of December 31, 2008, increased by $3.3 million due to the retroactive capitalization of interest costs using the Company’s non-convertible debt borrowing rate of 8.39% as of the date of issuance. Prior to the adoption of FSP APB 14-1, the Company was capitalizing its interest costs at the stated interest rate on the Convertible Debentures of 3.25%.

(3)	Other assets as of December 31, 2008, decreased by $209.6 million due to a decrease to long-term deferred tax assets and a retroactive adjustment of debt issuance costs upon the adoption of FSP APB 14-1. Long-term deferred tax assets as of December 31, 2008, decreased by $195.7 million, and the Company reclassified $14.5 million of debt issuance costs from Other assets to Additional paid-in capital. The reclassification resulted in a cumulative decrease in amortization of debt issuance costs of $0.6 million as of December 31, 2008.

(4)	Convertible debentures, including contingent interest derivative, as of December 31, 2008, decreased by $692.9 million due to the reclassification of the $700.7 million equity component of the convertible debt to Stockholders’ equity offset by $7.8 million accretion of interest.

(5)	Long-term deferred tax liabilities as of December 31, 2008, increased by $68.2 million upon adoption of FSP APB 14-1.

(6)	Additional paid-in capital as of December 31, 2008 increased $419.0 million. The Company determined that the equity component of the Convertible Debentures was $700.7 million. This amount was reclassified from Convertible debentures, including contingent interest derivative, to Additional paid-in capital. The Company reclassified the equity component related debt issuance costs of $14.5 million from Other assets to Additional paid-in capital. The Company recorded long-term deferred tax liabilities of $267.2 million with a corresponding impact to Additional paid-in capital.

The following table presents the effects of the adjustments to the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	As Reported (1)	Adjustment upon adoption of FSP APB 14-1		Reclassification to Continuing Operations (2)	As Adjusted
	(In thousands, except per share data)
Revenues	$232,533	$—		$2,732	$235,265
Cost of revenues	58,063	—		1,422	59,485
Other costs and expenses	145,414	10	(3)	1,773	147,197

Operating income	29,056	(10)		(463)	28,583
Other loss, net	(2,553)	(1,086	)(4)	—	(3,639)

Income from continuing operations before income taxes and loss from unconsolidated entities	26,503	(1,096)		(463)	24,944

Income tax expense	(7,011)	362	(5)	—	(6,649)
Loss from unconsolidated entities, net of tax	(1,761)	—		—	(1,761)

Income from continuing operations, net of tax	17,731	(734)		(463)	16,534
Loss from discontinued operations, net of tax	(24,130)	(22	)(3)	463	(23,689)

Net loss	(6,399)	(756)		—	(7,155)

Less: Net income attributable to noncontrolling interest in subsidiary	(906)	—		—	(906)

Net loss attributable to VeriSign	$(7,305)	$(756)		$—	$(8,061)

Basic loss per share attributable to VeriSign:
Continuing operations	$0.08	$—		$—	$0.08
Discontinued operations	(0.12)	—		—	(0.12)

Net loss	$(0.04)	$—		$—	$(0.04)

Diluted loss per share attributable to VeriSign:
Continuing operations	$0.08	$(0.01)		$—	$0.07
Discontinued operations	(0.11)	—		—	(0.11)

Net loss	$(0.03)	$(0.01)		$—	$(0.04)

Shares used to compute net loss per share attributable to VeriSign:
Basic	206,550				206,550

Diluted	210,471				210,471

(1)	As reported in the Company’s 2008 Form 10-K, except per share amounts and Net income attributable to noncontrolling interest in subsidiary. Per share amounts have been adjusted to present the net loss per share attributable to VeriSign, Inc. and subsidiaries. Net income attributable to noncontrolling interest in subsidiary has been presented after consolidated net loss to derive the net loss attributable to VeriSign, Inc. and subsidiaries.

(2)	Reclassification of the results of operations of the Company’s iDefense business from discontinued operations to continuing operations.

(3)	Other costs and expenses and Loss from discontinued operations, net of tax, increased during the three months ended March 31, 2008, due to additional depreciation expense recorded retroactively as result of an increase in capitalized interest costs.

(4)	Other loss, net, increased during the three months ended March 31, 2008, primarily due to additional interest expense recorded retroactively.

(5)	Income tax expense decreased during the three months ended March 31, 2008, primarily due to a decrease in income from continuing operations before taxes.

Note 2. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Stock-based compensation:
Cost of revenues	$1,664	$2,409
Sales and marketing	2,405	3,451
Research and development	1,523	2,471
General and administrative	5,277	6,473
Restructuring charges	731	3,424

Stock-based compensation for continuing operations	11,600	18,228
Discontinued operations	2,328	8,567

Total stock-based compensation	$13,928	$26,795

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

	Three Months Ended March 31,
	2009	2008
Stock options:
Volatility	47%	37%
Risk-free interest rate	1.52%	2.46%
Expected term	3.70	3.12
Dividend yield	Zero	Zero
Employee stock purchase plan awards:
Volatility	54%	31%
Risk-free interest rate	0.47%	2.69%
Expected term	1.25 years	1.25 years
Dividend yield	Zero	Zero

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

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Stock-based compensation:
Stock options	$3,511	$6,623
Employee stock purchase plans	2,721	8,527
Restricted stock units	7,481	7,968
Stock options/awards acceleration	932	4,245
Capitalization (1)	(717)	(568)

Total stock-based compensation	$13,928	$26,795

(1)	The capitalized amount is included in Property and equipment, net.

During the three months ended March 31, 2009, the Company modified certain stock-based awards to accelerate the vesting of twenty-five percent (25%) of unvested “in-the-money” stock options outstanding and 25% of unvested restricted stock units outstanding on the termination dates of employees affected by divestitures and workforce reductions. The Company remeasured the fair value of these modified awards and recorded the charges over the future service periods, if any. The modification charges are included in restructuring for continuing operations as well as for discontinued operations.

Note 3. Assets Held for Sale and Discontinued Operations

In 2007, VeriSign announced a change to its business strategy to allow management to focus its attention on its core competencies and to make additional resources available to invest in its core businesses. The strategy calls for the divesture or winding down of the following remaining non-core businesses in the Company’s portfolio: Communications Services, Content Portal Services (“CPS”), International Clearing, GSC, Messaging and Mobile Media Services, MSS, Pre-pay billing and payment services (“Pre-Pay”), and Real-Time Publisher (“RTP”) Services. These businesses, except for the Pre-pay business, which the Company is currently in the process of winding down, are classified as disposal groups held for sale as of March 31, 2009, and their results of operations have been classified as discontinued operations for all periods presented.

During the three months ended March 31, 2009, the Company disaggregated its ESS disposal group held for sale as of December 31, 2008, into the following three businesses: (i) GSC, (ii) iDefense and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used as of March 31, 2009. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services for all periods presented.

Assets Held for Sale

The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Assets:
Accounts receivable	$51,556	$58,588
Other current assets	87,053	63,516
Goodwill	234,677	237,177
Other long-lived assets	132,574	124,559

Total assets held for sale	$505,860	$483,840

Liabilities:
Accounts payable and accrued liabilities	$51,115	$35,853
Deferred revenues	9,426	13,307

Total liabilities related to assets held for sale	$60,541	$49,160

As of March 31, 2009, businesses classified as held for sale and presented as discontinued operations are the following:

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

On March 2, 2009, the Company entered into a binding agreement to sell its Communications Services business to Transaction Network Services, Inc. for $230.0 million subject to certain adjustments to reflect normal fluctuations in working capital. On May 1, 2009, the divestiture transaction was completed for cash proceeds of $226.2 million, after certain initial adjustments to reflect the parties’ current estimate of working capital associated with the Communications Services business as of the closing date. The divestiture transaction will be subject to a final adjustment to reflect the actual working capital balances as of the closing date.

Content Portal Services

The Company’s CPS business enables a seamless end-to-end solutions business focused on providing best-in-class digital content storefront services. CPS can be used as a content delivery platform for games, ringtones, and other content services. CPS provides its services to mobile carriers and media companies primarily located in Canada.

International Clearing

The Company’s International Clearing business enables financial settlement and call data settlement for wireless and wireline carriers. On April 10, 2009, the Company sold its International Clearing business.

Global Security Consulting

The Company’s GSC business helps companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

Managed Security Services

The Company’s MSS business enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff.

Messaging and Mobile Media Services

The Company’s Messaging and Mobile Media (“MMM”) Services business is an industry-leading global provider of short-messaging, multimedia messaging, and mobile content application services. MMM Services enables messages and multimedia content to be sent globally across any wireless operator and mobile device. MMM Services offers the global connectivity, network reliability, and scalability necessary to capitalize on the fast growing global messaging and media content markets.

Real-Time Publisher Services

The Company’s RTP Services allow organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers. RTP Services also make it easier for publishers of all sizes to distribute and track their content feeds, which may improve the reliability and quality of their real-time content. On May 5, 2009, the Company sold its RTP Services business.

The current and historical operations, gains and losses upon disposition, including estimated losses upon disposition, of these disposal groups are presented as discontinued operations for all periods presented in the Company’s Condensed Consolidated Statements of Operations. The amounts presented represent direct operating costs of the disposal groups. The Company has determined direct costs consistent with the manner in which the disposal groups were structured and managed during the respective periods. Allocations of indirect costs such as corporate overhead and goodwill impairments that are not directly attributable to a disposal group have not been made.

For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with these disposal groups and certain of the completed divestitures. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need. The agreements can include the following: logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. Existing agreements generally extend for periods less than 12 months.

During the three months ended March 31, 2009, the Company recorded gains on disposals including net reversals of estimated losses on disposal, of $4.0 million which is included in discontinued operations. During the three months ended March 31, 2008, the Company recorded losses on disposals, including estimated losses on disposal, of $26.0 million which is included in discontinued operations. Gains on disposal are recorded on the date the sale of the disposal group is consummated. Full or partial reversals of previously reported estimated losses on disposals are recorded upon changes in the fair values and/or carrying values of the disposal groups.

The following table presents the revenues and the components of Income (loss) from discontinued operations, net of tax:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues	$102,654	$158,211

Income (loss) before income taxes	$22,892	$(5,421)
Income tax (expense) benefit	(7,976)	5,301

Income (loss) from discontinued operations	14,916	(120)

Gain (loss) on sale of discontinued operations and estimated (losses) reversals on assets held for sale, before income taxes	3,984	(25,981)
Income tax (expense) benefit	(274)	2,412

Gain (loss) on sale of discontinued operations	3,710	(23,569)

Total income (loss) from discontinued operations, net of tax	$18,626	$(23,689)

Note 4. Restructuring Charges

A comparison of restructuring charges is presented below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Restructuring charges for continuing operations	$4,775	$16,261
Restructuring (reversals) charges for discontinued operations	(404)	10,204

Total restructuring charges	$4,371	$26,465

As part of its divestiture strategy, VeriSign initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) which includes workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table above are substantially related to the 2008 Restructuring Plan. Through March 31, 2009, VeriSign recorded a total of $74.0 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan.

The following table presents the consolidated restructuring charges, inclusive of amounts for discontinued operations:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Workforce reduction	$3,209	$25,637
Excess facilities	1,162	13
Other exit costs	—	815

Total restructuring charges	$4,371	$26,465

Under the 2008 Restructuring Plan, the Company notified certain employees of their termination and recognized total consolidated expense relating to severance and benefits costs of $3.2 million and $25.6 million during the three months ended March 31, 2009 and 2008, respectively, inclusive of amounts for discontinued operations.

Of the consolidated restructuring charges, a reversal of $0.3 million and a charge of $10.2 million relate to workforce reduction for discontinued operations during the three months ended March 31, 2009 and 2008, respectively.

Of the consolidated workforce reduction charges, $0.9 million and $3.8 million relate to stock-based compensation for certain terminated employees during the three months ended March 31, 2009 and 2008, respectively, of which $0.2 million and $0.4 million, respectively, are recorded in discontinued operations.

As of March 31, 2009, the consolidated accrued restructuring costs are $15.0 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash	Accrued Restructuring Costs at March 31, 2009
	(In thousands)
Workforce reduction	$25,374	$3,209	$(19,573)	$(932)	$8,078
Excess facilities	6,583	1,162	(867)	—	6,878

Total accrued restructuring costs	$31,957	$4,371	$(20,440)	$(932)	$14,956

Included in current portion of accrued restructuring costs					$11,190

Included in long-term portion of accrued restructuring costs					$3,766

Cash payments totaling $10.9 million related to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2016. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2009 (remaining 9 months)	$3,132	$(782)	$2,350
2010	2,917	(651)	2,266
2011	2,311	(859)	1,452
2012	589	(223)	366
2013	421	(279)	142
Thereafter	942	(640)	302

	$10,312	$(3,434)	$6,878

As part of the 2008 Restructuring Plan, the Company anticipates recording additional charges related to its workforce reduction, excess facilities and other exit costs through 2009. The estimate of these charges is not yet finalized and the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Note 5. Goodwill

The following table summarizes the changes in the carrying amount of goodwill allocated to the Company’s 3IS segment during the three months ended March 31, 2009. There is no goodwill allocated to the Company’s Other Services segment as of March 31, 2009.

3IS
(In thousands)
Balance at December 31, 2008	$283,109
Reclassification from assets held for sale	7,000
Other adjustments (1)	(661)

Balance at March 31, 2009	$289,448

(1)	Other adjustments consist of foreign exchange fluctuations.

During the three months ended March 31, 2009, the Company disaggregated its ESS disposal group held for sale as of December 31, 2008, into the following three businesses: (i) GSC, (ii) iDefense, and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified goodwill of $7.0 million allocated to iDefense as held and used as of March 31, 2009.

Note 6. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$23,419	$22,775
Deferred tax assets	66,065	64,482
Non-trade receivables	11,600	13,054
Receivables from buyers	12,822	14,899
Funds held by the Reserve	56,330	150,346
Other	2,571	2,622

Total prepaid expenses and other current assets	$172,807	$268,178

As of March 31, 2009, the Company had an aggregate of $56.3 million held by The Reserve’s Primary Fund (the “Primary Fund”) and The Reserve International Liquidity Fund, Ltd. (the “International Fund”), classified as Prepaid expenses and other current assets due to the lack of an active market. During the three months ended March 31, 2009, the Company received distributions of $8.3 million and $85.8 million from the Primary Fund and the International Fund, respectively.

Property and Equipment, Net

The following table presents the detail of Property and equipment, net:

	March 31, 2009	December 31, 2008
	(In thousands)
Land	$133,746	$133,746
Buildings	129,199	135,242
Computer equipment and software	307,936	342,470
Capital work in progress	16,564	16,595
Office equipment, furniture and fixtures	14,765	15,491
Leasehold improvements	52,382	52,690

Total cost	654,592	696,234
Less: accumulated depreciation	(281,869)	(310,736)

Total property and equipment, net	$372,723	$385,498

Other Assets

Other assets consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Long-term deferred tax assets	$2,284	$2,562
Long-term investments	6,745	5,996
Debt issuance costs	13,004	13,233
Long-term restricted cash	1,859	1,858
Security deposits and other	10,442	14,469

Total other assets	$34,334	$38,118

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Accounts payable	$11,252	$30,690
Accrued employee compensation	63,279	109,958
Customer deposits, net	25,605	30,432
Taxes payable and other tax liabilities	25,402	18,173
Other accrued liabilities	69,820	74,282

Total accounts payable and accrued liabilities	$195,358	$263,535

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) consists of Net income (loss) adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of comprehensive income (loss):

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income (loss)	$65,515	$(7,155)
Change in unrealized gain on investments, net of tax	158	197
Foreign currency translation adjustments	(9,954)	16,482

Comprehensive income	55,719	9,524
Less: Comprehensive (loss) income attributable to noncontrolling interest in subsidiary	(4,114)	8,527

Comprehensive income attributable to VeriSign	$59,833	$997

Note 8. Calculation of Net Income (Loss) Per Share Attributable to VeriSign

The Company computes basic net income (loss) per share attributable to VeriSign by dividing net income (loss) attributable to VeriSign by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to VeriSign gives effect to dilutive potential common equivalent shares, including unvested stock options, unvested restricted stock units, employee stock purchases, warrants and the conversion spread relating to the Convertible Debentures using the treasury stock method. The following table presents the computation of basic and diluted net income (loss) per share attributable to VeriSign:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Income (loss) attributable to VeriSign:
Income from continuing operations, net of tax	$46,394	$15,628
Income (loss) from discontinued operations, net of tax	18,626	(23,689)

Net income (loss) attributable to VeriSign	$65,020	$(8,061)

Weighted-average shares:
Weighted-average shares of common stock outstanding	192,311	206,550
Weighted-average potential shares of common stock outstanding:
Stock options	236	2,191
Unvested restricted stock awards	257	1,133
Conversion spread related to Convertible Debentures	—	256
Employee stock purchase plans	—	341

Shares used to compute diluted net income (loss) per share attributable to VeriSign	192,804	210,471

Income (loss) per share attributable to VeriSign:
Basic:
Continuing operations	$0.24	$0.08
Discontinued operations	0.10	(0.12)

Net income (loss)	$0.34	$(0.04)

Diluted:
Continuing operations	$0.24	$0.07
Discontinued operations	0.10	(0.11)

Net income (loss)	$0.34	$(0.04)

Weighted-average potential shares of common stock do not include stock options with an exercise price that exceeded the average fair market value of VeriSign’s common stock for the periods presented. The following table sets forth the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of such weighted-average stock options outstanding:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Weighted-average stock options outstanding	8,289	4,141
Weighted-average exercise price	$28.13	$32.43
Weighted-average restricted stock awards outstanding	2,355	68
Employee stock purchase plans	569	—

Note 9. Junior Subordinated Convertible Debentures

In 2007, the Company issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, to an initial purchaser in a private offering. The Convertible Debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Convertible Debentures but will not be adjusted for accrued interest. As of March 31, 2009, the if-converted value of the Convertible Debentures does not exceed its principal amount.

Effective January 1, 2009, the Company retroactively adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt.

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options) adjusted for the fair value of the contingent interest feature. The carrying value of the liability component was determined to be $550.5 million. The excess of the principal amount of the debt over the carrying value of the liability component is also called “debt discount” or “equity component” of the Convertible Debentures. The equity component of the Convertible Debentures on the date of issuance was $700.7 million. The debt discount will be amortized using the Company’s effective interest rate of 8.39% over the term of the Convertible Debentures as a non-cash charge to interest expense included in Other loss, net. As of March 31, 2009, the remaining term of the Convertible Debentures is 28.4 years.

The table below presents the carrying amounts of the liability and equity components:

	March 31, 2009	December 31, 2008
	(In thousands)
Carrying amount of equity component (net of issuance costs of $14,449)	$686,221	$686,221

Principal amount of Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(690,331)	(691,837)

Carrying amount of liability component	559,669	558,163
Contingent interest derivative	9,375	10,549

Convertible debentures, including contingent interest derivative	$569,044	$568,712

The table below presents the interest expense for the contractual interest and the amortization of debt discount:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Effective interest rate	8.39%	8.39%
Interest expense—contractual interest	$10,156	$10,156
Interest expense—amortization of discount on the liability component	$1,513	$1,376

The embedded features related to the contingent interest payments, over-allotment option, and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives to be accounted for separately. The fair value of the derivatives at the date of issuance of the Convertible Debentures was $11.4 million including $7.8 million for the contingent interest payment features and $3.6 million for the over-allotment option feature, which is accounted for as a discount on the Convertible Debentures. The over-allotment feature was revalued at $12.6 million on the date of exercise at August 28, 2007, which is currently accounted for as a premium on the Convertible Debentures. The debt discount and the debt premium are being accreted to the face value of the Convertible Debentures as net interest expense over 30 years. The balances of the debt discount and debt premium are included in the carrying amount of the liability component.

Note 10. Segment Information

Description of segments

The Company has the following two reportable segments: (1) 3IS, which consists of Naming Services, and Authentication Services comprising of SSL Certificate Services and IAS; and (2) Other Services which consists of the continuing operations of non-core businesses and legacy products and services from divested businesses.

Naming Services are the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. SSL Certificate Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol, and are often referred to as “business authentication.” These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. IAS includes identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services, and is often referred to as “user authentication.” These services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials.

The Other Services segment consists of the continuing operations of the Company’s non-core Pre-pay billing and payment services (“Pre-pay”) business, as well as legacy products and services from the divested Content Delivery Network business. The Company is in the process of winding down the operations of the Pre-pay business.

The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer on an interim basis has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

The following table presents the results of VeriSign’s reportable segments:

	3IS	Other Services	Total Segments
	(In thousands)
Three months ended March 31, 2009:
Revenues	$252,212	$2,783	$254,995
Cost of revenues	47,186	1,292	48,478

	$205,026	$1,491	$206,517

	3IS	Other Services	Total Segments
	(In thousands)
Three months ended March 31, 2008:
Revenues	$223,846	$11,419	$235,265
Cost of revenues	39,225	4,176	43,401

	$184,621	$7,243	$191,864

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Total revenues from reportable segments	$254,995	$235,265
Total cost of revenues from reportable segments	48,478	43,401
Unallocated operating expenses (1)	131,803	163,281

Operating income	74,714	28,583
Other loss, net	(4,293)	(3,639)

Income from continuing operations before income taxes and loss from unconsolidated entities	$70,421	$24,944

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring charges, and amortization of other intangible assets.

Geographic Information

The Company operates in the United States; Australia, Japan and Asia Pacific (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries.

The following table presents a comparison of the Company’s geographic revenues:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
United States	$149,365	$138,278
EMEA	53,006	49,024
APAC	35,685	31,838
Other	16,939	16,125

Total revenues	$254,995	$235,265

Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

The following table presents a comparison of property and equipment, net, by geographic region:

	March 31, 2009	December 31, 2008
	(In thousands)
United States	$347,528	$357,607
APAC	16,211	19,176
EMEA	8,920	8,686
Other	64	29

Total property and equipment, net	$372,723	$385,498

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Major Customers

One customer accounted for approximately 14% and 12% of the Company’s revenues from continuing operations during the three months ended March 31, 2009 and 2008 respectively. No customer accounted for 10% or more of accounts receivable at March 31, 2009, and December 31, 2008.

Note 11. Other Loss, Net

The following table presents the components of Other loss, net:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest income	$1,443	$8,295
Interest expense	(11,805)	(10,921)
Net (loss) gain on sale and impairment of investments	(45)	55
Net gain (loss) on divestiture of businesses	909	(1,173)
Unrealized gain on contingent interest derivative on convertible debentures	1,174	1,838
Income from transition services agreements	782	—
Other, net	3,249	(1,733)

Total other loss, net	$(4,293)	$(3,639)

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived principally from interest on VeriSign’s Convertible Debentures. During the three months ended March 31, 2009, Other, net, primarily consists of $3.3 million received from Certicom Corporation due to the termination of the acquisition agreement entered into with Certicom during the three months ended March 31, 2009 and foreign exchange rate gains and losses. During the three months ended March 31, 2008, Other, net, primarily consists of net foreign exchange rate losses.

Note 12. Income Taxes

During the three months ended March 31, 2009, and March 31, 2008, the Company recorded income tax expense for continuing operations of $23.5 million and $6.6 million, respectively. On February 20, 2009, the State of California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, the Company revalued certain state deferred tax assets and liabilities that are expected to reverse after the effective date of the change, and recognized a discrete income tax benefit adjustment of $4.1 million during the three months ended March 31, 2009.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. These deferred tax assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

As of March 31, 2009, and December 31, 2008, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $32.9 million and $31.9 million, respectively. As of March 31, 2009, and December 31, 2008, $32.8 million and $31.7 million, respectively, of unrecognized tax benefit, including penalties and interest, could affect the Company’s tax provision and effective tax rate. During the three months ended March 31, 2009, the Company recorded a net increase in unrecognized tax benefits associated with uncertain tax positions of $0.2 million.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income tax expense. During the three months ended March 31, 2009, and March 31, 2008, the Company expensed $0.3 million and $0.4 million, respectively, for interest and penalties related to income tax liabilities through Income tax expense.

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

Note 13. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Total Fair Value as of March 31, 2009	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$661,562	$661,562	$—	$—
Equity investments	230	230	—	—

Total	$661,792	$661,792	$—	$—

Liabilities:
Foreign currency forward contracts	$2,028	$—	$2,028	$—
Contingent interest derivative on Convertible Debentures	9,375	—	—	9,375

Total	$11,403	$—	$2,028	$9,375

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. The Company recorded unrealized gains and losses related to changes in the fair value of its foreign currency forward contracts in Other loss, net. The Company recorded an unrealized loss of $0.9 million and an unrealized gain of $0.1 million during the three months ended March 31, 2009 and March 31, 2008, respectively, related to changes in the fair value of its foreign currency forward contracts.

Equity investments relate to the Company’s investments in the securities of other public companies. The fair value of these investments is based on the quoted market prices of the underlying shares. Such investments are included in Prepaid expenses and other current assets.

The Company’s Convertible Debentures have contingent interest payments that are considered to be an embedded derivative. The Company accounts for the embedded derivative separately from the Convertible Debentures at fair value, with gains and losses reported in Other loss, net. The Company has utilized a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the embedded derivative. The inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. As several significant inputs are not observable, the overall fair value measurement of the embedded derivative is classified as Level 3.

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on Convertible Debentures during the three months ended March 31, 2009 (in thousands):

Fair value at December 31, 2008	$10,549
Unrealized gain on contingent interest derivative on Convertible Debentures (1)	(1,174)

Fair value at March 31, 2009	$9,375

(1)	Included in Other loss, net.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company measures its disposal groups held for sale at the lower of their carrying amount or fair value less cost to sell. The following table summarizes the Company’s net assets of those disposal groups held for sale which are measured at fair value as of March 31, 2009:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Total loss for the three months ended March 31, 2009
	(In thousands)
Net assets of disposal groups held for sale	$378,606	$6,550

The Company has classified the net assets of its disposal groups held for sale as Level 3 due to the lack of observable inputs to determine the fair values of such net assets. The fair value of net assets of disposal groups held for sale is determined considering active bids from potential buyers and also using the income or the market valuation approaches or a combination thereof. Significant unobservable inputs used in the income or market valuation approaches primarily include internal cash flow projections, discount rates and control premium. Discount rates are calculated using mathematical models that utilize observable inputs such as risk-free interest rates and beta, adjusted for company specific characteristics. Control premium is determined based on industry studies.

During the three months ended March 31, 2009, net assets of those disposal groups held for sale which are measured at fair value, with a carrying amount of $379.1 million, were written down to their fair value of $378.6 million less costs to sell of $6.1 million (or $372.5 million), resulting in a loss of $6.6 million which is included in Income (loss) from discontinued operations, net of tax.

Note 14. Contingencies

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

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against VeriSign in the U.S. District Court for the Northern District of California, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in the U.S. District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in the Superior Court of the State of California, Santa Clara County (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative action is stayed pending resolution of the federal actions. The current directors and officers named in this state action are D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. The Company is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006. The current directors and officers named in this consolidated federal action are D. James Bidzos, William L. Chenevich, Roger H. Moore, Louis A. Simpson and Timothy Tomlinson. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. On November 16, 2007, a second amended shareholder derivative complaint was filed in the federal action wherein the Company was again named as a nominal defendant. By stipulation and Court order, defendants’ obligation to respond to the second amended shareholder derivative complaint has been continued pending informal efforts by the parties to resolve the action.

On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned the Company’s common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin the Company from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in the Superior Court for the State of California, Santa Clara County under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007,

and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. The current directors and officers named in this consolidated class action are D. James Bidzos, William L. Chenevich, Roger H. Moore, Louis A. Simpson and Timothy Tomlinson. VeriSign and the individual defendants dispute all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint were granted with leave to amend in August 2008. By stipulation and Court order, plaintiff’s obligation to file an amended consolidated class action complaint has been continued pending informal efforts by the parties to resolve the action.

On November 7, 2006, a judgment was entered against us by a trial court in Terni, Italy, in the matter of Penco v. VeriSign, Inc. in the amount of Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. The Company was granted a stay on execution of the judgment and the Company filed an appeal. On July 9, 2008, the appellate court rejected all of plaintiff’s claims. On or about April 2, 2009, plaintiff filed an appeal in the Supreme Court of Cassation, Rome, Italy.

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

On September 12, 2008, Leon Stambler filed a declaratory judgment complaint against VeriSign in the U.S. District Court for the Eastern District of Texas. The complaint seeks an order permitting Stambler to proceed with patent infringement actions against VeriSign SSL certificate customers in actions in which VeriSign is not a party in view of Stambler’s prior unsuccessful action in 2003 against VeriSign on the same patents in which a verdict was returned against Stambler and a judgment was entered thereon. VeriSign has received requests to indemnify certain SSL certificate customers in the patent infringement actions brought by Stambler. While the Company cannot predict the outcome of these proceedings, it believes the allegations against it are without merit and intends to vigorously defend against them.

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

Note 15. Subsequent Events

On April 10, 2009, the Company sold its International Clearing business.

On May 1, 2009, the Company completed the divestiture transaction of its Communications Services business for cash proceeds of $226.2 million, after certain initial adjustments to reflect the parties’ current estimate of working capital associated with the Communications Services business as of the closing date. The divestiture transaction will be subject to a final adjustment to reflect the actual working capital balances as of the closing date.

On May 5, 2009, the Company sold its RTP Services business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

Except for historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2009 and our 2008 Form 10-K, which was filed on March 3, 2009, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We are the trusted provider of Internet infrastructure services for the networked world. We offer a comprehensive spectrum of products and services that help a growing number of organizations and individuals to communicate and conduct commerce with confidence.

We have the following two reportable segments: Internet Infrastructure and Identity Services (“3IS”) which consists of Naming Services, and Authentication Services comprising of Secure Socket Layer (“SSL”) Certificate Services and Identity and Authentication Services (“IAS”); and (2) Other Services which consists of the continuing operations of non-core businesses and legacy products and services from divested businesses. See Note 10, “Segment Information,” of our Notes to Condensed Consolidated Financial Statements for further information regarding our reportable segments. In our 2008 Form 10-K, we presented VeriSign Japan as a separate component of our 3IS segment. Beginning in fiscal 2009, we have reclassified the results of operations of VeriSign Japan into the results of operations of our Authentication Services which is also a component of our 3IS segment, as VeriSign Japan is a majority-owned subsidiary whose operations primarily consist of SSL Certificate Services and IAS.

Naming Services are the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. SSL Certificate Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol, and are often referred to as “business authentication.” These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. IAS includes identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services, and is often referred to as “user authentication.” These services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials. The Other Services segment consists of the continuing operations of our non-core Pre-pay billing and payment services (“Pre-pay”) business, as well as legacy products and services from the divested Content Delivery Network (“CDN”) business. We are in the process of winding down the operations of the Pre-pay business.

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy calls for a divestiture or winding down of all the non-core businesses. These businesses are classified as disposal groups held for sale as of March 31, 2009, and their results of operations have been classified as discontinued operations for all periods presented. The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current global economic environment and potential continued deterioration of the credit markets. While we are executing our divestiture plan, we will experience additional risks, including, but not limited to the disruption of our business and the potential loss of key employees; difficulties separating operations, services, products and personnel; the potential damage to relationships with our existing customers; and the delay in completion of transition services. For example, our divestiture plan requires a substantial amount of management, administrative and operational resources. Once our divestiture plan is completed, the scale and scope of our operations will decrease in absolute terms, which we expect will allow our remaining core services to benefit from a more efficient and streamlined operational structure. However, we cannot assure you that we will be able to achieve the full strategic and financial benefits we expect from the divestiture of our non-core businesses and there is no guarantee that the planned divestitures will occur or will not be significantly delayed, all of which may result in future variability in our results of operations. By divesting our non-core businesses, additional resources should be available to invest in our core services that will remain: Naming Services and Authentication Services.

Our Core Services

Our core services consist of our Naming Services and Authentication Services.

Naming Services

As of March 31, 2009, we had approximately 92.4 million domain names registered under the .com and .net registries, which are our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates. Although growth in absolute number of registrations remains greatest in mature markets such as the U.S. and Western Europe, growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. and Europe where Internet penetration has demonstrated the greatest potential for growth. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

Authentication Services

As of March 31, 2009, we had an installed base of SSL certificates of approximately 1.2 million. We currently offer the following SSL Certificate Services: VeriSign®, GeoTrust®, and thawte® branded certificates. The major factors impacting the growth and performance of our SSL Certificate Services are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions, we expect continued revenue growth in our business, primarily in markets outside of the U.S. where e-commerce has the largest growth potential.

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

From time to time we engage in promotional activities in both our Naming Services and Authentication Services.

Business Highlights and Trends—Three months ended March 31, 2009

•

We recorded revenues of $255.0 million in the three months ended March 31, 2009, an increase of 8% compared to the same period last year, resulting from an increase in revenues from both our Naming Services as well as Authentication Services.

•

We recorded income from continuing operations of $46.4 million in the three months ended March 31, 2009, compared to income from continuing operations of $15.6 million in the three months ended March 31, 2008. The increase is primarily due to an increase in revenues, a decrease in operating costs and expenses due to the implementation of strategic cost-saving initiatives and a decrease in restructuring charges.

•

On January 30, 2009, we received $85.8 million from The Reserve International Liquidity Fund, Ltd. (the “International Fund”) and on February 20, 2009, we received $8.3 million from The Reserve’s Primary Fund. (the “Primary Fund”). As of March 31, 2009, we have an aggregate of $56.3 million outstanding in the Primary Fund and the International Fund.

•

On March 2, 2009, we entered into a binding agreement to sell our Communications Services business to Transaction Network Services, Inc. (“TNS”) for $230.0 million. On May 1, 2009, the divestiture transaction was completed for cash proceeds of $226.2 million, after certain initial adjustments to reflect the parties’ current estimate of working capital associated with the Communications Services business as of the closing date. The divestiture transaction will be subject to a final adjustment to reflect the actual working capital balances as of the closing date.

Assets Held for Sale and Discontinued Operations

During the three months ended March 31, 2009, we disaggregated our Enterprise and Security Services (“ESS”) disposal group held for sale as of December 31, 2008, into the following three businesses: (i) Global Security Consulting (“GSC”), (ii) iDefense Security Intelligence Services (“iDefense”) and (iii) Managed Security Services (“MSS”). We decided to retain our iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used as of March 31, 2009. We also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services for all periods presented. See Note 3, “Assets Held for Sale and Discontinued Operations,” of our Notes to Condensed Consolidated Financial Statements for further information.

As of March 31, 2009, businesses classified as held for sale and presented as discontinued operations are the following:

Communications Services

Our Communications Services business provides communications services, such as Billing and Commerce Services, Connectivity and Interoperability Services and Intelligent Database Services. Our Billing and Commerce Services primarily include our Billing Services, Global Consulting Services for Billing, Real-Time Rating and Payment Services, Real-Time Roaming Services, and Settlement and Exchange Services. Our Connectivity and Interoperability Services primarily include our Signaling System 7 (“SS7”) Connectivity, Voice and Data Roaming services, and Voice Over Internet Protocol Services. Our Intelligent Database Services primarily include our Number Portability Services, Calling Name Database Services, Line Information Database Services and Toll-free Database Services.

On March 2, 2009, we entered into a binding agreement to sell our Communications Services business to TNS for $230.0 million. On May 1, 2009, the divestiture transaction was completed for cash proceeds of $226.2 million, after certain initial adjustments to reflect the parties’ current estimate of working capital associated with the Communications Services business as of the closing date. The divestiture transaction will be subject to a final adjustment to reflect the actual working capital balances as of the closing date.

Content Portal Services

Our CPS business enables a seamless end-to-end solutions business focused on providing best-in-class digital content storefront services. CPS can be used as a content delivery platform for games, ringtones, and other content services. Our CPS business provides services to mobile carriers and media companies primarily located in Canada.

International Clearing

Our International Clearing business enables financial settlement and call data settlement for wireless and wireline carriers. On April 10, 2009, we sold our International Clearing business.

Global Security Consulting

Our GSC business, part of our former ESS disposal group, helps companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

Managed Security Services

Our MSS business, part of our former ESS disposal group, enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff.

Messaging and Mobile Media Services

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

Real-Time Publisher Services

Our Real-Time Publisher (“RTP”) Services allows organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers. RTP Services also make it easier for publishers of all sizes to distribute and track their content feeds, which may improve the reliability and quality of their real-time content. On May 5, 2009, we sold our RTP Services business.

Subsequent Events

On April 10, 2009, we sold our International Clearing business.

On May 1, 2009, we completed the divestiture transaction of our Communications Services business for cash proceeds of $226.2 million, after certain initial adjustments to reflect the parties’ current estimate of working capital associated with the Communications Services business as of the closing date. The divestiture transaction will be subject to a final adjustment to reflect the actual working capital balances as of the closing date.

On May 5, 2009, we sold our RTP Services business.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2009	2008
Revenues	100%	100%

Costs and expenses
Cost of revenues	24	25
Sales and marketing	15	21
Research and development	10	11
General and administrative	19	23
Restructuring, impairments and other charges, net	2	7
Amortization of other intangible assets	1	1

Total costs and expenses	71	88

Operating income	29	12
Other loss, net	(1)	(1)

Income from continuing operations before income taxes and loss from unconsolidated entities	28	11

Income tax expense	(9)	(3)
Loss from unconsolidated entities, net of tax	—	(1)

Income from continuing operations, net of tax	19	7
Income (loss) from discontinued operations, net of tax	7	(10)

Net income (loss)	26	(3)

Less: Net income attributable to noncontrolling interests in subsidiary	—	—

Net income (loss) attributable to VeriSign	26%	(3)%

Revenues

We have two reportable segments: 3IS and Other Services. A comparison of revenues is presented below:

	Three Months Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
3IS:
Naming Services	$148,308	$127,217	17%
Authentication Services	103,904	96,629	8%

Total 3IS	252,212	223,846	13%
Other Services	2,783	11,419	(76)%

Total revenues	$254,995	$235,265	8%

The changes in revenues during the three months ended March 31, 2009, are described in the segment discussions that follow.

3IS:

Naming Services

Revenues related to our Naming Services are derived from registrations for domain names in the .com, .net, .cc, .tv, .name and .jobs domain name registries. Revenues from .cc, .tv, .name and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee per annual registration that is fixed pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”). Individual customers contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with VeriSign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, as well as fee increases as permitted under our agreements with ICANN. As of March 31, 2009, we have the contractual right to increase the fees for .com domain name registrations up to 7% each year during any two years over the remaining four years of our agreement with ICANN through November 30, 2012. As of March 31, 2009, we have the contractual right to increase the fees for .net domain name registrations up to 10% each year during the remaining three years of our agreement with ICANN through September 30, 2011. From time to time, we offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate.

The following table compares active domain names ending in .com and .net managed as part of our Naming Services as of March 31, 2009 and 2008:

	March 31,		% Change
	2009	2008
Active domain names ending in .com and .net	92.4 million	84.4 million	9%

During the three months ended March 31, 2009, the growth in the number of domain names registered was primarily driven by continued Internet growth and adoption primarily within international markets, new domain name promotion programs, and some domain names being registered for the purpose of on-line advertising in advance of the final implementation of the ICANN consensus policy on use of the Add Grace Period (“AGP”) for registration deletions. A grace period is a specified number of calendar days following a generic top-level domain registry operation in which the operation may be reversed and a credit may be issued to a Registrar. AGP is typically the five-day period following the initial registration of a domain name. We expect that new name registrations and renewals from customers engaged in the business of registering domain names for the purpose of on-line advertising networks will continue to have a diminishing impact on our domain name base through 2009. During 2008, we started seeing signs of the slowing of growth in some areas of new traditional name registrations due to the current macro-economic environment. We expect that the weakening economic environment may contribute to a continued slowing of growth rates in 2009 for the total worldwide domain name zone as well as for the .com and .net domain name zones under our management, even as we continue to add to the net names in our domain name zones in absolute terms. We continue to experience growth in targeted international markets where we have focused efforts to develop regions of growth with potential in both our .com and .net domain name zones over time.

Our Naming Services revenues increased $21.1 million during the three months ended March 31, 2009, as compared to the same period last year, primarily due to a 9% year-over-year increase in the number of active domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 of 7% and 10%, respectively, to $6.86 and $4.23, respectively as per our agreements with ICANN.

Authentication Services

Revenues related to our SSL Certificate Services are derived from licensing and service fees charged to our customers for the issuance of SSL certificates that authenticate their identity to the third parties with whom they carry out secured transactions. Revenues in the SSL Certificate Services are related to fees charged per certificate, which are based upon a number of factors, including: (i) the brand name under which the certificate is issued, which determines the level of encryption and rigor of authentication; (ii) the number of servers authenticated, and (iii) the duration of the certification. We generally issue SSL certificates for one, two and three years; however, the majority of our customers tend to commit to shorter certifications. We have historically experienced healthy renewal rates, and have not increased prices for our SSL certificates either during the three months ended March 31, 2009, or during fiscal 2008.

The following table compares the approximate installed base of SSL certificates in our SSL Certificate Services as of March 31, 2009 and 2008:

	March 31,		% Change
	2009	2008
Installed base of SSL certificates	1,153,000	1,024,000	13%

During the three months ended March 31, 2009, our installed base of SSL certificates from our GeoTrust® and thawte® brands increased at a higher rate than our higher-priced VeriSign® brand and as a result of this shift to lower-priced brands, our average-unit-revenue decreased compared to prior periods. We expect that the number of our SSL certificates issued will continue to increase at a higher rate than the revenues recognized from our SSL Certificate Services due to the continued shift to lower-priced brands. As we have a market share leadership at the high end of the SSL certificates market, our unit growth rate for the high end is limited by the overall segment growth. In the mid and low segments, where our market share is not as strong, we expect to see good growth opportunities for market share gains as these markets are growing faster than the high end market. Our Extended Validation (“EV”) SSL certificate sales, while still a small portion of our SSL Certificate Services, continue to increase year-over-year. Due to the effect of the economic slowdown, however, EV SSL certificates adoption has slowed as large-scale customers delay their orders. We expect the mainstream adoption of EV SSL certificates will be deferred until we see improvements in the macro-economic environment. The weakening economy is affecting our SSL Certificate Services and, while we expect to experience growth, we expect those growth rates to decline in 2009 compared to 2008.

Revenues related to our IAS are derived from one-time credential sales to customers seeking network services and one-time set-up fees. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee. Our managed PKI services are characterized by lower growth rates than other product lines within IAS, reflecting the greater maturity of our managed PKI services. We expect IAS revenues to continue to grow in 2009 primarily from growth in our VeriSign Identity Protection (“VIP”) services and fraud detection services, but at a lower growth rate than in 2008.

Our Authentication Services revenues increased $7.3 million in revenues during the three months ended March 31, 2009, as compared to the same period last year, primarily due to a 13% year-over-year increase in the installed base of SSL certificates and increased demand for our unified authentication and identity protection services.

Other Services

Other services revenues are derived from our non-core Pre-pay billing and payment services (“Pre-pay”) business as well as legacy products and services from divested businesses. We are in the process of winding down the operations of our Pre-pay business.

Other services revenues decreased $8.6 million during the three months ended March 31, 2009, as compared to the same period last year, primarily due to a decrease in revenues from our Pre-pay business resulting from management’s decision to wind down the business, the divestiture of our CDN business in 2008 and termination of revenues from a service agreement with our former Jamba joint ventures.

Our expectations and trends for our segments are based on what we are observing and can project about the current macro-economic environment. Our outlook is subject to broader changes in the market and could alter significantly over time.

Geographic Revenues

We operate in the United States; Australia, Japan and Asia Pacific (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries.

A comparison of our geographic revenues is presented below:

	Three Months Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
United States	$149,365	$138,278	8%
EMEA	53,006	49,024	8%
APAC	35,685	31,838	12%
Other	16,939	16,125	5%

Total revenues	$254,995	$235,265	8%

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from the United States increased $11.1 million primarily due to increase in revenues from our Naming Services and Authentication Services. Revenues from the EMEA region increased $4.0 million primarily due to increase in revenues from our Naming Services. Revenues from the APAC region increased $3.8 million primarily due to increase in revenues from our Authentication Services. Revenues from Other regions increased $0.8 million primarily due to increase in revenues from our Naming Services and Authentication Services.

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

Cost of revenues

Cost of revenues consist primarily of costs related to providing digital certificate enrollment and issuance services, billing services, operational costs associated with the delivery of our services, customer support and training, consulting and development services, labor costs to provide security, costs of facilities and computer equipment used in these activities and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of cost of revenues is presented below:

	Three Months Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
Cost of revenues	$60,308	$59,485	1%

Cost of revenues increased $0.8 million primarily due to increases in registry fees paid to ICANN to maintain domain name registrations and outside consulting costs associated with our Naming Services and telecommunication expenses, partially offset by a decrease in salary and employee benefits expenses. Registry fees paid to ICANN increased $1.4 million due to an increase in the number of .com and .net domain names registered coupled with an increase in the cost of registry fees effected in the latter half of fiscal 2008 per the ICANN agreement. Outside consulting costs associated with our Naming Services increased $1.4 million primarily resulting from an increase in revenues from our Naming Services. Telecommunication expenses increased $1.7 million primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries and an increase in expenses to support our new data centers that became operational in the second half of 2008. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $3.4 million primarily due to a reduction in average headcount resulting from the 2008 restructuring plan.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as the Internet, television, radio, print and direct mail advertising costs and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
Sales and marketing	$38,027	$48,583	(22)%

Sales and marketing expenses decreased $10.6 million primarily due to decreases in salary and employee benefits expenses, contract and professional services expenses, travel expenses and advertising and marketing expenses. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $7.5 million primarily due to lower average headcount resulting from the 2008 restructuring plan and the divestiture of our CDN business in April 2008. Advertising and marketing expenses decreased $1.7 million primarily due to a reduction in corporate sponsored marketing events and trade shows. Travel expenses decreased $1.6 million primarily due to lower headcount and management’s cost-saving initiatives.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and communications equipment, support services used in service and technology development and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of research and development expenses is presented below:

	Three Months Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
Research and development	$24,802	$25,224	(2)%

Research and development expenses decreased $0.4 million primarily due to a decrease in salary and employee benefits expenses partially offset by an increase in depreciation expenses. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $3.3 million primarily due to a reduction in average headcount resulting from the 2008 restructuring plan, the divestiture of our CDN business and the ongoing wind down of our Pre-pay business. Depreciation expenses increased $1.6 million primarily due to an increase in capitalized projects placed into service during the latter half of 2008.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology and human resources personnel, facilities, computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees, bad debt expense and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
General and administrative	$49,148	$54,491	(10)%

General and administrative expenses decreased $5.3 million primarily due to decreases in salary and employee benefits expenses, and legal expenses, partially offset by an increase in contractual professional services. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased $5.8 million primarily due to a reduction in average headcount resulting from the 2008 restructuring plan. Legal expenses decreased $2.0 million primarily due to a reduction in litigation expenses. Contract and professional services expenses increased $3.2 million primarily due to an increase in external consulting services related to accounting, income taxes and internal audit.

Restructuring charges

A comparison of restructuring charges is presented below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Restructuring charges for continuing operations	$4,775	$16,261
Restructuring (reversals) charges for discontinued operations	(404)	10,204

Total restructuring charges	$4,371	$26,465

As part of our divestiture strategy, we initiated a restructuring plan in the first quarter of 2008 (“2008 Restructuring Plan”) which includes workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table above are substantially related to the 2008 Restructuring Plan. Through March 31, 2009, we recorded $74.0 million in restructuring charges, inclusive of amounts for discontinued operations, under our 2008 Restructuring Plan.

Under our 2008 Restructuring Plan, we notified certain employees of their termination and recognized total consolidated expense relating to severance and benefits costs of $3.2 million and $25.6 million during the three months ended March 31, 2009 and 2008, respectively, inclusive of amounts for discontinued operations.

As part of the 2008 Restructuring Plan, we anticipate recording additional charges related to our workforce reduction, excess facilities and other exit costs through 2009. While the estimate of these charges is not yet finalized, the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Amortization of other intangible assets

A comparison of amortization of other intangible assets is presented below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Amortization of other intangible assets	$3,221	$2,638

Amortization of other intangible assets for continuing operations increased $0.6 million primarily due to additional amortization as a result of the reclassification of other intangible assets related to iDefense as held and used during the three months ended March 31, 2009.

Other loss, net

Other loss, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of businesses, realized and unrealized gains and losses on the contingent interest derivative on the Convertible Debentures, income from transition services agreements, and the net effect of foreign currency gains and losses. The net effect of foreign currency gains and losses is included in Other, net, in the table below.

A comparison of other loss, net, is presented below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest income	$1,443	$8,295
Interest expense	(11,805)	(10,921)
Net loss (gain) on sale and impairment of investments	(45)	55
Net gain (loss) on divestiture of businesses	909	(1,173)
Unrealized gain on contingent interest derivative on convertible debentures	1,174	1,838
Income from transition services agreements	782	—
Other, net	3,249	(1,733)

Total other loss, net	$(4,293)	$(3,639)

Other loss, net, increased $0.7 million primarily due to a decrease in interest income that resulted from lower average invested balances during the three months ended March 31, 2009, partially offset by $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom during the three months ended March 31, 2009.

Income taxes

During the three months ended March 31, 2009, and March 31, 2008, we recorded income tax expense for continuing operations of $23.5 million and $6.6 million, respectively. The primary increase in income tax expense for continuing operations during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was related to the geographic mix of income offset by a discrete tax benefit related to a change in California law. On February 20, 2009, the State of California enacted changes in tax laws that are expected to have a beneficial impact on our effective tax rate beginning in 2011. As a result, we revalued certain state deferred tax assets and liabilities that are expected to reverse after the effective date of the change, and recognized a discrete income tax benefit adjustment of $4.1 million during the three months ended March 31, 2009.

Loss from unconsolidated entities, net of tax

Loss from unconsolidated entities, net of tax, represents the net loss recognized from the Jamba joint ventures entered into with Fox Entertainment (“Fox”), a subsidiary of News Corporation. On October 6, 2008, we sold our remaining 49% ownership interest in the Jamba joint ventures to Fox.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Loss from unconsolidated entities, net of tax	$—	$(1,761)

Income (loss) from discontinued operations, net of tax

As of March 31, 2009, businesses classified as held for sale and presented as discontinued operations included the following: Communications Services, CPS, GSC, International Clearing, Messaging and Mobile Media Services, MSS and RTP Services. Businesses that have been divested in 2008, and whose results of operations are reflected as discontinued operations, include the following: Digital Brand Management Services, Post-pay, Communications Consulting, EMEA Mobile Media, and Self-Care and Analytics.

The following table presents the revenues and the components of Income (loss) from discontinued operations, net of tax:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues	$102,654	$158,211

Income (loss) before income taxes	$22,892	$(5,421)
Income tax (expense) benefit	(7,976)	5,301

Income (loss) from discontinued operations	14,916	(120)

Gain (loss) on sale of discontinued operations and estimated
(losses) reversals on assets held for sale, before income taxes	3,984	(25,981)
Income tax (expense) benefit	(274)	2,412

Gain (loss) on sale of discontinued operations	3,710	(23,569)

Total income (loss) from discontinued operations, net of tax	$18,626	$(23,689)

We recorded income from discontinued operations, net of tax, during the three months ended March 31, 2009, primarily due to a decrease in operating costs and expenses related to the disposal groups held for sale. We recorded gains on disposal including net reversals of estimated losses on disposal, of $4.0 million during the three months ended March 31, 2009, upon changes in the carrying values of certain disposal groups. We incurred losses from discontinued operations, net of tax, during the three months ended March 31, 2008, primarily due to $26.0 million in estimated losses on assets held for sale recorded during that period. See Note 3, “Assets Held for Sale and Discontinued Operations,” of our Notes to Condensed Consolidated Financial Statements for further information on our discontinued operations.

The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current economic environment and potential continued deterioration of the credit markets.

Noncontrolling interest in subsidiary

Noncontrolling interest in subsidiary represents the portion of net income belonging to minority shareholders of our consolidated subsidiary, VeriSign Japan.

A comparison of Noncontrolling interest in subsidiary is presented below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Noncontrolling interest in subsidiary	$(495)	$(906)

Liquidity and Capital Resources

	March 31, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$942,386	$789,068
Restricted cash	1,859	1,858

Total	$944,245	$790,926

As of March 31, 2009, our principal source of liquidity was $944.2 million of cash and cash equivalents and restricted cash.

In summary, our cash flows were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$38,438	$69,510
Net cash provided by (used in) investing activities	78,129	(10,889)
Net cash provided by (used in) financing activities	43,065	(960,594)
Effect of exchange rate changes on cash and cash equivalents	(6,314)	8,276

Net increase (decrease) in cash and cash equivalents	$153,318	$(893,697)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

Net cash provided by operations decreased during the three months ended March 31, 2009, compared to the same period last year, primarily due to a decrease in cash received from customers resulting from a decrease in consolidated revenues, inclusive of revenues from discontinued operations, coupled with the timing of receipts from customers. The decrease in cash receipts was partially offset by a decrease in cash payments to suppliers and employees primarily resulting from lower headcount during the three months ended March 31, 2009.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

Net cash provided by investing activities increased during the three months ended March 31, 2009, compared to the same period last year, primarily due to distributions from the Primary Fund and the International Fund, proceeds received from acquisition termination fees, and a decrease in purchases of property and equipment. The increase in cash receipts was partially offset by a decrease in proceeds received from divestiture of businesses.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activities.

Net cash provided by financing activities increased during the three months ended March 31, 2009, compared to the same period last year. The increase is primarily due to decreased stock repurchases, partially offset by a decrease in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plans.

Other Liquidity and Capital Resources Information

Our credit facility is available for cash borrowings up to a maximum of $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. As of March 31, 2009, we had no outstanding borrowings under our credit facility and we had utilized $1.4 million for outstanding letters of credit.

Future operating lease payments include payments related to leases on excess facilities included in restructuring. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense relating to our excess facilities under our restructuring plans could exceed this estimate by an additional $3.7 million over the next eight years. Cash payments totaling $10.9 million related to the abandonment of excess facilities under our restructuring plans will be paid over the next eight years. See Note 4, “Restructuring Charges,” of our Notes to Condensed Consolidated Financial Statements.

We believe existing cash and cash equivalents, together with funds generated from operations should be sufficient to meet our working capital, capital expenditure requirements and to service our debt for the next 12 months. We regularly assess our cash management approach and activities in view of our current and potential future needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposures during the three months ended March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation, with the participation of our Chief Executive Officer, on an interim basis (our principal executive officer) and our acting Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information set forth under “Legal Proceedings” in Note 14, “Contingencies,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC.

Risks relating to our business

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the uncertainties, costs and risks related to our proposed divestiture plan, including any income statement charges we incur in connection therewith and any further delays we may encounter;

•	the current global economic environment as well as its impact on e-commerce, financial services, and the telecommunications and Internet industries;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our security services and the timing and execution of individual customer contracts;

•	volume of new domain name registrations and customer renewals in our Naming Services business;

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

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks for e-commerce and communications;

•	the extent to which digital certificates and domain names are used for e-commerce or telecommunications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and telecommunications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction of new products and services;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of March 31, 2009, we had 942 or 29% of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

We have entered into hedging transactions with counterparties in the financial services industry which have been adversely impacted by the current economic environment. Defaults by, and even rumors or questions about the solvency of, certain financial institutions and the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by other institutions. The hedging transactions we have entered into expose us to credit risk in the event of default by one of our counterparties. Despite the risk control measures we have in place, a default by one of our counterparties, or liquidity problems in the financial services industry in general, could have a material adverse effect on our business, financial condition and results of operations.

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business and create potential liability.

Application of new and existing laws and regulations to the Internet and wireless communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

Foreign, federal or state laws could have an adverse impact on our business. For example, laws designed to restrict the on-line distribution of certain materials deemed harmful to children, on-line gambling, cybersecurity and cyber squatting may impose significant additional costs on our business or subject us to additional liabilities.

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

We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, including those caused by human error, the circumvention of overriding controls, the violation of company policies or practices (whether negligent or willful) or fraud, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on our business.

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

The U.S. Department of Commerce (“DOC”) has adopted a plan for the phased transition of its responsibilities for the domain name system (“DNS”) to ICANN. As part of this transition, we have entered into agreements with ICANN and the DOC as the exclusive registry of domain names within the .com and .net generic top-level domains (“gTLDs”) and with ICANN with respect to being the exclusive registry for the .name gTLD.

We face risks arising from our agreements with ICANN and the DOC and from the planned transition of the DOC’s responsibilities for the DNS to ICANN, including the following:

•

ICANN could adopt or promote policies, procedures or programs that are unfavorable to us as the registry operator of the .com, .net and .name gTLDs, that are inconsistent with our current or future plans, or that affect our competitive position;

•	the DOC could not renew its agreement with ICANN, in which case there would no longer be DOC oversight;

•	ICANN’s relationship with the DOC could terminate and another entity could exercise oversight of ICANN;

•

the U.S. Government could refuse to transfer certain responsibilities for DNS administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in DNS administration;

•

under certain circumstances, ICANN could terminate one or more of our agreements to be the registry for the .com, .net or .name gTLDs and the DOC could terminate the .com Registry Agreement, in which case terminations of the .com or .net Registry Agreements could have a material adverse impact on our business;

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

•	the U.S. Congress could take action that is unfavorable to us;

•	ICANN could fail to maintain its role, potentially resulting in instability in DNS administration; and

•

some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. These foreign governments or governmental authorities may take actions or adopt policies or programs that are harmful to our business.

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

Changes in the level of spending on on-line advertising and/or the way that on-line and pay-per-click advertisers compensate owners of websites could impact the demand for domain names.

Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!, could adversely affect the market for those domain names favored by such registrars and registrants resulting in a decrease in demand and/or the renewal rate for those domain names. As a result of the general economic downturn, spending on on-line advertising and marketing may not increase or may be reduced, which in turn may result in a further decline in the demand for those domain names.

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

In addition, our ability to issue SSL certificates, our domain name registry services and certain of our services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our customers to the shared registration system. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past.

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

The reliance of our Messaging and Mobile Media Services on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

The success of our Messaging and Mobile Media Services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, Sprint Nextel Corporation and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers.

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

We could become subject to claims of infringement of intellectual property of others, which could be costly to defend and could harm our business.

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

We have licensed to VeriSign Affiliates our Processing Center platform, which is designed to replicate our own secure data centers and allows the VeriSign Affiliate to offer back-end processing of PKI services for enterprises in the regions in which the Affiliate operates. The VeriSign Processing Center platform provides a VeriSign Affiliate with the knowledge and technology to offer PKI services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the VeriSign Affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the VeriSign Affiliate and are outside of our control. Any failure of a VeriSign Affiliate to maintain the privacy or security of confidential customer information could result in negative publicity and therefore adversely affect the market’s perception of the security of our services as well as the security of e-commerce and telecommunication over IP networks generally.

Our VeriSign Identity Protection services depend in part on the acceptance of our services.

The future growth of our VeriSign Identity Protection (“VIP”) services, which form a part of IAS, depends in part on the commercial success and acceptance, and reliability of our VIP services. Our VIP services will suffer if our target customers do not use our VIP services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VIP services. We are not certain that our target customers will choose our VIP services or continue to use our VIP services once adopted.

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

We target our 3IS segment at the market for trusted and secure e-commerce and communications over IP and other networks. Our Naming Services business is developing managed services in emerging markets that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile handsets;

•	demand for supply chain information services, including acceptance of the EPCglobal Network;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting e-commerce and telecommunications over IP networks.

If the market for e-commerce and telecommunications over IP and other networks does not grow or these services are not widely accepted in the market, our business would be materially harmed.

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

We have experienced changes in our senior management team, and we may face difficulty in attracting and retaining permanent, qualified leadership personnel.

During the second quarter of 2008, we appointed D. James Bidzos, our Chairman of the Board, as President, Chief Executive Officer and Executive Chairman, on an interim basis, and Brian G. Robins, our Senior Vice President, Finance, to acting Chief Financial Officer. In the first quarter of 2009, we appointed Mark D. McLaughlin as our President and Chief Operating Officer. The search for permanent replacements to fill remaining positions may be a distraction to our interim executives, senior management, business partners, and customers, and, although we believe we have taken appropriate measures to address the impact of these changes, there is a risk that such changes may impair our ability to meet our business objectives. During the period of transition following the appointment of an executive, there may be operational inefficiencies as our new management team becomes familiar with our business and operations. We cannot provide you with any assurance that the search for any permanent replacements will be successful, and if we cannot recruit (or experience delays in recruiting) qualified permanent replacements for any such positions, our business may suffer.

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

Additional competition to our business may arise from the upcoming introduction of new Internationalized Domain Name TLDs (“IDN TLDs”) and new gTLDs by ICANN. These new domain extensions could become available by the fourth quarter of 2009 in the form of translations or transliterated versions of the .com and .net TLD and by the first half of 2010 in the form of new gTLDs. We do not yet know the impact, if any, these new domain extensions may have on our business, but the increase of name availability in the marketplace could introduce new choices for end-users as well as create end-user confusion around brand preference, which could have a material adverse effect on our business. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

Competition in Authentication Services: Our SSL Certificate Services and IAS are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure e-commerce and telecommunications over wireline and wireless IP networks. The market for SSL Certificate Services and IAS is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

Principal competitors generally fall within one of the following categories: (1) companies such as RSA, the security division of EMC, and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of IdenTrust Inc.) that primarily offer digital certificate and certification authority-related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including domain name registrars. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, AOL and Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products.

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

Competition in Messaging and Mobile Media Services: The market for messaging and mobile media services is extremely competitive. Competitors include developers of content and entertainment products and services in a variety of domestic and international markets, such as Infospace, Itouch, Arvato mobile, Monstermob, and Motricity. This business also faces competition from mobile network operators such as Cingular, Verizon Wireless, Sprint Nextel Corporation, T-Mobile, Vodafone, O2, Orange, E-Plus and Telefónica, as well as Internet portal operators such as Yahoo!, AOL, T-Online and Google. Additional competitors are handset manufacturers such as Nokia and software providers such as Microsoft and Apple. As the market for wireless data, including information and entertainment data, matures, new categories of competitors, such as mobile phone companies, broadcasters, music publishers, other content providers or others have begun to develop competing products or services.

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

In addition, there is no guarantee that the planned divestitures will occur or will not be further delayed. Completion of the divestiture plan is subject to a number of factors, including:

•	business, political and economic environment in the U.S. and in other countries in which the Company currently operates;

•	governmental regulations and policies, actions and approvals of regulatory bodies;

•	the operating performance of the Company or the businesses or assets offered for sale;

•	identification of buyers and negotiation of sale agreements;

•	the willingness of buyers to assume certain liabilities associated with the businesses or assets offered for sale;

•	our ability to identify and separate the assets associated with the businesses offered for sale from the core businesses we choose to retain; and

•	the availability of financing or other sources of funding to buyers under reasonable terms and conditions.

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

As of March 31, 2009, we had one billion authorized common shares, of which 192.8 million shares were outstanding. In addition, of our authorized common shares, 37.1 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $500.0 million. As of March 31, 2009, we had no outstanding borrowings under the Facility and we had utilized $1.4 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

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

For example, in May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which has significantly affected the accounting for convertible debt, including our Convertible Debentures. The FSP specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate. In applying this FSP, the FASB emphasized that the FSP will be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP will be applied retroactively to all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and has been adopted by us in the first quarter of fiscal 2009. Although FSP APB 14-1 had, and will have, no impact on our actual past or future cash flows, it requires us to record a significant amount of non-cash interest expense for fiscal years 2007 through 2037 as the debt discount is amortized, assuming the Convertible Debentures will be settled upon maturity in 2037, associated with a significant reduction in our Convertible Debentures balance along with a corresponding increase in our stockholders’ equity. In addition, if our Convertible Debentures are redeemed or converted prior to maturity, any unamortized debt discount will result in a loss on extinguishment. As a result of adoption, there has been a significant effect to our historical and current net income and earnings per share. Additional new accounting pronouncements could also, when adopted, have a material adverse impact on future or past results of operations, which could in turn materially adversely affect the trading price of our common stock.

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

Our Messaging and Mobile Media Services business depends on agreements with many different third parties, including wireless carriers. If these agreements are terminated or not renewed, or are amended to require us to change the way our Messaging and Mobile Media Services are offered to customers, our business could be harmed.

Our Messaging and Mobile Media Services business depends on our ability to enter into and maintain agreements with many different third parties including wireless carriers and other mobile phone service providers, upon which this business is highly dependent for billing its customers.

These agreements are typically for a short term, or are otherwise terminable upon short notice, and in the case of agreements with carriers, other mobile phone service providers and content developers, are nonexclusive. If these third parties reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, our Messaging and Mobile Media Services business could be materially harmed.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description
10.01	Offer Letter from VeriSign, Inc. to Mark D. McLaughlin dated January 9, 2009. (Incorporated by reference to VeriSign, Inc.’s Current Report on Form 8-K filed on January 14, 2009.)

10.02	Arrangement Agreement between VeriSign, Inc. and Certicom Corp. dated as of January 23, 2009. (Incorporated by reference to VeriSign, Inc.’s Annual Report on Form 10-K filed on March 3, 2009.)

10.03	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc. dated March 2, 2009.

10.04	Amended and Restated Consulting Agreement between VeriSign, Inc. and Roger Moore dated March 26, 2009. †

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: May 8, 2009	By:	/s/ D. JAMES BIDZOS
D. James Bidzos Interim Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ BRIAN G. ROBINS
Brian G. Robins Acting Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Offer Letter from VeriSign, Inc. to Mark D. McLaughlin dated January 9, 2009. (Incorporated by reference to VeriSign, Inc.’s Current Report on Form 8-K filed on January 14, 2009.)

10.02	Arrangement Agreement between VeriSign, Inc. and Certicom Corp. dated as of January 23, 2009. (Incorporated by reference to VeriSign, Inc.’s Annual Report on Form 10-K filed on March 3, 2009.)

10.03	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc. dated March 2, 2009.

10.04	Amended and Restated Consulting Agreement between VeriSign, Inc. and Roger Moore dated March 26, 2009. †

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.