Form 10-Q/A
period 2009-03-31
VERISIGN INC/CA
filed 2009-08-06
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2009
Common stock, $.001 par value	192,868,550

EXPLANATORY NOTE

VeriSign, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.04 originally filed with the Form 10-Q. This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.04, filed herewith as Exhibit 10.01. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description
10.01	Amended and Restated Consulting Agreement between VeriSign, Inc. and Roger Moore, dated March 26, 2009.†

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q/A and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: August 6, 2009	By:	/S/ D. JAMES BIDZOS
D. James Bidzos Interim Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	By:	/S/ BRIAN G. ROBINS
Brian G. Robins Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Amended and Restated Consulting Agreement between VeriSign, Inc. and Roger Moore, dated March 26, 2009.†

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q/A and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.