Form 10-Q
period 2009-06-30
VERISIGN INC/CA
filed 2009-08-06
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,308,352	$789,068
Accounts receivable, net of allowance for doubtful accounts of $1,088 at June 30, 2009 and $1,208 at December 31, 2008	77,372	83,749
Prepaid expenses and other current assets	167,160	268,178
Assets held for sale	263,991	483,840

Total current assets	1,816,875	1,624,835

Property and equipment, net	370,107	385,498
Goodwill	289,681	283,109
Other intangible assets, net	37,333	35,312
Other assets	36,177	38,118

Total long-term assets	733,298	742,037

Total assets	$2,550,173	$2,366,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$238,785	$263,535
Accrued restructuring costs	6,882	28,920
Deferred revenues	655,777	629,800
Liabilities related to assets held for sale	49,585	49,160
Other current liabilities	5,411	5,463

Total current liabilities	956,440	976,878

Long-term deferred revenues	222,106	215,281
Long-term accrued restructuring costs	3,610	3,037
Convertible debentures, including contingent interest derivative	570,707	568,712
Other long-term liabilities	76,611	84,543

Total long-term liabilities	873,034	871,573

Total liabilities	1,829,474	1,848,451

Commitments and contingencies
Stockholders’ equity:
VeriSign, Inc. and subsidiaries stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 192,243,161 excluding 113,713,032 held in treasury, at June 30, 2009; and 191,547,795 excluding 112,717,587 held in treasury, at December 31, 2008	306	304
Additional paid-in capital	22,008,243	21,891,891
Accumulated deficit	(21,340,094)	(21,439,988)
Accumulated other comprehensive income	5,853	17,006

Total VeriSign, Inc. and subsidiaries stockholders’ equity	674,308	469,213
Noncontrolling interest in subsidiary	46,391	49,208

Total stockholders’ equity	720,699	518,421

Total liabilities and stockholders’ equity	$2,550,173	$2,366,872

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$256,619	$242,033	$511,614	$477,298

Costs and expenses:
Cost of revenues	57,476	55,748	117,784	115,233
Sales and marketing	45,299	43,550	83,326	92,133
Research and development	23,234	23,540	48,036	48,764
General and administrative	42,939	48,574	92,087	103,065
Restructuring and other charges	470	85,123	5,245	101,384
Amortization of other intangible assets	3,061	2,537	6,282	5,175

Total costs and expenses	172,479	259,072	352,760	465,754

Operating income (loss)	84,140	(17,039)	158,854	11,544
Other loss, net	(10,266)	(5,219)	(14,559)	(8,858)

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	73,874	(22,258)	144,295	2,686

Income tax expense (benefit)	29,570	(8,059)	53,102	(1,410)
Income (loss) from unconsolidated entities, net of tax	—	1,171	—	(590)

Income (loss) from continuing operations, net of tax	44,304	(13,028)	91,193	3,506
(Loss) income from discontinued operations, net of tax	(8,532)	(55,161)	10,094	(78,850)

Net income (loss)	35,772	(68,189)	101,287	(75,344)
Less: Net income attributable to noncontrolling interest in subsidiary	(898)	(989)	(1,393)	(1,895)

Net income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	$34,874	$(69,178)	$99,894	$(77,239)

Basic income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$0.23	$(0.07)	$0.47	$0.01
Discontinued operations	(0.05)	(0.28)	0.05	(0.39)

Net income (loss)	$0.18	$(0.35)	$0.52	$(0.38)

Diluted income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$0.22	$(0.07)	$0.47	$0.01
Discontinued operations	(0.04)	(0.28)	0.05	(0.38)

Net income (loss)	$0.18	$(0.35)	$0.52	$(0.37)

Shares used to compute net income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders:
Basic	192,649	195,515	192,481	201,032

Diluted	193,426	195,515	193,116	206,488

Amounts attributable to VeriSign, Inc. and subsidiaries common stockholders:
Income (loss) from continuing operations, net of tax	$43,406	$(14,017)	$89,800	$1,611
(Loss) income from discontinued operations, net of tax	(8,532)	(55,161)	10,094	(78,850)

Net income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	$34,874	$(69,178)	$99,894	$(77,239)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Total Stockholders’ Equity	VeriSign, Inc. and Subsidiaries Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest In Subsidiary
		Shares	Amount
Balance at December 31, 2008	$50,795	191,548	$304	$21,472,895	$(21,439,410)	$17,006	$50,795	$—
Cumulative adjustment to beginning balance upon adoption of FSP APB 14-1 (Note 1)	418,418	—	—	418,996	(578)	—	418,418	—
Cumulative adjustment to beginning balance upon adoption of SFAS 160 (Note 1)	49,208	—	—	—	—	—	—	49,208

Adjusted balance at December 31, 2008	518,421	191,548	304	21,891,891	(21,439,988)	17,006	469,213	49,208
Comprehensive income (loss):
Net income	101,287	—	—	—	99,894	—	99,894	1,393
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,859)	—	—	—	—	(11,307)	(11,307)	(3,552)
Change in unrealized gain on investments, net of tax	289	—	—	—	—	154	154	135

Total comprehensive income (loss)	86,717						88,741	(2,024)
Issuance of common stock under stock plans	20,945	1,691	2	20,943	—	—	20,945	—
Stock-based compensation	29,485	—	—	29,471	—	—	29,471	14
Dividend declared to noncontrolling interest in subsidiary	(807)	—	—	—	—	—	—	(807)
Income tax associated with stock options	88,575	—	—	88,575	—	—	88,575	—
Repurchase of common stock	(22,637)	(996)	—	(22,637)	—	—	(22,637)	—

Balance at June 30, 2009	$720,699	192,243	$306	$22,008,243	$(21,340,094)	$5,853	$674,308	$46,391

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$101,287	$(75,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on divestiture of businesses, net of tax	37,305	(33,022)
Depreciation of property and equipment	35,116	61,162
Amortization of other intangible assets	6,282	17,452
Estimated losses (reversals) on assets held for sale	(21,027)	71,415
Stock-based compensation	28,096	56,331
Loss on disposal of property and equipment	1,366	80,418
Impairment of goodwill	—	45,793
Excess tax benefit associated with stock-based compensation	(94,529)	—
Other, net	(1,749)	2,630
Changes in operating assets and liabilities:
Accounts receivable, net	8,802	31,186
Prepaid expenses and other assets	(10,216)	(5,542)
Accounts payable and accrued liabilities	19,545	(99,581)
Accrued restructuring costs	(21,093)	28,401
Deferred revenues	32,080	65,658

Net cash provided by operating activities	121,265	246,957

Cash flows from investing activities:
Proceeds from maturities and sales of investments	117,901	100
Proceeds from sale of property and equipment	—	48,843
Purchases of property and equipment	(40,815)	(60,769)
Proceeds received from divestiture of businesses, net of cash contributed	235,500	60,613
Other investing activities	(3,466)	1,110

Net cash provided by investing activities	309,120	49,897

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	20,945	92,527
Repurchases of common stock	(22,637)	(1,148,380)
Proceeds from credit facility	—	200,000
Repayment of short-term debt related to credit facility	—	(200,000)
Excess tax benefit associated with stock-based compensation	94,529	—
Dividend paid to noncontrolling interest in subsidiary	(101)	(723)

Net cash provided by (used in) financing activities	92,736	(1,056,576)

Effect of exchange rate changes on cash and cash equivalents	(3,837)	4,017

Net increase (decrease) in cash and cash equivalents	519,284	(755,705)
Cash and cash equivalents at beginning of period	789,068	1,376,722

Cash and cash equivalents at end of period	$1,308,352	$621,017

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$19,521	$18,218

Dividend payable to noncontrolling interest in subsidiary	$706	$7

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (collectively, “VeriSign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in VeriSign’s fiscal 2008 Annual Report on Form 10-K (the “2008 Form 10-K”) filed with the SEC on March 3, 2009.

Reclassifications

During the first quarter of 2009, the Company disaggregated its Enterprise and Security Services (“ESS”) disposal group held for sale as of December 31, 2008, into the following three businesses: (i) Global Security Consulting (“GSC”), (ii) iDefense Security Intelligence Services (“iDefense”) and (iii) Managed Security Services (“MSS”). The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used in 2009. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services for all periods presented.

The Condensed Consolidated Statements of Operations have been reclassified for all periods presented to reflect current discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Subsequent Events

The Company evaluated subsequent events through August 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

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

The following tables present the effects of the retroactive adjustments to the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008
	As Reported (1)	Adjustment upon adoption of FSP APB 14-1		Reclassification to Continuing Operations (2)	As Adjusted
	(In thousands, except per share data)
Revenues	$239,162	$—		$2,871	$242,033
Cost of revenues	54,087	—		1,661	55,748
Other costs and expenses	201,547	14	(3)	1,763	203,324

Operating loss	(16,472)	(14)		(553)	(17,039)
Other loss, net	(4,827)	(392	)(4)	—	(5,219)

Loss from continuing operations before income taxes and income from unconsolidated entities	(21,299)	(406)		(553)	(22,258)

Income tax benefit	(7,925)	(134	)(5)	—	(8,059)
Income from unconsolidated entities, net of tax	1,171	—		—	1,171

Loss from continuing operations, net of tax	(12,203)	(272)		(553)	(13,028)
Loss from discontinued operations, net of tax	(55,695)	(19	)(3)	553	(55,161)

Net loss	(67,898)	(291)		—	(68,189)

Less: Net income attributable to noncontrolling interest in subsidiary	(989)	—		—	(989)

Net loss attributable to VeriSign common stockholders	$(68,887)	$(291)		$—	$(69,178)

Basic loss per share attributable to VeriSign common stockholders:
Continuing operations	$(0.07)	$—		$—	$(0.07)
Discontinued operations	(0.28)	—		—	(0.28)

Net loss	$(0.35)	$—		$—	$(0.35)

Diluted loss per share attributable to VeriSign common stockholders:
Continuing operations	$(0.07)	$—		$—	$(0.07)
Discontinued operations	(0.28)	—		—	(0.28)

Net loss	$(0.35)	$—		$—	$(0.35)

Shares used to compute net loss per share attributable to VeriSign common stockholders:
Basic	195,515				195,515

Diluted	195,515				195,515

	Six Months Ended June 30, 2008
	As Reported (1)	Adjustment upon adoption of FSP APB 14-1		Reclassification to Continuing Operations (2)	As Adjusted
	(In thousands, except per share data)
Revenues	$471,695	$—		$5,603	$477,298
Cost of revenues	112,150	—		3,083	115,233
Other costs and expenses	346,961	24	(3)	3,536	350,521

Operating income	12,584	(24)		(1,016)	11,544
Other loss, net	(7,380)	(1,478	)(4)	—	(8,858)

Income from continuing operations before income taxes and loss from unconsolidated entities	5,204	(1,502)		(1,016)	2,686

Income tax benefit	(914)	(496	)(6)	—	(1,410)
Loss from unconsolidated entities, net of tax	(590)	—		—	(590)

Income from continuing operations, net of tax	5,528	(1,006)		(1,016)	3,506
Loss from discontinued operations, net of tax	(79,825)	(41	)(3)	1,016	(78,850)

Net loss	(74,297)	(1,047)		—	(75,344)

Less: Net income attributable to noncontrolling interest in subsidiary	(1,895)	—		—	(1,895)

Net loss attributable to VeriSign common stockholders	$(76,192)	$(1,047)		$—	$(77,239)

Basic loss per share attributable to VeriSign common stockholders:
Continuing operations	$0.02	$—		$(0.01)	$0.01
Discontinued operations	(0.40)	—		0.01	(0.39)

Net loss	$(0.38)	$—		$—	$(0.38)

Diluted loss per share attributable to VeriSign common stockholders:
Continuing operations	$0.02	$—		$(0.01)	$0.01
Discontinued operations	(0.39)	—		0.01	(0.38)

Net loss	$(0.37)	$—		$—	$(0.37)

Shares used to compute net loss per share attributable to VeriSign common stockholders:
Basic	201,032				201,032

Diluted	206,488				206,488

(1)	As reported in or derived from the Company’s 2008 Form 10-K, except per share amounts and Net income attributable to noncontrolling interest in subsidiary. Per share amounts have been adjusted to present the net loss per share attributable to VeriSign common stockholders. Net income attributable to noncontrolling interest in subsidiary has been presented after consolidated net loss to derive the net loss attributable to VeriSign common stockholders.

(2)	Reclassification of the results of operations of the Company’s iDefense business from discontinued operations to continuing operations.

(3)	Other costs and expenses and Loss from discontinued operations, net of tax, increased during the three and six months ended June 30, 2008, due to additional depreciation expense recorded retroactively as result of an increase in capitalized interest costs.

(4)	Other loss, net, increased during the three and six months ended June 30, 2008, primarily due to additional interest expense recorded retroactively.

(5)	Income tax benefit increased during the three months ended June 30, 2008, primarily due to an increase in loss from continuing operations before taxes.

(6)	Income tax benefit increased during the six months ended June 30, 2008, primarily due to a decrease in income from continuing operations before taxes.

Note 2. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$1,799	$2,101	$3,463	$4,510
Sales and marketing	2,742	2,768	5,146	6,219
Research and development	1,486	1,833	3,009	4,304
General and administrative	5,691	10,151	10,968	16,625
Restructuring and other charges	68	1,138	798	4,562
Other loss, net	—	610	—	610

Stock-based compensation for continuing operations	11,786	18,601	23,384	36,830
Stock-based compensation for discontinued operations	2,383	10,935	4,712	19,501

Total consolidated stock-based compensation	$14,169	$29,536	$28,096	$56,331

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options:
Volatility	41%	33%	47%	36%
Risk-free interest rate	1.80%	2.92%	1.54%	2.62%
Expected term	3.33 years	3.10 years	3.68 years	3.11 years
Dividend yield	Zero	Zero	Zero	Zero
Employee stock purchase plan awards:
Volatility	n/a	n/a	54%	31%
Risk-free interest rate	n/a	n/a	0.47%	2.69%
Expected term	n/a	n/a	1.25 years	1.25 years
Dividend yield	n/a	n/a	Zero	Zero

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

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Stock options	$3,280	$5,342	$6,791	$11,965
Employee stock purchase plans	2,668	6,167	5,388	14,694
Restricted stock units	8,485	7,218	15,966	15,186
Stock options/awards acceleration	457	11,385	1,389	15,630
Capitalization (1)	(721)	(576)	(1,438)	(1,144)

Total consolidated stock-based compensation	$14,169	$29,536	$28,096	$56,331

(1)	The capitalized amount is included in Property and equipment, net.

During the six months ended June 30, 2009, the Company modified certain stock-based awards to accelerate the vesting of twenty-five percent (25%) of unvested “in-the-money” stock options outstanding and 25% of unvested restricted stock units outstanding on the termination dates of employees affected by divestitures and workforce reductions. The Company remeasured the fair value of these modified awards and recorded the charges over the future service periods, if any. The modification charges are included in restructuring for continuing operations as well as for discontinued operations.

In the second quarter of 2008, the Company modified certain stock-based awards outstanding for Mr. William A. Roper, Jr., the former chief executive officer. Pursuant to the settlement agreement with Mr. Roper, the Company accelerated the vesting of Mr. Roper’s then unvested sign-on options, unvested sign-on restricted stock units, first-year options outstanding that would otherwise have vested had Mr. Roper remained employed with the Company through August 8, 2008, and one-third of the first-year restricted stock units outstanding. Upon acceleration of vesting of Mr. Roper’s stock-based awards, the Company recognized an additional amount of $5.4 million of stock-based compensation in general and administrative expenses during the second quarter of 2008.

Note 3. Assets Held for Sale and Discontinued Operations

In 2007, VeriSign announced a change to its business strategy to allow management to focus its attention on its core competencies and to make additional resources available to invest in its core businesses. The strategy calls for the divesture or winding down of the following remaining non-core businesses in the Company’s portfolio as of June 30, 2009: GSC, MSS (sold in July 2009), Messaging Services, and Pre-Pay billing and payment (“Pre-Pay”) Services. The Messaging Services business is comprised of Messaging and Mobile Media (“MMM”) Services and m-Qube Services. The m-Qube Services business is comprised of Content Portal Services (“CPS”) which was formerly reported as a separate disposal group held for sale as of December 31, 2008, and Mobile Delivery Gateway (“MDG”) Services which was formerly included as part of the MMM disposal group held for sale as of December 31, 2008. All of the remaining non-core businesses in the Company’s portfolio, except for the Pre-Pay Services business, which the Company is currently in the process of winding down, are classified as disposal groups held for sale as of June 30, 2009, and their results of operations have been classified as discontinued operations for all periods presented.

During the first quarter of 2009, the Company disaggregated its ESS disposal group held for sale as of December 31, 2008, into the following three businesses: (i) GSC, (ii) iDefense and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used in 2009. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services for all periods presented.

Completed Divestitures

On May 5, 2009, the Company sold its Real-Time Publisher (“RTP”) Services business which allows organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers. During the six months ended June 30, 2009, the Company recorded a gain on sale of $7.7 million, net of an income tax benefit of $5.8 million, including a reversal of estimated losses on disposal recorded prior to sale.

On May 1, 2009, the Company sold its Communications Services business which provides Billing and Commerce Services, Connectivity and Interoperability Services, and Intelligent Database Services to Transaction Network Services, Inc. (“TNS”) for cash consideration of $226.2 million. During the six months ended June 30, 2009, the Company recorded a loss on sale of $57.3 million, net of an income tax expense of $55.3 million, including estimated losses on disposal recorded prior to sale. The cash consideration of $226.2 million was determined after certain initial adjustments to reflect the parties’ then-current estimate of working capital associated with the Communications Services business as of the closing date. This divestiture transaction will be subject to a final adjustment to reflect the final agreed-upon working capital balances as of the closing date.

On April 10, 2009, the Company sold its International Clearing business which enables financial settlement and call data settlement for wireless and wireline carriers. The Company recorded a gain on sale of $12.2 million, net of an income tax benefit of $6.0 million, primarily representing cumulative translation adjustments associated with the business.

Assets Held for Sale

The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In thousands)
Assets:
Accounts receivable	$25,917	$58,588
Other current assets	60,236	63,516
Goodwill	103,798	237,177
Other long-lived assets	74,040	124,559

Total assets held for sale	$263,991	$483,840

Liabilities:
Accounts payable and accrued liabilities	$41,845	$35,853
Deferred revenues	7,740	13,307

Total liabilities related to assets held for sale	$49,585	$49,160

As of June 30, 2009, businesses classified as held for sale and presented as discontinued operations are the following:

Global Security Consulting

The Company’s GSC business helps companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

Managed Security Services

The Company’s MSS business enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. VeriSign sold its MSS business on July 6, 2009, for a net consideration of $42.9 million.

Messaging Services

The Company’s Messaging Services business is comprised of the following two businesses:

Messaging and Mobile Media Services

The Company’s MMM Services business consists of the InterCarrier Messaging, PictureMail, Premium Messaging Gateway, and Mobile Enterprise Service offerings. The MMM Services business is an industry-leading global provider of short-messaging, multimedia messaging, and mobile content application services. MMM Services enables messages and multimedia content to be sent globally across any wireless operator and mobile device. MMM Services offers the global connectivity, network reliability, and scalability necessary to capitalize on the fast growing global messaging and media content markets.

m-Qube Services

The Company’s m-Qube Services business is comprised of CPS and MDG Services. CPS enables a seamless end-to-end business solution focused on providing best-in-class digital content storefront services. CPS can be used as a content delivery platform for games, ringtones, and other content services. CPS are provided to mobile carriers and media companies primarily located in Canada. MDG Services offer solutions to manage the complex operator interfaces, relationships, distribution, reporting and customer service for the delivery of premium mobile content to customers. The MDG messaging aggregation services enable short messaging and multimedia messaging service connectivity for content providers, aggregators and others to all wireless subscribers of certain carriers and/or countries and regions. MDG Services enable content providers to more rapidly expand their global reach.

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

During the three and six months ended June 30, 2009, the Company recorded net gains on disposals including net reversals of estimated losses on disposal, of $22.1 million and $26.1 million, respectively, which are included in discontinued operations. During the three and six months ended June 30, 2008, the Company recorded net losses on disposals, including estimated losses on disposal, of $13.8 million and $39.8 million, respectively, which are included in discontinued operations. Net gains on disposal are recorded on the date the sale of the disposal group is consummated. Full or partial reversals of previously reported estimated losses on disposals are recorded upon changes in the fair values and/or carrying values of the disposal groups.

The following table presents the revenues and the components of (Loss) income from discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenues	$69,783	$148,885	$172,437	$307,096

Income (loss) before income taxes	$10,745	$(45,516)	$33,637	$(50,937)
Income tax expense (benefit)	5,307	(3,623)	13,283	(8,924)

Income (loss) from discontinued operations	5,438	(41,893)	20,354	(42,013)

Gain (loss) on sale of discontinued operations and estimated (losses) reversals on assets held for sale, before income taxes	22,087	(13,820)	26,071	(39,801)
Income tax expense (benefit)	36,057	(552)	36,331	(2,964)

Loss on sale of discontinued operations	(13,970)	(13,268)	(10,260)	(36,837)

Total (loss) income from discontinued operations, net of tax	$(8,532)	$(55,161)	$10,094	$(78,850)

Note 4. Restructuring, Impairments and Other Charges

A comparison of restructuring, impairments and other charges is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Restructuring charges for continuing operations	$408	$6,054	$5,183	$22,315
Other charges for continuing operations	62	79,069	62	79,069

Total restructuring and other charges for continuing operations	470	85,123	5,245	101,384

Restructuring charges for discontinued operations	3,317	13,160	2,913	23,364
Impairments for discontinued operations	—	45,793	—	45,793

Total restructuring charges and impairments for discontinued operations	3,317	58,953	2,913	69,157

Total consolidated restructuring, impairments and other charges	$3,787	$144,076	$8,158	$170,541

Restructuring Charges

As part of its divestiture strategy, VeriSign initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) which includes workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table above are substantially related to the 2008 Restructuring Plan. Through June 30, 2009, VeriSign recorded a total of $77.7 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan.

The following table presents the nature of the restructuring charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Continuing operations:
Workforce reduction—severance and benefits	$321	$3,745	$3,131	$15,753
Workforce reduction—stock-based compensation	68	1,138	798	4,562

Total workforce reduction	389	4,883	3,929	20,315
Excess facilities	19	274	1,254	288
Other exit costs	—	897	—	1,712

Total restructuring charges for continuing operations	$408	$6,054	$5,183	$22,315

Discontinued operations:
Workforce reduction—severance and benefits	$2,716	$9,297	$2,183	$19,084
Workforce reduction—stock-based compensation	389	3,863	591	4,280

Total workforce reduction	3,105	13,160	2,774	23,364
Excess facilities	212	—	139	—
Other exit costs	—	—	—	—

Total restructuring charges for discontinued operations	$3,317	$13,160	$2,913	$23,364

Consolidated:
Workforce reduction—severance and benefits	$3,037	$13,042	$5,314	$34,837
Workforce reduction—stock based compensation	457	5,001	1,389	8,842

Total workforce reduction	3,494	18,043	6,703	43,679
Excess facilities	231	274	1,393	288
Other exit costs	—	897	—	1,712

Total consolidated restructuring charges	$3,725	$19,214	$8,096	$45,679

As of June 30, 2009, the consolidated accrued restructuring costs are $10.5 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash	Accrued Restructuring Costs at June 30, 2009
	(In thousands)
Workforce reduction	$25,374	$6,703	$(25,955)	$(1,388)	$4,734
Excess facilities	6,583	1,393	(1,868)	(350)	5,758

Total accrued restructuring costs	$31,957	$8,096	$(27,823)	$(1,738)	$10,492

Included in current portion of accrued restructuring costs					$6,882

Included in long-term portion of accrued restructuring costs					$3,610

Cash payments totaling $9.0 million related to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2016. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2009 (remaining 6 months)	$1,634	$(484)	$1,150
2010	2,520	(527)	1,993
2011	2,308	(504)	1,804
2012	589	(223)	366
2013	422	(280)	142
Thereafter	942	(639)	303

	$8,415	$(2,657)	$5,758

As part of the 2008 Restructuring Plan, the Company anticipates recording additional charges related to its workforce reduction, excess facilities and other exit costs through 2009. The estimate of these charges is not yet finalized and the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Impairments and Other Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Impairments of goodwill for discontinued operations	$—	$45,793	$—	$45,793
Other charges for continuing operations	62	79,069	62	79,069

Total consolidated impairments and other charges	$62	$124,862	$62	$124,862

During the three and six months ended June 30, 2008, the Company recorded a goodwill impairment charge of $45.8 million in discontinued operations related to its divested Post-Pay business.

During the three and six months ended June 30, 2008, the Company recorded a loss of $79.1 million in continuing operations as a result of the sale of certain Mountain View facilities. The sale of the Mountain View facilities was consummated as a result of the 2008 Restructuring Plan to divest or wind down the Company’s non-core businesses.

Note 5. Goodwill

The following table summarizes the changes in the carrying amount of goodwill allocated to the Company’s Internet Infrastructure and Identity Services (“3IS”) segment during the six months ended June 30, 2009. There is no goodwill allocated to the Company’s Other Services segment. For a description of our segments, see Note 10, “Segment Information.”

3IS
(In thousands)
Balance at December 31, 2008	$283,109
Reclassification from assets held for sale	7,000
Other adjustments (1)	(428)

Balance at June 30, 2009	$289,681

(1)	Other adjustments consist of foreign exchange fluctuations.

During the six months ended June 30, 2009, the Company disaggregated its ESS disposal group held for sale as of December 31, 2008, into the following three businesses: (i) GSC, (ii) iDefense, and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified goodwill of $7.0 million allocated to iDefense as held and used in 2009.

During the second quarter of 2009, the Company performed an annual impairment review of its Naming Services, Authentication Services and VeriSign Japan reporting units related to its core businesses, as well as for an indefinite-lived intangible asset related to the Company’s .name generic top-level domain. The estimated fair value of each reporting unit was computed using a combination of the income approach and the market valuation approach. The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. Each of the reporting units reviewed for impairment had a fair value in excess of its carrying value and no further analysis was required. The estimated fair value of the indefinite-lived intangible asset related to the Company’s .name generic top-level domain was computed using the income approach. There were no impairment charges for goodwill and other indefinite-lived intangible assets during the second quarter of 2009. Any changes to the Company’s business strategy, growth assumptions and/or discounted cash flow projections could result in an impairment of its indefinite-lived intangible asset in future periods. The indefinite-lived intangible asset has a carrying amount of $11.7 million as of June 30, 2009, and is included in Other intangible assets, net.

During the second quarter of 2008, the Company recorded a goodwill impairment charge of $45.8 million in discontinued operations relating to its divested Post-Pay reporting unit.

Note 6. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$23,175	$22,775
Deferred tax assets	65,529	64,482
Non-trade receivables	12,326	13,054
Receivables from buyers	29,597	14,899
Funds held by the Reserve	32,445	150,346
Other	4,088	2,622

Total prepaid expenses and other current assets	$167,160	$268,178

As of June 30, 2009, the Company had an aggregate of $32.4 million held by The Reserve’s Primary Fund (the “Primary Fund”) and The Reserve International Liquidity Fund, Ltd. (the “International Fund”), classified as Prepaid expenses and other current assets due to the lack of an active market. During the six months ended June 30, 2009, the Company received distributions of $13.9 million and $104.0 million from the Primary Fund and the International Fund, respectively. As of June 30, 2009, Receivables from buyers consists of receivables related to sale consideration of $10.5 million and receivables for payments made on behalf of buyers under transition services agreements of $19.1 million for certain divested businesses.

Property and Equipment, Net

The following table presents the detail of Property and equipment, net:

	June 30, 2009	December 31, 2008
	(In thousands)
Land	$133,746	$133,746
Buildings	129,757	135,242
Computer equipment and software	326,919	342,470
Capital work in progress	10,589	16,595
Office equipment, furniture and fixtures	14,790	15,491
Leasehold improvements	52,590	52,690

Total cost	668,391	696,234
Less: accumulated depreciation and amortization	(298,284)	(310,736)

Total property and equipment, net	$370,107	$385,498

Other Assets

Other assets consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Long-term deferred tax assets	$4,727	$2,562
Long-term investments	6,745	5,996
Debt issuance costs	12,775	13,233
Long-term restricted cash	2,061	1,858
Security deposits and other	9,869	14,469

Total other assets	$36,177	$38,118

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Accounts payable	$27,630	$30,690
Accrued employee compensation	72,760	109,958
Customer deposits, net	26,738	30,432
Taxes payable and other tax liabilities	39,250	18,173
Other accrued liabilities	72,407	74,282

Total accounts payable and accrued liabilities	$238,785	$263,535

Other Long-term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Other long-term liabilities	$217	$161
Long-term tax liability	16,037	15,549
Deferred tax liability	60,357	68,833

Total other long-term liabilities	$76,611	$84,543

Note 7. Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) consists of Net income (loss) adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of Comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$35,772	$(68,189)	$101,287	$(75,344)
Foreign currency translation adjustments	(4,905)	(7,365)	(14,859)	9,117
Change in unrealized gain (loss) on investments, net of tax	131	(513)	289	(316)

Comprehensive income (loss)	30,998	(76,067)	86,717	(66,543)
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	2,090	(3,369)	(2,024)	5,158

Comprehensive income (loss) attributable to VeriSign Inc. common stockholders	$28,908	$(72,698)	$88,741	$(71,701)

Repurchase of Common Stock

In 2006, the Board of Directors authorized a stock repurchase program (the “2006 Stock Repurchase Program”) with no expiration date to repurchase up to $1.0 billion of its common stock. During the three and six months ended June 30, 2009, VeriSign repurchased approximately 0.9 million shares of its common stock at an average stock price of $23.15 per share for an aggregate of $20.0 million under the 2006 Stock Repurchase Program. As of June 30, 2009, approximately $250.0 million is available under the 2006 Stock Repurchase Program.

In 2008, the Board of Directors authorized the 2008 Stock Repurchase Program (the “2008 Stock Repurchase Program”) having an aggregate purchase price of up to $1.28 billion of its common stock. As of June 30, 2009, $680.0 million remained available for further repurchase under the 2008 Stock Repurchase Program.

Note 8. Calculation of Net Income (Loss) Per Share Attributable to VeriSign Common Stockholders

The Company computes basic net income (loss) per share attributable to VeriSign common stockholders by dividing net income (loss) attributable to VeriSign common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to VeriSign common stockholders gives effect to dilutive potential common equivalent shares, including unvested stock options, unvested restricted stock units, employee stock purchases and the conversion spread relating to the Convertible Debentures using the treasury stock method. The following table presents the computation of basic and diluted net income (loss) per share attributable to VeriSign common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Income (loss) attributable to VeriSign common stockholders:
Income (loss) from continuing operations, net of tax	$43,406	$(14,017)	$89,800	$1,611
(Loss) income from discontinued operations, net of tax	(8,532)	(55,161)	10,094	(78,850)

Net income (loss) attributable to VeriSign common stockholders	$34,874	$(69,178)	$99,894	$(77,239)

Weighted-average shares:
Weighted-average shares of common stock outstanding	192,649	195,515	192,481	201,032
Weighted-average potential shares of common stock outstanding:
Stock options	306	—	271	2,131
Unvested restricted stock awards	471	—	364	1,205
Conversion spread related to Convertible Debentures	—	—	—	1,655
Employee stock purchase plans	—	—	—	465

Shares used to compute diluted net income (loss) per share attributable to VeriSign common stockholders	193,426	195,515	193,116	206,488

Income (loss) per share attributable to VeriSign common stockholders:
Basic:
Continuing operations	$0.23	$(0.07)	$0.47	$0.01
Discontinued operations	(0.05)	(0.28)	0.05	(0.39)

Net income (loss)	$0.18	$(0.35)	$0.52	$(0.38)

Diluted:
Continuing operations	$0.22	$(0.07)	$0.47	$0.01
Discontinued operations	(0.04)	(0.28)	0.05	(0.38)

Net income (loss)	$0.18	$(0.35)	$0.52	$(0.37)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008
	(In thousands, except per share data)
Weighted-average stock options outstanding	7,274	11,635	7,781	2,858
Weighted-average exercise price	$28.39	$25.59	$28.25	$33.87

Weighted-average restricted stock awards outstanding	1,246	4,357	1,800	48
Weighted-average conversion spread related to convertible debentures	—	3,053	—	—
Employee stock purchase plans	287	—	428	—

(1)	As the Company recognized a net loss from continuing operations during the three months ended June 30, 2008, all potential common shares were excluded as they were anti-dilutive.

Note 9. Junior Subordinated Convertible Debentures

In 2007, the Company issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, to an initial purchaser in a private offering. The Convertible Debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Convertible Debentures but will not be adjusted for accrued interest. As of June 30, 2009, the if-converted value of the Convertible Debentures does not exceed its principal amount.

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

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The carrying value of the liability component was determined to be $550.5 million. The excess of the principal amount of the debt over the carrying value of the liability component is also called “debt discount” or “equity component” of the Convertible Debentures. The equity component of the Convertible Debentures on the date of issuance was $700.7 million. The debt discount will be amortized using the Company’s effective interest rate of 8.39% over the term of the Convertible Debentures as a non-cash charge to interest expense included in Other loss, net. As of June 30, 2009, the remaining term of the Convertible Debentures is 28.2 years.

The table below presents the carrying amounts of the liability and equity components:

	June 30, 2009	December 31, 2008
	(In thousands)
Carrying amount of equity component (net of issuance costs of $14,449)	$686,221	$686,221

Principal amount of Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(688,793)	(691,837)

Carrying amount of liability component	561,207	558,163
Contingent interest derivative	9,500	10,549

Convertible debentures, including contingent interest derivative	$570,707	$568,712

The table below presents the interest expense for the contractual interest and the amortization of debt discount:

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Effective interest rate	8.39%	8.39%
Interest expense—contractual interest	$10,156	$10,156
Interest expense—amortization of discount on the liability component	$1,544	$1,422

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Effective interest rate	8.39%	8.39%
Interest expense—contractual interest	$20,313	$20,313
Interest expense—amortization of discount on the liability component	$3,056	$2,798

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

Note 10. Segment Information

Description of segments

The Company has the following two reportable segments: (1) 3IS, which consists of Naming Services and Authentication Services. Authentication Services is comprised of Business Authentication Services, formerly known as Secure Socket Layer (“SSL”) Certificate Services; and User Authentication Services, formerly known as Identity and Authentication Services; and (2) Other Services, which consists of the continuing operations of non-core businesses and legacy products and services from divested businesses.

Naming Services is the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. User Authentication Services include identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services. User Authentication Services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials.

The Other Services segment consists of the continuing operations of the Company’s non-core Pre-Pay billing and payment (“Pre-Pay”) Services business, as well as legacy products and services from the divested Content Delivery Network business. The Company is in the process of winding down the operations of the Pre-Pay Services business.

The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer on an interim basis has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

The following tables present the results of VeriSign’s reportable segments:

	3IS	Other Services	Total Segments
	(In thousands)
Three months ended June 30, 2009:
Revenues:
Naming Services	$153,418	$—	$153,418
Authentication Services	101,830	—	101,830
Other Services	—	1,371	1,371

Total revenues	255,248	1,371	256,619
Cost of revenues	46,173	946	47,119

	$209,075	$425	$209,500

	3IS	Other Services	Total Segments
	(In thousands)
Three months ended June 30, 2008:
Revenues:
Naming Services	$133,981	$—	$133,981
Authentication Services	100,467	—	100,467
Other Services	—	7,585	7,585

Total revenues	234,448	7,585	242,033
Cost of revenues	38,393	3,020	41,413

	$196,055	$4,565	$200,620

	3IS	Other Services	Total Segments
	(In thousands)
Six months ended June 30, 2009:
Revenues:
Naming Services	$301,726	$—	$301,726
Authentication Services	205,734	—	205,734
Other Services	—	4,154	4,154

Total revenues	507,460	4,154	511,614
Cost of revenues	93,359	2,238	95,597

	$414,101	$1,916	$416,017

	3IS	Other Services	Total Segments
	(In thousands)
Six months ended June 30, 2008:
Revenues:
Naming Services	$261,198	$—	$261,198
Authentication Services	197,096	—	197,096
Other Services	—	19,004	19,004

Total revenues	458,294	19,004	477,298
Cost of revenues	77,618	7,196	84,814

	$380,676	$11,808	$392,484

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Total revenues from reportable segments	$256,619	$242,033	$511,614	$477,298
Total cost of revenues from reportable segments	47,119	41,413	95,597	84,814
Unallocated operating expenses (1)	125,360	217,659	257,163	380,940

Operating income (loss)	84,140	(17,039)	158,854	11,544
Other loss, net	(10,266)	(5,219)	(14,559)	(8,858)

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	$73,874	$(22,258)	$144,295	$2,686

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring and other charges, and amortization of other intangible assets.

Geographic Information

The Company operates in the U.S.; Australia, Japan and Asia Pacific (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries. The following table presents a comparison of the Company’s geographic revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
U.S.	$151,872	$141,831	$301,236	$280,390
EMEA	53,527	51,286	106,534	100,382
APAC	33,654	33,780	69,339	65,855
Other	17,566	15,136	34,505	30,671

Total revenues	$256,619	$242,033	$511,614	$477,298

Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

The following table presents a comparison of property and equipment, net, by geographic region:

	June 30, 2009	December 31, 2008
	(In thousands)
U.S.	$346,092	$357,607
APAC	15,036	19,176
EMEA	8,933	8,686
Other	46	29

Total property and equipment, net	$370,107	$385,498

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Major Customers

One customer accounted for 15% and 14% of the Company’s revenues from continuing operations during the three and six months ended June 30, 2009, respectively. One customer accounted for 12% of the Company’s revenues from continuing operations for both the three and six months ended June 30, 2008. No customer accounted for 10% or more of accounts receivable at June 30, 2009, and December 31, 2008.

Note 11. Other Loss, Net

The following table presents the components of Other loss, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Interest income	$1,126	$2,728	$2,569	$11,023
Interest expense	(11,805)	(10,824)	(23,610)	(21,745)
Net gain on divestiture of businesses	—	2,127	909	954
Unrealized (loss) gain on contingent interest derivative on convertible debentures	(125)	246	1,049	2,084
Income from transition services agreements	1,056	1,366	1,838	1,366
Other, net	(518)	(862)	2,686	(2,540)

Total other loss, net	$(10,266)	$(5,219)	$(14,559)	$(8,858)

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived principally from interest on VeriSign’s Convertible Debentures. During the six months ended June 30, 2009, Other, net, primarily consists of $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom during the three months ended March 31, 2009, and foreign exchange rate gains and losses. During the six months ended June 30, 2008, Other, net primarily consists of net foreign exchange rate losses.

Note 12. Income Taxes

During the three and six months ended June 30, 2009, the Company recorded income tax expense for continuing operations of $29.6 million and $53.1 million, respectively. During the three and six months ended June 30, 2008, the Company recorded income tax benefit for continuing operations of $8.1 million and $1.4 million, respectively. On February 20, 2009, the State of California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, the Company revalued certain state deferred tax assets and liabilities that are expected to reverse after the effective date of the change, and recognized a discrete income tax benefit adjustment of $4.1 million during the six months ended June 30, 2009.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. These deferred tax assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

As of June 30, 2009, and December 31, 2008, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $33.5 million and $31.9 million, respectively. As of June 30, 2009 and December 31, 2008, $33.5 million and $31.7 million, respectively, of unrecognized tax benefit, including penalties and interest could affect the Company’s tax provision and effective tax rate. During the three and six months ended June 30, 2009, the Company recorded an increase in unrecognized tax benefits associated with uncertain tax positions of $0.6 million and $1.6 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income tax expense. During the three months ended June 30, 2009, and June 30, 2008, the Company expensed $0.3 million and $0.7 million, respectively, for interest and penalties related to income tax liabilities through Income tax expense.

The Company is not currently under examination by the Internal Revenue Service or the Virginia Department of Revenue. The Company is currently under examination by the California Franchise Tax Board for the years ended December 31, 2004 and December 31, 2005. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for U.S. Federal, California and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attribute was utilized. The Company is not currently under examination by the Japan National Tax Agency. The years which remain subject to examination by the Japan National Tax Agency are those ended on December 31, 2007 and December 31, 2008.

The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

Note 13. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Total Fair Value as of June 30, 2009	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds and time deposits	$1,199,611	$1,199,611	$—	$—
Equity investments	457	457	—	—

Total	$1,200,068	$1,200,068	$—	$—

Liabilities:
Foreign currency forward contracts	$460	$—	$460	$—
Contingent interest derivative on Convertible Debentures	9,500	—	—	9,500

Total	$9,960	$—	$460	$9,500

The fair value of the Company’s investments in certain money market funds and time deposits approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. The Company recorded unrealized gains and losses related to changes in the fair value of its foreign currency forward contracts in Other loss, net. The Company recorded an unrealized gain of $1.6 million and an unrealized loss of $1.4 million during the three months ended June 30, 2009 and 2008, respectively, related to changes in the fair value of its foreign currency forward contracts. The Company recorded an unrealized gain of $0.7 million and an unrealized loss of $1.4 million during the six months ended June 30, 2009 and 2008, respectively, related to changes in the fair value of its foreign currency forward contracts.

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

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on Convertible Debentures during the six months ended June 30, 2009 (in thousands):

Fair value at December 31, 2008	$10,549
Unrealized gain on contingent interest derivative on Convertible Debentures (1)	(1,049)

Fair value at June 30, 2009	$9,500

(1)	Included in Other loss, net.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company measures its disposal groups held for sale at the lower of their carrying amount or fair value less cost to sell. The following table summarizes the Company’s net assets of those disposal groups held for sale which are measured at fair value as of June 30, 2009:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Total gain for the three months ended June 30, 2009 (1)	Total gain for the six months ended June 30, 2009 (1)
	(In thousands)
Net assets of disposal groups held for sale	$154,500	$15,550	$11,664

(1)	Included in (Loss) income from discontinued operations, net of tax.

The Company has classified the net assets of its disposal groups held for sale as Level 3 due to the lack of observable inputs to determine the fair values of such net assets. The fair value of net assets of disposal groups held for sale is determined considering active bids from potential buyers. Significant unobservable inputs used in the income or market valuation approaches primarily include internal cash flow projections, discount rates and control premium. Discount rates are calculated using mathematical models that utilize observable inputs such as risk-free interest rates and beta, adjusted for company specific characteristics. Control premium is determined based on industry studies.

During the three months ended June 30, 2009, net assets of the disposal groups held for sale which are measured at fair value as of June 30, 2009, with a carrying amount of $138.9 million, were written up to their fair value of $154.5 million less costs to sell of $2.6 million (or $151.9 million), resulting in a net reversal of estimated losses previously reported of $15.6 million.

During the six months ended June 30, 2009, the Company recorded a net gain of $11.7 million related to net reversals of estimated losses on the disposal groups which are measured at fair value as of June 30, 2009.

Other

The fair value of other financial instruments including accounts receivable, restricted cash and investments, and accounts payable, approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company’s Convertible Debentures at June 30, 2009, is $833.4 million, and is based on quoted market prices.

Note 14. Contingencies

Legal Proceedings

On September 7, 2001, NetMoneyIN, an Arizona corporation, filed a complaint alleging patent infringement against VeriSign and several other previously-named defendants in the U.S. District Court for the District of Arizona asserting infringement of certain patents. The complaint alleged that VeriSign’s Payflow payment products and services directly infringe certain claims of NetMoneyIN’s three patents and requested the Court to enter judgment in favor of NetMoneyIN, a permanent injunction against the defendants’ alleged infringing activities, an order requiring defendants to provide an accounting for NetMoneyIN’s damages, to pay NetMoneyIN such damages and three times that amount for any willful infringers, and an order awarding NetMoneyIN attorney fees and costs. NetMoneyIN has withdrawn its allegations of infringement of one of the patents and the Court has dismissed with prejudice all claims of infringement of such patent. In its ruling on the claim construction issues, the Court found some of the claims asserted against VeriSign to be valid. NetMoneyIN may file an appeal after a final judgment seeking to overturn this ruling. Only one claim remains in the case. On July 13, 2007, the Court issued an order granting summary judgment in favor of VeriSign based on the Court’s finding that such claim is invalid, and denying all other pending dispositive motions. On August 29, 2007, plaintiff filed a Notice of Appeal. On September 19, 2007, the U.S. Court of Appeals for the Federal Circuit docketed the appeal. On October 20, 2008, the appellate court issued a decision that affirmed in part and reversed in part the summary judgment order and remanded the case for further proceedings in the trial court. VeriSign and NetMoney entered into a settlement agreement in July 2009. The case against VeriSign has been dismissed.

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

On November 7, 2006, a judgment was entered against VeriSign by a trial court in Terni, Italy, in the matter of Penco v. VeriSign, Inc. in the amount of Euro 5.8 million plus fees arising from a lawsuit brought by a former consultant who claimed to be owed commissions. The Company was granted a stay on execution of the judgment and the Company filed an appeal. On July 9, 2008, the appellate court rejected all of plaintiff’s claims. On or about April 2, 2009, plaintiff filed an appeal in the Supreme Court of Cassation, Rome, Italy. VeriSign filed a Writ of Reply on May 5, 2009. While the Company cannot predict the outcome of these proceedings, it believes the allegations against it are without merit.

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

On September 12, 2008, Leon Stambler filed a declaratory judgment complaint against VeriSign in the U.S. District Court for the Eastern District of Texas. The complaint seeks an order permitting Stambler to proceed with patent infringement actions against VeriSign SSL certificate customers in actions in which VeriSign is not a party in view of Stambler’s prior unsuccessful action in 2003 against VeriSign on the same patents in which a verdict was returned against Stambler and a judgment was entered thereon. VeriSign has received requests to indemnify certain SSL certificate customers in the patent infringement actions brought by Stambler. VeriSign and Stambler entered into a confidential settlement agreement on June 1, 2009. The confidential settlement agreement with Stambler does not resolve the indemnity requests received from certain SSL certificate customers. The declaratory judgment complaint against VeriSign was dismissed on June 8, 2009.

On June 5, 2009, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded a district court order dismissing a second amended complaint filed by plaintiff Coalition for ICANN Transparency, Inc. (“CFIT”). CFIT filed its initial complaint and an application for a temporary restraining order against VeriSign and ICANN in the U.S. District Court for the Northern District of California on November 28, 2005, asserting claims under Sections 1 and 2 of the Sherman Antitrust Act (the “Sherman Act”), the Cartwright Act, and Cal. Bus. & Prof. Code § 17200. The district court denied CFIT’s application for a temporary restraining order on November 30, 2005. Shortly after the action was initiated and CFIT’s application was denied, the district court granted defendants’ Motion for Judgment on the Pleadings on February 28, 2006, with leave to amend. CFIT filed a First Amended Complaint on March 14, 2006. The Court granted defendants’ Motion to Dismiss the First Amended Complaint, with leave to amend, on December 8, 2006. CFIT filed a Second Amended Complaint on December 28, 2006; ICANN was not included as a defendant in the Second Amended Complaint. The Second Amended Complaint, which VeriSign has not yet answered, asserted claims, among others, under Sections 1 and 2 of the Sherman Act against VeriSign, challenging in part VeriSign’s conduct in entering into, and the pricing, renewal and certain other terms of, the .com and .net registry agreements with ICANN. The same renewal and pricing terms in the .com registry agreement are incorporated by reference in the Cooperative Agreement between VeriSign and the U.S. Department of Commerce, which approved the .com Registry Agreement as in the public interest. The Court granted VeriSign’s Motion to Dismiss the Second Amended Complaint on May 14, 2007, without leave to amend, and entered judgment for VeriSign. CFIT filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on June 13, 2007. After briefing, the appeal was argued on December 8, 2008. The Ninth Circuit filed its Opinion reversing and remanding the dismissal of the Second Amended Complaint on June 5, 2009. VeriSign filed a motion for rehearing in the Ninth Circuit on July 2, 2009. While the Company cannot predict the outcome of these proceedings, it believes the allegations against it are without merit and intends to vigorously defend against them.

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

On July 6, 2009, the Company sold its MSS business for a net consideration of $42.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2009 and our 2008 Form 10-K, which was filed on March 3, 2009, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We are the trusted provider of Internet infrastructure services for the networked world. We offer a comprehensive spectrum of products and services that help a growing number of organizations and individuals to communicate and conduct commerce with confidence.

We have the following two reportable segments: Internet Infrastructure and Identity Services (“3IS”) which consists of Naming Services and Authentication Services. Authentication Services is comprised of Business Authentication Services, formerly known as Secure Socket Layer (“SSL”) Certificate Services; and User Authentication Services, formerly known as Identity and Authentication Services; and (2) Other Services, which consists of the continuing operations of non-core businesses and legacy products and services from divested businesses. See Note 10, “Segment Information,” for further information regarding our reportable segments. In our 2008 Form 10-K, we presented VeriSign Japan as a separate component of our 3IS segment. Beginning in the first quarter of 2009, we have reclassified the results of operations of VeriSign Japan into the results of operations of our Authentication Services which is also a component of our 3IS segment, as VeriSign Japan is a majority-owned subsidiary whose operations primarily consist of Business and User Authentication Services.

Naming Services is the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. User Authentication Services includes identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services. User Authentication Services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials. The Other Services segment consists of the continuing operations of our non-core Pre-Pay billing and payment (“Pre-Pay”) Services business, as well as legacy products and services from the divested Content Delivery Network (“CDN”) business. We are in the process of winding down the operations of the Pre-Pay Services business.

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy calls for a divestiture or winding down of all the non-core businesses. These businesses, except the Pre-Pay Services business, are classified as disposal groups held for sale as of June 30, 2009, and their results of operations have been classified as discontinued operations for all periods presented. The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current global economic environment and potential continued deterioration of the credit markets. While we are executing our divestiture plan, we will experience additional risks, including, but not limited to the disruption of our business and the potential loss of key employees; difficulties separating operations, services, products and personnel; the potential damage to relationships with our existing customers; and the delay in completion of transition services. For example, our divestiture plan requires a substantial amount of management, administrative and operational resources. Once our divestiture plan is completed, the scale and scope of our operations will decrease in absolute terms, which we expect will allow our remaining core services to benefit from a more efficient and streamlined operational structure. However, we cannot assure you that we will be able to achieve the full strategic and financial benefits we expect from the divestiture of our non-core businesses and there is no guarantee that the planned divestitures will occur or will not be significantly delayed, all of which may result in future variability in our results of operations. By divesting our non-core businesses, additional resources should be available to invest in our core services that will remain: Naming Services and Authentication Services.

Our Core Services

Our core services consist of our Naming Services and Authentication Services.

Naming Services

As of June 30, 2009, we had approximately 93.5 million domain names registered under the .com and .net registries, which are our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates. Although growth in absolute number of registrations remains greatest in mature markets such as the United States (“U.S.”) and Western Europe, growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. and Western Europe where Internet penetration has demonstrated the greatest potential for growth. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

Authentication Services

Business Authentication Services

We currently offer the following Business Authentication Services: VeriSign®, thawte®, and GeoTrust® branded SSL certificates. As of June 30, 2009, we had an installed base of SSL certificates of approximately 1.2 million. The major factors impacting the growth and performance of our Business Authentication Services are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions and the current economic environment, we expect continued but slowing revenue growth in our business, primarily in markets outside of the U.S. where e-commerce has the largest growth potential.

User Authentication Services

As with our Business Authentication Services, the major factors impacting the growth and performance of our User Authentication Services are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce.

From time to time we engage in promotional activities in both our Naming Services and Authentication Services.

Business Highlights and Trends—Three and six months ended June 30, 2009

•

We recorded revenues of $256.6 and $511.6 million during the three and six months ended June 30, 2009, an increase of 6% and 7%, respectively, as compared to the same periods last year. The increase was primarily due to an increase in revenues from both our Naming Services as well as Authentication Services.

•

We recorded income from continuing operations of $43.4 million and $89.8 million during the three and six months ended June 30, 2009, respectively, compared to a loss from continuing operations of $14.0 million and income from continuing operations of $1.6 million during the three and six months ended June 30, 2008, respectively. The increase is primarily due to an increase in revenues, a decrease in operating costs and expenses due to the implementation of strategic cost-saving initiatives and a decrease in restructuring charges.

•

We received $18.3 million and $104.0 million from The Reserve International Liquidity Fund, Ltd. (the “International Fund”) during the three and six months ended June 30, 2009, respectively. We received $5.6 million and $13.9 million from The Reserve’s Primary Fund (the “Primary Fund”) during the three and six months ended June 30, 2009, respectively. As of June 30, 2009, we have an aggregate of $32.4 million outstanding in the Primary Fund and the International Fund.

•

On May 5, 2009, we sold our Real-Time Publisher (“RTP”) Services business. During the three and six months ended June 30, 2009, we recorded a gain on sale of $7.7 million, net of an income tax benefit of $5.8 million, including a reversal of estimated losses on disposal recorded prior to sale.

•

On May 1, 2009, we sold our Communications Services business to Transaction Network Services, Inc. (“TNS”) for cash consideration of $226.2 million. During the three and six months ended June 30, 2009, we recorded a loss on sale of $57.3 million, net of an income tax expense of $55.3 million, including estimated losses on disposal recorded prior to sale.

•

On April 10, 2009, we sold our International Clearing business which enables financial settlement and call data settlement for wireless and wireline carriers. During the three and six months ended June 30, 2009, we recorded a gain on sale of $12.2 million, net of an income tax benefit of $6.0 million, primarily representing cumulative translation adjustments associated with the business.

Assets Held for Sale and Discontinued Operations

During the first quarter of 2009, we disaggregated our Enterprise and Security Services (“ESS”) disposal group held for sale as of December 31, 2008, into the following three businesses: (i) Global Security Consulting (“GSC”), (ii) iDefense Security Intelligence Services (“iDefense”) and (iii) Managed Security Services (“MSS”). We decided to retain our iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used in 2009. We also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services for all periods presented. See Note 3, “Assets Held for Sale and Discontinued Operations,” of our Notes to Condensed Consolidated Financial Statements for further information.

As of June 30, 2009, businesses classified as held for sale and presented as discontinued operations are the following:

Global Security Consulting

Our GSC business, part of our former ESS disposal group, helps companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

Managed Security Services

Our MSS business, part of our former ESS disposal group, enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on VeriSign’s security platform and experienced security staff. We sold our MSS business on July 6, 2009, for a net consideration of $42.9 million.

Messaging Services

Our Messaging Services business consists of the following two businesses:

Messaging and Mobile Media Services

Our Messaging and Mobile Media (“MMM”) Services business consists of the InterCarrier Messaging, PictureMail, Premium Messaging Gateway, and Mobile Enterprise Service offerings. The MMM Services business is an industry-leading global provider of short-messaging, multimedia messaging, and mobile content application services. MMM Services enables messages and multimedia content to be sent globally across any wireless operator and mobile device. MMM Services offers the global connectivity, network reliability, and scalability necessary to capitalize on the fast growing global messaging and media content markets.

m-Qube Services

Our m-Qube Services business is comprised of Mobile Delivery Gateway (“MDG”) Services and CPS. MDG Services offer solutions to manage the complex operator interfaces, relationships, distribution, reporting and customer service for the delivery of premium mobile content to customers. MDG messaging aggregation services enable short messaging and multimedia messaging service connectivity for content providers, aggregators and others to all wireless subscribers of certain carriers and/or countries and regions. MDG services enable content providers to more rapidly expand their global reach. CPS enables a seamless end-to-end business solution focused on providing best-in-class digital content storefront services. CPS can be used as a content delivery platform for games, ringtones, and other content services. CPS are provided to mobile carriers and media companies primarily located in Canada.

Subsequent Events

On July 6, 2009, we sold our MSS business for a net consideration of $42.9 million.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues	22	23	23	24
Sales and marketing	18	18	16	19
Research and development	9	10	9	10
General and administrative	17	20	18	22
Restructuring and other charges	—	35	1	21
Amortization of other intangible assets	1	1	1	1

Total costs and expenses	67	107	68	97

Operating income (loss)	33	(7)	32	3
Other loss, net	(4)	(2)	(4)	(2)

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	29	(9)	28	1

Income tax expense (benefit)	12	(3)	10	—
Income (loss) from unconsolidated entities, net of tax	—	—	—	—

Income (loss) from continuing operations, net of tax	17	(6)	18	1
(Loss) income from discontinued operations, net of tax	(3)	(23)	2	(17)

Net income (loss)	14	(29)	20	(16)

Less: Net income attributable to noncontrolling interest in subsidiary	—	—	—	—

Net income (loss) attributable to VeriSign common stockholders	14%	(29)%	20%	(16)%

Revenues

We have two reportable segments: 3IS and Other Services. A comparison of revenues is presented below:

	Three Months Ended June 30,		% Change
	2009	2008
	(Dollars in thousands)
3IS:
Naming Services	$153,418	$133,981	15%
Authentication Services	101,830	100,467	1%

Total 3IS	255,248	234,448	9%
Other Services	1,371	7,585	(82)%

Total revenues	$256,619	$242,033	6%

	Six Months Ended June 30,		% Change
	2009	2008
	(Dollars in thousands)
3IS:
Naming Services	$301,726	$261,198	16%
Authentication Services	205,734	197,096	4%

Total 3IS	507,460	458,294	11%
Other Services	4,154	19,004	(78)%

Total revenues	$511,614	$477,298	7%

The changes in revenues during the three and six months ended June 30, 2009, are described in the segment discussions that follow.

3IS:

Naming Services

Revenues related to our Naming Services are derived from registrations for domain names in the .com, .net, .cc, .tv, .name and .jobs domain name registries. Revenues from .cc, .tv, .name and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee per annual registration that is fixed pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”). Individual customers contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with VeriSign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, as well as fee increases as permitted under our agreements with ICANN. As of June 30, 2009, we have the contractual right to increase the fees for .com domain name registrations up to 7% each year during any two years over the remaining term of our agreement with ICANN through November 30, 2012. As of June 30, 2009, we have the contractual right to increase the fees for .net domain name registrations up to 10% each year during the remaining three years of our agreement with ICANN through June 30, 2011. We frequently offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate.

The following table compares active domain names ending in .com and .net managed as part of our Naming Services as of June 30, 2009 and 2008:

	June 30,		% Change
	2009	2008
Active domain names ending in .com and .net	93.5 million	87.3 million	7%

During the three and six months ended June 30, 2009, the growth in the number of domain names registered was primarily driven by continued Internet growth and adoption primarily within international markets and new domain name promotion programs. We expect that new name registrations and renewals from customers engaged in the business of registering domain names for the purpose of on-line advertising networks will continue to have a diminishing impact on our domain name base through 2009. During 2008, we started seeing signs of the slowing of growth in some areas of new traditional name registrations due to the current macro-economic environment. We expect that the current and expected state of the economic environment may contribute to a continued slowing of growth rates in 2009 for the total worldwide domain name zone as well as for the .com and .net domain name zones under our management, even as we continue to add to the net names in our domain name zones in absolute terms. We continue to experience growth in targeted international markets where we have focused efforts to develop regions of growth with potential in both our .com and .net domain name zones over time.

Our Naming Services revenues increased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to a 7% year-over-year increase in the number of active domain names ending in .com and ..net and increases in our .com and .net registry fees in October 2008 of 7% and 10%, respectively, to $6.86 and $4.23, respectively as per our agreements with ICANN.

Authentication Services

Our Authentication Services revenues increased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to an 11% year-over-year increase in the installed base of SSL certificates and increased demand for our unified authentication and identity protection services.

Business Authentication Services

Revenues related to our Business Authentication Services are derived from licensing and service fees charged to our customers for the issuance of SSL certificates that authenticate their identity to the third parties with whom they carry out secured transactions. Revenues in the Business Authentication Services are related to fees charged per certificate, which are based upon a number of factors, including: (i) the brand name under which the certificate is issued, which determines the level of encryption and rigor of authentication; (ii) the number of servers authenticated, and (iii) the duration of the certification.

The following table compares the approximate installed base of SSL certificates in our Business Authentication Services as of June 30, 2009 and 2008:

	June 30,		% Change
	2009	2008
Installed base of SSL certificates	1,172,000	1,056,000	11%

During the three and six months ended June 30, 2009, our installed base of SSL certificates from our GeoTrust® and thawte® brands increased at a higher rate than our higher-priced VeriSign® brand, and as a result, our average-unit-revenue decreased compared to prior periods. We expect that the number of our SSL certificates issued will continue to increase at a higher rate than the revenues recognized from our Business Authentication Services. As we have a market share leadership at the high end of the SSL certificates market, our unit growth rate for the high end is limited by the overall segment growth. In the mid and low segments, we expect to see good growth opportunities for market share gains as these markets are growing faster than the high end market. Our Extended Validation (“EV”) SSL certificate sales, while still a small portion of our Business Authentication Services, continue to increase year-over-year. Due to the effect of the economic slowdown, however, EV SSL certificates’ adoption has slowed as large-scale customers delay their orders. We expect the mainstream adoption of EV SSL certificates will be deferred until we see improvements in the macro-economic environment. The weakening economy is affecting our Business Authentication Services and, while we expect to experience growth, we expect those growth rates to decline in 2009 compared to 2008.

User Authentication Services

Revenues related to our User Authentication Services are derived from one-time credential sales to customers seeking network services and one-time set-up fees. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee. Our managed PKI services are characterized by lower growth rates than other product lines within User Authentication Services, reflecting the greater maturity of our managed PKI services. We expect User Authentication Services revenues to continue to grow in 2009 primarily from growth in our VeriSign Identity Protection (“VIP”) services and fraud detection services, but at a lower growth rate than in 2008.

Other Services

Other services revenues are derived from our non-core Pre-Pay Services business as well as legacy products and services from divested businesses. We are in the process of winding down the operations of our Pre-Pay Services business.

Other services revenues decreased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to a decrease in revenues from our Pre-Pay Services business resulting from management’s decision to wind down the business, the divestiture of our CDN business in 2008 and termination of revenues from a service agreement with our former Jamba joint ventures.

Our expectations and trends for our segments are based on what we are observing and can project about the current macro-economic environment. Our outlook is subject to broader changes in the market and could alter significantly over time.

Geographic Revenues

We operate in the U.S.; Australia, Japan and Asia Pacific (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries.

A comparison of our geographic revenues is presented below:

	Three Months Ended June 30,		% Change
	2009	2008
	(Dollars in thousands)
U.S.	$151,872	$141,831	7%
EMEA	53,527	51,286	4%
APAC	33,654	33,780	(0)%
Other	17,566	15,136	16%

Total revenues	$256,619	$242,033	6%

	Six Months Ended June 30,		% Change
	2009	2008
	(Dollars in thousands)
U.S.	$301,236	$280,390	7%
EMEA	106,534	100,382	6%
APAC	69,339	65,855	5%
Other	34,505	30,671	13%

Total revenues	$511,614	$477,298	7%

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from the U.S. increased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to increases in revenues from our Naming Services and Authentication Services. Revenues from the EMEA region increased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to an increase in revenues from our Naming Services. Revenues from the APAC region increased during the six months ended June 30, 2009, as compared to the same period last year, primarily due to an increase in revenues from our Authentication Services. Revenues from Other regions increased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to increases in revenues from our Naming Services and Authentication Services.

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

A comparison of cost of revenues is presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
Cost of revenues	$57,476	$55,748	3%	$117,784	$115,233	2%

Cost of revenues increased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to increases in registry fees paid to ICANN to maintain domain name registrations and outside consulting costs, and telecommunication expenses, partially offset by decreases in salary and employee benefits, and allocated overhead expenses. Registry fees paid to ICANN increased primarily due to an increase in the number of .com and .net domain names registered coupled with an increase in the cost of registry fees effected in the latter half of fiscal 2008 per the ICANN agreement. Outside consulting costs increased primarily resulting from an increase in projects associated with our Naming Services. Telecommunication expenses increased primarily due to increased spending on capacity for global constellation sites that support our .com and .net registries and an increase in expenses to support our new data centers that became operational in the latter half of 2008. Salary and employee benefits, which include stock-based compensation, and allocated overhead expenses decreased primarily due to a reduction in average headcount resulting from the 2008 restructuring plan and decreased corporate overhead expenses.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$45,299	$43,550	4%	$83,326	$92,133	(10)%

Sales and marketing expenses increased during the three months ended June 30, 2009, as compared to the same period last year, primarily due to an increase in advertising and marketing expenses, partially offset by a decrease in salary and employee benefits and travel expenses. Advertising and marketing expenses increased primarily due to increased spending as a result of management’s strategy to increase market penetration of our Business Authentication Services. Salary and employee benefits, which include stock-based compensation, decreased primarily due to lower average headcount resulting from the 2008 restructuring plan. Travel expenses decreased primarily due to lower average headcount and management’s cost-saving initiatives.

Sales and marketing expenses decreased during the six months ended June 30, 2009, as compared to the same period last year, primarily due to a decrease in salary and employee benefits, and travel expenses. Salary and employee benefits, which include stock-based compensation, decreased primarily due to lower average headcount resulting from the 2008 restructuring plan and the divestiture of our Content Delivery Network (“CDN”) business in April 2008. Travel expenses decreased primarily due to lower average headcount and management’s cost-saving initiatives.

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

A comparison of research and development expenses is presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
Research and development	$23,234	$23,540	(1)%	$48,036	$48,764	(1)%

Research and development expenses decreased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to decreases in salary and employee benefits, partially offset by an increase in depreciation expenses. Salary and employee benefits, which include stock-based compensation, decreased primarily due to lower average headcount resulting from the 2008 restructuring plan, the divestiture of our CDN business in April 2008, and the ongoing wind-down of our Pre-Pay Services business. Depreciation expenses increased primarily due to an increase in capitalized projects placed into service during the latter half of 2008.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$42,939	$48,574	(12)%	$92,087	$103,065	(11)%

General and administrative expenses decreased during the three and six months ended June 30, 2009, as compared to the same periods last year, primarily due to decreases in salary and employee benefits, and contractor and professional services; partially offset by an increase in legal expenses. Salary and employee benefits, which include stock-based compensation, decreased primarily due to lower average headcount resulting from the 2008 restructuring plan. Contractor and professional services decreased primarily due to decreased professional services costs incurred for accounting and auditing services. Legal expenses increased primarily due to reversals of certain previously accrued litigation expenses recorded in the first half of 2008.

Restructuring, impairments and other charges

A comparison of restructuring, impairments and other charges is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Restructuring charges for continuing operations	$408	$6,054	$5,183	$22,315
Other charges for continuing operations	62	79,069	62	79,069

Total restructuring and other charges for continuing operations	470	85,123	5,245	101,384

Restructuring charges for discontinued operations	3,317	13,160	2,913	23,364
Impairments for discontinued operations	—	45,793	—	45,793

Total restructuring charges and impairments for discontinued operations	3,317	58,953	2,913	69,157

Total consolidated restructuring, impairments and other charges	$3,787	$144,076	$8,158	$170,541

Restructuring Charges

As part of our divestiture strategy, we initiated a restructuring plan in the first quarter of 2008 (“2008 Restructuring Plan”) which includes workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table above are substantially related to the 2008 Restructuring Plan. Through June 30, 2009, we recorded $77.7 million in restructuring charges, inclusive of amounts for discontinued operations, under our 2008 Restructuring Plan.

The following table presents the nature of the restructuring charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Continuing operations:
Workforce reduction—severance and benefits	$321	$3,745	$3,131	$15,753
Workforce reduction—stock-based compensation	68	1,138	798	4,562

Total workforce reduction	389	4,883	3,929	20,315
Excess facilities	19	274	1,254	288
Other exit costs	—	897	—	1,712

Total restructuring charges for continuing operations	$408	$6,054	$5,183	$22,315

Discontinued operations:
Workforce reduction—severance and benefits	$2,716	$9,297	$2,183	$19,084
Workforce reduction—stock-based compensation	389	3,863	591	4,280

Total workforce reduction	3,105	13,160	2,774	23,364
Excess facilities	212	—	139	—
Other exit costs	—	—	—	—

Total restructuring charges for discontinued operations	$3,317	$13,160	$2,913	$23,364

Consolidated:
Workforce reduction—severance and benefits	$3,037	$13,042	$5,314	$34,837
Workforce reduction—stock based compensation	457	5,001	1,389	8,842

Total workforce reduction	3,494	18,043	6,703	43,679
Excess facilities	231	274	1,393	288
Other exit costs	—	897	—	1,712

Total consolidated restructuring charges	$3,725	$19,214	$8,096	$45,679

As part of the 2008 Restructuring Plan, we anticipate recording additional charges related to our workforce reduction, excess facilities and other exit costs through 2009. While the estimate of these charges is not yet finalized, the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Impairments and Other Charges

During the three and six months ended June 30, 2008, we recorded a goodwill impairment charge of $45.8 million in discontinued operations related to our divested Post-Pay business.

During the three and six months ended June 30, 2008, we recorded a loss of $79.1 million in continuing operations as a result of the sale of certain Mountain View facilities. The sale of the Mountain View facilities was consummated as a result of our 2008 Restructuring Plan to divest or wind down our non-core businesses.

Other loss, net

Other loss, net, consists primarily of interest earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, net gains or losses on the divestiture of certain businesses, realized and unrealized gains and losses on the contingent interest derivative on the Convertible Debentures, income from transition services agreements, and the net effect of foreign currency gains and losses. The net effect of foreign currency gains and losses is included in Other, net, in the table below.

A comparison of other loss, net, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Interest income .	$1,126	$2,728	$2,569	$11,023
Interest expense	(11,805)	(10,824)	(23,610)	(21,745)
Net gain on divestiture of businesses	—	2,127	909	954
Unrealized (loss) gain on contingent interest derivative on convertible debentures	(125)	246	1,049	2,084
Income from transition services agreements .	1,056	1,366	1,838	1,366
Other, net	(518)	(862)	2,686	(2,540)

Total other loss, net .	$(10,266)	$(5,219)	$(14,559)	$(8,858)

Other loss, net, increased during the three months ended June 30, 2009, as compared to the same period last year. During the three months ended June 30, 2009, interest income decreased primarily due to lower average interest rates. During the three months ended June 30, 2008, we recorded a gain on divestiture of our CDN business.

Other loss, net, increased during the six months ended June 30, 2009, as compared to the same period last year, primarily due to a decrease in interest income that resulted from lower average interest rates, partially offset by a gain recorded upon termination of the acquisition agreement entered into with Certicom during the first quarter of 2009.

Income taxes

During the three and six months ended June 30, 2009, we recorded income tax expense for continuing operations of $29.6 million and $53.1 million, respectively. During the three and six months ended June 30, 2008, we recorded income tax benefit for continuing operations of $8.1 million and $1.4 million, respectively.

The increase in income tax expense during the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, was primarily attributable to the increase in income from continuing operations before income taxes. On February 20, 2009, the State of California enacted changes in tax laws that are expected to have a beneficial impact on our effective tax rate beginning in 2011. As a result, we revalued certain state deferred tax assets and liabilities that are expected to reverse after the effective date of the change, and recognized a discrete income tax benefit adjustment of $4.1 million during the six months ended June 30, 2009.

(Loss) income from discontinued operations, net of tax

As of June 30, 2009, businesses classified as held for sale and presented as discontinued operations included the following: GSC, MSS (sold in July 2009), and Messaging Services. Businesses that have been divested and whose results of operations are reflected as discontinued operations for all periods presented, include the following: Communications Services, Communications Consulting, Digital Brand Management Services, EMEA Mobile Media, International Clearing, Post-Pay, RTP Services and Self-Care and Analytics.

The following table presents the revenues and the components of (Loss) income from discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenues	$69,783	$148,885	$172,437	$307,096

Income (loss) before income taxes	$10,745	$(45,516)	$33,637	$(50,937)
Income tax expense (benefit)	5,307	(3,623)	13,283	(8,924)

Income (loss) from discontinued operations	5,438	(41,893)	20,354	(42,013)

Gain (loss) on sale of discontinued operations and estimated (losses) reversals on assets held for sale, before income taxes	22,087	(13,820)	26,071	(39,801)
Income tax expense (benefit)	36,057	(552)	36,331	(2,964)

Loss on sale of discontinued operations	(13,970)	(13,268)	(10,260)	(36,837)

Total (loss) income from discontinued operations, net of tax	$(8,532)	$(55,161)	$10,094	$(78,850)

During the three and six months ended June 30, 2009, we recorded net gains on disposals including net reversals of estimated losses on disposal, of $22.1 million and $26.1 million, respectively, which are included in discontinued operations. During the three and six months ended June 30, 2008, we recorded net losses on disposals, including estimated losses on disposal, of $13.8 million and $39.8 million, respectively, which are included in discontinued operations. Net gains on disposal are recorded on the date the sale of the disposal group is consummated. Full or partial reversals of previously reported estimated losses on disposals are recorded upon changes in the fair values and/or carrying values of the disposal groups. See Note 3, “Assets Held for Sale and Discontinued Operations,” of our Notes to Condensed Consolidated Financial Statements for further information on our discontinued operations.

The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current economic environment and potential continued deterioration of the credit markets.

Liquidity and Capital Resources

	June 30, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$1,308,352	$789,068
Restricted cash	2,061	1,858

Total	$1,310,413	$790,926

As of June 30, 2009, our principal source of liquidity was $1.3 billion of cash and cash equivalents and restricted cash.

During the six months ended June 30, 2009, we received $235.5 million in cash upon divestiture of businesses, net of $1.7 million of cash contributed.

During the six months ended June 30, 2009, we received distributions of $13.9 million and $104.0 million from the Primary Fund and the International Fund, respectively.

During the three and six months ended June 30, 2009, we repurchased approximately 0.9 million shares of our common stock at an average stock price of $23.15 per share for an aggregate of $20.0 million under the 2006 Stock Repurchase Program.

In summary, our cash flows were as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$121,265	$246,957
Net cash provided by investing activities	309,120	49,897
Net cash provided by (used in) financing activities	92,736	(1,056,576)
Effect of exchange rate changes on cash and cash equivalents	(3,837)	4,017

Net increase (decrease) in cash and cash equivalents	$519,284	$(755,705)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

Net cash provided by operating activities decreased during the six months ended June 30, 2009, compared to the same period last year, primarily due to a decrease in cash received from customers resulting from a decrease in consolidated revenues, inclusive of revenues from discontinued operations, coupled with the timing of receipts from customers. The decrease in cash receipts was partially offset by a decrease in cash payments to suppliers and employees primarily resulting from lower headcount during the six months ended June 30, 2009.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses; timing of purchases, maturities and sales of investments; and purchases of property and equipment.

Net cash provided by investing activities increased during the six months ended June 30, 2009, compared to the same period last year, primarily due to an increase in proceeds received upon divestiture of businesses, distributions from the Primary Fund and the International Fund and a decrease in cash paid for purchases of property and equipment. During the three and six months ended June 30, 2008, we sold certain property and equipment in our Mountain View, California, location.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activities.

Net cash provided by financing activities increased during the six months ended June 30, 2009, compared to the same period last year, primarily due to excess tax benefits on stock-based compensation and a decrease in stock repurchases, partially offset by a decrease in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plans.

Other Liquidity and Capital Resources Information

Our credit facility is available for cash borrowings up to a maximum of $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. As of June 30, 2009, we had no outstanding borrowings under our credit facility and we had utilized $4.1 million for outstanding letters of credit.

Future operating lease payments include payments related to leases on excess facilities included in restructuring. If sublease rates decrease in these markets, or if it takes longer than expected to sublease these facilities, the actual lease expense relating to our excess facilities under our restructuring plans could exceed this estimate by an additional $2.9 million over the next eight years. Cash payments totaling $9.0 million related to the abandonment of excess facilities under our restructuring plans will be paid over the next eight years. See Note 4, “Restructuring, Impairments and Other Charges,” of our Notes to Condensed Consolidated Financial Statements.

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

There have been no significant changes in our market risk exposures during the three and six months ended June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation, with the participation of our Chief Executive Officer, on an interim basis (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	the mix of all our services sold during a period;

•	seasonal fluctuations in business activity;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	changes in marketing expenses related to promoting and distributing our services;

•	customer renewal rates and turnover of customers of our services;

•	potential attacks by hackers, which could threaten the perceived reliability of our products and services;

•	continued development of our direct and indirect distribution channels for our products and services, both in the U.S. and abroad;

•	changes in the level of spending for information technology-related products and services by enterprise customers;

•	the impact of price changes in our products and services or our competitors’ products and services; and

•	the impact of decisions by channel partners and resellers to offer competing products or modify their marketing practices.

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

In addition, to the extent that the economic downturn impacts specific industry and geographic sectors in which many of our customers are concentrated, that may further negatively impact our business. If the economic and market conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results and financial position as a consequence of the above factors or otherwise.

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

As of June 30, 2009, we had 886 or 32% of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues are not always denominated in U.S. dollars; and some of our costs are denominated in foreign currencies;

•	difficulty in repatriating profits to the U.S.;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

•	the DOC could not renew its agreement with ICANN, in which case there would no longer be DOC oversight of ICANN;

•

one or more of the Registry Agreements may not renew when they expire in 2011 (.net) and 2012 (.com and .name), which in the case of ..com or .net, could have a material adverse effect on our business;

•	ICANN’s relationship with the DOC could terminate and another entity could exercise oversight of ICANN;

•

the U.S. Government could refuse to transfer certain responsibilities for DNS administration to ICANN due to security, stability or other reasons, which could result in fragmentation or other instability in DNS administration;

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

As a result of these and other risks, it may be difficult for us to introduce new services in our domain name registry business and we could also be subject to additional restrictions, which may not also apply to our competitors, on how this business is conducted.

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

Services offered by our 3IS segment rely on the continued integrity of public key cryptography technology and various hashing algorithms that may be compromised or proven obsolete over time.

Services offered by our 3IS segment depend on public key cryptography technology. With public key cryptography technology, a user possesses a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user’s private key and ensuring that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as “factoring.” This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method or other method be developed which make currently used asymmetric key sizes such as 1024, 2048 and 4096 bits inadequate, the security of encryption products utilizing public key cryptography technology may require significant modifications or would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing PKI services obsolete or unmarketable. Likewise, hashing algorithms, such as SHA1 or SHA2, are also utilized in public key cryptography technology and as new methods of attacking these algorithms are created, it could render our PKI services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed that make attacks practical, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

Undetected or unknown defects in our services could harm our business and future operating results.

Services as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in compromised customer data, loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. The performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our services, which typically involves working with sophisticated software, computing and communications systems. Our failure or inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

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

The reliance of our Messaging Services on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

The success of our Messaging Services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, Sprint Nextel Corporation and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers.

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

We are involved in a number of investigations, claims and lawsuits against us that may result in adverse outcomes.

In addition to intellectual property litigation and infringement claims, we are involved in a number of investigations, claims and lawsuits. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in some or all of these investigations, claims and lawsuits may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Additionally, these investigations, claims and lawsuits may involve significant expense and diversion of management’s attention and resources from other matters.

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

Under the .com, .net and .name Registry Agreements, we are prohibited from holding a greater than 15% ownership interest in an ICANN accredited registrar. This prohibition on cross-ownership currently applies to all sixteen ICANN gTLDs, but does not apply to ccTLDs. If other gTLD registries were allowed to acquire registrars, access to certain distribution channels could be adversely affected or blocked.

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

The future growth of our VeriSign Identity Protection (“VIP”) services, which form a part of User Authentication Services, depends in part on the commercial success and acceptance, and reliability of our VIP services. Our VIP services will suffer if our target customers do not use our VIP services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VIP services. We are not certain that our target customers will choose our VIP services or continue to use our VIP services once adopted.

Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could suffer.

We target our 3IS segment at the market for trusted and secure e-commerce and communications over IP and other networks. Our Naming Services business is developing managed services in emerging markets that involve naming and directory services other than registry and related infrastructure services. Our Authentication Services business is working to expand our portfolio of business and consumer based authentication solutions through the development of new services that build on or complement current offerings. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

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

We have experienced changes in our senior management team, and these changes may result in operating inefficiencies.

In August 2009, Mr. McLaughlin, our current President and Chief Operating Officer, was appointed Chief Executive Officer and effective August 17, 2009, will be President and Chief Executive Officer. Concurrently with this appointment, the Board of Directors accepted Mr. Bidzos’ resignation from the position of Chief Executive Officer on an interim basis, and appointed him to the position of Executive Chairman, effective August 17, 2009. In addition, on August 4, 2009 and effective immediately, Mr. Robins, our current acting Chief Financial Officer and Senior Vice President, Finance, was appointed Chief Financial Officer and Executive Vice President. During the period of transition following these appointments, we may experience operational inefficiencies as these executives familiarize themselves with their new roles.

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

General: Several of our current and potential competitors have longer operating histories and/or significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, the demand for our products and services might be substantially reduced and the ability to distribute our products successfully and the utilization of our services would be substantially diminished.

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

Additional competition to our business may arise from the upcoming introduction of new Internationalized Domain Name TLDs (“IDN TLDs”) and new gTLDs by ICANN. These new domain extensions could become available by the first half of 2010. We do not yet know the impact, if any, these new domain extensions may have on our business, but the increase of name availability in the marketplace could introduce new choices for end-users as well as create end-user confusion around brand preference, which could have a material adverse effect on our business. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

Competition in Authentication Services: Our Business Authentication Services and User Authentication Services are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure e-commerce and telecommunications over wireline and wireless IP networks. Principal competitors generally fall within one of the following categories: (1) companies such as RSA, the security division of EMC, and Entrust Technologies, which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as Digital Signature Trust Company (a subsidiary of IdenTrust Inc.) that primarily offer digital certificate and certification authority-related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including domain name registrars.

The market for Business Authentication Services and User Authentication Services is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, AOL and

Microsoft have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products. If these or other companies introduce new products or services that compete with our Authentication Services, our business could be materially harmed.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their websites could also promote products and services of our competitors or charge us substantial fees for promotions in the future.

Competition in Messaging Services: The market for messaging services is extremely competitive. Competitors include companies that deliver various mobile messaging services in a range of domestic and international markets, such as Sybase, Syniverse, Aicent, mBlox, Open Market, Clickatell, and OpenWave. This business also faces competition from mobile network operators such as AT&T, Verizon Wireless, Sprint Nextel Corporation, T-Mobile, Vodafone, and others who may elect to internally develop services that would be competitive to our Messaging Services.

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

We may not be able to achieve the full strategic and financial benefits we expect from the divestiture of VeriSign’s non-core businesses. For example, we have encountered and may continue to encounter difficulties identifying buyers for certain businesses or be unable to sell businesses identified for divestiture, and there can be no assurance that analysts and investors will place greater value on VeriSign following completion of the divestiture plan than the value placed on us pre-divestiture.

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

Under the agreements reached with buyers for certain businesses divested under the divestiture plan, we are restricted from competing, either directly or indirectly, with those businesses or from entering certain market sectors for a defined period of time pursuant to negotiated non-compete arrangements. It is possible that the Company will be subject to similar restrictions with respect to other businesses as they are divested.

Risks related to our securities

We have a considerable number of common shares subject to future issuance.

As of June 30, 2009, we had one billion authorized common shares, of which 192.2 million shares were outstanding. In addition, of our authorized common shares, 36.5 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $500.0 million. As of June 30, 2009, we had no outstanding borrowings under the Facility and we had utilized $4.1 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

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

New accounting pronouncements could, when adopted, require us to implement different accounting methods which could have a material adverse impact on future or past results of operations, which could in turn materially adversely affect the trading price of our common stock.

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

Our Messaging Services business depends on agreements with many different third parties, including wireless carriers. If these agreements are terminated or not renewed, or are amended to require us to change the way our Messaging Services are offered to customers, our business could be harmed.

Our Messaging Services business depends on our ability to enter into and maintain agreements with many different third parties including wireless carriers and other mobile phone service providers, upon which this business is highly dependent for billing its customers.

These agreements are typically for a short term, or are otherwise terminable upon short notice, and in the case of agreements with carriers, other mobile phone service providers and content developers, are nonexclusive. If these third parties reduce their commitment to us, terminate their agreements with us or enter into similar agreements with our competitors, our Messaging Services business could be materially harmed.

A significant portion of revenue for our Messaging Services business is derived from a small number of customers. If one or more of these customers terminates their agreement with us, our business could be harmed.

Revenue related to our Messaging Services business is concentrated in a small number of customers. If any of these customers experiences a substantial adverse change in their economic condition or terminates their relationship with us, our Messaging Services business could be materially harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2006, the Board of Directors authorized the 2006 Stock Repurchase Program (the “2006 Stock Repurchase Program”) with no expiration date to repurchase up to $1.0 billion of our common stock. During the three months ended June 30, 2009, we repurchased approximately 0.9 million shares of our common stock at an average stock price of $23.15 per share for an aggregate cost of $20.0 million under the 2006 Stock Repurchase Program. As of June 30, 2009, approximately $250.0 million remained available for further repurchases under the 2006 Stock Repurchase Program.

On January 31, 2008, the Board of Directors of VeriSign authorized the 2008 Stock Repurchase Program (the “2008 Stock Repurchase Program”) with no expiration date having an aggregate purchase price of up to $600.0 million of our common stock. On August 5, 2008, our Board of Directors authorized additional stock repurchases under our 2008 Stock Repurchase Program having an aggregate purchase price of up to $680.0 million of our common stock. As of June 30, 2009, $680.0 million remained available for further repurchase under the 2008 Stock Repurchase Program.

The following table presents the share repurchases during the three months ended June 30, 2009.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1—30, 2009	—	$—	—	$950.0 million
May 1—31, 2009	691,773	$23.10	691,773	$934.0 million
June 1—30, 2009	171,974	$23.36	171,974	$930.0 million

	863,747		863,747

(1)	Represent shares repurchased under the 2006 Stock Repurchase Program.

(2)	Represents the remaining amount available for further repurchases under the 2008 and 2006 Stock Repurchase Programs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders was held on May 28, 2009, at our corporate offices, located at 487 East Middlefield Road, Mountain View, California. Two proposals were voted on at the meeting. The results of each proposal are as follows:

Proposal No. 1 to elect seven directors of VeriSign, each to serve a one-year term, or until a successor has been elected and qualified or until the director’s earlier resignation or removal, was approved by the stockholders. The nominees received the following votes:

	For	Withheld
D. James Bidzos	162,978,285	7,434,992
William L. Chenevich	158,837,318	11,575,959
Kathleen A. Cote	164,101,816	6,311,461
Roger H. Moore	160,249,634	10,163,643
John D. Roach	168,762,371	1,650,906
Louis A. Simpson	161,463,212	8,950,065
Timothy Tomlinson	168,377,001	2,036,276

In Proposal No. 2, stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. This proposal received the following votes:

Votes
For	165,742,974
Against	4,160,119
Abstain	510,183

Abstentions and broker non-votes were included in the determination of the number of shares represented at the meeting for purposes of determining the presence of a quorum at the Annual Meeting of Stockholders.

ITEM 5.	OTHER INFORMATION

Appointment of President and Chief Executive Officer

On August 4, 2009, our Board of Directors appointed Mark D. McLaughlin, our current President and Chief Operating Officer, as Chief Executive Officer, effective August 17, 2009. From August 17, 2009, Mr. McLaughlin will be President and Chief Executive Officer, and will cease to have the title of Chief Operating Officer. Mr. McLaughlin, 43, has served as President and Chief Operating Officer of the Company since January 14, 2009. From November 1, 2008 and until his appointment as President and Chief Operating Officer, Mr. McLaughlin served as a consultant to the Company. From January 2007 through November 2007, he served as the Company’s Executive Vice President, Products and Marketing. From May 2006 to January 2007, he served as the Company’s Executive Vice President and General Manager, Information Services. From December 2004 to May 2006, he served as the Company’s Senior Vice President and General Manager, Information Services. From November 2003 through December 2004, Mr. McLaughlin was the Company’s Senior Vice President and Deputy General Manager of Information Services. From 2002 to 2003, he served as the Company’s Vice President, Corporate Business Development and from 2000 to 2001 he was Vice President, General Manager of VeriSign Payment Services. Prior to joining the Company, Mr. McLaughlin was the Vice President, Business Development of Signio, an Internet payment company acquired by the Company in February 2000.

In connection with Mr. McLaughlin’s appointment as Chief Executive Officer, the Company’s independent directors approved the following compensation package effective with his appointment: (a) a cash salary of $750,000 per annum, (b) eligibility for a target bonus of 100% of his annual base salary, and (c) a grant of 30,000 restricted stock units, which will vest annually over a four-year period from the date of the grant, subject to Mr. McLaughlin continuing to be employed by the Company. The stock options and restricted stock units will be granted pursuant to the Company’s 2006 Equity Incentive Plan and will have a grant date of August 17, 2009.

Mr. McLaughlin will also enter into a Change-in-Control and Retention Agreement in connection with his appointment as Chief Executive Officer, the terms of which are identical to the terms contained in the Company’s form of Change-in-Control and Retention Agreements for VeriSign Section 16 Executive Officers (the “CIC Agreement”), as previously approved by the Compensation Committee on August 24, 2007 and disclosed in the Current Report on Form 8-K, filed with the SEC on August 30, 2007, except that Mr. McLaughlin’s agreement will provide for cash severance of two times his base salary plus bonus and continuation of health benefits for Mr. McLaughlin and his dependents for two years. In addition, Mr. McLaughlin’s agreement will reflect the change to the CIC Agreement approved by the Company’s Board of Directors on August 4, 2009 whereby the threshold for triggering a “Change-in-Control” through the acquisition of shares will be triggered when a person, other than a trustee or other fiduciary holding securities of the Company or its subsidiaries, becomes the beneficial owner, directly or indirectly, of securities of the Company representing at least thirty-five percent (35%) of (a) the then-outstanding shares of common stock of the Company, or (b) the combined voting power of the Company’s then-outstanding shares.

Mr. McLaughlin provided consulting services to the Company from November 1, 2008 to January 13, 2009, and pursuant to this arrangement received cash payments of $60,000 per month.

In connection with Mr. McLaughlin’s resignation from the Company on December 1, 2007, VeriSign entered into a Separation and General Release Agreement (the “Separation Agreement”) with Mr. McLaughlin, effective December 8, 2007. Pursuant to the terms of the Separation Agreement, Mr. McLaughlin (a) provided consulting services to VeriSign from December 2, 2007 to December 1, 2008 and received an aggregate of $60,000 for such services; (b) received accelerated vesting of 19,811 shares subject to outstanding stock options with a weighted average exercise price of approximately $22.54 per share and (c) was paid a bonus for 2007 of $145,800. Mr. McLaughlin received $234,941 to compensate him for his election as of December 31, 2006 to increase the exercise price of certain of VeriSign stock options (“Affected Options”) in order to avoid unfavorable tax consequences under Section 409A of the Internal Revenue Code as well as to reimburse him (on a fully grossed-up basis) for the estimated amount of tax owed in connection with his exercise in 2006 of certain Affected Options. In addition, Mr. McLaughlin executed a release in favor of the Company and agreed not to solicit the Company’s employees, consultants and employees for 12 months after his resignation date.

Appointment to the Board of Directors

By resolution, the Board of Directors increased the size of the Board from 7 members to 8 members and the Corporate Governance and Nominating Committee appointed Mr. McLaughlin to fill the new directorship effective August 4, 2009. Mr. McLaughlin will not serve on any Committees of the Board of Directors and will not receive any compensation in connection with his service on the Board.

Appointment of Executive Chairman and Resignation of Chief Executive Officer, on an Interim Basis

Concurrently with the appointment of Mr. McLaughlin as Chief Executive Officer, the Board of Directors accepted the resignation of D. James Bidzos from the position of Chief Executive Officer, on an interim basis, effective August 17, 2009. The Board of Directors also approved the appointment of Mr. Bidzos to the position of Executive Chairman of the Company, effective August 17, 2009, upon his resignation from the position of Chief Executive Officer. Mr. Bidzos was previously Executive Chairman on an interim basis.

On June 30, 2008, the Board appointed Mr. D. James Bidzos as the Company’s Executive Chairman, President and Chief Executive Officer on an interim basis. On January 14, 2009, Mr. Bidzos resigned from his position as President on an interim basis, which is the date that Mr. McLaughlin commenced employment at the Company as President and Chief Operating Officer. Mr. Bidzos, 54, has served as Chairman of the Board since August 2007. Mr. Bidzos served as Vice Chairman of the Board from December 2001 to August 2007, and was Chairman of the Board from April 1995 to December 2001. Mr. Bidzos served as Vice Chairman of RSA Security, an Internet identity and access management solution provider, from March 1999 to May 2002 and Executive Vice President from July 1996 to February 1999. Prior thereto, he served as President and Chief Executive Officer of RSA Data Security from 1986 to February 1999.

In connection with Mr. Bidzos’ appointment as Executive Chairman, the Company’s independent directors approved the following compensation package effective with his appointment: (a) a cash salary of $500,000 per annum and (b) a grant of restricted stock units with a value of $2 million based on the closing price of the Company’s common stock on August 17, 2009, which will vest quarterly over a two-year period from the date of the grant, subject to Mr. Bidzos continuing to be affiliated with the Company. The restricted stock units will be granted pursuant to the Company’s 2006 Equity Incentive Plan and will have a grant date of August 17, 2009.

Appointment of Chief Financial Officer and Executive Vice President

On August 4, 2009, our Board of Directors appointed Brian G. Robins, our current acting Chief Financial Officer and Senior Vice President, Finance, as Chief Financial Officer and Executive Vice President, effective

August 4, 2009. Mr. Robins, 39, has served as acting Chief Financial Officer of the Company since April 2008, and has served as Senior Vice President, Finance since August 2007. From January to August 2007, Mr. Robins was Vice President, Finance. Prior to joining VeriSign in January 2007, Mr. Robins was employed by NeuStar, a provider of clearinghouse services for communication service providers and enterprises, in a number of capacities since 2001, including as Vice President of Finance and Treasurer.

In connection with Mr. Robins’ appointment as Chief Financial Officer and Executive Vice President, the Company’s independent directors approved the following compensation package effective with his appointment: (a) a cash salary of $400,000 per annum, (b) eligibility for a target bonus of 75% of his annual base salary, and (c) a grant of 10,000 restricted stock units, which will vest annually over a four-year period from the date of the grant, subject to Mr. Robins continuing to be employed by the Company. The restricted stock units were granted pursuant to the Company’s 2006 Equity Incentive Plan and have a grant date of August 4, 2009.

Mr. Robins will also enter into a Change-in-Control and Retention Agreement in connection with his appointment as Chief Financial Officer, the terms of which are identical to the terms contained in the Company’s CIC Agreement, as previously approved by the Compensation Committee on August 24, 2007 and disclosed in the Current Report on Form 8-K, filed with the SEC on August 30, 2007, except that Mr. Robins’ agreement will reflect the change to the CIC Agreement approved by the Company’s Board of Directors on August 4, 2009 whereby the threshold for triggering a “Change-in-Control” through the acquisition of shares will be triggered when a person, other than a trustee or other fiduciary holding securities of the Company or its subsidiaries, becomes the beneficial owner, directly or indirectly, of securities of the Company representing at least thirty-five percent (35%) of (a) the then-outstanding shares of common stock of the Company, or (b) the combined voting power of the Company’s then-outstanding shares.

Amendment to the Change-in-Control and Retention Agreement

On August 4, 2009, the Company’s Board of Directors approved a change in the Company’s form of CIC Agreement, as previously approved by the Compensation Committee on August 24, 2007. Pursuant to the amendment, the Board raised the threshold for triggering a “Change-in-Control” through the acquisition of shares, such that effective August 4, 2009, a “Change-in-Control” will be triggered when a person, other than a trustee or other fiduciary holding securities of the Company or its subsidiaries, becomes the beneficial owner, directly or indirectly, of securities of the Company representing at least thirty-five percent (35%) of (a) the then-outstanding shares of common stock of the Company, or (b) the combined voting power of the Company’s then-outstanding shares. Prior to the amendment, a “Change-in-Control,” would have been triggered by the beneficial ownership by any such person of at least thirty percent (30%) of the outstanding shares of common stock or combined voting power of the Company’s outstanding shares.

The Board also resolved to apply the thirty-five percent (35%) ownership threshold within the definition of a “Change-in-Control” to the CIC Agreement entered into by Mr. McLaughlin in his position as President and Chief Executive Officer and Mr. Robins in his position as Chief Financial Officer and Executive Vice President. The thirty-five percent (35%) ownership threshold will apply to the Company’s existing Section 16 Officers that are already party to a CIC Agreement effective August 4, 2009, subject to the terms of the CIC Agreement.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description
10.01	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.

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
Brian G. Robins Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.