Form 10-Q
period 2009-09-30
VERISIGN INC/CA
filed 2009-11-06
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 31, 2009
Common stock, $.001 par value	192,345,267

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,432,306	$789,068
Accounts receivable, net of allowance for doubtful accounts of $668 at September 30, 2009 and $1,208 at December 31, 2008	73,247	83,749
Prepaid expenses and other current assets	151,003	268,178
Assets held for sale	240,202	483,840

Total current assets	1,896,758	1,624,835

Property and equipment, net	372,413	385,498
Goodwill	290,214	283,109
Other intangible assets, net	24,681	35,312
Other assets	37,397	38,118

Total long-term assets	724,705	742,037

Total assets	$2,621,463	$2,366,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,592	$263,535
Accrued restructuring costs	5,980	28,920
Deferred revenues	656,751	629,800
Liabilities related to assets held for sale	41,455	49,160
Other current liabilities	2,712	5,463

Total current liabilities	953,490	976,878

Long-term deferred revenues	224,541	215,281
Long-term accrued restructuring costs	3,114	3,037
Convertible debentures, including contingent interest derivative	571,526	568,712
Other long-term liabilities	86,692	84,543

Total long-term liabilities	885,873	871,573

Total liabilities	1,839,363	1,848,451

Commitments and contingencies
Stockholders’ equity:
VeriSign, Inc. and subsidiaries stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 192,271,949 excluding 115,079,736 held in treasury, at September 30, 2009; and 191,547,795 excluding 112,717,587 held in treasury, at December 31, 2008	307	304
Additional paid-in capital	22,009,195	21,891,786
Accumulated deficit	(21,286,483)	(21,439,988)
Accumulated other comprehensive income	9,039	17,111

Total VeriSign, Inc. and subsidiaries stockholders’ equity	732,058	469,213
Noncontrolling interest in subsidiary	50,042	49,208

Total stockholders’ equity	782,100	518,421

Total liabilities and stockholders’ equity	$2,621,463	$2,366,872

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$257,995	$245,934	$769,609	$723,232

Costs and expenses:
Cost of revenues	56,736	57,265	174,520	172,498
Sales and marketing	45,015	41,646	128,341	133,779
Research and development	24,940	21,764	72,976	70,528
General and administrative	42,634	49,677	134,721	152,742
Restructuring, impairments and other charges	10,428	5,909	15,673	107,293
Amortization of other intangible assets	3,112	2,500	9,394	7,675

Total costs and expenses	182,865	178,761	535,625	644,515

Operating income	75,130	67,173	233,984	78,717
Other loss, net	(8,669)	(13,450)	(23,228)	(22,308)

Income from continuing operations before income taxes and loss from unconsolidated entities	66,461	53,723	210,756	56,409

Income tax expense	18,111	8,876	71,213	7,466
Loss from unconsolidated entities, net of tax	—	(2,509)	—	(3,099)

Income from continuing operations, net of tax	48,350	42,338	139,543	45,844
Income (loss) from discontinued operations, net of tax	6,249	(242,613)	16,343	(321,463)

Net income (loss)	54,599	(200,275)	155,886	(275,619)
Less: Net income attributable to noncontrolling interest in subsidiary	(988)	(815)	(2,381)	(2,710)

Net income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	$53,611	$(201,090)	$153,505	$(278,329)

Basic income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$0.25	$0.21	$0.71	$0.22
Discontinued operations	0.03	(1.25)	0.09	(1.62)

Net income (loss)	$0.28	$(1.04)	$0.80	$(1.40)

Diluted income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$0.24	$0.21	$0.71	$0.21
Discontinued operations	0.04	(1.24)	0.08	(1.58)

Net income (loss)	$0.28	$(1.03)	$0.79	$(1.37)

Shares used to compute net income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders:
Basic	192,619	193,853	192,527	198,622

Diluted	193,472	195,930	193,235	202,951

Amounts attributable to VeriSign, Inc. and subsidiaries common stockholders:
Income from continuing operations, net of tax	$47,362	$41,523	$137,162	$43,134
Income (loss) from discontinued operations, net of tax	6,249	(242,613)	16,343	(321,463)

Net income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	$53,611	$(201,090)	$153,505	$(278,329)

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Total Stockholders’ Equity	VeriSign, Inc. and Subsidiaries Stockholders’ Equity						Noncontrolling Interest In Subsidiary
		Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance at December 31, 2008	$50,795	191,548	$304	$21,472,790	$(21,439,410)	$17,111	$50,795	$—
Cumulative adjustment to beginning balance upon adoption of FSP APB 14-1, codified into FASB ASC Subtopic 470-20 (Note 1)	418,418	—	—	418,996	(578)	—	418,418	—
Cumulative adjustment to beginning balance upon adoption of FAS 160, codified into ASC 810 (Note 1)	49,208	—	—	—	—	—	—	49,208

Adjusted balance at December 31, 2008	518,421	191,548	304	21,891,786	(21,439,988)	17,111	469,213	49,208
Comprehensive income:
Net income	155,886	—	—	—	153,505	—	153,505	2,381
Other comprehensive income:	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	(9,039)	—	—	—	—	(8,182)	(8,182)	(857)
Change in unrealized gain on investments, net of tax	207	—	—	—	—	110	110	97

Total comprehensive income	147,054	—	—	—	—	—	145,433	1,621
Issuance of common stock under stock plans	32,906	3,086	3	32,903	—	—	32,906	—
Stock-based compensation	41,449	—	—	41,429	—	—	41,429	20
Dividend declared to noncontrolling interest in subsidiary	(807)	—	—	—	—	—	—	(807)
Income tax associated with stock options	94,759	—	—	94,759	—	—	94,759	—
Repurchase of common stock	(51,682)	(2,362)	—	(51,682)	—	—	(51,682)	—

Balance at September 30, 2009	$782,100	192,272	$307	$22,009,195	$(21,286,483)	$9,039	$732,058	$50,042

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$155,886	$(275,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on divestiture of businesses, net of tax	46,000	(32,853)
Depreciation of property and equipment	52,321	85,593
Amortization of other intangible assets	9,394	22,758
Estimated (reversals) losses on assets held for sale	(33,293)	308,765
Stock-based compensation	39,405	75,368
Loss on sale and impairment of long-lived assets	14,237	80,534
Impairment of goodwill	—	45,793
Excess tax benefit associated with stock-based compensation	(100,583)	(7,094)
Other, net	(5,951)	5,846
Changes in operating assets and liabilities:
Accounts receivable, net	14,519	30,547
Prepaid expenses and other assets	(7,271)	12,093
Accounts payable and accrued liabilities	28,209	(116,273)
Accrued restructuring costs	(22,841)	29,752
Deferred revenues	32,010	97,830

Net cash provided by operating activities	222,042	363,040

Cash flows from investing activities:
Proceeds from maturities and sales of investments	117,901	1,440
Proceeds from sale of property and equipment	—	48,843
Purchases of property and equipment	(66,067)	(88,093)
Reclassification of cash equivalents to short-term investments	—	(248,403)
Proceeds received from divestiture of businesses, net of cash provided	282,178	60,613
Investment in unconsolidated entities	—	(15,679)
Cash received from trust, previously restricted	—	45,000
Other investing activities	(3,300)	5,697

Net cash provided by (used in) investing activities	330,712	(190,582)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plan	32,906	120,591
Repurchases of common stock	(51,682)	(1,276,683)
Proceeds from credit facility	—	200,000
Repayment of short-term debt related to credit facility	—	(200,000)
Excess tax benefit associated with stock-based compensation	100,583	7,094
Dividend paid to noncontrolling interest in subsidiary	(113)	(741)

Net cash provided by (used in) financing activities	81,694	(1,149,739)

Effect of exchange rate changes on cash and cash equivalents	8,790	4,084

Net increase (decrease) in cash and cash equivalents	643,238	(973,197)
Cash and cash equivalents at beginning of period	789,068	1,376,722

Cash and cash equivalents at end of period	$1,432,306	$403,525

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$39,256	$35,677

Dividend payable to noncontrolling interest in subsidiary	$694	$—

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

The Company evaluated subsequent events through November 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

Reclassifications

The Condensed Consolidated Statements of Operations have been reclassified for all periods presented to reflect current discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

During the first quarter of 2009, the Company disaggregated its Enterprise and Security Services (“ESS”) disposal group held for sale, into the following three businesses: (i) Global Security Consulting (“GSC”), (ii) iDefense Security Intelligence Services (“iDefense”) and (iii) Managed Security Services (“MSS”). The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used in 2009. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations for all periods presented.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that objective evidence of fair value exist for the undelivered elements in order to account for those undelivered elements as a single unit of accounting. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. Currently, the Company is evaluating the impact adoption will have on its financial condition and results of operations.

In October 2009, the FASB issued ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude arrangements that contain tangible products for which the software element is “essential” to the functionality of the tangible products. ASU 2009-14 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. Currently, the Company is evaluating the impact adoption will have on its financial condition and results of operations.

Adoption of New Accounting Standards

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” codified into FASB Accounting Standards Codification (“ASC”) 810, Consolidation. The standard requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. The Company reclassified the noncontrolling interest in its consolidated VeriSign Japan subsidiary of $49.2 million to Stockholders’ equity as of December 31, 2008.

Effective January 1, 2009, the Company retroactively adopted FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. The standard specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. The Company’s adoption of the standard affected its 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). The condensed consolidated financial statements have been retroactively adjusted for all periods presented in accordance with the standard. See Note 9, “Junior Subordinated Convertible Debentures,” for further information regarding the adoption of the standard.

The following tables present the effects of the retroactive adjustments to the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008
	As Reported (1)	Adoption of New Accounting Standard (2)		Reclassification to Continuing Operations (3)	As Adjusted
	(In thousands, except per share data)
Revenues	$243,031	$—		$2,903	$245,934
Cost of revenues	55,626	9	(4)	1,630	57,265
Other costs and expenses	119,961	20	(4)	1,515	121,496

Operating income	67,444	(29)		(242)	67,173
Other loss, net	(12,689)	(761	)(5)	—	(13,450)

Income from continuing operations before income taxes and loss from unconsolidated entities	54,755	(790)		(242)	53,723

Income tax expense	9,433	(557	)(6)	—	8,876
Loss from unconsolidated entities, net of tax	(2,509)	—		—	(2,509)

Income from continuing operations, net of tax	42,813	(233)		(242)	42,338
Loss from discontinued operations, net of tax	(242,830)	(25	)(4)	242	(242,613)

Net loss	(200,017)	(258)		—	(200,275)
Less: Net income attributable to noncontrolling interest in subsidiary	(815)	—		—	(815)

Net loss attributable to VeriSign common stockholders	$(200,832)	$(258)		$—	$(201,090)

Basic loss per share attributable to VeriSign common stockholders:
Continuing operations	$0.22	$(0.01)		$—	$0.21
Discontinued operations	(1.26)	0.01		—	(1.25)

Net loss	$(1.04)	$—		$—	$(1.04)

Diluted loss per share attributable to VeriSign common stockholders:
Continuing operations	$0.21	$—		$—	$0.21
Discontinued operations	(1.24)	—		—	(1.24)

Net loss	$(1.03)	$—		$—	$(1.03)

Shares used to compute net loss per share attributable to VeriSign common stockholders:
Basic	193,853				193,853

Diluted	195,930				195,930

	Nine Months Ended September 30, 2008
	As Reported (1)	Adoption of New Accounting Standard (2)		Reclassification to Continuing Operations (3)	As Adjusted
	(In thousands, except per share data)
Revenues	$714,726	$—		$8,506	$723,232
Cost of revenues	167,776	9	(4)	4,713	172,498
Other costs and expenses	466,922	44	(4)	5,051	472,017

Operating income	80,028	(53)		(1,258)	78,717
Other loss, net	(20,069)	(2,239	)(5)	—	(22,308)

Income from continuing operations before income taxes and loss from unconsolidated entities	59,959	(2,292)		(1,258)	56,409

Income tax expense	8,519	(1,053	)(6)	—	7,466
Loss from unconsolidated entities, net of tax	(3,099)	—		—	(3,099)

Income from continuing operations, net of tax	48,341	(1,239)		(1,258)	45,844
Loss from discontinued operations, net of tax	(322,655)	(66	)(4)	1,258	(321,463)

Net loss	(274,314)	(1,305)		—	(275,619)
Less: Net income attributable to noncontrolling interest in subsidiary	(2,710)	—		—	(2,710)

Net loss attributable to VeriSign common stockholders	$(277,024)	$(1,305)		$—	$(278,329)

Basic loss per share attributable to VeriSign common stockholders:
Continuing operations	$0.23	$—		$(0.01)	$0.22
Discontinued operations	(1.62)	(0.01)		0.01	(1.62)

Net loss	$(1.39)	$(0.01)		$—	$(1.40)

Diluted loss per share attributable to VeriSign common stockholders:
Continuing operations	$0.22	$—		$(0.01)	$0.21
Discontinued operations	(1.58)	(0.01)		0.01	(1.58)

Net loss	$(1.36)	$(0.01)		$—	$(1.37)

Shares used to compute net loss per share attributable to VeriSign common stockholders:
Basic	198,622				198,622

Diluted	202,951				202,951

(1)	As reported in or derived from the Company’s 2008 Form 10-K, except per share amounts and Net income attributable to noncontrolling interest in subsidiary. Per share amounts have been adjusted to present the net loss per share attributable to VeriSign common stockholders. Net income attributable to noncontrolling interest in subsidiary has been presented to derive the net loss attributable to VeriSign common stockholders.

(2)	Adjustment upon adoption of FSP APB 14-1, codified into ASC FASB Subtopic 470-20, Debt with Conversion and Other Options.

(3)	Reclassification of the results of operations of the Company’s iDefense business from discontinued operations to continuing operations.

(4)	Cost of revenues, Other costs and expenses and Loss from discontinued operations, net of tax, increased during the three and nine months ended September 30, 2008, due to additional depreciation expense recorded retroactively as result of an increase in capitalized interest costs.

(5)	Other loss, net, increased during the three and nine months ended September 30, 2008, primarily due to additional interest expense recorded retroactively.

(6)	Income tax expense decreased during the three and nine months ended September 30, 2008, primarily due to a decrease in income from continuing operations before taxes.

Note 2. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$1,886	$1,721	$5,349	$6,231
Sales and marketing	2,350	712	7,496	6,931
Research and development	1,789	1,499	4,798	5,803
General and administrative	4,080	4,568	15,048	21,193
Restructuring and other charges	137	3,151	935	8,323

Stock-based compensation for continuing operations	10,242	11,651	33,626	48,481
Stock-based compensation for discontinued operations	1,067	7,386	5,779	26,887

Total consolidated stock-based compensation	$11,309	$19,037	$39,405	$75,368

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options:
Volatility	40%	35%	46%	35%
Risk-free interest rate	2.07%	2.87%	1.56%	2.77%
Expected term	3.29	3.41	3.67	3.29
Dividend yield	Zero	Zero	Zero	Zero
Employee stock purchase plan awards:
Volatility	44%	36%	50%	36%
Risk-free interest rate	0.54%	2.28%	0.50%	2.31%
Expected term	1.25	1.25	1.25	1.25
Dividend yield	Zero	Zero	Zero	Zero

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

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Stock options	$2,897	$3,699	$9,688	$15,664
Employee stock purchase plans	2,468	4,729	7,856	19,423
Restricted stock units	6,044	5,565	22,010	20,751
Stock options/awards acceleration	596	5,808	1,985	21,438
Capitalization (1)	(696)	(764)	(2,134)	(1,908)

Total consolidated stock-based compensation	$11,309	$19,037	$39,405	$75,368

(1)	The capitalized amount is included in Property and equipment, net.

During the nine months ended September 30, 2009 and 2008, the Company modified certain stock-based awards to accelerate the vesting of twenty-five percent (25%) of unvested “in-the-money” stock options outstanding and 25% of unvested restricted stock units outstanding on the termination dates of employees affected by divestitures and workforce reductions. The Company remeasured the fair value of these modified awards and recorded the charges over the future service periods, if any. The modification charges are included in restructuring for continuing operations as well as for discontinued operations.

During the nine months ended September 30, 2008, the Company modified certain stock-based awards outstanding for Mr. William A. Roper, Jr., the former chief executive officer. Pursuant to the settlement agreement with Mr. Roper, the Company accelerated the vesting of Mr. Roper’s then unvested sign-on options, unvested sign-on restricted stock units, first-year options outstanding that would otherwise have vested had Mr. Roper remained employed with the Company through August 8, 2008, and one-third of the first-year restricted stock units outstanding. Upon acceleration of vesting of Mr. Roper’s stock-based awards, the Company recognized an additional amount of $5.4 million of stock-based compensation in general and administrative expenses during the nine months ended September 30, 2008.

Note 3. Assets Held for Sale and Discontinued Operations

In 2007, VeriSign announced a change to its business strategy to allow management to focus its attention on its core competencies and to make additional resources available to invest in its core businesses. This strategy calls for the divesture or winding down of the following remaining non-core businesses in the Company’s portfolio as of September 30, 2009: GSC (sold in October 2009), Messaging Services, and Pre-Pay billing and payment (“Pre-Pay”) Services. The Messaging Services business is comprised of Messaging and Mobile Media (“MMM”) Services (sold in October 2009), Content Portal Services (“CPS”), and Mobile Delivery Gateway (“MDG”) Services. All of the remaining non-core businesses in the Company’s portfolio, except for the Pre-Pay Services business, which the Company is currently in the process of winding down, are classified as disposal groups held for sale as of September 30, 2009, and their results of operations have been classified as discontinued operations for all periods presented.

During the first quarter of 2009, the Company disaggregated its ESS disposal group held for sale into the following three businesses: (i) GSC, (ii) iDefense and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used in 2009. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services for all periods presented.

Completed Divestitures during 2009

On July 6, 2009, the Company sold its MSS business which enables enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on the MSS Business’ security platform and experienced security staff for a net cash consideration of $42.9 million. During the nine months ended September 30, 2009, the Company recorded a loss on sale of $5.3 million, net of an income tax expense of $12.9 million, and reversal of estimated losses on disposal recorded prior to sale.

On May 5, 2009, the Company sold its Real-Time Publisher (“RTP”) Services business which allows organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers. During the nine months ended September 30, 2009, the Company recorded a gain on sale of $7.2 million, net of an income tax benefit of $5.2 million, and reversal of estimated losses on disposal recorded prior to sale.

On May 1, 2009, the Company sold its Communications Services business which provides Billing and Commerce Services, Connectivity and Interoperability Services, and Intelligent Database Services to Transaction Network Services, Inc. (“TNS”) for cash consideration of $226.2 million. During the nine months ended September 30, 2009, the Company recorded a loss on sale of $57.3 million, net of an income tax expense of $55.3 million, and estimated losses on disposal recorded prior to sale. The cash consideration of $226.2 million was determined after certain initial adjustments to reflect the parties’ then-current estimate of working capital associated with the Communications Services business as of the closing date. During the quarter ended September 30, 2009, the Company determined the final working capital adjustment associated with the Communication Services business of $3.8 million which was received by the Company during the quarter.

On April 10, 2009, the Company sold its International Clearing business which enables financial settlement and call data settlement for wireless and wireline carriers. The Company recorded a gain on sale of $12.2 million, net of an income tax benefit of $6.0 million, primarily representing cumulative translation adjustments associated with the business.

Assets Held for Sale

The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Assets:
Accounts receivable	$24,552	$58,588
Other current assets	50,047	63,516
Goodwill	97,712	237,177
Other long-lived assets	67,891	124,559

Total assets held for sale	$240,202	$483,840

Liabilities:
Accounts payable and accrued liabilities	$36,027	$35,853
Deferred revenues	5,428	13,307

Total liabilities related to assets held for sale	$41,455	$49,160

As of September 30, 2009, businesses classified as held for sale and presented as discontinued operations are the following:

Global Security Consulting

The Company’s GSC business helps companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry. On October 1, 2009, the Company sold its GSC business for cash consideration of $4.9 million.

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

On October 23, 2009, the Company sold its MMM Services business for cash consideration of $174.5 million after preliminary adjustments to reflect the parties’ estimate of working capital. The divestiture transaction will be subject to a final adjustment to reflect the actual working capital balance as of the closing date.

Mobile Delivery Gateway Services

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

Content Portal Services

CPS enables a seamless end-to-end business solution focused on providing best-in-class digital content portal services. CPS can be used as a content delivery platform for games, ringtones, and other content services. CPS is provided to mobile carriers and media companies primarily located in Canada.

In October 2009, the Company decided to wind down the operations of the CPS business after termination of active negotiations with a potential buyer. The Company expects the wind-down to be completed no later than the end of 2010.

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

During the three months ended September 30, 2009, the Company recorded net gains on disposal, and net reversals of estimated losses on disposal of $5.0 million which are included in discontinued operations. During the nine months ended September 30, 2009, the Company recorded net losses on disposal, and net reversals of estimated losses on disposal of $5.2 million which are included in discontinued operations. During the three and nine months ended September 30, 2008, the Company recorded net losses on disposal, and estimated losses on disposal, of $236.4 million and $273.2 million, respectively, which are included in discontinued operations. Net gains on disposal are recorded on the date the sale of the disposal group is consummated. Full or partial reversals of previously reported estimated losses on disposal are recorded upon changes in the fair values and/or carrying values of the disposal groups.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues	$40,544	$141,883	$212,981	$448,979

(Loss) income before income taxes	$(5,707)	$10,348	$27,930	$(40,589)
Income tax (benefit) expense	(6,937)	16,583	6,346	7,659

Gain (loss) from discontinued operations	1,230	(6,235)	21,584	(48,248)

Gain (loss) on sale of discontinued operations and estimated (losses) reversals on assets held for sale, before income taxes	17,028	(236,738)	43,099	(276,539)
Income tax expense (benefit)	12,009	(360)	48,340	(3,324)

Gain (loss) on sale of discontinued operations	5,019	(236,378)	(5,241)	(273,215)

Total income (loss) from discontinued operations, net of tax	$6,249	$(242,613)	$16,343	$(321,463)

Note 4. Restructuring, Impairments and Other Charges

A comparison of restructuring, impairments and other charges is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Restructuring charges for continuing operations	$744	$5,895	$5,927	$28,210
Impairments for continuing operations	9,684	—	9,684	—
Other charges for continuing operations	—	14	62	79,083

Total restructuring, impairments and other charges for continuing operations	10,428	5,909	15,673	107,293

Restructuring charges for discontinued operations	2,046	7,058	4,959	30,422
Impairments for discontinued operations	—	—	—	45,793

Total restructuring charges and impairments for discontinued operations	2,046	7,058	4,959	76,215

Total consolidated restructuring, impairments and other charges	$12,474	$12,967	$20,632	$183,508

Restructuring Charges

As part of its divestiture strategy, VeriSign initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) which includes workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table above are substantially related to the 2008 Restructuring Plan. Through September 30, 2009, VeriSign recorded a total of $80.5 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan.

The following table presents the nature of the restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Continuing operations:
Workforce reduction—severance and benefits	$467	$1,408	$3,598	$17,161
Workforce reduction—stock-based compensation	138	3,762	936	8,324

Total workforce reduction	605	5,170	4,534	25,485
Excess facilities	139	979	1,393	1,267
Other exit costs	—	(254)	—	1,458

Total restructuring charges for continuing operations	$744	$5,895	$5,927	$28,210

Discontinued operations:
Workforce reduction—severance and benefits	$1,585	$3,621	$3,768	$22,705
Workforce reduction—stock-based compensation	458	3,437	1,049	7,717

Total workforce reduction	2,043	7,058	4,817	30,422
Excess facilities	3	—	142	—
Other exit costs	—	—	—	—

Total restructuring charges for discontinued operations	$2,046	$7,058	$4,959	$30,422

Consolidated:
Workforce reduction—severance and benefits	$2,052	$5,029	$7,366	$39,866
Workforce reduction—stock based compensation	596	7,199	1,985	16,041

Total workforce reduction	2,648	12,228	9,351	55,907
Excess facilities	142	979	1,535	1,267
Other exit costs	—	(254)	—	1,458

Total consolidated restructuring charges	$2,790	$12,953	$10,886	$58,632

As of September 30, 2009, the consolidated accrued restructuring costs are $9.1 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash	Accrued Restructuring Costs at September 30, 2009
	(In thousands)
Workforce reduction	$25,374	$9,351	$(28,993)	$(1,985)	$3,747
Excess facilities	6,583	1,535	(2,421)	(350)	5,347

Total accrued restructuring costs	$31,957	$10,886	$(31,414)	$(2,335)	$9,094

Included in current portion of accrued restructuring costs					$5,980

Included in long-term portion of accrued restructuring costs					$3,114

Cash payments totaling $8.3 million related to the abandonment of excess facilities will be paid over the respective lease terms, the longest of which extends through 2016. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2009 (remaining 3 months)	$960	$(225)	$735
2010	2,522	(528)	1,994
2011	2,309	(505)	1,804
2012	589	(223)	366
2013	421	(279)	142
Thereafter	942	(636)	306

	$7,743	$(2,396)	$5,347

As part of the 2008 Restructuring Plan, the Company anticipates recording additional charges related to its workforce reduction, excess facilities and other exit costs through 2009. The estimate of these charges is not yet finalized and the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Impairments and Other Charges

The following table presents the consolidated impairments and other charges, inclusive of amounts for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Impairments for continuing operations	$9,684	$—	$9,684	$—
Impairments for discontinued operations	—	—	—	45,793
Other charges for continuing operations	—	14	62	79,083

Total consolidated impairments and other charges	$9,684	$14	$9,746	$124,876

During the three and nine months ended September 30, 2009, the Company recorded an impairment charge of $9.7 million related to its .name generic top-level domain (“gTLD”) intangible asset. See Note 5, “Goodwill and Other Intangible Assets” for further information.

During the nine months ended September 30, 2008, the Company recorded a goodwill impairment charge of $45.8 million in discontinued operations related to its divested Post-Pay business.

During the nine months ended September 30, 2008, the Company recorded a loss of $79.1 million in continuing operations as a result of the sale of certain Mountain View facilities. The sale of the Mountain View facilities was consummated as a result of the 2008 Restructuring Plan to divest or wind down the Company’s non-core businesses.

Note 5. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2009.

(In thousands)
Balance at December 31, 2008	$283,109
Reclassification from assets held for sale	7,000
Other adjustments (1)	105

Balance at September 30, 2009	$290,214

(1)	Other adjustments consist of foreign exchange fluctuations.

During the first quarter of 2009, the Company disaggregated its ESS disposal group held for sale, into the following three businesses: (i) GSC, (ii) iDefense, and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified goodwill of $7.0 million allocated to iDefense as held and used in 2009.

The Company performs its annual impairment review of goodwill pertaining to its Naming Services, Authentication Services and VeriSign Japan reporting units, during the second quarter. During our 2009 annual impairment test, the Company determined that each of the reporting units had a fair value in excess of its carrying value and no further analysis was required.

Due to a strategic change in the planned use of our indefinite-lived .name gTLD intangible asset during the third quarter of 2009, the Company performed an impairment assessment. The Company considered both the market and the income approaches. Based on the income approach using market participant assumptions, which was determined to be the highest and best use of this asset, the Company has concluded that the fair value of the .name gTLD intangible asset has been reduced below its carrying value. The estimated fair value of the intangible asset related to the Company’s .name gTLD intangible asset was computed to be $2.0 million, and as a result the Company recorded an impairment charge of $9.7 million during the quarter ended September 30, 2009. The Company also determined that the intangible asset has a finite life for which amortization costs will be recorded over its estimated useful life on a straight-line basis.

During the second quarter of 2008, the Company recorded a goodwill impairment charge of $45.8 million in discontinued operations relating to its divested Post-Pay reporting unit.

All impairment charges are recorded to Restructuring, impairments and other charges within our condensed consolidated statements of operations.

Note 6. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$25,068	$22,775
Deferred tax assets	70,454	64,482
Non-trade receivables	15,165	13,054
Receivables from buyers	6,233	14,899
Funds held by the Reserve	32,445	150,346
Other	1,638	2,622

Total prepaid expenses and other current assets	$151,003	$268,178

As of September 30, 2009, the Company had an aggregate of $32.4 million held by The Reserve’s Primary Fund (the “Primary Fund”) and The Reserve International Liquidity Fund, Ltd. (the “International Fund”), classified as Prepaid expenses and other current assets due to the lack of an active market for these investments. During the nine months ended September 30, 2009, the Company received distributions of $13.9 million and $104.0 million from the Primary Fund and the International Fund, respectively. During October 2009, the Company received a distribution of $2.4 million from the Primary Fund.

As of September 30, 2009, Receivables from buyers consists of receivables related to sale consideration of $2.5 million and receivables for payments made on behalf of buyers under transition services agreements of $3.7 million for certain divested businesses.

Property and Equipment, Net

The following table presents the detail of Property and equipment, net:

	September 30, 2009	December 31, 2008
	(In thousands)
Land	$133,746	$133,746
Buildings	130,748	135,242
Computer equipment and software	333,775	342,470
Capital work in progress	16,937	16,595
Office equipment, furniture and fixtures	15,005	15,491
Leasehold improvements	53,296	52,690

Total cost	683,507	696,234
Less: accumulated depreciation and amortization	(311,094)	(310,736)

Total property and equipment, net	$372,413	$385,498

Other Assets

Other assets consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Long-term deferred tax assets	$4,990	$2,562
Long-term investments	6,746	5,996
Debt issuance costs	12,545	13,233
Long-term restricted cash	1,895	1,858
Security deposits and other	11,221	14,469

Total other assets	$37,397	$38,118

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Accounts payable	$23,661	$30,690
Accrued employee compensation	74,019	109,958
Customer deposits, net	22,314	30,432
Taxes payable and other tax liabilities	51,463	18,173
Other accrued liabilities	75,135	74,282

Total accounts payable and accrued liabilities	$246,592	$263,535

Other Long-term Liabilities

Other long-term liabilities consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Other long-term liabilities	$2,277	$161
Long-term tax liability	13,831	15,549
Deferred tax liability	70,584	68,833

Total other long-term liabilities	$86,692	$84,543

Note 7. Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) consists of Net income (loss) adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of Comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$54,599	$(200,275)	$155,886	$(275,619)
Foreign currency translation adjustments	5,820	284	(9,039)	9,401
Change in unrealized (loss) gain on investments, net of tax	(82)	(91)	207	(407)

Comprehensive income (loss)	60,337	(200,082)	147,054	(266,625)
Less: Comprehensive income attributable to noncontrolling interest in subsidiary	3,645	1,225	1,621	6,383

Comprehensive income (loss) attributable to VeriSign Inc. common stockholders	$56,692	$(201,307)	$145,433	$(273,008)

Repurchase of Common Stock

In 2006, the Board of Directors authorized a stock repurchase program (the “2006 Stock Repurchase Program”) with no expiration date to repurchase up to $1.0 billion of its common stock. In January 2008, the Board of Directors authorized additional repurchases of up to $600.0 million of the Company’s common stock to be conducted through an accelerated share repurchase agreement and the repurchase of $600.0 million of the Company’s common stock was completed in February 2008. In August 2008, the Board of Directors authorized the repurchase of up to an additional $680.0 million of the Company’s common stock with no expiration date in addition to the $320.0 million of the Company’s common stock available for repurchase under the 2006 Stock Repurchase Program (collectively, the “2008 Share Buyback Program”). During the three months ended September 30, 2009, VeriSign repurchased approximately 1.2 million shares of its common stock at an average stock price of $21.54 for an aggregate of $25.0 million under the 2008 Share Buyback Program. During the nine months ended September 30, 2009, VeriSign repurchased approximately 2.0 million shares of its common stock at an average stock price of $22.23 for an aggregate of $45.0 million under the 2008 Stock Buyback Program. As of September 30, 2009, approximately $905.0 million is available under the 2008 Share Buyback Program.

Note 8. Calculation of Net Income (Loss) Per Share Attributable to VeriSign Common Stockholders

The Company computes basic net income (loss) per share attributable to VeriSign common stockholders by dividing net income (loss) attributable to VeriSign common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to VeriSign common stockholders gives effect to dilutive potential common shares, including unvested stock options, unvested restricted stock units, employee stock purchases and the conversion spread relating to the Convertible Debentures using the treasury stock method. The following table presents the computation of basic and diluted net income (loss) per share attributable to VeriSign common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Income (loss) attributable to VeriSign common stockholders:
Income from continuing operations, net of tax	$47,362	$41,523	$137,162	$43,134
Income (loss) from discontinued operations, net of tax	6,249	(242,613)	16,343	(321,463)

Net income (loss) attributable to VeriSign common stockholders	$53,611	$(201,090)	$153,505	$(278,329)

Weighted-average shares:
Weighted-average shares of common stock outstanding	192,619	193,853	192,527	198,622
Weighted-average potential shares of common stock outstanding:
Stock options	266	1,154	269	1,805
Unvested restricted stock awards	587	923	439	1,111
Conversion spread related to Convertible Debentures	—	—	—	1,103
Employee stock purchase plans	—	—	—	310

Shares used to compute diluted net income (loss) per share attributable to VeriSign common stockholders	193,472	195,930	193,235	202,951

Income (loss) per share attributable to VeriSign common stockholders:
Basic:
Continuing operations	$0.25	$0.21	$0.71	$0.22
Discontinued operations	0.03	(1.25)	0.09	(1.62)

Net income (loss)	$0.28	$(1.04)	$0.80	$(1.40)

Diluted:
Continuing operations	$0.24	$0.21	$0.71	$0.21
Discontinued operations	0.04	(1.24)	0.08	(1.58)

Net income (loss)	$0.28	$(1.03)	$0.79	$(1.37)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Weighted-average stock options outstanding	6,630	4,353	7,398	3,356
Weighted-average exercise price	$28.24	$33.09	$28.25	$33.53

Weighted-average restricted stock awards outstanding	307	657	1,302	251
Employee stock purchase plans	338	346	398	115

Note 9. Junior Subordinated Convertible Debentures

In 2007, the Company issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, to an initial purchaser in a private offering. The Convertible Debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Convertible Debentures but will not be adjusted for accrued interest. As of September 30, 2009, the if-converted value of the Convertible Debentures does not exceed its principal amount.

Effective January 1, 2009, the Company retroactively adopted FSP APB 14-1, codified in ASC 470-20, Debt with Conversion and Other Options. The standard specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt.

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The carrying value of the liability component was determined to be $550.5 million. The excess of the principal amount of the debt over the carrying value of the liability component is also called “debt discount” or “equity component” of the Convertible Debentures. The equity component of the Convertible Debentures on the date of issuance was $700.7 million. The debt discount will be amortized using the Company’s effective interest rate of 8.39% over the term of the Convertible Debentures as a non-cash charge to interest expense included in Other loss, net. As of September 30, 2009, the remaining term of the Convertible Debentures is 27.9 years.

The table below presents the carrying amounts of the liability and equity components:

	September 30, 2009	December 31, 2008
	(In thousands)
Carrying amount of equity component (net of issuance costs of $14,449)	$686,221	$686,221

Principal amount of Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(687,224)	(691,837)

Carrying amount of liability component	562,776	558,163
Contingent interest derivative	8,750	10,549

Convertible debentures, including contingent interest derivative	$571,526	$568,712

The table below presents the interest expense for the contractual interest and the amortization of debt discount:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Effective interest rate	8.39%	8.39%	8.39%	8.39%
Interest expense—contractual interest	$10,156	$10,156	$30,469	$30,469
Interest expense—amortization of discount on the liability component	$1,576	$1,452	$4,632	$4,250

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

Note 10. Segment Information

Description of segments

The Company has the following two reportable segments: (1) 3IS and (2) Other Services.

The 3IS segment consists of Naming Services and Authentication Services. Naming Services is the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. Authentication Services is comprised of Business Authentication Services, formerly known as Secure Socket Layer (“SSL”) Certificate Services; and User Authentication Services, formerly known as Identity and Authentication Services. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. User Authentication Services include identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services. User Authentication Services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials.

The Other Services segment consists of the continuing operations of the Company’s non-core business and legacy products and services from divested businesses. The Company is in the process of winding down the operations of its Pre-Pay Services business.

The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

The following tables present the results of VeriSign’s reportable segments:

	Three months ended September 30, 2009			Three months ended September 30, 2008
	3IS	Other Services	Total Segments	3IS	Other Services	Total Segments
	(In thousands)			(In thousands)
Revenues:
Naming Services	$155,480	$—	$155,480	$141,838	$—	$141,838
Authentication Services	101,428	—	101,428	99,484	—	99,484
Other Services	—	1,087	1,087	—	4,612	4,612

Total revenues	256,908	1,087	257,995	241,322	4,612	245,934
Cost of revenues	47,574	515	48,089	41,415	2,098	43,513

	$209,334	$572	$209,906	$199,907	$2,514	$202,421

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	3IS	Other Services	Total Segments	3IS	Other Services	Total Segments
	(In thousands)			(In thousands)
Revenues:
Naming Services	$457,206	$—	$457,206	$403,034	$—	$403,034
Authentication Services	307,162	—	307,162	296,582	—	296,582
Other Services	—	5,241	5,241	—	23,616	23,616

Total revenues	764,368	5,241	769,609	699,616	23,616	723,232
Cost of revenues	140,933	2,753	143,686	119,033	9,294	128,327

	$623,435	$2,488	$625,923	$580,583	$14,322	$594,905

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Total revenues from reportable segments	$257,995	$245,934	$769,609	$723,232
Total cost of revenues from reportable segments	48,089	43,513	143,686	128,327
Unallocated operating expenses (1)	134,776	135,248	391,939	516,188

Operating income	75,130	67,173	233,984	78,717
Other loss, net	(8,669)	(13,450)	(23,228)	(22,308)

Income from continuing operations before income taxes and loss from unconsolidated entities	$66,461	$53,723	$210,756	$56,409

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring, impairments and other charges, and amortization of other intangible assets.

Geographic Information

The Company operates in the U.S.; Australia, Japan and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries. The following table presents a comparison of the Company’s geographic revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
U.S.	$147,485	$146,732	$448,721	$427,122
APAC	49,001	44,180	142,969	132,828
EMEA	42,563	38,970	124,468	116,560
Other	18,946	16,052	53,451	46,722

Total revenues	$257,995	$245,934	$769,609	$723,232

Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

The following table presents a comparison of property and equipment, net, by geographic region:

	September 30, 2009	December 31, 2008
	(In thousands)
U.S.	$347,769	$357,607
APAC	15,301	19,176
EMEA	9,300	8,686
Other	43	29

Total property and equipment, net	$372,413	$385,498

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization. The Company’s goodwill balance is allocated entirely to its 3IS reportable segment.

Major Customers

One customer accounted for 16% and 15% of the Company’s revenues from continuing operations during the three and nine months ended September 30, 2009, respectively. One customer accounted for 14% and 13% of the Company’s revenues from continuing operations for the three and nine months ended September 30, 2008. No customer accounted for 10% or more of accounts receivable at September 30, 2009, and December 31, 2008.

Note 11. Other Loss, Net

The following table presents the components of Other loss, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Interest income	$791	$3,981	$3,359	$15,004
Interest expense	(11,867)	(11,045)	(35,477)	(32,790)
Net gain (loss) on sale and impairment of investments	5	(6,829)	(41)	(6,571)
Net gain on divestiture of businesses	—	—	909	1,564
Unrealized gain (loss) on contingent interest derivative on convertible debentures	750	(420)	1,799	1,664
Income from transition services agreements	1,230	1,224	3,069	2,590
Other, net	422	(361)	3,154	(3,769)

Total other loss, net	$(8,669)	$(13,450)	$(23,228)	$(22,308)

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is derived principally from interest on VeriSign’s Convertible Debentures. During the nine months ended September 30, 2009, Other, net, primarily consists of $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom during the three months ended March 31, 2009. During the nine months ended September 30, 2008, Other, net, primarily consists of net foreign exchange rate losses. During the three months ended September 30, 2009 and 2008, Other, net, primarily consists of net foreign exchange rate gains and losses, respectively.

Note 12. Income Taxes

During the three and nine months ended September 30, 2009, the Company recorded income tax expense for continuing operations of $18.1 million and $71.2 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded income tax expense for continuing operations of $8.9 million and $7.5 million, respectively. On February 20, 2009, the State of California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, the Company revalued certain state deferred tax assets and liabilities that are expected to reverse after the effective date of the change, and recognized a discrete income tax benefit adjustment of $4.1 million during the nine months ended September 30, 2009.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. These deferred tax assets consist primarily of investments with differing book and tax bases and net operating losses related to certain foreign operations.

As of September 30, 2009, and December 31, 2008, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $28.2 million and $31.9 million, respectively. During the three and nine months ended September 30, 2009, the Company recorded a reduction in unrecognized tax benefits of $5.3 million and $3.7 million, respectively. Of the decrease of $5.3 million for the three months ended September 30, 2009, $3.0 million was related to lapses in the applicable statute of limitations, $2.0 million was related to tax positions taken during a prior period, and $0.3 million was related to current period activities. Of the decrease of $3.7 million for the nine months ended September 30, 2009, $3.0 million was related to lapses in the applicable statute of limitations, $2.0 million was related to tax positions taken during a prior period, and an increase of $1.3 million was related to tax positions taken during the current year. As of September 30, 2009 and December 31, 2008, $28.8 million and $31.7 million, respectively, of unrecognized tax benefits, including penalties and interest, would affect the Company’s effective tax rate if realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income tax expense. During the three and nine months ended September 30, 2009, the Company expensed

$0.1 million and $0.7 million, respectively, for interest and penalties related to income tax liabilities through Income tax expense. During the three and nine months ended September 30, 2008, the Company expensed $0.4 million and $1.3 million, respectively, for interest and penalties related to income tax liabilities through Income tax expense.

The Company’s major taxing jurisdictions are the Internal Revenue Service, the California Franchise Tax Board, the Japan National Tax Agency and the State of Virginia Department of Revenue. The Company is not currently under examination by the Internal Revenue Service or the Virginia Department of Revenue. The Company is currently under examination by the California Franchise Tax Board for the years ended December 31, 2004 and December 31, 2005. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for U.S. Federal, California and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attribute was utilized. The Company is not currently under examination by the Japan National Tax Agency. The years which remain subject to examination by the Japan National Tax Agency are those ended on December 31, 2007 and December 31, 2008. The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

Note 13. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Total Fair Value as of September 30, 2009	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds and time deposits	$1,342,689	$1,342,689	$—	$—
Equity investments	338	338	—	—
Foreign currency forward contracts	19	—	19	—

Total	$1,343,046	$1,343,027	$19	$—

Liabilities:
Contingent interest derivative on Convertible Debentures	8,750	$—	$—	8,750

Total	$8,750	$—	$—	$8,750

The fair value of the Company’s investments in certain money market funds and time deposits approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. The Company recorded unrealized gains and losses related to changes in the fair value of its foreign currency forward contracts in Other loss, net. The Company recorded an unrealized gain of $0.5 million and an unrealized loss of $0.3 million during the three months ended September 30, 2009 and 2008, respectively, related to changes in the fair value of its foreign currency forward contracts. The Company recorded an unrealized gain of $1.2 million and an unrealized loss of $1.7 million during the nine months ended September 30, 2009 and 2008, respectively, related to changes in the fair value of its foreign currency forward contracts.

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

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on Convertible Debentures during the nine months ended September 30, 2009 (in thousands):

Fair value at December 31, 2008	$10,549
Unrealized gain on contingent interest derivative on Convertible Debentures (1)	(1,799)

Fair value at September 30, 2009	$8,750

(1)	Included in Other loss, net.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company measures its disposal groups held for sale at the lower of their carrying amount or fair value less cost to sell. The following table summarizes the Company’s net assets of those disposal groups held for sale which are measured at fair value as of September 30, 2009:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Total gain for the three months ended September 30, 2009		Total gain for the nine months ended September 30, 2009
	(In thousands)
Net assets of disposal groups held for sale	$198,576	$21,629	(1)	$33,293	(1)

(1)	Included in income (loss) from discontinued operations, net of tax.

The Company has classified the net assets of its disposal groups held for sale as Level 3 due to the lack of observable inputs to determine the fair values of such net assets. The fair value of net assets of disposal groups held for sale is determined considering active bids from potential buyers.

During the three months ended September 30, 2009, net assets of the disposal groups held for sale which are measured at fair value as of September 30, 2009, with a carrying amount of $177.0 million, were written up to their fair value of $198.6 million less costs to sell of $2.2 million (or $196.4 million), resulting in a net reversal of estimated losses previously reported of $21.6 million.

During the nine months ended September 30, 2009, the Company recorded a net gain of $33.3 million related to net reversals of estimated losses on the disposal groups which are measured at fair value as of September 30, 2009.

Other

The fair value of other financial instruments including accounts receivable, restricted cash and investments, and accounts payable, approximates their carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company’s Convertible Debentures at September 30, 2009, is $1.1 billion, and is based on quoted market prices.

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

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The Bentley matter is currently stayed. A motion to dismiss the ruling in Herbert is on appeal in the U.S. Court of Appeals for the Ninth Circuit. While the Company cannot predict the outcome of any of these matters, it believes that the allegations in each of them are without merit and intends to vigorously defend against them.

On September 12, 2008, Leon Stambler filed a declaratory judgment complaint against VeriSign in the U.S. District Court for the Eastern District of Texas. The complaint seeks an order permitting Stambler to proceed with patent infringement actions against VeriSign SSL certificate customers in actions in which VeriSign is not a party in view of Stambler’s prior unsuccessful action in 2003 against VeriSign on the same patents in which a verdict was returned against Stambler and a judgment was entered thereon. VeriSign has received requests to indemnify certain SSL certificate customers in the patent infringement actions brought by Stambler. VeriSign and Stambler entered into a confidential settlement agreement on June 1, 2009. Certain indemnity requests from customers are still pending. The declaratory judgment complaint against VeriSign was dismissed on June 8, 2009.

On June 5, 2009, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded a district court order dismissing a second amended complaint filed by plaintiff Coalition for ICANN Transparency, Inc. (“CFIT”). CFIT filed its initial complaint and an application for a temporary restraining order against VeriSign and Internet Corporation for Assigned Names and Numbers (“ICANN”) in the U.S. District Court for the Northern District of California on November 28, 2005, asserting claims under Sections 1 and 2 of the Sherman Antitrust Act (the “Sherman Act”), the Cartwright Act, and Cal. Bus. & Prof. Code § 17200. The district court denied CFIT’s application for a temporary restraining order on November 30, 2005. Shortly after the action was initiated and CFIT’s application was denied, the district court granted defendants’ Motion for Judgment on the Pleadings on February 28, 2006, with leave to amend. CFIT filed a First Amended Complaint on March 14, 2006. The Court granted defendants’ Motion to Dismiss the First Amended Complaint, with leave to amend, on December 8, 2006. CFIT filed a Second Amended Complaint on December 28, 2006; ICANN was not included as a defendant in the Second Amended Complaint. The Second Amended Complaint, which VeriSign has not yet answered, asserted claims, among others, under Sections 1 and 2 of the Sherman Act against VeriSign, challenging in part VeriSign’s conduct in entering into, and the pricing, renewal and certain other terms of, the .com and .net registry agreements with ICANN. The same renewal and pricing terms in the .com registry agreement are incorporated by reference in the Cooperative Agreement between VeriSign and the U.S. Department of Commerce, which approved the .com Registry Agreement as in the public interest. The Court granted VeriSign’s Motion to Dismiss the Second Amended Complaint on May 14, 2007, without leave to amend, and entered judgment for VeriSign. CFIT filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on June 13, 2007. After briefing, the appeal was argued on December 8, 2008. The Ninth Circuit filed its Opinion reversing and remanding the dismissal of the Second Amended Complaint on June 5, 2009. VeriSign filed a motion for rehearing in the Ninth Circuit on July 2, 2009. While the Company cannot predict the outcome of these proceedings, it believes the allegations against it are without merit and intends to vigorously defend against them.

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

Note 15. Subsequent Events

On October 1, 2009, the Company sold its GSC business for cash consideration of $4.9M subject to certain adjustments related to employees’ compensation.

On October 23, 2009, the Company sold its MMM Services business, for cash consideration of $174.5 million after preliminary adjustments to reflect the parties’ estimate of working capital. The divestiture transaction will be subject to a final adjustment to reflect the actual working capital balance as of the closing date.

During October 2009, the Company received a distribution of $2.4 million from the Primary Fund.

During October 2009, the Company decided to wind down the operations of the CPS business after termination of active negotiations with a potential buyer. The Company expects the wind-down to be completed no later than the end of 2010.

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

We have the following two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”) which consists of Naming Services and Authentication Services. Authentication Services is comprised of Business Authentication Services, formerly known as Secure Socket Layer (“SSL”) Certificate Services; and User Authentication Services, formerly known as Identity and Authentication Services; and (2) Other Services, which consists of the continuing operations of non-core businesses and legacy products and services from divested businesses. See Note 10, “Segment Information,” of our Notes to Condensed Consolidated Financial Statements for further information regarding our reportable segments. In our 2008 Form 10-K, we presented VeriSign Japan as a separate component of our 3IS segment. Beginning in the first quarter of 2009, we have reclassified the results of operations of VeriSign Japan into the results of operations of our Authentication Services which is also a component of our 3IS segment, as VeriSign Japan is a majority-owned subsidiary whose operations primarily consist of Business and User Authentication Services.

Naming Services is the authoritative directory provider of all .com, .net, .cc, .tv, .name and .jobs domain names. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize SSL protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. User Authentication Services includes identity protection services, fraud detection services, managed public key infrastructure (“PKI”) services, and unified authentication services. User Authentication Services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials. The Other Services segment consists of the continuing operations of our non-core business and legacy products and services from divested businesses. We are in the process of winding down the operations of our Pre-Pay billing and payment (“Pre-Pay”) Services business.

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy called for a divestiture or winding down of all the non-core businesses. These businesses, except the Pre-Pay Services business, are classified as disposal groups held for sale as of September 30, 2009, and their results of operations have been classified as discontinued operations for all periods presented. We continue to be responsible for a portion of our contingent and other corporate liabilities and transition services following the divestiture of certain businesses. There is a possibility that we will incur costs and expenses associated with the management of the contingent and other corporate liabilities, including requests for indemnification by the buyers. In addition, the transition services agreements may be required for longer periods of time than anticipated by management and may be more costly to complete than the buyers are contractually obligated to pay us. By divesting our non-core businesses, additional resources should be available to invest in our core services that remain: Naming Services and Authentication Services.

Our Core Services

Our core services consist of our Naming Services and Authentication Services.

Naming Services

As of September 30, 2009, we had approximately 94.9 million domain names registered under the .com and .net registries, which are our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates. Although growth in absolute number of registrations remains greatest in mature markets such as the United States (“U.S.”) and Western Europe, growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. and Western Europe where Internet penetration has demonstrated the greatest potential for growth. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

Authentication Services

Business Authentication Services

We currently offer the following Business Authentication Services: VeriSign®, thawte®, and GeoTrust® branded SSL certificates. As of September 30, 2009, we had an installed base of SSL certificates of approximately 1.2 million. The major factors impacting the growth and performance of our Business Authentication Services are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions and the current economic environment, we expect continued but slowing revenue growth in our business, primarily in markets outside of the U.S. where e-commerce has the largest growth potential.

User Authentication Services

We currently offer the following User Authentication Services: VeriSign Identity Protection (“VIP”), managed PKI, unified authentication and fraud detection services. As with our Business Authentication Services, the major factors impacting the growth and performance of our User Authentication Services are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce.

We frequently engage in promotional activities in both our Naming Services and Authentication Services.

Business Highlights and Trends—Three and nine months ended September 30, 2009

•

We recorded revenues of $258.0 and $769.6 million during the three and nine months ended September 30, 2009, an increase of 5% and 6%, respectively, as compared to the same periods last year. The increase was primarily due to an increase in revenues from both our Naming Services and our Authentication Services.

•

We recorded income from continuing operations of $47.4 million and $137.2 million during the three and nine months ended September 30, 2009, respectively, compared to income from continuing operations of $41.5 million and $43.1 million during the three and nine months ended September 30, 2008, respectively. The increase is primarily due to an increase in revenues, a decrease in operating costs and expenses due to the implementation of strategic cost-saving initiatives and a decrease in Restructuring, impairments and other charges.

•

On July 6, 2009, we sold our Managed Security Services (“MSS”) business for a net cash consideration of $42.9 million. During the three and nine months ended September 30, 2009, the Company recorded a loss on sale of $5.3 million, net of an income tax expense of $12.9 million, and reversal of estimated losses on disposal recorded prior to sale.

•

We received $13.9 million and $104.0 million from the Reserve’s Primary Fund (the “Primary Fund”) and the Reserve International Liquidity Fund, Ltd. (the “International Fund”) during the nine months ended September 30, 2009, respectively. As of September 30, 2009, we have an aggregate of $32.4 million outstanding in the Primary Fund and the International Fund.

•

On May 5, 2009, we sold our Real-Time Publisher (“RTP”) Services business. During the nine months ended September 30, 2009, we recorded a gain on sale of $7.2 million, net of an income tax benefit of $5.2 million, and reversal of estimated losses on disposal recorded prior to sale.

•

On May 1, 2009, we sold our Communications Services business to Transaction Network Services, Inc. (“TNS”) for cash consideration of $226.2 million. During the nine months ended September 30, 2009, we recorded a loss on sale of $57.3 million, net of an income tax expense of $55.3 million, and estimated losses on disposal recorded prior to sale.

•

On April 10, 2009, we sold our International Clearing business which enables financial settlement and call data settlement for wireless and wireline carriers. During the nine months ended September 30, 2009, we recorded a gain on sale of $12.2 million, net of an income tax benefit of $6.0 million, primarily representing cumulative translation adjustments associated with the business.

Assets Held for Sale and Discontinued Operations

During the first quarter of 2009, we disaggregated our Enterprise and Security Services (“ESS”) disposal group held for sale as of December 31, 2008, into the following three businesses: (i) Global Security Consulting (“GSC”), (ii) iDefense Security Intelligence Services (“iDefense”) and (iii) MSS. We decided to retain our iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used in 2009. We also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services for all periods presented. See Note 3, “Assets Held for Sale and Discontinued Operations,” of our Notes to Condensed Consolidated Financial Statements for further information.

As of September 30, 2009, businesses classified as held for sale and presented as discontinued operations are the following:

Global Security Consulting

Our GSC business, part of our former ESS disposal group, helps companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry. On October 1, 2009, we sold our GSC business for cash consideration of $4.9 million.

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

On October 23, 2009, we sold our MMM Services business, for cash consideration of $174.5 million after preliminary adjustments to reflect the parties’ estimate of working capital. The divestiture transaction will be subject to a final adjustment to reflect the actual working capital balance as of the closing date.

Mobile Delivery Gateway Services

Our Mobile Delivery Gateway (“MDG”) Services business offers solutions to manage the complex operator interfaces, relationships, distribution, reporting and customer service for the delivery of premium mobile content to customers. MDG messaging aggregation services enable short messaging and multimedia messaging service connectivity for content providers, aggregators and others to all wireless subscribers of certain carriers and/or countries and regions. MDG services enable content providers to more rapidly expand their global reach.

Content Portal Services

Our Content Portal Services (“CPS”) business enables a seamless end-to-end business solution focused on providing best-in-class digital content storefront services. CPS can be used as a content delivery platform for games, ringtones, and other content services. CPS are provided to mobile carriers and media companies primarily located in Canada.

In October 2009, we decided to wind down the operations of the CPS business after termination of active negotiations with a potential buyer. We expect the wind-down to be completed no later than the end of 2010.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues	22	23	23	24
Sales and marketing	17	17	17	18
Research and development	10	9	9	10
General and administrative	17	20	18	21
Restructuring, impairments and other charges	4	3	2	15
Amortization of other intangible assets	1	1	1	1

Total costs and expenses	71	73	70	89

Operating income	29	27	30	11
Other loss, net	(3)	(5)	(3)	(3)

Income from continuing operations before income taxes and loss from unconsolidated entities	26	22	27	8

Income tax expense	7	4	9	1
Loss from unconsolidated entities, net of tax	—	(1)	—	—

Income from continuing operations, net of tax	19	17	18	7
Income (loss) from discontinued operations, net of tax	2	(99)	2	(45)

Net income (loss)	21	(82)	20	(38)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	—	—

Net income (loss) attributable to VeriSign common stockholders	21%	(82%)	20%	(38%)

Revenues

We have two reportable segments: 3IS and Other Services. A comparison of revenues is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
3IS:
Naming Services	$155,480	$141,838	10%	$457,206	$403,034	13%
Authentication Services	101,428	99,484	2%	307,162	296,582	4%

Total 3IS	256,908	241,322	6%	764,368	699,616	9%
Other Services	1,087	4,612	(76%)	5,241	23,616	(78%)

Total revenues	$257,995	$245,934	5%	$769,609	$723,232	6%

The changes in revenues during the three and nine months ended September 30, 2009, are described in the segment discussions that follow.

3IS:

Naming Services

Revenues related to our Naming Services are derived from registrations for domain names in the .com, .net, .cc, .tv, .name and .jobs domain name registries. Revenues from .cc, .tv, .name and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee per annual registration that is fixed pursuant to our agreements with Internet Corporation for Assigned Names and Numbers (“ICANN”). Individual customers contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with VeriSign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, as well as fee increases as permitted under our agreements with ICANN. As of September 30, 2009, we have the contractual right to increase the fees for .com domain name registrations up to 7% each year during any two years over the remaining term of our agreement with ICANN through November 30, 2012. As of September 30, 2009, we have the contractual right to increase the fees for .net domain name registrations up to 10% each year during the remaining term of our agreement with ICANN through June 30, 2011. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate.

The following table compares active domain names ending in .com and .net managed as part of our Naming Services as of September 30, 2009 and 2008:

	September 30,		% Change
	2009	2008
Active domain names ending in .com and .net	94.9 million	89.4 million	6%

During the three and nine months ended September 30, 2009, the growth in the number of domain names registered was primarily driven by continued Internet growth and adoption mostly within international markets and new domain name promotional programs. We expect that new name registrations and renewals from customers engaged in the business of registering domain names for the purpose of on-line advertising networks will continue to have a diminishing impact on our domain name base through 2009. During 2008, we saw slowing growth in traditional name registrations because of macro-economic conditions. We expect that the current state of the economic environment may contribute to a continued slowing of growth rates in 2009 for the total domain name base as well as for the .com and .net domain name base under our management, even as we continue to add to the net names in our domain name base in absolute terms. We continue to experience international growth in both .com and .net domain name bases, especially in markets that we have targeted through our promotional programs or otherwise.

Our Naming Services revenues increased during the three and nine months ended September 30, 2009, as compared to the same periods last year, primarily due to a 6% year-over-year increase in the number of active domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 of 7% (to $6.86) and 10% (to $4.23), respectively, as per our agreements with ICANN.

Authentication Services

Our Authentication Services revenues are derived from our Business Authentication Services and User Authentication Services business.

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

The following table compares the approximate installed base of SSL certificates for the installed base of SSL certificates in our Business Authentication Services as of September 30, 2009 and 2008:

	September 30,		% Change
	2009	2008
Installed base of SSL certificates	1,196,000	1,095,000	9%

The following table compares the annualized average-unit-revenue for the installed base of SSL certificates in our Business Authentication Services:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Annualized average-unit-revenue (1)	$234	$251	(7%)	$236	$247	(4%)

(1)	Annualized average-unit revenue represents SSL Certificate Services revenues recorded for the period, excluding revenues from our affiliates and our majority owned subsidiary VeriSign Japan, over the installed base of SSL certificates as of the end of the corresponding period. The installed base includes all SSL certificates (including our affiliates and VeriSign Japan).

During the three and nine months ended September 30, 2009, our installed base of SSL certificates from our GeoTrust® and thawte® brands increased at a higher rate than our higher-priced VeriSign® brand, and as a result, our annualized average-unit-revenue decreased compared to prior periods. We expect that the number of our SSL certificates issued will continue to increase at a higher rate than the revenues recognized from our Business Authentication Services. As we have a market share leadership position at the high end of the SSL certificates market, our unit growth rate for the high end is limited by the overall segment growth. In the mid and low segments, we expect to see good growth opportunities for market share gains as these markets are growing faster than the high end market. Our Extended Validation (“EV”) SSL certificate sales, while still a small portion of our Business Authentication Services, continue to increase year-over-year. Due to the effect of the economic slowdown, we have experienced price pressure on the VeriSign and thawte® brands, as customers are increasingly requesting discounts. The weakening economy is affecting our Business Authentication Services and, while we expect to experience growth, we expect those growth rates to decline in 2009 compared to 2008.

User Authentication Services

Revenues related to our User Authentication Services are derived from one-time credential sales to customers seeking network services and one-time set-up fees. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee. Our managed PKI services are characterized by lower growth rates than other product lines within User Authentication Services, reflecting the greater maturity of our managed PKI services. We expect User Authentication Services revenues to continue to grow in 2009 primarily from growth in our VIP services, but at a lower growth rate than in 2008.

Our Authentication Services revenues increased during the three and nine months ended September 30, 2009, as compared to the same periods last year, primarily due to a 9% year-over-year increase in the installed base of SSL certificates, although this increase was offset by a decline in average-unit-revenue per certificate sold, and an increase in demand for our identity protection services and our fraud detection services.

Other Services

Other services revenues are derived from the continuing operations of our non-core businesses and legacy products and services from divested businesses. We are in the process of winding down the operations of our Pre-Pay Services business.

Other services revenues decreased during the three and nine months ended September 30, 2009, as compared to the same periods last year, primarily due to a decrease in revenues from our Pre-Pay Services business resulting from management’s decision to wind down the business and the termination of revenues from a service agreement with our former Jamba joint ventures.

Our expectations and trends for our segments are based on what we are observing and can project about the current macro-economic environment. Our outlook is subject to broader changes in the market and could change significantly over time.

Geographic Revenues

We operate in the U.S.; Australia, Japan and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries.

A comparison of our geographic revenues is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
U.S.	$147,485	$146,732	1%	$448,721	$427,122	5%
APAC	49,001	44,180	11%	142,969	132,828	8%
EMEA	42,563	38,970	9%	124,468	116,560	7%
Other	18,946	16,052	18%	53,451	46,722	14%

Total revenues	$257,995	$245,934	5%	$769,609	$723,232	6%

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from the U.S. increased during the nine months ended September 30, 2009, as compared to the same periods last year, primarily due to increases in revenues from our Naming Services. Revenues from the APAC region increased during the three and nine months ended September 30, 2009, as compared to the same period last year, primarily due to an increase in revenues from our Naming Services and Authentication Services. Revenues from the EMEA region increased during the three and nine months ended September 30, 2009, as compared to the same periods last year, primarily due to an increase in revenues from our Naming Services and Authentication Services. Revenues from Other regions increased during the three and nine months ended September 30, 2009, as compared to the same periods last year, primarily due to increases in revenues from our Naming Services and Authentication Services.

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

Cost of revenues

Cost of revenues consist primarily of costs related to providing digital certificate enrollment and issuance services, billing services, operational costs associated with the delivery of our services, registry fees, customer support and training, consulting and development services, labor costs to provide security, costs of facilities and computer equipment used in these activities and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
Cost of revenues	$56,736	$57,265	(1%)	$174,520	$172,498	1%

Cost of revenues decreased during the three months ended September 30, 2009, primarily due to decreases of allocated overhead expenses, contract and professional services and partially offset by increases in direct cost of revenues, salary and benefit expenses and telecommunications expenses. Allocated overhead expenses decreased primarily due to a decrease in corporate overhead operating expenses during the quarter ended September 30, 2009. Contract and professional services decreased primarily due to a decrease in the services of outside contractors and the conversion of contractors to employees. Direct cost of revenues increased primarily due to an increase in quarterly registry fees. Salary and benefits expenses increased primarily due to an increase in headcount to support our core services. Telecommunications expense increased primarily due to upgrades to support our current constellation sites to support our .com and .net registrations and our Delaware Data Center.

Cost of revenues increased during the nine months ended September 30, 2009, primarily due to increases in direct cost of revenues, telecommunication expenses and depreciation charges, partially offset by decreases in allocated overhead expenses, salary and benefit expenses and contract and professional services. Direct cost of revenues increased primarily due to an increase in quarterly registry fees and outside consulting costs. Telecommunications expenses increased primarily due to upgrades to support our current constellation sites to support our .com and .net registrations and our Delaware Data Center. Depreciation expenses increased primarily due to the increase in depreciation expense related to Delaware Data Center being placed into service in July 2008. Salary and benefit expenses decreased primarily due to decreases in expenses related to bonuses and stock-based compensation that resulted from the 2008 Restructuring Plan.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$45,015	$41,646	8%	$128,341	$133,779	(4%)

Sales and marketing expenses increased during the three months ended September 30, 2009, primarily due to increases in salary and benefits expenses and contract and professional services expenses, partially offset by a decrease in advertising and marketing expense. Salary and benefits expenses increased primarily due to an increase in headcount to support our core services. Contract and professional services expenses increased primarily due to using third-party professional services for international marketing initiatives for our Naming Services business and an increase in outside contractors to support both our Naming Services and Business Authentication Services businesses. Advertising and marketing expenses decreased primarily due to a targeted marketing campaign during the three months ended September 30, 2008 that supported our Business Authentication Services business.

Sales and marketing expenses decreased during the nine months ended September 30, 2009, primarily due to decreases in salary and benefits, and travel expenses, partially offset by an increase in contract and professional services expenses. Salary and benefit expenses decreased primarily due to a decrease in headcount as a result of the 2008 Restructuring Plan and the divestiture of our CDN business in April 2008. Travel expenses decreased primarily due to lower average headcount and management’s cost-savings initiatives. Contract and professional services expenses increased primarily due to using third-party professional services for international marketing initiatives for our Naming Services business and an increase in outside contractors to support both our Naming Services and Business Authentication Services businesses.

We expect sales and marketing expenses to increase slightly as a percentage of revenue in fiscal 2010, primarily due to an increase in advertising and marketing spending.

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

A comparison of research and development expenses is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
Research and development	$24,940	$21,764	15%	$72,976	$70,528	3%

Research and development expenses increased during the three and nine months ended September 30, 2009, primarily due to increases in salary and benefits expenses and depreciation expenses. Salary and benefits expenses increased during the three months ended September 30, 2009, primarily due to an increase in headcount to support our core services, but decreased during the nine months ended September 30, 2009, primarily due to lower average headcount as a result from the 2008 Restructuring Plan and the divestiture of our CDN business in April 2008. Depreciation expense increased primarily due to capitalized projects placed into service in 2009 and during fourth quarter of 2008.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$42,634	$49,677	(14%)	$134,721	$152,742	(12%)

General and administrative expenses decreased during the three and nine months ended September 30, 2009, primarily due to decreases in salary and benefits expenses, travel expenses, contract and professional services expenses, and depreciation expenses. Salary and benefits expenses decreased primarily due to lower average headcount as a result of the 2008 Restructuring Plan. Travel expenses decreased primarily due to lower average headcount and management’s cost-savings initiatives. Contract and professional services expenses decreased primarily due to decreased professional services costs incurred for accounting and auditing services and a decrease in outside contractors. Legal expenses decreased during the three months ended September 30, 2009, primarily due to decreases in outside counsel fees and litigation expenses.

We expect general and administrative expense to decrease slightly as a percentage of revenues in fiscal 2010, primarily due to reduction in shared services expenses, resulting from our substantial completion of planned divestitures.

Restructuring, impairments and other charges

A comparison of restructuring, impairments and other charges is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Restructuring charges for continuing operations	$744	$5,895	$5,927	$28,210
Impairments for continuing operations	9,684	—	9,684	—
Other charges for continuing operations	—	14	62	79,083

Total restructuring, impairments and other charges for continuing operations	10,428	5,909	15,673	107,293

Restructuring charges for discontinued operations	2,046	7,058	4,959	30,422
Impairments for discontinued operations	—	—	—	45,793

Total restructuring charges and impairments for discontinued operations	2,046	7,058	4,959	76,215

Total consolidated restructuring, impairments and other charges	$12,474	$12,967	$20,632	$183,508

Restructuring Charges

As part of our divestiture strategy, we initiated a restructuring plan in the first quarter of 2008 (“2008 Restructuring Plan”) which includes workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table above are substantially related to the 2008 Restructuring Plan. Through September 30, 2009, we recorded $80.5 million in restructuring charges, inclusive of amounts for discontinued operations, under our 2008 Restructuring Plan.

The following table presents the nature of the restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Continuing operations:
Workforce reduction—severance and benefits	$467	$1,408	$3,598	$17,161
Workforce reduction—stock-based compensation	138	3,762	936	8,324

Total workforce reduction	605	5,170	4,534	25,485
Excess facilities	139	979	1,393	1,267
Other exit costs	—	(254)	—	1,458

Total restructuring charges for continuing operations	$744	$5,895	$5,927	$28,210

Discontinued operations:
Workforce reduction—severance and benefits	$1,585	$3,621	$3,768	$22,705
Workforce reduction—stock-based compensation	458	3,437	1,049	7,717

Total workforce reduction	2,043	7,058	4,817	30,422
Excess facilities	3	—	142	—
Other exit costs	—	—	—	—

Total restructuring charges for discontinued operations	$2,046	$7,058	$4,959	$30,422

Consolidated:
Workforce reduction—severance and benefits	$2,052	$5,029	$7,366	$39,866
Workforce reduction—stock based compensation	596	7,199	1,985	16,041

Total workforce reduction	2,648	12,228	9,351	55,907
Excess facilities	142	979	1,535	1,267
Other exit costs	—	(254)	—	1,458

Total consolidated restructuring charges	$2,790	$12,953	$10,886	$58,632

As part of the 2008 Restructuring Plan, we anticipate recording additional charges related to our workforce reduction, excess facilities and other exit costs through 2009. While the estimate of these charges is not yet finalized, the total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Impairments and Other Charges

During the three and nine months ended September 30, 2009, we recorded an impairment charge of $9.7 million related to our .name generic top-level domain (“gTLD”) intangible asset. See Note 5, “Goodwill and Other Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for further information.

During the nine months ended September 30, 2008, we recorded a goodwill impairment charge of $45.8 million in discontinued operations related to our divested Post-Pay business.

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

A comparison of other loss, net, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Interest income	$791	$3,981	$3,359	$15,004
Interest expense	(11,867)	(11,045)	(35,477)	(32,790)
Net gain (loss) on sale and impairment of investments	5	(6,829)	(41)	(6,571)
Net gain on divestiture of businesses	—	—	909	1,564
Unrealized gain (loss) on contingent interest derivative on convertible debentures	750	(420)	1,799	1,664
Income from transition services agreements	1,230	1,224	3,069	2,590
Other, net	422	(361)	3,154	(3,769)

Total other loss, net	$(8,669)	$(13,450)	$(23,228)	$(22,308)

Other loss, net, decreased during the three months ended September 30, 2009, as compared to the same period last year. During the third quarter of 2008, we recorded a charge of $8.2 million for an other-than-temporary impairment of funds held by the Primary Fund and the International Fund as a result of management’s assessment of our investment portfolio with consideration to the economic market conditions at the time.

Other loss, net, decreased during the nine months ended September 30, 2009, as compared to the same period last year, primarily due to a decrease in interest income that resulted from lower average interest rates, partially offset by a gain recorded upon termination of the acquisition agreement entered into with Certicom during the first quarter.

Income taxes

During the three and nine months ended September 30, 2009, we recorded income tax expense for continuing operations of $18.1 million and $71.2 million, respectively. During the three and nine months ended September 30, 2008, we recorded income tax expense for continuing operations of $8.9 million and $7.5 million, respectively. The increase in income tax expense during the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, was primarily attributable to the increase in income from continuing operations before income taxes. On February 20, 2009, the State of California enacted changes in tax laws that are expected to have a beneficial impact on our effective tax rate beginning in 2011. As a result, we revalued certain state deferred tax assets and liabilities that are expected to reverse after the effective date of the change, and recognized a discrete income tax benefit adjustment of $4.1 million during the nine months ended September 30, 2009.

Discontinued operations, net of tax

As of September 30, 2009, businesses classified as held for sale and presented as discontinued operations included the following: GSC, MMM Services, MDG Services and CPS. Businesses that have been divested and whose results of operations are reflected as discontinued operations for all periods presented, include the following: Communications Services, Communications Consulting, Digital Brand Management Services, EMEA Mobile Media, International Clearing, MSS, Post-Pay, RTP Services and Self-Care and Analytics.

The following table presents the revenues and the components from discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues	$40,544	$141,883	$212,981	$448,979

(Loss) income before income taxes	$(5,707)	$10,348	$27,930	$(40,589)
Income tax (benefit) expense	(6,937)	16,583	6,346	7,659

Gain (loss) from discontinued operations	1,230	(6,235)	21,584	(48,248)

Gain (loss) on sale of discontinued operations and estimated (losses) reversals on assets held for sale, before income taxes	17,028	(236,738)	43,099	(276,539)
Income tax expense (benefit)	12,009	(360)	48,340	(3,324)

Gain (loss) on sale of discontinued operations	5,019	(236,378)	(5,241)	(273,215)

Total income (loss) from discontinued operations, net of tax	$6,249	$(242,613)	$16,343	$(321,463)

During the three months ended September 30, 2009, we recorded net gains on disposal, and net reversals of estimated losses on disposal of $5.0 million which are included in discontinued operations. During the nine months ended September 30, 2009, we recorded net losses on disposal, and net reversals of estimated losses on disposal of $5.2 million which are included in discontinued operations. During the three and nine months ended September 30, 2008, we recorded net losses on disposals, and estimated losses on disposal, of $236.4 million and $273.2 million, respectively, which are included in discontinued operations. Net gains on disposal are recorded on the date the sale of the disposal group is consummated. Full or partial reversals of previously reported estimated losses on disposal are recorded upon changes in the fair values and/or carrying values of the disposal groups. See Note 3, “Assets Held for Sale and Discontinued Operations,” of our Notes to Condensed Consolidated Financial Statements for further information on our discontinued operations.

The continued execution of our divestiture plan is subject to the availability of financing, identification of buyers, and general market conditions, including further developments in the current economic environment and potential continued deterioration of the credit markets.

Liquidity and Capital Resources

	September 30, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$1,432,306	$789,068

As of September 30, 2009, our principal source of liquidity was $1.4 billion of cash and cash equivalents.

During the nine months ended September 30, 2009, we received $282.2 million in cash upon divestiture of businesses, net of $3.8 million of cash contributed.

During the nine months ended September 30, 2009, we received distributions of $13.9 million and $104.0 million from the Primary Fund and the International Fund, respectively.

During the nine months ended September 30, 2009, we repurchased approximately 2.0 million shares of our common stock at an average stock price of $22.23 for an aggregate of $45.0 million under the 2008 Share Buyback Program.

In summary, our cash flows were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$222,042	$363,040
Net cash provided by (used in) investing activities	330,712	(190,582)
Net cash provided by (used in) financing activities	81,694	(1,149,739)
Effect of exchange rate changes on cash and cash equivalents	8,790	4,084

Net increase (decrease) in cash and cash equivalents	$643,238	$(973,197)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

Net cash provided by operating activities decreased during the nine months ended September 30, 2009, compared to the same period last year, due to a decrease in cash received from customers resulting from a decrease in consolidated revenues, inclusive of revenues from discontinued operations, coupled with the timing of receipts from customers. The decrease in cash receipts was partially offset by a decrease in cash payments to suppliers and employees primarily resulting from lower average headcount during the nine months ended September 30, 2009.

The estimated reduction of income tax payable resulting from the use of stock option tax deductions, of $100.6 million and $7.1 million for the nine months ended September 30, 2009 and September 30, 2008, respectively, were reclassified to cash flows from financing activities.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses; timing of purchases, maturities and sales of investments; and purchases of property and equipment.

Net cash provided by investing activities increased during the nine months ended September 30, 2009, compared to the same period last year, primarily due to an increase in proceeds received upon divestiture of businesses, distributions received from the Primary Fund and the International Fund and a decrease in cash paid for purchases of property and equipment. During the nine months ended September 30, 2008, we reclassified certain cash and cash equivalents to short-term investment and invested an additional amount in unconsolidated entities, which was sold during the three months ended December 31, 2008. Cash paid for investing activities during the nine months ended September 30, 2008, was partially offset by cash received from the trust established for our director’s and officer’s liability self-insurance coverage that was terminated during the three months ended September 30, 2008 and cash received from the sale of certain property and equipment in our Mountain View, California location.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations, stock repurchase activities, stock option exercise activities and excess tax benefits.

Net cash provided by financing activities increased during the nine months ended September 30, 2009, compared to the same period last year, primarily due to an increase in excess tax benefits on stock-based compensation and a decrease in stock repurchases, partially offset by a decrease in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plans.

Other Liquidity and Capital Resources Information

Our credit facility is available for cash borrowings up to a maximum of $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. As of September 30, 2009, we had no outstanding borrowings under our credit facility and we had utilized $1.7 million for outstanding letters of credit.

Future operating lease payments include payments related to leases on excess facilities included in restructuring. If sublease rates decrease in these markets where these excess facilities are located, or if it takes longer than expected to sublease these facilities, the actual lease expense relating to our excess facilities under our restructuring plans could exceed this estimate by an additional $2.7 million over the next seven years. Cash payments totaling $8.3 million related to the abandonment of excess facilities under our restructuring plans will be paid over the next eight years. See Note 4, “Restructuring, Impairments and Other Charges,” of our Notes to Condensed Consolidated Financial Statements.

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

There have been no significant changes in our market risk exposures during the three and nine months ended September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (“SEC”).

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

Our operating results may continue to be adversely affected by the current economic downturn, unfavorable market and economic conditions.

The current global economic downturn may continue to have a negative impact on demand for our services and our ability to conduct our business. As the economic downturn continues these conditions may have also negatively impacted our foreign operations. The economic downturn has or may negatively impact, among other things:

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

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other Internet Protocol (“IP”) networks for e-commerce and communications;

•	the extent to which digital certificates and domain names are used for e-commerce or telecommunications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and telecommunications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction of new products and services;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of September 30, 2009, we had 886 or 34% of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

The U.S. Department of Commerce (“DOC”) has adopted a plan for the phased transition of its responsibilities for the domain name system (“DNS”) to ICANN. As part of this transition, we have entered into agreements with ICANN and the DOC as the exclusive registry of domain names within the .com and .net gTLDs and with ICANN with respect to being the exclusive registry for the .name gTLD.

We face risks arising from our agreements with ICANN and the DOC and from the planned transition of the DOC’s responsibilities for the DNS to ICANN, including the following:

•

ICANN could adopt or promote policies, procedures or programs that are unfavorable to us as the registry operator of the .com, .net and ..name gTLDs, that are inconsistent with our current or future plans, or that affect our competitive position;

•	the DOC could terminate its agreement with ICANN, in which case there would no longer be DOC oversight of ICANN;

•	one or more of the Registry Agreements may not renew when they expire in 2011 (.net) and 2012 (.com and .name), which in the case of .com or .net, could have a material adverse effect on our business;

•	ICANN’s relationship with the DOC could terminate and another entity could exercise oversight of ICANN;

•

the U.S. Government could refuse to transfer certain responsibilities for DNS administration to ICANN due to security, stability or other reasons, which could result in fragmentation or other instability in DNS administration;

•

under certain circumstances, ICANN could terminate one or more of our agreements to be the registry for the .com, .net or .name gTLDs and the DOC could refuse to grant its approval to the renewal of the .com Registry Agreement, in which case terminations of the .com or .net Registry Agreements could have a material adverse impact on our business;

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

•

some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. Effective October 1, 2009, ICANN and the DOC entered into a new agreement known as the Affirmation of Commitments which contemplates a greater involvement by foreign governments and governmental authorities in the oversight of ICANN. These foreign governments or governmental authorities may take actions or adopt policies or programs that are harmful to our business.

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

Under the .com, .net and .name Registry Agreements, we are prohibited from holding a greater than 15% ownership interest in an ICANN accredited registrar. This prohibition on cross-ownership currently applies to all sixteen ICANN gTLDs, but does not apply to Country Code Top Level Domain (“ccTLDs”). ICANN is currently considering whether this or a similar prohibition should continue to apply to some or all gTLD registries. If other gTLD registries were allowed to acquire registrars, access to certain distribution channels could be adversely affected or blocked.

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

The future growth of our VIP services, which form a part of User Authentication Services, depends in part on the commercial success and acceptance, and reliability of our VIP services. Our VIP services will suffer if our target customers do not use our VIP services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VIP services. We are not certain that our target customers will choose our VIP services or continue to use our VIP services once adopted.

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

All of the members of our senior management team and other key employees are at-will employees and we do not maintain key person life insurance for any of our senior management team members or key employees. The loss of the services of any of our senior management team or other key employees, or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

Compliance with rules and regulations concerning corporate governance is costly and could harm our business.

Ongoing compliance with the corporate governance requirements of the Sarbanes-Oxley Act and the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Stock Market has increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. Further, our board members, chief executive officer and chief financial officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

VeriSign has also adopted a stockholder rights plan that may discourage, delay or prevent a change of control or the acquisition of a substantial block of our common stock and may make any future unsolicited acquisition attempt more difficult. Under the rights plan:

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

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, as well as in the execution of our divestitures, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our income tax provision and net income in the period or periods for which that determination is made could result.

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

Additional competition to our business may arise from the upcoming introduction of new Internationalized Domain Name TLDs (“IDN TLDs”) and new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for awarding of new IDN TLDs by the first half of 2010. Other new domain extensions (including ones for which we could apply) could become available by the end of 2010. We do not yet know the impact, if any, these new domain extensions may have on our business, but the increase of name availability in the marketplace could introduce new choices for end-users as well as create end-user confusion around brand preference, which could have a material adverse effect on our business. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

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

Risks related to our divestiture plan

We continue to be responsible for a portion of our contingent and other corporate liabilities and transition services following the divestiture of certain businesses.

Under the agreements reached with buyers for certain businesses divested under the divestiture plan, we remain liable for certain contingent and corporate liabilities. In addition, we have entered, and may in the future enter, into transition services agreements with buyers in connection with the divestiture of certain businesses. These transition services agreements may be required for a longer period of time than anticipated by management upon the divestiture of the related business, and may be more costly to complete than the buyers are contractually obligated to pay us.

There is a possibility that we will incur costs and expenses associated with the management of contingent and other corporate liabilities related to businesses we have divested or may divest in the future, including requests for indemnification by buyers. These contingent and other corporate liabilities could potentially relate to consolidated securities litigation or other litigation matters, as well as actions brought by third parties as a result of the divestiture plan. Where responsibility for such liabilities is to be shared with the buyer, it is possible that the buyer or another party may be in default for payments for which they are responsible, obligating us to pay amounts in excess of our agreed-upon share of the assumed obligations.

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

As of September 30, 2009, we had one billion authorized common shares, of which 192.3 million shares were outstanding. In addition, of our authorized common shares, 29.9 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the Convertible Debentures. As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $500.0 million. As of September 30, 2009, we had no outstanding borrowings under the Facility and we had utilized $1.7 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

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

In 2006, the Board of Directors authorized a stock repurchase program (the “2006 Stock Repurchase Program”) with no expiration date to repurchase up to $1.0 billion of its common stock. In January 2008, the Board of Directors authorized additional repurchases of up to $600.0 million of the Company’s common stock to be conducted through an accelerated share repurchase agreement and the repurchase of $600.0 million of the Company’s common stock was completed in February 2008. In August 2008, the Board of Directors authorized the repurchase of up to an additional $680.0 million of the Company’s common stock with no expiration date in addition to the $320.0 million of the Company’s common stock available for repurchase under the 2006 Stock Repurchase Program (collectively, the “2008 Share Buyback Program”). During the three months ended September 30, 2009, VeriSign repurchased approximately 1.2 million shares of its common stock at an average stock price of $21.54 for an aggregate of $25.0 million under the 2008 Share Buyback Program. During the nine months ended September 30, 2009, VeriSign repurchased approximately 2.0 million shares of its common stock at an average stock price of $22.23 for an aggregate of $45.0 million under the 2008 Stock Buyback Program. As of September 30, 2009, approximately $905.0 million is available under the 2008 Share Buyback Program.

The following table presents the share repurchases during the three months ended September 30, 2009.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1—31, 2009	—	$—	—	$930.0 million
August 1—31, 2009	—	$—	—	$930.0 million
September 1—30, 2009	1,160,600	$21.54	1,160,600	$905.0 million

	1,160,600		1,160,600

(1)	Represent shares repurchased under the 2008 Share Buyback Program.

(2)	Represents the remaining amount available for further repurchases under the 2008 Share Buyback Program.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this quarterly report on Form 10-Q. These agreements may contain representations and warranties by the parties thereto. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (1) may be intended not as statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements if those statements prove to be inaccurate, (2) may have been qualified by disclosures that were made to such other party or parties and that either have been reflected in the Company’s filings or are not required to be disclosed in those filings, (3) may apply materiality standards different from what may be viewed as material to investors and (4) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof or at any other time.

Exhibit Number	Exhibit Description
10.01	Promotion Letter from VeriSign, Inc. to Brian G. Robins dated August 4, 2009.

10.02	Promotion Letter from VeriSign, Inc. to Mark D. McLaughlin dated August 17, 2009.

10.03	Form of Amended and Restated Change-in-Control and Retention Agreement for Executive Officers.

10.04	Change-in-Control and Retention Agreement for Chief Executive Officer entered into as of August 17, 2009 by and between VeriSign, Inc. and Mark McLaughlin.

10.05	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. †

10.06	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.

10.07	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

Exhibit Number	Exhibit Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: November 6, 2009	By:	/s/ MARK D. MCLAUGHLIN
Mark D. McLaughlin Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ BRIAN G. ROBINS
Brian G. Robins Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Promotion Letter from VeriSign, Inc. to Brian G. Robins dated August 4, 2009.

10.02	Promotion Letter from VeriSign, Inc. to Mark D. McLaughlin dated August 17, 2009.

10.03	Form of Amended and Restated Change-in-Control and Retention Agreement for Executive Officers.

10.04	Change-in-Control and Retention Agreement for Chief Executive Officer entered into as of August 17, 2009 by and between VeriSign, Inc. and Mark McLaughlin..

10.05	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. †

10.06	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.

10.07	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.