Form 10-K
period 2009-12-31
VERISIGN INC/CA
filed 2010-02-26
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☑

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2009, was $2,114,335,874 based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 17, 2010: 183,448,405 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Overview

VeriSign’s mission is to bring trust to the Internet. We offer a comprehensive spectrum of products and services that enable confidence among Internet users, website owners and operators of digital networks. VeriSign’s Naming Services capabilities enable domain name registration through our registrar partners and provide network availability for registrars and Internet users alike. VeriSign’s Authentication Services capabilities make it easier for consumers to identify websites that are authentic, safe and secure. We enhance business reputations, security and website uptime resulting in improved online traffic, sales conversion and customer loyalty for websites.

We have the following two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”), which consists of Naming Services and Authentication Services; and (2) Other Services, which consists of the continuing operations of our Content Portal Services (“CPS”), our remaining non-core business, and legacy products and services from divested businesses. Comparative segment revenues and related financial information for 2009, 2008 and 2007 are presented in Note 16, “Segment Information,” Description of Segments, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We have operations inside as well as outside the United States (“U.S.”). For a geographic breakdown of revenues and changes in revenues, see Note 16, “Segment Information,” Geographic Revenues, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Naming Services is the authoritative directory provider of all .com, .net, .cc, .tv, .name, .jobs and .edu domain names. Authentication Services is comprised of Business Authentication Services and User Authentication Services. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize Secure Socket Layer (“SSL”) protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt transactions and communications between client browsers and Web servers. User Authentication Services includes identity protection services, fraud detection services, and managed public key infrastructure (“PKI”) services. User Authentication Services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials.

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy called for the divestiture or winding-down of our non-core businesses.

During 2009, we substantially completed all of our divestitures, and the winding-down of our non-core businesses. In October 2009, we decided to wind down the operations of the CPS business after termination of active negotiations with a potential buyer. We expect the winding-down to be completed no later than the end of 2010. The assets and liabilities related to CPS have been reclassified to held and used as of December 31, 2009, and the results of operations of the CPS business have been reclassified from discontinued operations to continuing operations as part of our Other Services segment for all periods presented. The Pre-pay billing and payment services (“Pre-pay”) business was fully wound down in October 2009, and its results of operations were reclassified into discontinued operations for all periods presented. Having divested our non-core businesses, additional resources are available to invest in our core services that remain; namely, Naming Services and Authentication Services. The proceeds from the divestiture of non-core businesses will be used for, but will not be limited to, investment in growth opportunities in or adjacent to our core services.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through our website at http://investor.verisign.com as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission (the “SEC”).

Internet Infrastructure and Identity Services Group

Our 3IS group consists of our Naming Services and Authentication Services.

Naming Services

Registry Services

The Registry Services business operates the authoritative directory of all .com, .net, .cc, .tv, .name, .jobs and .edu domain names, allowing individuals and brand name organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with large-scale online audiences.

We are the exclusive registry of domain names within the .com, .net and .name generic top-level domains (“gTLDs”) under agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”) and the United States (“U.S.”) Department of Commerce (“DOC”). As a registry, we maintain the master directory of all second-level domain names in these top-level domains (e.g., johndoe.com and janedoe.net). These top-level domains are supported by our global constellation of domain name servers. In addition, we own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names (“Shared Registration System”).

Separate from our agreements with ICANN, we have agreements with others to be the exclusive registry for the .tv and .cc country code top-level domains (“ccTLDs”) and we operate the back-end registry systems for the .jobs and .edu gTLDs. These top-level domains are also supported by our global constellation of domain name servers and Shared Registration System.

With our existing gTLDs and ccTLDs, we also provide internationalized domain name (“IDN”) services that enable Internet users to access websites in characters representing their local language. Currently, IDNs may be registered in as many as 350 different native languages and scripts. We also support the Domain Name Systems (“DNS”) by locating and translating certain Internet Protocol (“IP”) addresses into Internet domain names.

Domain names can be registered for between one and ten years, and the fees charged for .com and .net may only be increased according to adjustments prescribed in our agreements with ICANN over the applicable term. Revenues for registrations of .name are not subject to the same pricing restrictions as those applicable to .com and .net, however fees charged are subject to our agreement with ICANN over the applicable term. Revenues for .cc and .tv domain names are based on a similar fee system and registration system, though the fees charged are not subject to the same pricing restrictions as those imposed by ICANN. The fees received from operating the .jobs registry infrastructure are based on the terms of VeriSign’s agreement with the registry operator of .jobs. No fees are received from operating the .edu registry infrastructure.

VeriSign Internet Defense Services

VeriSign Internet Defense Services provides infrastructure assurance to organizations and is comprised of VeriSign iDefense Security Intelligence Service (“iDefense”) and VeriSign Internet Defense Network (“VIDN”).

iDefense provides enterprise security teams with comprehensive intelligence, in the form of alerts, reports and analyst access, to help companies keep up with ever-evolving cyberthreats. Our teams enable companies to improve vulnerability management, incident response, fraud mitigation, and proactive mitigation of the particular threats targeting their industry or global operations. Customers include banks, large corporations and governmental and quasi-governmental organizations. Customers pay an annual fee for iDefense.

VIDN supports online business continuity by providing the monitoring and mitigation services against Distributed Denial of Service (“DDoS”) attacks. Unlike on-premise solutions, which require significant upfront investment, and other service-based solutions, VeriSign’s Internet-based service leverages our infrastructure to ensure protection against today’s increasingly complex attacks. Customers include online businesses and organizations. Customers pay a monthly fee for VIDN.

Authentication Services

Business Authentication Services

Business Authentication Services enable confidential online interactions between individuals and organizations, while providing visual assurances that verify website ownership and affirm that interactions are safe and secure. We currently offer the following Business Authentication Services: VeriSign®, thawte®, and GeoTrust® branded SSL certificates. These services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt communications between client browsers and Web servers. Revenues are generated through the issuance of SSL certificates for periods ranging from one to five years. The average certification issued by our Business Authentication Services business is approximately sixteen months. The SSL certificate also contains information about the certificate subscriber and the website domain to which the certificate was issued.

We currently offer the following SSL certificate services:

•

VeriSign Secure Site with Extended Validation (“EV”) SSL certificates and Secure Site Pro with EV SSL certificates:    EV SSL certificates offer the same level of encryption as VeriSign’s Secure Site and Secure Site Pro certificates but provide a higher level of business authentication. These certificates enable high security Web browsers to prominently display a green address bar and identify a website’s organizational identity. EV SSL certificates also rely on high assurance authentication standards promulgated by the Certificate Authority (“CA”)/Browser Forum, a voluntary organization of leading CAs working together to define the guidelines and means of implementation for the EV SSL certificate standards.

•

VeriSign Secure Site and Secure Site Pro certificates:    Both our Secure Site and Secure Site Pro certificates enable up to 256-bit SSL encryption when both the Web server and the client browser support such encryption. Secure Site Pro, our premium certificate offering, implements Server Gated Cryptography, a technology which automatically steps-up encryption levels to 128-bit in certain client-browser/operating system configurations that would otherwise encrypt at lower levels. The VeriSign branded certificates validate and authenticate the organization requesting the certificate.

•

GeoTrust and thawte branded certificates:    We also offer SSL certificate services under the GeoTrust and thawte brands. These services use similar underlying infrastructure as VeriSign branded certificates and are targeted at small businesses, Internet service providers and Web hosting companies. The GeoTrust and thawte branded certificates primarily validate the ownership or control of a domain.

User Authentication Services

User Authentication Services offer a variety of strong authentication methods to help enterprises deploy secure remote access and secure business applications through PKI, digital certificates, or one-time passwords.

We offer a suite of User Authentication products and services, including our VeriSign Identity Protection (“VIP”) Service, our Fraud Detection Service, and our VeriSign PKI Service. Revenues in our User Authentication Services are derived from a one-time credential sale to the customer seeking network services and a one-time set-up fee. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee.

•

VeriSign Identity Protection Service:    Our VIP Service allows organizations to secure username and password access credentials with a one time password, before permitting access to protected online resources. Unlike traditional measures to provide such account security, VIP Service is delivered through the Internet as a standards-based managed service, which reduces deployment and operational costs.

•

Fraud Detection Service:    Our Fraud Detection Service provides an invisible means of delivering proactive protection to consumers by detecting fraudulent logins and transactions in real-time without affecting a legitimate user’s Web experience.

•

VeriSign PKI Service:    VeriSign PKI Service helps organizations reduce risk and comply with security standards through the creation of an independently verifiable trust framework. This framework is used by organizations to both create and validate unique identities for users and devices which can then be leveraged as credentials for accessing sensitive information and systems. While alternative solutions can be developed for such needs, VeriSign PKI solutions are deployment- and future-ready, leveraging a highly available infrastructure that supports open standards and protocols. Customers may choose from a fully hosted solution where VeriSign operates the entire infrastructure, a partially hosted PKI Service with a customer’s own network, or, in very specialized cases, leverage VeriSign’s in-premise PKI solutions.

Divestiture Transactions and Presentation of Results of Operations

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy called for the divestiture or winding-down of our non-core businesses. We substantially completed this strategy during 2009.

During the first quarter of 2009, the Company disaggregated its Enterprise and Security Services disposal group held for sale into the following three businesses: (i) Global Security Consulting (“GSC”), (ii) iDefense and (iii) Managed Security Services (“MSS”). The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of our Naming Services business for all periods presented.

In October 2009, we decided to wind down the operations of the CPS business after termination of active negotiations with a potential buyer. We expect the winding-down to be completed no later than the end of 2010. The assets and liabilities related to CPS have been reclassified to held and used and the results of operations of CPS have been reclassified from discontinued operations to continuing operations as part of our Other Services segment for all periods presented. The Pre-pay business was fully wound down in October 2009, and its results of operations were reclassified into discontinued operations.

The historical results of operations of our divested businesses have been reclassified as discontinued operations for all periods presented unless otherwise noted.

During 2009, we completed the divestiture or winding-down of the following businesses:

•

The Mobile Delivery Gateway Services which offered solutions to manage the complex operator interfaces, relationships, distribution, reporting, and customer service for the delivery of premium mobile content to customers.

•	The Pre-pay business which licensed and managed solutions for prepay billing customers to deliver rating and billing services.

•

Messaging and Mobile Media (“MMM”) Services which consisted of the InterCarrier Messaging, PictureMail, Premium Messaging Gateway, and Mobile Enterprise Service offerings. The MMM Services business was an industry-leading global provider of short-messaging, multimedia messaging, and mobile content application services.

•

The GSC business which helped companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

•

The MSS business which enabled enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on the MSS business’ security platform and experienced security staff.

•

The Real-Time Publisher Services business which allowed organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers.

•	The Communications Services business which provided Billing and Commerce Services, Connectivity and Interoperability Services, and Intelligent Database Services.

•	The International Clearing business which enabled financial settlement and call data settlement for wireless and wireline carriers.

During 2008, we completed the divestiture of the following businesses:

•	The EMEA Mobile Media business which offered mobile application services that included interactive messaging applications, content portal services, and messaging gateway services.

•	The Post-pay business which enabled advanced billing and customer care services to wireless telecommunications carriers.

•

The Communications Consulting business which offered a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies.

•

The Digital Brand Management Services business which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity.

•

The Content Delivery Network (“CDN”) business which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale. We retained an equity ownership in the CDN business and have accounted for our investment in the CDN business as an equity method investment with a carrying value of zero. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations.

•

The Self-Care and Analytics business which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems.

During 2007, we completed the divestiture of the following businesses:

•

The Retail Data Solutions (“RDS”) business which specialized in intelligent supply chain services. The historical results of operations of the RDS business have not been classified as discontinued operations because they were not significant. The historical results of operations of RDS are included in our Other Services segment.

Sale of other businesses

In addition to the divestiture of the non-core businesses as part of our divestiture strategy, we also sold the following businesses:

•

In 2007, we sold 51% of our ownership interest in our wholly-owned Jamba subsidiary to Fox Entertainment (“Fox”), a subsidiary of News Corporation, and simultaneously entered into two joint venture agreements (“Jamba joint ventures”) with Fox. In 2008, we sold the remaining 49% ownership interest in the Jamba joint ventures to Fox. The historical results of operations of the Jamba subsidiary and the Jamba joint ventures are classified as continuing operations for all periods presented.

•

In 2007, we sold our Jamba Service GmbH subsidiary (“Jamba Service”) which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products. The historical results of operations of Jamba Service are classified as discontinued operations for all periods presented.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Mountain View, California; Dulles, Virginia; New Castle, Delaware; Melbourne, Australia; London, England; Kawasaki, Japan; and Fribourg, Switzerland. Most of these secure data centers operate on a 24-hour a day, every day basis, supporting our business units and services. The performance and scale of our infrastructure are critical for both our Naming Services and Authentication Services, and give us the platform to maintain our leadership position in our core services. Key features of our operations infrastructure include:

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

As part of our operations infrastructure for our Naming Services business, we operate all authoritative domain name servers that answer domain name lookups for the .com and .net zones, as well as for the other top-level domains for which we are the registry. We also operate two of the thirteen externally visible root zone server addresses, including the “A” root, which is considered to be the authoritative root zone server of the Internet’s DNS. The domain name servers provide the associated name server and IP address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an annual average of over 55 billion responses per day. These name servers are located around the world, providing local domain name service throughout North America, South America, Europe, and Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

In 2009 VeriSign completed most elements of “Project Titan,” a large-scale infrastructure upgrade intended to increase the capacity of domain name queries handled by our DNS infrastructure. Project Titan also further fortified our infrastructure to repel significant DDoS attacks, and provide enhanced monitoring and logging capabilities. As part of the Project Titan implementation between 2007 and 2009, all of VeriSign’s infrastructure sites have been upgraded, and more than 40 regional resolution sites were deployed.

Call Centers and Help Desk:    We provide customer support services through our phone-based call centers, email help desks and Web-based self-help systems. Our California call center is staffed 24 hours a day, every day of the year and employs an automated call directory system to support our Authentication Services business. Our Virginia call center is staffed 24 hours a day, every day of the year to support our Naming Services business. All call centers have a staff of trained customer support agents and provide Web-based support services utilizing customized automatic response systems to provide self-help recommendations.

Operations Support and Monitoring:    Through our network operations centers, we have an extensive monitoring capability that enables us to track the status and performance of our critical database systems and our global resolution systems. Our distributed network operations centers are staffed 24 hours a day, every day of the year.

Disaster Recovery Plans:    We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Naming Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity. Our Authentication Services business is similarly protected by having service capabilities that exist in both of our East and West Coast data center facilities. Our critical data services (including digital certificates, domain name registration, telecommunications services and global resolution) use advanced storage systems that provide data protection through techniques such as mirroring and remote replication.

Marketing, Sales and Distribution

We market our Naming Services worldwide through registrars. We market our Authentication Services worldwide through multiple distribution channels, including the Internet, direct sales, telesales, direct marketing through all media, mass merchandisers, value-added resellers, systems integrators and VeriSign International Affiliates (each a “VeriSign Affiliate”). VeriSign established the VeriSign International Affiliate Program in the 1990s to recruit resale partners to resell PKI Services in regions where VeriSign does not offer PKI Services. VeriSign enables each VeriSign Affiliate to operate all aspects of a PKI Service business by licensing to the VeriSign Affiliate the VeriSign Processing Center software platform, which provides a scalable certificate authority service platform capable of supporting thousands of enterprises and millions of end users. Each VeriSign Affiliate is responsible for localizing PKI Services according to its local country regulations and requirements.

Our direct sales and marketing organization at December 31, 2009, consisted of 488 employees. We have field sales offices throughout the world.

Research and Development

As of December 31, 2009, we had 571 employees dedicated to research and development. We believe that timely development of new and enhanced Internet security, e-commerce, information, and technologies is necessary to remain competitive in the marketplace. During 2009, 2008 and 2007 our research and development expenses were $83.6 million, $88.9 million and $94.4 million, respectively.

Our future success will depend in large part on our ability to continue to maintain and enhance our current technologies and services. In the past, we developed our services both independently and through efforts with leading application developers and major customers. We have also, in certain circumstances, acquired or licensed technology from third parties. Although we will continue to work closely with developers and major customers in our development efforts, we expect that most of the future enhancements to existing services and new services will be developed internally or acquired through business acquisitions.

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

Competition

We compete with numerous companies in each of the Naming Services and Authentication Services businesses. The overall number of our competitors may increase and the identity and composition of competitors may change over time.

Competition in Naming Services:    We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 14 registries for the operation of 16 gTLDs. In addition, there are over 240 ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage for us.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar, Inc., Afilias Limited and Nominum, Inc.

In addition, to the extent end-users navigate using search engines as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation and Yahoo! Inc.

Additional competition to our business may arise from the upcoming introduction of new Internationalized Domain Name TLDs (“IDN TLDs”) and new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for awarding new IDN TLDs by the first half of 2010. Other new domain extensions (including ones for which we could apply) could become available by the end of 2011. We do not yet know the impact, if any, that these new domain extensions may have on our business, including the extent to which the earlier introduction of ccTLDs in local languages and scripts by other registries will constitute a competitive advantage. While we may apply for one or more of these new domain extensions and seek to enter into agreements with other gTLD applicants to provide back-end registry services, there is no certainty that we will ultimately be successful and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors. We do not yet know the impact, if any, these new domain extensions may have on our business, but the increase of name availability in the marketplace could introduce new choices for end-users as well as create end-user confusion around brand preference, which could have a material adverse effect on our business.

Competition in Business and User Authentication Services:    Our Business Authentication Services and User Authentication Services are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure e-commerce and telecommunications over wireline and wireless IP networks. Principal competitors generally fall within one of the following categories: (1) companies such as RSA Security, Inc. (“RSA”), the security division of EMC Corporation, and Entrust, Inc. which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as IdenTrust, Inc. that primarily offer digital certificate and certification authority-related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including domain name registrars.

The market for Business Authentication Services and User Authentication Services is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, AOL Inc. and Microsoft Corporation have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products. If these or other companies introduce new products or services that compete with our Authentication Services, our business could be materially harmed.

In addition, browser companies that embed our interface technologies or otherwise feature them as a provider of digital certificate products and services in their Web browsers or on their websites could also promote products and services of our competitors or charge us substantial fees for promotions in the future.

Industry Regulation

Naming Services:    Within the U.S. Government, oversight of Internet administration is provided by the DOC. Effective October 1, 2009, the DOC and ICANN entered into a new agreement, known as the Affirmation of Commitments which replaced a prior agreement known as the Joint Project Agreement. Under the Affirmation of Commitments, the DOC became one of several parties working together with other representative constituency members in providing an on-going review of ICANN’s performance and accountability. The Affirmation of Commitments provides for more defined international participation in this review. The agreement sets forth periodic reviews by committees, the membership of which have yet to be determined. These review panels are charged with reviewing and making recommendations regarding: (i) the accountability and transparency of ICANN; (ii) the security, stability and resiliency of the DNS; (iii) the impact of new gTLDs on competition, consumer trust, and consumer choice; and (iv) the effectiveness of ICANN’s policies with respect to registrant data in meeting the legitimate needs of law enforcement and promoting consumer trust. Under the Affirmation of Commitments, the Assistant Secretary of Communications and Information of the DOC will be a member of the “Accountability and Transparency” review panel. The reviews generally are to occur no less than every three to four years.

As the exclusive registry of domain names within the .com, .net and .name gTLDs, we have entered into certain agreements with ICANN and the DOC:

.com Registry Agreement: On November 29, 2006, the DOC approved the Registry Agreement between ICANN and VeriSign for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. The .com Registry Agreement provides that it shall be renewed for successive terms unless it has been determined that VeriSign has been in fundamental and material breach of certain provisions of the .com Registry Agreement and has failed to cure such breach. The DOC shall approve such renewal if it concludes that approval will serve the public interest in (a) the continued security and stability of the Internet DNS and the operation of the .com registry including, in addition to other relevant factors, consideration of VeriSign’s compliance with Consensus policies and technical specifications and its service level agreements as set forth in the .com Registry Agreement and the investment associated with improving the security and stability of the DNS, and (b) the provision of registry services as defined in the .com Registry Agreement at reasonable prices, terms and conditions. The parties have an expectancy of renewal of the .com Registry Agreement so long as the foregoing public interest standard is met and VeriSign is not in breach of the .com Registry Agreement.

We are required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions pursuant to the 2006 .com Registry Agreement relating to handling of data and other registry operations. The 2006 .com Registry Agreement also provides a procedure for VeriSign to propose, and ICANN to review and approve, additional registry services.

Cooperative Agreement: In connection with the DOC’s approval of the .com Registry Agreement, VeriSign and the DOC entered into Amendment No. Thirty (30) to their Cooperative Agreement—Special Awards Conditions NCR-92-18742, regarding operation of the .com gTLD registries, which extends the term of Cooperative Agreement through November 30, 2012, and provides that any renewal or extension of the .com

Registry Agreement is subject to prior written approval by the DOC. As described above, the Amendment provides that the DOC shall approve such renewal if it concludes that it is in the public interest and in the continued security and stability of the DNS and that the provision of registry services is offered on reasonable terms.

.net Registry Agreement: On July 1, 2005, we entered into a Registry Agreement with ICANN for the .net gTLD (the “.net Registry Agreement”). The .net Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .net top-level domain through June 30, 2011. The .net Registry Agreement provides that it shall be renewed unless it has been determined that VeriSign has been in fundamental and material breach of certain provisions of the .net Registry Agreement and has failed to cure such breach.

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

With regard to our Naming Services business, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our registry service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses, including the conversion of IDNs. We own our proprietary Shared Registration System through which competing registrars submit second-level domain name registrations for each of the registries we operate. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors.

With regard to our Authentication Services business, we also rely on certain licensed third-party technology, such as public key cryptography technology licensed from RSA, and other technology that is used in our security services to perform key functions. RSA has granted us a perpetual, royalty-free, nonexclusive, worldwide license to use certain RSA products relating to certificate issuing, management and processing functionality. We develop services that contain or incorporate the RSA BSAFE products and that relate to digital certificate-issuing software, software for the management of private keys and for digitally signing computer files on behalf of others, and software for customers to preview and forward digital certificate requests to them. RSA’s BSAFE product is a software tool kit that allows for the integration of encryption and authentication features into software applications.

Employees

The following table shows a comparison of our consolidated employee headcount, by function, including historical headcount associated with the divested and wound-down businesses:

	As of December 31,
	2009	2008	2007
Employee headcount by function:
Cost of revenues	658	1,164	1,673
Sales and marketing	488	607	809
Research and development	571	769	954
General and administrative	611	757	815

Total	2,328	3,297	4,251

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

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K and in other filings we make with the SEC.

Risks relating to our business

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the current global economic environment as well as its impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and customer renewals in our Naming Services business;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our Authentication Services and the timing and execution of individual customer contracts;

•

changes in the payment structures of on-line advertising network providers and compensation levels, as well as policies proposed and implemented by ICANN, which could impact the number of domain name registrations;

•	our success in marketing and market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by channel partners and resellers to offer competing products or modify their marketing practices;

•	the mix of all our services sold during a period;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services;

•	potential attacks by hackers, which could threaten the perceived reliability of our products and services;

•	changes in the level of spending for information technology-related products and services by enterprise customers; and

•	the uncertainties, costs and risks related to our divestiture plan, including any income statement charges we incur in connection therewith and costs related to our transition services agreements.

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

Our operating results may continue to be adversely affected by the current economic environment, unfavorable market and economic conditions.

The current global economic environment may continue to have a negative impact on demand for our services, our business and our foreign operations. The economic environment has or may negatively impact, among other things:

•	current and future demand for our services, including decreases as a result of reduced spending on information technology and communications by our customers;

•	our customers’ continued growth and development of their businesses and our customers’ ability to continue as going concerns;

•	the ability of our customers to maintain their business;

•	price competition for our products and services;

•	the ability of our suppliers to continue to fill our orders;

•	the price of our common stock;

•	our liquidity;

•	our ability to service our debt, to obtain financing or assume new debt obligations;

•	our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business; and

•	our ability to execute on any stock repurchase plans.

In addition, to the extent that the economic environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may further negatively impact our business. If the economic and market conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results and financial position as a consequence of the above factors or otherwise.

Our diversified business structure may result in significant fluctuations of our financial results.

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which digital certificates and domain names are used, for e-commerce and communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction of new products and services;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of December 31, 2009, we had 864 or 37% of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as our international revenues are not always denominated in U.S. dollars and some of our costs are denominated in foreign currencies;

•	difficulty in repatriating profits to the U.S.;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

Foreign, federal or state laws could have an adverse impact on our business. For example, laws designed to restrict the on-line distribution of certain materials deemed harmful to children, on-line gambling, and cyber squatting and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities.

Due to the nature of the Internet, it is possible that state or foreign governments might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could increase the costs of regulatory compliance for us, force us to change our business practices or otherwise materially harm our business.

In addition, we are required to comply with state laws and regulations regarding certification authorities and if we fail to do so, we could lose the statutory benefits and protections that would otherwise be afforded to us.

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

The DOC has adopted a plan for the phased transition of its responsibilities for the DNS to ICANN. As part of this transition, we are parties to agreements with ICANN and the DOC as the exclusive registry of domain names within the .com gTLD and with ICANN with respect to being the exclusive registry for the .name and .net gTLDs.

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

•

Under the Affirmation of Commitments entered into between ICANN and the DOC effective October 1, 2009 (the “Affirmation of Commitments”), the DOC became one of several parties working together with other representative constituency members in providing an on-going review of ICANN’s performance and accountability. The Affirmation of Commitments provides for more defined international participation in this review. It is not known what, if any, role these review committees will play in the oversight of ICANN’s contracting process with various gTLD providers including VeriSign, and they could make recommendations that are adverse to our business;

•

one or more of the .com, .net, or .name Registry Agreements may not renew when they expire in 2011 (.net) and 2012 (.com and .name), which in the case of .com or .net, could have a material adverse effect on our business;

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

In addition, under the ..com, .net and .name Registry Agreements, we are prohibited from holding a greater than 15% ownership interest in an ICANN accredited registrar. This prohibition on cross-ownership currently applies to all sixteen ICANN gTLDs, but does not apply to ccTLDs. ICANN is currently considering allowing the vertical integration of registries and registrars in terms of partners and owners in the upcoming round of new gTLD registries. This proposal is currently under review by the ICANN community and the timing and outcome is unknown. Additionally, vertical integration of existing gTLD registries may be considered by ICANN. If vertical integration is permitted, the impact to the distribution channel is uncertain but could have a material adverse effect on our business.

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

•

some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. The Affirmation of Commitments, which calls for the establishment of multi-party review panels, contemplates a greater involvement by foreign governments and governmental authorities in the oversight of ICANN. These periodic review panels may take positions that are unfavorable to VeriSign.

As a result of these and other risks, it may be difficult for us to introduce new services in our domain name registry business and we could also be subject to additional restrictions, which may not also apply to our competitors, on how this business is conducted.

We rely on third parties who maintain and control root zone servers and route Internet communications.

We currently administer and operate only two of the thirteen root zone servers. The others are administered and operated by independent operators on a non-regulated basis. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the top-level domains. These root zone servers are critical to the functioning of the Internet. Consequently, our Naming Services business could be harmed if these independent operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demands on the two root zone servers we operate.

Further, our Naming Services business could be harmed if any of the independent operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls. In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root zone server system, as provided in our registry agreement with ICANN, it is required to ensure that the authoritative root will point to the top-level domain zone servers designated by us. If ICANN does not do this, our business could be harmed.

Changes in customer behavior, either as a result of evolving technologies or user practices, may impact the demand for domain names.

Currently, Internet users navigate to a website either by directly typing in its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines changed the value of their algorithms on the use of a domain for finding a website; (iii) Internet users were to shift away from direct navigation, or (iv) Internet users increase the use of second or third level domains or alternate identifiers, the demand for domain names could decrease.

Changes in the level of spending on on-line advertising and/or the way that on-line networks compensate owners of websites, could impact the demand for domain names.

Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!, could adversely affect the market for those domain names favored by such registrars and registrants resulting in a decrease in demand and/or the renewal rate for those domain names. As a result of the general economic environment, spending on on-line advertising and marketing may not increase or may be reduced, which in turn, may result in a further decline in the demand for those domain names.

Services offered by our 3IS segment rely on the continued integrity of public key cryptography technology and various hashing algorithms that may be compromised or proven obsolete over time.

Services offered by our 3IS segment depend on public key cryptography technology. With public key cryptography technology, a user possesses a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user’s private key and ensuring that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as “factoring.” This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method or other method be developed making currently used asymmetric key sizes such as 1024, 2048 and 4096 bits inadequate, the security of encryption products utilizing public key cryptography technology may require significant modifications or would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing PKI Services obsolete or unmarketable. Likewise, hashing algorithms, such as SHA1 or SHA2, are also utilized in public key cryptography technology and as new methods of attacking these algorithms are created, they could render our PKI Services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed that make attacks practical, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

Undetected or unknown defects in our services could harm our business and future operating results.

Services as complex as those we offer or develop could contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in compromised customer data, loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. The performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our services, which typically involves working with sophisticated software, computing and communications systems. Our failure or inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

If we encounter system interruptions, we could be exposed to liability and our reputation and business could suffer.

We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks by hackers;

•	computer viruses or software defects; and

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

Most of our systems are located at, and most of our customer information is stored in, our facilities in Mountain View, California and Kawasaki, Japan (both of which are susceptible to earthquakes); New Castle, Delaware; Dulles, Virginia; Melbourne, Australia; London, England; and Fribourg, Switzerland. To the extent we are unable to partially or completely switch over to secondary or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

In addition, our ability to issue SSL certificates, our domain name registry services and certain of our other services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our customers to the Shared Registration System. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past.

A failure in the operation of our top-level domain name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our Shared Registration System could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over IP networks as well as of the security or reliability of our services.

If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.

We retain certain confidential customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our domain name registry operations also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the Shared Registration System. The domain name root zone servers and top-level domain name zone servers that we operate are critical hardware to our registry services operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over IP networks as well as of the security or reliability of our services.

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

We rely on the strength of our VeriSign brand to differentiate ourselves in the marketing of our products, particularly with respect to our SSL certificates. Dilution of the strength of our brand could harm our business.

We could become subject to claims of infringement of intellectual property of others, which could be costly to defend and could harm our business.

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement was made against us, we could be required to pay damages or have portions of our business enjoined. If we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our Internet infrastructure and security services than we would otherwise.

Our success in obtaining results from these relationships will depend both on the ultimate success of the other parties to these relationships and on the ability of these parties to market our services successfully.

Furthermore, our ability to achieve future growth also depends on our ability to continue to establish direct seller channels and to develop multiple distribution channels. In addition, any changes by our channel partners to their existing marketing strategies could have a material adverse effect on our business. Similarly, if one or more of our channel partners were to encounter financial difficulties, it could have a material adverse effect on our business. Failure of one or more of our strategic or channel relationships to result in the development and maintenance of a market for our services could harm our business. If we are unable to maintain our relationships or to enter into additional relationships, this could harm our business.

Failure of VeriSign Affiliates to follow our security and trust practices or to maintain the privacy or security of confidential customer information could have an adverse impact on our revenues and business.

We have licensed to VeriSign Affiliates our Processing Center platform, which is designed to replicate our own secure data centers and allows the VeriSign Affiliate to offer back-end processing of PKI Services for enterprises in the regions in which the VeriSign Affiliate operates. The VeriSign Processing Center platform provides a VeriSign Affiliate with the knowledge and technology to offer PKI Services similar to those offered by us. It is critical to our business strategy that the facilities and infrastructure used in issuing and marketing digital certificates remain secure and we are perceived by the marketplace to be secure. Although we provide the VeriSign Affiliate with training in security and trust practices, network management and customer service and support, these practices are performed by the VeriSign Affiliate and are outside of our control. Any failure of a VeriSign Affiliate to maintain the privacy or security of confidential customer information could result in negative publicity and therefore adversely affect the market’s perception of the security of our services as well as the security of e-commerce and telecommunication over IP networks generally.

Our VeriSign Identity Protection services depend in part on the acceptance of our services.

The future growth of our VIP Services, which form a part of User Authentication Services, depends in part on the commercial success and acceptance, and reliability of our VIP Services. Our VIP Services will suffer if our target customers do not use our VIP Services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VIP Services. We are not certain that our target customers will choose our VIP Services or continue to use our VIP Services even after adoption.

Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could be harmed.

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

If the market for e-commerce and communications over IP and other networks does not grow or these services are not widely accepted in the market, our business could be materially harmed.

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

•

vacancies on our Board of Directors can be filled until the next annual meeting of stockholders by majority vote of the members of the Corporate Governance and Nominating Committee, or a majority of directors then in office if no such committee exists, or a sole remaining director; and

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

In February 2010, the U.S. President’s administration announced various legislative proposals that could change the U.S. international tax laws. We are unable to predict whether these and other proposals will be implemented. We have not yet determined whether or the extent to which these proposals will ultimately impact VeriSign.

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

New technologies and the expansion of existing technologies may increase competitive pressure. We cannot assure you that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

Competition in Naming Services:    We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 14 registries for the operation of 16 gTLDs. In addition, there are over 240 ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage.

We also face competition from service providers that offer outsourced domain name registration, resolutions and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar Inc., Afilias Limited and Nominum, Inc.

In addition, to the extent end-users navigate using search engines as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation, and Yahoo! Inc.

Additional competition to our business may arise from the upcoming introduction of new IDN TLDs and new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for awarding of new IDN TLDs by the first half of 2010. Other new domain extensions (including ones for which we could apply) could become available by the end of 2011. We do not yet know the impact, if any, that these new domain extensions may have on our business. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

Competition in Authentication Services:    Our Business Authentication Services and User Authentication Services are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure e-commerce and telecommunications over wireline and wireless IP networks. Principal competitors generally fall within one of the following categories: (1) companies such as RSA, the information security division of EMC Corporation, and Entrust, Inc., which offer software applications and related digital certificate products that customers operate themselves; (2) companies such as IdenTrust, Inc. which primarily offer digital certificate and certification authority-related services; (3) companies focused on providing a bundled offering of products and services; and (4) companies offering competing SSL certificate and other security services, including domain name registrars.

The market for Business Authentication Services and User Authentication Services is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants. We also experience competition from a number of smaller companies, and we believe that our primary long-term competitors may not yet have entered the market. Furthermore, AOL Inc. and Microsoft Corporation have introduced software products that enable the issuance and management of digital certificates, and we believe that other companies could introduce similar products. If these or other companies introduce new products or services that compete with our Authentication Services, our business could be materially harmed.

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

The Internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In order to remain competitive and retain our market share, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences, or launch entirely new products and services in anticipation of market trends. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

Risks related to our divestiture plan

We continue to be responsible for certain liabilities and transition services following the divestiture of certain businesses.

Under the agreements reached with the buyers of certain businesses divested under the divestiture plan, we remain liable for certain liabilities related to the divested businesses. In addition, we have entered into, and may in the future amend or extend, transition services agreements with buyers in connection with the divestiture of certain businesses. These transition services may be required for a longer period of time than anticipated by management. In addition, we have agreed to perform certain transition services for a fixed price or for fixed hourly rates, but our actual costs to provide such services may exceed the fees buyers are contractually obligated to pay us under the relevant transition services agreements.

There is a possibility that we will incur costs and expenses associated with the management of liabilities related to the businesses we have divested, including requests for indemnification by buyers. These liabilities could potentially relate to (i) breaches of contractual representations and warranties we gave to buyers of the divested businesses, or (ii) certain liabilities relating to the divested businesses which we retained under the agreements reached with buyers of the divested businesses. Such liabilities include certain litigation matters, including actions brought by third parties. Where responsibility for such liabilities is to be contractually allocated to the buyer or shared with the buyer or another party, it is possible that the buyer or the other party may be in default for payments for which they are responsible, obligating us to pay amounts in excess of our agreed-upon share of those obligations.

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

As of December 31, 2009, we had one billion authorized common shares, of which 183.3 million shares were outstanding. In addition, of our authorized common shares, 29.3 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long term debt outstanding. In addition to the Convertible Debentures, we have a credit facility (“Facility”) with a borrowing capacity of $500.0 million. As of December 31, 2009, we had no outstanding borrowings under the Facility and we had utilized $1.7 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities.

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

Our corporate headquarters are located in Mountain View, California. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Canada, Brazil, Europe, Asia, Australia and South Africa. As of December 31, 2009, we owned approximately 364,000 square feet of space, which includes portions of our headquarters complex in Mountain View, California and facilities in Dulles, Virginia and New Castle, Delaware. As of December 31, 2009, we leased approximately 720,000 square feet of space, primarily in the U.S. and to a lesser extent, in Europe and Asia Pacific. Our facilities are under lease agreements that expire at various dates through 2017. We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use for continuing operations:

Major Locations	Approximate Square Footage	Use
United States:
Mountain View, California	290,000	Corporate Headquarters; and Internet, Infrastructure and Identity Services
Dulles, Virginia	237,000	Internet, Infrastructure and Identity Services; and Corporate Services
New Castle, Delaware	105,000	Internet, Infrastructure and Identity Services

Europe/Middle East/Africa:
Cape Town, South Africa	21,000	Internet, Infrastructure and Identity Services; and Corporate Services
Geneva, Switzerland	17,000	Internet, Infrastructure and Identity Services; and Corporate Services
Asia Pacific/Japan:
Bangalore, India	42,000	Internet, Infrastructure and Identity Services; and Corporate Services
Melbourne, Austrailia	16,000	Internet, Infrastructure and Identity Services; and Corporate Services
Kawasaki, Japan	20,000	Internet, Infrastructure and Identity Services
Tokyo, Japan	15,000	Internet, Infrastructure and Identity Services; and Corporate Services

At December 31, 2009, on a worldwide basis, we had an aggregate of approximately 162,000 square feet that was vacant and in restructuring, which is not included in the table above. In addition, at December 31, 2009, approximately 86,000 square feet is being subleased to third parties, which is not included in the table above.

ITEM 3.	LEGAL PROCEEDINGS

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against VeriSign in the U.S. District Court for the Northern District of California, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in the U.S. District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in the Superior Court of the State of California, Santa Clara County (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative action is stayed pending resolution of the federal actions. The current directors and officers named in this state action are D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. The Company is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006 (“Federal Action”). The current directors and officers named in this consolidated Federal Action are D. James Bidzos, William L. Chenevich, Roger H. Moore, Louis A. Simpson and Timothy Tomlinson. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. On November 16, 2007, a second amended shareholder derivative complaint was filed in the Federal Action wherein the Company was again named as a nominal defendant. By stipulation and Court order, defendants’ obligation to respond to the second amended shareholder derivative complaint has been continued pending informal efforts by the parties to resolve the Federal Action. The parties have reached an agreement to resolve the option grant related matters. The Federal Action is subject to approval of the U.S. District Court for the Northern District of California. A motion for preliminary approval was filed on January 27, 2010 and the motion is scheduled to be heard on March 3, 2010. The parties have agreed that upon final approval of the settlement and dismissal of the Federal Action the parallel state court proceedings will be dismissed.

On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned the Company’s common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin the Company from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in the Superior Court for the State of California, Santa Clara County under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. The current directors and officers named in this consolidated class action are D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. VeriSign and the individual defendants dispute all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint were granted with leave to amend in August 2008. By stipulation and Court order, plaintiff’s obligation to file an amended consolidated class action complaint has been continued pending informal efforts by the parties to resolve the action. The parties have reached an agreement to resolve all of the option grant related matters. The Federal Action is subject to approval of the U.S. District Court for the Northern District of California. A motion for preliminary approval was filed on January 27, 2010 in that court and the motion is scheduled to be heard on March 3, 2010. The parties have agreed that upon final approval of the settlement and dismissal of the Federal Action the parallel state court proceedings will be dismissed.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 1, 2010:

Name	Age	Position
D. James Bidzos	54	Executive Chairman
Mark D. McLaughlin	44	President and Chief Executive Officer
Brian G. Robins	40	Executive Vice President and Chief Financial Officer
Christine C. Brennan	57	Senior Vice President, Human Resources
Richard H. Goshorn	53	Senior Vice President, General Counsel and Secretary
Russell S. Lewis	55	Executive Vice President, Strategy and Technical Operations
Kevin A. Werner	49	Senior Vice President, Corporate Development and Strategy

D. James Bidzos has served as Executive Chairman since August 2009. He served as Executive Chairman and Chief Executive Officer on an interim basis from June 2008 to August 2009 and served as President from June 2008 to January 2009. He served as Chairman of the Board of Directors since August 2007 and from April 1995 to December 2001. He served as Vice Chairman of the Board from December 2001 to August 2007. Mr. Bidzos has served as a director of VeriSign Japan K.K. since March 2008 and served as Representative Director of VeriSign Japan K.K. from March 2008 to September 2008. Mr. Bidzos served as Vice Chairman of RSA Security Inc., an Internet identity and access management solution provider, from March 1999 to May 2002, and Executive Vice President from July 1996 to February 1999. Prior thereto, he served as President and Chief Executive Officer of RSA Data Security, Inc. from 1986 to February 1999.

Mark D. McLaughlin has served as President and Chief Executive Officer and as a director since August 2009. He served as President and Chief Operating Officer from January 2009 to August 2009. From November 2008 to January 2009, Mr. McLaughlin provided consulting services to the Company. From January 2007 through November 2007, he served as the Company’s Executive Vice President, Products and Marketing. From May 2006 to January 2007, he served as Executive Vice President and General Manager, Information Services. From December 2004 to May 2006, he served as Senior Vice President and General Manager, Information Services and from November 2003 through December 2004, Mr. McLaughlin was Senior Vice President and Deputy General Manager of Information Services. From 2002 to 2003, he served as Vice President, Corporate Business Development, and from 2000 to 2001 he was Vice President, General Manager of VeriSign Payment Services. Prior to joining the Company, Mr. McLaughlin was the Vice President, Sales and Business Development, of Signio Inc., an Internet payment company acquired by the Company in February 2000. Mr. McLaughlin holds a B.S. degree from the U.S. Military Academy at West Point and a J.D. degree from Seattle University.

Brian G. Robins has served as Chief Financial Officer since August 2009. He served as acting Chief Financial Officer from April 2008 to August 2009 and served as Senior Vice President, Finance, from August 2007 to August 2009. From January 2007 to August 2007, Mr. Robins was Vice President, Finance. Prior to joining VeriSign in January 2007, Mr. Robins was employed by NeuStar Inc., a provider of clearinghouse services for communication service providers and enterprises, in a number of capacities since 2001, including as Vice President of Finance and Treasurer. Mr. Robins has served as a director of VeriSign Japan K.K. since March 2009. Mr. Robins holds a B.A degree in Finance from Lipscomb University and an M.B.A. degree from Vanderbilt University.

Christine C. Brennan has served as Senior Vice President, Human Resources since February 2010. She served as the Head of Group Human Resources for the Bank of Ireland from October 2007 through January 2010. Prior to joining the Bank of Ireland, Ms. Brennan served as Director of Human Resources for Barclays PLC from May 2005 to September 2007. She was Vice President, Human Resources for AT&T Inc. from May 2002 to May 2005. Ms. Brennan holds a B.S. degree in Business Administration from the University of Maryland.

Richard H. Goshorn has served as Senior Vice President, General Counsel and Secretary since June 2007. From October 2004 to May 2007, he served as General Counsel for Akin Gump Strauss Hauer & Feld, LLP, an international law firm. From 2002 to 2003, Mr. Goshorn was Corporate Vice President, General Counsel and Secretary of Acterna Corporation Inc., a public communications test equipment company. From 1991 to 2001 he held a variety of senior executive legal positions with London-based Cable and Wireless PLC, a telecommunications company, including the position of Senior Vice President and General Counsel, Cable & Wireless Global. Mr. Goshorn holds a B.A. degree in Economics from the College of Wooster and a J.D. degree from Duke University School of Law.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ending December 31, 2010:
First Quarter (through February 25, 2010) .	$25.14	$21.21
Year ended December 31, 2009:
Fourth Quarter .	$24.99	$21.28
Third Quarter .	23.95	17.59
Second Quarter .	24.88	17.54
First Quarter .	$21.65	$16.89
Year ended December 31, 2008:
Fourth Quarter .	$25.91	$16.23
Third Quarter .	38.81	22.49
Second Quarter .	42.50	32.72
First Quarter .	$38.06	$30.14

On February 17, 2010, there were 833 holders of record of our common stock, although we believe there are approximately 87,450 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 25, 2010, the reported last sale price of our common stock was $24.86 per share as reported by the NASDAQ Global Select Market.

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

On August 5, 2008, the Board of Directors authorized the repurchase of up to $680.0 million of our common stock, in addition to the $320.0 million of our common stock remaining available for repurchase under a previous 2006 stock repurchase program, for a total repurchase of up to $1 billion of our common stock (collectively, the “2008 Share Buyback Program”). The 2008 Share Buyback Program has no expiration date. As of December 31, 2009, $697.2 million remained available for further repurchases under the 2008 Share Buyback Program.

The following table presents the stock repurchase activity during the three months ended December 31, 2009:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	—	$—	—	$905.0 million
November 1 – 30, 2009	1,948,223	22.08	1,948,223	862.0 million
December 1 – 31, 2009	7,359,613	$22.39	7,359,613	$697.2 million

	9,307,836		9,307,836

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission (the “SEC”) or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poors (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2004, and calculates the return annually through December 31, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
VeriSign, Inc	$100	$66	$71	$111	$57	$72
S&P 500 Index	$100	$105	$121	$127	$80	$103
S&P 500 Information Technology Index	$100	$101	$107	$125	$71	$118

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Statements of Operations Data: (in millions, except per share data)

	Year Ended December 31,
	2009 (2)	2008 (1) (3) (4)	2007 (1) (5)	2006 (1) (6)	2005 (1) (7)
Continuing Operations:
Revenues	$1,031	$965	$851	$948	$1,074
Operating income (loss)	$314	$64	$(232)	$19	$138
Income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	$198	$85	$(139)	$357	$119
Income (loss) per share attributable to VeriSign, Inc and subsidiaries common stockholders:
Basic	$1.03	$0.43	$(0.59)	$1.46	$0.46
Diluted	$1.03	$0.43	$(0.59)	$1.45	$0.45
Discontinued Operations:
Revenues	$225	$591	$651	$620	$586
Operating income (loss)	$20	$(20)	$3	$70	$98
Income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	$48	$(459)	$(11)	$26	$304
Income (loss) per share attributable to VeriSign, Inc and subsidiaries common stockholders:
Basic	$0.25	$(2.33)	$(0.04)	$0.11	$1.19
Diluted	$0.25	$(2.30)	$(0.04)	$0.10	$1.16
Consolidated Total:
Net income (loss) attributiable to VeriSign Inc. and subsidiaries common stockholders	$246	$(374)	$(150)	$383	$423
Net income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders:
Basic	$1.28	$(1.90)	$(0.63)	$1.57	$1.65
Diluted	$1.28	$(1.87)	$(0.63)	$1.55	$1.61

(1)	The information presented reflects the adjustments made to our prior periods’ results of operations, which are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, in our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. The reclassifications of income from continuing operations to income from discontinued operations were approximately $5.0 million and $1.0 million in 2006 and 2005, respectively.
(2)	Operating income from continuing operations for 2009 includes a $9.7 million impairment charge related to our .name generic top-level domain (“gTLD”) and $7.3 million in restructuring charges. Income from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders for 2009 includes $35.2 million gain upon divestiture of businesses.
(3)	Operating income from continuing operations for 2008 includes a goodwill impairment charge of $77.6 million for our VeriSign Japan reporting unit, $31.2 million in restructuring charges and a loss of $79.1 million on the sale of a portion of our Mountain View facilities. Income from continuing operations attributable to VeriSign Inc., and subsidiaries common stockholders, includes gain on sale of $77.9 million, upon the divestiture of our remaining 49% ownership interest in the Jamba joint ventures.

(4)	Operating loss from discontinued operations for 2008 includes $39.2 million in restructuring charges and a goodwill impairment charge of $45.8 million related to our Post-pay reporting unit. Loss from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders for 2008 includes $424.8 million in losses upon divestiture of businesses.
(5)	Operating loss from continuing operations for 2007 includes impairment charges of $216.0 million of goodwill and other long-lived assets. Loss from continuing operations attributable to VeriSign Inc., and subsidiaries common stockholders for 2007 was offset by a $68.2 million gain recognized upon the divestiture of our majority ownership interest in Jamba. Operating income from discontinued operations for 2007 includes impairment charges of $46.8 million for other long-lived assets.
(6)	Income from continuing operations attributable to VeriSign Inc., and subsidiaries common stockholders for 2006 includes $349.8 million in income tax benefits that resulted from the release of our valuation allowance of $236.4 million from our deferred tax assets and the recognition of a non-recurring benefit of $113.4 million due to a favorable ruling received in the second quarter of 2006 relating to a capital loss generated in 2003.
(7)	Income from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders for 2005 includes a gain on sale of our payment gateway business of $250.6 million.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2009	2008 (1)	2007 (1)	2006	2005
Cash, cash equivalents and short term investments (2) (3)	$1,477	$789	$1,377	$677	$855
Total assets	2,470	2,367	3,795	3,985	3,181
Deferred revenues (2)	888	845	774	637	521
Convertible debentures, including contingent interest derivative	574	569	567	—	—
Stockholders’ equity (4)	$599	$518	$1,969	$2,403	$2,040

(1)	The information presented reflects adjustments made to our prior periods’ financial position, which are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, in our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
(2)	Excludes assets and liabilities classified as held for sale as reported at each Balance Sheet date, if applicable.
(3)	We did not have any significant short-term investments at December 31, 2009, 2008 and 2007.
(4)	Stockholders’ equity has been adjusted to include Noncontrolling interest in subsidiary for all periods presented, which is more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, in our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign’s mission is to bring trust to the Internet. We offer a comprehensive spectrum of products and services that enable confidence among Internet users, website owners and operators of digital networks. VeriSign’s Naming Services capabilities enable domain name registration through our registrar partners and provide network availability for registrars and Internet users alike. VeriSign’s Authentication Services capabilities make it easier for consumers to identify websites that are authentic, safe and secure. We enhance business reputations, security and website uptime resulting in improved online traffic, sales conversion and customer loyalty for websites.

We have the following two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”), which consists of Naming Services and Authentication Services; and (2) Other Services, which consists of the continuing operations of our Content Portal Services (“CPS”), our remaining non-core business, and legacy products and services from divested businesses.

Naming Services is the authoritative directory provider of all .com, .net, .cc, .tv, .name, .jobs and .edu domain names. As of December 31, 2009, we had approximately 96.7 million domain names registered under the .com and .net registries, which are our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates. Although growth in absolute number of registrations remains greatest in mature markets such as the United States (“U.S.”) and Western Europe, growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. and Western Europe where Internet penetration has demonstrated the greatest potential for growth. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars. VeriSign Internet Defense Services provide infrastructure assurance to organizations and is comprised of VeriSign iDefense Security Intelligence Service (“iDefense”) and VeriSign Internet Defense Network (“VIDN”). Revenues from VeriSign Internet Defense Services are not significant.

Authentication Services is comprised of Business Authentication Services and User Authentication Services.

Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize Secure Socket Layer (“SSL”) protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt transactions and communications between client browsers and Web servers. We currently offer the following Business Authentication Services: VeriSign®, thawte®, and GeoTrust® branded SSL certificates. As of December 31, 2009, we had an installed base of SSL certificates of approximately 1.2 million. The major factors impacting the growth and performance of our Business Authentication Services are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions and the current economic environment, we expect continued but slowing revenue growth in our business, primarily in markets outside of the U.S. where e-commerce has the largest growth potential.

User Authentication Services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials. We currently offer the following User Authentication Services: VeriSign Identity Protection (“VIP”), managed public key infrastructure (“PKI”), and fraud detection services. As with our Business Authentication Services, the major factors impacting the growth and performance of our User Authentication Services are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce.

We are working to expand our Business Authentication Services business offerings and solutions through the development of new services, including the VeriSign Trust Seal, which will build on or complement current offerings. The VeriSign Trust Seal authenticates that a customer is a legitimate business entity that owns and operates a website domain as well as provides assurance to website users that the website is free from malware. We expect that revenues from the VeriSign Trust Seal will not be significant in 2010.

2009 Business Highlights

•

We recorded revenues of $1.0 billion from continuing operations in 2009, an increase of 7% as compared to 2008. The increase was primarily due to an increase in revenues from our Naming Services and to a lesser extent from our Authentication Services.

•

We recorded income from continuing operations of $197.5 million in 2009, primarily due to an increase in revenues, a decrease in operating costs and expenses due to the implementation of strategic cost-saving initiatives and a decrease in restructuring and impairment activity during 2009.

•	We sold certain non-core businesses for an aggregate net cash consideration of $477.4 million and recorded an aggregate gain on sale of $35.2 million.

•	We repurchased 11.3 million shares of our common stock for an aggregate cost of $252.8 million under the 2008 Share Buyback Program.

•

We received distributions of $16.3 million and $113.2 million from The Reserve Primary Fund (the “Primary Fund”) and The Reserve International Liquidity Fund, Ltd (the “International Fund”), respectively. As of December 31, 2009, we had $20.9 million outstanding in the Primary Fund and the International Fund.

Divestiture Transactions and Sale of Other Businesses

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy called for the divestiture or winding-down of our non-core businesses. We substantially completed this strategy during 2009.

During 2008 and 2009, we substantially completed all of our divestitures and the winding-down of our non-core businesses. In October 2009, we decided to wind down the operations of the CPS business after termination of active negotiations with a potential buyer. We expect the winding-down to be completed no later than the end of 2010. The assets and liabilities related to CPS have been reclassified to held and used and the results of operations of CPS have been reclassified from discontinued operations to continuing operations as part of our Other Services segment for all periods presented. The Pre-pay billing and payment (“Pre-pay”) Services business was fully wound down in October 2009, and its results of operations were reclassified into discontinued operations for all periods presented. Having divested our non-core businesses, additional resources are available to invest in our core services that remain: Naming Services and Authentication Services. The proceeds from the divestiture of non-core businesses will be used for, but will not be limited to, investment in growth opportunities in or adjacent to our core services.

Completed Divestitures in 2009

During 2009, we completed the divestiture or winding-down of the following businesses, for aggregate net cash consideration of $477.4 million, and recorded an aggregate gain on sale of $35.2 million. The historical results of operations of our divested businesses have been reclassified as discontinued operations for all periods presented.

•

We sold our Mobile Delivery Gateway (“MDG”) Services business which offered solutions to manage the complex operator interfaces, relationships, distribution, reporting and customer service for the delivery of premium mobile content to customers for net cash consideration of $21.6 million.

•

We sold our Messaging and Mobile Media (“MMM”) Services business which consisted of the InterCarrier Messaging, PictureMail, Premium Messaging Gateway, and Mobile Enterprise Service offerings for net cash consideration of $174.4 million. As of December 31, 2009, the Company retained the Indian operations of the MMM Services business (“MMM India”) upon the sale of the MMM Services business on October 23, 2009, until certain regulatory matters were finalized within India. The Company completed the sale of MMM India in January 2010.

•	We completed the winding-down of our Pre-pay Services business which licensed and managed solutions for prepay billing customers to deliver rating and billing services.

•

We sold our Global Security Consulting (“GSC”) business which helped companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry for net cash consideration of $4.9 million.

•

We sold our Managed Security Services (“MSS”) business which enabled enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on the MSS business’ security platform and experienced security staff for net cash consideration of $42.9 million.

•

We sold our Real-Time Publisher (“RTP”) Services business which allowed organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers for net cash consideration of $3.6 million.

•

We sold our Communications Services business which provided Billing and Commerce Services, Connectivity and Interoperability Services, and Intelligent Database Services for net cash consideration of $230.0 million.

•	We sold our International Clearing business which enabled financial settlement and call data settlement for wireless and wireline carriers.

Completed Divestitures in 2008

During 2008, we completed the divestiture of the following businesses, for aggregate net cash consideration of $102.4 million, and recorded an aggregate loss on sale of $424.8 million. The historical results of operations of our divested businesses have been reclassified as discontinued operations for all periods presented unless otherwise noted.

•

We sold our EMEA Mobile Media (“EMM”) business, which offered mobile application services that included interactive messaging applications, content portal services, and messaging gateway services for net cash consideration of $7.8 million.

•	We sold our Post-pay business, which enabled advanced billing and customer care services to wireless telecommunications carriers for net cash consideration of $28.3 million.

•

We sold our Communications Consulting business, which offered a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies for net cash consideration of $0.7 million.

•

We sold our Digital Brand Management Services (“DBMS”) business, which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor and protect and build digital brand equity for net cash consideration of $50.4 million.

•

We sold our Content Delivery Network (“CDN”) business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale for net cash consideration of $1.0 million. We retained an equity ownership in the CDN business and have accounted for our investment in the CDN business as an equity method investment with a carrying value of zero. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The historical results of operations of CDN are included in our Other Services segment.

•

We sold our Self-Care and Analytics (“SC&A”) business, which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems for net cash consideration of $14.2 million.

Completed Divestiture in 2007

•

We sold our Retail Data Solutions (“RDS”) business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers for net cash consideration of $10.2 million. The sale price included $6.4 million in cash and $3.8 million in preferred stock of the acquiring company. The Company recorded the preferred stock as a long-term investment and has accounted for its investment in the RDS business on a cost method basis. The historical results of operations of the RDS business have not been classified as discontinued operations because they were not significant. The historical results of operations of RDS are included in our Other Services segment.

Sale of other businesses

In addition to the divestiture of the non-core businesses as part of the divestiture strategy, we also sold the following businesses:

•

In 2007, we sold 51% of our ownership interest in our wholly-owned Jamba subsidiary to Fox Entertainment (“Fox”), a subsidiary of News Corporation for net cash consideration of $192.4 million, and simultaneously entered into two joint venture agreements (“Jamba joint ventures”) with Fox. In 2008, we sold the remaining 49% ownership interest in the Jamba joint ventures to Fox for net cash consideration of $199.4 million. The historical results of operations of the Jamba subsidiary and the Jamba joint ventures are classified as continuing operations for all periods presented.

•

In 2007, we sold our Jamba Service GmbH subsidiary (“Jamba Service”) which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products for net cash consideration of $12.8 million. The historical results of operations of Jamba Service are classified as discontinued operations for all periods presented.

Subsequent Events

In January 2010, we received a distribution of $8.4 million from the Primary Fund. As of February 26, 2010, we have an aggregate of $12.5 million held by the Primary Fund and the International Fund.

In February 2010, we repurchased approximately 1.9 million shares of our common stock at an average stock price of $23.77 per share for an aggregate cost of $44.3 million under the 2008 Share Buyback Program. As a result, approximately $652.9 million is available for repurchase of our common stock under our 2008 Share Buyback Program.

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

We believe the following critical accounting policies have the most significant impact on our judgment and estimates used in preparing our consolidated financial statements:

Revenue recognition

We recognize revenues in accordance with generally accepted accounting principles. Revenue recognition requirements are complex rules which require us to make judgments and estimates related to both the timing and amount of revenue recognition. Our assumptions and judgments regarding products and services could differ from actual events.

As our Naming Services and Authentication Services are provided over time, the associated revenues from these services are generally recognized over the contractual term. However, certain revenues are recognized over an estimated relationship period determined based on an analysis of historical performance and customer usage.

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

Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or between annual tests in the presence of impairment indicators such as: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) loss of key personnel; (e) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (f) testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. Judgment is required in determining the existence of these factors and their effect on any impairment determination.

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

Given the significant excess of fair value over our reporting units’ carrying value, the goodwill valuations were not overly sensitive to valuation methodologies or assumptions. Further, a hypothetical change of 10% in the fair value of our reporting units would not have resulted in goodwill impairments as of December 31, 2009.

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

Valuation of assets held for sale

Disposal groups classified as held for sale were measured at the lower of their carrying amount or fair value less cost to sell and were not depreciated or amortized. Classification of our disposal groups as held for sale occurred when sufficient authority to sell the disposal group had been obtained, the disposal group was available for immediate sale, an active program to sell the disposal group had been initiated and its sale was probable within one year. If at any time these criteria were no longer met, the disposal group would have been reclassified as held and used. We evaluated the held for sale classification and the fair value of such disposal groups at each reporting period. The fair value of assets held for sale was determined considering active bids from potential buyers and also using the income, the market or the transaction valuation approaches or a combination thereof. The fair value analysis using the income, market and transaction approach for assets held for sale was similar to the fair value analysis of reporting units for goodwill impairment described above and required significant judgment.

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

Fair Value of Financial Instruments

Our 3.25% junior subordinated convertible debenture due 2037 (the “Convertible Debentures”) have contingent interest payments that are required to be accounted for separately from the debt instrument and marked to market at the end of each reporting period. We utilize a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the derivative. The inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. Several significant inputs to the model are not observable and require management judgment.

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

Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from U.S. federal, state, and international tax audits. We only recognize or continue to only recognize tax positions that meet a “more likely than not” threshold. We adjust these amounts in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

Results of Operations

The following table sets forth selected information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2009	2008	2007
Revenues	100%	100%	100%

Costs and expenses
Cost of revenues	24	24	29
Sales and marketing	17	18	28
Research and development	8	9	11
General and administrative	18	21	29
Restructuring, impairments and other charges, net	2	20	28
Amortization of other intangible assets	1	1	2

Total costs and expenses	70	93	127

Operating income (loss)	30	7	(27)

Other (loss) income, net	(3)	5	11

Income (loss) from continuing operations before income taxes and loss from unconsolidated entities	27	12	(16)

Income tax (expense) benefit	(8)	(4)	—
Loss from unconsolidated entities, net of tax	—	—	—

Income (loss) from continuing operations, net of tax	19	8	(16)
Income (loss) from discontinued operations, net of tax	5	(48)	(2)

Net income (loss)	24	(40)	(18)
Less: Net (income) loss attributable to noncontrolling interest in subsidiary	—	1	—

Net income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	24%	(39%)	(18%)

Revenues by Segment

We have two reportable segments: 3IS and Other Services. A comparison of revenues is presented below:

	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
3IS:
Naming Services	$615,947	12%	$549,011	23%	$446,661
Authentication Services	410,064	3%	398,728	14%	348,455

Total 3IS	1,026,011	8%	947,739	19%	795,116
Other Services	4,608	(73%)	17,009	(69%)	55,393

Total revenues	$1,030,619	7%	$964,748	13%	$850,509

The changes in revenues for 3IS and Other Services during the periods presented are described in the segment discussions that follow.

Internet Infrastructure and Identity Services (3IS)

Naming Services

Revenues related to our Naming Services are derived from registrations for domain names in the .com, .net, .cc, .tv, .name and .jobs domain name registries. Revenues from .cc, .tv, ..name and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee per annual registration that is fixed pursuant to our agreements with Internet Corporation for Assigned Names and Numbers (“ICANN”). Individual customers contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with VeriSign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by our promotional programs, as well as fee increases as permitted under our agreements with ICANN. In December 2009, we announced a fee increase for .com domain name registration fees of 7% from $6.86 to $7.34 effective July 1, 2010. We have the contractual right to increase the fees for .com domain name registrations up to 7% either in 2011 or in 2012 prior to the end of the current agreement with ICANN on November 30, 2012. In December 2009, we also announced a fee increase for .net domain name registration fees of 10% from $4.23 to $4.65 effective July 1, 2010. We have the contractual right to increase the fees for .net domain name registrations up to 10% in 2011 prior to the end of the current agreement with ICANN on June 30, 2011. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate.

The following table compares domain names ending in .com and .net managed by our Naming Services business:

	December 31, 2009	% Change	December 31, 2008	% Change	December 31, 2007
Active domain names ending in .com and .net	96.7 million	7%	90.4 million	12%	80.4 million

During 2009, the growth in the number of domain names registered was primarily driven by continued Internet growth and new domain name promotional programs, though the growth rate is slower as compared to the previous year. The slower growth rate in domain name registrations is primarily due to the impact of the macro-economic environment. However, we started seeing improved revenue growth rates towards the end of 2009 resulting from an increase in new domain name registrations and renewals. We expect to see continued improvement in revenue growth rates in 2010 as a result of further Internet growth, and adoption of the fee increase that will be in effect in July 2010. In addition, we expect to see international growth in both .com and .net domain name bases, especially in markets that we have targeted through our promotional programs.

Our Naming Services revenues increased by $66.9 million in 2009, as compared to 2008, primarily due to a 7% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 of 7% (from $6.42 to $6.86) and 10% (from $3.85 to $4.23), respectively, as per our agreements with ICANN. Our Naming Services revenues increased by $102.4 million in 2008, as compared to 2007, primarily due to a 12% year-over-year increase in the number of domain names ending in .com and .net primarily due to continued Internet growth and adoption and increases in our .com and .net registry fees in October 2007 of 7% (from $6.00 to $6.42) and 10% (from $3.50 to $3.85), respectively, as per our agreements with ICANN. Revenues from VeriSign Internet Defense Services, comprised of iDefense and VIDN, were not significant for the periods presented.

Authentication Services

Our Authentication Services revenues are derived from our Business Authentication Services and User Authentication Services.

Business Authentication Services

Revenues related to our Business Authentication Services are derived from licensing and service fees charged to our customers for the issuance of SSL certificates that authenticate their identity to the third parties with whom they carry out secured transactions. Revenues in Business Authentication Services are related to fees charged per certificate, which are based upon a number of factors, including: (i) the brand name under which the certificate is issued, which determines the level of encryption and rigor of authentication; (ii) the number of servers authenticated, and (iii) the duration of the certification. We issue SSL certificates for periods ranging from one to five years. The average certification issued by our Business Authentication Services business is approximately sixteen months.

The following table compares the approximate installed base of SSL certificates in our Business Authentication Services and annualized average-unit revenue (“AUR”) for the installed base of SSL certificates:

	December 31, 2009	% Change	December 31, 2008	% Change	December 31, 2007
Installed base of SSL certificates	1,223,000	9%	1,118,000	13%	987,000
Annualized AUR (1)	$228	(8%)	$248	(4%)	$258

(1)	Annualized AUR represents Business Authentication Services revenues recorded for the period, excluding revenues from our affiliates and our majority owned subsidiary VeriSign Japan, over the installed base of SSL certificates as of the end of the corresponding period. The installed base includes all SSL certificates (including our affiliates and VeriSign Japan).

During 2009, the growth in the number of installed base of SSL certificates was primarily driven by continued growth in e-commerce, communication, and interactions for websites. Our installed base of SSL certificates from our GeoTrust® and thawte® brands increased at a higher rate than our higher-priced VeriSign® brand, and as a result, our annualized AUR decreased compared to prior periods. We expect that the number of our SSL certificates issued will continue to increase at a higher rate than the revenues recognized from our Business Authentication Services in 2010 as compared to 2009. As we have a market share leadership position at the high end of the SSL certificates market, our unit growth rate for the high end is limited by the overall segment growth. In the mid and low segments, we expect to see good growth opportunities for market share gains as these markets are growing faster than the high end market. We expect revenues to remain consistent in 2010 as compared to 2009.

User Authentication Services

Revenues related to our User Authentication Services are derived from one-time credential sales to customers seeking network services and one-time set-up fees. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee. We expect User Authentication Services revenues to continue to grow in 2010 primarily from growth in our PKI Services driven by increased sales to our existing customers and demand from new customers.

Our Authentication Services revenues increased by $11.3 million in 2009, as compared to 2008, primarily due to a 9% year-over-year increase in the installed base of SSL certificates, although this increase was offset by a decline in annualized AUR; and increased demand for our managed PKI Services. Our Authentication Services revenues increased by $50.3 million in 2008, as compared to 2007, primarily due to a 13% year-over-year increase in the installed base of SSL certificates partially offset by a decline in annualized AUR; and increased demand for our User Authentication Services.

Other Services

Other Services segment revenues decreased $12.4 million in 2009, as compared to 2008, primarily due to the termination of revenues from a service agreement with our former Jamba joint ventures and the divestiture of the CDN business in 2008, and a decrease in revenues from the CPS business in 2009.

Other Services segment revenues decreased $38.4 million in 2008, as compared to 2007, primarily due to the divestiture of the RDS business and the sale of our majority ownership interest in the Jamba subsidiary in 2007, and the divestiture of the CDN business in 2008.

Geographic Revenues

We operate in the U.S.; Australia, Japan and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.

A comparison of our geographic revenues is presented below:

	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
U.S.	$592,774	5%	$562,785	15%	$490,084
APAC	193,560	8%	179,773	18%	152,894
EMEA	168,540	8%	156,694	4%	150,146
Other	75,745	16%	65,496	14%	57,385

Total revenues	$1,030,619		$964,748		$850,509

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from each of the respective regions increased in 2009, as compared to 2008, primarily driven by an increase in the number of domain names ending in .com and .net, and an increase in our .com and .net registry fees in October 2008.

Revenues from the U.S. increased by $72.7 million in 2008, as compared to 2007, primarily due to the increase in the number of domain names ending in .com and .net, an increase in our .com and .net registry fees in late 2007 and an increase in demand for our Authentication Services. Revenues from APAC increased by $26.9 million primarily due to an increase in revenues from our Naming Services as well as increase in revenues from our Authentication Services. Revenues from EMEA increased by $6.5 million primarily due to an increase in revenues from our Authentication Services businesses. Revenues from Other regions increased by $8.1 million primarily due to an increase in revenues from both our Naming Services and Authentication Services businesses.

Mature markets such as the U.S., where broadband and e-commerce have seen strong market penetration, are expected to see decreasing incremental growth rates reflecting the maturing of the markets. We expect to see larger increases in certain international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted.

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

A comparison of cost of revenues is presented below:

	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Cost of revenues	$245,896	6%	$231,406	(4%)	$240,119

2009 compared to 2008:    Cost of revenues increased primarily due to increases in depreciation expenses, registry fees paid to ICANN, and telecommunication expenses offset by a decrease in corporate overhead expenses. Depreciation expenses increased by $14.2 million, primarily due to additional capitalization of internally developed software to support both the Naming and Authentication Services businesses. Registry fees paid to ICANN increased by $5.0 million due to contractual obligations. Telecommunications expenses increased by $3.5 million, primarily due to data center upgrades to support our current global constellation sites for our Naming Services business. Corporate overhead expenses decreased by $7.0 million, primarily due to a reduction in headcount within the cost of revenues function during 2009 as compared to 2008.

2008 compared to 2007:    Cost of revenues decreased primarily due to decreases in direct cost of revenues, salary and employee benefits expenses, contract and professional services expenses, and corporate overhead expenses, partially offset by increases in telecommunication and other facility related expenses. Direct cost of revenues decreased by $5.2 million, primarily due to the divestiture of our majority ownership interest in Jamba in 2007, partially offset by an increase in outside consulting costs for our Naming Services business. Salary and employee benefits expenses, which include stock-based compensation benefits expenses, decreased by $3.6 million, primarily due to a decrease in headcount as a result of our 2008 restructuring plan. Contract and professional services expenses decreased by $5.4 million, primarily due to the divestiture of our majority ownership interest in Jamba in 2007. Corporate overhead expenses decreased by $6.4 million, primarily due to a reduction in general corporate overhead expenses. Telecommunication and other facility related expenses increased by $8.1 million primarily due to upgrades to support our current global constellation sites for our .com and .net registries and our Delaware data center that was placed into service in 2008.

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

A comparison of sales and marketing expenses is presented below:

	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Sales and marketing	$177,029	3%	$172,206	(29%)	$242,127

2009 compared to 2008:    Sales and marketing expenses increased primarily due to increases in contract and professional services expenses and advertising and marketing expenses, partially offset by decreases in travel expenses. Contract and professional services expenses increased by $3.9 million, primarily due to using third-party professional services for international marketing initiatives for our Naming Services business. Advertising and marketing expenses increased by $3.0 million, primarily due to efforts to increase the market penetration of our Naming Services and our Authentication Services business. Travel expenses decreased by $3.2 million, primarily due to lower average headcount and management’s cost-savings initiatives.

2008 compared to 2007:    Sales and marketing expenses decreased primarily due to decreases in salary and employee benefits expenses, travel expenses and corporate overhead expenses. Salary and employee benefits expenses, which include stock-based compensation expenses, decreased by $55.9 million, primarily due to lower headcount resulting from the 2008 restructuring plan and the divestiture of our CDN business in 2008. Travel expenses decreased by $6.1 million, primarily due to cost savings initiatives relating to the 2008 restructuring plan. Corporate overhead expenses decreased by $6.0 million, primarily due to a reduction in general corporate overhead expenses in 2008.

We expect sales and marketing expenses to increase as a percentage of revenues in fiscal 2010, primarily due to an increase in advertising and marketing spending.

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

A comparison of research and development is presented below:

	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Research and development	$83,560	(6%)	$88,948	(6%)	$94,434

2009 compared to 2008:    Research and development expenses decreased primarily due to decreases in depreciation expenses and contract and professional services expenses, partially offset by an increase in corporate overhead expenses. Depreciation expenses decreased by $6.0 million, primarily due to a reduction in capitalized assets depreciated to research and development expenses in 2009. Contract and professional services expenses decreased by $1.3 million, primarily due to a decrease in the services of outside contractors due to management’s cost-savings initiatives and the conversion of contractors to employees. Corporate overhead expenses increased by $2.7 million, primarily due to an increase in average research and development headcount to support our Naming and Authentication Services businesses.

2008 compared to 2007:    Research and development expenses decreased primarily due to decreases in contract and professional services expenses and corporate overhead expenses, partially offset by an increase in depreciation expenses. Contract and professional services expenses decreased by $6.3 million, primarily due to decreased deployment of external consultants resulting from the 2008 restructuring plan initiatives. Corporate overhead expenses decreased by $4.0 million, primarily due to a reduction in general corporate overhead expenses in 2008. Depreciation expenses increased by $4.6 million, primarily due to additional capitalized assets placed into service in 2008.

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

A comparison of general and administrative expenses is presented below:

	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
General and administrative	$181,992	(9%)	$201,016	(19%)	$248,037

2009 compared to 2008:    General and administrative expenses decreased primarily due to decreases in salary and benefits expenses, and contract and professional services expenses; partially offset by an increase in legal expenses. Salary and benefits expenses, which include stock-based compensation expenses, decreased by $16.5 million, primarily due to lower average headcount which resulted from recent restructuring activities.

Contract and professional services expenses decreased by $5.6 million, primarily due to a decrease in professional services costs incurred for accounting and auditing services related to our divestiture strategy which was substantially completed during 2009. Legal expenses increased by $5.9 million, primarily due to the reversal in 2008 of certain previously accrued estimated litigation settlement costs in excess of actual final outcome.

2008 compared to 2007:    General and administrative expenses decreased primarily due to decreases in salary and employee benefits expenses, contract and professional services expenses, depreciation expenses and legal expenses, partially offset by an increase in corporate overhead expenses. Salary and employee benefits expenses, which includes stock-based compensation expenses, decreased, by $27.4 million, primarily due to severance charges related to a former chief executive officer recorded in 2007, additional penalties recorded in the latter half of 2007 that resulted from late payments of federal and state payroll taxes, and a reduction in headcount relating to the 2008 restructuring plan. The decrease in salary and employee benefits expenses was partially offset by additional stock-based compensation expenses related to the acceleration of vesting of stock-based awards for a former chief executive officer in the second quarter of 2008. Contract and professional services expenses decreased by $8.8 million, primarily due to cost savings initiatives and reduction in external services as a result of our plan to divest or wind down our non-core businesses. Depreciation expenses decreased by $3.9 million, primarily due to the sale of a portion of our Mountain View facility in 2008. Legal expenses decreased by $22.4 million, primarily due to lower litigation expenses and the reversal of certain previously accrued estimated litigation settlement costs in excess of actual final outcome, offset by an increase in legal consulting fees related to our plan to divest or wind down our non-core businesses during 2008. The decrease is offset by an increase in corporate overhead expenses of $15.1 million, primarily due to proportionately higher headcount in the general and administrative function.

We expect general and administrative expenses to decrease as a percentage of revenues in fiscal 2010, primarily due to reduction in shared services expenses resulting from the completion of planned divestitures of our non-core businesses.

Restructuring Charges

The following table presents the nature of restructuring charges:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Workforce reduction	$13,067	$63,845	$20,497
Excess facilities	2,685	5,381	4,699
Other exit costs	—	1,210	4,244

Total consolidated restructuring charges	$15,752	$70,436	$29,440

Amounts classified as continuing operations	$7,330	$31,195	$20,242

Amounts classified as discontinued operations	$8,422	$39,241	$9,198

As part of our divestiture strategy, we initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) which included workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table above are substantially related to the 2008 Restructuring Plan for 2009 and 2008. Through December 31, 2009, we recorded a total of $85.4 million in restructuring charges, inclusive of amounts for discontinued operations.

2007 Restructuring Plan:

In January 2007, we initiated a restructuring plan (the “2007 Restructuring Plan”) to execute a company-wide reorganization replacing the previous business unit structure with a combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, and other exit costs. The plan was substantially completed in 2008. Through December 31, 2009, VeriSign recorded a total of $30.5 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2007 Restructuring Plan.

We anticipate recording additional charges related to workforce reductions and excess facilities through 2010 but these are not expected to be significant.

Impairments (Reversal) of Goodwill and Other Long-lived Assets

The following table presents the impairments of goodwill:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Impairments of goodwill	$—	$123,412	$182,151

Amounts classified as continuing operations	$—	$77,619	$182,151
Amounts classified as discontinued operations	$—	$45,793	$—

In 2008, we recorded an impairment charge of $77.6 million for goodwill related to our VeriSign Japan reporting unit in continuing operations. In 2008, we recorded an impairment charge of $45.8 million for goodwill related to our former Post-pay reporting unit in discontinued operations.

In 2007, we recorded an impairment charge of $182.2 million for goodwill related to our former Content Services reporting unit in continuing operations.

The following table presents the impairments (reversal) of other long-lived assets:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Impairments of other intangible assests	$9,684	$—	$67,440
Impairments (reversal) of property and equipment and disposal group held for sale	(798)	87,613	13,230

Total consolidated impairments of other long-lived assets	$8,886	$87,613	$80,670

Amounts classified as continuing operations	$8,886	$87,605	$33,826
Amounts classified as discontinued operations	$—	$8	$46,844

In 2009, we recorded an impairment charge of $9.7 million related to our .name gTLD intangible asset and a reversal of impairment charges of $0.8 million related to property and equipment of our CPS business that was previously classified as a disposal group held for sale and subsequently reclassified as held and used in 2009.

In 2008, in continuing operations, we recorded a loss of $79.1 million as a result of the sale of a portion of our Mountain View facilities and an impairment charge of $8.5 million related to our CPS business which was previously classified as a disposal group held for sale and subsequently reclassified as held and used in 2009.

In 2007, in continuing operations, we recorded impairment charges of $25.8 million related to other intangible assets of the CDN and CPS businesses and $8.0 million related to abandonment of certain obsolete property and equipment. In 2007, in discontinued operations, we recorded an impairment charge of $41.6 million for intangible assets and $5.2 million for the impairment of property and equipment related to our former Content Service reporting unit.

Amortization of Other Intangible Assets

A comparison of amortization of other intangible assets is presented below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Amortization of other intangible assets for continuing operations	$12,199	$11,155	$21,091
Amortization of other intangible assets for discontinued operations	—	14,508	94,973

Total amortization of other intangible assets	$12,199	$25,663	$116,064

2009 compared to 2008:    Total amortization of other intangible assets increased primarily due to additional amortization related to the acquisition of intangible assets of $6.6 million and the reclassification of intangible assets related to iDefense of $4.1 million from assets held for sale to amortizable intangible assets in 2009, offset by intangible assets that were fully amortized in 2009 and 2008. Amortization expense also increased due to additional amortization related to our .name gTLD which was purchased in 2008 and recorded as an indefinite-lived intangible asset at the time of purchase, and subsequently in 2009 was considered to be a finite-lived intangible asset due to a strategic change in the planned use of the indefinite-lived .name gTLD intangible asset.

2008 compared to 2007:    Total amortization of other intangible assets decreased primarily due to a $67.4 million impairment charge to other intangible assets in 2007, the reclassification of certain other intangible assets to assets held for sale during 2008 and due to certain other intangible assets becoming fully amortized in 2007. We ceased to amortize our other intangible assets upon reclassification to assets held for sale.

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

A comparison of other (loss) income, net, is presented below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest income	$4,371	$16,375	$47,074
Interest expense	(47,351)	(44,391)	(18,563)
Net loss on sale and impairment of investments	(136)	(6,364)	(1,788)
Net gain on divestiture of businesses and joint ventures	908	80,538	71,216
Unrealized gain on joint venture call options	—	—	10,926
Unrealized gain (loss) on contingent interest derivative on Convertible Debentures	549	3,616	(15,301)
Income from transition services agreements	4,944	3,641	—
Other, net	4,278	(4,606)	843

Total other (loss) income, net	$(32,437)	$48,809	$94,407

2009 compared to 2008:    Other loss, net, increased in 2009. Interest income decreased due to cash balances invested in lower interest rate securities in 2009. Interest expense increased as a result of a decrease in capitalized interest cost in 2009 as compared to 2008. In 2008, we recorded a charge of $8.2 million for an other- than-temporary impairment of funds held by the Primary Fund and the International Fund as a result of management’s assessment for our investment portfolio with consideration to the economic market conditions at the time. Net gain on divestiture of businesses decreased because in 2008, we recorded a $77.9 million gain upon divestiture of our remaining 49% ownership interest in the Jamba joint ventures. In 2009, we recorded $0.5 million in unrealized gain on the contingent interest derivative on our Convertible Debentures as compared to $3.6 million of realized and unrealized gains on the contingent interest derivative on our Convertible Debentures in 2008. We entered into certain transition services agreements with the buyers of certain divested businesses, the income received from such services were $4.9 million and $3.6 million in 2009 and 2008, respectively. Other, net, recorded in 2009 includes the net effect of foreign currency gains or losses and cash receipt of $3.3 million from Certicom Corporation (“Certicom”) upon termination of the acquisition agreement entered into with Certicom. Other, net, recorded in 2008, primarily includes the net effect of foreign currency gains or losses.

2008 compared to 2007:    Other income, net, decreased in 2008. Interest income decreased due to lower average invested balances primarily resulting from stock repurchase activity in 2008, as well as lower average interest rates. Interest expense increased primarily due to our Convertible Debentures issued in August 2007. In 2008, we recorded a gain of $77.9 million upon the divestiture of our remaining 49% ownership interest in the Jamba joint ventures. In 2008, we recorded a charge of $8.2 million for an other-than-temporary impairment of funds held by the Primary Fund and the International Fund. In 2008, we recorded $3.6 million in unrealized gain on the contingent interest derivative on our Convertible Debentures compared to $15.3 million of realized and unrealized losses on the contingent interest derivative on our Convertible Debentures in 2007. We entered into certain transition services agreements with the buyers of certain divested businesses, the income received from such services was $3.6 million in 2008. Other, net, recorded in 2008 and 2007, primarily includes the net effect of foreign currency gains or losses.

Income Tax Expense

For 2009, 2008 and 2007, we recorded income tax expense from continuing operations of $80.1 million or 28.5% of pretax income from continuing operations, income tax expense of $39.2 million or 34.9% of pretax income from continuing operations, and income tax benefit of $3.5 million or 2.5% of pretax loss from continuing operations, respectively.

Our effective tax rate decreased in 2009, as compared to 2008, primarily due to benefits in 2009 attributable to increased profits in foreign tax jurisdictions with low statutory rates, the lapsing of statutes, the conclusion of a state tax audit, state tax effects of tax law changes, and expenses in 2008 related to the conclusion of an Internal Revenue Service (“IRS”) audit and impairments of non-deductible goodwill.

Our effective tax rate increased in 2008, as compared to 2007 primarily due to the expenses in 2008 attributable to impairments of non-deductible goodwill and the agreement to the conclusions of the IRS examination for fiscal years 2004 and 2005. The increases in the 2008 effective tax rate were partially offset by the release in 2008 of valuation allowances and tax reserves related to the utilization of certain carryforward attributes and statute closures.

As of December 31, 2009, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $308.3 million before the offset of certain deferred liabilities. With the exception of certain deferred tax assets related to impairments on investments and certain foreign net operating loss carryforwards, we believe it is more-likely-than-not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. During 2009, we released a valuation allowance of $1.6 million related to the utilization of foreign net operating loss carryforwards and reduced the valuation allowance by $2.3 million upon the sale of a foreign subsidiary.

During 2009, the State of California enacted changes in tax laws that are expected to have a beneficial impact on our effective tax rate beginning in 2011. As a result, we revalued our state deferred tax assets that are expected to reverse after the effective date of the change, and recognized an income tax benefit of $4.9 million in state taxes for 2009.

During 2009, we agreed with the California Franchise Tax Board’s decisions of its audit for the years ended December 31, 2003 through December 31, 2005 and recorded an income tax benefit of $3.4 million in state taxes for 2009.

We are subject to tax holidays in Switzerland and India. In Switzerland, the tax holidays provide lower rates of taxation on certain types of income and also require certain thresholds of investment and employment. In Switzerland, the tax holiday on certain income types expires in 2011 and the tax holiday on remaining income types expires in 2015. In India, we qualify for the Software Technology Park of India (“STPI”) tax program with respect to its research and development activities. This exemption expires on March 31, 2010. Notwithstanding qualification for this exemption, we are subject to minimum alternative tax rules in India which override the STPI regime and subject us to minimum taxes on qualifying income at a rate of 11.33%. Due to net operating loss carryforwards from prior years, the tax holidays have an immaterial impact on our earnings per share for 2009, 2008 and 2007.

Net (income) loss attributable to noncontrolling interest, net of tax

Net (income) loss attributable to noncontrolling interest, net of tax, represents the portion of net income belonging to noncontrolling interest related to our consolidated subsidiary, VeriSign Japan.

The following table presents a comparison of net (income) loss attributable to noncontrolling interest in subsidiary, net of tax:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net (income) loss attributable to noncontrolling interest in subsidary, net of tax	$(3,686)	$16,009	$(3,840)

2009 compared to 2008:    The net loss attributable to noncontrolling interest in subsidiary, net of tax, in 2008 is primarily due to a goodwill impairment charge related to our VeriSign Japan reporting unit of $19.0 million. In 2009, VeriSign Japan’s operating income remained relatively consistent.

2008 compared to 2007:    The net loss attributable to noncontrolling interest in subsidiary, net of tax, in 2008, is primarily due to a goodwill impairment charge related to our VeriSign Japan reporting unit of $19.0 million.

Income (Loss) from Discontinued operations, net of tax

In 2009, we sold the following businesses: MDG Services, MMM Services, GSC, MSS, RTP Services, Communications Services and International Clearing. In 2009, we also wound down the operations of the Pre-pay Services business. The results of operations of these businesses have been classified as discontinued operations for all periods presented. Further, in 2009, we decided to wind down the operations of the CPS business after termination of active negotiations with a potential buyer. Accordingly, the assets and liabilities related to the CPS business have been classified as held and used as of December 31, 2009, and the results of operations for the CPS business have been reclassified as continuing operations for all periods presented.

In 2008, we sold the following businesses: EMM, Post-pay, Communications Consulting, DBMS, CDN, SC&A and the remaining 49% ownership interest in the Jamba joint ventures. As of December 31, 2008, businesses classified as held for sale included the following: MDG Services, MMM Services, GSC, MSS, RTP Services, Communications Services, International Clearing and CPS. The results of operations of these businesses, except CDN and Jamba joint ventures, have been classified as discontinued operations for all periods presented. We retained an equity ownership in the CDN business. As a result of the continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations.

In 2007, we sold the following businesses: RDS, Jamba Service and 51% ownership interest in our wholly-owned Jamba subsidiary. The historical results of operations of the RDS business have not been classified as discontinued operations because they were not significant. The historical results of operations of the Jamba subsidiary have not been classified as discontinued operations because of our continued involvement in the Jamba joint ventures. The historical results of operations of Jamba Service have been classified as discontinued operations for all periods presented.

The following table presents the revenues and the components of Income (Loss) from discontinued operations, net of tax:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues	$225,026	$590,688	$651,332

Income (loss) from discontinued operations before income taxes	$23,178	$(20,063)	$2,625
Gains (losses) on sale of discontinued operations and estimated losses on assets held for sale, before income taxes	35,229	(424,838)	1,357
Income tax expense	(10,353)	(14,701)	(14,811)

Total income (loss) from discontinued operations, net of tax	$48,054	$(459,602)	$(10,829)

The differences between income tax expenses and the amounts resulting from application of the federal statutory rate of 35% to income (loss) from discontinued operations before income taxes are primarily attributable to non-deductible goodwill transferred in the divestitures or impairments and the realization of deductible capital loss from divestitures.

Net gains on disposal are recorded on the date the sale of the disposal group is consummated. Full or partial reversals of previously reported estimated losses on disposal are recorded upon changes in the fair values and/or carrying values of the disposal groups.

Liquidity and Capital Resources

	As of December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents	$1,477,166	$789,068

At December 31, 2009, our principal source of liquidity was $1.48 billion of cash and cash equivalents.

In 2009, we received $469.4 million of cash proceeds from divestiture of businesses, net of cash contributed.

In November 2009, we purchased a previously-leased Dulles, Virginia office and data center property for the Naming business, for cash consideration of $26.1 million.

In December 2009, we sold an office building in Savannah, Georgia for cash consideration of $6.1 million.

In 2009, we repurchased approximately 11.3 million shares of our common stock at an average stock price of $22.31 for an aggregate cost of $252.8 million under the 2008 Share Buyback Program. As of December 31, 2009, $697.2 million remained available for further repurchases under the 2008 Share Buyback Program.

In 2009, we received distributions aggregating to $113.2 million and $16.3 million from the International Fund and the Primary Fund, respectively.

In 2007, we issued $1.25 billion principal amount of 3.25% convertible debentures due 2037. We are required to pay cash interest semiannually on February 15 and August 15 of each year until maturity. In 2009, we paid $40.6 million for interest on the Convertible Debentures.

In 2006, we entered into a $500.0 million senior unsecured revolving credit facility (the “Facility”) with a syndicate of banks and other financial institutions under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is available for cash borrowings up to $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. In 2009, there were no borrowings under the Facility. As of December 31, 2009, the Company had utilized $1.7 million for outstanding letters of credit under the Facility.

In summary, our cash flows were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$395,191	$484,034	$473,537
Net cash provided by investing activities	484,455	76,764	209,009
Net cash (used in) provided by financing activities	(197,994)	(1,164,027)	188,671
Effect of exchange rate changes on cash and cash equivalents	6,446	15,575	3,721

Net increase (decrease) in cash and cash equivalents	$688,098	$(587,654)	$874,938

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

2009 compared to 2008:    Cash provided by operating activities decreased primarily due to a decrease in cash received from customers resulting from a decrease in consolidated revenues, including decreased revenues from discontinued operations, coupled with the timing of receipts from customers; and a decrease in interest income that resulted from investments in lower interest rate securities and an increase in income tax payment resulting from higher pre-tax income in 2009. The decrease in cash receipts was partially offset by a decrease in cash payments to suppliers and employees primarily resulting from lower average headcount in 2009.

2008 compared to 2007:    Cash provided by operating activities increased primarily due to an increase in cash received from customers resulting from an increase in consolidated revenues, inclusive of revenues from discontinued operations, coupled with an increase in cash collections from customers due to an improved collection process implemented in 2008. The increase in cash receipts was partially offset by an increase in payments for interest on our Convertible Debentures, and a decrease in interest income received due to lower average invested cash balances and lower interest rates in 2008.

Net cash provided by investing activities

The changes in cash flows from investing activities primarily relate to divestiture of businesses, timing of purchases, maturities and sales of investments, purchases of property and equipment, and investments in unconsolidated entities.

2009 compared to 2008:    Net cash provided by investing activities increased primarily due to an increase in proceeds received upon divestiture of businesses, and an increase in distributions received from the Primary Fund and the International Fund in 2009. The increase is partially offset by proceeds from the sale of property and equipment in our Mountain View, California location in 2008 and proceeds received upon the termination of the trust established for our directors’ and officers’ liability self-insurance coverage in 2008.

2008 compared to 2007:    Net cash provided by investing activities decreased primarily due to the reclassification of certain cash and cash equivalents to Prepaid expenses and other current assets. In 2008, because of liquidity concerns, the Company reclassified its actively-traded money-market investments in the Primary Fund and the International Fund from Cash and cash equivalents to Prepaid expenses and other current assets. The decrease is also due to lower cash proceeds from maturities and sales of investments and cash spent on our acquisition of the Global Name Registry business. The decrease was partially offset by an increase in proceeds received upon divestiture of certain businesses, proceeds received from the sale of certain property and equipment related to a portion of our Mountain View facility and the termination of the trust established for our director’s and officer’s liability self-insurance coverage and lower cash spent on purchases of property and equipment.

Net cash (used in) provided by financing activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations, as well as stock repurchases and stock option exercise activities.

2009 compared to 2008:    Net cash used in financing activities decreased primarily due to a decrease in stock repurchases offset by a decrease in proceeds from issuance of common stock from stock option exercises and employee stock purchase plan and a decrease in excess tax benefits on stock-based compensation.

2008 compared to 2007:    Net cash used in financing activities increased primarily due to stock repurchases in 2008 without corresponding proceeds from financing activities, as compared to 2007 when stock repurchases were primarily funded by proceeds received from the issuance of the Convertible Debentures. The remaining increase in cash used in financing activities was primarily due to an increase in stock repurchases in 2008 and a decrease in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plan.

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

Impact of Inflation

We believe that inflation has not had a significant impact on our operations during 2009, 2008 and 2007.

Property and Equipment Expenditures

Our planned property and equipment expenditures for 2010 are anticipated to be in the range of $65.0 million to $85.0 million and will primarily be focused on productivity, cost improvement and market development initiatives for our 3IS segment.

Contractual Obligations

The following table summarizes our significant non-cancelable contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	2010	2011-2012	2013-2014	Thereafter
Contractual obligations	(In thousands)
Operating lease obligations	$69,489	$23,451	$21,502	$15,175	$9,361
Purchase obligations	32,718	17,421	15,297	—	—
ICANN agreement	52,500	18,000	34,500	—	—
.tv agreement	14,000	2,000	4,000	4,000	4,000
Convertible Debentures—principal and interest	2,387,500	40,625	81,250	81,250	2,184,375

Total	$2,556,207	$101,497	$156,549	$100,425	$2,197,736

As of December 31, 2009, we had commitments under non-cancelable operating leases for our facilities for various terms through 2017.

We enter into certain purchase obligations with various vendors. Our significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. We do not have any significant purchase obligations beyond 2013.

We have entered into agreements with the buyers of certain divested businesses, for which we continue to be responsible for certain contingent liabilities and transition services after the divestitures. We might incur costs and expenses associated with the resolution of these contingent liabilities. In addition, the transition services may be required for periods longer than initially anticipated by management and may be costlier to complete when compared to the payments that will be received from the buyers for these transition services.

In 2007, we issued $1.25 billion principal amount of Convertible Debentures. We will pay cash interest semiannually to the holders of the Convertible Debentures on February 15 and August 15 of each year until maturity. We paid interest of $40.6 million on the convertible debentures in both 2009 and 2008.

In 2006, we entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the agreement, we paid ICANN fixed registry level fees of $15.0 million in 2009 and $10.0 million in 2008. Beginning in 2009, the agreement provides for contingent payments upon meeting certain criteria based on growth in the number of annual domain name registrations. We have met the criteria, and as a result, our contractual payments will increase to the amounts as listed in the table above for the respective future periods.

In 2001, we entered into an amended contractual agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2016. Pursuant to the terms of this agreement, in 2009 and in 2008, we paid the Tuvalu government a total of $2.0 million annually in registry fees.

We provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at December 31, 2009, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $29.0 million of liabilities have been excluded from the contractual obligations table above.

We enter into indemnification agreements with many of our customers and certain other business partners in the ordinary course of business.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2009, we did not have any significant off-balance sheet arrangements. See Note 15, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Stock Options and Restricted Stock Units

Grants of stock options and/or restricted stock units are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options and restricted stock units dilute existing stockholders and have sought to control the number of options and restricted stock units granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since 2007 has been a weighted average annualized rate of -0.7% per year, calculated as the average annualized new options and restricted stock units granted, net of options and restricted stock units forfeited by employees during the calculation period (for example, upon leaving the company), divided by the weighted average outstanding shares during the calculation period. At December 31, 2009, the maximum potential dilution from all outstanding options and restricted stock units, regardless of when granted and regardless of whether vested or unvested and including options and restricted stock units where the strike price is higher than the current market price, was 5.5%. This maximum potential dilution will only result if all outstanding options vest and are exercised and all restricted stock units vest and are settled. At December 31, 2009, 62% of our outstanding options had exercise prices in excess of the current market price.

Consistent with our historical practices, we do not expect that dilution from future grants of stock options and restricted stock units before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option and restricted stock unit programs; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

Options and restricted stock units activity from 2007 through 2009 is summarized as follows (shares in millions):

Options and restricted stock units outstanding at December 31, 2006	37.7
Options and restricted stock units granted from 2007 through 2009	14.7
Options exercised and restricted stock units settled from 2007 through 2009	(23.6)
Forfeitures, cancellations and expiration from 2007 through 2009	(18.8)

Options and restricted stock units outstanding at December 31, 2009	10.0

Average annualized options and restricted stock units granted, net of forfeitures	(1.4)
Average annualized stock repurchases	29.7
Shares outstanding at December 31, 2009	183.3
Basic weighted average shares outstanding from 2007 through 2009	208.9
Options and restricted stock units outstanding as a percent of shares outstanding at December 31, 2009	5.5%
In the money options and restricted stock units outstanding (based on our December 31, 2009 price) as a percent of shares outstanding at December 31, 2009	3.1%
Weighted average annualized options and restricted stock units granted, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from 2007 through 2009	(0.7%)
Weighted average annualized Options and restricted stock units granted, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from 2007 through 2009	(14.9%)

Recently Issued Accounting Pronouncements

See Note 1, “Basis of Presentation,” Recent Accounting Pronouncements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

We invest our cash primarily in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2009, our cash and cash equivalents consisted primarily of money market funds.

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. As we continue to expand our international operations we are increasingly exposed to currency exchange rate risks. Our foreign currency risk management program is designed to mitigate foreign exchange risks associated with the monetary and non-monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses to income resulting from fluctuations in exchange rates. We may choose not to hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and in each case these contracts are limited to a duration of less than 12 months. As of December 31, 2009, our exposure to foreign currency fluctuations was not significant.

At December 31, 2009, we held forward contracts in notional amounts totaling $79.2 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. All forward contracts are recorded at fair market value.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currency derivatives outstanding would result in a decrease/increase in income of approximately $7.4 million. However, this would be largely offset by the remeasurement of our foreign-currency denominated monetary and non-monetary assets and liabilities resulting in an insignificant net impact to income.

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

Market risk management

The fair market value of the Convertible Debentures issued by us and due August 2037, is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Debentures will also increase as the market price of our stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the Convertible Debentures but do not impact our financial position, cash flows or results of operations. As of December 31, 2009, the fair value of the Convertible Debentures was approximately $1.1 billion, based on quoted market prices.

The fair market value of the contingent interest derivative on Convertible Debentures is also subject to interest rate risk and market risk. Generally, the fair market value of the contingent interest derivative will change due to changes in interest rates as well as due to changes in the fair market value of the Convertible Debentures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

VeriSign’s financial statements required by this Item are set forth as a separate section of this Form 10-K. See Item 15 for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2009. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

All previously reported quarters have been adjusted to show the discontinued operations of our dispositions. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the dispositions have not been amended and should not be relied upon. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information.

	2009
	Quarter Ended				Year Ended December 31
	March 31	June 30 (3)	September 30 (4)	December 31 (5)
	As Adjusted (6)	As Adjusted (6)	As Adjusted (6)
	(In thousands, except per share data)
Continuing operations:
Revenues	$253,557	$256,167	$258,235	$262,660	$1,030,619
Cost of revenues	62,879	60,774	60,977	61,266	245,896
Other operating costs and expenses (1)	115,821	112,749	123,579	118,847	470,996
Operating income	74,857	82,644	73,679	82,547	313,727
Income attributable to VeriSign, Inc. and subsidiaries common stockholders	46,822	41,858	46,529	62,290	197,499
Income per share attributable to VeriSign, Inc. and subsidiaries common stockholders (2):
Basic	$0.24	$0.22	$0.24	$0.33	$1.03
Diluted	$0.24	$0.22	$0.24	$0.33	$1.03
Discontinued operations:
Revenues	$104,093	$70,235	$40,303	$10,395	$225,026
Cost of revenues	47,097	27,888	14,246	4,483	93,714
Other operating costs and expenses (1)	32,795	30,137	32,524	16,308	111,764
Operating income (loss)	24,201	12,210	(6,467)	(10,396)	19,548
Income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	18,198	(6,984)	7,082	29,758	48,054
Income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders (2):
Basic	$0.10	$(0.04)	$0.04	$0.16	$0.25
Diluted	$0.10	$(0.04)	$0.04	$0.15	$0.25
Total:
Net income attributiable to VeriSign Inc. and subsidiaries common stockholders	$65,020	$34,874	$53,611	$92,048	$245,553
Net income per share attributable to VeriSign, Inc. and subsidiaries common stockholders (2):
Basic	$0.34	$0.18	$0.28	$0.49	$1.28
Diluted	$0.34	$0.18	$0.28	$0.48	$1.28

(1)	Other operating costs and expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, restructuring, impairments and other charges, net, and amortization of other intangible assets.
(2)	Net income (loss) per share attributable to VeriSign Inc., and subsidiaries common stockholders is computed independently. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(3)	Loss from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders during the quarter ended June 30, 2009, includes an income tax expense of $41.4 million primarily related to the divestiture of certain businesses, partially offset by a $15.6 million reversal of estimated losses on assets held for sale.
(4)	Operating income from continuing operations during the quarter ended September 30, 2009, includes a $9.7 million impairment charge related to our .name generic top-level domain (“gTLD”) intangible asset. Income from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders during the quarter ended September 30, 2009, includes a $23.1 million reversal of estimated losses on assets held for sale.
(5)	Operating income during the quarter ended December 31, 2009, included a $4.1 million cumulative depreciation adjustment correcting for certain assets that were depreciated over a period longer than their useful lives. Income attributable to VeriSign, Inc. and subsidiaries common stockholders during the quarter ended December 31, 2009, included a reduction in our income tax expense from continuing operations, which was primarily attributable to tax benefits from our foreign operations, releases of reserves due to lapse of statutes, and a conclusion of a state tax audit. Income from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders during the quarter ended December 31, 2009, includes an income tax benefit primarily attributable to a capital loss generated from the divestiture of a certain business.
(6)	Adjusted for the reclassification of our CPS business from discontinued operations to continuing operations, the reclassification of our Pre-pay business from continuing operations to discontinued operations, and the reclassification of certain immaterial expenses from other operating costs and expenses to cost of revenues. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information.

	2008
	Quarter Ended				Year Ended December 31
	March 31 (3)	June 30 (4)	September 30 (5)	December 31 (6)
	As Adjusted (7)	As Adjusted (7)	As Adjusted (7)	As Adjusted (7)
	(In thousands, except per share data)
Continuing operations:
Revenues	$232,061	$239,544	$244,381	$248,762	$964,748
Cost of revenues	58,168	55,500	56,811	60,927	231,406
Other operating costs and expenses (1)	141,311	202,594	132,913	192,926	669,744
Operating income (loss)	32,582	(18,550)	54,657	(5,091)	63,598
Income (loss), attributable to VeriSign, Inc. and subsidiaries common stockholders	18,495	(15,460)	28,328	53,988	85,351
Income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders (2):
Basic	$0.09	$(0.08)	$0.15	$0.28	$0.43
Diluted	$0.09	$(0.08)	$0.14	$0.28	$0.43
Discontinued operations:
Revenues	$161,415	$151,374	$143,436	$134,463	$590,688
Cost of revenues	94,826	83,942	78,698	63,080	$320,546
Other operating costs and expenses (1)	77,191	110,669	54,922	47,346	290,128
Operating (loss) income	(10,602)	(43,237)	9,816	24,037	(19,986)
Loss, attributable to VeriSign, Inc. and subsidiaries common stockholders	(26,556)	(53,718)	(229,418)	(149,910)	(459,602)
Loss per share attributable to VeriSign, Inc. and subsidiaries common stockholders (2):
Basic	$(0.13)	$(0.27)	$(1.19)	$(0.78)	$(2.33)
Diluted	$(0.13)	$(0.27)	$(1.17)	$(0.78)	$(2.30)
Total:
Net loss attributiable to VeriSign Inc. and subsidiaries common stockholders	$(8,061)	$(69,178)	$(201,090)	$(95,922)	$(374,251)
Loss per share attributable to VeriSign, Inc. and subsidiaries common stockholders (2):
Basic	$(0.04)	$(0.35)	$(1.04)	$(0.50)	$(1.90)
Diluted	$(0.04)	$(0.35)	$(1.03)	$(0.50)	$(1.87)

(1)	Other operating costs and expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, restructuring, impairments and other charges, net, and amortization of other intangible assets.
(2)	Net income (loss) per share attributable to VeriSign Inc., and subsidiaries common stockholders is computed independently. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period(s).
(3)	Loss from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders for the quarter ended March 31, 2008, includes a charge of $25.5 million for estimated losses on assets held for sale.
(4)	Loss from continuing operations attributable to VeriSign Inc., and subsidiaries common stockholders for the quarter ended June 30, 2008, includes a $79.1 million loss as a result of the sale on a certain portion of our Mountain View facilities. Loss from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders for the quarter ended June 30, 2008, includes a goodwill impairment charge of $45.8 million related to our Post-pay reporting unit and a charge of $45.9 million for estimated losses on assets held for sale.
(5)	Loss from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders for the quarter ended September 30, 2008, includes a charge of $224.3 million for estimated losses on assets held for sale.
(6)	Operating loss from continuing operations for the quarter ended December 31, 2008, includes a goodwill impairment charge of $77.6 million related to our VeriSign Japan reporting unit. Income from continuing operating includes a gain of $77.9 million on the sale of our remaining 49% ownership interest in the Jamba joint ventures, and $19.0 million from noncontrolling interest as a result of the impairment charge related to our VeriSign Japan reporting unit. Loss from discontinued operations attributable to VeriSign Inc., and subsidiaries common stockholders for the quarter ended December 31, 2008, includes a charge of $179.3 million for estimated losses on assets held for sale.
(7)	Adjusted for the reclassification of our CPS and IDefense businesses from discontinued operations to continuing operations and the reclassification of our Pre-pay business from continuing operations to discontinued operations. Also includes adjustments made upon adoption of new accounting standards. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information.

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

b. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. This code of ethics, titled “Code of Ethics for the Chief Executive Officer and Senior Financial Officers,” is posted on our website along with the “VeriSign Code of Conduct” that applies to all officers and employees, including the aforementioned officers. The Internet address for our website is www.verisign.com, and the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” may be found from our main Web page by clicking first on “About VeriSign” and then on “Corporate Governance” under “Investor Relations,” next on “Ethics and Business Conduct” under “Corporate Governance,” and finally on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers.” The “VeriSign Code of Conduct” applicable to all officers and employees can similarly be found on the Web page for “Ethics and Business Conduct” under the link entitled “VeriSign Code of Conduct—2009.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” or, to the extent also applicable to the principal executive officer, principal financial officer, or other senior accounting officers, the “VeriSign Code of Conduct” by posting such information on our website, on the Web page found by clicking through to “Ethics and Business Conduct” as specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated herein by reference from the discussion under the caption “Executive Compensation” in our Proxy Statement related to the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussion under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the captions “Policies and Procedures with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2010 Annual Meeting of Stockholders. Information about director independence is incorporated by reference from the discussion under the caption “Independence of Directors” in our Proxy Statement related to the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2009 and 2008 is incorporated by reference from the discussion under the caption “Principal Accountant Fees and Services” in our Proxy Statement related to the 2010 Annual Meeting of Stockholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement related to the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

(a) Index to Exhibits

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Company has filed certain agreements as exhibits to this Form 10-K. These agreements may contain representations and warranties by the parties thereto. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (1) may be intended not as statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements if those statements prove to be inaccurate, (2) may have been qualified by disclosures that were made to such other party or parties and that either have been reflected in the Company’s filings or are not required to be disclosed in those filings, (3) may apply materiality standards different from what may be viewed as material to investors and (4) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof or at any other time.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares In Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals	10-K	3/16/05	2.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto	8-K	11/23/05	2.1

3.01	Fourth Amended and Restated Certificate of Incorporation of the Registrant	S-1	11/5/07	3.01

3.02	Fifth Amended and Restated Bylaws of the Registrant	8-K	7/3/08	3.01

4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A	9/30/02	4.01

4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	3/19/03	4.02

4.03	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association	8-K/A	9/6/07	4.1

4.04	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc.	8-K/A	9/6/07	4.2

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers	10-K	3/31/03	10.02

10.02	Registrant’s 1998 Equity Incentive Plan, as amended through February 8, 2005 +	10-K	3/16/05	10.04

10.03	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement +	10-Q	11/14/03	10.1

10.04	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement +	10-K	3/16/05	10.06

10.05	409A Options Election Form and related documentation +	8-K	1/4/07	99.01

10.06	Registrant’s 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement +	S-8	6/23/03	4.02

10.07	Registrant’s 1998 Employee Stock Purchase Plan, as amended through January 30, 2007 +	10-Q	7/16/07	10.01

10.08	Registrant’s 2001 Stock Incentive Plan, as amended through November 22, 2002 +	10-K	3/31/03	10.08

10.09	Registrant’s 2006 Equity Incentive Plan, as adopted May 26, 2006 +	10-Q	7/12/07	10.02

10.10	Registrant’s 2006 Equity Incentive Plan, form of Stock Option Agreement +	10-Q	7/12/07	10.03

10.11	Registrant’s 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant +	10-Q	8/9/07	10.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.12	Nonqualified Registrant’s 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant +	S-1	11/5/07	10.15

10.13	Registrant’s 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement +	10-Q	7/12/07	10.04

10.14	Registrant’s 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement +	10-Q	7/12/07	10.05

10.15	Registrant’s 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement +	8-K	8/30/07	99.1

10.16	Registrant’s 2007 Employee Stock Purchase Plan, as adopted August 30, 2007 +	S-1	11/5/07	10.19

10.17	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.18	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended	S-1	1/29/98	10.16

10.19	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.20	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.21	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation*	S-1	1/29/98	10.18

10.22	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1	1/29/98	10.19

10.23	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.24	Employment Offer Letter between the Registrant and Richard H. Goshorn dated April 25, 2007 +	10-Q	8/9/07	10.02

10.25	Employment Offer Letter between the Registrant and Kevin A. Werner dated September 20, 2007 +	S-1	11/5/07	10.37

10.26	2006 .com Registry Agreement between VeriSign and ICANN, effective March 1, 2006	10-K	7/12/07	10.26

10.27	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers	10-K	7/12/07	10.27

10.28	Deed of Lease between TST Waterview I, L.L.C. and the Registrant, dated as of July 19, 2001	10-Q	11/14/01	10.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.29	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. †	S-1	11/5/07	10.44

10.30	Credit Agreement dated as of June 7, 2006 among Registrant and certain of its subsidiaries, the Designated Borrowers named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Citibank, N.A., as Syndication Agent, JP Morgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets, Inc., as joint lead arrangers and joint book running managers	8-K	6/7/06	10.1

10.31	Amendment Agreement dated September 17, 2007 by and among Registrant, the several financial institutions thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	8-K	9/21/07	99.1

10.32	Subsidiary Guaranty dated June 7, 2006, made by the subsidiaries of Registrant named therein in favor of the Lenders party to the Credit Agreement, the L/C Issuer, the Swing Line Lender and Bank of America, N.A., as Administrative Agent	8-K	6/7/06	10.1

10.33	Company Guaranty dated June 7, 2006, made by Registrant, in favor of the Lenders party to the Credit Agreement and Bank of America, N.A., as Administrative Agent	8-K	6/7/06	10.1

10.34	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007*	10-Q	7/16/07	10.03

10.35	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. †	10-Q	5/12/08	10.01

10.36	Lease between PR III Middlefield Road, LLC, Landlord, and VeriSign, Inc., Tenant, dated as of June 19, 2008.	10-Q	8/8/08	10.01

10.37	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.02

10.38	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008 +	10-Q	8/8/08	10.03

10.39	Executive Employment Agreement between VeriSign, Inc. and D. James Bidzos, dated as of August 20, 2008. +	10-Q	11/7/08	10.01

10.40	VeriSign, Inc. 2006 Equity Incentive Plan Amended and Restated Employee Restricted Stock Unit Agreement between VeriSign, Inc. and D. James Bidzos. +	10-Q	11/7/08	10.02

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.41	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.	10-Q	11/7/08	10.03

10.42	Consulting Agreement between VeriSign, Inc. and Roger Moore, dated October 3, 2008.* +	10-Q	11/7/08	10.04

10.43	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.	10-Q	11/7/08	10.05

10.44	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC, Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.	10-Q	11/7/08	10.06

10.45	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008 +	10-Q	11/7/08	10.07

10.46	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement. +	10-Q	11/7/08	10.08

10.47	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.09

10.48	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.10

10.49	Employment Offer Letter between the Registrant and Mark D. McLaughlin dated January 9, 2009. +	8-K	1/14/09	10.01

10.50	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.	10-K	3/3/09	10.59

10.51	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, dated March 2, 2009	10-Q	5/8/09	10.03

10.52	Amended and Restated Consulting Agreement between VeriSign, Inc. and Roger Moore dated March 26, 2009 *+	10-Q/A	8/06/09	10.01

10.53	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.	10-Q	8/06/09	10.01

10.54	Promotion Letter from VeriSign, Inc. to Brian G. Robins dated August 4, 2009. +	10-Q	11/06/09	10.01

10.55	Promotion Letter from VeriSign, Inc. to Mark D. McLaughlin dated August 17, 2009. +	10-Q	11/06/09	10.02

10.56	Form of Amended and Restated Change-in-Control and Retention Agreement for Executive Officers. +	10-Q	11/06/09	10.03

10.57	Change-in-Control and Retention Agreement for Chief Executive Officer entered into as of August 17, 2009 by and between VeriSign, Inc. and Mark D. McLaughlin. +	10-Q	11/06/09	10.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.58	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. †	10-Q	11/06/09	10.05

10.59	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.	10-Q	11/06/09	10.06

10.60	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.	10-Q	11/06/09	10.07

10.61	Employment Offer Letter between the Registrant and Christine C. Brennan dated December 22, 2009. +				X

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Independent Registered Public Accounting Firm				X

24.01	Powers of Attorney (Included on Page 78 as part of the signature pages hereto)				X

25.01	Statement of Eligibility of Trustee on Form T-1 with respect to the Indenture dated as of August 20, 2007	S-1	11/5/07	25.01

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)				X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)				X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**				X

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema. ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase. ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. ***

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
+	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 26th day of February 2010.

VERISIGN, INC.

By	/s/ MARK D. MCLAUGHLIN
Mark D. McLaughlin President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Mark D. McLaughlin, Brian G. Robins, and Richard H. Goshorn, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2010.

Signature	Title

/s/ MARK D. MCLAUGHLIN Mark D. McLaughlin	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ BRIAN G. ROBINS Brian G. Robins	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ D. JAMES BIDZOS D. James Bidzos	Executive Chairman and Director

/S/ WILLIAM L. CHENEVICH	Director
William L. Chenevich

/S/ KATHLEEN A. COTE	Director
Kathleen A. Cote

/S/ ROGER H. MOORE	Director
Roger H. Moore

/S/ JOHN D. ROACH	Director
John D. Roach

/S/ LOUIS A. SIMPSON	Director
Louis A. Simpson

/S/ TIMOTHY TOMLINSON	Director
Timothy Tomlinson

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign are provided in this separate section. The consolidated financial statements included in this section are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited VeriSign, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated by February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company retrospectively changed its presentation of noncontrolling interests, and its method of accounting for its convertible debentures. In addition, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain income tax positions.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), VeriSign, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated by February 26, 2010 expressed an unqualified opinion on the effectiveness of VeriSign, Inc.’s internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

February 26, 2010

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	December 31, 2008
A S S E T S
Current assets:
Cash and cash equivalents	$1,477,166	$789,068
Accounts receivable, net of allowance for doubtful accounts of $490 at December 31, 2009 and $1,208 at December 31, 2008	63,133	83,749
Prepaid expenses and other current assets	167,716	268,178
Assets held for sale	1,043	483,840

Total current assets	1,709,058	1,624,835

Property and equipment, net	403,821	385,498
Goodwill	289,980	283,109
Other intangible assets, net	22,420	35,312
Other assets	44,865	38,118

Total long-term assets	761,086	742,037

Total assets	$2,470,144	$2,366,872

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$234,727	$263,535
Accrued restructuring costs	6,605	28,920
Deferred revenues	642,507	629,800
Other current liabilities	2,635	5,463
Liabilities related to assets held for sale	—	49,160

Total current liabilities	886,474	976,878

Long-term deferred revenues	245,734	215,281
Long-term accrued restructuring costs	3,204	3,037
Convertible debentures, including contingent interest derivative	574,378	568,712
Other long-term liabilities	161,690	84,543

Total long-term liabilities	985,006	871,573

Total liabilities	1,871,480	1,848,451

Commitments and contingencies
Stockholders’ equity:
VeriSign, Inc. and subsidiaries stockholders’ equity: Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 183,299,463 excluding 124,434,684 held in treasury, at December 31, 2009; and 191,547,795 excluding 112,717,587 held in treasury, at December 31, 2008	308	304
Additional paid-in capital	21,736,209	21,891,891
Accumulated deficit	(21,194,435)	(21,439,988)
Accumulated other comprehensive income	7,659	17,006

Total VeriSign, Inc. and subsidiaries stockholders’ equity	549,741	469,213
Noncontrolling interest in subsidiary	48,923	49,208

Total stockholders’ equity	598,664	518,421

Total liabilities and stockholders’ equity	$2,470,144	$2,366,872

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$1,030,619	$964,748	$850,509

Costs and expenses
Cost of revenues	245,896	231,406	240,119
Sales and marketing	177,029	172,206	242,127
Research and development	83,560	88,948	94,434
General and administrative	181,992	201,016	248,037
Restructuring, impairments and other charges, net	16,216	196,419	236,219
Amortization of other intangible assets	12,199	11,155	21,091

Total costs and expenses	716,892	901,150	1,082,027

Operating income (loss)	313,727	63,598	(231,518)
Other (loss) income, net	(32,437)	48,809	94,407

Income (loss) from continuing operations before income taxes and loss from unconsolidated entities	281,290	112,407	(137,111)
Income tax (expense) benefit	(80,105)	(39,197)	3,451
Loss from unconsolidated entities, net of tax	—	(3,868)	(2,018)

Income (loss) from continuing operations, net of tax	201,185	69,342	(135,678)
Income (loss) from discontinued operations, net of tax	48,054	(459,602)	(10,829)

Net income (loss)	249,239	(390,260)	(146,507)
Less: Net (income) loss attributable to noncontrolling interest in subsidiary	(3,686)	16,009	(3,840)

Net income (loss) attributable to VeriSign Inc. and subsidiaries common stockholders	$245,553	$(374,251)	$(150,347)

Basic income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$1.03	$0.43	$(0.59)
Discontinued operations	0.25	(2.33)	(0.04)

Net income (loss)	$1.28	$(1.90)	$(0.63)

Diluted income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$1.03	$0.43	$(0.59)
Discontinued operations	0.25	(2.30)	(0.04)

Net income (loss)	$1.28	$(1.87)	$(0.63)

Shares used to compute net income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders:
Basic	191,821	197,201	237,707

Diluted	192,575	200,602	237,707

Amounts attributable to VeriSign, Inc. and subsidiaries common stockholders:
Income (loss) from continuing operations, net of tax	$197,499	$85,351	$(139,518)
Income (loss) from discontinued operations, net of tax	48,054	(459,602)	(10,829)

Net income (loss) attributable to VeriSign, Inc. and subsidiaries common stockholders	$245,553	$(374,251)	$(150,347)

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS) INCOME

(In thousands)

		VeriSign, Inc. and subsidiaries’ stockholders
	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total	Noncontrolling Interest In Subsidiary
		Shares	Amount
Balance at December 31, 2006	$2,355,420	243,844	$279	$23,311,230	$(20,950,937)	$(5,152)	$2,355,420	$—
Cumulative adjustment to beginning balance upon adoption of SFAS 160, codified into FASB ASC 810 (Note 1)	47,716	—	—	—	—	—	—	47,716
Cumulative adjustment upon adoption of FIN 48, codified into FASB ASC 740 (Note 1)	35,547	—	—	—	35,547	—	35,547	—

Adjusted balance at January 1, 2007	2,438,683	243,844	279	23,311,230	(20,915,390)	(5,152)	2,390,967	47,716
Comprehensive (loss) income:
Net (loss) income	(146,507)	—	—	—	(150,347)	—	(150,347)	3,840
Other comprehensive income:		—	—	—	—	—	—
Foreign currency translation adjustments	8,093	—	—	—	—	5,894	5,894	2,199
Change in unrealized gain on investments, net of tax	2,272	—	—	—	—	2,272	2,272	—

Total comprehensive (loss) income	(136,142)	—	—	—	—	—	(142,181)	6,039
Equity component related to the issuance of the Convertible Debenture (Note 1)	418,996	—	—	418,996	—	—	418,996	—
Issuance of common stock under stock plans	306,976	17,254	18	306,958	—	—	306,976	—
Stock-based compensation	92,015	—	—	91,750	—	—	91,750	265
Net excess income tax benefits associated with stock-based compensation and other	4,738	—	—	4,406	—	—	4,406	332
Repurchase of common stock	(1,156,491)	(38,249)	—	(1,156,491)	—	—	(1,156,491)	—
Sale of subsidiary shares to noncontrolling interest	286	—	—	144	—	9	153	133

Balance at December 31, 2007	1,969,061	222,849	297	22,976,993	(21,065,737)	3,023	1,914,576	54,485

Comprehensive loss:
Net loss	(390,260)	—	—	—	(374,251)	—	(374,251)	(16,009)
Other comprehensive income (loss):
Foreign currency translation adjustments	28,296	—	—	—	—	14,494	14,494	13,802
Change in unrealized loss on investments, net of tax	(511)	—	—	—	—	(511)	(511)	—

Total comprehensive loss	(362,475)	—	—	—	—	—	(360,268)	(2,207)
Issuance of common stock under stock plans	122,427	7,696	7	122,420	—	—	122,427	—
Stock-based compensation	92,503	—	—	92,603	—	—	92,603	(100)
Dividend declared to noncontrolling interest in subsidiary	(730)	—	—	—	—	—	—	(730)
Net excess income tax benefits associated with stock-based compensation and other	24,894	—	—	27,177	—	—	27,177	(2,283)
Repurchase of common stock	(1,327,378)	(38,997)	—	(1,327,378)	—	—	(1,327,378)	—
Sale of subsidiary shares to noncontrolling interest	119	—	—	76	—	—	76	43

Balance at December 31, 2008	518,421	191,548	304	21,891,891	(21,439,988)	17,006	469,213	49,208

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

AND COMPREHENSIVE (LOSS) INCOME

(In thousands)

	VeriSign, Inc. and subsidiaries’ stockholders
	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total	Noncontrolling Interest In Subsidiary
		Shares	Amount
Comprehensive income:
Net income	249,239	—	—	—	245,553	—	245,553	3,686
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,726)	—	—	—	—	(9,639)	(9,639)	(2,087)
Change in unrealized gain on investments, net of tax	222	—	—	—	—	167	167	55

Total comprehensive income	237,735						236,081	1,654
Issuance of common stock under stock plans	36,204	3,468	4	36,200	—	—	36,204	—
Stock-based compensation	53,693	—	—	53,667	—	—	53,667	26
Dividend declared to noncontrolling interest in subsidiary	(807)	—	—	—	—	—	—	(807)
Net excess income tax benefits associated with stock-based compensation and other	15,452	—	—	15,452	—	—	15,452	—
Repurchase of common stock	(260,571)	(11,717)	—	(260,571)	—	—	(260,571)	—
Repurchase of subsidiary’s common stock from noncontrolling interest	(1,463)	—	—	(430)	—	125	(305)	(1,158)

Balance at December 31, 2009	$598,664	183,299	$308	$21,736,209	$(21,194,435)	$7,659	$549,741	$48,923

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$249,239	$(390,260)	$(146,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of discontinued operations, net of tax and estimated losses (reversals) on assets held for sale	(28,320)	349,957	(74,384)
Depreciation of property and equipment	74,067	102,915	114,539
Amortization of other intangible assets	12,199	25,663	116,064
Stock-based compensation	51,166	90,066	90,914
Impairment of goodwill	—	123,412	182,151
Loss on sale and impairment of other long-lived assets	12,481	92,182	80,671
Excess tax benefit associated with stock-based compensation	(25,880)	(41,547)	(12,607)
Other, net	(3,567)	5,274	11,775
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	25,798	54,048	(104,338)
Prepaid expenses and other assets	(47,418)	(10,384)	96,531
Accounts payable and accrued liabilities	56,671	(40,800)	(12,829)
Accrued restructuring costs	(22,126)	27,606	(404)
Deferred revenues	40,881	95,902	131,961

Net cash provided by operating activities	395,191	484,034	473,537

Cash flows from investing activities:
Proceeds from maturities and sales of investments	129,479	99,635	206,707
Reclassification of cash equivalents to other current assets	—	(248,541)	—
Purchases of property and equipment	(116,876)	(120,990)	(154,540)
Proceeds from sale of property and equipment	6,064	48,843	—
Proceeds received from divestiture of businesses, net of cash contributed	469,380	274,295	171,802
Investments in unconsolidated entities	—	(15,679)	(17,150)
Cash received from trust, previously restricted	—	45,000	—
Other investing activities	(3,592)	(5,799)	2,190

Net cash provided by investing activities	484,455	76,764	209,009

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	36,204	122,427	306,976
Repurchases of common stock	(260,571)	(1,327,378)	(1,156,491)
Proceeds received from borrowings	3,205	200,000	—
Repayment of short-term debt	(1,134)	(200,000)	(199,000)
Proceeds from issuance of Convertible Debentures, net of issuance costs	—	—	1,223,691
Excess tax benefit associated with stock-based compensation	25,880	41,547	12,607
Other financing activities	(1,578)	(623)	888

Net cash (used in) provided by financing activities	(197,994)	(1,164,027)	188,671

Effect of exchange rate changes on cash and cash equivalents	6,446	15,575	3,721

Net increase (decrease) in cash and cash equivalents	688,098	(587,654)	874,938
Cash and cash equivalents at beginning of year	789,068	1,376,722	501,784

Cash and cash equivalents at end of year	$1,477,166	$789,068	$1,376,722

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$39,256	$35,677	$1,453

Cash paid for income taxes, net of refunds received	$21,881	$14,712	$21,300

Receivable from purchasers of divested businesses	$15,780	$13,822	$15,000

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“VeriSign” or the “Company”) was incorporated in Delaware on April 12, 1995. VeriSign’s mission is to bring trust to the Internet. The Company offers a comprehensive spectrum of products and services that enable confidence among Internet users, website owners and operators of digital networks.

The Company’s business consists of two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”) which consists of Naming Services and Authentication Services; and (2) Other Services, which consists of the continuing operations of the Content Portal Services (“CPS”), the remaining non-core business, and legacy products and services from divested businesses.

Naming Services is the authoritative directory provider of all .com, .net, .cc, .tv, .name, .jobs and .edu domain names. Authentication Services is comprised of Business Authentication Services and User Authentication Services. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize Secure Socket Layer (“SSL”) protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt transactions and communications between client browsers and Web servers. User Authentication Services includes identity protection services, fraud detection services and managed public key infrastructure (“PKI”) services. User Authentication Services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials.

Basis of Presentation

The accompanying consolidated financial statements of VeriSign and its subsidiaries have been prepared in conformity with generally accepted accounting principles in the United States (“U.S.”). All significant intercompany accounts and transactions have been eliminated.

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

As of December 31, 2009, VeriSign owned approximately 53.7% of the outstanding shares of capital stock of its consolidated subsidiary, VeriSign Japan K.K. The noncontrolling interest’s proportionate share of income is included in Net (income) loss attributable to noncontrolling interest in subsidiary, net of tax, in the Consolidated Statements of Operations. Changes in VeriSign’s proportionate share of the net assets of VeriSign Japan K.K. resulting from sales of capital stock by the subsidiary are accounted for as equity transactions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Reclassifications – Discontinued Operations

The Consolidated Statements of Operations have been reclassified for all periods presented to reflect the presentation of all divested and wound-down businesses as discontinued operations. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations. Classification activity occurring in 2009 which have been applied retroactively, include the following:

In 2009, the Company disaggregated its Enterprise and Security Services (“ESS”) disposal group held for sale, into the following three businesses: (i) Global Security Consulting (“GSC”), (ii) iDefense Security Intelligence Services (“iDefense”) and (iii) Managed Security Services (“MSS”). The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used in 2009. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of its Naming Services business for all periods presented.

In 2009, the Company decided to wind down the operations of the CPS business after termination of active negotiations with a potential buyer. The Company expects the winding-down to be completed no later than the end of 2010. Accordingly, the Company reclassified the assets and liabilities related to CPS as held and used in 2009. The Company also reclassified the historical results of operations of CPS from discontinued operations to continuing operations for all periods presented.

In 2009, the Company completed the winding-down of its Pre-Pay billing and payment (“Pre-pay”) Services business and reclassified its historical results of operations from continuing operations to discontinued operations for all periods presented.

Reclassifications – Adoption of New Accounting Standards

Effective January 1, 2009, the Company retroactively adopted Statement of Financial Accounting Standard (“SFAS”) No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” codified into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). The standard requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. The Company reclassified the noncontrolling interest in its consolidated VeriSign Japan subsidiary of $47.7 million to Stockholders’ equity as of December 31, 2006.

Effective January 1, 2009, the Company retroactively adopted FASB Staff Position Accounting Principles Board No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). The standard specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. The Company’s adoption of the standard affected its 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”).

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, codified into ASC 740-10. Under ASC 740-10, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The cumulative effect of adopting ASC 740-10 was a decrease in income taxes payable of $9.3 million, an increase in long-term deferred tax assets of $26.2 million, and a decrease in the Accumulated deficit balance of $35.5 million as of January 1, 2007.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The following table presents the effects of the retroactive adjustments to the Company’s Consolidated Balance Sheet as of December 31, 2008, upon the adoption of ASC 470-20 and ASC 810:

	As Reported (1)	Adjustments		As Adjusted
	(in thousands, except share and per share data)
A S S E T S
Current assets:
Cash and cash equivalents	$789,068	$—		$789,068
Accounts receivable, net of allowance for doubtful accounts of $1,208 at December 31, 2008	83,749	—		83,749
Prepaid expenses and other current assets	268,178	—		268,178
Assets held for sale	483,840	—		483,840

Total current assets	1,624,835	—		1,624,835

Property and equipment, net	382,241	3,257	(2)	385,498
Goodwill	283,109	—		283,109
Other intangible assets, net	35,312	—		35,312
Other assets	247,735	(209,617)	(3)	38,118

Total long-term assets	948,397	(206,360)		742,037

Total assets	$2,573,232	$(206,360)		$2,366,872

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable and accrued liabilities	$263,535	$—		$263,535
Accrued restructuring costs	28,920	—		28,920
Deferred revenues	629,800	—		629,800
Deferred tax liabilities	5,463	—		5,463
Liabilities related to assets held for sale	49,160	—		49,160

Total current liabilities	976,878	—		976,878

Long-term deferred revenues	215,281	—		215,281
Long-term accrued restructuring costs	3,037	—		3,037
Convertible debentures	1,261,655	(692,943)	(4)	568,712
Other long-term tax liabilities	16,378	68,165	(5)	84,543

Total long-term liabilities	1,496,351	(624,778)		871,573

Total liabilities	2,473,229	(624,778)		1,848,451

Commitments and contingencies
Stockholders’ equity:
VeriSign stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—		—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 191,547,795 excluding 112,717,587 held in treasury, at December 31, 2008	304	—		304
Additional paid-in capital	21,472,895	418,996	(6)	21,891,891
Accumulated deficit	(21,439,410)	(578)		(21,439,988)
Accumulated other comprehensive income	17,006	—		17,006

Total VeriSign stockholders’ equity	50,795	418,418		469,213

Noncontrolling interest in subsidiary	49,208	—		49,208

Total stockholders’ equity	100,003	418,418		518,421

Total liabilities and stockholders’ equity	$2,573,232	$(206,360)		$2,366,872

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

(1)	As presented in the Company’s 2008 Form 10-K, except Noncontrolling interest in subsidiary which has been retroactively presented as a separate component of Stockholders’ equity.
(2)	Property and equipment, net, as of December 31, 2008, increased by $3.3 million due to the retroactive capitalization of interest costs using the Company’s non-convertible debt borrowing rate of 8.39% as of the date of issuance. Prior to the adoption of ASC 470-20, the Company capitalized its interest costs at the stated interest rate on the Convertible Debentures of 3.25%.
(3)	Other assets as of December 31, 2008, decreased by $209.6 million due to a decrease to long-term deferred tax assets and a retroactive adjustment of debt issuance costs upon the adoption of ASC 470-20. Long-term deferred tax assets as of December 31, 2008, decreased by $195.7 million, and the Company reclassified $14.5 million of debt issuance costs from Other assets to Additional paid-in capital. The reclassification resulted in a cumulative decrease in amortization of debt issuance costs of $0.6 million as of December 31, 2008.
(4)	Convertible debentures, including contingent interest derivative, as of December 31, 2008, decreased by $692.9 million due to the reclassification of the $700.7 million equity component of the convertible debt to Stockholders’ equity offset by $7.8 million accretion of interest.
(5)	Long-term deferred tax liabilities as of December 31, 2008, increased by $68.2 million upon adoption of ASC 470-20.
(6)	Additional paid-in capital as of December 31, 2008 increased by $419.0 million. The Company determined that the equity component of the Convertible Debentures was $700.7 million. This amount was reclassified from Convertible debentures, including contingent interest derivative, to Additional paid-in capital. The Company reclassified the equity component related debt issuance costs of $14.5 million from Other assets to Additional paid-in capital. The Company recorded long-term deferred tax liabilities of $267.2 million with a corresponding impact to Additional paid-in capital.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The following table presents the effects of the retroactive adjustments to the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and December 31, 2007:

	Year Ended December 31, 2008
	As Previously Reported (1)	Adoption of New Accounting Standard (2)		Reclassification Adjustments (3)	As Adjusted
	(in thousands, except share and per share data)
Revenues	$961,735	$—		$3,013	$964,748

Costs and expenses
Cost of revenues	227,351	24		4,031	231,406
Sales and marketing	167,184	1		5,021	172,206
Research and development	91,508	61		(2,621)	88,948
General and administrative	206,294	18		(5,296)	201,016
Restructuring, impairments and other charges, net	188,551	—		7,868	196,419
Amortization of other intangible assets	10,069	—		1,086	11,155

Total costs and expenses	890,957	104	(4)	10,089	901,150

Operating income	70,778	(104)		(7,076)	63,598
Other income, net	52,473	(3,350)	(5)	(314)	48,809

Income from continuing operations before income taxes and loss from unconsolidated entities	123,251	(3,454)		(7,390)	112,407
Income tax expense	(42,800)	4,025	(6)	(422)	(39,197)
Loss from unconsolidated entities, net of tax	(3,868)	—		—	(3,868)

Income from continuing operations, net of tax	76,583	571		(7,812)	69,342
Loss from discontinued operations, net of tax	(467,284)	(130)	(4)	7,812	(459,602)

Net loss	(390,701)	441		—	(390,260)
Less: Net loss attributable to noncontrolling interest in subsidiary	16,009	—		—	16,009

Net loss attributable to VeriSign Inc and subsidiaries common stockholders	$(374,692)	$441		$—	$(374,251)

Basic income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$0.47	$—		$(0.04)	$0.43
Discontinued operations	(2.37)	—		0.04	(2.33)

Net loss	$(1.90)	$—		$—	$(1.90)

Diluted income (loss) per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$0.46	$—		$(0.04)	$0.43
Discontinued operations	(2.33)	—		0.04	(2.30)

Net loss	$(1.87)	$—		$—	$(1.87)

Shares used to compute net loss per share attributable to VeriSign, Inc. and subsidiaries common stockholders:
Basic	197,201	197,201		197,201	197,201

Diluted	200,602	200,602		200,602	200,602

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

	Year Ended December 31, 2007
	As Previously Reported (1)	Adoption of New Accounting Standard (2)		Reclassification Adjustments (3)	As Adjusted
	(in thousands, except share and per share data)
Revenues	$847,457	$—		$3,052	$850,509

Costs and expenses
Cost of revenues	240,962	—		(843)	240,119
Sales and marketing	236,729	—		5,398	242,127
Research and development	100,213	—		(5,779)	94,434
General and administrative	263,862	1		(15,826)	248,037
Restructuring, impairments and other charges, net	234,977	—		1,242	236,219
Amortization of other intangible assets	16,506	—		4,585	21,091

Total costs and expenses	1,093,249	1	(4)	(11,223)	1,082,027

Operating loss	(245,792)	(1)		14,275	(231,518)
Other income, net	94,618	(293)	(5)	82	94,407

Loss from continuing operations before income taxes and loss from unconsolidated entities	(151,174)	(294)		14,357	(137,111)
Income tax benefit	9,296	(725)	(6)	(5,120)	3,451
Loss from unconsolidated entities, net of tax	(2,018)			—	(2,018)

Loss from continuing operations, net of tax	(143,896)	(1,019)		9,237	(135,678)
Loss from discontinued operations, net of tax	(1,592)	—		(9,237)	(10,829)

Net loss	(145,488)	(1,019)		—	(146,507)
Less: Net income attributable to noncontrolling interest in subsidiary	(3,840)	—		—	(3,840)

Net loss attributable to VeriSign inc and subsidiaries and common stockholders	$(149,328)	$(1,019)		$—	$(150,347)

Basic loss per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$(0.62)	$—		$0.04	$(0.59)
Discontinued operations	(0.01)	—		(0.04)	(0.04)

Net loss	$(0.63)	$—		$—	$(0.63)

Diluted loss per share attributable to VeriSign, Inc. and subsidiaries common stockholders from:
Continuing operations	$(0.62)	$—		$0.04	$(0.59)
Discontinued operations	(0.01)	—		(0.04)	(0.04)

Net loss	$(0.63)	$—		$—	$(0.63)

Shares used to compute net loss per share attributable to VeriSign, Inc. and subsidiaries common stockholders:
Basic	237,707	237,707		237,707	237,707

Diluted	237,707	237,707		237,707	237,707

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

(1)	As presented in or derived from the Company’s 2008 Form 10-K, except per share amounts and Net loss attributable to noncontrolling interest in subsidiary. Per share amounts have been adjusted to present the net loss per share attributable to VeriSign common stockholders. Net income attributable to noncontrolling interest in subsidiary has been presented to derive the net loss attributable to VeriSign common stockholders.
(2)	Adjustment upon adoption of ASC 470-20.
(3)	Adjustments resulting from reclassification of the results of operations of the Company’s iDefense business and CPS business from discontinued operations to continuing operations; and reclassification of the results of operations of the Company’s Pre-pay Services business from continuing operations to discontinued operations.
(4)	Total Costs and expenses and Loss from discontinued operations, net of tax, increased due to additional depreciation expense recorded retroactively as a result of an increase in capitalized interest costs upon adoption of ASC 470-20.
(5)	Other income, net, decreased primarily due to additional interest expense recorded retroactively upon adoption of ASC 470-20.
(6)	Income tax expense decreased and income tax benefit decreased for the years ended December 31, 2008 and 2007, primarily due to a decrease in income from continuing operations before taxes as a result of the retroactive adjustments.

Significant Accounting Policies

Cash and Cash Equivalents

VeriSign considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include certain money market funds, commercial paper and various deposit accounts. All marketable investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other comprehensive income. VeriSign maintains its cash and cash equivalents with financial institutions that have investment grade ratings and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. In 2008, because of liquidity concerns, the Company reclassified its money-market investments in The Reserve Primary Fund (the “Primary Fund”) and The Reserve International Liquidity Fund, Ltd (the “International Fund”) from Cash and cash equivalents to Prepaid expenses and other current assets in its consolidated balance sheet.

Investments in Unconsolidated Entities

VeriSign accounted for its former investment in Jamba joint ventures as an equity method investment, based on its ability to exert significant influence, but not control, over the joint ventures prior to its sale in October 2008. VeriSign has recorded its investments at the amount of capital contributed plus its percentage interest in the Jamba joint ventures’ earnings or loss.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not include finance charges. VeriSign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Concentration of credit risk with respect to accounts receivable is limited by the diversity of the customer base and geographic dispersion. VeriSign also performs ongoing credit evaluation of its customers and generally requires no collateral. VeriSign maintains an allowance for potential credit losses on its accounts receivable. VeriSign regularly reviews the adequacy of its accounts receivable allowance after considering the significance of the accounts receivable balance, each customer’s expected ability to pay and its collection history with each customer. In determining its reserves, VeriSign analyzes historical collection experience and current economic trends.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets with generally 35 to 40 years for buildings, 10 years for building improvements and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms.

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

Software included in property and equipment includes amounts paid for purchased software and development costs for software used internally that has been capitalized. The following table summarizes the capitalized costs related to third-party implementation and consulting services as well as costs related to internally developed software:

	Year Ended December 31,
	2009	2008
	(In thousands)
Internally used third-party software and consulting fees	$4,123	$4,982
Internally developed software	28,895	31,961

Goodwill and Other Long-lived Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually during the second quarter. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) loss of key personnel; (e) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (f) testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

VeriSign performs its annual goodwill impairment analysis at its reporting unit level, which is one level below its operating segment level during the second quarter of each year. The fair value of VeriSign’s reporting units is determined using either the income or the market valuation approach or a combination thereof. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, VeriSign is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

VeriSign amortizes intangible assets with estimable useful lives on a straight-line basis over their useful lives.

Restructuring Charges

VeriSign records restructuring charges related to workforce reduction pursuant to a severance plan using a standard formula of benefits based upon tenure with the Company. The accounting for such restructuring charges is dependent upon determination of the following criteria: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated.

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

Foreign Currency Translation

VeriSign conducts business throughout the world and transacts in multiple currencies. The functional currency for most of VeriSign’s international subsidiaries is the U.S. Dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in operating results.

The financial statements of the Company’s subsidiaries for which the local currency is the functional currency are translated into U.S. Dollars using the current rate for assets and liabilities and a weighted-average rate for the period for revenues and expenses. This translation results in a cumulative translation adjustment that is included in accumulated other comprehensive income or loss, a separate component of stockholders’ equity.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

At December 31, 2009, VeriSign held forward contracts in notional amounts totaling $79.2 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies. All forward contracts are recorded at fair market value. The Company attempts to limit its exposure to credit risk by executing foreign exchange contracts with financial institutions that have investment grade ratings. The Company records changes in fair value of the foreign currency forward contracts to Other (loss) income, net, within the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The following table summarizes the changes in the components of accumulated other comprehensive income attributable to VeriSign Inc. and subsidiaries common stockholders for 2009 and 2008:

	Foreign Currency Translation Adjustments Gain (Loss), net of tax	Unrealized Gain (Loss) On Investment, net of tax	Total Accumulated Other Comprehensive Income
	(In thousands)
Balance, December 31, 2007	$2,734	$289	$3,023
Changes .	14,494	(511)	13,983

Balance, December 31, 2008	17,228	(222)	17,006
Changes	(9,514)	167	(9,347)

Balance, December 31, 2009	$7,714	$(55)	$7,659

Revenue Recognition

VeriSign recognizes revenues once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. VeriSign defines each of these four criteria as follows:

•

Persuasive evidence of an arrangement exists:    It is the Company’s customary practice to have a written contract, signed by both the customer and VeriSign or a purchase order from those customers who have previously negotiated a standard license arrangement with VeriSign.

•

Delivery has occurred or services have been rendered:    Delivery of the Company’s products is deemed to have occurred upon activation of services. The Company’s services are delivered from activation of service through the term of the arrangement.

•

The fee is fixed or determinable:    Arrangements with payment terms extending beyond customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable or upon collection.

•

Collectibility is reasonably assured:    Collectibility is assessed on a customer-by-customer basis. VeriSign typically sells to customers for whom there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customer’s financial position and, ultimately, their ability to pay. If VeriSign determines from the outset of an arrangement that collectibility is not probable based upon its credit review process, revenues are recognized as cash is collected.

Revenues from arrangements with multiple elements are allocated based on the fair value of the elements. For these arrangements, the Company evaluates all deliverables in each arrangement to determine whether they

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

represent separate units of accounting. Fair value is determined based on reliable evidence of the fair value of each deliverable. Revenues are recognized in accordance with generally accepted accounting policies for the separate elements when the services have value on a stand-alone basis and fair value of the separate elements exists.

Naming Services

VeriSign’s revenues primarily include registry services for the .com and .net generic top-level domains and certain country code top-level domains, and managed domain name services. Domain name registration revenues consist primarily of registration fees charged to registrars for domain name registration services. Revenues from the initial registration or renewal of domain name registration services are deferred and recognized ratably over the registration term, generally one to two years and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the new registration term. Revenues from VeriSign Internet Defense Services are not significant.

Business Authentication Services

Revenues from Business Authentication Services include the sale or renewal of digital certificates. These revenues are deferred and recognized ratably over the life of the digital certificate, which is generally 12 to 36 months. Post-contract customer support (“PCS”) when sold is bundled with the digital certificates and recognized as a combined unit of accounting over the certificate term.

User Authentication Services

Revenues from the sale of User Authentication Services primarily consist of a set-up fee, annual managed service and per seat license fee. Revenues from the fees are deferred and recognized ratably over the term of the license, generally 12 to 36 months. PCS, when sold, is bundled with the User Authentication Services and recognized as a combined unit of accounting over the license term.

Revenues Classified in Discontinued Operations

Revenues derived from the Company’s disposal groups classified as discontinued operations have been recognized upon delivery of services performed.

Advertising Expense

Advertising costs are expensed as incurred and are included in Sales and marketing in the accompanying Consolidated Statements of Operations. Advertising expense was $33.2 million, $27.3 million and $30.5 million in 2009, 2008 and 2007, respectively.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. VeriSign records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

VeriSign’s operations globally involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from U.S. federal, state, and international tax audits. The Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities.

The Company’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and character of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and character of income in future years could render the Company’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause the Company’s actual income tax obligations to differ from its estimates, thus materially impacting its financial position and results of operations.

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

VeriSign recognizes a benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized as a reduction in income taxes payable after all other tax attributes currently available to it have been utilized. Additionally, VeriSign accounts for the indirect benefits of stock-based compensation on the research tax credit through the Consolidated Statements of Operations as part of continuing operations rather than through paid-in-capital.

Discontinued Operations

Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Classification of the Company’s disposal groups as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated, the disposal group is actively marketed, its sale is probable within one year, and changes to the plan of sale are unlikely. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. The Company evaluates the held for sale classifications during each reporting period.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The results of operations of disposal groups held for sale or disposed of are presented as discontinued operations when the underlying operations and cash flows of the disposal group will be, or have been, eliminated from the Company’s continuing operations and the Company will no longer have any significant continuing involvement in the operations of the disposal group after the disposal transaction. This assessment is made at the time the disposal group is classified as held for sale and for a one-year period after the sale of the disposal group.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that objective evidence of fair value exist for the undelivered elements. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company is in the process of evaluating the impact adoption will have on its financial condition and results of operations.

In October 2009, the FASB issued ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude arrangements that contain tangible products for which the software element is “essential” to the functionality of the tangible products. ASU 2009-14 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company is in the process of evaluating the impact adoption will have on its financial condition and results of operations.

Note 2.    Joint Ventures

On January 31, 2007, VeriSign entered into two joint venture agreements (“Jamba joint ventures”) with Fox Entertainment (“Fox”), a subsidiary of News Corporation, to provide mobile entertainment to consumers on a global basis. Fox paid VeriSign cash consideration of $192.4 million for the divestiture of 51% of its ownership interest in its former wholly-owned subsidiary, Jamba! GmbH (“Jamba”), and VeriSign paid Fox $4.9 million in cash for its contribution of Fox Mobile Entertainment assets. In 2007, the Company recorded a gain of $68.2 million in Other income, net, upon the divestiture of its majority ownership interest in Jamba and recorded its interests in the Jamba joint ventures as investments in unconsolidated entities in accordance with the equity method. In 2007, the Company provided a working capital loan of $15.0 million under a promissory note to the Jamba joint ventures. The Company invested additional amounts of $15.7 million and $17.2 million in 2008 and 2007, respectively, pursuant to capital calls approved by the board of managers of the Jamba joint ventures, and recorded the amount as investments in unconsolidated entities. The purpose of the capital calls was to fund the ongoing business and working capital needs of the Jamba joint ventures.

On October 6, 2008, the Company sold its remaining 49% ownership interest in the Jamba joint ventures to subsidiaries of News Corporation for cash consideration of $199.4 million. In 2008, the Company recorded a gain on sale of $77.9 million in Other income, net. Pursuant to the sale agreement, all outstanding debts and accrued but unpaid interest owed among the Company and the Jamba joint ventures have been repaid, and the parties agreed to the settlement and discharge of all other amounts owed among them as of the date of the agreement.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Note 3.    Business Combinations

On October 1, 2008, VeriSign completed its acquisition of Global Name Registry, Limited (“GNR”), a United Kingdom based company that manages and operates the registry for the .name top level domain. VeriSign paid approximately $11.7 million in cash (net of cash acquired of $1.1 million) for the acquisition, which included approximately $0.6 million to cover certain transaction costs. VeriSign recorded goodwill of $1.2 million, other indefinite-lived intangible asset (.name gTLD) of $11.7 million, and assumed net liabilities of $1.2 million. GNR is included as part of the Company’s 3IS segment. VeriSign had a pre-existing relationship with GNR, pursuant to a registry services agreement, whereby VeriSign provided certain registry services to GNR. The effective settlement of the pre-existing relationship, as a result of the acquisition, did not result in any gain or loss in the Consolidated Statements of Operations.

During the third quarter of 2009, due to a strategic change in the planned use of the indefinite-lived .name gTLD intangible asset, the Company performed an impairment assessment and concluded that the fair value of the intangible asset was reduced to below its carrying value. The estimated fair value of the .name gTLD intangible asset was determined to be $2.0 million, and as a result the Company recorded an impairment charge of $9.7 million in 2009. The Company also concurrently determined that the intangible asset has a finite life for which amortization costs will be recorded over its estimated useful life on a straight-line basis.

Note 4.    Assets Held for Sale and Discontinued Operations

In 2007, VeriSign announced a change to its business strategy to allow management to focus its attention on its core competencies and to make additional resources available to invest in its core businesses. The strategy called for the divestiture or winding-down of its non-core businesses. As of December 31, 2009, the divestiture strategy is substantially complete.

The table below represents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(In thousands)
Assets:
Accounts receivable	$—	$58,588
Other current assets	—	63,516
Goodwill	1,043	237,177
Other long-lived assets	—	124,559

Total assets held for sale	$1,043	$483,840

Liabilities:
Accounts payable and accrued liabilities	$—	$35,853
Deferred revenues	—	13,307

Total liabilities related to assets held for sale	$—	$49,160

Assets held for sale at December 31, 2009, include the Indian operations of the Messaging and Mobile Media (“MMM”) Services business retained upon the sale of the MMM Services business on October 23, 2009, until certain regulatory matters were finalized in India. The Company completed the sale of the Indian operations of the MMM business in January 2010.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Assets held for sale at December 31, 2008, include the businesses disclosed below as completed divestitures in 2009 and the CPS business subsequently classified as held and used in 2009.

The historical results of operations of the divested businesses have been reclassified as discontinued operations for all periods presented unless otherwise noted.

In 2009, the Company decided to wind down the operations of its CPS business after termination of active negotiations with a potential buyer. The Company expects the winding-down to be completed no later than the end of 2010. Accordingly, the Company reclassified the assets and liabilities related to the CPS business as held and used in 2009. The Company also reclassified the historical results of operations of the CPS business from discontinued operations to continuing operations as part of the Other Services segment for all periods presented.

In 2009, the Company disaggregated its ESS disposal group held for sale into the following three businesses: (i) GSC, (ii) iDefense and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified the assets and liabilities related to iDefense as held and used in 2009. The Company also reclassified the historical results of operations of iDefense from discontinued operations to continuing operations as part of Naming Services in the 3IS segment for all periods presented.

Completed Divestitures and Winding-down during 2009

On November 9, 2009, the Company sold its Mobile Delivery Gateway Services business which offered solutions to manage the complex operator interfaces, relationships, distribution, reporting and customer service for the delivery of premium mobile content to customers for net cash consideration of $21.6 million. In 2009, the Company recorded a loss on sale of $26.1 million. The divestiture transaction is subject to a final adjustment to reflect the agreed-upon working capital as of the closing date.

In October 2009, the Company completed the winding-down of its Pre-pay Services business which licensed and managed solutions for prepay billing customers to deliver rating and billing services.

On October 23, 2009, the Company sold its MMM Services business which consisted of the InterCarrier Messaging, PictureMail, Premium Messaging Gateway, and Mobile Enterprise Service offerings for net cash consideration of $174.4 million. In 2009, the Company recorded a gain on sale of $50.4 million. The divestiture transaction is subject to a final adjustment to reflect final agreed-upon working capital balances as of the closing date.

On October 1, 2009, the Company sold its GSC business which helped companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry for net cash consideration of $4.9 million. In 2009, the Company recorded a gain on sale of $1.6 million.

On July 6, 2009, the Company sold its MSS business which enabled enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on the MSS business’ security platform and experienced security staff for net cash consideration of $42.9 million. In 2009, the Company recorded a gain on sale of $7.5 million.

On May 5, 2009, the Company sold its Real-Time Publisher Services business which allowed organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers for cash consideration of $3.6 million. In 2009, the Company recorded a gain on sale of $2.1 million.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

On May 1, 2009, the Company sold its Communications Services business which provided Billing and Commerce Services, Connectivity and Interoperability Services, and Intelligent Database Services for cash consideration of $230.0 million. In 2009, the Company recorded a loss on sale of $2.3 million.

On April 10, 2009, the Company sold its International Clearing business which enabled financial settlement and call data settlement for wireless and wireline carriers. In 2009, the Company recorded a gain on sale of $6.2 million, primarily representing cumulative translation adjustments associated with the business in 2009.

Completed Divestitures in 2008

On December 31, 2008, the Company sold its EMEA Mobile Media business, which offered mobile application services that included interactive messaging applications, content portal services, and messaging gateway services for net cash consideration of $7.8 million, including $2.8 million in receivables that were determined to be uncollectible during 2009. In 2008, the Company recorded a loss on sale of $13.4 million during 2008.

On December 31, 2008, the Company sold its Post-pay business, which enabled advanced billing and customer care services to wireless telecommunications carriers, for net cash consideration of $28.3 million. In 2008, the Company recorded a loss on sale of $2.3 million. The cash consideration includes $2.5 million that was placed in an escrow account to cover any contingent claims made by the buyer against the Company through December 31, 2009. There were no contingent claims made by the buyer and the escrow amount of $2.5 million was released in January 2010.

On October 31, 2008, the Company sold its Communications Consulting business, which offered a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies, in a management buyout transaction for net cash consideration of $0.7 million. In 2008, the Company recorded a loss on the sale of $37.9 million.

On April 30, 2008, the Company sold its Digital Brand Management Services business, which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity, for net cash consideration of $50.4 million. In 2008, the Company recorded a gain on sale of $32.6 million. The net cash consideration includes $5.0 million that was placed in an escrow account to cover any contingent claims made by the buyer against VeriSign through April 30, 2009. There were no contingent claims made by the buyer and the escrow amount of $5.0 million was released during the second quarter of 2009.

On April 30, 2008, the Company sold its Content Delivery Network (“CDN”) business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale, for net cash consideration of $1.0 million. In 2008, the Company recorded a gain on sale of $2.7 million. The Company has retained an equity ownership in the CDN business and has accounted for its investment in the CDN business as an equity method investment with a carrying value of zero. As a result of the Company’s continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The historical results of operations of CDN are included in the Company’s Other Services segment.

On March 31, 2008, the Company sold its Self-Care and Analytics business, which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems, for net cash consideration of $14.2 million. In 2008, the Company recorded a loss on sale of $0.8 million.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Completed Divestitures in 2007

On December 31, 2007, the Company sold its Retail Data Solutions (“RDS”) business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers, for $10.2 million in considerations. The sale price included $6.4 million in cash and $3.8 million in preferred stock of the acquiring company. The Company recorded the preferred stock as a long-term investment and has accounted for its investment in the RDS business on a cost method basis. In 2007, the Company recorded a net gain on sale of $3.0 million. The historical results of operations of the RDS business have not been classified as discontinued operations because they were not significant. The historical results of operations of RDS are included in the Company’s Other Services segment.

Sale of other businesses

In addition to the divestiture of the non-core businesses as part of the divestiture strategy, the Company also sold the following businesses:

In 2007, the Company sold 51% of its ownership interest in its wholly-owned Jamba subsidiary to Fox, a subsidiary of News Corporation for net cash consideration of $192.4 million, and simultaneously entered into Jamba joint ventures with Fox and recorded a gain of $68.2 million. In 2008, the Company sold the remaining 49% ownership interest in the Jamba joint ventures to Fox for net cash consideration of $199.4 million and recorded a gain of $77.9 million. The historical results of operations of the Jamba subsidiary and the Jamba joint ventures are classified as continuing operations for all periods presented.

On September 1, 2007, the Company sold its wholly-owned Jamba Service GmbH subsidiary (“Jamba Service”), which marketed insurance and extended service warranties to consumers for mobile electronic equipment and products, for net cash consideration of $12.8 million and recorded a gain on sale of $1.4 million. The historical results of operations of Jamba Service are classified as discontinued operations for all periods presented.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues	$225,026	$590,688	$651,332

Income (loss) from discontinued operations before income taxes	$23,178	$(20,063)	$2,625
Gains (losses) on sale of discontinued operations and estimated losses on assets held for sale, before income taxes	35,229	(424,838)	1,357
Income tax expense	(10,353)	(14,701)	(14,811)

Total income (loss) from discontinued operations, net of tax	$48,054	$(459,602)	$(10,829)

The amounts presented as discontinued operations represent direct operating costs of the disposal groups. The Company has determined direct costs consistent with the manner in which the disposal groups were structured and managed during the respective periods. Indirect costs such as corporate overhead and goodwill impairments that are not directly attributable to a disposal group have not been allocated to discontinued operations.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with certain of the completed divestitures. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need but are not considered to be significant. The agreements can include the following: logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. Existing agreements generally extend for periods less than 12 months.

In 2009, the Company recorded net gains on sale of discontinued operations of $35.2 million. In 2008, the Company recorded net losses on sale of discontinued operations of $21.7 million and net estimated losses on assets held for sale of $403.1 million related to the divestitures completed in 2009. In 2007, the Company recorded a net gain on sale of discontinued operations of $1.4 million. Net gains on disposal are recorded on the date the sale of the disposal group is consummated. Full or partial reversals of previously reported estimated losses on disposal are recorded upon changes in the fair values and/or carrying values of the disposal groups.

Note 5.    Restructuring Charges

2008 Restructuring Plan

As part of its divestiture strategy announced in 2007, the Company initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) including workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table below are substantially related to the 2008 Restructuring Plan for the years ended December 31, 2009 and 2008. Through December 31, 2009, VeriSign recorded a total of $85.4 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan.

2007 Restructuring Plan

In January 2007, VeriSign initiated a restructuring plan (the “2007 Restructuring Plan”) to execute a company-wide reorganization replacing the previous business unit structure with a combined worldwide sales and services team, and an integrated development and products organization. The restructuring plan included workforce reductions, abandonment of excess facilities, and other exit costs. The plan was substantially completed in 2008. Through December 31, 2009, VeriSign recorded a total of $30.5 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2007 Restructuring Plan.

The following table presents the nature of the restructuring charges under the 2007 and 2008 Restructuring Plans:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Workforce reduction	$13,067	$63,845	$20,497
Excess facilities	2,685	5,381	4,699
Other exit costs	—	1,210	4,244

Total consolidated restructuring charges	$15,752	$70,436	$29,440

Amounts classified as continuing operations	$7,330	$31,195	$20,242

Amounts classified as discontinued operations.	$8,422	$39,241	$9,198

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

As of December 31, 2009, the consolidated accrued restructuring costs are $9.8 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash	Accrued Restructuring Costs at December 31, 2009
	(In thousands)
Workforce reduction	$25,374	$13,067	$(31,933)	$(2,429)	$4,079
Excess facilities	6,583	2,685	(3,325)	(213)	5,730

Total accrued restructuring costs	$31,957	$15,752	$(35,258)	$(2,642)	$9,809

Included in current portion of accrued restructuring costs					$6,605

Included in long-term portion of accrued restructuring costs					$3,204

Cash payments totaling approximately $8.8 million related to the abandonment of excess facilities under all restructuring plans will be paid over the respective lease terms, the longest of which extends through 2016. The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2010	$3,274	$(750)	$2,524
2011	2,927	(533)	2,394
2012	589	(223)	366
2013	421	(279)	142
2014	420	(282)	138
Thereafter	523	(357)	166

	$8,154	$(2,424)	$5,730

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Note 6. Cash, Cash Equivalents, Investments and Restricted Cash

VeriSign’s cash equivalents and short-term investments have been classified as available-for-sale. The following tables summarize VeriSign’s Cash and cash equivalents, short-term investments included in Prepaid expenses and other current assets, and Other assets:

	As of December 31, 2009
	Cost	Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash	$227,547	$—	$227,547
Money market funds	736,459	—	736,459
Time deposits	514,938	—	514,938
Equity securities of public company	290	(105)	185

	$1,479,234	$(105)	$1,479,129

Included in Cash and cash equivalents			$1,477,166
Included in Prepaid expenses and other current assets			$185
Included in Other assets			$1,778

	As of December 31, 2008
	Cost	Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash	$133,803	$—	$133,803
Money market funds	584,358	—	584,358
Time deposits	72,765	—	72,765
Equity securities of public company	482	(222)	260

	$791,408	$(222)	$791,186

Included in Cash and cash equivalents			$789,068
Included in Prepaid expenses and other current assets			$260
Included in Other assets			$1,858

In 2009, the Company recorded gross realized losses on investments of $0.3 million and gross realized gains on investments of $0.1 million upon sale of certain public company equity investments.

In 2008, the Company recorded gross realized gains on investments of $2.1 million upon sale of certain public and non-public company equity investments.

In 2007, the Company recorded gross realized losses on investments of $5.2 million upon impairment and sale of certain public and non-public equity investments. In addition, the Company recorded gross realized gains on investments of $3.4 million in 2007 upon sale of certain public and non-public equity investments.

Unrealized losses on available-for-sale investments are included in Accumulated other comprehensive income in the Consolidated Balance Sheets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Restricted Cash

As of December 31, 2009, the Company had restricted cash of $1.8 million classified as Other assets which represents employee payroll withholdings, net of claims paid, related to the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines.

As of December 31, 2008, the Company had restricted cash of $1.9 million classified as Other assets, of which $0.3 million was pledged as collateral for standby letters of credit that guarantee certain of the Company’s contractual obligations, primarily relating to its real estate lease agreements, the longest of which is expected to mature in 2010, and $1.6 million represents employee payroll withholdings, net of claims, paid related to the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines.

Note 7.    Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as allocated to the Company’s operating segments:

	3IS	Other Services	Total
	(In thousands)
Balance at December 31, 2007
Goodwill, gross, at December 31, 2007	$1,983,247	$1,751,980	$3,735,227
Accumulated impairment at December 31, 2007	(1,630,444)	(1,022,363)	(2,652,807)

Goodwill, net, at December 31, 2007	352,803	729,617	1,082,420
Divestiture of businesses	—	(19,726)	(19,726)
Impairment	(77,619)	(45,793)	(123,412)
Acquisition of business	1,200	—	1,200
Reclassification of Goodwill, gross to assets held for sale	—	(1,732,254)	(1,732,254)
Reclassification of Accumulated impairment to assets held for sale	—	1,068,156	1,068,156
Other adjustments (1) .	6,725	—	6,725

Goodwill, net, at December 31, 2008	$283,109	$—	$283,109

Balance at December 31, 2008
Goodwill, gross, at December 31, 2008	$1,991,172	$—	$1,991,172
Accumulated impairment at December 31, 2008	(1,708,063)	—	(1,708,063)

Goodwill, net, at December 31, 2008	283,109	—	283,109
Reclassification from assets held for sale	7,000	—	7,000
Other adjustments (1) .	(129)	—	(129)

Goodwill, net, at December 31, 2009	$289,980	$—	$289,980

Balance at December 31, 2009
Goodwill, gross, at December 31, 2009	$1,998,043	$—	$1,998,043
Accumulated impairment at December 31, 2009	(1,708,063)	—	(1,708,063)

Total Goodwill, net, at December 31, 2009	$289,980	$—	$289,980

(1)	VeriSign makes certain goodwill adjustments after the initial purchase to acquired companies for income tax adjustments, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

During the second quarter of 2009, the Company performed its annual impairment review of goodwill pertaining to its Naming Services, Authentication Services and VeriSign Japan reporting units. The Company determined that each of the reporting units had a fair value in excess of its carrying value and no further analysis was required.

During the first quarter of 2009, the Company disaggregated its ESS disposal group held for sale, into the following three businesses: (i) GSC, (ii) iDefense, and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified goodwill of $7.0 million allocated to iDefense as held and used in 2009.

During the fourth quarter of 2008, the Company performed an interim impairment review of its Naming Services, Business Authentication Services, User Authentication Services and VeriSign Japan reporting units related to its core businesses. The primary indicator of impairment was a decrease in the Company’s market capitalization, arising from an adverse change in the business environment. The estimated fair value of each reporting unit was computed using the combination of the income approach and the market valuation approach. The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. Each of the reporting units reviewed for impairment, except for the VeriSign Japan reporting unit, had a fair value in excess of its carrying value and no further analysis was required. The VeriSign Japan reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its VeriSign Japan reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value. Further analysis required the Company to allocate the fair value of the VeriSign Japan reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) based on their respective fair values. Prior to this allocation, the Company assessed the long-lived assets, other than goodwill, of that unit for impairment, and determined they were not impaired. Based on this allocation, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities resulted in a goodwill impairment charge of $77.6 million relating to the VeriSign Japan reporting unit, which is classified as continuing operations for 2008 and is presented within the Consolidated Statements of Operations as Restructuring, impairments, and other charges, net.

During the second quarter of 2008, the Company performed an annual impairment review of its Naming Services, Business Authentication Services, User Authentication Services and VeriSign Japan reporting units related to its core businesses; and the Post-pay and Messaging Services reporting units related to its non-core businesses. The estimated fair value of each reporting unit was computed using a combination of the income approach and the market valuation approach. The Company tested goodwill for each of these reporting units for impairment and had determined that each of the reporting units had a fair value in excess of its carrying value and concluded that no further analysis was required, except for the Post-pay reporting unit. The Post-pay reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its Post-pay reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value. Further analysis required the Company to allocate the fair value of the Post-pay reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) based on their respective fair values. Prior to this allocation, the Company assessed the long-lived assets, other than goodwill, of that unit for impairment, and determined they were not impaired. Based on this allocation, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities resulted in a goodwill impairment of $45.8 million relating to the Post-pay reporting unit classified as discontinued operations.

During the fourth quarter of 2007, VeriSign performed an interim impairment test due to its decision to divest its non-core businesses and as a result recorded an impairment charge of $182.2 million for goodwill

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

related to the Company’s former Content Services reporting unit, the charge is recorded to Restructuring, impairments and other charges, net within the Consolidated Statements of Operations.

During the second quarter of 2007, the Company performed its annual impairment review of goodwill pertaining and determined that each of the reporting units had a fair value in excess of its carrying value and no further analysis was required.

Other Intangible Assets

The following tables present other intangible assets:

	As of December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life in Years
	(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	$30,601	$(20,626)	$9,975	3.1
Technology in place	10,300	(6,799)	3,501	2.5
Trade name	7,400	(4,239)	3,161	2.6
Non-compete agreement	4,500	(1,075)	3,425	2.3
Domain name rights	2,000	(174)	1,826	2.6
Other	674	(142)	532	3.3

Total other intangible assets	$55,475	$(33,055)	$22,420	2.8

	As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Life in Years
	(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	$26,727	$(13,844)	$12,883	3.0
Technology in place	15,969	(9,457)	6,512	2.9
Trade name	5,800	(2,256)	3,544	3.7
Non-compete agreement	3,100	(2,411)	689	0.7

	$51,596	$(27,968)	$23,628	3.0

Indefinite-lived intangible assets:
Domain name rights			11,684

Total other intangible assets			$35,312

Fully amortized other intangible assets are not included in the above tables.

In 2009, due to a strategic change in the planned use of the indefinite-lived .name gTLD intangible asset, the Company performed an impairment assessment of this intangible asset. The Company considered both the market and the income approaches. Based on the income approach using market participant assumptions, which

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

was determined to be the highest and best use of this asset, the Company concluded that the fair value of the .name gTLD intangible asset was reduced below its carrying value. The estimated fair value of the intangible asset related to the Company’s .name gTLD intangible asset was determined to be $2.0 million, and as a result the Company recorded an impairment charge of $9.7 million to Restructuring, impairments and other charges, net, within the Consolidated Statements of Operations. The .name gTLD intangible asset is classified as an amortizable intangible asset as of December 31, 2009. The Company also determined the useful life of the .name gTLD intangible asset to be 2.9 years, over which amortization costs will be recorded on a straight-line basis. The $2.0 million carrying amount after impairment of the .name gTLD intangible asset is classified within Domain name rights.

In 2009, the Company acquired intangible assets of $6.6 million consisting of customer relationships and a non-compete agreement. The Company also reclassified $4.1 million of intangible assets consisting of $2.5 million related to customer relationships and $1.6 million related to trade name pertaining to the iDefense business from assets held for sale to amortizable intangible assets.

In 2007, the Company recorded impairment charges of $62.6 million for other intangible assets related to its former Content Services reporting unit as a result of the Company’s decision to divest its non-core businesses, of which $25.8 million was classified as Restructuring, impairments and other charges, net, within continuing operations, and $36.8 million was classified as discontinued operations. In 2007, the Company also recorded impairment charges of $4.8 million for other intangible assets related to its former Post-Pay reporting unit, which were classified as discontinued operations.

Estimated future amortization expense related to other intangible assets at December 31, 2009, is as follows:

(In thousands)
2010	$10,535
2011	7,249
2012	3,186
2013	913
2014	64
Thereafter	473

$22,420

Note 8.    Other Balance Sheet Items

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Prepaid expenses	$18,868	$22,775
Deferred tax assets	65,984	64,482
Non-trade receivables	25,467	13,054
Receivables from buyers	34,365	14,899
Funds held by the Reserve	20,867	150,346
Other	2,165	2,622

Total prepaid expenses and other current assets	$167,716	$268,178

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Non-trade receivables primarily consist of income tax receivables and value added tax receivables. Receivables from buyers primarily consist of receivables for services performed on behalf of buyers under transition services agreements, working capital receivables for certain divested businesses, and amount held in escrow for the divested Post-Pay business. In January 2010, VeriSign received the amount held in escrow of $2.5 million for the divested Post-Pay business and $13.1 million of working capital receivables from the buyers of certain divested businesses

In 2008, the Company recorded an other-than-temporary impairment loss of $8.2 million in Other income, net, relating to certain money market investments in the Primary Fund and the International Fund. In the latter half of 2008, there was a major disruption in the global credit markets due to rising concerns about possible financial institution defaults, the bankruptcy filing of Lehman Brothers Holdings Inc. and the potential for a deep economic recession. Following these disruptions, the Primary Fund and the International Fund made announcements that their underlying portfolios had experienced a loss of principal, the redemption rights of all holders were suspended indefinitely and the funds would be liquidated. At the time of the redemption suspension, the Company had $256.7 million invested in the Primary Fund and the International Fund. Due to the lack of an active market for most corporate and bank debt securities, the Company assessed the fair value of the underlying securities within the Primary Fund and the International Fund based on a review of investment ratings of the underlying securities within the money-market funds coupled with an evaluation of the expected maturity value and the performance of the securities within the funds in meeting scheduled payments of principal and interest.

As of December 31, 2009, the Company had an aggregate of $20.9 million held by the Primary Fund and the International Fund, classified as Prepaid and other current assets due to the lack of an active market for these investments. During the fourth quarter of 2008, the Company received a distribution of $98.2 from the Primary Fund. During 2009, the Company received distributions of $16.3 million and $113.2 million from the Primary Fund and the International Fund, respectively. Subsequently, in January 2010, the Company received a distribution of $8.4 million from the Primary Fund. As of February 26, 2010, the Company has an aggregate of $12.5 million held by the Primary Fund and the International Fund.

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2009	2008
	(In thousands)
Land	$138,194	$133,746
Buildings and building improvements	181,113	135,242
Computer equipment and software	362,475	342,470
Capital work in progress	7,067	16,595
Office equipment and furniture	14,292	15,491
Leasehold improvements	28,054	52,690

Total cost	731,195	696,234
Less: accumulated depreciation and amortization	(327,374)	(310,736)

Total property and equipment, net	$403,821	$385,498

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

During 2009, the Company purchased a previously leased Dulles, Virginia land, office building and data center for a total cost of $25.6 million, and reclassified $27.9 million of existing leasehold improvements in the building to Building and building improvements. During 2009, the Company sold an office building in Savannah, Georgia for $6.1 million.

In 2008, the Company sold certain property and equipment in its Mountain View, California, location for net cash consideration of $47.6 million and recorded a loss of $79.1 million to Restructuring, impairments and other charges, net, within the Consolidated Statements of Operations.

In 2007, the Company recorded impairment charges of $8.0 million for the abandonment of certain obsolete property and equipment, to Restructuring, impairments, and other charges, net, within the Consolidated Statements of Operations.

Other Assets

Other assets consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Long-term deferred tax assets .	$12,695	$2,562
Long-term investments	7,146	5,996
Debt issuance costs	12,315	13,233
Long-term restricted cash	1,778	1,858
Security deposits and other	10,931	14,469

Total other assets	$44,865	$38,118

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Accounts payable	$34,698	$30,690
Accrued employee compensation	81,782	109,958
Customer deposits, net	25,865	30,432
Taxes payable and other tax liabilities	24,571	18,173
Other accrued liabilities	67,811	74,282

Total accounts payable and accrued liabilities	$234,727	$263,535

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Other Long-term Liabilities

Other Long-term Liabilities consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Deferred tax liabilities	$144,777	$68,833
Long-term tax liabilities	12,949	15,549
Other	3,964	161

Total other long-term liabilities	$161,690	$84,543

Note 9.    Credit Facility

In 2006, VeriSign entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which VeriSign, or certain designated subsidiaries may be borrowers. The Facility is available for cash borrowings up to $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. In 2007, VeriSign entered into an amendment agreement with Bank of America, N.A., as Administrative Agent and several financial institutions to amend the Credit Agreement. The amendment added certain covenants related to the Indenture that VeriSign entered into with U.S. Bank National Association, as Trustee, on August 20, 2007, (the “Indenture”) and VeriSign’s issuance of $1.25 billion aggregate principal amount of Convertible Debentures. In 2009, there were no borrowings under the facility. In 2008, the Company borrowed $200.0 million under the Facility and subsequently repaid the entire amount. As of December 31, 2009, the Company had utilized $1.7 million for outstanding letters of credit. The Company’s Credit Agreement, as amended, contains a negative covenant that limits its ability to sell assets and freely deploy the proceeds it receives from such sales, subject to exceptions based on the size and timing of the sales, and limits its ability to enter into certain specified types of amendments to the Convertible Debentures and related Indenture. In addition, an event of default under the Indenture is considered to be an event of default under the Credit Agreement. As of December 31, 2009, the Company was in compliance with all covenants under the Facility.

Note 10.    Junior Subordinated Convertible Debentures

In August 2007, VeriSign issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, in a private offering. The Convertible Debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Convertible Debentures but will not be adjusted for accrued interest. As of December 31, 2009, the if-converted value of the Convertible Debentures does not exceed its principal amount.

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

The Company received net proceeds of approximately $1.22 billion after deduction of $25.8 million of costs incurred upon the issuance of the Convertible Debentures. Effective January 1, 2009, the Company retroactively adopted ASC 470-20. The standard specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt.

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

of 8.39%. The carrying value of the liability component was determined to be $550.5 million. The equity component of the Convertible Debentures on the date of issuance was $700.7 million. The excess of the principal amount of the debt over the carrying value of the liability component is also referred to as the “debt discount” or “equity component” of the Convertible Debentures. The debt discount is being amortized using the Company’s effective interest rate of 8.39% over the term of the Convertible Debentures as a non-cash charge to interest expense included in Other (Loss) Income, net. As of December 31, 2009, the remaining term of the Convertible Debentures is 27.6 years. Interest is payable semiannually in arrears on August 15 and February 15. Interest expense related to the Convertible Debentures for 2009, is $46.9 million, of which $45.9 million is included in Other income, net, and $1.0 million is capitalized as Property and equipment, net. Interest expense related to convertible debt for 2008 is $46.4 million, of which $42.2 million is recorded to other income and $4.2 million is capitalized as Property and equipment. Interest expense related to convertible debt for 2007 is $16.7 million, of which $15.3 million is recorded to other income and $1.4 million is capitalized as Property and equipment. The Convertible Debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on August 15, 2014, and upon the occurrence of certain events, as outlined in the Indenture governing the Convertible Debentures.

The table below presents the carrying amounts of the liability and equity components:

	As of December 31,
	2009	2008
	(In thousands)
Carrying amount of equity component (net of issuance costs of $14,449)	$686,221	$686,221

Principal amount of Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(685,622)	(691,837)

Carrying amount of liability component	564,378	558,163
Contingent interest derivative	10,000	10,549

Convertible debentures, including contingent interest derivative	$574,378	$568,712

The table below presents the interest expense for the contractual interest and the amortization of debt discount:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Interest expense - contractual interest	$40,625	$40,625	$14,670
Interest expense - amortization of discount on the liability component	$6,215	$5,706	$1,991

The features related to the contingent interest payments, over-allotment option, and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives to be accounted for separately. The fair value of the derivatives at the date of issuance of the Convertible Debentures was $11.4 million including $7.8 million for the contingent interest payment feature and $3.6 million for the over-allotment option feature, which was accounted for as a discount on the Convertible Debentures. The over-allotment feature was revalued to $12.6 million on the date of exercise at August 28, 2007, and the revaluation loss of $9.0 million was recorded in Other (Loss) Income, net, within the Consolidated Statements of Operations. The contingent interest

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

derivative on Convertible Debentures are marked to market at the end of each reporting period, with any gains and losses recorded in Other income, net, within the Consolidated Statements of Operations.

Note 11.    Stockholders’ Equity

Preferred Stock

VeriSign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2009, no shares of preferred stock had been issued. In connection with its stockholder rights plan, VeriSign authorized 3,000,000 shares of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”). In the event of liquidation, each Series A Preferred Share, if and when issued, will be entitled to a $1.00 preference, and thereafter each holder of a Series A Preferred Share will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. If and when issued, each Series A Preferred Share will have 100 votes, voting together with the common shares. Each holder of a Series A Preferred Share, if and when issued, will be entitled to receive a quarterly dividend equal to 100 times the aggregate per share amount of any dividends declared on the common stock since the preceding quarterly dividend date (other than stock dividends, which will result in an anti-dilution adjustment to the Series A Preferred Shares). Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each Series A Preferred Share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

Treasury Stock

Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of tax withholdings due upon vesting of restricted stock units.

The summary of the Company’s common stock repurchases for 2009, 2008 and 2007 are as follows:

Board Approval Date	Repurchases Under the Plan	2009		2008		2007
		Shares	Average Price	Shares	Average Price	Shares	Average Price
		(In thousands, except average price amounts)
May 2006	Open market	—	$—	22,071	$32.38	—	$—
August 2007	Open market	—	—	—	—	12,221	28.64
	Structured repurchases (2)		—	—	—	25,828	30.97
January 2008	Structured repurchases (2)	—	—	16,513	36.33	—	—
August 2008	Open market	11,332	22.31	—	—	—	—

Total repurchases under the plan		11,332	$22.31	38,584	$34.07	38,049	$30.22

Total repurchases from employees and other (1)		385	$20.16	413	$31.01	200	$32.46

Total repurchases		11,717	$22.24	38,997	$34.04	38,249	$30.24

Total costs		$260,571		$1,327,378		$1,156,491

(1)	The repurchases from employees and other primarily represents shares retired as treasury stock when surrendered in lieu of tax withholdings due upon the release of restricted stock units.
(2)	Stock repurchase agreements executed with large financial institutions.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Tax Withholdings

Upon vesting of restricted stock units, the Company places a portion of the vested restricted stock awards into treasury stock sufficient to cover tax withholdings due, and makes a cash payment to authorities to cover the applicable withholding taxes.

Stockholder Rights Plan

On September 24, 2002, the Board of Directors of VeriSign, adopted a stockholder rights plan and declared a dividend of one stock purchase right (each a “Right”) for each outstanding share of VeriSign common stock. The dividend was paid to stockholders of record on October 4, 2002 (the “Record Date”). In addition, one Right will be issued with each common share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the rights plan) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of VeriSign, which were outstanding prior to the Distribution Date.

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

If any person acquires beneficial ownership of 20% or more of VeriSign’s common stock (other than in connection with certain inadvertent triggers), in addition to the Rights becoming exercisable, each Right will “flip in” and entitle the registered holder, other than the “acquiring person” or its transferees, to purchase, for the $55.00 exercise price, shares of VeriSign common stock with a market value of $110.00. In the event a person becomes an “acquiring person,” the rights plan gives the Company’s Board of Directors the authority to instead exchange each outstanding Right (other than those owned by the “acquiring person” and its transferees) for one share of common stock (or a substantially equivalent preferred stock interest). If the Company becomes a party to a merger or similar transaction (whether with a 20% stockholder or any other entity) after the Rights become exercisable, each Right (other than those owned by the “acquiring person” or its transferees) will “flip-over” and entitle the holder to buy, for the $55.00 exercise price, acquiror stock with a market value of $110.00.

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

Note 12.    Calculation of Net Income (Loss) Per Share Attributable to VeriSign Common Stockholders

The Company computes basic net income (loss) per share attributable to VeriSign common stockholders by dividing net income (loss) attributable to VeriSign common stockholders by the weighted-average number of

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

common shares outstanding during the period. Diluted net income (loss) per share attributable to VeriSign common stockholders gives effect to dilutive potential common shares, including unvested stock options, unvested restricted stock units, employee stock purchases, and the conversion spread relating to the Convertible Debentures using the treasury stock method.

The following table presents the computation of basic and diluted net income (loss) per share attributable to VeriSign common stockholders:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Income (loss) attributable to VeriSign common stockholders:
Income (loss) from continuing operations, net of tax	$197,499	$85,351	$(139,518)
Income (loss) from discontinued operations, net of tax	48,054	(459,602)	(10,829)

Net income (loss) attributable to VeriSign common stockholders	$245,553	$(374,251)	$(150,347)

Weighted-average shares:
Weighted-average common shares outstanding	191,821	197,201	237,707
Weighted-average potential common shares outstanding:
Stock options	283	1,452	—
Unvested restricted stock awards	471	889	—
Conversion spread related to convertible debentures	—	828	—
Employee stock purchase plans	—	232	—

Shares used to compute diluted net income (loss) per share attributable to VeriSign common stockholders	192,575	200,602	237,707

Income (loss) per share attributable to VeriSign common stockholders:
Basic:
Continuing operations	$1.03	$0.43	$(0.59)
Discontinued operations	0.25	(2.33)	(0.04)

Net income (loss)	$1.28	$(1.90)	$(0.63)

Diluted:
Continuing operations	$1.03	$0.43	$(0.59)
Discontinued operations	0.25	(2.30)	(0.04)

Net income (loss)	$1.28	$(1.87)	$(0.63)

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The following table sets forth the weighted-average potential shares that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of such weighted-average stock options outstanding:

	Year Ended December 31,
	2009	2008	2007 (1)
	(In thousands, except per share data)
Weighted-average stock options outstanding	6,925	4,531	27,636
Weighted-average exercise price	$28.40	$31.66	$27.68
Weighted-average restricted stock awards outstanding	1,136	832	3,387
Weighted-average conversion spread related to Convertible Debentures	—	—	339
Employee stock purchase plans	2,259	1,500	199

(1)	As the Company recognized a loss from continuing operation for 2007, all potential common shares were excluded as they were anti-dilutive.

Note 13.    Employee Benefits and Stock-Based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 20% of their pre-tax salary, subject to the Internal Revenue Service annual contribution limits. In 2009, 2008 and 2007, the Company matched 50% of the employee’s contribution up to a total of 6 % of the employee’s annual salary. The Company contributed $6.3 million, $7.4 million, and $6.3 million in 2009, 2008 and 2007, respectively, under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Stock Option and Restricted Stock Plans

The majority of VeriSign’s stock-based compensation relates to stock options and restricted stock units (“RSUs”). Stock options are granted only to upper management level employees and the board of directors. As of December 31, 2009, a total of 24.6 million shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under VeriSign’s stock option and restricted stock plans.

On May 26, 2006, the stockholders of VeriSign approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan replaces VeriSign’s 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of VeriSign’s Board of Directors or VeriSign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All outstanding options under the 2006 Plan have a term of not greater than 7 years from the date of grant. Options granted generally vest 25% on the first anniversary date of the grant and the remainder ratably over the following 12 quarters. A restricted stock unit is an award covering a specified number of shares

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

of VeriSign common stock that may be settled by issuance of those shares (which may be restricted shares). Restricted stock units generally vest in four installments with 25% of the shares vesting on each anniversary of the first four anniversaries of the grant date. However, the Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan.

The 2001 Stock Incentive Plan (the “2001 Plan”) was terminated upon approval of the 2006 Plan. Options to purchase common stock granted under the 2001 Plan remain outstanding and subject to the vesting and exercise terms of the original grant. The 2001 Plan authorized the award of non-qualified stock options and restricted stock awards to eligible employees, officers who are not subject to Section 16 reporting requirements, contractors and consultants. As of December 31, 2009, no restricted stock awards have been made under the 2001 Plan. Options were granted with an exercise price of not less than 100% of the fair market value of VeriSign’s common stock on the date of grant. All options were granted at the discretion of the Board and have a term not greater than 10 years from the date of grant. Options issued generally vest 25% on the first anniversary of the grant date and ratably over the following 12 quarters. No further awards can be granted under the 2001 Plan.

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

In connection with its acquisitions in 2005 and 2006, VeriSign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vested over a four-year period, as set forth in the applicable option agreement.

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”) which replaces the previous 1998 Employee Stock Purchase Plan (the “1998 Purchase Plan”). As of December 31, 2009, a total of 6.0 million shares of the Company’s common stock are reserved for issuance under this plan. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the 2007 Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on February 1 and August 1 of each year.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Common Stock Reserved for Convertible Debentures

The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. As of December 31, 2009, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the Convertible Debentures.

Stock-based Compensation

Stock-based compensation is classified in the Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Stock-based compensation:
Cost of revenues	$7,077	$7,422	$7,018
Sales and marketing	10,152	9,253	17,193
Research and development	6,166	6,720	8,003
General and administrative	19,534	26,183	32,635
Restructuring, impairments and other charges, net	958	8,901	2,412

Stock-based compensation for continuing operations	43,887	58,479	67,261
Discontinued operations	7,279	31,587	23,653

Total stock-based compensation	$51,166	$90,066	$90,914

Recognized income tax benefit on stock-based compensation included within Income tax (expense) benefit in the Consolidated Statements of Operations for 2009, 2008 and 2007 was $11.6 million, $17.3 million and $18.1 million respectively. Recognized income tax benefit on stock-based compensation included within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations for 2009, 2008 and 2007 was $1.8 million, $5.3 million and $3.1 million respectively.

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Stock-based compensation:
Stock options	$12,305	$19,191	$32,623
Employee stock purchase plans	10,286	22,079	25,624
Restricted stock units	28,877	27,829	18,197
Stock options/awards acceleration	2,341	23,677	16,285
Other charges	—	—	303
Capitalization (1)	(2,643)	(2,710)	(2,118)

Total stock-based compensation	$51,166	$90,066	$90,914

(1)	The capitalized amount is included in Property and equipment, net.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

As of December 31, 2009, total unrecognized compensation cost related to unvested stock options and restricted stock awards was $19.7 million and $41.3 million, respectively, and is expected to be recognized over a weighted-average period of 2.4 years and 2.4 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards:

	Year Ended December 31,
	2009	2008	2007
Stock options:
Volatility	46%	36%	37%
Risk-free interest rate	1.56%	2.74%	4.37%
Expected term	3.7 years	3.3 years	3.3 years
Dividend yield	Zero	Zero	Zero
Employee stock purchase plan awards:
Volatility	49%	36%	28%
Risk-free interest rate	0.51%	2.32%	4.94%
Expected term	1.25 years	1.25 years	1.25 years
Dividend yield	Zero	Zero	Zero

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

General Option Information

The following table summarizes stock option activity:

	Year Ended December 31,
	2009		2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	9,217,880	$26.85	14,800,016	$24.52	35,642,171	$28.38
Granted	1,000,872	18.71	1,763,182	33.47	4,516,611	29.80
Exercised	(857,233)	16.05	(4,025,007)	20.46	(15,622,253)	18.62
Forfeited	(2,272,188)	27.72	(3,237,462)	27.52	(8,132,440)	33.47
Expired	(169,283)	29.92	(82,849)	36.03	(1,604,073)	137.33

Outstanding at end of period	6,920,048	26.64	9,217,880	26.85	14,800,016	24.52

Exercisable at end of period	4,307,839	26.84	5,063,170	24.73	5,410,362	22.13

Expected to vest at end of period (1)	2,244,272	26.32

Weighted-average fair value of options granted during the period		$6.73		$9.58		$9.44
Total intrinsic value of options exercised during the period (in thousands)		$4,939		$64,524		$220,323

(1)	367,937 stock options are not expected to vest

The following table summarizes information about stock options outstanding as of December 31, 2009:

Range of Exercise Prices	Stock Options Outstanding			Stock Options Exercisable
	Shares Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.09–$ 10.00	43,734	1.62	$3.67	43,734	$3.67
$ 10.01–$ 20.00	1,769,732	4.14	18.01	815,295	17.57
$ 20.01–$ 25.00	813,272	3.38	22.58	598,785	22.81
$ 25.01–$ 30.00	2,438,682	3.19	27.87	1,936,266	27.59
$ 30.01–$ 184.63	1,854,628	4.73	35.58	913,759	37.29

	6,920,048	3.86	$26.64	4,307,839	$26.84

Intrinsic value is calculated as the difference between the market value as of December 31, 2009, and the exercise price of the shares. The closing price of VeriSign’s stock was $24.24 on December 31, 2009, as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of stock options outstanding, stock options exercisable and stock options expected to vest with an exercise price below $24.24 in each case as of December 31, 2009 was $13.3 million, $7.2 million and $5.2 million respectively. At December 31, 2009 the weighted-average remaining contractual life for stock options exercisable and stock options expected to vest was 3.03 years and 5.32 years respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Employee Stock Purchase Plans

The Company allows its employees to purchase as many shares as the employees’ withholdings and applicable laws permit. If the market price of the stock at the end of any six-month purchase period is lower than the stock price at the original grant date of the option (the first day of the applicable 24-month offering period), the plan is immediately cancelled after that purchase date and a new two-year plan is established using the then-current stock price as the base purchase price. The Company also allows its employees to increase their payroll withholdings during the offering period. The Company accounts for these increases in employee payroll withholdings and the plan rollover as modifications. The Company recognized $3.8 million, $3.1 million and $5.0 million of such modification expense in 2009, 2008 and 2007, respectively.

Due to an independent review of the Company’s historical stock option granting practices and restatement of consolidated financial statements, the Company was precluded from selling shares and suspended its employee payroll withholdings for the purchase of its common stock under the 1998 Purchase Plan for six months in 2007. The Company terminated the six-month purchase period ended January 31, 2007 and no shares were issued for that purchase period. In February 2007, the Company refunded the 1998 Purchase Plan employee contributions totaling approximately $11.6 million. In July 2007, the Company resumed its employee payroll withholdings for the purchase of its common stock under the 1998 Purchase Plan and allowed its employees affected by the earlier suspension to make catch-up payments to their accounts for the lost payroll contributions attributable to the period when the Company was not current in its reporting obligations under the Securities Exchange Act of 1934. The Company also allowed employees to increase their contribution withholding percentages from 15% up to a maximum of 25% of their compensation, subject to applicable U.S. Internal Revenue Service (“IRS”) limits, effective August 1, 2007. The Company has accounted for these increases in employee payroll withholdings as modification and recognized $6.3 million, $10.4 million in 2008 and 2007, respectively. There was no such modification expense in 2009.

Restricted Stock Units

The following table summarizes unvested restricted stock units activity:

	Year Ended December 31,
	2009		2008		2007
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	3,678,790	$29.18	4,816,865	$27.32	2,107,327	$20.01
Granted	1,422,162	19.37	1,697,589	31.86	4,262,277	29.23
Vested and settled	(1,206,742)	27.08	(1,316,426)	28.13	(548,510)	22.00
Forfeited	(807,550)	29.53	(1,519,238)	27.25	(1,004,229)	22.98

	3,086,660	$25.39	3,678,790	$29.18	4,816,865	$27.32

As of December 31, 2009, the aggregate intrinsic value of unvested restricted stock units was $74.8 million. The fair values of restricted stock units that vested during 2009, 2008 and 2007 were $24.7 million, $40.7 million and $17.1 million respectively. In 2007, the Compensation Committee approved “market condition” restricted stock units which are eligible to vest upon meeting certain stock-price appreciation and service conditions. As of December 31, 2009, a total of 128,437 “market condition” restricted stock units are unvested. The Company

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

recognized approximately $0.3 million, $0.7 million and $1.4 million of stock-based compensation expense for the market-condition awards in 2009, 2008 and 2007, respectively. In addition, the Company required that certain restricted stock units issued to certain international employees must be settled in cash. As a result, the Company made cash payments of $0.1 million for share-based liabilities in 2009.

Stock Options/Awards Acceleration

In 2009 and 2008, the Company modified certain stock-based awards held by employees affected by divestitures and workforce reductions to accelerate the vesting of twenty-five percent (25%) of each such individual’s unvested “in-the-money” stock options and 25% of each such individual’s unvested restricted stock units outstanding on the termination dates of such individual’s employment. The Company remeasured the fair value of these modified awards and recorded the charges over the requisite future service periods, if any. The modification charges are included as restructuring costs for continuing operations as well as for discontinued operations. During 2009 and 2008 approximately 737 and 1,060 employees respectively were affected by this modification and the Company recognized approximately $2.3 million and $18.3 million respectively of acceleration cost in restructuring, impairments and other charges, net, within the Consolidated Statements of Operations.

In addition, the Company modified certain stock-based awards held by Mr. William A. Roper, Jr., the former chief executive officer. Pursuant to an agreement with Mr. Roper, the Company accelerated the vesting of Mr. Roper’s then unvested sign-on options, unvested sign-on restricted stock units, first-year options that would otherwise have vested had Mr. Roper remained employed with the Company through August 8, 2008, and one-third of the first-year restricted stock units. Upon acceleration of vesting of Mr. Roper’s stock-based awards, the Company recognized approximately $5.4 million of stock-based compensation in 2008.

In 2007, the Company accelerated the vesting of certain outstanding options to purchase shares of the Company’s common stock and restricted stock units held by Mr. Stratton Sclavos, the Company’s former Chief Executive Officer; Ms. Dana Evan, the Company’s former Chief Financial Officer and certain other employees. The Company accelerated the vesting of all of Mr. Sclavos’ unvested stock options and restricted stock units that were scheduled to vest within twenty-four (24) months after his resignation date. The Company accelerated the vesting of twenty-five percent (25%) of Ms. Evan’s and certain other employees’ unvested restricted stock units and unvested “in-the-money” stock options that had fair market values on the acceleration date in excess of the respective exercise prices and that had the lowest exercise prices of each such individual’s then-outstanding options. The Company has accounted for the acceleration of the stock-based awards as a modification and recognized $16.3 million of stock-based compensation.

In 2007, the Company commenced a tender offer (the “Offer”) pursuant to which the Company offered to amend or replace outstanding “Eligible Options” (as defined in the Offer) held by current employees of the Company and subject to taxation in the U.S. so that those options would not be subject to adverse tax consequences under Internal Revenue Code Section 409A (“Section 409A”). Each eligible participant had the right to elect to amend his or her Eligible Options to increase the exercise price per share of the Company’s common stock, par value $0.001 per share, purchasable thereunder and become eligible to receive a special “Cash Bonus” (as defined in the Offer) from the Company, all upon the terms and subject to the conditions set forth in the Offer. Alternatively, certain tendered Eligible Options were, in lieu of such amendment, canceled and replaced with new options under the Company’s 2006 Equity Incentive Plan that have exactly the same terms as the canceled options but have a new grant date and new exercise price, in an effort to avoid adverse tax consequences under Section 409A. The Company paid $6.8 million related to the special “Cash Bonus” during 2008.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Note 14.    Income Taxes

Income (loss) from continuing operations before income taxes and loss from unconsolidated entities is categorized geographically as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
U.S.	$178,707	$82,970	$(196,696)
Foreign	102,583	29,437	59,585

Total income (loss) from continuing operations before income taxes and loss from unconsolidated entities	$281,290	$112,407	$(137,111)

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Continuing operations:
Current (expense) benefit:
Federal	$(36,754)	$(1,261)	$(7,519)
State	12,237	(3,699)	(1,413)
Foreign, including foreign withholding tax	(17,011)	(13,370)	(19,997)

	(41,528)	(18,330)	(28,929)

Deferred (expense) benefit:
Federal	(44,560)	(23,070)	16,344
State	(4,766)	(3,819)	4,910
Foreign	10,749	6,022	11,126

	(38,577)	(20,867)	32,380

Income tax (expense) benefit	(80,105)	(39,197)	3,451

Total income tax (expense) benefit from continuing operations	$(80,105)	$(39,197)	$3,451

Income tax expense from discontinued operations	$(10,353)	$(14,701)	$(14,811)

The Company’s income taxes payable have been reduced by the tax benefits from employee stock options and employee stock purchase plan exercises. The company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. If an incremental tax benefit is realized as a reduction of income tax payable, such excess tax benefit is recognized as an increase to additional paid-in capital. The excess tax benefits from employee stock option transactions were $16.0 million and $26.6 million and $7.8 million in 2009, 2008 and 2007, respectively.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The difference between income tax expense or benefit and the amount resulting from applying the federal statutory rate of 35% to income (loss) from continuing operations before income taxes and loss from unconsolidated entities is attributable to the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Income tax (expense) benefit at federal statutory rate	$(98,429)	$(39,423)	$48,119
State taxes, net of federal benefit	4,725	(4,440)	1,935
Differences between statutory rate and foreign effective tax rate	12,314	2,195	3,854
Non-deductible stock-based compensation	(3,839)	(2,813)	(1,213)
Change in valuation allowance	—	15,347	(1,131)
Research and experimentation credit	1,657	835	4,407
IRS audit adjustments	—	(12,679)	—
Impairment of goodwill	2,531	(13,454)	(54,342)
Uncertain tax positions	3,154	16,151	(2,075)
Other	(2,218)	(916)	3,897

	$(80,105)	$(39,197)	$3,451

During 2009, the State of California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, the Company revalued its state deferred tax assets that are expected to reverse after the effective date of the change, and recognized an income tax benefit of $4.9 million in state taxes for 2009.

During 2009, the Company agreed with the California Franchise Tax Board’s decisions related to the audit of the years ended December 31, 2003 to December 31, 2005 and recorded an income tax benefit of $3.4 million in state taxes for 2009.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,916	$12,379
Deductible goodwill and intangible assets	94,783	112,164
Tax credit carryforwards	4,277	8,663
Property and equipment	—	18,903
Deferred revenue, accruals and reserves	155,855	158,268
Capital loss carryforwards and book impairment of investments	31,749	33,202
Other	7,729	8,391

Total deferred tax assets	308,309	351,970
Valuation allowance	(33,065)	(37,534)

Net deferred tax assets	275,244	314,436

Deferred tax liabilities:
Property and equipment	$(5,201)	$—
Deferred revenue, accruals and reserves	(488)	(5,971)
Non-deductible acquired intangibles	(7,985)	(17,520)
Convertible debentures	(322,190)	(295,501)
Other	(8,114)	(2,804)

Total deferred tax liabilities	(343,978)	(321,796)

Total net deferred tax liabilities	$(68,734)	$(7,360)

As of December 31, 2009, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $308.3 million before the offset of certain deferred liabilities. With the exception of certain deferred tax assets related to book impairments on investments and certain foreign net operating loss carryforwards, management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. During 2009, the Company released a valuation allowance of approximately $1.6 million related to the utilization of foreign net operating loss carryforwards and reduced the valuation allowance by $2.3 million upon the sale of a foreign subsidiary.

As of December 31, 2009, the Company had federal, state and foreign net operating loss carryforwards of approximately $457.4 million, $681.8 million and $31.9 million, respectively. The Company had federal research tax credits and alternative minimum tax credits available for future years of approximately $34.8 million and $11.4 million, respectively. The Company had state research tax credits and alternative minimum tax credits of approximately $18.8 million and $0.7 million, respectively. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In future periods, an aggregate amount of $225.1 million will be recorded to stockholders’ equity when stock option-related attributes are utilized to reduce future cash tax payments. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2010 through 2029. Most state tax credit carryforwards can be carried forward indefinitely. Some of the Company’s foreign net operating loss carryforwards do not expire, but

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

could be subject to future restrictions based on changes in the business or ownership of the foreign subsidiary. Other foreign net operating loss carryforwards will expire in 2015 through 2028.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2009 was $201.7 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company is subject to tax holidays in Switzerland and India. In Switzerland, the tax holidays provide lower rates of taxation on certain types of income and also require certain thresholds of investment and employment. In Switzerland, the tax holiday on certain income types expires in 2011 and the tax holiday on remaining income types expires in 2015. In India, the Company qualifies for the Software Technology Park of India (“STPI”) tax program with respect to its research and development activities. This exemption expires on March 31, 2010. Notwithstanding qualification for this exemption, the Company is subject to minimum alternative tax rules in India which override the STPI regime and subject the Company to minimum tax on qualifying income at a rate of 11.33%. Due to net operating loss carryforwards from prior years, the tax holidays have an immaterial impact on the Company’s earnings per share for 2009, 2008 and 2007.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2009	2008
	(In thousands)
Gross unrecognized tax benefits at January 1	$31,998	$45,267
Increases in tax positions for prior years	—	25,235
Decreases in tax positions for prior years	(3,986)	(31,414)
Increases in tax positions for current year	8,425	5,195
Settlements	—	(2,949)
Lapse in statute of limitations	(6,417)	(9,336)

Gross unrecognized tax benefits at December 31	$30,020	$31,998

As of December 31, 2009, approximately $29.0 million of unrecognized tax benefits, including penalties and interest could affect the Company’s tax provision and effective tax rate.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During 2009, 2008 and 2007, the Company recognized interest and penalties of approximately ($2.7) million, $1.5 million, and $2.4 million, respectively. The Company had accrued approximately $1.7 million and $4.4 million for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

The Company’s major taxing jurisdictions are the Internal Revenue Service, the California Franchise Tax Board, the Japan National Tax Agency and the State of Virginia Department of Revenue. The Company’s income

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

tax returns are not currently under income tax examination by the Internal Revenue Service or the Virginia Department of Revenue. The Company’s income tax return is currently under income tax examination by the California Franchise Tax Board for the year ended December 31, 2005. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for U.S. Federal, California and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The Company is not currently under examination by the Japan National Tax Agency. The years which remain subject to examination by the Japan National Tax Agency are those ended on December 31, 2007 and forward. The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

Note 15.    Commitments and Contingencies

Leases

VeriSign leases a portion of its facilities under operating leases that extend through 2017, and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2009, are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2010	$23,451	$(1,636)	$21,815
2011	13,458	(1,644)	11,814
2012	8,044	(1,195)	6,849
2013	7,643	(1,072)	6,571
2014	7,532	(780)	6,752
Thereafter	9,361	(1,277)	8,084

Total	$69,489	$(7,604)	$61,885

Future operating lease payments include payments related to leases on excess facilities included in VeriSign’s restructuring plans.

Net rental expenses under operating leases for 2009, 2008 and 2007 were $22.1 million, $19.9 million and $18.7 million respectively. VeriSign has subleased offices to various companies under non-cancelable operating leases. VeriSign received payments of $1.9 million in 2009, $1.2 million in 2008, and $0.1 million in 2007.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by VeriSign under certain purchase obligations, the contractual agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”), the .tv Agreement with the Government of Tuvalu, and the interest payments and principal on the Convertible Debentures:

	Purchase Obligations	ICANN Agreement	.tv Agreement	Convertible Debentures	Total
	(In thousands)
2010	$17,421	$18,000	$2,000	$40,625	$78,046
2011	10,521	18,000	2,000	40,625	71,146
2012	4,776	16,500	2,000	40,625	63,901
2013	—	—	2,000	40,625	42,625
2014	—	—	2,000	40,625	42,625
Thereafter	—	—	4,000	2,184,375	2,188,375

Total minimum payments	$32,718	$52,500	$14,000	$2,387,500	$2,486,718

The amounts in the table above exclude $29.0 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

The Company has entered into agreements with buyers of certain divested businesses, for which it continues to be responsible for certain contingent liabilities and transition services after their divestiture. The Company might incur costs and expenses associated with the resolution of these contingent liabilities. In addition, the transition services may be required for periods longer than initially anticipated by management and may be costlier to complete when compared to the payments that will be received from the buyers for these transition services.

VeriSign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2012.

In 2006, the Company entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the agreement, the Company paid ICANN, registry level fees of $15.0 million in 2009 and $10.0 million in 2008. Beginning in 2009, the agreement provides for contingent payments upon meeting certain criteria based on growth in the number of annual domain name registrations. The Company has met the criteria, and as a result, its contractual payments will increase to the amounts as listed in the table above for the respective future periods.

In 2001, the Company entered into an amended contractual agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2016. Pursuant to the terms of this agreement, in 2009 and in 2008, the Company paid the Tuvalu government a total of $2.0 million annually in registry fees.

In August 2007, the Company issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037. The Company will pay cash interest at an annual rate of 3.25% payable semiannually on February 15 and August 15 of each year, until maturity.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Legal Proceedings

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against VeriSign in the U.S. District Court for the Northern District of California, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in the U.S. District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in the Superior Court of the State of California, Santa Clara County (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative action is stayed pending resolution of the federal actions. The current directors and officers named in this state action are D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. The Company is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006 (“Federal Action”). The current directors and officers named in this consolidated Federal Action are D. James Bidzos, William L. Chenevich, Roger H. Moore, Louis A. Simpson and Timothy Tomlinson. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. On November 16, 2007, a second amended shareholder derivative complaint was filed in the Federal Action wherein the Company was again named as a nominal defendant. By stipulation and Court order, defendants’ obligation to respond to the second amended shareholder derivative complaint has been continued pending informal efforts by the parties to resolve the Federal Action. The parties have reached an agreement to resolve the option grant related matters. The Federal Action is subject to approval of the U.S. District Court for the Northern District of California. A motion for preliminary approval was filed on January 27, 2010 and the motion is scheduled to be heard on March 3, 2010. The parties have agreed that upon final approval of the settlement and dismissal of the Federal Action the parallel state court proceedings will be dismissed.

On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming the Company and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned the Company’s common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin the Company from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in the Superior Court for the State of California, Santa Clara County under a separate name (Pace v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. The current directors and officers named in this consolidated class action are D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. VeriSign and the individual defendants dispute all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint were granted with leave to amend in August 2008. By stipulation and Court order, plaintiff’s obligation to file an amended consolidated class action complaint has been continued pending informal efforts by the parties to resolve the action. The parties have reached an agreement to resolve all of the option grant related matters. The Federal Action is subject to approval of the U.S. District Court for the Northern District of California. A motion for preliminary approval was filed on January 27, 2010 in that court and the motion is scheduled to be heard on March 3, 2010. The parties have agreed that upon final approval of the settlement and dismissal of the Federal Action the parallel state court proceedings will be dismissed.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

Indemnifications

VeriSign enters into indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. In addition, certain indemnifications agreements were entered into in connection with the divestiture of certain businesses.

Some agreements indemnify the customer, business partner or buyer, as applicable, against claims brought by third-parties that allege a VeriSign product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates other proprietary rights of that third-party. These indemnification obligations may be subject to limits as specified in the agreement. It is not possible to estimate the maximum potential amount of future payments VeriSign could be required to make under these indemnification agreements.

The Company maintains insurance policies that may enable VeriSign to recover a portion of the expenses related to certain indemnification claims.

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Historically, there have been no significant losses related to such guarantees. The Company’s Facility allows for the issuance of letters of credit up to a maximum limit of $50.0 million. As of December 31, 2009, and 2008, the Company had utilized $1.7 million and $1.4 million, respectively, for outstanding letters of credit under the Facility relating to a building lease agreement and workers’ compensation.

Note 16.    Segment Information

Description of Segments

The Company’s business consists of two reportable segments: (1) 3IS which consists of Naming Services and Authentication Services; and (2) Other Services, which consists of the continuing operations of CPS, the

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

remaining non-core business, and legacy products and services from divested businesses. The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates VeriSign’s operations. VeriSign’s Chief Executive Officer has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

Naming Services is the authoritative directory provider of all .com, .net, .cc, .tv, .name, .jobs and .edu domain names. Authentication Services is comprised of Business Authentication Services and User Authentication Services. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize Secure Socket Layer (“SSL”) protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt transactions and communications between client browsers and Web servers. User Authentication Services includes identity protection services, fraud detection services, managed PKI services, and unified authentication services. User Authentication Services are intended to help enterprises secure intranets, extranets and other applications and devices, and provide authentication credentials.

The Company is in the process of winding-down the operations of its non-core CPS business. The legacy products and services from divested businesses primarily include the following: the Company’s Jamba subsidiary which provided mobile entertainment to customers; RDS business, which offered point-of-sale data information for retail, pharmaceutical and consumer goods customers; and the CDN business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The following table presents the results of VeriSign’s reportable segments:

	3IS	Other Services	Total Revenues
	(In thousands)
Year ended December 31, 2009
Revenues:
Naming Services	$615,947	$—	$615,947
Authentication Services	410,064	—	410,064
Other Services	—	4,608	4,608

Total revenues	1,026,011	4,608	1,030,619
Cost of revenues	201,989	5,237	207,226

	$824,022	$(629)	$823,393

Year ended December 31, 2008
Revenues:
Naming Services	$549,011	$—	$549,011
Authentication Services	398,728	—	398,728
Other Services	—	17,009	17,009

Total revenues	947,739	17,009	964,748
Cost of revenues	167,367	6,498	173,865

	$780,372	$10,511	$790,883

Year ended December 31, 2007
Revenues:
Naming Services	$446,661	$—	$446,661
Authentication Services	348,455	—	348,455
Other Services	—	55,393	55,393

Total revenues	795,116	55,393	850,509
Cost of revenues	122,795	27,105	149,900

	$672,321	$28,288	$700,609

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Consolidated Financial Statements is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Total revenues from reportable segments	$1,030,619	$964,748	$850,509
Total cost of revenues from reportable segments	207,226	173,865	149,900
Unallocated operating expenses (1)	509,666	727,285	932,127

Operating income (loss)	313,727	63,598	(231,518)
Other (loss) income, net	(32,437)	48,809	94,407

Income (loss) from continuing operations before income taxes and loss from unconsolidated entities	$281,290	$112,407	$(137,111)

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring, impairments and other charges, net, and amortization of other intangible assets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Geographic Revenues

The Company operates in the U.S.; Australia, Japan and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries, including Canada and Latin American countries.

The following table represents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
U.S	$592,774	$562,785	$490,084
APAC	193,560	179,773	152,894
EMEA	168,540	156,694	150,146
Other	75,745	65,496	57,385

Total revenues	$1,030,619	$964,748	$850,509

Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2009	2008
	(In thousands)
U.S.	$380,732	$357,607
APAC	13,154	19,176
EMEA	9,898	8,686
Other	37	29

Total property and equipment, net	$403,821	$385,498

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

One customer accounted for approximately 16%, 13% and 11% of revenues from continuing operations in 2009, 2008 and 2007, respectively. No customer accounted for 10% or more of accounts receivable in 2009, 2008 or 2007.

Note 17.    Fair Value of Financial Instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

Assets and liabilities measured at fair value on a recurring basis:

	Total Fair Value as of December 31, 2009	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$736,459	$736,459	$—	$—
Equity investment	185	185	—	—
Foreign currency forward contracts .	932	—	932	—

Total	$737,576	$736,644	$932	$—

Liabilities:
Contingent interest derivative on Convertible Debentures	$10,000	$—	$—	$10,000

Total	$10,000	$—	$—	$10,000

	Total Fair Value as of December 31, 2008	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$584,358	$584,358	$—	$—
Equity investment	260	260	—	—

Total	$584,618	$584,618	$—	$—

Liabilities:
Foreign currency forward contracts	$1,144	$—	$1,144	$—
Contingent interest derivative on Convertible Debentures	10,549	—	—	10,549

Total	$11,693	$—	$1,144	$10,549

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are included in Accounts payable and accrued liabilities. The Company recorded unrealized gains and losses related to changes in the fair value of its foreign currency forward contracts in Other (loss) income, net. The Company recorded an unrealized gain of $2.1 million, an unrealized loss of $1.2 million and an unrealized loss of $0.3 million in 2009, 2008 and 2007, respectively, related to changes in the fair value of its foreign currency forward contracts.

Equity investment relates to the Company’s investment in equity securities of a public company. The fair value of this investment is based on the quoted market prices of the underlying shares. Such investment is included in Prepaid expenses and other current assets.

The Company’s Convertible Debentures have contingent interest payments that are required to be accounted for separately from the debt instrument, at fair value at the end of each reporting period, with gains and losses reported in Other (loss) income, net. The Company has utilized a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the derivative. The inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3.

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on Convertible Debentures for 2009 and 2008:

(In thousands)
Fair value at December 31, 2007	$14,165
Unrealized gain on contingent interest derivative on Convertible Debentures	(3,616)

Fair value at December 31, 2008	10,549
Unrealized gain on contingent interest derivative on Convertible Debentures	(549)

Fair value at December 31, 2009	$10,000

Assets and liabilities measured at fair value on a nonrecurring basis:

At the end of each fiscal quarter in 2009 the Company measured its disposal groups held for sale in Note 4, “Assets Held for Sale and Discontinued Operations,” at the lower of their carrying amounts or fair value less costs to sell and recorded some of those disposal groups held for sale at their fair values less costs to sell. The fair value measurements for all the disposal groups held for sale were made using significant unobservable inputs (Level 3).

During the third quarter of 2009 the Company recorded its .name gTLD intangible asset in Note 7, “Goodwill and Other Intangible Assets,” at its fair value. The fair value measurement for the .name gTLD intangible asset was made using significant unobservable inputs (Level 3).

Other

The fair value of other financial instruments, carried at cost in the balance sheet, including accounts receivable, restricted cash and investments, and accounts payable, approximates the carrying amount, which is

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company’s Convertible Debentures at December 31, 2009, is $1.1 billion, and is based on quoted market prices.

Note 18. Related Party Transactions

The following table shows a comparison of revenues recognized from unconsolidated entities:

	As of December 31,
	2009	2008	2007
	(In thousands)
Revenues from unconsolidated entities	$—	$9,626	$10,212

VeriSign recognized revenues of $9.6 million and $10.2 million in 2008 and 2007, respectively, from a service agreement with its investments in unconsolidated entities related to the Jamba joint ventures. In October 2008, VeriSign sold its remaining 49% ownership interest in the Jamba joint ventures and settled all amounts receivable from the Jamba joint ventures.

Note 19. Other (Loss) Income, Net

The following table presents the components of Other (loss) income, net:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest income	$4,371	$16,375	$47,074
Interest expense	(47,351)	(44,391)	(18,563)
Net loss on sale and impairment of investments	(136)	(6,364)	(1,788)
Net gain on divestiture of businesses and joint ventures	908	80,538	71,216
Unrealized gain on joint venture call options	—	—	10,926
Unrealized gain (loss) on contingent interest derivative on Convertible Debentures	549	3,616	(15,301)
Income from transition services agreements	4,944	3,641	—
Other, net	4,278	(4,606)	843

Total other (loss) income, net	$(32,437)	$48,809	$94,407

Interest income is earned principally from the investment of VeriSign’s surplus cash balances. Interest expense is principally incurred on Convertible Debentures. Income from transition services agreements includes fees generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. Other, net, in 2009, includes the net effect of foreign currency gains or losses and $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom. Other, net, in 2008 includes the net effect of foreign currency gains or losses. The net gain on divestitures of businesses and joint ventures in 2008 and 2007 were primarily related to the divestiture of the Company’s 49% ownership interest in the Jamba joint ventures in 2008 and the divestiture of the Company’s 51% ownership interest in its wholly-owned Jamba subsidiary in 2007.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

Note 20.    Subsequent Events

In January 2010, we received a distribution of $8.4 million from the Primary Fund. As of February 26, 2010, the Company has an aggregate of $12.5 million held by the Primary Fund and the International Fund.

In February 2010, the Company repurchased approximately 1.9 million shares of its common stock at an average stock price of $23.77 per share for an aggregate cost of $44.3 million under the 2008 Share Buyback Program. As a result, approximately $652.9 million is available for repurchase of its common stock under the 2008 Share Buyback Program.

As required under Item 15—Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.61	Employment Offer Letter between the Registrant and Christine C. Brennan dated December 22, 2009.

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

24.01	Powers of Attorney (Included on Page 78 as part of the signature pages hereto)

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema. ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase. ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. ***

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
***	Furnished herewith.