Form 10-Q
period 2010-03-31
VERISIGN INC/CA
filed 2010-04-28
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 23, 2010
Common stock, $.001 par value	182,497,307

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,090,030	$1,477,166
Marketable securities	460,401	185
Accounts receivable, net	58,528	63,133
Prepaid expenses and other current assets	134,481	168,574

Total current assets	1,743,440	1,709,058

Property and equipment, net	398,563	403,821
Goodwill	288,399	289,980
Other intangible assets, net	19,671	22,420
Other assets	42,115	44,865

Total long-term assets	748,748	761,086

Total assets	$2,492,188	$2,470,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$180,259	$243,967
Deferred revenues	668,582	642,507

Total current liabilities	848,841	886,474

Long-term deferred revenues	255,374	245,734
Convertible debentures, including contingent interest derivative	575,545	574,378
Other long-term liabilities	179,982	164,894

Total long-term liabilities	1,010,901	985,006

Total liabilities	1,859,742	1,871,480

Commitments and contingencies
Stockholders’ equity:
VeriSign, Inc. stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 182,410,456, excluding 126,679,737 held in treasury, at March 31, 2010; and 183,299,463, excluding 124,434,684 held in treasury, at December 31, 2009	309	308
Additional paid-in capital	21,719,214	21,736,209
Accumulated deficit	(21,143,079)	(21,194,435)
Accumulated other comprehensive income	7,038	7,659

Total VeriSign, Inc. stockholders’ equity	583,482	549,741
Noncontrolling interest in subsidiary	48,964	48,923

Total stockholders’ equity	632,446	598,664

Total liabilities and stockholders’ equity	$2,492,188	$2,470,144

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$264,402	$253,557

Costs and expenses
Cost of revenues	59,729	62,879
Sales and marketing	48,699	38,189
Research and development	20,382	21,783
General and administrative	43,755	48,630
Restructuring and other charges, net	363	3,998
Amortization of other intangible assets	2,749	3,221

Total costs and expenses	175,677	178,700

Operating income	88,725	74,857
Other loss, net	(6,933)	(4,340)

Income from continuing operations before income taxes	81,792	70,517
Income tax expense	(27,798)	(23,200)

Income from continuing operations, net of tax	53,994	47,317
(Loss) income from discontinued operations, net of tax	(1,554)	18,198

Net income	52,440	65,515
Less: Net income attributable to noncontrolling interest in subsidiary	(1,084)	(495)

Net income attributable to VeriSign, Inc. stockholders	$51,356	$65,020

Basic income per share attributable to VeriSign, Inc. stockholders from:
Continuing operations	$0.29	$0.24
Discontinued operations	(0.01)	0.10

Net income	$0.28	$0.34

Diluted income per share attributable to VeriSign, Inc. stockholders from:
Continuing operations	$0.29	$0.24
Discontinued operations	(0.01)	0.10

Net income	$0.28	$0.34

Shares used to compute net income per share attributable to VeriSign, Inc. stockholders:
Basic	183,174	192,311

Diluted	184,259	192,804

Amounts attributable to VeriSign, Inc. stockholders:
Income from continuing operations, net of tax	$52,910	$46,822
(Loss) Income from discontinued operations, net of tax	(1,554)	18,198

Net income attributable to VeriSign, Inc. stockholders	$51,356	$65,020

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March, 31
	2010	2009
Cash flows from operating activities:
Net income	$52,440	$65,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	21,905	20,530
Stock-based compensation	12,085	13,928
Excess tax benefit associated with stock-based compensation	(8,097)	(27,293)
Other, net	6,270	(6,943)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	4,579	8,464
Prepaid expenses and other assets	9,689	(29,380)
Accounts payable and accrued liabilities	(33,734)	(32,175)
Deferred revenues	35,983	25,792

Net cash provided by operating activities	101,120	38,438

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	95,909	94,016
Purchases of marketable securities and investments	(549,087)	(750)
Purchases of property and equipment	(19,898)	(20,994)
Proceeds received from divestiture of businesses, net of cash contributed	15,583	2,372
Other investing activities	—	3,485

Net cash (used in) provided by investing activities	(457,493)	78,129

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	17,393	17,133
Repurchases of common stock	(53,753)	(1,361)
Excess tax benefit associated with stock-based compensation	8,097	27,293
Other financing activities	(346)	—

Net cash (used in) provided by financing activities	(28,609)	43,065

Effect of exchange rate changes on cash and cash equivalents	(2,154)	(6,314)

Net (decrease) increase in cash and cash equivalents	(387,136)	153,318
Cash and cash equivalents at beginning of period	1,477,166	789,068

Cash and cash equivalents at end of period	$1,090,030	$942,386

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$19,811	$19,521

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. and its subsidiaries (collectively, “VeriSign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in VeriSign’s fiscal 2009 Annual Report on Form 10-K (the “2009 Form 10-K”) filed with the SEC on February 26, 2010.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. Currently, the Company is evaluating the impact adoption will have on its financial condition and results of operations.

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

Note 2. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	March 31, 2010	December 31, 2009
	(In thousands)
Cash	$248,028	$227,547
Money market funds	300,333	736,459
Time deposits	506,549	514,938
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	258,927	—
Corporate debt securities	238,020	—
Equity securities of a public company	352	185

Total	$1,552,209	$1,479,129

Included in Cash and cash equivalents	$1,090,030	$1,477,166
Included in Marketable securities	$460,401	$185
Included in Other assets (1)	$1,778	$1,778

(1)	Represents restricted cash related to employee payroll withholdings, net of claims paid, for the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines.

The following table summarizes the Company’s unrealized gains and losses, and fair value of debt and equity securities designated as available-for-sale investments. There were no investments classified as either held-to-maturity or trading.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of March 31, 2010
Fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$259,196	$70	$(339)	$258,927
Corporate debt securities	238,138	98	(216)	238,020

Total fixed income securities	497,334	168	(555)	496,947
Equity securities of a public company	255	97	—	352

Total available-for-sale investments	$497,589	$265	$(555)	$497,299

Included in Cash and cash equivalents				$36,898
Included in Marketable securities				$460,401

As of December 31, 2009
Equity securities of a public company (1)	$290	$—	$(105)	$185

(1)	Included in Marketable securities

The following table presents the contractual maturities of the fixed income securities as of March 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due within one year	$90,029	$7	$(35)	$90,001
Due after one year through five years	407,305	161	(520)	406,946

Total	$497,334	$168	$(555)	$496,947

The following table presents the fair value and unrealized losses of the Company’s available-for-sale investments that have been in a continuous unrealized loss position for less than twelve months as of March 31, 2010, for which an other-than-temporary impairment has not been recognized. There are no available-for-sale investments that are in a continuous unrealized loss position for more than twelve months.

	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$199,964	$(339)
Corporate debt securities	145,562	(216)

Total	$345,526	$(555)

The Company anticipates that it will recover the entire amortized cost basis of the fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2010. The Company does not have the intent to sell any of these investments and it is more likely than not that it will not be required to sell any of these investments, before recovery of the entire amortized cost basis.

Net gains or losses recognized during the three months ended March 31, 2010 and 2009 related to sales of investments were not material.

Note 3. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Total Fair Value as of March 31, 2010	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$300,333	$300,333	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	258,927	—	258,927	—
Corporate debt securities	238,020	—	238,020	—
Equity securities of a public company	352	352	—	—
Foreign currency forward contracts	1,145	—	1,145	—

Total	$798,777	$300,685	$498,092	$—

Liabilities:
Contingent interest derivative on convertible debentures	$9,531	$—	$—	$9,531

Total	$9,531	$—	$—	$9,531

	Total Fair Value as of December 31, 2009	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$736,459	$736,459	$—	$—
Equity securities of a public company	185	185	—	—
Foreign currency forward contracts	932	—	932	—

Total	$737,576	$736,644	$932	$—

Liabilities:
Contingent interest derivative on convertible debentures	$10,000	$—	$—	$10,000

Total	$10,000	$—	$—	$10,000

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company’s investments in fixed income securities are obtained using the weighted average price of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources. Such instruments are included in either Cash and cash equivalents or Marketable securities.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are included in Prepaid expenses and other current assets.

The fair value of the equity securities of a public company is based on the quoted market price of the underlying shares. This investment is included in Marketable securities.

The Company’s convertible debentures have contingent interest payments that are required to be accounted for separately from the debt instrument, at fair value at the end of each reporting period, with gains and losses reported in Other loss, net. The Company has utilized a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the derivative. The inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3.

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on convertible debentures during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Beginning balance	$10,000	$10,549
Unrealized gain on contingent interest derivative on convertible debentures	(469)	(1,174)

Ending balance	$9,531	$9,375

Other

The fair value of other financial instruments including accounts receivable, restricted cash and investments, and accounts payable, approximates their carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company’s convertible debentures at March 31, 2010, is $1.1 billion, and is based on quoted market prices.

Note 4. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Prepaid expenses	$20,042	$18,868
Deferred tax assets	66,062	65,984
Non-trade receivables	29,090	25,467
Receivables from buyers	4,678	34,365
Funds held by the Reserve	12,506	20,867
Other	2,103	3,023

Total prepaid expenses and other current assets	$134,481	$168,574

During the three months ended, March 31, 2010, the Company received $2.5 million held in escrow for a divested business, $13.3 million for services performed on behalf of buyers under transition service agreements and $13.1 million of working capital receivables from the buyers of certain divested businesses, all of which were included in receivables from buyers as of December 31, 2009.

During the three months ended March 31, 2010, the Company received distributions of $8.4 million from the funds held by the Reserve.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Accounts payable	$14,862	$16,228
Accrued employee compensation	53,109	81,782
Customer deposits, net	19,658	23,213
Payables to buyers	10,171	21,122
Taxes payable, deferred and other tax liabilities	23,616	27,206
Other accrued liabilities	58,843	74,416

Total accounts payable and accrued liabilities	$180,259	$243,967

Accrued employee compensation primarily consists of employee accrued vacation, accrued payroll and taxes, accruals for employee contribution to the employee stock purchase plan, and bonus payable. During the three months ended March 31, 2010, the Company paid annual bonuses to its employees. Payables to buyers consist of payables for collections received on behalf of buyers of certain divested businesses under transition services agreements.

Other accrued liabilities consist primarily of interest on convertible debentures, accrued restructuring costs, accrued litigation, and accruals for products and services. Interest on convertible debentures is paid semiannually in arrears on August 15 and February 15. During the three months ended March 31, 2010, the Company paid interest on convertible debentures of $20.3 million.

Other Long-term Liabilities

	March 31, 2010	December 31, 2009
	(In thousands)
Deferred tax liabilities	$158,611	$144,777
Long-term tax liabilities	14,791	12,949
Other	6,580	7,168

Total other long-term liabilities	$179,982	$164,894

Note 5. Stockholders’ Equity

Comprehensive Income

Comprehensive income consists of Net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of comprehensive income:

	Three months ended March 31,
	2010	2009
	(In thousands)
Net income	$52,440	$65,515
Foreign currency translation adjustments	(526)	(9,954)
Change in unrealized loss on investments, net of tax	(286)	158

Comprehensive income	51,628	55,719
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	893	(4,114)

Comprehensive income attributable to VeriSign, Inc. stockholders	$50,735	$59,833

Repurchase of Common Stock

On August 5, 2008, the Board of Directors authorized the repurchase of up to $680.0 million of VeriSign’s common stock, in addition to the $320.0 million of its common stock remaining available for repurchase under the previous 2006 stock repurchase program, for a total repurchase of up to $1 billion of its common stock (collectively, the “2008 Share Buyback Program”). The 2008 Share Buyback Program has no expiration date.

During the three months ended March 31, 2010, the Company repurchased 2.1 million shares of its common stock at an average stock price of $23.93 for an aggregate of $50.5 million under the 2008 Share Buyback Program. As of March 31, 2010, $646.7 million is available under the 2008 Share Buyback Program.

Note 6. Calculation of Net Income Per Share Attributable to VeriSign, Inc. Stockholders

The Company computes basic net income per share attributable to VeriSign, Inc. stockholders by dividing net income attributable to VeriSign, Inc. stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to VeriSign, Inc. stockholders gives effect to dilutive potential common shares, including outstanding stock options, unvested restricted stock units, and employee stock purchases using the treasury stock method. The following table presents the computation of weighted average shares used in the calculation of basic and diluted net income per share attributable to VeriSign, Inc. stockholders:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Weighted-average shares of common stock outstanding	183,174	192,311
Weighted-average potential shares of common stock outstanding:
Stock options	336	236
Unvested restricted stock units	749	257

Shares used to compute diluted net income per share attributable to VeriSign, Inc. stockholders	184,259	192,804

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the weighted-average exercise price of the weighted-average stock options outstanding:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Weighted-average stock options outstanding	4,436	8,289
Weighted-average exercise price	$30.63	$28.13
Weighted-average restricted stock units outstanding	56	2,355
Employee stock purchase plans	1,387	3,098

There was no positive conversion spread relating to the convertible debentures during the three months ended March 31, 2010 and 2009 and therefore is not included in the calculation of diluted net income per share attributable to VeriSign, Inc. stockholders.

Note 7. Segment Information

The Company operates in two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”) and (2) Other Services. The following tables present the results of the Company’s reportable segments:

	3IS	Other Services	Total
	(In thousands)
Three months ended March 31, 2010
Revenues:
Naming Services	$161,583	$—	$161,583
Authentication Services	101,908	—	101,908
Other Services	—	911	911

Total revenues	263,491	911	264,402
Cost of revenues	50,141	1,560	51,701

	$213,350	$(649)	$212,701

Three months ended March 31, 2009
Revenues:
Naming Services	$148,308	$—	$148,308
Authentication Services	103,904	—	103,904
Other Services	—	1,345	1,345

Total revenues	252,212	1,345	253,557
Cost of revenues	49,747	1,302	51,049

	$202,465	$43	$202,508

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Total revenues from reportable segments	$264,402	$253,557
Total cost of revenues from reportable segments	51,701	51,049
Unallocated operating expenses (1)	123,976	127,651

Operating income	88,725	74,857
Other loss, net	(6,933)	(4,340)

Income from continuing operations before income taxes	$81,792	$70,517

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, restructuring and other charges, net, and amortization of other intangible assets.

Geographic Information

The Company operates in the United States (“U.S.”); Australia, Japan and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries, including Canada and Latin American countries.

The following table represents a comparison of the Company’s geographic revenues:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
U.S.	$150,047	$147,132
APAC	50,755	48,167
EMEA	44,211	40,524
Other	19,389	17,734

Total revenues	$264,402	$253,557

Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	March 31, 2010	December 31, 2009
	(In thousands)
U.S.	$376,812	$380,732
APAC	12,258	13,154
EMEA	9,464	9,898
Other	29	37

Total property and equipment, net	$398,563	$403,821

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

One customer accounted for 17% and 14% of the Company’s revenues from continuing operations during the three months ended March 31, 2010 and 2009, respectively. No customer accounted for 10% or more of accounts receivable at March 31, 2010, and December 31, 2009.

Note 8. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Stock-based compensation:
Cost of revenues	$1,793	$1,658
Sales and marketing	2,811	2,427
Research and development	1,873	1,481
General and administrative	5,527	5,277
Restructuring and other charges, net	202	723

Stock-based compensation for continuing operations	12,206	11,566
Discontinued operations	(121)	2,362

Total stock-based compensation	$12,085	$13,928

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Stock-based compensation:
Stock options	$2,316	$3,511
Employee stock purchase plan	2,729	2,721
Restricted stock units	6,949	7,481
Stock options/awards acceleration	570	932
Capitalization (1)	(479)	(717)

Total stock-based compensation	$12,085	$13,928

(1)	Included in Property and equipment, net.

Note 9. Other Loss, Net

The following table presents the components of Other loss, net:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Interest and dividend income	$1,294	$1,649
Interest expense	(11,998)	(11,805)
Unrealized gain on contingent interest derivative on convertible debentures	469	1,174
Income from transition services agreements	3,020	782
Other, net	282	3,860

Total other loss, net	$(6,933)	$(4,340)

Interest and dividend income is earned principally from the investment of VeriSign’s surplus cash balances and marketable securities. Interest expense is principally incurred on convertible debentures. Income from transition services agreements includes fees generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. During the three months ended March 31, 2009, Other, net, primarily includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom.

Note 10. Discontinued Operations

The Company has completed the divestitures of its non-core businesses. For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the completed divestitures. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need. The agreements can include the following: logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. Existing agreements generally extend for periods less than 12 months.

Income from discontinued operations for the three months ended March 31, 2010, represents adjustments to gains or losses on sale of discontinued operations reported in 2009, as a result of certain one-time employment termination benefits and settlement of certain retained litigation of the divested businesses.

Note 11. Income Taxes

During the three months ended March 31, 2010 and 2009, the Company recorded income tax expense for continuing operations of $27.8 million and $23.2 million, respectively. The effective tax rates for the three months ended March 31, 2010 and 2009 were 34% and 33%, respectively. The effective tax rate for the three months ended March 31, 2010 differs from the statutory federal rate of 35% due to state taxes, the effect of non-U.S. operations and non-deductible stock-based compensation expense. The effective tax rate for the three months ended March 31, 2009 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock-based compensation and a one-time discrete income tax benefit related to a California tax law change.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. Deferred tax assets offset by a valuation allowance relate primarily to investments with differing book and tax bases and net operating losses in certain foreign jurisdictions.

As of March 31, 2010 and December 31, 2009, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $32.0 million and $30.0 million, respectively. During the three months ended March 31, 2010, the Company recorded an increase in unrecognized tax benefits of $2.0 million. As of March 31, 2010 and December 31, 2009, $30.9 million and $29.0 million, respectively, of unrecognized tax benefits, including penalties and interest, would affect the Company’s effective tax rate if realized. The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income tax expense. During the three months ended March 31, 2010 and 2009, the Company expensed $0.1 million and $0.3 million, respectively, for interest and penalties related to income tax liabilities through income tax expense.

The Company’s major taxing jurisdictions are U.S. Federal, Japan and the states of California and Virginia. The Company’s income tax returns are not currently under tax examination by the Internal Revenue Service or the Virginia Department of Revenue. The Company’s income tax return for the year ended December 31, 2005 is currently under examination by the California Franchise Tax Board. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for U.S. Federal, California and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The Company’s income tax returns are not currently under income tax examination by the Japan National Tax Agency. The years remaining subject to examination by the Japan National Tax Agency are those ended on December 31, 2007 and forward.

Note 12. Contingencies

Legal Proceedings

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against VeriSign in the U.S. District Court for the Northern District of California, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint seeks unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in the U.S. District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in the Superior Court of the State of California, Santa Clara County (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative action is stayed pending resolution of the federal actions. The current directors and officers named in this state action are D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. The Company is named as a nominal defendant in these actions. The federal actions have been consolidated and plaintiffs filed a consolidated complaint on November 20, 2006 (“Federal Action”). The current directors and officers named in this consolidated Federal Action are D. James Bidzos, William L. Chenevich, Roger H. Moore, Louis A. Simpson and Timothy Tomlinson. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. On November 16, 2007, a second amended stockholder derivative complaint was filed in the Federal Action wherein the Company was again named as a nominal defendant. By stipulation and Court order, defendants’ obligation to respond to the second amended stockholder derivative complaint has been continued pending informal efforts by the parties to resolve the Federal Action. The parties have reached an agreement to resolve the option grant related matters. The Federal Action is subject to approval of the U.S. District Court for the Northern District of California. On March 5, 2010, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement of the Federal Action. A hearing for final approval is scheduled for June 2, 2010. The parties have agreed that upon final approval of the settlement and dismissal of the Federal Action the parallel state court proceedings will be dismissed. The settlement amount is not significant.

On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming VeriSign and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign’s common stock between April 3, 2002, and August 9, 2006. The complaint seeks rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also seeks to enjoin the Company from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint seeks an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in the Superior Court for the State of California, Santa Clara County under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. The current directors and officers named in this consolidated class action are D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. VeriSign and the individual defendants dispute all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint were granted with leave to amend in August 2008. By stipulation and Court order, plaintiff’s obligation to file an amended consolidated class action complaint has been continued pending informal efforts by the parties to resolve the action. The parties have reached an agreement to resolve all of the option grant related matters. The Federal Action is subject to approval of the U.S. District Court for the Northern District of California. On March 5, 2010, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement of the Federal Action. A hearing for final approval is scheduled for June 2, 2010. The parties have agreed that upon final approval of the settlement and dismissal of the Federal Action the parallel state court proceedings will be dismissed. The settlement amount is not significant.

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

Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of ultimate loss contingencies, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2010 and our 2009 Form 10-K, which was filed on February 26, 2010, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

VeriSign offers a comprehensive spectrum of products and services that promote trust of Internet transactions and activities among Internet users, website owners and operators of digital networks. VeriSign’s Naming Services capabilities enable domain name registration through our registrar partners and provide network availability for registrars and Internet users alike. VeriSign’s Authentication Services capabilities make it easier for consumers to identify websites that are authentic, safe and secure, thereby enhancing business reputations, security and website uptime resulting in improved online traffic, sales conversion and customer loyalty for websites.

We have the following two reportable segments: (1) Internet Infrastructure and Identity Services (“3IS”), which consists of Naming Services and Authentication Services; and (2) Other Services, which consists of the continuing operations of our Content Portal Services (“CPS”), our remaining non-core business, and legacy products and services from divested businesses.

Naming Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. As of March 31, 2010, we had approximately 99.3 million domain names registered under the .com and .net registries, which are our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in mature markets such as the United States (“U.S.”) and Western Europe, growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. and Western Europe where Internet penetration has demonstrated the greatest potential for growth. VeriSign Internet Defense Services provide infrastructure assurance to organizations and are comprised of VeriSign iDefense Security Intelligence Service (“iDefense”) and VeriSign Internet Defense Network (“VIDN”). Revenues from VeriSign Internet Defense Services are not significant.

Authentication Services is comprised of Business Authentication Services and User Authentication Services.

Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites utilizing Secure Socket Layer (“SSL”) protocol. Business Authentication Services provide customers the means to authenticate themselves to their end users and website visitors and to encrypt transactions and communications between client browsers and Web servers. We currently offer the following Business Authentication Services: VeriSign®, thawte®, and GeoTrust® branded SSL certificates. As of March 31, 2010, we had an installed base of SSL certificates of approximately 1.3 million. The major factors impacting the growth and performance of our Business Authentication Services are the penetration and adoption of the Internet, especially through broadband services, the spread of e-commerce, the utilization of electronic means for executing financial transactions (such as credit card payments), and the extent to which advertising through search engines encourages consumers to engage in e-commerce. As a result of the growing impact of the Internet on global commercial transactions and the current economic environment, we expect continued but slowing revenue growth in our business, primarily in markets outside of the U.S. where e-commerce has the largest growth potential.

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

We are working to expand our Business Authentication Services business offerings and solutions through the development of new services, including the recently released VeriSign Trust Seal, which will build on or complement current offerings. The VeriSign Trust Seal authenticates that a customer is a legitimate business entity that owns and operates a website domain as well as provides assurance to website users that the website is free from malware. We expect that revenues from the VeriSign Trust Seal will not be significant in 2010.

Business Highlights and Trends—Three months ended March 31, 2010

•

We recorded revenues of $264.4 million during the three months ended March 31, 2010, an increase of 4% as compared to the same period last year. The increase was primarily due to an increase in revenues from our Naming Services primarily resulting from a 7% increase in active domain names ending in .com and .net as compared to the same period last year.

•

We recorded income from continuing operations attributable to VeriSign, Inc. stockholders of $52.9 million during the three months ended March 31, 2010, an increase of 13% as compared to the same period last year. The increase was primarily due to an increase in revenues from our Naming Services.

•	We purchased marketable securities of $549.1 million and sold marketable securities of $87.5 million. We also received $8.4 million from the funds held by the Reserve.

•	We repurchased 2.1 million shares of our common stock for an aggregate cost of $50.5 million under the 2008 Share Buyback Program.

•	We generated cash flows from operating activities of $101.1 million during the three months ended March 31, 2010, an increase of 163% as compared to the same period last year.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2010	2009
Revenues	100%	100%

Costs and expenses
Cost of revenues	23	25
Sales and marketing	18	15
Research and development	8	9
General and administrative	16	19
Restructuring and other charges, net	—	1
Amortization of other intangible assets	1	1

Total costs and expenses	66	70

Operating income	34	30
Other loss, net	(3)	(2)

Income from continuing operations before income taxes	31	28
Income tax expense	(11)	(9)

Income from continuing operations, net of tax	20	19
(Loss) income from discontinued operations, net of tax	(1)	7

Net income	19	26
Less: Net income attributable to noncontrolling interest in subsidiary	—	—

Net income attributable to VeriSign, Inc. stockholders	19%	26%

Revenues

We have two reportable segments: 3IS and Other Services. A comparison of revenues is presented below:

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
3IS:
Naming Services	$161,583	9%	$148,308
Authentication Services	101,908	(2%)	103,904

Total 3IS	263,491	4%	252,212
Other Services	911	(32%)	1,345

Total revenues	$264,402	4%	$253,557

The following section describes the changes in revenues for 3IS during the periods presented.

Naming Services

Revenues related to our Naming Services are derived from registrations for domain names in the .com, .net, .cc, .tv, .name and .jobs domain name registries. Revenues from .cc, .tv, .name and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with Internet Corporation for Assigned Names and Numbers (“ICANN”). Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with VeriSign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by our promotional programs, as well as fee increases as permitted under our agreements with ICANN. In December 2009, we announced a fee increase for .com domain name registration fees of 7% from $6.86 to $7.34 effective July 1, 2010. We have the contractual right to increase the fees for .com domain name registrations up to 7% either in 2011 or in 2012 prior to the end of the current agreement with ICANN on November 30, 2012. In December 2009, we also announced a fee increase for .net domain name registration fees of 10% from $4.23 to $4.65 effective July 1, 2010. We have the contractual right to increase the fees for .net domain name registrations up to 10% in 2011 prior to the end of the current agreement with ICANN on June 30, 2011. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

The following table compares domain names ending in .com and .net managed by our Naming Services business:

	March 31, 2010	% Change	March 31, 2009
Active domain names ending in .com and .net	99.3 million	7%	92.4 million

The growth in the number of domain names registered was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in 2010 as a result of further Internet growth. In addition, we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our promotional programs. We expect Naming Services revenues to increase in fiscal 2010 as compared to fiscal 2009 as a result of continued growth in the number of domain names ending in .com and .net and implementation of the fee increase that will be in effect in July 2010.

Our Naming Services revenues increased by $13.3 million during the three months ended March 31, 2010, as compared to the same period last year, primarily due to a 7% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 of 7% (from $6.42 to $6.86) and 10% (from $3.85 to $4.23), respectively, as per our agreements with ICANN, offset by a $4.3 million decrease in revenues from a one-time project associated with our Naming Services business in 2009. Revenues from VeriSign Internet Defense Services, comprised of iDefense and VIDN, were not significant for the periods presented.

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

The following table compares the approximate installed base of SSL certificates in our Business Authentication Services and annualized average-unit revenue (“AUR”) for the installed base of SSL certificates:

	March 31, 2010	% Change	March 31, 2009
Installed base of SSL certificates	1,255,000	9%	1,153,000
Annualized average-unit-revenue (1)	$222	(9%)	$244

(1)	Annualized AUR represents Business Authentication Services revenues recorded for the period, excluding revenues from our affiliates and our majority owned subsidiary VeriSign Japan, over the installed base of SSL certificates as of the end of the corresponding period. The installed base includes all SSL certificates (including our affiliates and VeriSign Japan).

During the three months ended March 31, 2010, the growth in the installed base of SSL certificates was primarily driven by continued growth in e-commerce and online communications. Our installed base of SSL certificates from our GeoTrust® and thawte® brands increased at a higher rate than our higher-priced VeriSign® brand, and as a result, our annualized AUR decreased compared to prior periods. We expect that the number of our SSL certificates issued will continue to increase at a higher rate than the revenues recognized from our Business Authentication Services in 2010 as compared to 2009. As we have a market share leadership position at the high end of the SSL certificates market, our unit growth rate for the high end is limited by the overall segment growth. In the mid and low segments, we expect to see good growth opportunities for market share gains as these markets are growing faster than the high end market. We expect Business Authentication Services revenues to remain consistent in fiscal 2010 as compared to fiscal 2009.

User Authentication Services

Revenues related to our User Authentication Services are derived from one-time credential sales to customers seeking network services and one-time set-up fees. We also charge an annual service fee based upon the number of individual users authorized by the customer to access its network and a customer support fee. We expect User Authentication Services revenues to remain consistent in fiscal 2010 as compared to fiscal 2009.

Our Authentication Services revenues decreased by $2.0 million during the three months ended March 31, 2010, as compared to the same period last year, primarily as a result of discounts offered in 2009 in response to pricing pressures due to the weakening of the economy.

Our expectations and trends are based on what we are observing and can project about the current macro-economic environment. Our outlook is subject to broader changes in the market and could change significantly over time.

Geographic Revenues

We operate in the U.S.; Australia, Japan and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.

The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
U.S.	$150,047	2%	$147,132
APAC	50,755	5%	48,167
EMEA	44,211	9%	40,524
Other	19,389	9%	17,734

Total revenues	$264,402		$253,557

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from each of the respective regions increased during the three months ended March 31, 2010, as compared to the same period last year, primarily due to increases in revenues from our Naming Services driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and new domain name promotional programs. Our Naming Services revenues from the U.S. increased primarily due to the increase in the number of domain names ending in .com and .net by $8.6 million. This increase was partially offset by a decrease of $1.4 million in revenues from our Authentication Services business and by $4.3 million related to a one-time project associated with our Naming Services business in the three months ending March 31, 2009. The decrease in our Authentication Services revenues from the U.S. was primarily as a result of discounts offered in 2009 in response to pricing pressures due to the weakening of the economy.

Mature markets such as the U.S. and Western Europe, where broadband and e-commerce have seen strong market penetration, are expected to see decreasing incremental growth rates reflecting the maturing of the markets. We expect to see larger increases in certain other international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted.

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

A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Cost of revenues	$59,729	(5%)	$62,879

Cost of revenues decreased during the three months ended March 31, 2010, as compared to the same period last year, primarily due to decreases in allocated overhead expenses, contract and professional services expenses, and direct cost of revenues, partially offset by increases in salary and employee benefits expenses and depreciation expenses. Allocated overhead expenses decreased by $4.0 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function. Contract and professional services expenses decreased by $1.1 million, primarily due to a decrease in services of outside contractors as a result of management’s cost-saving initiatives. Direct cost of revenues decreased by $1.4 million, primarily due to a decrease in expenses associated with a one-time project associated with our Naming Services business in 2009, partially offset by increases in ICANN registry fees effective July 2009. Salary and employee benefits expenses increased by $1.8 million, primarily due to an increase in headcount within the Authentication Services business to support new services such as VeriSign Trust Seal. Depreciation expenses increased by $1.5 million primarily due to an increase in capitalized hardware and software to support investments in infrastructure in the Naming and Authentication Services businesses and additional hardware to support the migration of certain services to the Delaware data center.

We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the three months ended March 31, 2010.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Sales and marketing	$48,699	28%	$38,189

Sales and marketing expenses increased during the three months ended March 31, 2010, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses, advertising and marketing expenses and contract and professional services expenses. Salary and employee benefits expenses increased by $4.7 million, primarily due to higher average headcount and higher commission payouts. Advertising and marketing expenses increased by $3.5 million, primarily due to an increase in marketing efforts for both our Naming Services and Authentication Services businesses. Contract and professional services expenses increased by $1.7 million, primarily to support sales and marketing campaigns for our Naming Services business.

We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the three months ended March 31, 2010.

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

A comparison of research and development is presented below:

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Research and development	$20,382	(6%)	$21,783

Research and development expenses decreased during the three months ended March 31, 2010, as compared to the same period last year, primarily due to decreases in allocated overhead expenses and an increase in capitalized labor, partially offset by an increase in salary and benefits expenses. Allocated overhead expenses decreased by $1.3 million, primarily due to a decrease in allocable indirect costs. Capitalized labor increased by $1.1 million, primarily due to an increase in capitalized internally developed software for both our Naming Services and Authentication Services businesses. Salary and benefits expenses increased by $2.5 million, primarily due to an increase in headcount to support both our Naming Services and Authentication Services businesses.

We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the three months ended March 31, 2010.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative	$43,755	(10%)	$48,630

General and administrative expenses decreased during the three months ended March 31, 2010, as compared to the same period last year, primarily due to decreases in contract and professional services expenses, legal expenses, telecommunication expenses and salary and benefits expenses, partially offset by a decrease in overhead expenses allocated to other cost types. Contract and professional services expenses decreased by $4.1 million, primarily due to a decrease in professional services costs incurred for accounting and auditing services related to our divestiture strategy which was completed at the end of 2009 as well as a reduction in the use of outside contractors. Legal expenses decreased by $2.3 million, primarily due to an insurance reimbursement received during the three months ended March 31, 2010 and additional legal fees incurred for certain pre-acquisition due-diligence activities during the three months ended March 31, 2009. Telecommunication expenses decreased by $2.0 million, primarily due to a one-time minimum commitment short-fall expense recorded during the three months ended March 31, 2009. Salary and benefits expenses decreased by $2.0 million, primarily due to a decrease in average headcount. Overhead expenses allocated to other cost types decreased by $5.7 million, primarily due to a reduction in allocable indirect costs and proportionately higher headcount in the general and administrative function.

We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the three months ended March 31, 2010.

Other loss, net

Other loss, net consists primarily of interest and dividend income earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of certain businesses, unrealized gains and losses on the contingent interest derivative on the convertible debentures, income from transition services agreements, and the net effect of foreign currency gains and losses. Net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of certain businesses and the net effect of foreign currency gains and losses are included in Other, net, in the table below.

A comparison of other loss, net is presented below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Interest and dividend income	$1,294	$1,649
Interest expense	(11,998)	(11,805)
Unrealized gain on contingent interest derivative on convertible debentures	469	1,174
Income from transition services agreements	3,020	782
Other, net	282	3,860

Total other loss, net	$(6,933)	$(4,340)

Other loss, net increased during the three months ended March 31, 2010, as compared to the same period last year primarily due to decreases in interest income, unrealized gain on contingent interest derivative on convertible debentures and Other, net, partially offset by an increase in income from transition services agreements. Income from transition services agreements includes fees generated from services provided to the buyers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. During the three months ended March 31, 2009, Other, net, includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom.

Income taxes

During the three months ended March 31, 2010 and 2009, we recorded income tax expense for continuing operations of $27.8 million and $23.2 million, respectively. The effective tax rates for the three months ended March 31, 2010 and 2009 were 34% and 33%, respectively. The effective tax rate for the three months ended March 31, 2010 differs from the statutory federal rate of 35% due to state taxes, the effect of non-U.S. operations and non-deductible stock-based compensation expense. The effective tax rate for the three months ended March 31, 2009 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock-based compensation and a one-time discrete income tax benefit related to a California tax law change.

(Loss) Income from Discontinued operations, net of tax

We have completed the divestiture of our non-core businesses. For a period of time, we will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the completed divestitures. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need. The agreements can include the following: logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. Existing agreements generally extend for periods less than 12 months.

The following table presents the revenues and the components of (Loss) income from discontinued operations, net of tax:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues	$—	$104,093

(Loss) income from discontinued operations before income taxes	$(1,234)	$23,346
(Losses) gains on sale of discontinued operations and estimated losses on assets held for sale, before income taxes	(963)	3,434
Income tax benefit (expense)	643	(8,582)

Total (loss) income from discontinued operations, net of tax	$(1,554)	$18,198

Loss from discontinued operations for the three months ended March 31, 2010, represents adjustments to gains or losses on sale of discontinued operations reported in fiscal 2009, as a result of certain one-time employment termination benefits and settlement of certain retained litigation of our divested businesses.

Liquidity and Capital Resources

	March 31, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$1,090,030	$1,477,166
Marketable securities	460,401	185

Total	$1,550,431	$1,477,351

As of March 31, 2010, our principal source of liquidity was $1.1 billion of cash and cash equivalents and $460.4 million of marketable securities. In summary, our cash flows for three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$101,120	$38,438
Net cash (used in) provided by investing activities	(457,493)	78,129
Net cash (used in) provided by financing activities	(28,609)	43,065
Effect of exchange rate changes on cash and cash equivalents	(2,154)	(6,314)

Net (decrease) increase in cash and cash equivalents	$(387,136)	$153,318

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, including payments related to taxes and facilities.

Net cash provided by operating activities increased primarily due to a decrease in cash payments to suppliers and employees primarily resulting from lower headcount during the three months ended March 31, 2010 as we completed our divestitures in 2009 and a decrease in excess tax benefits on stock-based compensation. The increase is partially offset by a decrease in cash received from customers resulting from a decrease in consolidated revenues, inclusive of revenues from discontinued operations, coupled with the timing of receipts from customers and an increase in income tax payments during the three months ended March 31, 2010.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

Net cash used in investing activities increased primarily due to purchases of marketable securities during the three months ended March 31, 2010, partially offset by an increase in proceeds received from the buyers of businesses divested in 2009.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to stock repurchase, and stock option exercise activities.

Net cash used in financing activities increased primarily due to stock repurchases during the three months ended March 31, 2010 and a decrease in excess tax benefits on stock-based compensation.

Other Liquidity and Capital Resources Information

Our credit facility is available for cash borrowings up to a maximum of $500.0 million and for the issuance of letters of credit up to a maximum limit of $50.0 million. As of March 31, 2010, we had no outstanding borrowings under our credit facility and we had utilized $0.9 million for outstanding letters of credit.

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

There have been no significant changes in our market risk exposures during the three months ended March 31, 2010, except as noted below:

Interest rate sensitivity

We invest in a variety of securities, including money market funds, debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and corporate debt securities. The primary objective of our short-term investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and earning an after-tax return commensurate with the risks associated in each portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. Credit ratings of the marketable fixed income securities in which we have invested meet or exceed AA rating.

In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value of our fixed income securities in our short-term investment portfolio as of March 31, 2010, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value As of March 31, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
				(In thousands)
Fixed income securities	$508,905	$504,919	$500,933	$496,947	$492,960	$488,974	$484,988

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information set forth under “Legal Proceedings” in Note 12, “Contingencies,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors discussed below and elsewhere in this Form 10-Q and in other filings we make with the SEC.

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

•

our success in direct marketing, and the success of marketing efforts by third-party registrars in the case of our Naming Services business, and market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by channel partners and resellers and registrars to offer competing products or modify or cease their marketing practices;

•	the mix of all our services sold during a period;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services or changes in marketing expenses related to promoting and distributing services provided by third-party registrars;

•	potential attacks by hackers, which could threaten the perceived reliability of our products and services;

•	changes in the level of spending for information technology-related products and services by enterprise customers; and

•

the uncertainties, costs and risks following the completion of our divestiture plan, including any income statement charges we incur in connection therewith and costs related to our transition services agreements and any retained litigation.

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

We may experience significant fluctuations in our financial results.

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which digital certificates and domain names are used for e-commerce and communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our customers, of new products and services, including our VeriSign Trust Seal services;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of March 31, 2010, we had 736, or 34%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

Our marketable securities portfolio could experience a decline in market value which could materially and adversely affect our financial results.

At March 31, 2010, we had $1.552 billion in cash, cash equivalents, marketable securities and restricted cash, of which $460.4 million was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and corporate debt securities meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the sub-prime mortgage crisis in the United States, which has affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market have reached unprecedented levels. If the global credit market continues to deteriorate or does not improve, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business, create potential liability and have an adverse effect on our business.

Application of new and existing laws and regulations to the Internet and communications industry can be unclear. The costs of complying or failing to comply with these laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling and cyber squatting, and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities.

Due to the nature of the Internet, it is possible that state or foreign governments might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, force us to change our business practices or otherwise materially harm our business.

In addition, we are required to comply with state laws and regulations regarding certification authorities and if we fail to do so, we could lose the statutory benefits and protections that would otherwise be afforded to us.

We may be exposed to potential risks if we were to determine we do not have an effective system of disclosure controls or internal controls over financial reporting.

As a public company, the Company is subject to the rules and regulations of the SEC, including those that require the Company to report on and receive an attestation from its independent registered public accounting firm regarding the Company’s internal control over financial reporting. Compliance with these requirements causes the Company to incur additional expenses and causes management to divert time from the day-to-day operations of the Company.

Despite our efforts, if we were to fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act of 2002, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of the Company could be harmed and current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our stock price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

In addition, under the .com, .net and .name Registry Agreements, we are prohibited from holding a greater than 15% ownership interest in an ICANN accredited registrar. This prohibition on cross-ownership currently applies to all sixteen ICANN gTLDs, but does not apply to ccTLDs. The Generic Names Supporting Organization, the policy recommendation organization within ICANN, is currently conducting a Policy Development Process (“PDP”) with respect to allowing vertical integration of registries and registrars in terms of partner and owners in the upcoming round of new gTLD registries. This PDP focuses directly on new gTLDs but in the future could extend to existing gTLD contracts. If vertical integration is permitted, the impact to the distribution channel is uncertain but could have a material adverse effect on our business.

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

Our VeriSign Identity Protection and VeriSign Trust Seal Services depend in part on the acceptance of our services.

We are investing in our VeriSign Identity Protection (“VIP”) Services and VeriSign Trust Seal Services, which form a part of Authentication Services, and the future growth of these services depends in part on the commercial success and acceptance, and reliability of our VIP Services and VeriSign Trust Seal Services. Our VIP Services and VeriSign Trust Seal Services will suffer if our target customers do not use our VIP Services and VeriSign Trust Seal Services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VIP Services and VeriSign Trust Seal Services. We are not certain that our target customers will choose our VIP Services and VeriSign Trust Seal Services or continue to use our VIP Services or VeriSign Trust Seal Services even after adoption.

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

In February 2010, the U.S. Executive branch announced various legislative proposals that could change the U.S. international tax laws. We are unable to predict whether these and other proposals will be implemented. We have not yet determined whether or the extent to which these proposals will ultimately impact VeriSign.

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

Risks related to our business resulting from the completion of our divestiture plan

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

As of March 31, 2010, we had one billion authorized common shares, of which 182.4 million shares were outstanding. In addition, of our authorized common shares, 27.7 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long term debt outstanding. In addition to the Convertible Debentures, we have a credit facility (“Facility”) with a borrowing capacity of $500.0 million. As of March 31, 2010, we had no outstanding borrowings under the Facility and we had utilized $0.9 million of the $50.0 million limit for outstanding letters of credit. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, the Board of Directors authorized the repurchase of up to $680.0 million of our common stock, in addition to the $320.0 million of our common stock remaining available for repurchase under the previous 2006 stock repurchase program, for a total repurchase of up to $1 billion of our common stock (collectively, the “2008 Share Buyback Program”). The 2008 Share Buyback Program has no expiration date. As of March 31, 2010, $646.7 million remained available for further repurchases under the 2008 Share Buyback Program.

The following table presents the stock repurchase activity during the three months ended March 31, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1—31, 2010	—	$—	—	$697.2 million
February 1—28, 2010	612,459	21.93	612,459	683.8 million
March 1—31, 2010	1,500,000	$24.74	1,500,000	$646.7 million

	2,112,459		2,112,459

(1)	Represents shares repurchased under the 2008 Share Buyback Program.

(2)	Represents the remaining amount available for further share repurchases under the 2008 Share Buyback Program.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: April 28, 2010	By:	/S/ MARK D. MCLAUGHLIN
Mark D. McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2010	By:	/S/ BRIAN G. ROBINS
Brian G. Robins
Chief Financial Officer
(Principal Accounting Officer)

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.