Form 10-Q
period 2010-06-30
VERISIGN INC/CA
filed 2010-08-03
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 30, 2010
Common stock, $.001 par value	174,131,605

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$862,923	$1,477,166
Marketable securities	474,356	185
Accounts receivable, net	16,194	63,133
Prepaid expenses and other current assets	85,021	167,531
Assets held for sale	681,749	1,043

Total current assets	2,120,243	1,709,058

Property and equipment, net	190,807	403,821
Goodwill	52,527	289,980
Other intangible assets, net	3,266	22,420
Other assets	25,122	44,865

Total long-term assets	271,722	761,086

Total assets	$2,391,965	$2,470,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$165,043	$243,967
Deferred revenues	437,288	642,507
Liabilities related to assets held for sale	340,515	—

Total current liabilities	942,846	886,474

Long-term deferred revenues	203,911	245,734
Convertible debentures, including contingent interest derivative	575,933	574,378
Other long-term liabilities	193,133	164,894

Total long-term liabilities	972,977	985,006

Total liabilities	1,915,823	1,871,480

Commitments and contingencies
Stockholders’ equity:
VeriSign, Inc. stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 174,907,760 excluding 134,801,346 held in treasury, at June 30, 2010; and 183,299,463, excluding 124,434,684 held in treasury, at December 31, 2009	310	308
Additional paid-in capital	21,519,042	21,736,209
Accumulated deficit	(21,107,866)	(21,194,435)
Accumulated other comprehensive income	12,404	7,659

Total VeriSign, Inc. stockholders’ equity	423,890	549,741
Noncontrolling interest in subsidiary	52,252	48,923

Total stockholders’ equity	476,142	598,664

Total liabilities and stockholders’ equity	$2,391,965	$2,470,144

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$168,684	$154,338	$331,178	$303,990

Costs and expenses:
Cost of revenues	40,590	42,977	80,322	88,221
Sales and marketing	23,182	18,116	44,630	34,075
Research and development	13,824	12,985	26,194	26,805
General and administrative	32,957	37,339	67,980	75,881
Restructuring and other charges, net	7,539	(61)	7,838	2,814

Total costs and expenses	118,092	111,356	226,964	227,796

Operating income	50,592	42,982	104,214	76,194
Other loss, net	(8,116)	(10,485)	(15,276)	(15,433)

Income from continuing operations before income taxes	42,476	32,497	88,938	60,761
Income tax expense	(16,211)	(15,593)	(32,905)	(22,812)

Income from continuing operations, net of tax	26,265	16,904	56,033	37,949
Income from discontinued operations, net of tax	10,109	18,868	32,781	63,338

Net income	36,374	35,772	88,814	101,287
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(1,161)	(898)	(2,245)	(1,393)

Net income attributable to VeriSign, Inc. stockholders	$35,213	$34,874	$86,569	$99,894

Basic income per share attributable to VeriSign, Inc. stockholders from:
Continuing operations	$0.15	$0.09	$0.31	$0.20
Discontinued operations	0.04	0.09	0.17	0.32

Net income	$0.19	$0.18	$0.48	$0.52

Diluted income per share attributable to VeriSign, Inc. stockholders from:
Continuing operations	$0.14	$0.09	$0.31	$0.20
Discontinued operations	0.05	0.09	0.16	0.32

Net income	$0.19	$0.18	$0.47	$0.52

Shares used to compute net income per share attributable to VeriSign, Inc. stockholders:
Basic	181,120	192,649	182,121	192,481

Diluted	182,753	193,426	183,480	193,116

Amounts attributable to VeriSign, Inc. stockholders:
Income from continuing operations, net of tax	$26,265	$16,904	$56,033	$37,949
Income from discontinued operations, net of tax	8,948	17,970	30,536	61,945

Net income attributable to VeriSign, Inc. stockholders	$35,213	$34,874	$86,569	$99,894

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$88,814	$101,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	39,806	41,398
Stock-based compensation	25,310	28,096
Excess tax benefit associated with stock-based compensation	(12,453)	(94,529)
Other, net	12,949	17,406
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	10,084	8,802
Prepaid expenses and other assets	27,397	(27,559)
Accounts payable and accrued liabilities	(2,867)	14,284
Deferred revenues	61,280	32,080

Net cash provided by operating activities	250,320	121,265

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	196,045	117,901
Purchases of marketable securities and investments	(662,275)	(750)
Purchases of property and equipment	(42,772)	(40,815)
Proceeds received from divestiture of businesses, net of cash contributed	15,583	235,500
Other investing activities	(3,773)	(2,716)

Net cash (used in) provided by investing activities	(497,192)	309,120

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	28,002	20,945
Repurchases of common stock	(281,943)	(22,637)
Excess tax benefit associated with stock-based compensation	12,453	94,529
Other financing activities	(736)	(101)

Net cash (used in) provided by financing activities	(242,224)	92,736

Effect of exchange rate changes on cash and cash equivalents	(1,791)	(3,837)
Cash and cash equivalents included in assets held for sale	(123,356)	—

Net (decrease) increase in cash and cash equivalents	(614,243)	519,284
Cash and cash equivalents at beginning of period	1,477,166	789,068

Cash and cash equivalents at end of period	$862,923	$1,308,352

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$19,811	$19,521

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

On May 19, 2010, the Company entered into an agreement to sell its Authentication Services business, including outstanding shares of capital stock of its majority-owned subsidiary VeriSign Japan K.K. (“VeriSign Japan”) and trademarks and certain intellectual property used in the Authentication Services business (including the Company’s checkmark logo and the Geotrust and thawte brand names), to Symantec Corporation (“Symantec”) for approximately $1.28 billion in cash. The Authentication Services business is comprised of Business Authentication Services and User Authentication Services. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize Secure Sockets Layer, or SSL, protocol. User Authentication Services include identity protection services, fraud detection services, and managed public key infrastructure, or PKI, services. Also, included with the sale of the Authentication Services business, within the disposal group, are real and personal property owned by the Company at its Mountain View, California facility (“Mountain View facility”) and other locations. The assets and liabilities of the disposal group have been classified as held for sale as of June 30, 2010. Current and historical results of operations of the Authentication Services business have been classified as discontinued operations.

The Company’s remaining business consists of the following two reportable segments: (1) Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services; and (2) Other Services which consists of the continuing operations of the Content Portal Services (“CPS”). NIA Services was formerly known as the VeriSign Internet Defense Services.

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. NIA Services provides infrastructure assurance to organizations and is comprised of VeriSign iDefense Security Intelligence Service and Distributed Denial of Service (“DDoS”) mitigation. Revenues from NIA Services are not significant.

Reclassifications

The Condensed Consolidated Statements of Operations have been reclassified for all periods presented to reflect current discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations. Certain other reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

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

In October 2009, the FASB issued ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude arrangements that contain tangible products for which the software element is “essential” to the functionality of the tangible products. ASU 2009-14 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company has determined that ASU 2009-14 will not have a material impact on its financial condition and results of operations.

Note 2. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	June 30, 2010	December 31, 2009
	(In thousands)
Cash	$116,199	$227,547
Money market funds	393,094	736,459
Time deposits	451,868	514,938
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	297,196	—
Corporate debt securities	198,976	—
Debt securities issued by foreign governments	5,080	—
Equity securities of a public company	335	185

Total	$1,462,748	$1,479,129

Included in Cash and cash equivalents	$862,923	$1,477,166
Included in Marketable securities	$474,356	$185
Included in Other assets (1)	$1,778	$1,778
Included in Assets held for sale	$123,691	$—

(1)	Represents restricted cash related to employee payroll withholdings, net of claims paid, for the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines.

The following table summarizes the Company’s unrealized gains and losses, and fair value of debt and equity securities designated as available-for-sale investments. There were no investments classified as either held-to-maturity or trading.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of June 30, 2010
Fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$295,125	$2,076	$(5)	$297,196
Corporate debt securities	198,535	737	(296)	198,976
Debt securities issued by foreign governments	5,088	—	(8)	5,080

Total fixed income securities	498,748	2,813	(309)	501,252
Equity securities of a public company	263	72	—	335

Total available-for-sale investments	$499,011	$2,885	$(309)	$501,587

Included in Cash and cash equivalents				$26,896
Included in Marketable securities				$474,356
Included in Assets held for sale				$335

As of December 31, 2009
Equity securities of a public company (1)	$290	$—	$(105)	$185

(1)	Included in Marketable Securities

The following table presents the contractual maturities of the fixed income securities as of June 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due within one year	$82,022	$20	$(11)	$82,031
Due after one year through five years	416,726	2,793	(298)	419,221

Total	$498,748	$2,813	$(309)	$501,252

The following table presents the fair value and unrealized losses of the Company’s available-for-sale investments that have been in a continuous unrealized loss position for less than twelve months as of June 30, 2010, for which an other-than-temporary impairment has not been recognized. There are no available-for-sale investments that are in a continuous unrealized loss position for more than twelve months.

	Fair Value	Unrealized Losses
	(In thousands)
Fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$22,477	$(5)
Corporate debt securities	46,722	(296)
Debt securities issued by foreign governments	5,080	(8)

Total	$74,279	$(309)

The Company anticipates that it will recover the entire amortized cost basis of the fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2010. The Company does not have the intent to sell any of these investments and it is more likely than not that it will not be required to sell any of these investments, before recovery of the entire amortized cost basis.

Net gains or losses recognized during the three and six months ended June 30, 2010 and 2009 related to sales of investments were not material.

Note 3. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurement Using
	Total Fair Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$393,094	$393,094	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	297,196	7,299	289,897	—
Corporate debt securities	198,976	—	198,976	—
Debt securities issued by foreign governments	5,080		5,080
Equity securities of a public company (1)	335	335	—	—
Foreign currency forward contracts	60	—	60	—

Total	$894,741	$400,728	$494,013	$—

Liabilities:
Contingent interest derivative on convertible debentures	$8,250	$—	$—	$8,250

Total	$8,250	$—	$—	$8,250

		Fair Value Measurement Using
	Total Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$736,459	$736,459	$—	$—
Equity securities of a public company (2)	185	185	—	—
Foreign currency forward contracts	932	—	932	—

Total	$737,576	$736,644	$932	$—

Liabilities:
Contingent interest derivative on convertible debentures	$10,000	$—	$—	$10,000

Total	$10,000	$—	$—	$10,000

(1)	Included in Assets held for sale

(2)	Included in Marketable securities

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company’s investments in fixed income securities are obtained using the weighted average price of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources. The fair value of United States (“U.S.”) Treasury bills is based on their quoted market prices. Such instruments are included in either Cash and cash equivalents or Marketable securities.

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

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on convertible debentures during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$9,531	$9,375	$10,000	$10,549
Unrealized (gain) loss on the contingent interest derivative on convertible debentures	(1,281)	125	(1,750)	(1,049)

Ending balance	$8,250	$9,500	$8,250	$9,500

Other

The fair value of other financial instruments including accounts receivable, restricted cash and investments, and accounts payable, approximates their carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company’s convertible debentures at June 30, 2010, is $1.1 billion, and is based on quoted market prices.

Note 4. Assets Held for Sale and Discontinued Operations

On May 19, 2010, the Company entered into an agreement to sell its Authentication Services business, including outstanding shares of capital stock of VeriSign Japan and trademarks and certain intellectual property used in the Authentication Services business (including the Company’s checkmark logo and the Geotrust and thawte brand names), to Symantec for approximately $1.28 billion in cash. Also included with the sale of the Authentication Services business, within the disposal group, are real and personal property owned by the Company at its Mountain View facility and other locations. The assets and liabilities of the disposal group have been classified as held for sale as of June 30, 2010.

The following table presents the carrying amount of major classes of assets and liabilities related to assets held for sale as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(In thousands)
Assets:
Cash and cash equivalents	$123,356	$—
Marketable securities	335	—
Accounts receivable, net	37,142	—
Prepaid expenses and other assets	49,450	—
Property and equipment, net	216,957	—
Goodwill	235,340	1,043
Other intangible assets, net	19,169	—

Total assets held for sale	$681,749	$1,043

Liabilities:
Accounts payable and accrued liabilities	$27,616	$—
Deferred revenues	309,708	—
Other liabilities	3,191	—

Total liabilities related to assets held for sale	$340,515	$—

Current and historical results of operations of the Authentication Services business have been classified as discontinued operations. Income from discontinued operations for the three and six months ended June 30, 2010, represents the results of operations of the Authentication Services business and adjustments to gains or losses on divestitures completed in fiscal 2009, as a result of certain one-time employment termination costs and settlement of certain retained litigation of the divested businesses. Income from discontinued operations for the three and six months ended June 30, 2009, represents the results of operations of the Authentication Services business, results of operations of businesses divested in fiscal 2009, and gains or losses on completed divestitures.

For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the disposal group and certain of the completed divestitures. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need. The agreements can include the following: data center hosting, logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. The existing agreements have typically had terms from 1 to 24 months in length and are currently at various stages within their original term.

The following table presents the revenues and the components of income from discontinued operations, net of tax, attributable to VeriSign stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$101,782	$172,064	$203,692	$380,061

Income from discontinued operations before income taxes	$25,155	$52,122	$59,250	$117,722
Gains (losses) on sale of discontinued operations and estimated losses on assets held for sale, before income taxes	—	22,087	(963)	25,521
Income tax expense	(15,046)	(55,341)	(25,506)	(79,905)

Income from discontinued operations, net of tax	10,109	18,868	32,781	63,338
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(1,161)	(898)	(2,245)	(1,393)

Total income from discontinued operations, net of tax, attributable to VeriSign stockholders	$8,948	$17,970	$30,536	$61,945

Note 5. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Prepaid expenses	$13,349	$18,868
Deferred tax assets	35,866	65,984
Non-trade receivables	20,276	25,467
Receivables from buyers	2,090	34,365
Funds held by the Reserve	12,506	20,867
Other	934	1,980

Total prepaid expenses and other current assets	$85,021	$167,531

During the six months ended, June 30, 2010, the Company received from buyers of the divested businesses substantially the entire amount included in receivables from buyers as of December 31, 2009.

During the six months ended June 30, 2010, the Company received distributions of $8.4 million from the funds held by the Reserve.

Property and Equipment, Net

Property and equipment, net, consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Land	$4,681	$138,194
Buildings and building improvements	130,540	181,113
Computer equipment and software	234,583	362,475
Capital work in progress	5,716	7,067
Office equipment and furniture	7,729	14,292
Leasehold improvements	12,387	28,054

Total cost	395,636	731,195
Less: accumulated depreciation and amortization	(204,829)	(327,374)

Total property and equipment, net	$190,807	$403,821

Goodwill

During the second quarter of 2010, the Company performed its annual impairment review of its Registry Services, Authentication Services, and VeriSign Japan reporting units. The estimated fair value of each reporting unit was computed using the market valuation approach. The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. Each of the reporting units reviewed for impairment had a fair value in excess of its carrying value by a substantial margin.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Accounts payable	$15,623	$16,228
Accrued employee compensation	58,084	81,782
Customer deposits, net	14,818	23,213
Payables to buyers	399	21,122
Taxes payable, deferred and other tax liabilities	14,770	27,206
Accrued restructuring costs	14,908	6,605
Other accrued liabilities	46,441	67,811

Total accounts payable and accrued liabilities	$165,043	$243,967

Accrued employee compensation primarily consists of employee accrued vacation, accrued payroll and taxes, accruals for employee contribution to the employee stock purchase plan, and bonus payable. During the six months ended June 30, 2010, the Company paid annual bonuses to its employees. Payables to buyers consist of payables for collections received on behalf of buyers of certain divested businesses under transition services agreements. As of June 30, 2010, the Company has substantially completed its cash collection obligations under these transition services agreements.

During the six months ended June 30, 2010, the Company accrued $11.6 million for restructuring costs in connection with the sale of the Authentication Services business.

Other accrued liabilities consist primarily of interest on convertible debentures, accrued litigation, and accruals for products and services. During the six months ended June 30, 2010, the Company paid $8.6 million for certain litigation settlements, net of insurance reimbursements. Interest on convertible debentures is paid semiannually in arrears on August 15 and February 15.

Other Long-term Liabilities

	June 30, 2010	December 31, 2009
	(In thousands)
Deferred tax liabilities	$172,479	$144,777
Long-term tax liabilities	16,539	12,949
Long-term accrued restructuring costs	2,164	3,204
Other	1,951	3,964

Total other long-term liabilities	$193,133	$164,894

Deferred tax liabilities reflect the tax effects of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. During the six months ended June 30, 2010, the Company recorded additional deferred tax liabilities, primarily attributable to temporary differences related to convertible debentures, tax deductible goodwill, and property and equipment.

Note 6. Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business, the Company initiated a restructuring plan in the second quarter of 2010 (the “2010 Restructuring Plan”) including workforce reductions, abandonment of excess facilities and other exit costs. Under the 2010 Restructuring Plan, the Company expects to incur cash and non-cash charges related to employee termination costs and excess facility exit costs. In July 2010, the Company expanded the 2010 Restructuring Plan to include migration of its corporate functions from its Mountain View facility to its facility in Dulles, Virginia, upon the closing of the sale of the Authentication Services business, including further workforce reductions, abandonment of excess facilities and other exit costs.

Under the expanded 2010 Restructuring Plan, the Company will incur total estimated pre-tax cash charges of $20.6 million in severance costs and other related employee termination costs. The Company recognized employee termination costs of $11.6 million during the second quarter of 2010. The Company expects to recognize excess facility exit costs in the range of $14.2 million to $16.9 million. The Company also expects to recognize significant non-cash charges related to additional stock-based compensation expense upon acceleration of stock-based awards for terminated employees. However, at this time, the Company is not able, in good faith, to make a determination of the estimated amount or range of amounts thereon. The Company expects to recognize all remaining cash and non-cash restructuring charges over the next several quarters through the end of fiscal 2011.

2008 Restructuring Plan

As part of its divestiture strategy announced in 2007, the Company had initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) including workforce reductions, abandonment of excess facilities and other exit costs. Through June 30, 2010, the Company recorded a total of $87.5 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan. The 2008 Restructuring Plan was substantially completed as of June 30, 2010.

The following table presents the nature of the restructuring charges under the 2010 and 2008 Restructuring Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Workforce reduction	$11,840	$3,494	$13,551	$6,703
Excess facilities	(9)	231	108	1,393

Total consolidated restructuring charges	$11,831	$3,725	$13,659	$8,096

Amounts classified as continuing operations	$7,539	$(123)	$7,838	$3,302

Amounts classified as discontinued operations	$4,292	$3,848	$5,821	$4,794

As of June 30, 2010, the consolidated accrued restructuring costs are $17.1 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2009	Restructuring Charges	Cash Payments	Stock-Based Compensation	Accrued Restructuring Costs at June 30, 2010
	(In thousands)
Workforce reduction	$4,079	$13,551	$(5,012)	$(570)	$12,048
Excess facilities	5,730	108	(814)	—	5,024

Total accrued restructuring costs	$9,809	$13,659	$(5,826)	$(570)	$17,072

Included in current portion of accrued restructuring costs					$14,908

Included in long-term portion of accrued restructuring costs					$2,164

Note 7. Stockholders’ Equity

Comprehensive Income

Comprehensive income consists of Net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$36,374	$35,772	$88,814	$101,287
Foreign currency translation adjustments	4,617	(4,905)	4,091	(14,859)
Change in unrealized loss on investments, net of tax	2,876	131	2,590	289

Comprehensive income	43,867	30,998	95,495	86,717
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	3,288	2,090	4,181	(2,024)

Comprehensive income attributable to VeriSign, Inc. stockholders	$40,579	$28,908	$91,314	$88,741

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

During the three and six months ended June 30, 2010, the Company repurchased 8.1 million and 10.2 million shares, respectively, of its common stock at an average stock price of $28.23 and $27.33, respectively, for an aggregate of $227.4 million and $277.9 million, respectively, under the 2008 Share Buyback Program. As of June 30, 2010, $419.3 million was available under the 2008 Share Buyback Program. On July 27, 2010, the Board of Directors subsequently authorized an increase in the 2008 Share Buyback Program to authorize a total of $1.5 billion in share repurchases as of that date.

Note 8. Calculation of Net Income Per Share Attributable to VeriSign, Inc. Stockholders

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Weighted-average shares of common stock outstanding	181,120	192,649	182,121	192,481
Weighted-average potential shares of common stock outstanding:
Stock options	431	306	384	271
Unvested restricted stock units	954	471	851	364
Employee stock purchase plan	248	—	124	—

Shares used to compute diluted net income per share attributable to VeriSign, Inc. stockholders	182,753	193,426	183,480	193,116

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the weighted-average exercise price of the weighted-average stock options outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Weighted-average stock options outstanding	3,558	7,274	3,997	7,781
Weighted-average exercise price	$31.37	$28.39	$30.96	$28.25
Weighted-average restricted stock units outstanding	120	1,246	88	1,800
Employee stock purchase plan	—	2,416	693	2,757

There was no positive conversion spread relating to the convertible debentures during the three and six months ended June 30, 2010 and 2009 and therefore there are no shares of common stock to be included in the calculation of diluted net income per share attributable to VeriSign, Inc. stockholders.

Note 9. Segment Information

As a result of the Company’s decision to sell its Authentication Services business, included in its former Internet, Infrastructure and Identity Services segment, the Company now operates in two reportable segments: (1) Naming Services and (2) Other Services.

Naming Services consists of Registry Services and NIA Services. Registry Services operates the authoritative directory of all .com, ..net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. NIA Services provides infrastructure assurance to organizations and is comprised of VeriSign iDefense Security Intelligence Service and DDoS mitigation. Revenues from NIA Services are not significant.

The following tables present the results of the Company’s reportable segments:

	Three months ended June 30,
	2010			2009
	Naming Services	Other Services	Total	Naming Services	Other Services	Total
	(In thousands)
Revenues	$167,882	$802	$168,684	$153,418	$920	$154,338
Cost of revenues	30,866	726	31,592	30,356	1,109	31,465

	$137,016	$76	$137,092	$123,062	$(189)	$122,873

	Six months ended June 30,
	2010			2009
	Naming Services	Other Services	Total	Naming Services	Other Services	Total
	(In thousands)
Revenues	$329,464	$1,714	$331,178	$301,726	$2,264	$303,990
Cost of revenues	60,565	2,286	62,851	61,322	2,412	63,734

	$268,899	$(572)	$268,327	$240,404	$(148)	$240,256

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Total revenues from reportable segments	$168,684	$154,338	$331,178	$303,990
Total cost of revenues from reportable segments	31,592	31,465	62,851	63,734
Unallocated operating expenses (1)	86,500	79,891	164,113	164,062

Operating income	50,592	42,982	104,214	76,194
Other loss, net	(8,116)	(10,485)	(15,276)	(15,433)

Income from continuing operations before income taxes	$42,476	$32,497	$88,938	$60,761

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, and restructuring and other charges, net.

Geographic Information

The Company operates in the U.S.; Australia, China, India, and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries, including Canada and Latin American countries.

The following table represents a comparison of the Company’s geographic revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
U.S.	$102,981	$99,359	$203,570	$195,943
APAC	25,956	20,735	49,859	41,454
EMEA	22,829	19,244	44,727	37,284
Other	16,918	15,000	33,022	29,309

Total revenues	$168,684	$154,338	$331,178	$303,990

Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	June 30, 2010	December 31, 2009
	(In thousands)
U.S.	$182,790	$380,732
EMEA	7,393	9,898
APAC	624	13,154
Other	—	37

Total property and equipment, net	$190,807	$403,821

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

One customer accounted for 28% and 27% of revenues during the three and six months ended June 30, 2010, respectively. One customer accounted for 25% of revenues for both the three and six months ended June 30, 2009. Three customers accounted for 21%, 20%, and 10%, respectively, of accounts receivable, net at June 30, 2010. No customer accounted for 10% or more of accounts receivable, net at December 31, 2009.

Note 10. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Stock-based compensation:
Cost of revenues	$1,365	$995	$2,311	$1,887
Sales and marketing	1,488	1,171	2,624	2,102
Research and development	1,240	774	2,316	1,532
General and administrative	5,256	5,547	10,494	10,692
Restructuring and other charges, net	—	38	133	548

Stock-based compensation for continuing operations	9,349	8,525	17,878	16,761
Discontinued operations	3,876	5,644	7,432	11,335

Total stock-based compensation	$13,225	$14,169	$25,310	$28,096

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Stock-based compensation:
Stock options	$2,329	$3,280	$4,645	$6,791
Employee stock purchase plan	2,998	2,668	5,727	5,388
Restricted stock units	8,483	8,485	15,432	15,966
Stock options/awards acceleration	—	457	570	1,389
Capitalization (1)	(585)	(721)	(1,064)	(1,438)

Total stock-based compensation	$13,225	$14,169	$25,310	$28,096

(1)	Included in Property and equipment, net.

Note 11. Other Loss, Net

The following table presents the components of Other loss, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Interest and dividend income	$2,046	$855	$3,139	$1,575
Interest expense	(11,966)	(11,805)	(23,964)	(23,610)
Unrealized gain (loss) on the contingent interest derivative on convertible debentures	1,281	(125)	1,750	1,049
Income from transition services agreements	858	1,056	3,878	1,838
Other, net	(335)	(466)	(79)	3,715

Total other loss, net	$(8,116)	$(10,485)	$(15,276)	$(15,433)

Interest and dividend income is earned principally from the investment of VeriSign’s surplus cash balances and marketable securities. Interest expense is principally incurred on convertible debentures. Income from transition services agreements includes fees generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. During the six months ended June 30, 2009, Other, net, primarily includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom.

Note 12. Income Taxes

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Income tax expense from continuing operations	$16,211	$15,593	$32,905	$22,812
Effective tax rate	38%	48%	37%	38%

The effective tax rate for the three and six months ended June 30, 2010, differs from the statutory federal rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and tax benefits from foreign income taxed at lower rates. The effective tax rate for the three and six months ended June 30, 2009, differs from the statutory federal rate of 35% due to the increase in income included on the U.S. tax return, stock-based compensation expense and a one-time discrete income tax benefit related to a California tax law change.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. Deferred tax assets offset by a valuation allowance relate primarily to investments with differing book and tax bases and net operating losses in certain foreign jurisdictions.

As of June 30, 2010, and December 31, 2009, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $33.9 million and $30.0 million, respectively. During the three and six months ended June 30, 2010, the Company recorded an increase in unrecognized tax benefits of $2.0 million and $3.9 million, respectively. As of June 30, 2010, and December 31, 2009, $32.8 million and $29.0 million, respectively, of unrecognized tax benefits, including penalties and interest, would affect the Company’s effective tax rate if realized. The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and six months ended June 30, 2010, the Company expensed $0.1 million and $0.2 million, respectively, for interest and penalties related to income tax liabilities through Income tax expense. During the three and six months ended June 30, 2009, the Company expensed $0.3 million and $0.6 million, respectively, for interest and penalties related to income tax liabilities through Income tax expense.

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

During the three and six months ended June 30, 2010, the Company recorded a $10.3 million one-time discrete income tax expense in income from discontinued operations, net of tax, related to the anticipated sale of the outstanding stock of certain entities included in the Authentication Services business disposal group.

Note 13. Contingencies

Legal Proceedings

On July 6, 2006, a stockholder derivative complaint (Parnes v. Bidzos, et al., and VeriSign) was filed against VeriSign in the U.S. District Court for the Northern District of California, as a nominal defendant, and certain of its current and former directors and executive officers related to certain historical stock option grants. The complaint sought unspecified damages on behalf of VeriSign, constructive trust and other equitable relief. Two other derivative actions were filed, one in the U.S. District Court for the Northern District of California (Port Authority v. Bidzos, et al., and VeriSign), and one in the Superior Court of the State of California, Santa Clara County (Port Authority v. Bidzos, et al., and VeriSign) on August 14, 2006. The state court derivative action was stayed pending resolution of the federal actions. The current directors and officers named in this state action were D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. The Company was named as a nominal defendant in these actions. The federal actions were consolidated and plaintiffs filed a consolidated complaint on November 20, 2006 (“Federal Action”). The current directors and officers named in this consolidated Federal Action were D. James Bidzos, William L. Chenevich, Roger H. Moore, Louis A. Simpson and Timothy Tomlinson. Motions to dismiss the consolidated federal court complaint were heard on May 23, 2007. Those motions were granted on September 14, 2007. On November 16, 2007, a second amended stockholder derivative complaint was filed in the Federal Action wherein the Company was again named as a nominal defendant. By stipulation and Court order, defendants’ obligation to respond to the second amended stockholder derivative complaint was continued pending informal efforts by the parties to resolve the Federal Action. The parties reached an agreement to resolve all option grant related matters. The United States District Court for the Northern District of California granted preliminary approval of the settlement on March 5, 2010 and final approval on June 2, 2010. The Federal Action and these parallel state court proceedings have been dismissed. The settlement amount is not significant.

On May 15, 2007, a putative class action (Mykityshyn v. Bidzos, et al., and VeriSign) was filed in Superior Court for the State of California, Santa Clara County, naming VeriSign and certain current and former officers and directors, alleging false representations and disclosure failures regarding certain historical stock option grants. The plaintiff purports to represent all individuals who owned VeriSign’s common stock between April 3, 2002, and August 9, 2006. The complaint sought rescission of amendments to the 1998 and 2006 Option Plans and the cancellation of shares added to the 1998 Option Plan. The complaint also sought to enjoin the Company from granting any stock options and from allowing the exercise of any currently outstanding options granted under the 1998 and 2006 Option Plans. The complaint sought an unspecified amount of compensatory damages, costs and attorneys fees. The identical case was filed in the Superior Court for the State of California, Santa Clara County under a separate name (Pace. v. Bidzos, et al., and VeriSign) on June 19, 2007, and on October 3, 2007 (Mehdian v. Bidzos, et al.). On December 3, 2007, a consolidated complaint was filed in Superior Court for the State of California, Santa Clara County. The current directors and officers named in this consolidated class action were D. James Bidzos, William L. Chenevich, Roger H. Moore and Louis A. Simpson. VeriSign and the individual defendants disputed all of these claims. Defendants’ collective pleading challenges to the putative consolidated class action complaint were granted with leave to amend in August 2008. By stipulation and Court order, plaintiff’s obligation to file an amended consolidated class action complaint was continued pending informal efforts by the parties to resolve the action. The parties reached an agreement to resolve all of the option grant related matters. The U.S. District Court for the Northern District of California. granted preliminary approval of the settlement on March 5, 2010 and final approval on June 2, 2010. The Federal Action and these parallel state court proceedings have been dismissed. The settlement amount is not significant.

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The Bentley matter is currently stayed. A motion to dismiss the ruling in Herbert was appealed. On July 8, 2010, the Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction and remanded the case to the district court.

As described in the VeriSign Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), filed with the SEC on February 26, 2010, VeriSign has been named as a defendant in litigation brought by the plaintiff Coalition for ICANN Transparency, Inc. (“CFIT”) asserting claims, among others, under Sections 1 and 2 of the Sherman Antitrust Act (the “Sherman Act”) in connection with the .com and .net registry agreements. For a history of these proceedings, see the 2009 Annual Report under the heading entitled “Legal Proceedings”. On July 9, 2010, the U.S. Court of Appeals for the Ninth Circuit issued an order (the “Amended Order”) amending its June 5, 2009 order (the “Original Order”). The Original Order had reversed and remanded the district court’s dismissal of the second amended complaint filed by CFIT. The Amended Order denied VeriSign’s motion for rehearing and rehearing en banc and stated that CFIT’s complaint, assuming its material allegations to be true, plead plausible claims against VeriSign under Sections 1 and 2 of the Sherman Act in connection with the 2006 .com registry agreement. The U.S. Court of Appeals was reviewing matters of law at that stage in the pleadings, and was required to assume that all material allegations were true for purposes of assessing whether a valid claim had been plead. The amended opinion changed in two respects the U.S. Court of Appeal’s earlier decision. First, the U.S. Court of Appeals amended its opinion by explaining that, for purposes of reviewing the sufficiency of the complaint, it was not considering the role of the U.S. government in the 2006 .com registry agreement. Second, the amended opinion changed the earlier decision by explaining that “competitive bidding is not required” as a predicate to complying with the antitrust laws. Unless VeriSign seeks and is granted further appellate review, the case will be remanded to the district court for proceedings, likely within 90 days.

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

Indemnifications

In connection with the sale of the Authentication Services business to Symantec, the Company has agreed to indemnify Symantec for certain potential legal claims arising from the operation of the Authentication Services business for a period of sixty months after the closing of the sale transaction. The Company’s indemnification obligations in this regard are triggered only when indemnifiable claims exceed in the aggregate $4 million. Thereafter, the Company is obligated to indemnify Symantec for 50% of all indemnifiable claims. The Company’s maximum indemnification obligation with respect to these claims is capped at $125 million.

Note 14. Subsequent Events

During July 2010, the Company repurchased approximately 0.9 million shares of its common stock at an average stock price of $27.20 for an aggregate of $25.7 million under the 2008 Share Buyback Program related to orders placed in June 2010.

On July 27, 2010, the Board of Directors authorized a change of the Company’s principal place of business from 487 East Middlefield Road, Mountain View, California 94043 to 21355 Ridgetop Circle, Dulles, Virginia 20166, effective upon the sale of the Authentication Services business.

In July 2010, the Company expanded the 2010 Restructuring Plan to include migration of all its corporate functions from its Mountain View facility to its facility in Dulles, Virginia, upon the closing of the sale of the Authentication Services business, including workforce reductions, abandonment of excess facilities and other exit costs.

On July 27, 2010, the Board of Directors authorized the repurchase of up to approximately $1.1 billion of VeriSign’s common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of its common stock. (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date.

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

Overview

VeriSign is one of the world’s leading providers of Internet infrastructure services. By leveraging its world-class global infrastructure, VeriSign delivers network confidence and availability for mission-critical Internet services. VeriSign’s Naming Services capabilities enable domain name registration through our registrar partners and provide network availability for registrars and Internet users alike.

As a result of our decision to sell our Authentication Services business, included in our former Internet, Infrastructure and Identity Services segment, we now have the following two reportable segments: (1) Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services; and (2) Other Services, which consists of the continuing operations of Content Portal Services (“CPS”), our remaining non-core business. NIA Services was formerly known as VeriSign Internet Defense Services.

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. As of June 30, 2010, we had approximately 101.5 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in mature markets such as the United States (“U.S.”) and Western Europe, growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. and Western Europe. NIA Services provides infrastructure assurance to organizations and is comprised of VeriSign iDefense Security Intelligence Services (“iDefense”) and Distributed Denial of Service (“DDoS”) mitigation. Revenues from NIA Services are not significant.

On May 19, 2010, we entered into an agreement to sell our Authentication Services business, including outstanding shares of capital stock of our majority-owned subsidiary VeriSign Japan K.K. (“VeriSign Japan”) and trademarks and certain intellectual property used in the Authentication Services business (including our checkmark logo and the Geotrust and thawte brand names), to Symantec Corporation (“Symantec”) for approximately $1.28 billion in cash. The Authentication Services business is comprised of Business Authentication Services and User Authentication Services. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize Secure Sockets Layer, or SSL, protocol. User Authentication

Services include identity protection services, fraud detection services, and managed public key infrastructure, or PKI, services. Also, included with the sale of the Authentication Services business, within the disposal group, is real and personal property owned at our Mountain View, California facility and other locations.

The assets and liabilities of the disposal group related to the Authentication Services business have been classified as held for sale as of June 30, 2010. Current and historical results of operations of the Authentication Services business have been classified as discontinued operations.

We decided to sell our Authentication Services business because of a rapid change in the market favoring large security providers with extensive integrated suites of products and services. This transaction will also allow us to focus on our growing Naming Services business, where we expect to build on our expertise and record of success as the longtime operator of the .com and .net domain infrastructures.

Business Highlights and Trends—Three and six months ended June 30, 2010

•

We recorded revenues of $168.7 million and $331.2 million during the three and six months ended June 30, 2010, an increase of 9% for both periods, as compared to the same periods last year. The increase was primarily due to a 9% year-over-year increase in active domain names ending in .com and .net and fee increases in our .com and .net registry fees in October 2008.

•

We recorded income from continuing operations attributable to VeriSign, Inc. stockholders of $26.3 million and $56.0 million during the three and six months ended June 30, 2010, respectively, an increase of 56% and 48%, respectively, as compared to the same periods last year. The increase was primarily due to an increase in our revenues.

•

We repurchased 8.1 million and 10.2 million shares of our common stock for an aggregate cost of $227.4 million and $277.9 million during the three and six months ended June 30, 2010, respectively, under the 2008 Share Buyback Program.

•

We purchased marketable securities of $113.2 million and $662.3 million and sold marketable securities of $100.1 million and $187.6 million during the three and six months ended June 30, 2010, respectively.

•	We generated cash flows from operating activities of $250.3 million during the six months ended June 30, 2010, an increase of 106% as compared to the same period last year.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	24	28	24	29
Sales and marketing	14	12	13	11
Research and development	8	8	8	9
General and administrative	19	24	21	25
Restructuring and other charges, net	4	—	2	1

Total costs and expenses	69	72	68	75

Operating income	31	28	32	25
Other loss, net	(5)	(7)	(5)	(5)

Income from continuing operations before income taxes	26	21	27	20
Income tax expense	(10)	(10)	(10)	(8)

Income from continuing operations, net of tax	16	11	17	12
Income from discontinued operations, net of tax	6	12	10	21

Net income	22	23	27	33
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(1)	—	(1)	—

Net income attributable to VeriSign, Inc. stockholders	21%	23%	26%	33%

Revenues

We have two reportable segments: Naming Services and Other Services. A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Naming Services	$167,882	9%	$153,418	$329,464	9%	$301,726
Other Services	802	(13%)	920	1,714	(24%)	2,264

Total revenues	$168,684	9%	$154,338	$331,178	9%	$303,990

Naming Services

Revenues related to our Naming Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, ..name and .jobs domain name registries. Revenues from .cc, .tv, .name and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with Internet Corporation for Assigned Names and Numbers (“ICANN”). Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with VeriSign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by our promotional programs, as well as fee increases as permitted under our agreements with ICANN. In December 2009, we announced a fee increase for .com domain name registration fees of 7% from $6.86 to $7.34 effective July 1, 2010. We have the contractual right to increase the fees for .com domain name registrations up to 7% either in 2011 or in 2012 prior to the end of the current agreement with ICANN on November 30, 2012. In December 2009, we also announced a fee increase for .net domain name registration fees of 10% from $4.23 to $4.65 effective July 1, 2010. We have the contractual right to increase the fees for .net domain name registrations up to 10% in 2011 prior to the end of the current agreement with ICANN on June 30, 2011. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

The following table presents the year-over-year change in active domain names ending in .com and .net managed by our Naming Services business:

	June 30, 2010	% Change	June 30, 2009
Active domain names ending in .com and .net	101.5 million	9%	93.5 million

The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2010 as a result of further Internet growth. In addition, we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our promotional programs. We expect Naming Services revenues to increase in fiscal 2010 as compared to fiscal 2009 as a result of continued growth in the number of active domain names ending in .com and .net and implementation of the fee increase which became effective in July 2010.

Our Naming Services revenues increased by $14.5 million and $27.7 million during the three and six months ended June 30, 2010, respectively, as compared to the same periods last year, primarily due to a 9% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 of 7% (from $6.42 to $6.86) and 10% (from $3.85 to $4.23), respectively, as per our agreements with ICANN, partially offset by a $3.3 million and a $7.6 million decrease in revenues from a one-time project during the three and six months ended June 30, 2009, respectively.

Our expectations and trends are based on what we observe and can project with regard to the current macro-economic environment. Our outlook is subject to broader changes in the market and could change significantly over time.

Geographic Revenues

We operate in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.

The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
U.S.	$102,981	4%	$99,359	$203,570	4%	$195,943
APAC	25,956	25%	20,735	49,859	20%	41,454
EMEA	22,829	19%	19,244	44,727	20%	37,284
Other	16,918	13%	15,000	33,022	13%	29,309

Total revenues	$168,684		$154,338	$331,178		$303,990

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from each of the respective regions increased during the three and six months ended June 30, 2010, as compared to the same periods last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and new domain name promotional programs. The increase in U.S. revenues from the increase in the number of domain names ending in .com and .net was partially offset by a decrease of $3.3 million and $7.6 million related to a one-time project during the three and six months ended, June 30, 2009, respectively.

Mature markets such as the U.S. and Western Europe, where broadband and e-commerce have seen strong market penetration, are expected to see decreasing incremental growth rates reflecting the maturing of these markets. We expect to see larger increases in certain other international regions, resulting from greater broadband and Internet penetration and expanding e-commerce.

Cost of revenues

Cost of revenues consist primarily of salaries and employee benefits expenses for our personnel that manage the operational systems, depreciation expenses, operational costs associated with the delivery of our services, registry fees, customer support and training, consulting and development services, costs of facilities and computer equipment used in these activities, and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Cost of revenues	$40,590	(6%)	$42,977	$80,322	(9%)	$88,221

Cost of revenues decreased during the three months ended June 30, 2010, as compared to the same period last year, primarily due to a decrease in allocated overhead expenses, partially offset by an increase in salary and employee benefits expenses. Allocated overhead expenses decreased by $3.0 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function. Salary and employee benefits expenses increased by $1.4 million, primarily due to an increase in average headcount, increases in merit-based pay and an increase in bonus expenses.

Cost of revenues decreased during the six months ended June 30, 2010, as compared to the same period last year, primarily due to decreases in allocated overhead expenses, direct cost of revenues, and contract and professional services expenses, partially offset by increases in salary and employee benefits expenses, telecommunication expenses, and depreciation expenses. Allocated overhead expenses decreased by $7.3 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function. Direct cost of revenues decreased by $1.5 million, primarily due to a decrease associated with a one-time revenue project during the six months ended June 30, 2009, partially offset by an increase in ICANN registry fees resulting from a fee increase effective July 2009. Contract and professional services expenses decreased by $1.3 million, primarily due to a decrease in services of outside contractors as a result of management’s cost savings initiatives. Salary and employee benefits expenses increased by $2.4 million, primarily due to an increase in average headcount, increases in merit-based pay and an increase in bonus expenses. Telecommunication expenses increased by $1.4 million, primarily due to an increase in collocation expenses and additional circuits required to support the increased infrastructure. Depreciation expenses increased by $1.0 million, primarily due to an increase in capitalized hardware and software to support investments in our infrastructure.

We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the six months ended June 30, 2010.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as the Internet, television, radio, print and direct mail advertising costs, and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Sales and marketing	$23,182	28%	$18,116	$44,630	31%	$34,075

Sales and marketing expenses increased during the three months ended June 30, 2010, as compared to the same period last year, primarily due to increases in advertising and marketing expenses, and salary and employee benefits expenses. Advertising and marketing expenses increased by $3.3 million, primarily due to certain corporate and Registry Services related advertising and marketing campaigns in 2010. Salary and employee benefits expenses increased by $1.9 million, primarily due to an increase in average headcount and an increase in sales commission payouts.

Sales and marketing expenses increased during the six months ended June 30, 2010, as compared to the same period last year, primarily due to increases in advertising and marketing expenses, salary and employee benefits expenses, and contract and professional services expenses, partially offset by a decrease in allocated overhead expenses. Advertising and marketing expenses increased by $7.5 million, primarily due to certain corporate and Registry Services related advertising and marketing campaigns in 2010. Salary and employee benefits expenses increased by $2.8 million, primarily due to an increase in average headcount and an increase in sales commission payouts. Contract and professional services expenses increased by $1.8 million, primarily due to an increase in services of outside contractors to support the advertising and marketing campaigns. Allocated overhead expenses decreased by $1.2 million, primarily due to decrease in allocable indirect costs.

We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the six months ended June 30, 2010.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, the cost of facilities, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Research and development	$13,824	6%	$12,985	$26,194	(2%)	$26,805

Research and development expenses increased during the three months ended June 30, 2010, as compared to the same period last year, primarily due to an increase in salary and employee benefits expenses. Salary and employee benefits expenses increased by $2.3 million, primarily due to an increase in average headcount to support new projects within our Registry and NIA Services, and increases in merit-based pay.

Research and development expenses decreased during the six months ended June 30, 2010, as compared to the same period last year, primarily due to a decrease in allocated overhead expenses, an increase in capitalized labor, and a decrease in contract and professional services expenses, partially offset by an increase in salary and employee benefits expenses. Allocated overhead expenses decreased by $2.1 million, primarily due to a decrease in allocable indirect costs. Capitalized labor increased by $1.3 million, primarily due to an increase in internally developed software projects. Contract and professional services expenses decreased by $1.1 million, primarily due to a decrease in services of outside contractors that supported certain projects in 2009. Salary and employee benefits expenses increased by $4.2 million, primarily due to an increase in average headcount to support new projects within our Registry and NIA Services, and increases in merit-based pay.

We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the six months ended June 30, 2010.

General and administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology and human resources personnel, facilities, computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees, and bad debt expense, offset by allocations of indirect costs such as facilities and shared services expenses to other cost types. All allocations of indirect costs are included in continuing operations.

A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
General and administrative	$32,957	(12%)	$37,339	$67,980	(10%)	$75,881

General and administrative expenses decreased during the three months ended June 30, 2010, as compared to the same period last year, primarily due to decreases in miscellaneous general and administrative expenses, contract and professional services expenses, telecommunication expenses and depreciation expenses, partially offset by a decrease in overhead expenses allocated to other cost types. Miscellaneous general and administrative expenses decreased by $3.3 million, primarily due to an adjustment of certain expense accruals during the three months ended June 30, 2010, and certain asset write-offs during the three months ended June 30, 2009. Contract and professional services expenses decreased by $1.6 million, primarily due to a decrease in professional services costs incurred for accounting and auditing services related to our divestiture strategy which we completed at the end of 2009, as well as a reduction in the use of outside contractors. Telecommunication expenses decreased by $1.3 million, primarily due to reduction in circuits required to support the business as a result of the divestitures. Depreciation expenses decreased by $1.2 million, primarily due to certain capital software projects being fully depreciated prior to 2010 and ceasing further depreciation on corporate assets held for sale in May 2010, the results of operations of which are classified as continuing operations. Overhead expenses allocated to other cost types decreased by $3.9 million, primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function.

General and administrative expenses decreased during the six months ended June 30, 2010, as compared to the same period last year, primarily due to decreases in contract and professional services expenses, salary and employee benefits expenses, telecommunication expenses, miscellaneous general and administrative expenses, depreciation expenses, and equipment and software expenses, partially offset by a decrease in overhead expenses allocated to other cost types. Contract and professional services expenses decreased by $5.3 million, primarily due to a decrease in professional services costs incurred for accounting and auditing services related to our divestiture strategy as well as a reduction in the use of outside contractors. Salary and employee benefits expenses decreased by $3.5 million, primarily due to a decrease in average headcount. Telecommunication expenses decreased by $3.4 million, primarily due to reduction in circuits required to support the business as a result of the divestitures and a one-time minimum commitment short-fall expense recorded during the three months ended March 31, 2009. Miscellaneous general and administrative expenses decreased by $2.9 million, primarily due to an adjustment of certain expense accruals during the three months ended June 30, 2010, and certain asset write-offs during the three months ended June 30, 2009. Depreciation expenses decreased by $1.7 million, primarily due to certain capital software projects being fully depreciated prior to 2010 and ceasing further depreciation on corporate assets held for sale in May 2010, the results of operations of which are classified as continuing operations. Equipment and software expenses decreased by $1.6 million, primarily due to management’s cost savings initiatives and a reduction in overall equipment and software to support continuing operations. Overhead expenses allocated to other cost types decreased by $10.6 million, primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function.

We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the six months ended June 30, 2010, primarily as a result of our obligation to support the transition services related to the sale of the Authentication Services business, once the sale closes. These transition services are expected to be substantially completed in fiscal 2011.

Restructuring Charges

The following table presents the nature of our restructuring charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Workforce reduction	$11,840	$3,494	$13,551	$6,703
Excess facilities	(9)	231	108	1,393

Total consolidated restructuring charges	$11,831	$3,725	$13,659	$8,096

Amounts classified as continuing operations	$7,539	$(123)	$7,838	$3,302

Amounts classified as discontinued operations	$4,292	$3,848	$5,821	$4,794

In connection with the sale of the Authentication Services business, we initiated a restructuring plan in the second quarter of 2010 (the “2010 Restructuring Plan”) including workforce reduction, abandonment of excess facilities and other exit costs. In July 2010, we expanded the 2010 Restructuring Plan to include migration of our corporate functions from our Mountain View facility to our facility in Dulles, Virginia, upon the closing of the sale of the Authentication Services business, including further workforce reductions, abandonment of excess facilities and other exit costs.

Under the expanded 2010 Restructuring Plan, we will incur total estimated pre-tax cash charges of $20.6 million in severance costs and other related employee termination costs. We recognized employee termination costs of $11.6 million during the second quarter of 2010. We expect to recognize excess facility exit costs in the range of $14.2 million to $16.9 million. We also expect to recognize significant non-cash charges related to additional stock-based compensation expense upon acceleration of stock-based awards for terminated employees. However, at this time, we are not able, in good faith, to make a determination of the estimated amount or range of amounts thereon. We expect to recognize all remaining cash and non-cash restructuring charges over the next several quarters through the end of fiscal 2011.

Other loss, net

Other loss, net, consists primarily of interest and dividend income earned on our cash, cash equivalents, and investments, interest expense related to our borrowings, net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of certain businesses, unrealized gains and losses on the contingent interest derivative on the convertible debentures, income from transition services agreements, and the net effect of foreign currency gains and losses. Net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of certain businesses and the net effect of foreign currency gains and losses are included in Other, net, in the table below.

A comparison of other loss, net is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Interest and dividend income	$2,046	$855	$3,139	$1,575
Interest expense	(11,966)	(11,805)	(23,964)	(23,610)
Unrealized gain (loss) on the contingent interest derivative on convertible debentures	1,281	(125)	1,750	1,049
Income from transition services agreements	858	1,056	3,878	1,838
Other, net	(335)	(466)	(79)	3,715

Total other loss, net	$(8,116)	$(10,485)	$(15,276)	$(15,433)

Other loss, net, decreased during the three months ended June 30, 2010, as compared to the same period last year, primarily due to an increase in interest and dividend income and an unrealized gain on the contingent interest derivative. Interest and dividend income increased, primarily as a result of investing in marketable securities which have higher interest rates as compared to money market funds.

Other loss, net, decreased slightly during the six months ended June 30, 2010, as compared to the same period last year, primarily due to increases in interest and dividend income and income from transition services agreements, partially offset by a decrease in Other, net. Interest and dividend income increased, primarily as a result of investing in marketable securities which have higher interest rates as compared to money market funds. Income from transition services agreements increased, primarily due to an increase in services provided to the buyers of certain divested businesses. During the six months ended June 30, 2009, Other, net, includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom.

Income taxes

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Income tax expense from continuing operations	$16,211	$15,593	$32,905	$22,812
Effective tax rate	38%	48%	37%	38%

The effective tax rate for the three and six months ended June 30, 2010 differs from the statutory federal rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and tax benefits from foreign income taxed at lower rates. The effective tax rate for the three and six months ended June 30, 2009 differs from the statutory federal rate of 35% due to the increase in income included on the

U.S. tax return, stock-based compensation expense and a one-time discrete income tax benefit related to a California tax law change. As of June 30, 2010, we plan to permanently reinvest all foreign earnings other than those from the entities included in the Authentication Services business disposal group. We may repatriate certain proceeds from the sale of the Authentication Services business disposal group after the transaction is closed, which will result in significant income taxes.

Income from Discontinued operations, net of tax

Income from discontinued operations for the three and six months ended June 30, 2010, represents the results of operations of the Authentication Services business and adjustments to gains or losses on divestitures completed in fiscal 2009, as a result of certain one-time employment termination costs and settlement of certain retained litigation of the divested businesses. Income from discontinued operations for the three and six months ended June 30, 2009, represents the results of operations of the Authentication Services business, results of operations of businesses divested in fiscal 2009, and gains or losses on completed divestitures. During the three and six months ended June 30, 2010, we recorded a $10.3 million one-time discrete income tax expense related to the anticipated sale of the outstanding stock of certain entities included in the Authentication Services business disposal group.

For a period of time, we will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the disposal group and certain of the completed divestitures. The activities that will give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The nature, magnitude and duration of the agreements will vary depending on the specific circumstances of the service, location and/or business need. The agreements can include the following: data center hosting, logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. The existing agreements have typically had terms from 1 to 24 months in length and are currently at various stages within their original term.

The following table presents the revenues and the components of income from discontinued operations, net of tax, attributable to VeriSign stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$101,782	$172,064	$203,692	$380,061

Income from discontinued operations before income taxes	$25,155	$52,122	$59,250	$117,722
Gains (losses) on sale of discontinued operations and estimated losses on assets held for sale, before income taxes	—	22,087	(963)	25,521
Income tax expense	(15,046)	(55,341)	(25,506)	(79,905)

Income from discontinued operations, net of tax	10,109	18,868	32,781	63,338
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(1,161)	(898)	(2,245)	(1,393)

Total income from discontinued operations, net of tax, attributable to VeriSign stockholders	$8,948	$17,970	$30,536	$61,945

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$862,923	$1,477,166
Marketable securities	474,356	185

Total	$1,337,279	$1,477,351

As of June 30, 2010, our principal source of liquidity was $862.9 million of cash and cash equivalents and $474.4 million of marketable securities. In summary, our cash flows for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$250,320	$121,265
Net cash (used in) provided by investing activities	(497,192)	309,120
Net cash (used in) provided by financing activities	(242,224)	92,736
Effect of exchange rate changes on cash and cash equivalents	(1,791)	(3,837)
Cash and cash equivalents included in assets held for sale	(123,356)	—

Net (decrease) increase in cash and cash equivalents	$(614,243)	$519,284

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, including payments related to taxes and facilities.

Net cash provided by operating activities increased, primarily due to a decrease in cash payments to suppliers and employees, and a decrease in cash paid for income taxes during the six months ended June 30, 2010, primarily resulting from the completion of our divestitures in 2009 and lower average headcount. The increase is partially offset by a decrease in cash received from customers resulting from a decrease in consolidated revenues, inclusive of revenues from discontinued operations, and timing of receipts from customers.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

Net cash used in investing activities increased, primarily due to purchases of marketable securities during the six months ended June 30, 2010, partially offset by an increase in proceeds received from the buyers of businesses divested in 2009 and maturities and sales of marketable securities during the six months ended June 30, 2010.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to stock repurchases, and stock option exercise activities.

Net cash used in financing activities increased, primarily due to stock repurchases during the six months ended June 30, 2010 partially offset by an increase in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plan, and a decrease in excess tax benefits on stock-based compensation.

Other Liquidity and Capital Resources Information

Our credit facility, which matures on June 7, 2011, is available for cash borrowings up to a maximum of $500.0 million. As of June 30, 2010, we had no outstanding borrowings under our credit facility.

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

There have been no significant changes in our market risk exposures since December 31, 2009, except as noted below:

Interest rate sensitivity

We invest in a variety of securities, including money market funds, debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and corporate debt securities. The primary objective of our short-term investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and earning an after-tax return commensurate with the risks associated in each portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We invest in investment grade marketable fixed income securities.

In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value of our fixed income securities in our short-term investment portfolio as of June 30, 2010, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value As of June 30, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
	(In thousands)
Fixed income securities	$513,640	$509,511	$505,381	$501,252	$497,123	$492,993	$488,864

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information set forth under “Legal Proceedings” in Note 13, “Contingencies,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by channel partners, resellers and registrars to offer competing products or modify or cease their marketing practices;

•	the mix of all our services sold during a period;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services or changes in marketing expenses related to promoting and distributing services provided by third-party registrars;

•	potential attacks by hackers, which could threaten the perceived reliability of our products and services;

•	changes in the level of spending for information technology-related products and services by enterprise customers; and

•

the uncertainties, costs and risks as a result of the completion of the sale of our Authentication Services business, including any income statement charges we incur in connection therewith and costs related to our transition services agreements and any retained liability related to existing and future claims or retained litigation.

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

The current global economic environment may continue to have a negative impact on demand for our services, our business and our foreign operations. The economic environment has or may negatively impact, among other things:

•	our customers’ continued growth and development of their businesses and our customers’ ability to continue as going concerns;

•	the ability of our customers to maintain their businesses;

•	current and future demand for our services, including decreases as a result of reduced spending on information technology and communications by our customers;

•	price competition for our products and services;

•	the ability of our suppliers to continue to fill our orders;

•	the price of our common stock;

•	our liquidity;

•	our ability to service our debt, to obtain financing or assume new debt obligations;

•	our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business; and

•	our ability to execute on any stock repurchase plans.

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

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which digital certificates and domain names are used for e-commerce and communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our customers, of new products and services, including our VeriSign Trust Seal services and Network Intelligence and Availability Services;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of June 30, 2010, we had 736, or 33%, of our employees outside the U.S. Excluding employees related to our Authentication Services business, as of June 30, 2010 we had 177, or 16%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as a small portion of our international revenues are not always denominated in U.S. dollars and some of our costs are denominated in foreign currencies;

•	difficulty in repatriating profits to the U.S.;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	the necessity of developing foreign language portals and products for our services;

•	difficulty of authenticating customer information for digital certificates and other purposes;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in some foreign countries;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

At June 30, 2010, we had $1.46 billion in cash, cash equivalents, marketable securities and restricted cash, of which $474.7 million was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and corporate debt securities meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling and cyber squatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities.

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

As a result of the sale of the Authentication Services business, the transitioning of key corporate functions to our Dulles, Virginia office and potential voluntary employee attrition, there is an increased risk of our failing to maintain an effective system of disclosure controls or internal controls over financial procedures, including satisfaction of the requirements of the Sarbanes-Oxley Act of 2002. Although we believe that we have adequately planned to address this risk, despite our efforts, if we were to fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of the Company could be harmed and current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our stock price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

Issues arising from our agreements with ICANN and the DOC could harm our Registry Services business.

The DOC has adopted a plan for the phased transition of its responsibilities for the DNS to ICANN. As part of this transition, we are parties to agreements with ICANN and the DOC as the exclusive registry of domain names within the .com gTLD and with ICANN with respect to being the exclusive registry for the .name and .net gTLDs.

We face risks arising from (i) our agreements with ICANN and the DOC and (ii) the transition of the DOC’s responsibilities for the DNS to ICANN, including the following:

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

•	the DOC’s or ICANN’s interpretation of provisions of our agreements with either of them could differ from ours; and

•	our Registry Services business could face legal or other challenges resulting from our activities or the activities of registrars and registrants.

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

As a result of these and other risks, it may be difficult for us to introduce new services in our Registry Services business and we could also be subject to additional restrictions, which may not also apply to our competitors, on how this business is conducted.

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

Currently, Internet users navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines changed the value of their algorithms on the use of a domain for finding a website; (iii) Internet users were to shift away from direct navigation; or (iv) Internet users increase the use of second or third level domains or alternate identifiers, the demand for domain names could decrease.

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

Services offered by our Authentication Services business rely on the continued integrity of public key cryptography technology and various hashing algorithms that may be compromised or proven obsolete over time.

Services offered by our Authentication Services business depend on public key cryptography technology. With public key cryptography technology, a user possesses a public key and a private key, both of which are required to perform encryption and decryption operations. The security afforded by this technology depends on the integrity of a user’s private key and ensuring that it is not lost, stolen or otherwise compromised. The integrity of private keys also depends in part on the application of specific mathematical principles known as “factoring.” This integrity is predicated on the assumption that the factoring of large numbers into their prime number components is difficult. Should an easy factoring method or other method be developed making currently used asymmetric key sizes such as 1024, 2048 and 4096 bits inadequate, the security of encryption products utilizing public key cryptography technology may require significant modifications or would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing PKI Services obsolete or unmarketable. Likewise, hashing algorithms, such as SHA1 or SHA2, are also utilized in public key cryptography technology and as new methods of attacking these algorithms are created, they could render our PKI Services obsolete or unmarketable. If improved techniques for attacking cryptographic systems were ever developed that make attacks practical, we would likely have to reissue digital certificates to some or all of our customers, which could damage our reputation and brand or otherwise harm our business. In the past there have been public announcements of the successful attack upon cryptographic keys of certain kinds and lengths and of the potential misappropriation of private keys and other activation data. This type of publicity could also hurt the public perception as to the safety of the public key cryptography technology included in our digital certificates. This negative public perception could harm our business.

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

In addition, our ability to issue SSL certificates, our Registry Services business and certain of our other services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our customers to the Shared Registration System. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past.

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

In addition to possible intellectual property litigation and infringement claims, we are involved in a number of investigations, claims and lawsuits. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in some or all of these investigations, claims and lawsuits may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Additionally, these investigations, claims and lawsuits may involve significant expense and diversion of management’s attention and resources from other matters.

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

Our VeriSign Identity Protection and VeriSign Trust Seal Services depend, in part, on the acceptance of our services.

We are investing in our VeriSign Identity Protection (“VIP”) Services and VeriSign Trust Seal Services, which form a part of Authentication Services, and the future growth of these services depends, in part, on the commercial success and acceptance, and reliability, of our VIP Services and VeriSign Trust Seal Services. Our VIP Services and VeriSign Trust Seal Services will suffer if our target customers do not use our VIP Services and VeriSign Trust Seal Services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced VIP Services and VeriSign Trust Seal Services. We are not certain that our target customers will choose our VIP Services and VeriSign Trust Seal Services or continue to use our VIP Services or VeriSign Trust Seal Services even after adoption.

Our Network Intelligence and Availability Services depend in part on the acceptance of our services.

We are investing in our Network Intelligence and Availability Services, and the future growth of these services depends, in part, on the commercial success and acceptance, and reliability, of our Network Intelligence and Availability Services. These services will suffer if our target customers do not adopt or use these services. We are not certain that our target customers will choose our Network Intelligence and Availability Services or continue to use these services even after adoption.

Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could be harmed.

We target our Authentication Services business at the market for trusted and secure e-commerce and communications over IP and other networks. Our Naming Services business is developing services in emerging markets that involve naming and directory services other than registry and related infrastructure services. Our Authentication Services business is working to expand our portfolio of business and consumer based authentication solutions through the development of new services that build on or complement current offerings. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

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

Changes in, or interpretations of, tax rules and regulations and other factors may adversely affect our effective tax rates.

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. There are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our income tax provision and net income in the period or periods for which that determination is made could result. Our effective tax rates may also change as a result of the sale of our Authentication Services business.

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

Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 14 registries for the operation of 16 gTLDs. In addition, there are over 240 ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage.

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

Additional competition to our business may arise from the introduction of new IDN TLDs and the upcoming introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN TLDs and such new IDN TLDs have started to be introduced into the root. Other new domain extensions (including ones for which we could apply) could become available by the end of 2011. We do not yet know the impact, if any, that these new domain extensions may have on our business. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

Competition in Network Intelligence and Availability Services: We face competition in the network intelligence and availability services industry from companies such as iSight Partners, Security Services X-Force Threat Analysis Service, Secunia ApS, SecureWorks, Inc., McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Sprint Nextel Corporation, Dyn, Inc.’s Dynect Platform, NeuStar Ultra Services, OpenDNS, BlueCat Networks, Inc., Incognito DNS, Nominum, Inc. and Afilias Limited.

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

Risks related to the sale of our Authentication Services business and the completion of our divestiture plan

We may face difficulties and additional risks if the sale of our Authentication Services business does not close, which may have a material adverse effect on our business.

If the transaction for the sale of our Authentication Services business does not close or the closing is delayed for an extended period of time, we will experience additional risks, including, but not limited to, the disruption of our business, the potential loss of key employees and the potential damage to relationships with our existing customers, any or all of which may have a material adverse effect on our business. In addition, the sale of our Authentication Services business requires a substantial amount of expense and management, administrative and operational resources. These demands may distract our management and employees from the day-to-day operation of our businesses.

We may be unable to achieve some or all of the benefits we expect to achieve from the sale of our Authentication Services business.

We may not be able to achieve the full strategic and financial benefits we expect from the sale of our Authentication Services business, and analysts and investors may not place greater value on VeriSign following the sale of our Authentication Services business than the value placed on us before the sale. Similarly, analysts and investors may place less value on VeriSign and its remaining operations following the sale of the Authentication Services business, and our stock price may decline as a result.

Our suite of products and services will be less diverse following the sale of our Authentication Services business.

During the six months ended June 30, 2010, revenues from our Naming Services business and Authentication Services business constituted 61% and 39% of our total consolidated revenues, respectively. Following the sale of the Authentication Services business, our Naming Services business, which derives most of its revenues from registration fees for domain names, will generate substantially all of our revenue. If there is a disruption in the Naming Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, changes in customer preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, one or more of the .com, .net, or .name Registry Agreements may not renew when they expire in 2011 (.net) and 2012 (.com and .name), which in the case of .com or .net, could have a material adverse effect on our business.

We face risks related to the terms of the sale of the Authentication Services business.

Under the agreement reached with Symantec for the sale of our Authentication Services business (the “Symantec Agreement”), we agreed to several terms that may pose risks to us, including the potential for confusion by the public with respect to Symantec’s right to use certain of our trademarks, brand and web site, as well as the risk that current or potential investors in our stock or customers for our products may attribute developments affecting products or services operated under the VeriSign name pursuant to licensing agreements with Symantec to us. This may have a negative impact on our reputation, our brand and the market for our products and services. In addition, we may determine that certain assets transferred to Symantec could have been useful in our Naming Services business or in other future endeavors, requiring us to design or purchase alternatives which could be costly and less effective than the transferred assets.

Under the terms of the Symantec Agreement, we have agreed to license rights to certain websites and domain name registrations to Symantec. We will be at risk that our customers will go to the licensed websites and be unable to locate our Registry Services and Network Intelligence and Availability Services. In addition, we will continue to maintain the registration rights for the domain names licensed to Symantec for which Symantec has sole control over the content, and we may be subject to claims of infringement if Symantec posts content that is alleged to infringe the rights of a third party. We may also face expenditures to procure registration rights to other domain names for our Naming Services, many of which may be owned by third parties.

We will be at risk of increased levels of employee attrition in the period subsequent to the closing of the sale of our Authentication Services business.

Although we believe that we will retain sufficient senior management and other employees to perform various functions at the Company, we are at risk of experiencing increased levels of employee attrition in the period following the closing of the sale of the Authentication Services business, and may encounter difficulty recruiting and hiring competent personnel to replace any key personnel who voluntarily terminate their employment with us. If we are unable to replace employees quickly, we may be forced to hire contractors or consultants at higher rates than the salaried employees whom they replace. In addition, it may take new personnel a significant period of time to understand and become familiar with Company processes. The failure to replace our departing personnel, if any, in a timely manner could result in our inability to perform various important functions, including completing our SEC filings, and could impair our ability to execute our business strategy, which could have a material adverse affect on our business.

We will transition key corporate functions from our California office to our Virginia office.

We may encounter difficulties and face risks as we transition key corporate functions from our Mountain View, California office to our Dulles, Virginia office, following the sale of the Authentication Services business, including our ability to timely complete our financial reporting, the impact on key corporate support functions, and our ability to attract and retain qualified employees. In addition, the large number of personnel displacements could impair employee morale, which could harm our business.

We continue to be responsible for certain liabilities and transition services following the divestiture of certain businesses.

Under the agreements reached with the buyers of certain businesses divested, including the Authentication Services business, we remain liable for certain liabilities related to the divested businesses. In addition, we have entered into, and may in the future amend or extend, transition services agreements with buyers in connection with the divestiture of certain businesses, including the Authentication Services business. These transition services may be required for a longer period of time than anticipated by management. In addition, we have agreed to perform certain transition services for a fixed price or for fixed hourly rates, but our actual costs to provide such services may exceed the fees buyers are contractually obligated to pay us under the relevant transition services agreements. The scope and magnitude of the transition services we have agreed to provide in connection with the sale of the Authentication Services business are greater than those provided under our divestiture plan, and we may face challenges performing such transition services, including that the focus of employees and resources supporting the transition services may impact their ability to support our existing businesses.

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

Under the agreements reached with buyers for certain businesses divested, including the Authentication Services business, we are restricted from competing, either directly or indirectly, with those businesses or from entering certain market sectors for a defined period of time pursuant to negotiated non-compete arrangements.

Risks related to our securities

We have a considerable number of common shares subject to future issuance.

As of June 30, 2010, we had one billion authorized common shares, of which 174.9 million shares were outstanding. In addition, of our authorized common shares, 27.1 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long term debt outstanding. In addition to the Convertible Debentures, we have a credit facility (“Facility”) with a borrowing capacity of $500.0 million, which matures on June 7, 2011. As of June 30, 2010, we had no outstanding borrowings under the Facility. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities.

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

On August 5, 2008, the Board of Directors authorized the repurchase of up to $680.0 million of our common stock, in addition to the $320.0 million of our common stock remaining available for repurchase under the previous 2006 stock repurchase program, for a total repurchase of up to $1 billion of our common stock (collectively, the “2008 Share Buyback Program”). The 2008 Share Buyback Program has no expiration date. As of June 30, 2010, $419.3 million remained available for further repurchases under the 2008 Share Buyback Program. On July 27, 2010, the Board of Directors authorized an increase in the 2008 Share Buyback Program to authorize a total of $1.5 billion in share repurchases as of that date (collectively, with the 2008 Share Buyback Program, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. Purchases made under the 2010 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

The following table presents the stock repurchase activity during the three months ended June 30, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1—30, 2010	—	$—	—	$646.7 million
May 1—31, 2010	—	—	—	646.7 million
June 1—30, 2010	8,056,425	$28.23	8,056,425	$419.3 million

	8,056,425		8,056,425

(1)	Represents shares repurchased under the 2008 Share Buyback Program.
(2)	Represents the remaining amount available for further share repurchases under the 2008 Share Buyback Program.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Form 10-Q. These agreements may contain representations and warranties by the parties thereto. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (1) may be intended not as statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements if those statements prove to be inaccurate, (2) may have been qualified by disclosures that were made to such other party or parties and that either have been reflected in the Company’s filings or are not required to be disclosed in those filings, (3) may apply materiality standards different from what may be viewed as material to investors and (4) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof or at any other time.

Exhibit Number	Exhibit Description
10.01	Acquisition Agreement by and between VeriSign, Inc., a Delaware corporation, and Symantec Corporation, a Delaware corporation, dated as of May 19, 2010. †

10.02	VeriSign, Inc. 2006 Equity Incentive Plan Form of Stock Option Agreement.

10.03	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement.

10.04	VeriSign, Inc. 2006 Equity Incentive Plan Form of Directors Nonqualified Stock Option Grant Agreement.

10.05	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: August 3, 2010	By:	/S/ MARK D. MCLAUGHLIN
Mark D. McLaughlin
Chief Executive Officer

Date: August 3, 2010	By:	/S/ BRIAN G. ROBINS
Brian G. Robins
Chief Financial Officer

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.01	Acquisition Agreement by and between VeriSign, Inc., a Delaware corporation, and Symantec Corporation, a Delaware corporation, dated as of May 19, 2010. †

10.02	VeriSign, Inc. 2006 Equity Incentive Plan Form of Stock Option Agreement.

10.03	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement.

10.04	VeriSign, Inc. 2006 Equity Incentive Plan Form of Directors Nonqualified Stock Option Grant Agreement.

10.05	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.