Form 10-Q
period 2010-09-30
VERISIGN INC/CA
filed 2010-10-29
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-23593

VERISIGN, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3221585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21355 Ridgetop Circle, Dulles, Virginia	20166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 948-3200

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 25, 2010
Common stock, $.001 par value	171,987,671

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Item 1—Condensed Consolidated Financial Statements (Unaudited) included in this section are as follows:

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,060,195	$1,477,166
Marketable securities	488,948	185
Accounts receivable, net	16,826	63,133
Prepaid expenses and other current assets	90,935	168,574

Total current assets	2,656,904	1,709,058

Property and equipment, net	191,426	403,821
Goodwill	52,527	289,980
Other intangible assets, net	2,943	22,420
Other assets	20,282	44,865

Total long-term assets	267,178	761,086

Total assets	$2,924,082	$2,470,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$162,997	$243,967
Deferred revenues	448,759	642,507

Total current liabilities	611,756	886,474

Long-term deferred revenues	205,003	245,734
Convertible debentures, including contingent interest derivative	578,262	574,378
Other long-term liabilities	283,605	164,894

Total long-term liabilities	1,066,870	985,006

Total liabilities	1,678,626	1,871,480

Commitments and contingencies
Stockholders’ equity:
VeriSign, Inc. stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 171,746,536 excluding 140,119,856 held in treasury, at September 30, 2010; and 183,299,463, excluding 124,434,684 held in treasury, at December 31, 2009	312	308
Additional paid-in capital	21,566,531	21,736,209
Accumulated deficit	(20,322,963)	(21,194,435)
Accumulated other comprehensive income	1,576	7,659

Total VeriSign, Inc. stockholders’ equity	1,245,456	549,741
Noncontrolling interest in subsidiary	—	48,923

Total stockholders’ equity	1,245,456	598,664

Total liabilities and stockholders’ equity	$2,924,082	$2,470,144

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$172,649	$156,807	$503,827	$460,797

Costs and expenses:
Cost of revenues	40,266	42,159	120,588	130,380
Sales and marketing	18,450	20,545	63,080	54,620
Research and development	14,537	13,245	40,731	40,050
General and administrative	33,644	35,315	101,624	111,196
Restructuring, impairment and other charges, net	6,303	11,455	14,141	14,269

Total costs and expenses	113,200	122,719	340,164	350,515

Operating income	59,449	34,088	163,663	110,282
Other loss, net	(7,500)	(9,056)	(22,776)	(24,489)

Income from continuing operations before income taxes	51,949	25,032	140,887	85,793
Income tax expense	(7,193)	(4,132)	(40,098)	(26,944)

Income from continuing operations, net of tax	44,756	20,900	100,789	58,849
Income from discontinued operations, net of tax	740,789	33,699	773,570	97,037

Net income	785,545	54,599	874,359	155,886
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(642)	(988)	(2,887)	(2,381)

Net income attributable to VeriSign, Inc. stockholders	$784,903	$53,611	$871,472	$153,505

Basic income per share attributable to VeriSign, Inc. stockholders from:
Continuing operations	$0.26	$0.11	$0.56	$0.31
Discontinued operations	4.26	0.17	4.30	0.49

Net income	$4.52	$0.28	$4.86	$0.80

Diluted income per share attributable to VeriSign, Inc. stockholders from:
Continuing operations	$0.26	$0.11	$0.56	$0.30
Discontinued operations	4.22	0.17	4.26	0.49

Net income	$4.48	$0.28	$4.82	$0.79

Shares used to compute net income per share attributable to VeriSign, Inc. stockholders:
Basic	173,572	192,619	179,240	192,527

Diluted	175,034	193,472	180,634	193,235

Amounts attributable to VeriSign, Inc. stockholders:
Income from continuing operations, net of tax	$44,756	$20,900	$100,789	$58,849
Income from discontinued operations, net of tax	740,147	32,711	770,683	94,656

Net income attributable to VeriSign, Inc. stockholders	$784,903	$53,611	$871,472	$153,505

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September
	2010	2009
Cash flows from operating activities:
Net income	$874,359	$155,886
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sale of discontinued operations, net of tax	(735,491)	12,707
Depreciation of property and equipment and amortization of other intangible assets	53,379	61,715
Stock-based compensation	42,201	39,405
Excess tax benefit associated with stock-based compensation	(167,194)	(100,583)
Other, net	8,435	8,286
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	11,154	14,519
Prepaid expenses and other assets	2,074	(7,271)
Accounts payable and accrued liabilities	8,607	5,368
Deferred revenues	70,955	32,010

Net cash provided by operating activities	168,479	222,042

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	239,680	117,901
Purchases of marketable securities and investments	(714,592)	(750)
Purchases of property and equipment	(68,646)	(66,067)
Proceeds received from divestiture of businesses, net of cash contributed and transaction costs	1,165,030	282,178
Other investing activities	(4,688)	(2,550)

Net cash provided by investing activities	616,784	330,712

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	56,442	32,906
Repurchases of common stock	(434,234)	(51,682)
Excess tax benefit associated with stock-based compensation	167,194	100,583
Other financing activities	(736)	(113)

Net cash (used in) provided by financing activities	(211,334)	81,694

Effect of exchange rate changes on cash and cash equivalents	9,100	8,790

Net increase in cash and cash equivalents	583,029	643,238
Cash and cash equivalents at beginning of period	1,477,166	789,068

Cash and cash equivalents at end of period	$2,060,195	$1,432,306

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$39,628	$39,256

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

On July 27, 2010, the Board of Directors authorized a change of the Company’s principal place of business from 487 East Middlefield Road, Mountain View, California 94043, to 21355 Ridgetop Circle, Dulles, Virginia 20166, effective upon the sale of the Authentication Services business.

On August 9, 2010, the Company sold its Authentication Services business, including outstanding shares of capital stock of its majority-owned subsidiary VeriSign Japan K.K. (“VeriSign Japan”) and trademarks and certain intellectual property used in the Authentication Services business (including the Company’s checkmark logo and the Geotrust and thawte brand names), to Symantec Corporation (“Symantec”) for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. The Authentication Services business included Business Authentication Services and User Authentication Services. Business Authentication Services enable enterprises and Internet merchants to implement and operate secure networks and websites that utilize Secure Sockets Layer, or SSL, protocol. User Authentication Services include identity protection services, fraud detection services, and managed public key infrastructure, or PKI, services. Also, included with the sale of the Authentication Services business were real and personal property owned by the Company at its Mountain View, California facility (“Mountain View facility”) and other locations. Current and historical results of operations of the Authentication Services business have been classified as discontinued operations.

The Company’s remaining business consists of the following two reportable segments: (1) Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services; and (2) Other Services which consists of the continuing operations of the Content Portal Services (“CPS”).

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. NIA Services provides infrastructure assurance to organizations and is comprised of VeriSign iDefense Security Intelligence Service (“iDefense”), Managed Domain Name System (“Managed DNS”) Services and Distributed Denial of Service (“DDoS”) mitigation. Revenues from NIA Services are not significant.

Reclassifications

The Condensed Consolidated Statements of Operations have been reclassified for all periods presented to reflect the discontinued operations treatment of the Authentication Services business. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations. Certain other reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within certain multiple-deliverable arrangements. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criterion that objective evidence of fair value must exist for the undelivered elements. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company has determined that the adoption of ASU 2009-13 will not have a material impact on its financial condition and results of operations.

In October 2009, the FASB issued ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude arrangements that contain tangible products for which the software element is “essential” to the functionality of the tangible products. ASU 2009-14 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company has determined that the adoption of ASU 2009-14 will not have a material impact on its financial condition and results of operations.

Note 2. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	September 30, 2010	December 31, 2009
	(In thousands)
Cash	$92,130	$227,547
Money market funds	1,150,388	736,459
Time deposits	804,131	514,938
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	321,957	—
Corporate debt securities	178,160	—
Debt securities issued by foreign governments	5,070	—
Equity securities of a public company	—	185

Total	$2,551,836	$1,479,129

Included in Cash and cash equivalents	$2,060,195	$1,477,166
Included in Marketable securities	$488,948	$185
Included in Other assets (1)	$2,693	$1,778

(1)	Represents restricted cash related to employee payroll withholdings, net of claims paid, for the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines.

The following table summarizes the Company’s unrealized gains and losses, and fair value of debt and equity securities designated as available-for-sale investments. There were no investments classified as either held-to-maturity or trading.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of September 30, 2010
Fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$318,391	$3,568	$(2)	$321,957
Corporate debt securities	176,449	1,715	(4)	178,160
Debt securities issued by foreign governments	5,063	7	—	5,070

Total fixed income securities	$499,903	$5,290	$(6)	$505,187

Included in Cash and cash equivalents				$16,239
Included in Marketable securities				$488,948

As of December 31, 2009
Equity securities of a public company (1)	$290	$—	$(105)	$185

(1)	Included in Marketable Securities

The following table presents the contractual maturities of the fixed income securities as of September 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due within one year	$85,765	$96	$—	$85,861
Due after one year through three years	414,138	5,194	(6)	419,326

Total	$499,903	$5,290	$(6)	$505,187

Net gains or losses recognized during the three and nine months ended September 30, 2010 and 2009 related to sales of marketable securities were not material.

Note 3. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurement Using
	Total Fair Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$1,150,388	$1,150,388	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	321,957	—	321,957	—
Corporate debt securities	178,160	—	178,160	—
Debt securities issued by foreign governments	5,070	—	5,070

Total	$1,655,575	$1,150,388	$505,187	$—

Liabilities:
Contingent interest derivative on convertible debentures	$8,875	$—	$—	$8,875
Foreign currency forward contracts (1)	1,626	—	1,626	—

Total	$10,501	$—	$1,626	$8,875

(1)	Included in Accounts payable and accrued liabilities

		Fair Value Measurement Using
	Total Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$736,459	$736,459	$—	$—
Equity securities of a public company (1)	185	185	—	—
Foreign currency forward contracts (2)	932	—	932	—

Total	$737,576	$736,644	$932	$—

Liabilities:
Contingent interest derivative on convertible debentures	$10,000	$—	$—	$10,000

Total	$10,000	$—	$—	$10,000

(1)	Included in Marketable securities
(2)	Included in Prepaid expenses and other current assets

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

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on convertible debentures during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$8,250	$9,500	$10,000	$10,549
Unrealized loss (gain) on the contingent interest derivative on convertible debentures	625	(750)	(1,125)	(1,799)

Ending balance	$8,875	$8,750	$8,875	$8,750

Other

The fair value of other financial instruments including accounts receivable, restricted cash and investments, and accounts payable, approximates their carrying amount. The fair value of the Company’s convertible debentures at September 30, 2010, is $1.3 billion, and is based on quoted market prices.

Note 4. Discontinued Operations

On August 9, 2010, the Company sold its Authentication Services business, including outstanding shares of capital stock of VeriSign Japan and trademarks and certain intellectual property used in the Authentication Services business (including the Company’s checkmark logo and the Geotrust and thawte brand names), to Symantec for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. Also included with the sale of the Authentication Services business were certain corporate assets, namely real and personal property owned by the Company at its Mountain View facility and other locations, which were transferred to the Authentication Services reporting unit before the sale. The Company recorded a gain on sale of $736.5 million, net of tax of $243.8 million. The divestiture transaction is subject to definitive adjustment to reflect the actual working capital as of the closing date. The gain on sale also reflects the realization of currency translation adjustments of $15.3 million previously included in Accumulated other comprehensive income and the recognition of non-controlling interest in VeriSign Japan of $54.3 million.

The following table presents the carrying amount of the major classes of assets and liabilities of the Authentication Services business as of August 9, 2010:

Aug 9, 2010
(In thousands)
Assets:
Cash and cash equivalents	$127,517
Accounts receivable, net	35,816
Prepaid expenses and other assets	58,861
Property and equipment, net	225,348
Goodwill	235,698
Other intangible assets, net	19,201

Total assets	$702,441

Liabilities:
Accounts payable and accrued liabilities	$19,271
Deferred revenues	308,772
Other liabilities	15,443

Total liabilities	$343,486

Current and historical results of operations of the Authentication Services business have been classified as discontinued operations. Income from discontinued operations for the three and nine months ended September 30, 2010, represents the results of operations of the Authentication Services business, the gain on sale of the Authentication Services business, and adjustments to gains or losses on divestitures completed in fiscal 2009, as a result of certain one-time employment termination costs and settlement of certain retained litigation of the divested businesses. Income from discontinued operations for the three and nine months ended September 30, 2009, represents the results of operations of the Authentication Services business, results of operations of businesses divested in fiscal 2009, and gains or losses on completed divestitures.

For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the Authentication Services business and certain other completed divestitures. These activities are transitional in nature and generally result from agreements ensuring and facilitating the orderly transfer of business operations. The nature, magnitude and duration of the agreements vary depending on the specific circumstances of the service, location or business need. The agreements can include the following: data center hosting, logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. The existing agreements typically have terms from 1 to 24 months in length and are currently at various stages within their original term.

The following table presents the revenues and the components of income from discontinued operations, net of tax, attributable to VeriSign stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$42,971	$141,732	$246,663	$521,793

Income from discontinued operations before income taxes	$4,666	$34,443	$63,916	$152,164
Net gains on sale of discontinued operations before income taxes	980,255	18,307	979,292	43,828
Income tax expense	(244,132)	(19,051)	(269,638)	(98,955)

Income from discontinued operations, net of tax	740,789	33,699	773,570	97,037
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(642)	(988)	(2,887)	(2,381)

Total income from discontinued operations, net of tax, attributable to VeriSign stockholders	$740,147	$32,711	$770,683	$94,656

Note 5. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Prepaid expenses	$11,696	$18,868
Deferred tax assets	34,606	65,984
Non-trade receivables	20,641	25,467
Receivables from buyers	11,385	34,365
Funds held by the Reserve	12,003	20,867
Other	604	3,023

Total prepaid expenses and other current assets	$90,935	$168,574

During the nine months ended, September 30, 2010, the Company received from buyers of the divested businesses substantially the entire amount included in Receivables from buyers as of December 31, 2009. As of September 30, 2010, Receivables from buyers primarily represents amounts due from Symantec for services performed on their behalf under transition services agreements.

During the nine months ended September 30, 2010, the Company received distributions of $8.9 million from the funds held by the Reserve.

Property and Equipment, Net

Property and equipment, net, consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Land	$4,681	$138,194
Buildings and building improvements	131,047	181,113
Computer equipment and software	248,353	362,475
Capital work in progress	5,599	7,067
Office equipment and furniture	7,634	14,292
Leasehold improvements	13,640	28,054

Total cost	410,954	731,195
Less: accumulated depreciation and amortization	(219,528)	(327,374)

Total property and equipment, net	$191,426	$403,821

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Accounts payable	$5,975	$16,228
Accrued employee compensation	45,162	75,855
Customer deposits, net	16,793	23,213
Payables to buyers	16,690	27,049
Taxes payable, deferred and other tax liabilities	23,265	27,206
Accrued restructuring costs	19,214	6,605
Other accrued liabilities	35,898	67,811

Total accounts payable and accrued liabilities	$162,997	$243,967

Accrued employee compensation primarily consists of employee accrued vacation, accrued payroll and taxes, accruals for employee contribution to the employee stock purchase plan, and bonus payable. Payables to buyers primarily consists of amounts due to Symantec for certain post-closing purchase price adjustments related to the sale of the Authentication Services business and for collections received on behalf of buyers of certain divested businesses under transition services agreements. As of September 30, 2010, Accrued restructuring costs primarily represents restructuring costs related to the sale of the Authentication Services business.

Other accrued liabilities consist primarily of interest on convertible debentures, accrued litigation, and accruals for products and services. During the nine months ended September 30, 2010, the Company paid $8.6 million for certain litigation settlements, net of insurance reimbursements. Interest on convertible debentures is paid semi-annually in arrears on August 15 and February 15.

Other Long-term Liabilities

	September 30, 2010	December 31, 2009
	(In thousands)
Deferred tax liabilities	$271,284	$144,777
Long-term tax liabilities	9,672	12,949
Long-term accrued restructuring costs	1,523	3,204
Other	1,126	3,964

Total other long-term liabilities	$283,605	$164,894

Deferred tax liabilities reflect the tax effects of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are net of deferred tax assets from the same tax jurisdiction. During the nine months ended September 30, 2010, the Company utilized deferred tax assets related to tax deductible goodwill to offset income tax payable upon the gain on the sale of the Authentication Services business and recorded additional deferred tax liabilities, primarily attributable to the gain on sale of the Authentication Services business, and temporary differences related to convertible debentures and property and equipment.

Note 6. Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business, the Company initiated a restructuring plan in the second quarter of 2010 (the “2010 Restructuring Plan”) including workforce reductions, abandonment of excess facilities and other exit costs. Under the 2010 Restructuring Plan, the Company expects to incur cash and non-cash charges related to employee termination costs and excess facility exit costs. In July 2010, the Company expanded the 2010 Restructuring Plan to include migration of its corporate functions from its Mountain View facility to its facility in Dulles, Virginia, including further workforce reductions, abandonment of excess facilities and other exit costs.

Under the expanded 2010 Restructuring Plan, the Company will incur total estimated pre-tax cash charges of $22.3 million in severance costs and other related employee termination costs. Through September 30, 2010, the Company has recorded a total of $17.9 million in cash restructuring charges, inclusive of amounts for discontinued operations, under its 2010 Restructuring Plan, related to employee terminations. The Company expects to recognize excess facility exit costs in the range of $14.2 million to $16.9 million. Additionally, the Company recognized stock-based compensation expenses of $9.1 million, inclusive of amounts for discontinued operations, during the three months ended September 30, 2010, upon acceleration of stock-based awards for employees notified of termination.

2008 Restructuring Plan

As part of its divestiture strategy announced in 2007, the Company had initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) including workforce reductions, abandonment of excess facilities and other exit costs. Through September 30, 2010, the Company recorded a total of $87.6 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan. The 2008 Restructuring Plan was substantially completed as of June 30, 2010.

The following table presents the nature of the restructuring charges under the 2010 and 2008 Restructuring Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Workforce reduction	$15,295	$2,648	$28,846	$9,351
Excess facilities	374	142	482	1,535

Total consolidated restructuring charges	$15,669	$2,790	$29,328	$10,886

Amounts classified as continuing operations	$6,303	$341	$14,141	$3,643

Amounts classified as discontinued operations	$9,366	$2,449	$15,187	$7,243

As of September 30, 2010, the consolidated accrued restructuring costs are $20.7 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2009	Costs Incurred	Costs Paid or Settled	Stock-Based Compensation	Accrued Restructuring Costs at September 30, 2010
	(In thousands)
Workforce reduction	$4,079	$28,846	$(7,074)	$(9,693)	$16,158
Excess facilities	5,730	482	(1,634)	—	4,578

Total accrued restructuring costs	$9,809	$29,328	$(8,708)	$(9,693)	$20,736

Included in current portion of accrued restructuring costs					$19,213

Included in long-term portion of accrued restructuring costs					$1,523

Note 7. Stockholders’ Equity

Comprehensive Income

Comprehensive income consists of Net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$785,545	$54,599	$874,359	$155,886
Foreign currency translation adjustments	3,160	5,820	7,251	(9,039)
Realized foreign currency translation adjustments attributable to the sale of the Authentication Services business, included in net income	(29,357)	—	(29,357)	—
Change in unrealized gain on investments, net of tax	2,886	(82)	5,628	(74)
Realized (gain) loss on investments, net of tax, included in net income	(87)	—	(239)	281

Comprehensive income	762,147	60,337	857,642	147,054
Less: Comprehensive (loss) income attributable to noncontrolling interest in subsidiary	(11,928)	3,645	(7,747)	1,621

Comprehensive income attributable to VeriSign, Inc. stockholders	$774,075	$56,692	$865,389	$145,433

Repurchase of Common Stock

On July 27, 2010, the Board of Directors authorized the repurchase of up to approximately $1.1 billion of VeriSign’s common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date.

During the three and nine months ended September 30, 2010, the Company repurchased 5.1 million and 15.3 million shares, respectively, of its common stock at an average stock price of $28.62 and $27.76, respectively, for an aggregate of $145.5 million and $423.5 million, respectively, under the 2008 Share Buyback Program and 2010 Share Buyback Program combined. As of September 30, 2010, $1.38 billion remained available for further repurchase under the 2010 Share Buyback Program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Weighted-average shares of common stock outstanding	173,572	192,619	179,240	192,527
Weighted-average potential shares of common stock outstanding:
Stock options	424	266	397	269
Unvested restricted stock units	962	587	888	439
Employee stock purchase plan	76	—	108	—

Shares used to compute diluted net income per share attributable to VeriSign, Inc. stockholders	175,034	193,472	180,634	193,235

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the weighted-average exercise price of the weighted-average stock options outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Weighted-average stock options outstanding	2,969	6,630	3,654	7,398
Weighted-average exercise price	$31.33	$28.24	$31.06	$28.25
Weighted-average restricted stock units outstanding	33	307	70	1,302
Employee stock purchase plan	73	338	486	398

There was no positive conversion spread relating to the convertible debentures during the three and nine months ended September 30, 2010 and 2009 and therefore there are no shares of common stock to be included in the calculation of diluted net income per share attributable to VeriSign, Inc. stockholders.

Note 9. Segment Information

As a result of the sale of the Authentication Services business, included in the former Internet, Infrastructure and Identity Services segment, the Company now operates in two reportable segments: (1) Naming Services and (2) Other Services.

Naming Services consists of Registry Services and NIA Services. Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. NIA Services provides infrastructure assurance to organizations and is comprised of iDefense, Managed DNS, and DDoS mitigation. Revenues from NIA Services are not significant.

The following tables present the results of the Company’s reportable segments:

	Three months ended September 30,
	2010			2009
	Naming Services	Other Services	Total	Naming Services	Other Services	Total
	(In thousands)
Revenues	$172,286	$363	$172,649	$155,480	$1,327	$156,807
Cost of revenues	33,173	472	33,645	30,948	1,307	32,255

	$139,113	$(109)	$139,004	$124,532	$20	$124,552

	Nine months ended September 30,
	2010			2009
	Naming Services	Other Services	Total	Naming Services	Other Services	Total
	(In thousands)
Revenues	$501,750	$2,077	$503,827	$457,206	$3,591	$460,797
Cost of revenues	93,738	2,758	96,496	92,270	3,719	95,989

	$408,012	$(681)	$407,331	$364,936	$(128)	$364,808

A reconciliation of the totals reported for the reportable segments to the applicable line items in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Total revenues from reportable segments	$172,649	$156,807	$503,827	$460,797
Total cost of revenues from reportable segments	33,645	32,255	96,496	95,989
Unallocated operating expenses (1)	79,555	90,464	243,668	254,526

Operating income	59,449	34,088	163,663	110,282
Other loss, net	(7,500)	(9,056)	(22,776)	(24,489)

Income from continuing operations before income taxes	$51,949	$25,032	$140,887	$85,793

(1)	Unallocated operating expenses include unallocated cost of revenues, sales and marketing, research and development, general and administrative, and restructuring and other charges, net.

Geographic Information

The Company operates in the U.S.; Australia, China, India, and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries, including Canada and Latin American countries.

The following table represents a comparison of the Company’s geographic revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
U.S.	$105,654	$97,975	$309,224	$293,918
APAC	26,500	22,629	76,359	64,083
EMEA	23,420	20,585	68,147	57,869
Other	17,075	15,618	50,097	44,927

Total revenues	$172,649	$156,807	$503,827	$460,797

Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	September 30, 2010	December 31, 2009
	(In thousands)
U.S.	$183,358	$380,732
EMEA	7,377	9,898
APAC	691	13,154
Other	—	37

Total property and equipment, net …	$191,426	$403,821

Assets are not tracked by segment and the chief operating decision maker does not evaluate segment performance based on asset utilization.

Major Customers

One customer accounted for 28% of revenues for both the three and nine months ended September 30, 2010. One customer accounted for 26% and 25% of revenues during the three and nine months ended September 30, 2009, respectively. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers. Three customers accounted for 24%, 17%, and 10%, respectively, of accounts receivable, net at September 30, 2010. No customer accounted for 10% or more of accounts receivable, net at December 31, 2009.

Note 10. Stock-Based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Stock-based compensation:
Cost of revenues	$1,010	$1,000	$3,321	$2,887
Sales and marketing	360	272	2,984	2,374
Research and development	1,508	852	3,824	2,384
General and administrative	4,944	3,946	15,438	14,638
Restructuring, impairment and other charges, net	932	33	1,065	581

Stock-based compensation for continuing operations	8,754	6,103	26,632	22,864
Discontinued operations	8,137	5,206	15,569	16,541

Total stock-based compensation	$16,891	$11,309	$42,201	$39,405

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Stock-based compensation:
Stock options	$1,307	$2,897	$5,952	$9,688
Employee stock purchase plan	1,960	2,468	7,687	7,856
Restricted stock units	4,943	6,044	20,375	22,010
Stock options/awards acceleration	9,123	596	9,693	1,985
Capitalization (1)	(442)	(696)	(1,506)	(2,134)

Total stock-based compensation	$16,891	$11,309	$42,201	$39,405

(1)	Included in Property and equipment, net.

Note 11. Other Loss, Net

The following table presents the components of Other loss, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Interest and dividend income	$1,908	$533	$5,047	$2,108
Interest expense	(12,140)	(11,867)	(36,104)	(35,477)
Unrealized (loss) gain on the contingent interest derivative on convertible debentures	(625)	750	1,125	1,799
Income from transition services agreements	3,020	1,230	6,898	3,068
Other, net	337	298	258	4,013

Total other loss, net	$(7,500)	$(9,056)	$(22,776)	$(24,489)

Interest and dividend income is earned principally from the investment of VeriSign’s surplus cash balances and marketable securities. Interest expense is principally incurred on convertible debentures. Income from transition services agreements includes fees generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. During the nine months ended September 30, 2009, Other, net, primarily includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom.

Note 12. Income Taxes

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Income tax expense from continuing operations	$7,193	$4,132	$40,098	$26,944
Effective tax rate	14%	17%	28%	31%

The effective tax rate for the three and nine months ended September 30, 2010, differs from the statutory federal rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, tax benefits from foreign income taxed at lower rates, discrete tax benefits related to lapses of statutes of limitation, and a one-time discrete tax expense related to a change in tax status in a foreign jurisdiction due to the sale of the Authentication Services business. The effective tax rate for the three and nine months ended September 30, 2009, differs from the statutory federal rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, discrete tax benefits related to lapses of statutes of limitation, and a one-time discrete income tax benefit related to a California tax law change.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. Deferred tax assets offset by a valuation allowance relate primarily to investments with differing book and tax bases and net operating losses in certain foreign jurisdictions. During the three months ended September 30, 2010, the Company utilized all net operating loss carryforwards not limited by applicable tax laws in the U.S Federal jurisdiction to offset the tax gain from the sale of the Authentication Services business.

As of September 30, 2010, and December 31, 2009, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $27.1 million and $30.0 million, respectively. During the three and nine months ended September 30, 2010, the Company recorded a decrease in unrecognized tax benefits of $6.8 million and $2.9 million, respectively. Of the net decrease of $6.8 million for the three months ended September 30, 2010, a decrease of $3.2 million related to lapses in the applicable statutes of limitation, an increase of $1.7 million related to current period activities, and a decrease of $5.3 million related to tax positions taken during a prior period. Of the net decrease of $2.9 million for the nine months ended September, 30, 2010, a decrease of $3.2 million related to lapses in the applicable statutes of limitation, an increase of $5.2 million related to current period activities, and a decrease of $4.9 million related to tax positions taken during a prior period. The prior period positions are decreased for the three and nine month periods ended September 30, 2010 due to the tax gain from the sale of the Authentication Services business. As of September 30, 2010, and December 31, 2009, $24.3 million and $29.0 million, respectively, of unrecognized tax benefits, including penalties and interest, would affect the Company’s effective tax rate if realized. The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and nine months ended September 30, 2010, the Company recognized a net benefit of $1.4 million and $1.1 million, respectively, for interest and penalties through Income tax expense as a result of lapses of statutes of limitation during the year. During the three and nine months ended September 30, 2009, the Company expensed $0.1 million and $0.7 million, respectively, for interest and penalties related to income tax liabilities through Income tax expense.

The Company’s major taxing jurisdictions are U.S. Federal, the states of California and Virginia, and Switzerland. The Company’s income tax returns are not currently under tax examination by the Internal Revenue Service or the Virginia Department of Revenue. The Company’s income tax return for the year ended December 31, 2005 is currently under examination by the California Franchise Tax Board. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for U.S. Federal, California and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2006 tax year and forward.

Note 13. Commitments and Contingencies

Commitments

On September 15, 2010, the Company entered into a lease agreement for an office building containing approximately 221,326 square feet in Reston, Virginia. The lease agreement is expected to commence in July 2011 commensurate with taking control of the premises. The lease term is for 15 years and 5 months. The lease includes a five month rent holiday followed by 18 months of a 50% rent concession. The minimum lease payments under the lease agreement as of September 30, 2010, are as follows:

Operating Lease Payments
(In thousands)
2011	$251
2012	3,022
2013	4,920
2014	6,382
2015	6,557
Thereafter	84,443

Total	$105,575

Legal Proceedings

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against VeriSign, m-Qube, Inc., and other defendants alleging that defendants collectively operate an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The Bentley matter is currently stayed. A motion to dismiss the ruling in Herbert was appealed. On July 8, 2010, the Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction and remanded the case to the district court. Certain defendants have asserted indemnity claims against VeriSign in connection with these matters.

As described in the VeriSign Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), filed with the SEC on February 26, 2010, VeriSign has been named as a defendant in litigation brought by the plaintiff Coalition for ICANN Transparency, Inc. (“CFIT”) asserting claims, among others, under Sections 1 and 2 of the Sherman Antitrust Act (the “Sherman Act”) in connection with the .com and .net registry agreements. The Second Amended Complaint, which was filed on December 28, 2006 and remains unanswered, includes a prayer for relief that the 2005 .net and 2006 .com agreements, and their renewal, be enjoined, and for damages, and for such other relief as the court may consider necessary. The claims with respect to the .net agreement have been dismissed by the court, and it is uncertain whether CFIT will further amend the complaint with respect to the dismissed claims based on the .net agreement or with respect to the requested relief. For a history of these proceedings, see the 2009 Annual Report under the heading entitled “Legal Proceedings”. On July 9, 2010, the U.S. Court of Appeals for the Ninth Circuit issued an order (the “Amended Order”) amending its June 5, 2009 order (the “Original Order”). The Original Order had reversed and remanded the district court’s dismissal of the second amended complaint filed by CFIT. The Amended Order denied VeriSign’s motion for rehearing and rehearing en banc and stated that CFIT’s complaint, assuming its material allegations to be true, plead plausible claims against VeriSign under Sections 1 and 2 of the Sherman Act in connection with the 2006 .com registry agreement. The U.S. Court of Appeals was reviewing matters of law at that stage in the pleadings, and was required to assume that all material allegations were true for purposes of assessing whether a valid claim had been plead. The amended opinion changed in two respects the U.S. Court of Appeal’s earlier decision. First, the U.S. Court of Appeals amended its opinion by explaining that, for purposes of reviewing the sufficiency of the complaint, it was not considering the role of the U.S. government in the 2006 .com registry agreement. Second, the amended opinion changed the earlier decision by explaining that “competitive bidding is not required” as a predicate to complying with the antitrust laws. The case has been remanded to the U.S. District Court for the Northern District of California. The District Court has scheduled a trial to begin December 5, 2011, a summary judgment hearing on threshold issues, including standing, the role of the United States government and ICANN, and immunity, as well as CFIT’s right to a jury trial, for March 2011 and a final summary judgment hearing for October 2011.

While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of ultimate loss contingencies, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

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

Indemnifications

In connection with the sale of the Authentication Services business to Symantec, the Company has agreed to indemnify Symantec for certain potential legal claims arising from the operation of the Authentication Services business for a period of sixty months after the closing of the sale transaction. The Company’s indemnification obligations in this regard are triggered only when indemnifiable claims exceed in the aggregate $4 million. Thereafter, the Company is obligated to indemnify Symantec for 50% of all indemnifiable claims. The Company’s maximum indemnification obligation with respect to these claims is capped at $125 million. A loss related to this indemnification obligation is neither probable nor reasonably estimable.

Note 14. Subsequent Events

The Company has a credit facility, maturing on June 7, 2011, which permits cash borrowings up to a maximum of $500.0 million. On October 27, 2010, the Company notified the Administrative Agent under the credit facility of its intention to terminate the credit facility, effective November 3, 2010.

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

As a result of the sale of our Authentication Services business, included in our former Internet, Infrastructure and Identity Services segment, we now have the following two reportable segments: (1) Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services; and (2) Other Services, which consists of the continuing operations of Content Portal Services (“CPS”), our remaining non-core business.

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. As of September 30, 2010, we had approximately 103.5 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in mature markets such as the United States (“U.S.”), growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance to organizations and is comprised of VeriSign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service mitigation. Revenues from NIA Services are not significant.

On August 9, 2010, we sold our Authentication Services business, including outstanding shares of capital stock of VeriSign Japan and trademarks and certain intellectual property used in the Authentication Services business (including our checkmark logo and the Geotrust and thawte brand names), to Symantec for a cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. Also included with the sale of the Authentication Services business were real and personal property owned by the Company at our Mountain View facility and other locations. We recorded a gain on sale of $736.5 million, net of tax of $243.8 million. The divestiture transaction is subject to definitive adjustment to reflect the actual working capital as of the closing date. Current and historical results of operations of the Authentication Services business have been classified as discontinued operations. As a result of the sale of the checkmark logo, VeriSign is in the process of selecting, clearing and adopting a new logo for the Company.

Business Highlights and Trends—Three and nine months ended September 30, 2010

•

We recorded revenues of $172.7 million and $503.8 million during the three and nine months ended September 30, 2010, an increase of 10% and 9%, respectively, as compared to the same periods last year. The increase was primarily due to a 9% year-over-year increase in active domain names ending in .com and .net and fee increases in our .com and .net registry fees in October 2008 and July 2010.

•

We recorded income from continuing operations attributable to VeriSign, Inc. stockholders of $44.8 million and $100.8 million during the three and nine months ended September 30, 2010, respectively, an increase of 114% and 71%, respectively, as compared to the same periods last year.

•

On August 9, 2010, we sold our Authentication Services business to Symantec for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. We recorded a gain on sale of $736.5 million, net of tax of $243.8 million.

•

On July 27, 2010, the Board of Directors authorized the repurchase of up to approximately $1.1 billion of our common stock, in addition to the $393.6 million of our common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of our common stock (collectively, the “2010 Share Buyback Program”). We repurchased 5.1 million and 15.3 million shares of our common stock for an aggregate cost of $145.5 million and $423.5 million during the three and nine months ended September 30, 2010, respectively.

•

We purchased marketable securities of $52.3 million and $714.6 million and sold marketable securities of $39.1 million and $226.7 million during the three and nine months ended September 30, 2010, respectively.

•

We generated cash flows from operating activities of $168.5 million during the nine months ended September 30, 2010, a decrease of 24% as compared to the same period last year. The decrease was primarily due to a decrease in income tax payable upon the gain resulting from the sale of the Authentication Services business, by utilizing carried forward excess tax benefits from exercises of stock options and other employee stock purchases.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100%	100%	100%	100%

Costs and expenses:
Cost of revenues	23	27	24	28
Sales and marketing	11	13	13	12
Research and development	8	8	8	9
General and administrative	20	23	20	24
Restructuring, impairment and other charges, net	4	7	3	3

Total costs and expenses	66	78	68	76

Operating income	34	22	32	24
Other loss, net	(4)	(6)	(4)	(5)

Income from continuing operations before income taxes	30	16	28	19
Income tax expense	(4)	(3)	(8)	(6)

Income from continuing operations, net of tax	26	13	20	13
Income from discontinued operations, net of tax	429	21	154	21

Net income	455	34	174	34
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	—	(1)	(1)

Net income attributable to VeriSign, Inc. stockholders	455%	34%	173%	33%

Revenues

We have two reportable segments: Naming Services and Other Services. A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Naming Services	$172,286	11%	$155,480	$501,750	10%	$457,206
Other Services	363	(73%)	1,327	2,077	(42%)	3,591

Total revenues	$172,649	10%	$156,807	$503,827	9%	$460,797

Naming Services

Revenues related to our Naming Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name and .jobs domain name registries. Revenues from .cc, .tv, .name and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with Internet Corporation for Assigned Names and Numbers (“ICANN”). Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with VeriSign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by continued Internet growth, promotional programs, marketing expenditure by third-party registrars, as well as fee increases as permitted under our agreements with ICANN. On July 1, 2010, we increased our .com domain name registration fees by 7% from $6.86 to $7.34. We have the contractual right to increase the fees for .com domain name registrations up to 7% either in 2011 or in 2012 prior to the end of the current agreement with ICANN on November 30, 2012. On July 1, 2010, we increased our .net domain name registration fees by 10% from $4.23 to $4.65. We have the contractual right to increase the fees for .net domain name registrations up to 10% in 2011 prior to the end of the current agreement with ICANN on June 30, 2011. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars.

The following table presents the year-over-year change in active domain names ending in .com and .net managed by our Naming Services business:

	September 30, 2010	% Change	September 30, 2009
Active domain names ending in .com and .net	103.5 million	9%	94.9 million

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

Our Naming Services revenues increased by $16.8 million and $44.5 million during the three and nine months ended September 30, 2010, respectively, as compared to the same periods last year, primarily due to a 9% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 and July 2010 as per our agreements with ICANN. The increase in Naming Services revenues for the nine months ended September 30, 2010, was partially offset by a $7.6 million decrease in revenues from a one-time project completed during the nine months ended September 30, 2009.

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

The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
U.S.	$105,654	8%	$97,975	$309,224	5%	$293,918
APAC	26,500	17%	22,629	76,359	19%	64,083
EMEA	23,420	14%	20,585	68,147	18%	57,869
Other	17,075	9%	15,618	50,097	12%	44,927

Total revenues	$172,649		$156,807	$503,827		$460,797

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from each of the respective regions increased during the three and nine months ended September 30, 2010, as compared to the same periods last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 and July 2010. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and new domain name promotional programs. During the nine months ended September 30, 2010, the increase in U.S. revenues was partially offset by a decrease of $7.6 million related to a one-time project completed during the nine months ended September 30, 2009.

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

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Cost of revenues	$40,266	(4%)	$42,159	$120,588	(8%)	$130,380

Cost of revenues decreased during the three months ended September 30, 2010, as compared to the same period last year, primarily due to decreases in allocated overhead expenses and occupancy expenses, partially offset by an increase in telecommunication expenses. Allocated overhead expenses decreased by $3.0 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function. Occupancy expenses decreased by $1.0 million, primarily due to the purchase in December 2009 of a previously leased facility, management’s cost-saving initiatives to reduce overall utility expenses, and the elimination of certain shared services utility expenses as a result of the sale of the Authentication Services business. Telecommunication expenses increased by $1.6 million, primarily due to an increase in colocation expenses and additional circuits required to support the increase in our network infrastructure.

Cost of revenues decreased during the nine months ended September 30, 2010, as compared to the same period last year, primarily due to decreases in allocated overhead expenses, occupancy expenses, direct cost of revenues, expenses related to the CPS business, and contract and professional services expenses, partially offset by increases in telecommunication expenses, salary and employee benefits expenses and depreciation expenses. Allocated overhead expenses decreased by $11.0 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function. Occupancy expenses decreased by $1.8 million, primarily due to the purchase in December 2009 of a previously leased facility, management’s cost-saving initiatives to reduce overall utility expenses, and the elimination of certain shared services utility expenses as a result of the sale of the Authentication Services business. Direct cost of revenues decreased by $1.7 million, primarily due to a decrease associated with a one-time revenue project completed during the nine months ended September 30, 2009, partially offset by an increase in ICANN registry fees resulting from a fee increase effective

July 2009. Expenses related to our CPS business decreased by $1.4 million, primarily as a result of winding down the business. Contract and professional services expenses decreased by $1.4 million, primarily due to a decrease in services of outside contractors and the conversion of contractors to employees. Telecommunication expenses increased by $3.0 million, primarily due to an increase in colocation expenses and additional circuits required to support the increase in our network infrastructure. Salary and employee benefits expenses increased by $2.7 million, primarily due to an increase in average headcount. Depreciation expenses increased by $2.0 million, primarily due to an increase in capitalized hardware and software to support investments in our infrastructure.

We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of fiscal 2010 and in 2011 as compared to the nine months ended September 30, 2010.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Sales and marketing	$18,450	(10%)	$20,545	$63,080	15%	$54,620

Sales and marketing expenses decreased during the three months ended September 30, 2010, as compared to the same period last year, primarily due to decreases in contract and professional services expenses and allocated overhead expenses. Contract and professional services expenses decreased by $1.8 million, primarily due to certain market strategy and international marketing initiatives costs during the three months ended September 30, 2009. Allocated overhead expenses decreased $1.6 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function.

Sales and marketing expenses increased during the nine months ended September 30, 2010, as compared to the same period last year, primarily due to increases in advertising and marketing expenses and salary and employee benefits expenses, partially offset by a decrease in allocated overhead expenses. Advertising and marketing expenses increased by $7.7 million, primarily due to certain corporate and Registry Services related advertising and marketing campaigns in 2010. Salary and employee benefits expenses increased by $3.1 million, primarily due to an increase in average headcount which will primarily support the expansion of the NIA business. Allocated overhead expenses decreased by $2.9 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function as a result of the sale of the Authentication Services business and other divestitures in 2009.

We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the nine months ended September 30, 2010.

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

A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Research and development	$14,537	10%	$13,245	$40,731	2%	$40,050

Research and development expenses increased during the three months ended September 30, 2010, as compared to the same period last year, primarily due to an increase in salary and employee benefits expenses. Salary and employee benefits expenses increased by $1.8 million, primarily due to an increase in average headcount to support new projects within our Registry and NIA Services.

Research and development expenses increased during the nine months ended September 30, 2010, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses, and stock-based compensation expenses, partially offset by a decrease in allocated overhead expenses and an increase in capitalized labor. Salary and employee benefits expenses increased by $5.2 million, primarily due to an increase in average headcount to support new projects within our Registry and NIA Services. Stock-based compensation expenses increased by $1.4 million, primarily due to new grants of stock awards in 2010, an increase in average headcount and increases in Employee Stock Purchase Plan contributions in 2010. Allocated expenses decreased by $2.7 million, primarily due to a decrease in allocable indirect costs. Capitalized labor increased by $1.7 million, primarily due to an increase in internally developed software projects.

We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 and in 2011 as compared to the nine months ended September 30, 2010.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
General and administrative	$33,644	(5%)	$35,315	$101,624	(9%)	$111,196

General and administrative expenses decreased during the three months ended September 30, 2010, as compared to the same period last year, primarily due to decreases in contract and professional services expenses, depreciation expenses, legal expenses, telecommunication expenses, and miscellaneous general and administrative expenses, partially offset by a decrease in overhead expenses allocated to other cost types and an increase in stock-based compensation expenses. Contract and professional services expenses decreased by $2.5 million, primarily due to a decrease in professional services costs incurred in 2009 for accounting and auditing services related to our divestiture strategy, as well as a reduction in the use of outside contractors. Depreciation expenses decreased by $1.6 million, primarily due to certain capital software projects being fully depreciated prior to 2010 and ceasing further depreciation on corporate assets held for sale in May 2010, the results of operations of which were classified as continuing operations until the third quarter of 2010. Legal expenses decreased by $1.5 million, primarily as a result of receiving insurance reimbursements in excess of litigation expenses related to a certain legal matter. Telecommunication expenses decreased by $1.4 million, primarily due to a reduction in circuits required to support the business as a result of the divestitures of certain businesses. Miscellaneous general and administrative expenses decreased by $1.2 million, primarily due to a release of an accrual for certain non-income tax contingencies during the three months ended September 30, 2010 when the statute of limitations expired. Overhead expenses allocated to other cost types decreased by $5.0 million, primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function. Stock-based compensation expenses increased by $1.0 million, primarily due to a forfeiture true-up related expense reversal adjustment during the three months ended September 30, 2009.

General and administrative expenses decreased during the nine months ended September 30, 2010, as compared to the same period last year, primarily due to decreases in contract and professional services expenses, telecommunication expenses, miscellaneous general and administrative expenses, salary and employee benefits expenses, depreciation expenses, legal expenses, and equipment and software expenses, partially offset by a decrease in overhead expenses allocated to other cost types. Contract and professional services expenses decreased by $7.8 million, primarily due to a decrease in professional services costs incurred in 2009 for accounting and auditing services related to our divestiture strategy, as well as a reduction in the use of outside contractors. Telecommunication expenses decreased by $4.9 million, primarily due to reduction in circuits required to support the business as a result of the divestitures and a one-time minimum commitment short-fall expense recorded during the three months ended March 31, 2009. Miscellaneous general and administrative expenses decreased by $4.1 million, primarily due to a refund during the three months ended March 31, 2010 of previously expensed non-income tax payment, an adjustment of certain expense accruals during the three months ended June 30, 2010, a release of an accrual for certain non-income tax contingencies during the three months ended September 30, 2010, when the statute of limitations expired, and certain asset write-offs during the three months ended June 30, 2009. Salary and employee benefits expenses decreased by $3.5 million, primarily due to a decrease in average headcount. Depreciation expenses decreased by $3.3 million, primarily due to certain capital software projects being fully depreciated prior to 2010 and ceasing further depreciation on corporate assets held for sale in May 2010, the results of operations of which were classified as continuing operations until the third quarter of 2010. Legal expenses decreased by $2.1 million, primarily as a result of receiving insurance reimbursements in excess of litigation expenses related to a certain legal matter and a reduction in overall legal fees. Equipment and software expenses decreased by $1.7 million, primarily due to management’s cost savings initiatives and a reduction in overall equipment and software to support continuing operations. Overhead expenses allocated to other cost types decreased by $16.0 million, primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function.

We expect general and administrative expenses as a percentage of revenues to remain consistent during the remainder of fiscal 2010 as compared to the nine months ended September 30, 2010, primarily as a result of our obligation to support the transition services related to the sale of the Authentication Services business. We expect general and administrative expenses as a percentage of revenues to decrease in 2011 as compared to the nine months ended September 30, 2010, as these transition services are completed in 2011.

Restructuring Charges

The following table presents the nature of our restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Workforce reduction	$15,295	$2,648	$28,846	$9,351
Excess facilities	374	142	482	1,535

Total consolidated restructuring charges	$15,669	$2,790	$29,328	$10,886

Amounts classified as continuing operations	$6,303	$341	$14,141	$3,643

Amounts classified as discontinued operations	$9,366	$2,449	$15,187	$7,243

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

Under the expanded 2010 Restructuring Plan, we will incur total estimated pre-tax cash charges of $22.3 million in severance costs and other related employee termination costs. Through September 30, 2010, we recorded a total of $17.9 million in cash restructuring charges, inclusive of amounts for discontinued operations, under our 2010 Restructuring Plan, related to employee terminations. We expect to recognize excess facility exit costs in the range of $14.2 million to $16.9 million. Additionally we recognized stock-based compensation expenses of $9.1 million, inclusive of amounts for discontinued operations, during the three months ended September 30, 2010, upon acceleration of stock-based awards for employees notified of termination and expect to recognize further expenses for employees to be terminated in the future. However, at this time, we are not able, in good faith, to make a determination of the estimated amount or range of amounts thereon. We expect to recognize all remaining cash and stock-based restructuring charges over the next several quarters through the end of fiscal 2011.

Impairments and Other Charges

In 2009, we recorded an impairment charge of $9.7 million related to our .name generic top level domain (“gTLD”) intangible asset and a reversal of impairment charges of $0.8 million related to property and equipment of our CPS business that was previously classified as a disposal group held for sale and subsequently reclassified as held and used in 2009.

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

A comparison of other loss, net is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Interest and dividend income	$1,908	$533	$5,047	$2,108
Interest expense	(12,140)	(11,867)	(36,104)	(35,477)
Unrealized (loss) gain on the contingent interest derivative on convertible debentures	(625)	750	1,125	1,799
Income from transition services agreements	3,020	1,230	6,898	3,068
Other, net	337	298	258	4,013

Total other loss, net	$(7,500)	$(9,056)	$(22,776)	$(24,489)

Other loss, net, decreased during the three months ended September 30, 2010, as compared to the same period last year, primarily due to increases in interest and dividend income and income from transition services agreements, partially offset by an unrealized loss recorded on the contingent interest derivative. Interest and dividend income increased, primarily as a result of investing in marketable securities which have higher interest rates in 2010 as compared to money market funds. Income from transition services agreements increased primarily due to transition services provided to the buyer of the Authentication Services business.

Other loss, net, decreased during the nine months ended September 30, 2010, as compared to the same period last year, primarily due to increases in interest and dividend income and income from transition services agreements, partially offset by decreases in Other, net. Interest and dividend income increased, primarily as a result of investing in marketable securities which have higher interest rates in 2010 as compared to money market funds. Income from transition services agreements increased, primarily due to transition services provided to the buyers of certain divested businesses. During the nine months ended September 30, 2009, Other, net, includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom.

Income taxes

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Income tax expense from continuing operations	$7,193	$4,132	$40,098	$26,944
Effective tax rate	14%	17%	28%	31%

The effective tax rate for the three and nine months ended September 30, 2010, differs from the statutory federal rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, tax benefits from foreign income taxed at lower rates, discrete tax benefits related to lapses of statutes of limitation, and a one-time discrete tax expense related to a change in tax status in a foreign jurisdiction due to the sale of the Authentication Services business. The effective tax rate for the three and nine months ended September 30, 2009, differs from the statutory federal rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, discrete tax benefits related to lapses of statutes of limitation, and a one-time discrete income tax benefit related to a California tax law change. As of September 30, 2010, we plan to continue with our policy of permanently reinvesting all foreign earnings.

Income from Discontinued operations, net of tax

Income from discontinued operations for the three and nine months ended September 30, 2010, represents the results of operations of the Authentication Services business, the gain on sale of the Authentication Services business, and adjustments to gains or losses on divestitures completed in fiscal 2009, as a result of certain one-time employment termination costs and settlement of certain retained litigation of the divested businesses. Income from discontinued operations for the three and nine months ended September 30, 2009, represents the results of operations of the Authentication Services business, results of operations of businesses divested in fiscal 2009, and gains or losses on completed divestitures.

For a period of time, we will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the Authentication Services business and certain other completed divestitures. These activities are transitional in nature and generally result from agreements ensuring and facilitating the orderly transfer of business operations. The nature, magnitude and duration of the agreements vary depending on the specific circumstances of the service, location or business need. The agreements can include the following: data center hosting, logistics, customer service, support of financial processes, procurement, human resources, facilities management, data collection and information services. The existing agreements typically have terms from 1 to 24 months in length and are currently at various stages within their original term.

The following table presents the revenues and the components of income from discontinued operations, net of tax, attributable to VeriSign stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$42,971	$141,732	$246,663	$521,793

Income from discontinued operations before income taxes	$4,666	$34,443	$63,916	$152,164
Net gains on sale of discontinued operations before income taxes	980,255	18,307	979,292	43,828
Income tax expense	(244,132)	(19,051)	(269,638)	(98,955)

Income from discontinued operations, net of tax	740,789	33,699	773,570	97,037
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(642)	(988)	(2,887)	(2,381)

Total income from discontinued operations, net of tax, attributable to VeriSign stockholders	$740,147	$32,711	$770,683	$94,656

We recognized carried forward excess tax benefits from exercises of stock options and other employee stock purchases of $154.1 million during the three months ended September 30, 2010, to reduce income tax payable upon the gain resulting from the sale of the Authentication Services business.

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$2,060,195	$1,477,166
Marketable securities	488,948	185

Total	$2,549,143	$1,477,351

As of September 30, 2010, our principal source of liquidity was $2.1 billion of cash and cash equivalents and $488.9 million of marketable securities. In summary, our cash flows for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$168,479	$222,042
Net cash provided by investing activities	616,784	330,712
Net cash (used in) provided by financing activities	(211,334)	81,694
Effect of exchange rate changes on cash and cash equivalents	9,100	8,790

Net increase in cash and cash equivalents	$583,029	$643,238

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, including payments related to taxes and facilities.

Net cash provided by operating activities decreased, primarily due to a decrease in cash received from customers resulting from a decrease in consolidated revenues, inclusive of revenues from discontinued operations, timing of receipts from customers during the nine months ended September 30, 2010 and a decrease in income tax payable upon the gain resulting from the sale of the Authentication Services business, by utilizing carried forward excess tax benefits from exercises of stock options and other employee stock purchases. The decrease is partially offset by a decrease in cash payments to suppliers and employees, primarily resulting from the completion of our divestitures in 2009, the divestiture of the Authentication Services business in August 2010 and lower average headcount.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

Net cash provided by investing activities increased, primarily due to net proceeds received from the divestiture of the Authentication Services business in August 2010 and maturities and sales of marketable securities during the nine months ended September 30, 2010, partially offset by purchases of marketable securities during the nine months ended September 30, 2010.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to stock repurchases, and stock option exercise activities.

Net cash used in financing activities increased, primarily due to an increase in stock repurchases during the nine months ended September 30, 2010. The increase is partially offset by an increase in excess tax benefits from exercises of stock options and employee stock purchases and an increase in proceeds received from issuance of common stock from stock option exercises and employee stock purchase plan.

Other Liquidity and Capital Resources Information

Our credit facility, which matures on June 7, 2011, permits cash borrowings up to a maximum of $500.0 million. As of September 30, 2010, we had no outstanding borrowings under our credit facility. On October 27, 2010, the Company notified the Administrative Agent under the credit facility of its intention to terminate the credit facility, effective November 3, 2010.

As of September 30, 2010, our principal source of liquidity was $2.1 billion of cash and cash equivalents, including $1.14 billion in net cash we received from the sale of the Authentication Services business, and $488.9 million of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and corporate debt securities meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of time deposits and amounts deposited in money market funds. As of September 30, 2010, $505.2 million of marketable securities were invested in fixed income securities, of which $85.9 million had maturities within one year and $419.3 million had maturities between one and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and for a discussion of market risk associated with our investment portfolio, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” Interest Rate Sensitivity, in this Quarterly Report on Form 10-Q.

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

In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value of our fixed income securities in our short-term investment portfolio as of September 30, 2010, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value As of September 30, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
	(In thousands)
Fixed income securities	$517,824	$513,612	$509,399	$505,187	$500,975	$496,763	$492,551

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the current global economic environment as well as its impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and customer renewals in our Naming Services business;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•

changes in the payment structures of on-line advertising network providers and compensation levels, as well as policies proposed and implemented by ICANN, which could impact the number of domain name registrations;

•

our success in direct marketing, and the scope and success of marketing efforts by third-party registrars in the case of our Naming Services business, and market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services;

•	continued development of our direct and indirect distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by distributors to offer competing products or modify or cease their marketing practices;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services or changes in marketing expenses related to promoting and distributing services provided by third-party registrars;

•	potential attacks by hackers, which could threaten the perceived reliability of our products and services;

•	changes in the level of spending for information technology-related products and services by enterprise customers; and

•

the uncertainties, costs and risks as a result of the sale of our Authentication Services business, including any income statement charges we incur in connection therewith and costs related to our transition services agreements and any retained liability related to existing and future claims or retained litigation.

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

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names are used for e-commerce and communications;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our customers, of new products and services, including our NIA Services;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Issues arising from our agreements with ICANN and the Department of Commerce could harm our Registry Services business.

The Department of Commerce (the “ DOC”) has adopted a plan for the phased transition of its responsibilities for the Domain Name System (the “ DNS”) to ICANN. As part of this transition, we are parties to agreements with ICANN and the DOC as the exclusive registry of domain names within the .com gTLD and with ICANN with respect to being the exclusive registry for the .name and .net gTLDs.

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

•	one or both of the .com or .net Registry Agreements may not renew when they expire in 2011 (.net) and 2012 (.com), which could have a material adverse effect on our business;

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

•

our Registry Services business faces, and could continue to face legal or other challenges resulting from our activities or the activities of registrars and registrants, and any adverse outcome from such matters could have a material adverse effect on our business.

In addition, under the ..com, .net and .name Registry Agreements, we are prohibited from holding a greater than 15% ownership interest in an ICANN accredited registrar. This prohibition on cross-ownership currently applies to all sixteen ICANN gTLDs, but does not apply to country code top-level domains (“ccTLDs”). ICANN is currently considering whether it will allow any vertical integration of registries and registrars in terms of partner and owners in the upcoming round of new gTLD registries. Whatever policy ICANN adopts on vertical integration with respect to new gTLDs may or may not in the future extend to existing gTLD contracts. If vertical integration is permitted, the impact to the distribution channel is uncertain but could have a material adverse effect on our business.

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

As of September 30, 2010, we had 172, or 16%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

Our marketable securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.

At September 30, 2010, we had $2.55 billion in cash, cash equivalents, marketable securities and restricted cash, of which $488.9 million was invested in marketable securities. On August 9, 2010, we sold our Authentication Services business for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and corporate debt securities meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments as well as any cash deposited in bank accounts are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the sub-prime mortgage crisis in the United States, which has affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market have reached unprecedented levels. If the global credit market continues to deteriorate or does not improve, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

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

Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling and cyber squatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have a number of contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, that could be significant to the Company.

Due to the nature of the Internet, it is possible that state or foreign governments might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could increase the costs of regulatory compliance for us, affect our reputation, force us to change our business practices or otherwise materially harm our business. In addition, any such new laws could impede growth of or result in a decline in domain name registrations, as well as impact the demand for our services.

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

Currently, Internet users navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines changed the value of their algorithms on the use of a domain for finding a website; (iii) Internet users were to shift away from direct navigation; (iv) Internet users were to increase the use of web and phone applications to locate and access content or (v) Internet users were to increase the use of second or third level domains or alternate identifiers, such as social networking sites, in each case the demand for domain names could decrease.

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

Most of our systems are located at, and most of our customer information is stored in, our facilities in New Castle, Delaware; Dulles, Virginia; and Fribourg, Switzerland. To the extent we are unable to partially or completely switch over to secondary or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from terrorism.

In addition, our Registry Services business and certain of our other services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our customers to the Shared Registration System. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past.

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

We rely on the strength of our VeriSign brand to differentiate ourselves in the marketing of our products. Dilution of the strength of our brand could harm our business.

We could become subject to claims of infringement of intellectual property of others, which could be costly to defend and could harm our business.

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. The upcoming international launch of the new logo for the Company could present additional potential risks for third party claims. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays in our efforts to launch a new logo or business activities generally, or require us to develop a non-infringing logo or technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement was made against us, we could be required to pay damages or have portions of our business enjoined. If we could not identify and adopt an alternative non-infringing logo, develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

We are involved in a number of claims, lawsuits and investigations against us that may result in adverse outcomes.

In addition to possible intellectual property litigation and infringement claims, we are involved in a number of claims, lawsuits and investigations which we currently believe are immaterial but that could prove material. Litigation is inherently unpredictable, and excessive verdicts do occur. In addition, certain parties to litigation to which we are a party may be entitled to indemnification by us. Adverse outcomes in some or all of these claims, lawsuits and investigations may result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Additionally, these investigations, claims and lawsuits may involve significant expense and diversion of management’s attention and resources from other matters.

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

Furthermore, any changes by our distributors to their existing marketing strategies could have a material adverse effect on our business. Similarly, if one or more of our distributors were to encounter financial difficulties, or if there were a significant reduction in marketing expenditures by our distributors (including registrars), as a result of industry consolidation or otherwise, it could have a material adverse effect on our business, including a decrease in domain name registrations and renewals. Failure of one or more of our strategic, channel or other relationships to result in the development and maintenance of a market for our services could harm our business. If we are unable to maintain our existing relationships or to enter into additional relationships, this could harm our business.

Our NIA Services depend in part on the acceptance of our services.

We are investing in our NIA Services, and the future growth of these services depends, in part, on the commercial success and acceptance, and reliability, of our NIA Services. These services will suffer if our target customers do not adopt or use these services. We are not certain that our target customers will choose our NIA Services or continue to use these services even after adoption.

Many of our target markets are evolving, and if these markets fail to develop or if our products and services are not widely accepted in these markets, our business could be harmed.

Our Registry Services and NIA Services businesses are developing services in emerging markets, including services that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

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

All of the members of our senior management team and other U.S. key employees are at-will employees and we do not maintain key person life insurance for any of our senior management team members or key employees. The loss of the services of any of our senior management team or other key employees, or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

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

Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 15 registries for the operation of 17 gTLDs. In addition, there are over 240 ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage.

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

Additional competition to our business may arise from the introduction of new internationalized domain name top-level domains (“IDN TLDs”) and the upcoming introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN TLDs and such new IDN TLDs have started to be introduced into the root. Other new domain extensions (including ones for which we could apply) could become available by the end of 2012. We do not yet know the impact, if any, that these new domain extensions may have on our business. Applicants for such new TLDs may have greater financial, technical, marketing and other resources than we do. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

Competition in Network Intelligence and Availability Services: Several of our current and potential competitors have longer operating histories and/or significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, we may experience difficulty establishing or increasing demand for our products and services or distributing our products successfully.

We face competition in the network intelligence and availability services industry from companies such as iSight Partners, Security Services X-Force Threat Analysis Service, Secunia ApS, SecureWorks, Inc., McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc.’s Dynect Platform, NeuStar Ultra Services, OpenDNS, BlueCat Networks, Inc., Nominum, Inc. and Afilias Limited.

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

Risks related to the sale of our Authentication Services business and the completion of our divestiture plan

Our suite of products and services is less diverse following the sale of our Authentication Services business.

We may not be able to achieve the full strategic and financial benefits we expect from the sale of our Authentication Services business. Following the sale of the Authentication Services business, our Naming Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Naming Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, from CFIT or otherwise, changes in customer preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, one or both of the .com or .net Registry Agreements may not renew when they expire in 2011 (.net) and 2012 (.com), which could have a material adverse effect on our business.

We face risks related to the terms of the sale of the Authentication Services business.

Under the agreement reached with Symantec for the sale of our Authentication Services business (the “Symantec Agreement”), we agreed to several terms that may pose risks to us, including the potential for confusion by the public with respect to Symantec’s right to use certain of our trademarks, brand and web site, as well as the risk that current or potential investors in our stock or our customers may attribute to us problems affecting products or services operated under the VeriSign name pursuant to licensing agreements with Symantec. This may have a negative impact on our reputation, our brand and the market for our products and services. We are at risk that we will be unable to register, build equity in, or enforce the new logo for the Company. In addition, we may determine that certain assets transferred to Symantec could have been useful in our Naming Services business or in other future endeavors, requiring us to forego future opportunities or design or purchase alternatives which could be costly and less effective than the transferred assets.

Under the terms of the Symantec Agreement, we have licensed rights to certain of our websites and domain name registrations to Symantec. We are at risk that our customers will go to the licensed websites and be unable to locate our Registry Services and NIA Services. In addition, we will continue to maintain the registration rights for the domain names licensed to Symantec for which Symantec has sole control over the content, and we may be subject to claims of infringement if Symantec posts content that is alleged to infringe the rights of a third party. We may also face expenditures to procure registration rights to other domain names for our Naming Services, many of which may be owned by third parties.

We are at risk of increased levels of employee attrition following the sale of our Authentication Services business.

Although we believe that we have retained sufficient senior management and other employees to perform various functions at the Company, we are at risk of experiencing increased levels of employee attrition from employees scheduled to be transitioned out of the Company now that the sale of the Authentication Services business has closed, and we may encounter difficulty recruiting and hiring competent personnel to replace any key personnel who voluntarily terminate their employment with us. If we are unable to replace employees quickly, we may be forced to hire contractors or consultants at higher rates than the salaried employees whom they replace. In addition, it may take new personnel a significant period of time to understand and become familiar with Company processes. The failure to replace our departing personnel, if any, in a timely manner could result in our inability to perform various important functions, including completing our SEC filings, and could impair our ability to execute our business strategy, which could have a material adverse effect on our business.

We are transitioning key corporate functions from our California office to our Virginia office.

We may encounter difficulties and face risks as we transition key corporate functions from our Mountain View, California office to our Dulles, Virginia office, including our ability to timely complete our financial reporting, the impact on key corporate support functions, and our ability to attract and retain qualified employees. In addition, the large number of personnel displacements could impair employee morale and create a distraction for employees, which could harm our business.

We continue to be responsible for certain liabilities and transition services following the divestiture of certain businesses.

Under the agreements reached with the buyers of certain divested businesses, including the Authentication Services business, we remain liable for certain liabilities related to the divested businesses. In addition, we have entered into, and may in the future amend or extend, transition services agreements with buyers in connection with the divestiture of certain businesses, including the Authentication Services business. These transition services may be required for a longer period of time than anticipated by management. In addition, we have agreed to perform certain transition services for a fixed price or for fixed hourly rates, but our actual costs to provide such services may exceed the fees buyers are contractually obligated to pay us under the relevant transition services agreements. The scope and magnitude of the transition services we have agreed to provide in connection with the sale of the Authentication Services business are greater than those provided under our divestiture plan, and we may face challenges performing such transition services, including that the focus of employees and resources supporting the transition services may impact their ability to support our existing businesses.

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

Under the agreements reached with buyers for certain businesses we divested, including the Authentication Services business, we are restricted from competing, either directly or indirectly, with those businesses or from entering certain market sectors for a defined period of time pursuant to negotiated non-compete arrangements.

Risks related to our securities

We have a considerable number of common shares subject to future issuance.

As of September 30, 2010, we had one billion authorized common shares, of which 171.7 million shares were outstanding. In addition, of our authorized common shares, 24.9 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We may not have the ability to repurchase the Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Convertible Debentures, as required by the indenture governing the Convertible Debentures.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long term debt outstanding. Holders of our outstanding Convertible Debentures will have the right to require us to repurchase the Convertible Debentures upon the occurrence of a fundamental change as defined in the Indenture dated as of August 20, 2007 (the “Indenture”) between the Company and U.S. Bank National Association, as Trustee. Although we currently intend to settle the principal amount of the Convertible Debentures in cash as required under the Indenture, we may not have sufficient funds to repurchase the Convertible Debentures in cash or have the ability to arrange necessary financing on acceptable terms or at all. In addition, upon conversion of the Convertible Debentures, we will be required to make cash payments to the holders of the Convertible Debentures equal to the lesser of the principal amount of the Convertible Debentures being converted and the conversion value (as defined in the Indenture) of those debentures. Such payments could be significant, and we may not have sufficient funds to make them at such time. Our maintenance of substantial levels of debt could also adversely affect our ability to take advantage of corporate opportunities.

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

On July 27, 2010, the Board of Directors authorized the repurchase of up to approximately $1.1 billion of VeriSign’s common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. Purchases made under the 2010 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

The following table presents the stock repurchase activity during the three months ended September 30, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1—31, 2010	943,575	$27.20	943,575	$1,500.0 million
August 1—31, 2010	4,140,610	28.94	4,140,610	1,380.2 million
September 1—30, 2010	—	$—	—	$1,380.2 million

	5,084,185		5,084,185

(1)	Represents shares repurchased under the 2008 Share Buyback Program and the 2010 Share Buyback Program.
(2)	Represents the remaining amount available for further share repurchases under the 2010 Share Buyback Program.

ITEM 6.	EXHIBITS

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

Exhibit Number	Exhibit Description

10.01	Deed of Lease between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Landlord, and VeriSign, Inc., a Delaware corporation, as Tenant, dated as of September 15, 2010.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: October 29, 2010	By:	/S/ MARK D. MCLAUGHLIN
Mark D. McLaughlin
Chief Executive Officer

Date: October 29, 2010	By:	/S/ BRIAN G. ROBINS
Brian G. Robins
Chief Financial Officer

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.01	Deed of Lease between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Landlord, and VeriSign, Inc., a Delaware corporation, as Tenant, dated as of September 15, 2010.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.