Form 10-K
period 2010-12-31
VERISIGN INC/CA
filed 2011-02-24
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☑

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2010, was $2,774,709,330 based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 18, 2011: 173,450,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

For purposes of this Annual Report, the terms “Verisign”, “the Company”, “we”, “us” and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a provider of Internet infrastructure services. By leveraging our global infrastructure, we provide network confidence and availability for mission-critical Internet services, such as domain name registry services and infrastructure assurance services. Our service capabilities enable domain name registration through our registrar partners and provide network availability for registrars and Internet users alike.

On August 9, 2010, we sold our Authentication Services business, including outstanding shares of capital stock of VeriSign Japan K.K. (“VeriSign Japan”) and trademarks and certain intellectual property used in the Authentication Services business (including our checkmark logo and the Geotrust and thawte brand names), to Symantec Corporation (“Symantec”) for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. Current and historical results of operations of the Authentication Services business have been classified as discontinued operations.

In November 2010, we ceased the operations of our Content Portal Services (“CPS”) business. Current and historical results of operations of the CPS business have been classified as discontinued operations. We have now completed all of our divestitures and the winding-down of our non-core businesses, which commenced in late 2007.

As a result of the sale of the Authentication Services business, included in the former Internet, Infrastructure and Identity Services segment, ceasing operations of the CPS business and the divestiture of legacy products and services, comprising the former Other Services segment, our only reportable segment is now Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. We have operations inside as well as outside the United States (“U.S.”). For a geographic breakdown of revenues and changes in revenues, see Note 10, “Segment Information,” Geographic Revenues, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. NIA Services provides infrastructure assurance to organizations and is comprised of Verisign iDefense Security Intelligence Services (“iDefense”), Managed Domain Name System Services (“Managed DNS”), and Distributed Denial of Service (“DDoS”) mitigation.

We were incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 21355 Ridgetop Circle, Dulles, Virginia 20166. Our telephone number at that address is (703) 948-3200. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. The information on our website is not a part of this Form 10-K. VERISIGN, the VERISIGN logo, and certain other product or service names are our registered or unregistered trademarks in the U.S. and other countries. Other names used in this Form 10-K may be trademarks of their respective owners. Our primary website is www.verisigninc.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on the Investor Relations section of our website as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission (the “SEC”).

Naming Services

Registry Services

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. Registry Services allows individuals and organizations to establish their online identities, while providing the secure, always-on access they need to communicate and transact reliably with large-scale online audiences.

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

Network Intelligence and Availability Services

NIA Services provides infrastructure assurance to organizations and is comprised of iDefense, Managed DNS and DDoS mitigation.

iDefense provides information security executives 24 hours a day, every day of the year, access to cyber intelligence related to vulnerabilities, malicious code, and global threats. Our teams enable companies to improve vulnerability management, incident response, fraud mitigation, and proactive mitigation of the particular threats targeting their industry or global operations. Customers include financial institutions, large corporations, and governmental and quasi-governmental organizations. Customers pay an annual fee for iDefense.

Managed DNS is a hosting service that delivers DNS resolution, improving the availability of web-based systems. Managed DNS provides DNS availability through a globally distributed, securely managed, cloud-based DNS infrastructure, allowing enterprises to save on capital expenses associated with DNS infrastructure deployment and reduce operational costs and complexity associated with DNS management. Customers include financial institutions and e-commerce providers. Customers pay a monthly subscription fee that varies depending on the customer’s network requirements.

DDoS mitigation supports online business continuity by providing the monitoring and mitigation services against DDoS attacks. We help companies stay online without needing to make significant investments in infrastructure or establish internal DDoS expertise. As a cloud-based service, it can be deployed quickly and easily, with no customer premise equipment required. This saves time and money through operational efficiencies, support cost, and economies of scale to provide detection and protection against the largest of DDoS attacks. Customers include financial institutions and e-commerce providers. Customers pay a monthly subscription fee that varies depending on the customer’s network requirements.

Divestiture Transactions and Presentation of Results of Operations

Current and historical results of operations of our divested and wound-down businesses have been classified as discontinued operations, unless otherwise noted.

During 2010, we completed the divesture or winding-down of the following businesses:

•

The Authentication Services business which included Business Authentication Services, User Authentication Services and our investment in VeriSign Japan. Business Authentication Services enabled enterprises and Internet merchants to implement and operate secure networks and websites that utilized Secure Sockets Layer, or SSL, protocol. User Authentication Services included identity protection services, fraud detection services, and managed public key infrastructure, or PKI, services. Also included with the sale of the Authentication Services business were real and personal property owned by us at our Mountain View, California facility and other locations.

•	The CPS business which offered Web and wireless application protocol services that enabled media companies to sell digital content through mobile devices or on the Web.

During 2009, we completed the divestiture or winding-down of the following businesses:

•

The Mobile Delivery Gateway (“MDG”) Services which offered solutions to manage the complex operator interfaces, relationships, distribution, reporting, and customer service for the delivery of premium mobile content to customers.

•	The Pre-pay Services business which licensed and managed solutions for prepay billing customers to deliver rating and billing services.

•

Messaging and Mobile Media (“MMM”) Services which consisted of the InterCarrier Messaging, PictureMail, Premium Messaging Gateway, and Mobile Enterprise Service offerings. The MMM Services business was an industry-leading global provider of short-messaging, multimedia messaging, and mobile content application services.

•

The Global Security Consulting (“GSC”) business which helped companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry.

•

The Managed Security Services (“MSS”) business which enabled enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on the MSS business’ security platform and experienced security staff.

•

The Real-Time Publisher (“RTP”) Services business which allowed organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers.

•	The Communications Services business which provided Billing and Commerce Services, Connectivity and Interoperability Services, and Intelligent Database Services.

•	The International Clearing business which enabled financial settlement and call data settlement for wireless and wireline carriers.

During 2008, we completed the divestiture of the following businesses:

•	The EMEA Mobile Media (“EMM”) business which offered mobile application services that included interactive messaging applications, content portal services, and messaging gateway services.

•	The Post-pay business which enabled advanced billing and customer care services to wireless telecommunications carriers.

•

The Communications Consulting business which offered a full range of strategy and technology consulting, business planning, sourcing, and implementation services to help telecommunications operators and equipment manufacturers drive profitable new business and technology strategies.

•

The Digital Brand Management Services (“DBMS”) business which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity.

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

•

The Self-Care and Analytics (“SC&A”) business which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems.

•

The remaining 49% ownership interest in the two joint venture agreements with Fox Entertainment (“Jamba joint ventures”). The historical results of operations of the Jamba joint ventures are classified as continuing operations for all periods presented.

Operations Infrastructure

Our operations infrastructure consists of secure data centers in Dulles, Virginia; New Castle, Delaware; and Fribourg, Switzerland. Most of these secure data centers operate on a 24-hour a day, every day basis, supporting our business units and services. The performance and scale of our infrastructure are critical for our Naming Services businesses, and give us the platform to maintain our leadership position. Key features of our operations infrastructure include:

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

As part of our operations infrastructure for our Registry Services business, we operate all authoritative domain name servers that answer domain name lookups for the .com and .net zones, as well as for the other top-level domains for which we are the registry. We also operate two of the thirteen externally visible root zone server addresses, including the “A” root, which is considered to be the authoritative root zone server of the Internet’s DNS. The domain name servers provide the associated name server and IP address for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an annual average of over 60 billion responses per day. These name servers are located around the world, providing local domain name service throughout North America, South America, Europe, and Asia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure. During the fourth quarter of 2010, we deployed Domain Name System Security Extensions in .net, allowing DNS data in the .net domain to provide origin authentication of DNS data, authenticated denial of existence, and data integrity.

In 2010, we announced an approximately $300 million new initiative called “Project Apollo” to meet infrastructure challenges expected over the next decade. We expect that this initiative will strengthen, scale and in some cases revamp the .com infrastructure to repel significant DDoS attacks and provide enhanced monitoring and logging capabilities. We expect to grow capacity 1,000 times today's level of 4 trillion queries to manage 4 quadrillion queries per day to support normal and peak attack volumes based on what we have experienced as well as Internet attack trends. In 2009, we completed the prior infrastructure initiative called “Project Titan,” a three-year large-scale infrastructure upgrade that included the deployment of a new operations center as well as regional resolution sites, of which we now have more than 50 globally.

Call Centers and Help Desk:    We provide customer support services through our phone-based call centers, email help desks and Web-based self-help systems. Our Virginia call center is staffed 24 hours a day, every day of the year to support our Naming Services businesses. All call centers have a staff of trained customer support agents and provide Web-based support services utilizing customized automatic response systems to provide self-help recommendations.

Operations Support and Monitoring:    Through our network operations centers, we have an extensive monitoring capability that enables us to track the status and performance of our critical database systems and our global resolution systems. Our distributed network operations centers are staffed 24 hours a day, every day of the year.

Disaster Recovery Plans:    We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Registry Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity. Our critical data services (including domain name registration and global resolution) use advanced storage systems that provide data protection through techniques such as mirroring and remote replication.

Marketing, Sales and Distribution

We market our Registry Services worldwide through registrars. We market our NIA Services worldwide through multiple distribution channels, including direct sales and indirect channels. Our direct sales and marketing organization as of December 31, 2010, consisted of 133 employees. We have marketing and sales offices throughout the world.

Research and Development

As of December 31, 2010, we had 272 employees dedicated to research and development. We believe that timely development of new and enhanced Internet security, e-commerce, information, and technologies is necessary to remain competitive in the marketplace. During 2010, 2009 and 2008 our research and development expenses were $53.7 million, $52.4 million and $61.8 million, respectively.

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

Competition

We compete with numerous companies in each of the Registry Services and NIA Services businesses. The overall number of our competitors may increase and the identity and composition of competitors may change over time.

Competition in Registry Services:

We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 15 registries for the operation of 17 gTLDs. In addition, there are over 240 Latin script ccTLD registries and 16 internationalized domain name country code top-level domain (“IDN ccTLD”) registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage.

We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar Inc., Afilias Limited and Nominet UK, Inc. In addition, to the extent end-users navigate using search engines as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation, and Yahoo! Inc. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and phone applications.

Additional competition to our business may arise from the introduction of new TLDs by ICANN. These include internationalized domain name top-level domains (“IDN TLDs”) and the upcoming introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. Other new domain extensions (including ones for which we could apply) could become available by the end of 2012. We do not yet know the impact, if any, that these new domain extensions may have on our business. Applicants for such new TLDs may have greater financial, technical, marketing and other resources than we do. Furthermore, ICANN has proposed allowing the operators of new gTLDs to also own, be owned 100% by, or otherwise affiliated with, a registrar, whereas Verisign is currently prohibited by its agreements with ICANN and the Department of Commerce from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

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

We face competition in the NIA Services industry from companies such as iSight Partners, Security Services X-Force Threat Analysis Service, Secunia ApS, SecureWorks, Inc., McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc.’s Dynect Platform, NeuStar Ultra Services, OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc. and Afilias Limited.

Industry Regulation

Registry Services:    Within the U.S. Government, oversight of Internet administration is provided by the DOC. Effective October 1, 2009, the DOC and ICANN entered into a new agreement, known as the “Affirmation of Commitments” which replaced a prior agreement known as the Joint Project Agreement. Under the Affirmation of Commitments, the DOC became one of several parties working together with other representative constituency members in providing an on-going review of ICANN’s performance and accountability. The Affirmation of Commitments provides for more defined international participation in this review. The agreement sets forth periodic reviews by committees. These review panels are charged with reviewing and making recommendations regarding: (i) the accountability and transparency of ICANN; (ii) the security, stability and resiliency of the DNS; (iii) the impact of new gTLDs on competition, consumer trust, and consumer choice; and (iv) the effectiveness of ICANN’s policies with respect to registrant data in meeting the legitimate needs of law enforcement and promoting consumer trust. Under the Affirmation of Commitments, the Assistant Secretary of Communications and Information of the DOC will be a member of the “Accountability and Transparency” review panel. The reviews generally are to occur no less than every three to four years.

As the exclusive registry of domain names within the .com, .net and .name gTLDs, we have entered into certain agreements with ICANN and the DOC:

.com Registry Agreement: On November 29, 2006, the DOC approved the Registry Agreement between ICANN and Verisign for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. The .com Registry Agreement provides that it shall be renewed for successive terms unless it has been determined that Verisign has been in fundamental and material breach of certain provisions of the .com Registry Agreement and has failed to cure such breach. The DOC shall approve such renewal if it concludes that approval will serve the public interest in (a) the continued security and stability of the Internet DNS and the operation of the .com registry including, in addition to other relevant factors, consideration of Verisign’s compliance with Consensus policies and technical specifications, its service level agreements as set forth in the .com Registry Agreement, and the investment associated with improving the security and stability of the DNS, and (b) the provision of registry services as defined in the .com Registry Agreement at reasonable prices, terms and conditions. The parties have an expectancy of renewal of the .com Registry Agreement so long as the foregoing public interest standard is met and Verisign is not in breach of the .com Registry Agreement.

We are required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions pursuant to the .com Registry Agreement relating to handling of data and other registry operations. The .com Registry Agreement also provides a procedure for Verisign to propose, and ICANN to review and approve, additional registry services.

Cooperative Agreement: In connection with the DOC’s approval of the .com Registry Agreement, Verisign and the DOC entered into Amendment No. Thirty (30) to their Cooperative Agreement—Special Awards Conditions NCR-92-18742 (the “Amendment”), regarding operation of the .com registry, which extends the term of Cooperative Agreement through November 30, 2012, and provides that any renewal or extension of the .com

Registry Agreement is subject to prior written approval by the DOC. As described above, the Amendment provides that the DOC shall approve such renewal if it concludes that it is in the public interest and in the continued security and stability of the DNS and that the provision of .com registry services is offered on reasonable terms.

The descriptions of the .com Registry Agreement and the Amendment are qualified in their entirety by the text of the complete agreements that are incorporated by reference as exhibits in this Form 10-K.

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

Some of the services we provide to customers globally may require approval under applicable U.S. export law. As the list of products and countries for which export approval is expanded or changes, government restrictions on the export of software and hardware products utilizing encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals or we violate applicable laws, we may not be able to provide some of our services in international markets and may be subject to fines and other penalties.

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

We have obtained trademark registrations for the VERISIGN mark in the U.S. and other countries, and have filed new trademark applications for the new VERISIGN logo in the same countries. We have common law rights in many other proprietary names. We take steps to enforce and police Verisign’s trademarks. We rely on the strength of our Verisign brand to differentiate ourselves in the marketing of our products and services.

With regard to our Naming Services businesses, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our Naming Services businesses and certain methodologies and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses, including the conversion of IDNs. We own our proprietary Shared Registration System through which competing registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes billions of queries per day. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors.

Under the agreement reached with Symantec for the sale of our Authentication Services, business, which closed on August 9, 2010 (the “Closing Date”), Symantec acquired all trademarks primarily used in our Authentication Services business, including our checkmark logo and the Geotrust and thawte brand names, and we granted Symantec a five-year license in connection with the VeriSign.com website. The VeriSign.com website will be operated by Symantec for a period of five years following the Closing Date, subject to certain rights of Verisign (including the right to include links to sub-domains operated us).

Employees

The following table shows a comparison of our consolidated employee headcount, by function, including historical headcount associated with the divested and wound-down businesses:

	As of December 31,
	2010	2009	2008
Employee headcount by function:
Cost of revenues	256	658	1,164
Sales and marketing	133	488	607
Research and development	272	571	769
General and administrative	387	611	757

Total	1,048	2,328	3,297

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

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the current global economic environment as well as its impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and customer renewals in our Naming Services businesses;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•

our success in direct marketing, and, in the case of our Registry Services business, the scope and success of marketing efforts by third-party registrars, and market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by distributors to offer competing products or modify or cease their marketing practices;

•	seasonal fluctuations in business activity;

•

changes in marketing expenses related to promoting and distributing our services or changes in marketing expenses related to promoting and distributing services provided by third-party registrars or their resellers;

•	potential attacks by nefarious actors, which could threaten the perceived reliability of our products and services;

•

potential attacks on the service offerings of our distributors, such as DDoS attacks, which could limit the availability of their service offerings and their ability to offer our products and services;

•	changes in the level of spending for information technology-related products and services by our customers; and

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

Our operating results may continue to be adversely affected as a result of the sluggish economic recovery, unfavorable market and economic, social and political conditions.

An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations. The economic, social and political environment has or may negatively impact, among other things:

•

our customers’ continued growth and development of their businesses and our customers’ ability to continue as going concerns or maintain their businesses, which could affect demand for our products and services;

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

In addition, to the extent that the economic, social and political environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may further negatively impact our business. If the economic, social, political and market conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results and financial position as a consequence of the above factors or otherwise.

We may experience significant fluctuations in our financial results.

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names are used for e-commerce and communications;

•	changes in customer behavior, Internet platforms and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our customers, of new products and services, including our NIA Services;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Issues arising from our agreements with ICANN and the DOC could harm our Registry Services business.

We are parties to agreements (i) with the DOC with respect to certain aspects of the DNS, (ii) with ICANN and the DOC as the exclusive registry of domain names within the .com gTLD and (iii) with ICANN with respect to being the exclusive registry for the .net and .name gTLDs.

We face risks arising from our agreements with ICANN and the DOC, including the following:

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

•

under certain circumstances, ICANN could terminate one or more of our agreements to be the registry for the .com, .net or .name gTLDs and the DOC could refuse to grant its approval to the renewal of the .com Registry Agreement, which, in the case of the .com and .net Registry Agreements, could have a material adverse impact on our business;

•	the DOC’s or ICANN’s interpretation of provisions of our Registry Agreements with either of them could differ from ours; and

•

our Registry Services business faces, and could continue to face legal or other challenges resulting from our activities or the activities of registrars and registrants, and any adverse outcome from such matters could have a material adverse effect on our business.

In addition, under the .com, .net and .name Registry Agreements, we are prohibited from holding a greater than 15% ownership interest in any ICANN accredited registrar. This prohibition on cross-ownership currently applies to all seventeen ICANN gTLDs, but does not apply to ccTLDs. ICANN has proposed allowing the operators of new gTLDs to also own, be owned 100% by, or otherwise be affiliated with, a registrar. If this proposal is adopted, the impact to the distribution channel is uncertain but could have a material adverse effect on our business.

Challenges to Internet administration could harm our Registry Services business.

Risks we face from challenges by third parties, including governmental authorities in the U.S. and other countries, to our role in the ongoing operation of the Internet include:

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

•

some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. Government and us relating to the DNS. The Affirmation of Commitments established several multi-party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may take positions that are unfavorable to Verisign.

As a result of these and other risks, it may be difficult for us to introduce new services in our Registry Services business and we could also be subject to additional restrictions on how this business is conducted, which may not also apply to our competitors.

Our international operations subject our business to additional economic risks that could have an adverse impact on our revenues and business.

As of December 31, 2010, we had 167, or 16% of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as a small portion of our international revenues are not always denominated in U.S. dollars and some of our costs are denominated in foreign currencies;

•	high costs associated with repatriating profits to the U.S.;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in some foreign countries;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

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

As of December 31, 2010, we had $2.1 billion in cash, cash equivalents, marketable securities and restricted cash, of which $501.2 million was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, corporate debt securities, and debt securities issued by foreign governments meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the Euro-zone crisis, which has affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market does not improve or deteriorates further, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

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

Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling, counterfeit goods, and cyber squatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have a number of contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, that could be significant to the Company.

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

As a result of the transitioning of key corporate functions to our Dulles, Virginia office and potential voluntary employee attrition, there is an increased risk of our failing to maintain an effective system of disclosure controls or internal controls over financial procedures, including satisfaction of the requirements of the Sarbanes-Oxley Act of 2002. Although we believe that we have adequately planned to address this risk, despite our efforts, if we were to fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of the Company could be harmed and current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our stock price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

We rely on third parties who maintain and control root zone servers and route Internet communications.

We currently administer and operate only two of the thirteen root zone servers. The others are administered and operated by independent operators on a non-regulated basis. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the top-level domains. These root zone servers are critical to the functioning of the Internet. Consequently, our Registry Services business could be harmed if these independent operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demands on the two root zone servers we operate.

Further, our Registry Services business could be harmed if any of the independent operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls.

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

We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks by hackers or nefarious actors;

•	computer viruses or software defects; and

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

A failure in the operation of our top-level domain name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time. In the event that a registrar has not implemented back up services recommended by us in conformance with industry best practices, a failure in the operation of our Shared Registration System could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could also result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over IP networks as well as of the security or reliability of our services.

If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.

We retain certain customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Shared Registration System, the domain name root zone servers and top-level domain name zone servers that we operate are critical hardware and software to our Registry Services operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over IP networks as well as of the security or reliability of our services.

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

Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. The international launch of the new logo for the Company could present additional potential risks for third party claims of infringement. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays in our business activities generally, or require us to develop a non-infringing logo or technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement was made against us, we could be required to pay damages or have portions of our business enjoined. If we could not identify and adopt an alternative non-infringing logo, develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.

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

In addition to possible intellectual property litigation and infringement claims, we are involved in a number of claims, lawsuits and investigations which we currently believe are immaterial but could prove material. Litigation is inherently unpredictable, and excessive verdicts do occur. In addition, certain parties to litigation to which we are a party may be entitled to indemnification by us. Adverse outcomes in some or all of these claims, lawsuits and investigations may result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Additionally, these investigations, claims and lawsuits may involve significant expense and diversion of management’s attention and resources from other matters.

We must establish and maintain strategic, channel and other relationships.

One of our significant business strategies has been to enter into strategic or other similar collaborative relationships in order to reach a larger customer base than we could reach through our direct sales and marketing efforts, including in international markets. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. If we fail to enter into additional relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our services than we would otherwise.

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

The success of our NIA Services depend in part on the acceptance of our services.

We are investing in our NIA Services, and the future growth of these services depends, in part, on the commercial success, acceptance, and reliability of our NIA Services. These services will suffer if our target customers do not adopt or use these services. We are not certain that our target customers will choose our NIA Services or continue to use these services even after adoption.

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

Our Registry Services and NIA Services businesses are developing services in emerging markets, including services that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting Internet access and availability, e-commerce and telecommunications over IP networks.

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

Our amended and restated Certificate of Incorporation and Bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors (“Board”). These provisions include:

•	our stockholders may take action only at a duly called meeting and not by written consent;

•	special meetings of our stockholders may be called only by the chief executive officer, the president or our Board, and cannot be called by our stockholders;

•	our Board must be given advance notice regarding stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors;

•

vacancies on our Board can be filled until the next annual meeting of stockholders by majority vote of the members of the Corporate Governance and Nominating Committee, or a majority of directors then in office if no such committee exists, or a sole remaining director; and

•	our Board has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

Verisign has also adopted a stockholder rights plan that may discourage, delay or prevent a change of control or the acquisition of a substantial block of our common stock and may make any future unsolicited acquisition attempt more difficult. Under the rights plan:

•

The rights will generally become exercisable if a person or group acquires 20% or more of Verisign’s outstanding common stock (unless such transaction is approved by our Board) and thus becomes an “acquiring person.”

•	Each right, when exercisable, will entitle the holder, other than the “acquiring person,” to acquire shares of Verisign’s common stock at a 50% discount to the then-prevailing market price.

•

As a result, the rights plan will cause substantial dilution to a person or group that becomes an “acquiring person” on terms that our Board does not believe are in our best interests and those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

In addition, Section 203 of the General Corporation Law of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless in the same transaction the interested stockholder acquired 85% ownership of our voting stock (excluding certain shares) or the business combination is approved in a prescribed manner. Section 203 therefore may impact the ability of an acquirer to complete an acquisition of us after a successful tender offer and accordingly could discourage, delay or prevent an acquirer from making an unsolicited offer without the approval of our Board.

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

Our inability to indefinitely reinvest our foreign earnings could materially adversely affect our results of operations.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries because these earnings have been indefinitely reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations.

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

Competition in Registry Services:    We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 15 registries for the operation of 17 gTLDs. In addition, there are over 240 Latin script ccTLD registries and 16 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage.

We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar Inc., Afilias Limited and Nominet UK, Inc. In addition, to the extent end-users navigate using search engines as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation, and Yahoo! Inc. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and phone applications.

Additional competition to our business may arise from the introduction of new TLDs by ICANN. These include IDN TLDs and the upcoming introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. Other new domain extensions (including ones for which we could apply) could become available by the end of 2012. We do not yet know the impact, if any, that these new domain extensions may have on our business. Applicants for such new TLDs may have greater financial, technical, marketing and other resources than we do. Furthermore, ICANN has proposed allowing the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas Verisign is currently prohibited by its agreements with ICANN and the Department of Commerce from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

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

We face competition in the network intelligence and availability services industry from companies such as iSight Partners, Security Services X-Force Threat Analysis Service, Secunia ApS, SecureWorks, Inc., McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc.’s Dynect Platform, NeuStar Ultra Services, OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc. and Afilias Limited.

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

We may not be able to achieve the full strategic and financial benefits we expected from the sale of our Authentication Services business. Following the sale of the Authentication Services business, our Registry Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Registry Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, from the Coalition for ICANN Transparency, Inc. (“CFIT”) or otherwise, changes in customer preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, a failure of either or both of the .com or .net Registry Agreements to renew on the same or similar terms when they expire in 2011 (.net) and 2012 (.com) could have a material adverse effect on our business.

We face risks related to the terms of the sale of the Authentication Services business.

Under the agreement reached with Symantec for the sale of our Authentication Services business (the “Symantec Agreement”), we agreed to several terms that may pose risks to us, including the potential for confusion by the public with respect to Symantec’s right to use certain of our trademarks, brand and website, as well as the risk that current or potential investors in the Company or customers may incorrectly attribute to Verisign problems with Symantec products or services that are currently operated under the Verisign brand pursuant to licensing agreements with Symantec. This may have a negative impact on our reputation, our brand and the market for our products and services. We are at risk that we will be unable to register, build equity in, or enforce the new logo for the Company. In addition, we may determine that certain assets transferred to Symantec could have been useful in our Naming Services businesses or in other future endeavors, requiring us to forego future opportunities or design or purchase alternatives which could be costly and less effective than the transferred assets.

Under the terms of the Symantec Agreement, we have licensed rights to certain of our websites and domain name registrations to Symantec. We are at risk that our customers will go to the licensed websites and be unable to locate our NIA Services. In addition, we will continue to maintain the registration rights for the domain names licensed to Symantec for which Symantec has sole control over the content, and we may be subject to claims of infringement if Symantec posts content that is alleged to infringe the rights of a third party. We may also face expenditures to procure registration rights to other domain names for our Naming Services, many of which may be owned by third parties.

We are at risk of increased levels of employee attrition following the sale of our Authentication Services business.

Although we believe that we have retained sufficient senior management and other employees to perform various functions at the Company, we are at risk of experiencing increased levels of employee attrition from employees scheduled to be transitioned out of the Company now that the sale of the Authentication Services business has closed, and we may encounter difficulty recruiting and hiring competent personnel to replace any key personnel who voluntarily terminate their employment with us. If we are unable to replace employees quickly, we may be forced to hire temporary labor for assistance in the short term at higher rates than the salaried employees. In addition, it may take new personnel a significant period of time to understand and become familiar with Company processes. The failure to replace our departing personnel, if any, in a timely manner could result in our inability to perform various important functions, including completing our SEC filings, and could impair our ability to execute our business strategy, which could have a material adverse effect on our business.

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

There is a possibility that we will incur unanticipated costs and expenses associated with management of liabilities relating to the businesses we have divested, including requests for indemnification by the buyers of the divested businesses. These liabilities could potentially relate to (i) breaches of contractual representations and warranties we gave to the buyers of the divested businesses, or (ii) certain liabilities relating to the divested businesses which we retained under the agreements reached with the buyers of the divested businesses. Such liabilities could include certain litigation matters, including actions brought by third parties. Where responsibility for such liabilities is to be contractually allocated to the buyer or shared with the buyer or another party, it is possible that the buyer or the other party may be in default for payments for which they are responsible, obligating us to pay amounts in excess of our agreed-upon share of those obligations.

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

As of December 31, 2010, we had one billion authorized common shares, of which 172.7 million shares were outstanding. In addition, of our authorized common shares, 23.5 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Our corporate headquarters are located in Dulles, Virginia. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Brazil, Europe, Asia, and Australia. As of

December 31, 2010, we owned approximately 233,000 square feet of space, which includes facilities in Dulles, Virginia and New Castle, Delaware. As of December 31, 2010, we leased approximately 463,000 square feet of space, primarily in the U.S. and to a lesser extent, in Europe and Asia Pacific. These facilities are under lease agreements that expire at various dates through 2017.

In 2010, we sold our owned space in Mountain View, California as part of the sale of the Authentication Services business. The remaining Corporate and Naming Services groups at the owned space were relocated to a new leased facility in Mountain View, California.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use for continuing operations as of December 31, 2010:

Major Locations	Approximate Square Footage	Use
United States:
Dulles, Virginia	237,000	Corporate Headquarters; and Naming Services
New Castle, Delaware	105,000	Naming Services
Mountain View, California	47,000	Naming Services; and Corporate Services
Europe/Middle East/Africa:
Geneva, Switzerland	17,000	Corporate Services
Fribourg, Switzerland	8,000	Naming Services; and Corporate Services
Asia Pacific:
Bangalore, India	31,000	Naming Services; and Corporate Services

As of December 31, 2010, on a worldwide basis, we had an aggregate of approximately 108,000 square feet that was vacant and in restructuring, which is not included in the table above. In addition, as of December 31, 2010, approximately 115,000 square feet is being subleased to third parties, which is not included in the table above.

Further, in September 2010, we entered into a lease agreement for an office building containing approximately 221,000 square feet, in Reston, Virginia, to be used as our Corporate Headquarters. The lease is expected to commence in July 2011 commensurate with taking control of the premises and will expire in 2026. We entered into this lease with the intent to exercise an early termination option to exit our existing leased facilities in Dulles, Virginia.

ITEM 3.	LEGAL PROCEEDINGS

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against Verisign, m-Qube, Inc., and other defendants alleging that defendants collectively operated an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against Verisign, m-Qube, Inc., and other defendants alleging that defendants collectively operated an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The defendants’ motion to dismiss the Herbert matter was denied by the district court on December 3, 2007 and that ruling was appealed. On July 8, 2010, the Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction and remanded the case to the district court. The Bentley and Herbert cases, although not consolidated, are proceeding on a coordinated basis before the same judge in the District Court. Certain defendants have asserted indemnity claims against Verisign in connection with these matters.

Verisign has been named as a defendant in litigation brought by the plaintiff CFIT asserting claims, among others, under Sections 1 and 2 of the Sherman Antitrust Act (the “Sherman Act”) in connection with the .com and .net Registry Agreements. Following the dismissal with prejudice of CFIT's second amended complaint by the United Stated District Court for the Northern District of California on May 14, 2007, and CFIT's appeal to the U.S. Court of Appeals for the Ninth Circuit, the case was remanded to the U.S. District Court for the Northern District of California by an Order and Amended Opinion issued on July 9, 2010. Upon remand, the District Court scheduled a trial to begin December 5, 2011, a summary judgment hearing on threshold issues, including standing, the role of the U.S. government and ICANN, immunity, as well as CFIT's right to a jury trial, for March 2011and a final summary judgment hearing for October 2011. On December 16, 2010, the District Court granted CFIT's unopposed motion for leave to file a third amended complaint. The third amended complaint contained new allegations regarding the .net Registry Agreement, sought disgorgement of profits, eliminated all claims for damages and removed all claims regarding the alleged expiring names registration services market. Verisign filed a motion to dismiss CFIT's third amended complaint on December 30, 2010. A hearing on Verisign's motion to dismiss was held on February 4, 2011, whereupon the District Court took the matter under advisement. On February 11, 2011, the District Court issued an order granting Verisign's motion to dismiss CFIT's third amended complaint (the “Order”). The Order dismisses the complaint in its entirety, with leave, in part, to amend the complaint again. First, the Order dismisses the complaint in its entirety on the grounds that the third amended complaint failed to identify members of CFIT or their continuous standing to assert the claims in the complaint against Verisign. The Order grants CFIT leave to amend the complaint to the extent CFIT can sufficiently allege standing from the commencement of the action. Second, the Order dismisses the claims concerning the .net Registry Agreement on the grounds that CFIT's allegations are too conclusory to plausibly state a claim for relief. The Order grants CFIT leave to amend its claims concerning the .net Registry Agreement to the extent it can allege specific facts sufficient to state a claim for relief. Third, the Order dismisses without leave to amend CFIT's claim for disgorgement of domain name registration fees CFIT alleges were improperly collected. Finally, the Order denies CFIT's request for a jury trial. Thus, any claims in the case should be tried to the District Court rather than a jury.

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

While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

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

ITEM 4.	Removed and Reserved.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 24, 2011:

Name	Age	Position
D. James Bidzos	55	Executive Chairman
Mark D. McLaughlin	45	President and Chief Executive Officer
Brian G. Robins	41	Executive Vice President and Chief Financial Officer
Richard H. Goshorn	54	Senior Vice President, General Counsel and Secretary
Patrick S. Kane	48	Senior Vice President and General Manager, Naming Services

D. James Bidzos has served as Executive Chairman since August 2009. He served as Executive Chairman and Chief Executive Officer on an interim basis from June 2008 to August 2009 and served as President from June 2008 to January 2009. He served as Chairman of the Board since August 2007 and from April 1995 to December 2001. He served as Vice Chairman of the Board from December 2001 to August 2007. Mr. Bidzos served as a director of VeriSign Japan from March 2008 to August 2010 and served as Representative Director of VeriSign Japan from March 2008 to September 2008. Mr. Bidzos served as Vice Chairman of RSA Security Inc., an Internet identity and access management solution provider, from March 1999 to May 2002, and Executive Vice President from July 1996 to February 1999. Prior thereto, he served as President and Chief Executive Officer of RSA Data Security, Inc. from 1986 to February 1999.

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

Brian G. Robins has served as Executive Vice President and Chief Financial Officer since August 2009. He served as acting Chief Financial Officer from April 2008 to August 2009 and served as Senior Vice President, Finance, from August 2007 to August 2009. From January 2007 to August 2007, Mr. Robins was Vice President, Finance. Prior to joining Verisign in January 2007, Mr. Robins was employed by NeuStar Inc., a provider of clearinghouse services for communication service providers and enterprises, in a number of capacities since 2001, including as Vice President of Finance and Treasurer. Mr. Robins served as a director of VeriSign Japan from March 2009 to August 2010. Mr. Robins holds a B.A degree in Finance from Lipscomb University and an M.B.A. degree from Vanderbilt University.

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

Patrick S. Kane has served as Senior Vice President and General Manager, Naming Services, since January 2011. From October 2007 to December 2010, he served as Vice President and Assistant General Manager, Naming Services and from November 1999 to October 2007 he served as Director, Senior Product and Program Manager. Prior to joining Verisign, he served in many capacities with American Management Systems and Electronic Data Systems, where he began his career as a Systems Engineer. Mr. Kane holds a B.S. degree in Architectural Engineering from University of Texas at Austin.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ending December 31, 2011:
First Quarter (through Feb, 22, 2011)	$37.57	$31.97
Year ended December 31, 2010:
Fourth Quarter	$37.18	$31.40
Third Quarter	32.17	25.73
Second Quarter	29.79	24.59
First Quarter	$27.18	$21.21
Year ended December 31, 2009:
Fourth Quarter	$24.99	$21.28
Third Quarter	23.95	17.59
Second Quarter	24.88	17.54
First Quarter	$21.65	$16.89

On February 18, 2011, there were 765 holders of record of our common stock, although we believe there are approximately 89,000 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 22, 2011, the reported last sale price of our common stock was $35.10 per share as reported by the NASDAQ Global Select Market.

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

On December 9, 2010, our Board declared a special cash dividend of $3.00 per share of our outstanding common stock totaling $518.2 million that was paid on December 28, 2010 to stockholders of record at the close of business on December 20, 2010. Other than this one-time cash dividend, we have never declared or paid any cash dividends on our common stock or other securities.

We intend to continue to invest in the future growth of our business, and also continue to evaluate various means to return approximately $650 million to our common stockholders in 2011 and minimize dilution from stock issuances. Information regarding our equity compensation plans may be found in Part III, Items 11 and 12, of this Form 10-K.

Share Repurchases

On July 27, 2010, the Board authorized the repurchase of up to approximately $1.1 billion of our common stock, in addition to the $393.6 million of our common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of our common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. Purchases made under the 2010 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

The following table presents the stock repurchase activity during the three months ended December 31, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2010	—	$—	—	$1,380.2 million
November 1 – 30, 2010	419,134	33.99	419,134	1,365.9 million
December 1 – 31, 2010	—	$—	—	1,365.9 million

	419,134		419,134

(1)	Represents shares repurchased under the 2010 Share Buyback Program.
(2)	Represents the remaining amount available for further share repurchases under the 2010 Share Buyback Program as of the end of the relevant month.

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

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poors (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2005, and calculates the return annually through December 31, 2010. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
VeriSign, Inc	$100	$109	$170	$87	$110	$162
S&P 500 Index	$100	$115	$121	$77	$98	$113
S&P 500 Information Technology Index	$100	$107	$124	$71	$117	$128

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Statements of Operations Data: (in millions, except per share data)

	Year Ended December 31,
	2010 (2)	2009 (3)	2008 (4)	2007 (5)	2006 (6)
Continuing Operations:
Revenues	$681	$616	$559	$494	$654
Operating income (loss)	$232	$160	$(26)	$(408)	$(120)
Income (loss) attributable to Verisign stockholders	$70	$92	$32	$(245)	$259
Income (loss) per share attributable to Verisign stockholders:
Basic	$0.39	$0.48	$0.16	$(1.03)	$1.06
Diluted	$0.39	$0.48	$0.16	$(1.03)	$1.05
Discontinued Operations:
Revenues	$249	$640	$997	$1,008	$915
Operating income (loss)	$64	$216	$(405)	$180	$209
Income (loss) attributable to Verisign stockholders	$761	$154	$(406)	$95	$124
Income (loss) per share attributable to Verisign stockholders:
Basic	$4.29	$0.80	$(2.06)	$0.40	$0.51
Diluted	$4.25	$0.80	$(2.03)	$0.40	$0.50
Consolidated Total:
Net income (loss) attributable to Verisign stockholders	$831	$246	$(374)	$(150)	$383
Net income (loss) per share attributable to Verisign stockholders:
Basic	$4.68	$1.28	$(1.90)	$(0.63)	$1.57
Diluted	$4.64	$1.28	$(1.87)	$(0.63)	$1.55
Cash dividend declared per share (1)	$3.00	$—	$—	$—	$—

(1)	In December 2010, we declared and paid a special dividend of $3.00 per share of our common stock totaling $518.2 million.
(2)	Operating income from continuing operations for 2010 is reduced by $16.9 million in restructuring charges related to the divestiture of the Authentication Services business. Income from continuing operations attributable to Verisign stockholders for 2010 is reduced by $109.1 million in contingent interest paid to holders of our Convertible Debentures, as a result of the special dividend to stockholders. Income from discontinued operations attributable to Verisign stockholders for 2010 includes a $726.2 million gain, net of tax of $254.3 million, upon the divestiture of our Authentication Services business.
(3)	Operating income from continuing operations for 2009 is reduced by a $9.7 million impairment charge related to our .name gTLD and $5.4 million in restructuring charges related to the divestiture of businesses in 2009 and 2008. Income from discontinued operations attributable to Verisign stockholders for 2009 includes $36.0 million in net gain upon divestiture and wind-down of businesses.
(4)	Operating loss from continuing operations for 2008 includes $29.4 million in restructuring charges related to the divestiture of businesses in 2008, and a loss of $79.1 million on the sale of a portion of our Mountain View facilities. Income from continuing operations attributable to Verisign stockholders for 2008 includes gain on sale of $77.8 million, upon the divestiture of our remaining 49% ownership interest in the Jamba joint ventures. Operating loss from discontinued operations for 2008 includes $41.0 million in restructuring charges, a goodwill impairment charge of $77.6 million for our VeriSign Japan reporting unit and a goodwill impairment charge of $45.8 million related to our Post-pay reporting unit. Loss from discontinued operations attributable to Verisign stockholders for 2008 includes $433.3 million in held-for-sale impairments and net losses upon divestiture and wind-down of businesses.
(5)

Operating loss from continuing operations for 2007 is reduced by impairment charges of $197.8 million of goodwill and other intangible assets. Loss from continuing operations attributable to Verisign stockholders for 2007 was offset by a $68.2 million gain recognized upon the divestiture of our majority ownership interest in the Jamba! business. Operating income from discontinued operations for 2007 is reduced by impairment charges of $51.8 million for other intangible assets.

(6)	Income from continuing operations attributable to Verisign stockholders for 2006 includes $349.8 million in income tax benefits that resulted from the release of our valuation allowance of $236.4 million from our deferred tax assets and the recognition of a non-recurring benefit of $113.4 million due to a favorable ruling received in the second quarter of 2006 relating to a capital loss generated in 2003.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2010	2009	2008	2007	2006
Cash, cash equivalents and marketable securities (1) (2)	$2,061	$1,477	$789	$1,377	$677
Total assets	$2,444	$2,470	$2,367	$3,795	$3,985
Deferred revenues (1)	$663	$888	$845	$774	$637
Convertible debentures, including contingent interest derivative	$582	$574	$569	$567	$—
Stockholders’ equity	$676	$599	$518	$1,969	$2,403

(1)	Excludes assets and liabilities classified as held for sale as reported at each Balance Sheet date, if applicable.
(2)	We did not have any significant marketable securities as of December 31, 2009, 2008 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a provider of Internet infrastructure services. By leveraging our global infrastructure, we provide network confidence and availability for mission-critical Internet services, such as domain name registry services and infrastructure assurance services. Our service capabilities enable domain name registration through our registrar partners and provide network availability for registrars and Internet users alike.

As a result of the sale of the Authentication Services business, included in the former Internet, Infrastructure and Identity Services segment, ceasing operations of the CPS business and the divestiture of legacy products and services, comprising the former Other Services segment, our only reportable segment is now Naming Services, which consists of Registry Services and NIA Services.

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. As of December 31, 2010, we had approximately 105.2 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by Internet usage and broadband penetration rates, as well as advertising and marketing activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in mature markets such as the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term.

NIA Services provides infrastructure assurance to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service mitigation. Revenues from NIA Services are not significant.

2010 Business Highlights and Trends

•

We recorded revenues of $680.6 million, an increase of 10%, as compared to 2009. The increase was primarily due to a 9% year-over-year increase in active domain names ending in .com and .net and fee increases in our .com and .net registry fees in October 2008 and July 2010.

•	We recorded operating income of $232.3 million, an increase of 45% as compared to 2009, primarily due to an increase in revenues.

•

In December 2010, we declared and paid a special dividend of $3.00 per share of our common stock totaling $518.2 million. As a result of the dividend, we also paid $109.1 million in contingent interest to holders of our Convertible Debentures.

•	In November 2010, we ceased the operations of our CPS business as well as completed our non-core business divestiture program commenced in late 2007.

•

On August 9, 2010, we sold our Authentication Services business to Symantec for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. We recorded a gain on sale of $726.2 million, net of tax of $254.3 million.

•

On July 27, 2010, the Board authorized the repurchase of up to approximately $1.1 billion of our common stock, in addition to the $393.6 million of our common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of our common stock (collectively, the “2010 Share Buyback Program”). We repurchased 15.7 million shares of our common stock for an aggregate cost of $437.7 million in 2010.

•

In 2010, we received $25.2 million from The Reserve Primary Fund and The Reserve International Liquidity Fund, Ltd (collectively “Funds held by The Reserve”). We realized a $4.3 million gain due to distributions received in excess of book value.

•	In 2010, we purchased marketable securities of $787.7 million and sold marketable securities of $284.6 million.

•

We generated cash flows from operating activities of $215.2 million, a decrease of 46% as compared to 2009. The decrease was primarily due to the payment of contingent interest related to the Convertible Debentures and higher income taxes payable, primarily upon the gain resulting from the sale of the Authentication Services business, before consideration of carried forward excess tax benefits from exercises of stock options and other employee stock purchases.

Divestiture Transactions

During the fourth quarter of 2007, we announced a change to our business strategy to allow management to focus its attention on our core competencies and to make additional resources available to invest in our core businesses. The strategy called for the divestiture or winding-down of our non-core businesses. The divestiture strategy is now complete with the wind-down of our CPS business.

The following presents a summary of our divested and wound-down businesses during the years ended December 31, 2010, 2009 and 2008. Current and historical results of operations of the divested and wound-down businesses have been classified as discontinued operations, unless otherwise noted.

Completed in 2010

On August 9, 2010, we sold our Authentication Services business, including outstanding shares of capital stock of VeriSign Japan and trademarks and certain intellectual property used in the Authentication Services business (including our checkmark logo and the Geotrust and thawte brand names), to Symantec for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. Also included with the sale of the Authentication Services business were real and personal property owned by us at our Mountain View facility and other locations. We recorded a gain on sale of $726.2 million, net of tax of $254.3 million.

In November 2010, we ceased the operations of our CPS business.

Completed in 2009

During 2009, we completed the divestiture and ceased the operations of the following businesses, for aggregate net cash consideration of $465.6 million. For these divestitures we recorded an aggregate net gain on sale of $39.4 million in 2009 and aggregate estimated losses on assets held for sale of $403.5 million in 2008.

•

We sold our MDG Services business which offered solutions to manage the complex operator interfaces, relationships, distribution, reporting and customer service for the delivery of premium mobile content to customers for net cash consideration of $19.4 million.

•	We ceased the operations of our Pre-pay Services business which licensed and managed solutions for prepay billing customers to deliver rating and billing services.

•

We sold our MMM Services business which consisted of the InterCarrier Messaging, PictureMail, Premium Messaging Gateway, and Mobile Enterprise Service offerings for net cash consideration of $171.8 million.

•

We sold our GSC business which helped companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry for net cash consideration of $4.9 million.

•

We sold our MSS business which enabled enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on the MSS business’ security platform and experienced security staff for net cash consideration of $40.0 million.

•

We sold our RTP Services business which allowed organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers for net cash consideration of $1.8 million.

•

We sold our Communications Services business which provided Billing and Commerce Services, Connectivity and Interoperability Services, and Intelligent Database Services for net cash consideration of $227.6 million.

•	We sold our International Clearing business which enabled financial settlement and call data settlement for wireless and wireline carriers for net cash consideration of $0.1 million.

Completed in 2008

During 2008, we completed the divestiture of the following businesses, for aggregate net cash consideration of $301.8 million. For these divestitures we recorded an aggregate gain on sale of $80.5 million in continuing operations and an aggregate net loss on sale of $21.8 million in discontinued operations in 2008.

•

We sold our EMM business, which offered mobile application services that included interactive messaging applications, content portal services, and messaging gateway services for net cash consideration of $7.8 million.

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

•

We sold our DBMS business, which offered a range of corporate domain name and brand protection services that help enterprises, legal professionals, information technology professionals and brand marketers monitor, protect and build digital brand equity for net cash consideration of $50.4 million.

•

We sold our CDN business, which offered broadband content services that enable the delivery of high-quality video and other rich media securely and efficiently at a very large scale for net cash consideration of $1.0 million. We retained an equity ownership in the CDN business and have accounted for our investment in the CDN business as an equity method investment with a carrying value of zero. As a result of our continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations. The historical results of operations of CDN are identified as in continuing operations.

•

We sold our SC&A business, which provided on-line analysis applications for mobile communications customers and on-line customer self-service with a single view of billing across multiple systems for net cash consideration of $14.2 million.

•

We sold the remaining 49% ownership interest in the Jamba joint ventures for net cash consideration of $199.4 million. The historical results of operations of the Jamba joint ventures are classified as continuing operations.

Subsequent Events

Between February 1, 2011 and February 23, 2011, we repurchased approximately 0.6 million shares of our common stock at an average stock price of $34.87 per share for an aggregate cost of $22.4 million under the 2010 Share Buyback Program. As a result, approximately $1.3 billion is available for repurchase of our common stock under the 2010 Share Buyback Program.

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

We believe the following critical accounting policies have the most significant impact on our judgment and estimates used in preparing our consolidated financial statements:

Revenue recognition

We generate revenues by providing services over a period of time. Fees for these services are deferred and recognized as performance occurs. The majority of our revenue transactions contain standard business terms and conditions. However, at times, we enter into non-standard arrangements including multiple-element arrangements. As a result, judgments are used to evaluate (1) whether an arrangement exists, (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; and (4) whether all elements of the arrangement have been delivered. Our revenue recognition policy also requires an assessment as to whether collection is reasonably assured, which requires us to evaluate the creditworthiness of our customers.

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

Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually or between annual tests in the presence of impairment indicators such as: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) loss of key personnel; (e) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (f) testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. Judgment is required in determining the existence of these factors and their effect on any impairment determination.

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

Given the significant excess of fair value over our reporting units’ carrying value, the goodwill valuations were not overly sensitive to valuation methodologies or assumptions. Further, a hypothetical change of 10% in the fair value of our reporting units would not have resulted in goodwill impairments as of December 31, 2010.

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

Restructuring charges

We have initiated restructuring plans including workforce reductions, involving employee severance benefits, and abandonment of excess facilities. Accounting for severance costs requires identifying whether the costs are associated with an ongoing arrangement or are considered a one-time benefit. Severance costs associated with an ongoing arrangement are recorded once the costs are determined to be both probable and estimable. Severance costs that are considered a one-time benefit are measured at fair value and are recognized upfront or over the future service period, depending on whether future service is required, if certain conditions are met, including i) management’s commitment to a detailed plan of termination that identifies the number of employees, their job classifications or functions and their locations, and expected completion date; and ii) the plan has been communicated to the employees. Determining the appropriate accounting model to use and estimating the fair value and the future service period requires judgment and could differ materially from actual experience and would require us to change our estimates, as necessary, with cumulative catch-up adjustments in the period of change. Excess facilities restructuring charges take into account the fair value of the future lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary.

Fair value of financial instruments

Our Convertible Debentures have a contingent interest payment provision, that is identified as an embedded derivative, to be accounted for separately at fair value, and is marked to market at the end of each reporting period. We utilize a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the derivative. The significant inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. Several significant inputs to the model are not observable and require management judgment.

Stock-based compensation

We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares which contain a service and/or performance condition. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a few complex and subjective variables, primarily, expected stock price volatility and expected term of the awards.

Expected volatility is based on a combination of historical volatility of our common stock over a period commensurate with the expected term of the options and the mean historical implied volatility from traded options. We estimate the expected term of options granted based on observed and expected time to post-vesting exercise and/or cancellations.

We are also required to estimate forfeitures at the time of grant for restricted stock units, stock options and employee stock purchase plan offerings and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

We use the Monte-Carlo simulation option-pricing model to determine the fair value of awards with market-conditions. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied.

If factors change and as a result we employ different assumptions for estimating stock-based compensation expense in future periods, the stock-based compensation expense we record for such future periods may differ significantly from what we have recorded in the current period and could materially affect our results of operations.

Litigation and contingencies

Accruals for loss contingencies are based on management’s judgment as to the amount of loss to be incurred. An accrual can be recorded when the event causing the loss is probable and the amount can be reasonably estimated. These accruals are based largely on estimates that require significant judgment, which could differ from actual results, thereby requiring us to record additional accruals or reverse a portion of such accruals.

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries because these earnings have been indefinitely reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations.

Results of Operations

The following table sets forth selected information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2010	2009	2008
Revenues	100%	100%	100%

Costs and expenses
Cost of revenues	23	27	29
Sales and marketing	12	12	15
Research and development	8	9	11
General and administrative	20	24	30
Restructuring, impairments and other charges, net	3	2	20

Total costs and expenses	66	74	105

Operating income (loss)	34	26	(5)
Interest expense	(23)	(8)	(8)
Non-operating income, net	3	2	17

Income from continuing operations before income taxes and loss from unconsolidated entities	14	20	4

Income tax (expense) benefit	(4)	(5)	2
Loss from unconsolidated entities, net of tax	—	—	(1)

Income from continuing operations, net of tax	10	15	5
Income (loss) from discontinued operations, net of tax	112	26	(75)

Net income (loss)	122	41	(70)
Less: Net (income) loss attributable to noncontrolling interest in subsidiary	—	(1)	3

Net income (loss) attributable to Verisign stockholders	122%	40%	(67%)

Revenues

Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name and .jobs domain name registries. Revenues from .cc, .tv, .name and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by continued Internet growth, promotional marketing programs, marketing expenditure by third-party registrars, as well as fee increases as permitted under our agreements with ICANN. On July 1, 2010, we increased our .com domain name registration fees by 7% from $6.86 to $7.34. We have the contractual right to increase the fees for .com domain name registrations by up to 7% either in 2011 or in 2012 prior to the end of the current agreement with ICANN on November 30, 2012. On July 1, 2010, we increased our .net domain name registration fees by 10% from $4.23 to $4.65. We have the contractual right to increase the fees for .net domain name registrations by up to 10% in 2011 prior to the end of the current agreement with ICANN on June 30, 2011. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant.

A comparison of revenues is presented below:

	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Revenues	$680,578	10%	$615,947	10%	$558,896

The following table compares domain names ending in .com and .net managed by our Registry Services business:

	December 31, 2010	% Change	December 31, 2009	% Change	December 31, 2008
Active domain names ending in .com and .net	105.2 million	9%	96.7 million	7%	90.4 million

Our revenues increased by $64.6 million in 2010, as compared to 2009, primarily due to a 9% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 and July 2010 as per our agreements with ICANN, partially offset by a $7.6 million decrease in revenues because of a one-time project completed in 2009. Our revenues increased by $57.0 million in 2009, as compared to 2008, primarily due to a 7% year-over-year increase in the number of domain names ending in .com and .net and an increase in our .com and .net registry fees in October 2008, partially offset by $9.9 million decrease because of revenues in 2008 from legacy services which were divested in 2008.

The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2011 as a result of further Internet growth. In addition, we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our marketing programs. We expect revenues to increase in fiscal 2011 as compared to fiscal 2010 as a result of continued growth in the number of active domain names ending in .com and .net and implementation of the fee increase which became effective in July 2010 as domain names are up for renewal at the increased price.

New TLDs, including new IDN TLDs, ccTLDs and gTLDs, may be introduced by ICANN in 2011 and/or 2012. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors—The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share,” of this Form 10-K.

Geographic Revenues

We operate in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.

A comparison of our geographic revenues is presented below:

	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
U.S.	$419,315	7%	$393,522	9%	$360,361
APAC	103,494	19%	86,828	10%	79,085
EMEA	92,351	17%	79,081	10%	71,845
Other	65,418	16%	56,516	19%	47,605

Total revenues	$680,578		$615,947		$558,896

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from each of the respective regions increased in 2010, as compared to 2009, primarily driven by an increase in the number of domain names ending in .com and .net, and an increase in our .com and .net registry fees in July 2010 and October 2008. 2009 U.S revenues include $7.6 million from a one-time project.

Revenues from each of the respective regions increased in 2009, as compared to 2008, primarily driven by an increase in the number of domain names ending in .com and .net, and an increase in our .com and .net registry fees in October 2008. 2009 and 2008 U.S. revenues include $7.6 million and $5.9 million, respectively, from a one-time project.

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

Cost of Revenues

Cost of revenues consist primarily of salaries and employee benefits expenses for our personnel that manage the operational systems, depreciation expenses, operational costs associated with the delivery of our services, fees paid to ICANN, customer support and training, consulting and development services, costs of facilities and computer equipment used in these activities, and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of cost of revenues is presented below:

	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Cost of revenues	$156,676	(6%)	$166,705	4%	$160,845

2010 compared to 2009:    Cost of revenues decreased primarily due to decreases in allocated overhead expenses, expenses related to a one-time revenue project, occupancy expenses, contract and professional services expenses, and equipment and software expenses, partially offset by increases in salary and employee benefits expenses, depreciation expenses, telecommunication expenses and fees paid to ICANN. Allocated overhead expenses decreased by $14.2 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function as a result of the divestitures in 2010 and 2009. Expenses related to a one-time revenue project that was completed in 2009 decreased by $4.5 million. Occupancy expenses decreased by $2.4 million, primarily due to the purchase in December 2009 of a previously leased facility, management cost-saving initiatives to reduce overall utility expenses, and the elimination of certain shared services utility expenses as a result of the sale of the Authentication Services business. Contract and professional services expenses decreased by $1.8 million, primarily due to a decrease in the need for such external services and the increase in internal resources. Equipment and software expenses decreased by $1.2 million, primarily due to a decrease in equipment and software maintenance contracts required to support the business as a result of the sale of the Authentication Services business and the purchase in 2010 of certain equipments that were previously leased. Salary and employee benefits expenses increased by $4.2 million, primarily due to an increase in average headcount. Depreciation expenses increased by $3.7 million, primarily due to an increase in capitalized hardware and software to support investments in our infrastructure and the purchase in 2009 of a previously leased facility. Telecommunication expenses increased by $3.3 million, primarily due to an increase in colocation expenses and additional circuits required to support the increase in our network infrastructure. Fees paid to ICANN increased by $3.0 million resulting from a fee increase in July 2009.

2009 compared to 2008:    Cost of revenues increased primarily due to increases in depreciation expenses, fees paid to ICANN, and telecommunication expenses offset by a decrease in allocated overhead expenses, contract and professional services expenses, salary and employee benefits expenses and expenses related to a one-time revenue project. Depreciation expenses increased by $10.7 million, primarily due to increase in capitalized hardware and software to support investments in our infrastructure. Fees paid to ICANN increased by $5.0 million resulting from a fee increase in July 2009. Telecommunication expenses increased by $2.8 million, primarily due to an increase in colocation expenses and additional circuits required to support the increase in our network infrastructure. Allocated overhead expenses decreased by $6.8 million, primarily due to a decrease in proportional headcount within the cost of revenues function as a result of the divestitures in 2009 and 2008. The divested businesses had a higher proportional headcount in cost of revenues. Contract and professional services expenses decreased by $4.4 million primarily due to a decrease in the need for such external services and the increase in internal resources. Salary and employee benefits expenses decreased by $1.8 million, primarily due to a decrease in bonus expense and stock-based compensation expenses. Expenses related to a one-time revenue project that was completed in 2009 decreased by $1.8 million.

We expect cost of revenues as a percentage of revenues to remain consistent in 2011 as compared to 2010.

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

A comparison of sales and marketing expenses is presented below:

	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Sales and marketing	$83,390	11%	$75,348	(11%)	$84,843

2010 compared to 2009:    Sales and marketing expenses increased primarily due to increases in advertising, marketing and consulting expenses, and salary and employee benefits expenses, partially offset by a decrease in allocated overhead expenses. Advertising, marketing and consulting expenses increased by $6.4 million, primarily due to certain corporate and Registry Services related advertising and marketing campaigns in 2010. Salary and employee benefits expenses increased $6.3 million, primarily due to an increase in average headcount to support the NIA Services business and other new products and services. Allocated overhead expenses decreased by $5.4 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function as a result of divestitures in 2010 and 2009.

2009 compared to 2008:    Sales and marketing expenses decreased primarily due to decreases in salary and employee benefits expenses and travel expenses, partially offset by increases in allocated overhead expenses, and advertising, marketing and consulting expenses. Salary and employee benefits expenses decreased by $13.7 million, primarily due to lower average headcount resulting from the 2008 restructuring plan. Travel expenses decreased by $2.8 million, primarily due to lower average headcount and management’s cost-savings initiatives. Allocated overhead expenses increased by $5.0 million, primarily due to an increase in proportional headcount within the sales and marketing function as a result of the divestitures in 2009 and 2008. Advertising, marketing and consulting expenses increased by $4.7 million, primarily due to international marketing initiatives and other efforts to increase the market penetration of our Registry Services business in 2009.

We expect sales and marketing expenses as a percentage of revenues to increase slightly in 2011 as compared to 2010, as a result of investments in our NIA sales force and certain marketing initiatives.

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

A comparison of research and development expenses is presented below:

	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Research and development	$53,664	2%	$52,364	(15%)	$61,750

2010 compared to 2009:    Research and development expenses increased primarily due to an increase in salary and employee benefits expenses, partially offset by a decrease in allocated overhead expenses, an increase in capitalized labor, and a decrease in contract and professional services expenses. Salary and employee benefits expenses increased by $9.5 million, primarily due to an increase in average headcount primarily used to support the development of the DNS infrastructure and the NIA Services business. Allocated overhead expenses decreased by $3.3 million, primarily due to a decrease in allocable indirect costs as a result of the divestitures in 2010 and 2009. Capitalized labor increased by $2.4 million, primarily due to an increase in internally developed software projects. Contract and professional services expenses decreased by $1.6 million, primarily due to a decrease in the need for such external services and the increase in internal resources.

2009 compared to 2008:    Research and development expenses decreased primarily due to decreases in depreciation expenses, salary and employee benefits expenses, and contract and professional services expenses, partially offset by an increase in allocated overhead expenses. Depreciation expenses decreased by $4.8 million, primarily due to a reduction in capitalized assets depreciated to research and development expenses in 2009. Salary and employee benefits expenses decreased by $3.1 million, primarily due to lower average headcount resulting from the 2008 restructuring plan. Contract and professional services expenses decreased by $1.6 million, primarily due to a decrease in the services of outside contractors due to management’s cost-savings initiatives and need for such external services and the increase in internal resources. Allocated overhead expenses increased by $2.4 million, primarily due to an increase in proportional headcount within the research and development function as a result of the divestitures in 2009 and 2008.

We expect research and development expenses as a percentage of revenues to remain consistent in 2011 as compared to 2010.

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

A comparison of general and administrative expenses is presented below:

	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
General and administrative	$137,704	(6%)	$146,531	(13%)	$168,873

2010 compared to 2009:    General and administrative expenses decreased primarily due to decreases in contract and professional services expenses, telecommunication expenses, depreciation expenses, miscellaneous general and administrative expenses, and salary and employee benefits expenses, partially offset by a decrease in corporate overhead expenses allocated to other cost types. Contract and professional services expenses decreased by $9.7 million, primarily due to professional services costs incurred in 2009 for accounting and auditing services related to our divestiture strategy, as well as a reduction in our need for such outside professional services. Telecommunication expenses decreased by $6.2 million, primarily due to a reduction in circuits to support the business as a result of the divestitures and a one-time minimum commitment short-fall expense recorded in 2009. Depreciation expenses decreased by $4.9 million, primarily due to certain capital software projects becoming fully depreciated prior to 2010 and ceasing further depreciation on corporate assets held for sale in May 2010, the results of operations of which were classified as continuing operations until the third quarter of 2010. Miscellaneous general and administrative expenses decreased by $4.1 million, primarily due to certain adjustments in 2010 for a release of an accrual for certain non-income tax contingencies when the statute of limitations expired, a refund of a previously expensed non-income tax payment, and an adjustment of certain expense accruals, coupled with certain asset write-offs during 2009. Salary and employee benefits expenses decreased by $4.0 million primarily due to a decrease in average headcount primarily due to the divestitures in 2010 and 2009 and a reduction in the amount of overhead to support the business. Overhead expenses allocated to other cost types decreased by $21.4 million primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function as a result of the divestures in 2010 and 2009.

2009 compared to 2008:    General and administrative expenses decreased primarily due to decreases in salary and employee benefits expenses, depreciation expenses, contract and professional services expenses, travel expenses, and telecommunication expenses, partially offset by increases in legal expenses and occupancy expenses. Salary and employee benefits expenses decreased by $17.8 million, primarily due to a decrease in average headcount which resulted from the divestitures in 2009 and 2008 and the 2008 restructuring plan. Depreciation expenses decreased by $6.3 million primarily due to a decrease in capitalized assets supporting our continuing operations and a reduction of facility related depreciation expenses caused by the sale of certain office buildings in 2008. Contract and professional services expenses decreased by $5.3 million, primarily due to a decrease in professional services costs incurred for accounting and auditing services related to our divestitures which were substantially completed during 2009. Travel expenses decreased by $2.0 million primarily due to management’s cost-saving initiatives. Telecommunication expenses decreased by $1.8 million primarily due to a reduction in circuits required to support the business as a result of the divestitures in 2009 and 2008. Legal expenses increased by $5.2 million, primarily due to the reversal in 2008 of certain previously accrued estimated litigation settlement costs in excess of actual final outcome. Occupancy expenses increased by $2.7 million, primarily due to the sale and leaseback of certain office buildings in 2008.

We expect general and administrative expenses as a percentage of revenues to decrease in 2011 as compared to 2010, as we continue to realize post-divestiture cost reductions in our general and administrative function.

Restructuring Charges

The following table presents the nature of restructuring charges:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Workforce reduction	$32,623	$13,067	$63,844
Excess facilities	(424)	2,685	5,381
Other exit costs	—	—	1,211

Total consolidated restructuring charges	$32,199	$15,752	$70,436

Amounts classified as continuing operations	$16,861	$5,357	$29,458

Amounts classified as discontinued operations	$15,338	$10,395	$40,978

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of our corporate functions from our Mountain View facility to our facility in Dulles, Virginia, we initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”).

Under the 2010 Restructuring Plan, we will incur total estimated pre-tax cash charges of $22.4 million in severance costs and other related employee termination costs. Through December 31, 2010, we recorded a total of $19.7 million in cash restructuring charges, inclusive of amounts for discontinued operations, under our 2010 Restructuring Plan, related to employee terminations. We expect to recognize excess facility exit costs of $13.7 million. Additionally we recognized stock-based compensation expenses of $10.5 million, inclusive of amounts for discontinued operations in 2010, upon acceleration of stock-based awards for employees notified of termination and expect to recognize further expenses for employees to be terminated in the future. However, at this time, we are not able, in good faith, to make a determination of the estimated amount or range of amounts thereon. We expect to recognize all remaining cash and stock-based restructuring charges over the next several quarters through the end of fiscal 2011.

2008 Restructuring Plan

As part of its divestiture strategy announced in 2007, we had initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) including workforce reductions, abandonment of excess facilities and other exit costs. Through December 31, 2010, we recorded a total of $87.3 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan. The 2008 Restructuring Plan was substantially completed as of June 30, 2010.

Impairments and Other Charges

Impairments of Goodwill and other intangible assets

In 2009, we recorded an impairment charge of $9.7 million related to our .name gTLD intangible asset in continuing operations, included in Restructuring, impairment and other charges. In 2008, we recorded impairment charges of $77.6 million for goodwill related to our VeriSign Japan reporting unit and $45.8 million for goodwill related to our former Post-pay reporting unit, both of which are included in discontinued operations.

Other Charges

In 2008, we recorded a loss of $79.1 million as a result of the sale of a portion of our Mountain View facilities included in Restructuring, impairment and other charges.

Interest Expense

Interest expense consists of contractual interest payments, amortization of debt discount and debt issuance costs on the liability component of our Convertible Debentures, contingent interest payments to holders of our Convertible Debentures, and Other interest expenses primarily related to our $500.0 million senior unsecured revolving credit facility (the “Facility”), offset by capitalized interest. We terminated the Facility in November 2010.

A comparison of interest expense is presented below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Contractual interest.	$40,625	$40,625	$40,625
Amortization of debt discount on the liability component	6,775	6,241	5,731
Contingent interest to holders of our Convertible Debentures (1)	109,113	—	—
Interest capitalized to property and equipment, net	(676)	(1,090)	(4,228)
Other interest expense	1,830	1,575	2,263

Total interest expense	$157,667	$47,351	$44,391

(1)	The Indenture governing the Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures, if the Board declares a dividend to our stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures. The Board declared an extraordinary dividend in December 2010, and consequently we paid $109.1 million contingent interest to holders of the Convertible Debentures.

Interest expense increased in 2010 primarily due to a $109.1 million contingent interest payment to holders of our Convertible Debentures.

Non-Operating Income, Net

Non-operating income, net, consists primarily of interest earned on our cash, cash equivalents, and marketable securities, net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of certain businesses, realized and unrealized gains and losses on the contingent interest derivative on the Convertible Debentures, income from transition services agreements, and the net effect of foreign currency gains and losses.

A comparison of non-operating income, net, is presented below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest and dividend income	$7,652	$2,638	$14,747
Net gain on divestiture of businesses and joint ventures	—	908	80,536
Unrealized (loss) gain on contingent interest derivative on Convertible Debentures	(500)	549	3,616
Income from transition services agreements	10,631	4,944	3,641
Other, net	2,955	2,906	(8,653)

Total non-operating income, net	$20,738	$11,945	$93,887

2010 compared to 2009:    Non-operating income, net, increased in 2010. Interest and dividend income increased primarily as a result of investing in 2010 in marketable securities which have higher interest rates as compared to money market funds, and higher average cash balances as a result of the proceeds from the sale of the Authentication Services business. Income from transition services agreements increased, primarily due to an increase in transition services provided to support certain divestitures in 2010 and 2009. Other, net in 2010, primarily includes a $4.3 million realized gain due to distributions received in 2010 from the Funds held by The Reserve that exceed their book value, and $1.9 million in miscellaneous income, partially offset by $2.9 million in foreign currency losses.

2009 compared to 2008:    Non-operating income, net, decreased in 2009. Interest and dividend income decreased due to cash balances invested in lower interest rate securities in 2009. In 2008, net gain on divestiture of businesses includes a $77.8 million gain upon divestiture of our remaining 49% ownership interest in the Jamba joint ventures. Income from transition services agreements increased, primarily due to an increase in transition services provided to support the buyers of certain divested businesses during 2009. Other, net, in 2009 primarily includes the cash receipt of $3.3 million from Certicom Corporation (“Certicom”) upon termination of the acquisition agreement entered into with Certicom, and $1.0 million in miscellaneous rental income, partially offset by $2.3 million in foreign currency losses. Other, net, in 2008, includes a charge of $8.2 million for an other-than-temporary impairment of money-market investments in Funds held by The Reserve as a result of management’s assessment for our investment portfolio with consideration to the economic market conditions at the time.

Income Tax Expense

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Income tax (expense) benefit from continuing operations	$(25,322)	$(32,935)	$12,070
Effective tax rate	27%	26%	(51%	)

Our effective tax rate for 2010 differs from the statutory federal rate of 35% primarily due to tax benefits from foreign operations and a change in estimated tax expense related to a divested business, offset by the tax effects of state tax rate changes and an increase in accruals for uncertain tax positions.

Our effective tax rate for 2009 differs from the statutory federal rate of 35% primarily due to tax benefits from foreign operations, a state tax law change, a favorable state tax audit result and releases of reserves related to lapses of statute of limitations.

Our effective tax rate for 2008 differs from the statutory federal rate of 35% primarily due to tax benefits from foreign operations, the release of valuation allowances and releases of accruals for uncertain tax positions related to statute closures, offset by the tax expense related to the conclusion of an Internal Revenue Service audit.

As of December 31, 2010, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $145.5 million before the offset of certain deferred liabilities. With the exception of certain deferred tax assets related to book and tax bases differences of certain investments and certain foreign net operating loss carryforwards, we believe it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. During 2010, we reduced our valuation allowance by $26.7 million previously applied to capital loss carryforwards as sufficient capital gains were generated during 2010. We increased our valuation allowance by $12.8 million in 2010 mainly for a loss carryforward in a foreign jurisdiction because we do not expect to generate sufficient taxable income in that jurisdiction in the future.

We qualify for tax holidays in Switzerland and India. In Switzerland, the tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of investment and employment. In Switzerland, the tax holiday on certain income types expires in 2011 and the tax holiday on remaining income types expires in 2015. In India, we have qualified for the Software Technology Park of India (“STPI”) tax program with respect to our research and development activities. This exemption is scheduled to expire on March 31, 2011. Notwithstanding qualification for this exemption, we are subject to minimum alternative tax rules in India which override the STPI regime and subject us to minimum tax on qualifying income. Due to net operating loss carryforwards from prior years, the tax holidays did not have a material impact on our earnings per share for 2009 and 2008. The tax holidays increased our diluted earnings per share in 2010 by $0.12.

Income (loss) from Discontinued operations, net of tax

In 2010, we sold our Authentication Services business and ceased the operations of our CPS business. The results of operations of these businesses have been classified as discontinued operations for all periods presented.

In 2009, we sold the following businesses: MDG Services, MMM Services, GSC, MSS, RTP Services, Communications Services and International Clearing. In 2009, we also ceased the operations of the Pre-pay Services business. The results of operations of these businesses have been classified as discontinued operations for all periods presented.

In 2008, we sold the following businesses: EMM, Post-pay, Communications Consulting, DBMS, CDN, SC&A, and the remaining 49% ownership interest in the Jamba joint ventures. The results of operations of these businesses, except CDN and the Jamba joint ventures, have been classified as discontinued operations for all periods presented. We retained an equity ownership in the CDN business. As a result of the continuing involvement in the CDN business, the historical results of operations of the CDN business have not been classified as discontinued operations.

For a period of time, we will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the Authentication Services business and certain other completed divestitures. These activities are transitional in nature and generally result from agreements ensuring and facilitating the orderly transfer of business operations. The nature, magnitude and duration of the agreements vary depending on the specific circumstances of the service, location or business need. The existing agreements include the following: data center hosting, support of financial processes, and information services. As of December 31, 2010, the existing agreements have remaining terms from 1 to 31 months in length.

The following table presents the revenues and the components of Income (loss) from discontinued operations, net of tax:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues	$248,740	$639,698	$996,540

Income from discontinued operations before income taxes	$63,906	$179,119	$77,325
Gains (losses) on sale of discontinued operations and estimated losses on assets held for sale, before income taxes (1)	979,560	36,027	(433,304)
Income tax expense	(279,644)	(57,524)	(65,967)

Income (loss) from discontinued operations	763,822	157,622	(421,946)
Less: (Income) loss from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(2,887)	(3,686)	16,009

Total income (loss) from discontinued operations, net of tax, attributable to Verisign stockholders	$760,935	$153,936	$(405,937)

(1)	Amounts in 2008 include net estimated losses on assets held for sale of $412.0 million related to the divestitures completed in 2009 and ceasing operations of the CPS business.

The differences between income tax expenses and the amounts resulting from application of the federal statutory rate of 35% to Income (loss) from discontinued operations before income taxes are primarily attributable to non-deductible goodwill transferred or written-off in the divestitures or impairments and the realization of deductible capital loss from divestitures.

Net gains on disposal are recorded on the date the sale of the disposal group is consummated. Full or partial reversals of previously reported estimated losses on disposal are recorded upon changes in the fair values and/or carrying values of the disposal groups.

Liquidity and Capital Resources

	As of December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$1,559,628	$1,477,166
Marketable securities	501,238	185

Total	$2,060,866	$1,477,351

As of December 31, 2010, our principal source of liquidity was $1.56 billion of cash and cash equivalents and $501.2 million of marketable securities.

We received $1.16 billion, $469.4 million and $274.3 million of cash proceeds from divestiture of businesses, net of cash contributed and transaction costs, for 2010, 2009, and 2008, respectively.

In December 2010, we declared and paid a special dividend of $3.00 per share of our common stock totaling $518.2 million. As a result of the dividend, we also paid $109.1 million in contingent interest to holders of our Convertible Debentures.

In 2010, we repurchased approximately 15.7 million shares of our common stock at an average stock price of $27.93 for an aggregate cost of $437.7 million. In 2009, we repurchased approximately 11.3 million shares of our common stock at an average stock price of $22.31 for an aggregate cost of $252.8 million. In 2008, we repurchased approximately 38.6 million shares of our common stock at an average stock price of $34.07 for an aggregate cost of $1.31 billion. As of December 31, 2010, $1.37 billion remained available for further repurchases in the future.

We continue to evaluate various means to return approximately $650 million to our common stockholders in 2011.

We purchased marketable securities of $787.7 million and received $284.6 million from maturities and sales of marketable securities in 2010. There were no purchases or sales of marketable securities in 2009 and 2008. We received distributions aggregating to $25.2 million, $129.5 million and $98.2 million from Funds held by The Reserve in 2010, 2009 and 2008, respectively.

We had income taxes payable, primarily upon the gain resulting from divestiture of businesses, of $131.9 million, $25.9 million, and $41.5 million, in 2010, 2009 and 2008, respectively, before consideration of carried forward excess tax benefits from exercises of stock options and other employee stock purchases.

We had a credit facility that permitted cash borrowings up to a maximum of $500.0 million which was scheduled to mature on June 7, 2011. We terminated this credit facility, effective November 3, 2010.

In summary, our cash flows for 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$215,206	$395,191	$484,034
Net cash provided by investing activities	603,090	484,455	76,764
Net cash used in financing activities	(745,274)	(197,994)	(1,164,027)
Effect of exchange rate changes on cash and cash equivalents	9,440	6,446	15,575

Net increase (decrease) in cash and cash equivalents	$82,462	$688,098	$(587,654)

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities. Operating cash flows presented in the table above include cash flows from the operations of the divested businesses and therefore are not indicative of future trends.

2010 compared to 2009:    Cash provided by operating activities decreased primarily due to a decrease in cash received from customers resulting from a decrease in consolidated revenues, including decreased revenues from discontinued operations, coupled with the timing of receipts from customers; higher income taxes payable, primarily upon the gain resulting from the sale of the Authentication Services business, before consideration of carried forward excess tax benefits from exercises of stock options and other employee stock purchases; and the payment of contingent interest on the Convertible Debentures. The decrease is partially offset by a decrease in cash payments to suppliers and employees, primarily resulting from the completion of our divestitures in 2010 and 2009, and lower average headcount in 2010; an increase in interest income resulting from investments in higher interest rate marketable securities; and an increase in income from transition services agreements, primarily due to an increase in transition services provided to support certain divestitures in 2010 and 2009.

2009 compared to 2008:    Cash provided by operating activities decreased primarily due to a decrease in cash received from customers resulting from a decrease in consolidated revenues, including decreased revenues from discontinued operations, coupled with the timing of receipts from customers; and a decrease in interest income that resulted from investments in lower interest rate securities and an increase in income tax payment resulting from higher pre-tax income in 2009. The decrease in cash receipts was partially offset by a decrease in cash payments to suppliers and employees primarily resulting from the completion of our divestitures and lower average headcount in 2009.

Net cash provided by investing activities

The changes in cash flows from investing activities primarily relate to divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

2010 compared to 2009:    Net cash provided by investing activities increased primarily due to an increase in proceeds received upon divestiture of businesses, an increase in proceeds from maturities and sales of marketable securities and investments and a decrease in purchases of property and equipment. The increase is partially offset by an increase in purchases of marketable securities and investments and proceeds received from sale of an office building in 2009.

2009 compared to 2008:    Net cash provided by investing activities increased primarily due to an increase in proceeds received upon divestiture of businesses, and an increase in distributions received from the Funds held by The Reserve in 2009. The increase is partially offset by proceeds from the sale of certain office buildings in 2008 and proceeds received upon the termination of the trust established for our directors’ and officers’ liability self-insurance coverage in 2008. In 2008, because of liquidity concerns, we reclassified our actively-traded money-market investments in the Funds held by the Reserve from Cash and cash equivalents to Prepaid expenses and other current assets.

Net cash used in financing activities

The changes in cash flows from financing activities primarily relate to stock repurchases and stock option exercise activities and dividend payments.

2010 compared to 2009:    Net cash used in financing activities increased primarily due to the payment of a special dividend in December 2010, and an increase in stock repurchases. The increase is partially offset by an increase in proceeds from issuance of common stock from stock option exercises and employee stock purchase plan and an increase in realized carried forward excess tax benefits from exercises of stock options and employee stock purchase plan.

2009 compared to 2008:    Net cash used in financing activities decreased primarily due to a decrease in stock repurchases offset by a decrease in proceeds from issuance of common stock from stock option exercises and employee stock purchase plan and a decrease in realized carried forward excess tax benefits from exercises of stock options and employee stock purchase plans.

We believe existing cash, cash equivalents, and marketable securities, together with funds generated from operations, should be sufficient to meet our working capital, capital expenditure requirements, our expectation of returning approximately $650 million to our common stockholders in 2011, and to service our debt for the next 12 months. Our philosophy regarding the maintenance of a balance sheet with a large component of cash, cash equivalents and marketable securities, reflects our views on potential future capital requirements relating to expansion of our businesses, related acquisitions, and share repurchases. We regularly assess our cash management approach and activities in view of our current and potential future needs.

Impact of Inflation

We believe that inflation has not had a significant impact on our operations during 2010, 2009 and 2008.

Property and Equipment Expenditures

Our planned property and equipment expenditures for 2011 are anticipated to be in the range of $65.0 million to $75.0 million and will primarily be focused on productivity, cost improvement, market development initiatives and leasehold improvements.

Contractual Obligations

The following table summarizes our significant non-cancelable contractual obligations as of December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	2011	2012-2013	2014-2015	Thereafter
Contractual obligations	(In thousands)
Operating lease obligations	$129,225	$10,533	$18,283	$15,969	$84,440
Purchase obligations	22,285	17,052	5,233	—	—
ICANN agreement	34,500	18,000	16,500	—	—
.tv agreement	12,000	2,000	4,000	4,000	2,000
Convertible Debentures—principal and interest	2,346,875	40,625	81,250	81,250	2,143,750

Total	$2,544,885	$88,210	$125,266	$101,219	$2,230,190

As of December 31, 2010, we had commitments under non-cancelable operating leases for our facilities for various terms through 2026. The table above includes aggregate lease payments of $105.6 million for a lease agreement entered into in 2010 of an office building containing approximately 221,000 square feet, in Reston, Virginia, to be used as our Corporate Headquarters. The lease is expected to commence in July 2011 commensurate with taking control of the premises and will expire in 2026. The lease term is for 15 years and 5 months which includes a five month rent holiday followed by 18 months of a 50% rent concession.

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

In 2007, we issued $1.25 billion principal amount of Convertible Debentures. We will pay cash interest semiannually to the holders of the Convertible Debentures on February 15 and August 15 of each year until maturity. We paid interest of $40.6 million on the Convertible Debentures in each of 2010, 2009 and 2008. In December 2010, we paid $109.1 million in contingent interest payment to holders of our Convertible Debentures, as a result of the special dividend to stockholders.

In 2006, we entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the agreement, we paid ICANN fixed registry level fees of $18.0 million, $15.0 million and $10.0 million in 2010, 2009 and 2008, respectively.

In 2001, we entered into an amended contractual agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2016. Pursuant to the terms of this agreement, in each of 2010, 2009 and 2008, we paid the Tuvalu government a total of $2.0 million annually in registry fees.

We provide for uncertain tax positions and adjust our unrecognized tax benefits accordingly. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of December 31, 2010, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $24.9 million of liabilities have been excluded from the contractual obligations table above.

We enter into indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. We also entered into indemnification agreements with Symantec in connection with the sale of the Authentication Services business. See Note 14, “Commitments and Contingencies,” Indemnifications of our Notes to Consolidated Financial Statements in Item 15 of this form 10-K.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2010, we did not have any significant off-balance sheet arrangements. See Note 14, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Stock Options and Restricted Stock Units

Grants of stock options and/or restricted stock units are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options and restricted stock units dilute existing stockholders and have sought to control the number of options and restricted stock units granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since 2008 has been a weighted average annualized rate of -0.3% per year, calculated as the average annualized new options and restricted stock units granted, net of options and restricted stock units forfeited by employees during the calculation period (for example, upon termination of employment), divided by the weighted average outstanding shares during the calculation period. As of December 31, 2010, the maximum potential dilution from all outstanding options and restricted stock units, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 3.2%. This maximum potential dilution will only result if all outstanding options vest and are exercised and all restricted stock units vest and are settled. As of December 31, 2010, 18% of our outstanding options had exercise prices in excess of the current market price.

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

Options and restricted stock units activity from 2008 through 2010 is summarized as follows (shares in millions):

Options and restricted stock units outstanding at December 31, 2007	19.6
Options and restricted stock units granted from 2008 through 2010	8.7
Options exercised and restricted stock units settled from 2008 through 2010	(11.8)
Forfeitures, cancellations and expiration from 2008 through 2010	(10.6)
Dividend equivalent restricted stock units issued in 2010	0.2

Options and restricted stock units outstanding at December 31, 2010	6.1

Average annualized options and restricted stock units granted, net of forfeitures	(0.6)
Average annualized stock repurchases	22.3
Shares outstanding at December 31, 2010	172.7
Basic weighted average shares outstanding from 2008 through 2010	188.9
Options and restricted stock units outstanding as a percent of shares outstanding at December 31, 2010	3.5%
In the money options and restricted stock units outstanding (based on our December 31, 2010 stock price) as a percent of shares outstanding at December 31, 2010	3.2%
Weighted average annualized options and restricted stock units granted, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from 2008 through 2010	(0.3%)
Weighted average annualized options and restricted stock units granted, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from 2008 through 2010	(12.1% )

Recently Issued Accounting Pronouncements

See Note 1, “Basis of Presentation,” Recent Accounting Pronouncements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

We invest in a variety of securities, including money market funds, debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, corporate debt securities, and debt securities issued by foreign governments. The primary objective of our short-term investment management activities is to preserve principal with the additional goals of maintaining appropriate liquidity and earning an after-tax return commensurate with the risks associated in each portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We invest in investment grade marketable fixed income securities.

In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value of our fixed income securities in our short-term investment portfolio as of December 31, 2010, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value As of December 31, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
	(In thousands)
Fixed income securities	$518,716	$514,323	$509,931	$505,538	$501,146	$496,753	$492,361

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. Our foreign currency risk management program is designed to mitigate foreign exchange risks associated with the monetary and non-monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses to income resulting from fluctuations in exchange rates. We may choose not to hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts and in each case these contracts are limited to a duration of less than 12 months. Our foreign currency forward contracts are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with financial institutions that have investment grade ratings.

As of December 31, 2010, we held foreign currency forward contracts in notional amounts totaling $50.7 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currency derivatives outstanding would result in a decrease/increase in income of approximately $4.9 million. However, this would be largely offset by the remeasurement of our foreign currency denominated monetary and non-monetary assets and liabilities resulting in an insignificant net impact to income.

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

Market risk management

The fair market value of our Convertible Debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Debentures will also increase as the market price of our stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the Convertible Debentures but do not impact our financial position, cash flows or results of operations. As of December 31, 2010, the fair value of the Convertible Debentures was approximately $1.4 billion, based on quoted market prices.

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

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2010. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

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

	2010
	Quarter Ended				Year Ended December 31
	March 31	June 30 (3)	September 30 (4)	December 31 (5)
	As Adjusted (6)	As Adjusted (6)	As Adjusted (6)
	(In thousands, except per share data)
Continuing operations:
Revenues	$161,582	$167,881	$172,286	$178,829	$680,578
Cost of revenues	38,814	39,846	39,751	38,265	156,676
Other operating costs and expenses (1)	68,665	77,213	72,663	73,078	291,619
Operating income	54,103	50,822	59,872	67,486	232,283
Income (loss) attributable to Verisign stockholders	30,009	26,585	45,105	$(31,667)	$70,032
Income (loss) per share attributable to Verisign stockholders (2):
Basic	$0.16	$0.15	$0.26	$(0.18)	$0.39
Diluted	$0.16	$0.15	$0.26	$(0.18)	$0.39
Discontinued operations:
Revenues	$102,821	$102,584	$43,335	$—	$248,740
Cost of revenues	21,097	21,095	9,407	(120)	51,479
Other operating costs and expenses (1)	48,337	56,762	29,502	(998)	133,603
Operating income	33,387	24,727	4,426	1,118	63,658
Income (loss) attributable to Verisign stockholders	21,347	8,628	739,798	$(8,838)	$760,935
Income (loss) per share attributable to Verisign stockholders (2):
Basic	$0.12	$0.04	$4.26	$(0.05)	$4.29
Diluted	$0.12	$0.04	$4.22	$(0.05)	$4.25
Total:
Net income (loss) attributable to Verisign stockholders	$51,356	$35,213	$784,903	$(40,505)	$830,967
Net income (loss) per share attributable to Verisign stockholders (2):
Basic	$0.28	$0.19	$4.52	$(0.23)	$4.68
Diluted	$0.28	$0.19	$4.48	$(0.23)	$4.64

(1)	Other operating costs and expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, and restructuring, impairments and other charges, net.
(2)	Net income (loss) per share attributable to Verisign stockholders is computed independently. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

(3)	Operating income during the quarter ended June 30, 2010, is reduced by $7.5 million in restructuring charges related to the divestiture of the Authentication Services business.
(4)	Operating income during the quarter ended September 30, 2010, is reduced by $6.3 million in restructuring charges related to the divestiture of the Authentication Services business. Income from discontinued operations attributable to Verisign stockholders during the quarter ended September 30, 2010, includes a gain on sale of $736.7 million, net of tax of $243.8 million, related to the sale of the Authentication Services business.
(5)	Loss from continuing operations attributable to Verisign stockholders during the quarter ended December 31, 2010, is reduced by $109.1 million contingent interest payment to the holders of our Convertible Debentures. Loss from discontinued operations attributable to Verisign stockholders during the quarter ended December 31, 2010, primarily includes a $10.5 million income tax expense as a result of a change in estimated taxable income for 2010, due to the payment of contingent interest to the holders of the Convertible Debentures, and the application of intra-period allocation rules.
(6)	Adjusted for the reclassification of our CPS business from continuing operations to discontinued operations. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information.

	2009
	Quarter Ended				Year Ended December 31
	March 31	June 30 (3)	September 30 (4)	December 31 (5)
	As Adjusted (6)	As Adjusted (6)	As Adjusted (6)	As Adjusted (6)
	(In thousands, except per share data)
Continuing operations:
Revenues	$148,308	$153,417	$155,481	$158,741	$615,947
Cost of revenues	43,953	41,907	40,782	40,063	166,705
Other operating costs and expenses (1)	71,525	68,064	78,486	71,209	289,284
Operating income	32,830	43,446	36,213	47,469	159,958
Income, attributable to Verisign stockholders	20,327	17,678	22,244	31,368	91,617
Income per share attributable to Verisign stockholders (2):
Basic	$0.11	$0.09	$0.12	$0.17	$0.48
Diluted	$0.11	$0.09	$0.12	$0.16	$0.48
Discontinued operations:
Revenues	$209,342	$172,984	$143,058	$114,314	$639,698
Cost of revenues	66,023	46,754	34,440	25,688	172,905
Other operating costs and expenses (1)	73,163	59,274	54,558	63,945	250,940
Operating	70,156	66,956	54,060	24,681	215,853
Income attributable to Verisign stockholders	44,693	17,196	31,367	60,680	153,936
Income per share attributable to Verisign stockholders (2):
Basic	$0.23	$0.09	$0.16	$0.32	$0.80
Diluted	$0.23	$0.09	$0.16	$0.32	$0.80
Total:
Net income attributable to Verisign stockholders	$65,020	$34,874	$53,611	$92,048	$245,553
Income per share attributable to Verisign stockholders (2):
Basic	$0.34	$0.18	$0.28	$0.49	$1.28
Diluted	$0.34	$0.18	$0.28	$0.48	$1.28

(1)	Other operating costs and expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, and restructuring, impairments and other charges, net.
(2)	Net income per share attributable to Verisign stockholders is computed independently. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(3)	Income from discontinued operations attributable to Verisign stockholders during the quarter ended June 30, 2009, is reduced by an income tax expense of $55.6 million primarily related to the divestiture of certain businesses, partially offset by a $15.6 million reversal of estimated losses on assets held for sale.
(4)	Operating income from continuing operations during the quarter ended September 30, 2009, is reduced by a $9.7 million impairment charge related to our .name gTLD intangible asset. Income from discontinued operations attributable to Verisign stockholders during the quarter ended September 30, 2009, includes a $21.6 million reversal of estimated losses on assets held for sale.
(5)

Income from continuing operations attributable to Verisign stockholders during the quarter ended December 31, 2009, includes a reduction in our income tax expense, which was primarily attributable to tax benefits from our foreign operations and a conclusion of a state tax audit. Income from discontinued operations attributable to Verisign stockholders during the quarter ended December 31, 2009, includes a $4.1 million cumulative depreciation adjustment correcting for certain assets that were depreciated over a period longer than their useful lives and an income tax benefit of $40.4 million primarily attributable to a capital loss generated from the divestiture of a certain business.

(6)	Adjusted for the reclassification of our CPS business from continuing operations to discontinued operations. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” Reclassifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information.

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

b. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. This code of ethics, titled “Code of Ethics for the Chief Executive Officer and Senior Financial Officers,” is posted on our website along with the “Verisign Code of Conduct” that applies to all officers and employees, including the aforementioned officers. The Internet address for our website is www.verisigninc.com, and the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” may be found from our main Web page by clicking first on “company info,” next on “investor information,” next on “Corporate Governance,” next on “Ethics and Business Conduct,” and finally on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers.” The “Verisign Code of Conduct” applicable to all officers and employees can similarly be found on the Web page for “Ethics and Business Conduct” under the link entitled “Verisign Code of Conduct—2009.”

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

Information about Director and executive compensation is incorporated herein by reference from the discussion under the caption “Executive Compensation” in our Proxy Statement related to the 2011 Annual Meeting of Stockholders. Information about our Compensation Committee will be included under the caption “Corporate Governance” in our Proxy Statement related to the 2011Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussion under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the captions “Policies and Procedures with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2011

Annual Meeting of Stockholders. Information about director independence is incorporated by reference from the discussion under the caption “Independence of Directors” in our Proxy Statement related to the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2010 and 2009 is incorporated by reference from the discussion under the caption “Principal Accountant Fees and Services” in our Proxy Statement related to the 2011 Annual Meeting of Stockholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement related to the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

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

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein.	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares In Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals.	10-K	3/16/05	2.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto.	8-K	11/23/05	2.1

3.01	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	11/5/07	3.01

3.02	Fifth Amended and Restated Bylaws of the Registrant.	8-K	7/3/08	3.01

4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate.	8-A	9/30/02	4.01

4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent.	8-A/A	3/19/03	4.02

4.03	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association.	8-K/A	9/6/07	4.1

4.04	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc.	8-K/A	9/6/07	4.2

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.	10-K	3/31/03	10.02

10.02	Registrant’s 1998 Equity Incentive Plan, as amended through February 8, 2005. +	10-K	3/16/05	10.04

10.03	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement. +	10-Q	11/14/03	10.1

10.04	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement. +	10-K	3/16/05	10.06

10.05	409A Options Election Form and related documentation. +	8-K	1/4/07	99.01

10.06	Registrant’s 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement. +	S-8	6/23/03	4.02

10.07	Registrant’s 1998 Employee Stock Purchase Plan, as amended through January 30, 2007. +	10-Q	7/16/07	10.01

10.08	Registrant’s 2001 Stock Incentive Plan, as amended through November 22, 2002. +	10-K	3/31/03	10.08

10.09	Registrant’s 2006 Equity Incentive Plan, as adopted May 26, 2006. +	10-Q	7/12/07	10.02

10.10	Registrant’s 2006 Equity Incentive Plan, form of Stock Option Agreement. +	10-Q	7/12/07	10.03

10.11	Registrant’s 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant. +	10-Q	8/9/07	10.01

10.12	Nonqualified Registrant’s 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant. +	S-1	11/5/07	10.15

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.13	Registrant’s 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.04

10.14	Registrant’s 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.05

10.15	Registrant’s 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement. +	8-K	8/30/07	99.1

10.16	Registrant’s 2007 Employee Stock Purchase Plan, as adopted August 30, 2007. +	S-1	11/5/07	10.19

10.17	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.18	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended.	S-1	1/29/98	10.16

10.19	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.20	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.21	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation.*	S-1	1/29/98	10.18

10.22	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1	1/29/98	10.19

10.23	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.24	Employment Offer Letter between the Registrant and Richard H. Goshorn dated April 25, 2007. +	10-Q	8/9/07	10.02

10.25	Employment Offer Letter between the Registrant and Kevin A. Werner dated September 20, 2007. +	S-1	11/5/07	10.37

10.26	2006 .com Registry Agreement between VeriSign and ICANN, effective March 1, 2006.	10-K	7/12/07	10.26

10.27	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.28	Deed of Lease between TST Waterview I, L.L.C. and the Registrant, dated as of July 19, 2001.	10-Q	11/14/01	10.01

10.29	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. †	S-1	11/5/07	10.44

10.30	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007.*	10-Q	7/16/07	10.03

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.31	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. †	10-Q	5/12/08	10.01

10.32	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.02

10.33	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.03

10.34	Executive Employment Agreement between VeriSign, Inc. and D. James Bidzos, dated as of August 20, 2008. +	10-Q	11/7/08	10.01

10.35	VeriSign, Inc. 2006 Equity Incentive Plan Amended and Restated Employee Restricted Stock Unit Agreement between VeriSign, Inc. and D. James Bidzos. +	10-Q	11/7/08	10.02

10.36	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.	10-Q	11/7/08	10.03

10.37	Consulting Agreement between VeriSign, Inc. and Roger Moore, dated October 3, 2008.* +	10-Q	11/7/08	10.04

10.38	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.	10-Q	11/7/08	10.05

10.39	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC, Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.	10-Q	11/7/08	10.06

10.40	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008. +	10-Q	11/7/08	10.07

10.41	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement. +	10-Q	11/7/08	10.08

10.42	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.09

10.43	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.10

10.44	Employment Offer Letter between the Registrant and Mark D. McLaughlin dated January 9, 2009. +	8-K	1/14/09	10.01

10.45	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.	10-K	3/3/09	10.59

10.46	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, dated March 2, 2009.	10-Q	5/8/09	10.03

10.47	Amended and Restated Consulting Agreement between VeriSign, Inc. and Roger Moore dated March 26, 2009. *+	10-Q/A	8/06/09	10.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.48	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.	10-Q	8/06/09	10.01

10.49	Promotion Letter from VeriSign, Inc. to Brian G. Robins dated August 4, 2009. +	10-Q	11/06/09	10.01

10.50	Promotion Letter from VeriSign, Inc. to Mark D. McLaughlin dated August 17, 2009. +	10-Q	11/06/09	10.02

10.51	Form of Amended and Restated Change-in-Control and Retention Agreement for Executive Officers. +	10-Q	11/06/09	10.03

10.52	Change-in-Control and Retention Agreement for Chief Executive Officer entered into as of August 17, 2009 by and between VeriSign, Inc. and Mark D. McLaughlin. +	10-Q	11/06/09	10.04

10.53	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. †	10-Q	11/06/09	10.05

10.54	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.	10-Q	11/06/09	10.06

10.55	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.	10-Q	11/06/09	10.07

10.56	Employment Offer Letter between the Registrant and Christine C. Brennan dated December 22, 2009.+	10-K	03/02/10	10.61

10.57	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.+	10-Q	04/28/10	10.01

10.58	Acquisition Agreement between VeriSign, Inc., a Delaware corporation, and Symantec Corporation, a Delaware corporation, dated as of May 19, 2010.*	10-Q	08/03/10	10.01

10.59	VeriSign, Inc. 2006 Equity Incentive Plan Form of Stock Option Agreement.+	10-Q	08/03/10	10.02

10.60	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement.+	10-Q	08/03/10	10.03

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.61	VeriSign, Inc. 2006 Equity Incentive Plan Form of Directors Nonqualified Stock Option Grant Agreement.+	10-Q	08/03/10	10.04

10.62	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement.+	10-Q	08/03/10	10.05

10.63	Deed of Lease between 12061 Bluemont Owner, LLC, a Delaware limited liability company as Landlord, and VeriSign, Inc., a Delaware corporation as Tenant, dated as of September 15, 2010.	10-Q	10/29/10	10.01

10.64	VeriSign, Inc. Annual Incentive Compensation Plan. +				X

10.65	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement +				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included on Page 72 as part of the signature pages hereto).				X

25.01	Statement of Eligibility of Trustee on Form T-1 with respect to the Indenture dated as of August 20, 2007.	S-1	11/5/07	25.01

31.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).**				X

32.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).**				X

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema. ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase. ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. ***

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
+	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dulles, Commonwealth of Virginia, on the 24th day of February 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2011.

Signature	Title

/S/ MARK D. MCLAUGHLIN	President, Chief Executive Officer and Director (Principal Executive Officer)
MARK D. MCLAUGHLIN

/S/ BRIAN G. ROBINS	Chief Financial Officer (Principal Financial and Accounting Officer)
BRIAN G. ROBINS

/S/ D. JAMES BIDZOS	Executive Chairman and Director
D. JAMES BIDZOS

/S/ WILLIAM L. CHENEVICH	Director
WILLIAM L. CHENEVICH

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

Director
ROGER H. MOORE

/S/ JOHN D. ROACH	Director
JOHN D. ROACH

Signature	Title

/S/ LOUIS A. SIMPSON	Director
LOUIS A. SIMPSON

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign, Inc. are provided in this separate section. The consolidated financial statements included in this section are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited VeriSign, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriSign, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of VeriSign, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

February 24, 2011

VERISIGN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,559,628	$1,477,166
Marketable securities	501,238	185
Accounts receivable, net	14,874	63,133
Prepaid expenses and other current assets	102,217	168,574

Total current assets	2,177,957	1,709,058

Property and equipment, net	190,319	403,821
Goodwill	52,527	289,980
Other intangible assets, net	2,619	22,420
Other assets	20,584	44,865

Total long-term assets	266,049	761,086

Total assets	$2,444,006	$2,470,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$195,235	$243,967
Deferred revenues	457,478	642,507

Total current liabilities	652,713	886,474

Long-term deferred revenues	205,560	245,734
Convertible debentures, including contingent interest derivative	581,626	574,378
Long-term deferred tax liabilities	309,696	144,777
Other long-term liabilities	17,981	20,117

Total long-term liabilities	1,114,863	985,006

Total liabilities	1,767,576	1,871,480

Commitments and contingencies
Stockholders’ equity:
Verisign stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 172,736,281, excluding 140,576,600 held in treasury, at December 31, 2010; and 183,299,463, excluding 124,434,684 held in treasury, at December 31, 2009	313	308
Additional paid-in capital	21,040,919	21,736,209
Accumulated deficit	(20,363,468)	(21,194,435)
Accumulated other comprehensive (loss) income	(1,334)	7,659

Total Verisign stockholders’ equity	676,430	549,741
Noncontrolling interest in subsidiary	—	48,923

Total stockholders’ equity	676,430	598,664

Total liabilities and stockholders’ equity	$2,444,006	$2,470,144

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$680,578	$615,947	$558,896

Costs and expenses
Cost of revenues	156,676	166,705	160,845
Sales and marketing	83,390	75,348	84,843
Research and development	53,664	52,364	61,750
General and administrative	137,704	146,531	168,873
Restructuring, impairments and other charges, net	16,861	15,041	108,597

Total costs and expenses	448,295	455,989	584,908

Operating income (loss)	232,283	159,958	(26,012)
Interest expense	(157,667)	(47,351)	(44,391)
Non-operating income, net	20,738	11,945	93,887

Income from continuing operations before income taxes and loss from unconsolidated entities	95,354	124,552	23,484
Income tax (expense) benefit	(25,322)	(32,935)	12,070
Loss from unconsolidated entities, net of tax	—	—	(3,868)

Income from continuing operations, net of tax	70,032	91,617	31,686
Income (loss) from discontinued operations, net of tax	763,822	157,622	(421,946)

Net income (loss)	833,854	249,239	(390,260)
Less: Net (income) loss attributable to non controlling interest in subsidiary	(2,887)	(3,686)	16,009

Net income (loss) attributable to Verisign stockholders	$830,967	$245,553	$(374,251)

Basic income (loss) per share attributable to Verisign stockholders from:
Continuing operations	$0.39	$0.48	$0.16
Discontinued operations	4.29	0.80	(2.06)

Net income (loss)	$4.68	$1.28	$(1.90)

Diluted income (loss) per share attributable to Verisign stockholders from
Continuing operations	$0.39	$0.48	$0.16
Discontinued operations	4.25	0.80	(2.03)

Net income (loss)	$4.64	$1.28	$(1.87)

Shares used to compute net income (loss) per share attributable to Verisign stockholders:
Basic	177,534	191,821	197,201

Diluted	178,965	192,575	200,602

Amounts attributable to Verisign stockholders:
Income from continuing operations, net of tax	$70,032	$91,617	$31,686
Income (loss) from discontinued operations, net of tax	760,935	153,936	(405,937)

Net income (loss) attributable to Verisign stockholders	$830,967	$245,553	$(374,251)

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS) INCOME

(In thousands)

		Verisign stockholders’
	Total Stockholders’ Equity	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total	Noncontrolling Interest In Subsidiary
		Shares	Amount
Balance at December 31, 2007	$1,969,061	222,849	$297	$22,976,993	$(21,065,737)	$3,023	$1,914,576	$54,485
Comprehensive loss:
Net loss	(390,260)	—	—	—	(374,251)	—	(374,251)	(16,009)
Other comprehensive income (loss):
Foreign currency translation adjustments	28,296	—	—	—	—	14,494	14,494	13,802
Change in unrealized loss on investments, net of tax	(511)	—	—	—	—	(511)	(511)	—

Total comprehensive loss	(362,475)	—	—	—	—	—	(360,268)	(2,207)
Issuance of common stock under stock plans	122,427	7,696	7	122,420	—	—	122,427	—
Stock-based compensation	92,503	—	—	92,603	—	—	92,603	(100)
Dividend declared to noncontrolling interest in subsidiary	(730)	—	—	—	—	—	—	(730)
Net excess income tax benefits associated with stock-based compensation and other	24,894	—	—	27,177	—	—	27,177	(2,283)
Repurchase of common stock	(1,327,378)	(38,997)	—	(1,327,378)	—	—	(1,327,378)	—
Sale of subsidiary shares to noncontrolling interest	119	—	—	76	—	—	76	43

Balance at December 31, 2008	518,421	191,548	304	21,891,891	(21,439,988)	17,006	469,213	49,208

Comprehensive income:
Net income	249,239	—	—	—	245,553	—	245,553	3,686
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,290)	—	—	—	—	(2,203)	(2,203)	(2,087)
Realized foreign currency translation adjustments, included in net income	(7,436)	—	—	—	—	(7,436)	(7,436)	—
Change in unrealized gain on investments, net of tax	(59)					17	17	(76)
Realized loss on investments, included in net income	281	—	—	—	—	150	150	131

Total comprehensive income	237,735						236,081	1,654
Issuance of common stock under stock plans	36,204	3,468	4	36,200	—	—	36,204	—
Stock-based compensation	53,693	—	—	53,667	—	—	53,667	26
Dividend declared to noncontrolling interest in subsidiary	(807)	—	—	—	—	—	—	(807)
Net excess income tax benefits associated with stock-based compensation and other	15,452	—	—	15,452	—	—	15,452	—
Repurchase of common stock	(260,571)	(11,717)	—	(260,571)	—	—	(260,571)	—
Repurchase of subsidiary’s common stock from noncontrolling interest	(1,463)	—	—	(430)	—	125	(305)	(1,158)

Balance at December 31, 2009	598,664	183,299	308	21,736,209	(21,194,435)	7,659	549,741	48,923

VERISIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS) INCOME—(Continued)

(In thousands)

		Verisign stockholders’
	Total Stockholders’ Equity	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total	Noncontrolling Interest In Subsidiary
		Shares	Amount
Comprehensive income:
Net income	833,854	—	—	—	830,967	—	830,967	2,887
Other comprehensive income (loss):
Foreign currency translation adjustments	7,327	—	—	—	—	3,987	3,987	3,340
Realized foreign currency translation adjustments, included in net income	(29,076)	—	—	—	—	(15,052)	(15,052)	(14,024)
Change in unrealized gain on investments, net of tax	2,586	—	—	—	—	2,545	2,545	41
Realized (gain) on investments, included in net income	(456)	—	—	—	—	(473)	(473)	17

Total comprehensive income	814,235						821,974	(7,739)
Issuance of common stock under stock plans	92,510	5,579	5	92,505	—	—	92,510	—
Stock-based compensation	54,091	—	—	54,087	—	—	54,087	4
Special dividend paid	(518,217)			(518,217)			(518,217)	—
Dividend declared to noncontrolling interest in subsidiary	(856)	—	—	—	—	—	—	(856)
Deconsolidation upon divestiture of the Authentication Services business	(40,332)	—	—	—	—	—	—	(40,332)
Net excess income tax benefits associated with stock-based compensation	126,084	—	—	126,084	—	—	126,084	—
Repurchase of common stock	(449,749)	(16,142)	—	(449,749)	—	—	(449,749)	—

Balance at December 31, 2010	$676,430	172,736	$313	$21,040,919	$(20,363,468)	$(1,334)	$676,430	$—

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$833,854	$249,239	$(390,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (gain) loss on sale of discontinued operations, net of tax	(725,254)	(28,320)	349,957
Depreciation of property and equipment	62,605	74,067	102,915
Amortization of other intangible assets	5,050	12,199	25,663
Stock-based compensation	52,178	51,166	90,066
Impairment of goodwill	—	—	123,412
Loss on sale and impairment of other long-lived assets	—	12,481	92,182
Excess tax benefit associated with stock-based compensation	(131,926)	(25,880)	(41,547)
Other, net	9,474	(3,567)	5,274
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	13,147	25,798	54,048
Prepaid expenses and other assets	(19,105)	(47,418)	(10,384)
Accounts payable and accrued liabilities	34,952	34,545	(13,194)
Deferred revenues	80,231	40,881	95,902

Net cash provided by operating activities	215,206	395,191	484,034

Cash flows from investing activities:
Proceeds received from divestiture of businesses, net of cash contributed and transaction costs	1,162,306	469,380	274,295
Proceeds from maturities and sales of marketable securities and investments	313,817	129,479	99,635
Purchases of marketable securities and investments	(787,718)	(1,150)	—
Purchases of property and equipment	(80,527)	(116,876)	(120,990)
Proceeds from sale of property and equipment	—	6,064	48,843
Cash received from trust, previously restricted	—	—	45,000
Reclassification of cash equivalents to other current assets	—	—	(248,541)
Investment in unconsolidated entities	—	—	(15,679)
Other investing activities	(4,788)	(2,442)	(5,799)

Net cash provided by investing activities	603,090	484,455	76,764

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	92,510	36,204	122,427
Repurchases of common stock	(449,749)	(260,571)	(1,327,378)
Payment of dividends to stockholders	(518,217)	—	—
Excess tax benefit associated with stock-based compensation	131,926	25,880	41,547
Proceeds received from borrowings	—	3,205	200,000
Repayment of borrowings	(1,004)	(1,134)	(200,000)
Other financing activities	(740)	(1,578)	(623)

Net cash used in financing activities	(745,274)	(197,994)	(1,164,027)

Effect of exchange rate changes on cash and cash equivalents	9,440	6,446	15,575

Net increase (decrease) in cash and cash equivalents	82,462	688,098	(587,654)
Cash and cash equivalents at beginning of period	1,477,166	789,068	1,376,722

Cash and cash equivalents at end of period	$1,559,628	$1,477,166	$789,068

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$148,870	$39,256	$35,677

Cash paid for income taxes, net of refunds received	$8,502	$21,881	$14,712

(Payable) receivable to/from purchasers of divested businesses	$(4,250)	$15,780	$13,822

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. It is a provider of Internet infrastructure services. By leveraging its global infrastructure, it provides network confidence and availability for mission-critical Internet services, such as domain name registry services and infrastructure assurance services. The Company’s service capabilities enable domain name registration through its registrar partners and provide network availability for registrars and Internet users alike.

The Company’s business consists of one reportable segment, namely Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services operates the authoritative directory of all .com, .net, .cc, ..tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. NIA Services provides infrastructure assurance to organizations and is comprised of Verisign iDefense Security Intelligence Services (“iDefense”), Managed Domain Name System Services (“Managed DNS”), and Distributed Denial of Service (“DDoS”) mitigation.

Basis of Presentation

The accompanying consolidated financial statements of Verisign and its subsidiaries have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). All significant intercompany accounts and transactions have been eliminated.

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications – Discontinued Operations

The Consolidated Statements of Operations have been reclassified for all periods presented to reflect the presentation of all divested and wound-down businesses as discontinued operations. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations. Reclassification activity occurring in 2010 which has been applied retroactively, include the following:

On August 9, 2010, the Company sold its Authentication Services business, including outstanding shares of capital stock of its majority-owned subsidiary VeriSign Japan K.K. (“VeriSign Japan”) and trademarks and certain intellectual property used in the Authentication Services business (including the VeriSign checkmark logo and the Geotrust and thawte brand names), to Symantec Corporation (“Symantec”). Current and historical results of operations of the Authentication Services business have been classified as discontinued operations.

In November 2010, the Company ceased the operations of its Content Portal Services (“CPS”) business. Current and historical results of operations of the CPS business have been classified as discontinued operations.

Reclassifications – Segment Information

As a result of the sale of the Authentication Services business, included in the former Internet, Infrastructure and Identity Services (“3IS”) segment, and ceasing operations of the CPS business and the divestiture of legacy products and services, comprising the former Other Services segment, the Company’s only reportable segment is now Naming Services.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Significant Accounting Policies

Cash and Cash Equivalents

Verisign considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include certain money market funds, commercial paper, debt securities and various deposit accounts. Verisign maintains its cash and cash equivalents with financial institutions that have investment grade ratings and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. In 2008, because of liquidity concerns, the Company reclassified its money-market investments in The Reserve Primary Fund and The Reserve International Liquidity Fund, Ltd (collectively “Funds held by The Reserve”) from Cash and cash equivalents to Prepaid expenses and other current assets in its consolidated balance sheet.

Marketable Securities

Marketable securities consists of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, corporate debt securities and debt securities issued by foreign governments. All marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other comprehensive (loss) income. The specific identification method is used to determine the cost basis of the marketable securities sold. The Company classifies its marketable securities as current based on their nature and availability for use in current operations.

Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not include finance charges. Verisign maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Verisign regularly reviews the adequacy of its accounts receivable allowance after considering the significance of the accounts receivable balance, each customer’s expected ability to pay and its collection history with each customer. In determining its accounts receivable allowance, the Company analyzes historical collection experience and current economic trends. The Company’s allowance for doubtful accounts was $0.1 million and $0.5 million at December 31, 2010 and 2009, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 35 to 40 years for buildings, 10 years for building improvements and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Capitalized Software

Software included in property and equipment includes amounts paid for purchased software and development costs for software used internally that has been capitalized. The following table summarizes the capitalized costs related to third-party implementation and consulting services as well as costs related to internally developed software:

	Year Ended December 31,
	2010	2009
	(In thousands)
Internally used third-party software and consulting fees	$1,708	$4,123
Internally developed software	23,713	28,895

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Restructuring Charges

Verisign records restructuring charges related to workforce reductions using a standard formula of benefits based upon tenure with the Company. The accounting for severance costs associated with an ongoing arrangement is dependent upon determination of the following criteria: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. Severance costs that are considered a one-time benefit are measured at fair value and are recognized upfront or over the future service period, depending on whether future service is required, if certain conditions are met, including i) management’s commitment to a detailed plan of termination that identifies the number of employees, their job classifications or functions and their locations, and expected completion date; and ii) the plan has been communicated to the employees.

Verisign records restructuring charges related to excess facilities at fair value only when the Company ceases use of the excess facilities. Excess facilities restructuring charges take into account the fair value of lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property.

3.25% junior subordinated convertible debentures due 2037 (“Convertible Debentures”)

Verisign separately accounts for the liability (debt) and equity (conversion option) components of the Convertible Debentures in a manner that reflects the borrowing rate for a similar non-convertible debt. The liability component is recognized at fair value on the issuance date, based on the fair value of a similar instrument that does not have a conversion feature at issuance. The excess of the principal amount of the Convertible Debentures over the fair value of the liability component is the equity component or debt discount. Such excess represents the estimated fair value of the conversion feature and is recorded as Additional paid-in capital. The debt discount is amortized using the Company’s effective interest rate over the term of the Convertible Debentures as a non-cash charge to interest expense included in Interest expense. The Convertible Debentures have a contingent interest payment provision, identified as an embedded derivative accounted for separately at fair value, and is marked to market at the end of each reporting period.

Foreign Currency Translation

Verisign conducts business throughout the world and transacts in multiple currencies. The functional currency for most of Verisign’s international subsidiaries is the U.S. Dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating income, net, within the Consolidated Statements of Operations. The Company recorded net remeasurement gain of $9.5 million and a net remeasurement loss of $11.9 million during 2009 and 2008, respectively. Net remeasurement gain recorded for 2010 was not material.

The financial statements of the Company’s subsidiaries for which the local currency is the functional currency are translated into U.S. Dollars using the current rate for assets and liabilities and a weighted-average rate for the period for revenues and expenses. This translation results in a foreign currency translation adjustment that is included in Accumulated other comprehensive (loss) income. Foreign currency translation adjustments are realized and included in net income in the period in which those subsidiaries are sold or liquidated.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of its operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, and in each case, these contracts are limited to a duration of less than 12 months. The Company’s foreign currency forward contracts are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts to Non-operating income, net, within the Consolidated Statements of Operations. The Company recorded net losses of $2.9 million and $11.8 million and a net gain of $9.0 million during 2010, 2009 and 2008, respectively, related to foreign currency forward contracts.

As of December 31, 2010, Verisign held foreign currency forward contracts in notional amounts totaling $50.7 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.

Revenue Recognition

Verisign recognizes revenues when the following four criteria are met:

•

Persuasive evidence of an arrangement exists: It is the Company’s customary practice to have a written contract, signed by both the customer and Verisign or a purchase order from those customers who have previously negotiated a standard master services agreement with Verisign.

•	Delivery has occurred or services have been rendered: The Company’s services are usually delivered from service activation date through the term of the arrangement.

•	The fee is fixed or determinable: Substantially all of the Company’s revenue arrangements have fixed or determinable fees.

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

Substantially all of the Company’s revenue arrangements have multiple service deliverables. However all service deliverables in those arrangements are usually delivered over the same term and, in the absence of a discernible pattern of performance, are presumed to be delivered ratably over that service term.

If the Company enters into an arrangement with multiple elements, where the delivery of the elements occur at different times, revenue for such arrangement is allocated to the elements based on the fair value of the elements and recognized based on applicable GAAP for each element, provided standalone value exists for the delivered element(s) and objective and reliable evidence of fair value exists for the undelivered element(s).

Registry Services

Registry Services revenues primarily arise from fixed fees charged to registrars for the initial registration or renewal of .com, .net, .tv, .name, .cc or .jobs domain names. Revenues from the initial registration or renewal of

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

domain names are deferred and recognized ratably over the registration term, generally one to two years and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the renewal term.

Verisign also offers promotional marketing programs to its registrars based upon market conditions and the business environment in which the registrars operate. Amounts payable to these registrars for such promotional marketing programs are usually recorded as a reduction of revenue, unless Verisign obtains an identifiable benefit separate from the services it provides to the registrars, and the fair value of such benefit exceeds the amounts payable.

NIA Services

Following the revenue recognition criteria above, revenues from NIA Services are usually deferred and recognized over the service term, generally one to two years.

Advertising Expenses

Advertising costs are expensed as incurred and are included in Sales and marketing in the accompanying Consolidated Statements of Operations. Advertising expenses were $12.6 million, $6.9 million and $3.5 million in 2010, 2009 and 2008, respectively.

Income Taxes

Verisign uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

Deferred tax liabilities and assets are classified as current or noncurrent based on the financial reporting classification of the related asset or liability, or, for deferred tax liabilities or assets that are not related to an asset or liability for financial reporting, according to the expected reversal date of the temporary difference. For every tax-paying component and within each tax jurisdiction, (a) all current deferred tax liabilities and assets are offset and presented as a single amount and (b) all noncurrent deferred tax liabilities and assets are offset and presented as a single amount.

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

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

Stock-Based Compensation

Verisign currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan awards. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. In addition, the Company uses the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For the awards that are expected to vest, after considering estimated forfeitures, stock-based compensation expense is recognized, on a straight-line basis over the requisite service period for each such award.

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as cash equivalents, investments in fixed income securities, equity securities of a public company, foreign currency forward contracts, and a contingent interest derivative associated with its Convertible Debentures.

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Note 2.    Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s Cash and cash equivalents, and Marketable securities:

	As of December 31,
	2010	2009
	(In thousands)
Cash	$106,270	$227,547
Money market funds	648,054	736,459
Time deposits	803,797	514,938
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	359,160	—
Corporate debt securities	141,338	—
Debt securities issued by foreign governments	5,040	—
Equity securities of a public company	—	185

Total	$2,063,659	$1,479,129

Included in Cash and cash equivalents	$1,559,628	$1,477,166
Included in Marketable securities	$501,238	$185
Included in Other assets (1)	$2,793	$1,778

(1)	Represents restricted cash related to employee payroll withholdings, net of claims paid, for the short-term disability program under the State of California Employment Development Department’s Voluntary Plan Fund guidelines and margin money for letters of credit for fire and casualty insurance policies.

The following table summarizes the Company’s unrealized gains and losses, and fair value of debt and equity securities designated as available-for-sale investments. There were no investments classified as either held-to-maturity or trading.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of December 31, 2010
Fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$357,135	$2,524	$(499)	$359,160
Corporate debt securities	140,009	1,329	—	141,338
Debt securities issued by foreign governments	5,038	2	—	5,040

Total fixed income securities	$502,182	$3,855	$(499)	$505,538

Included in Cash and cash equivalents				$4,300
Included in Marketable securities				$501,238

As of December 31, 2009
Equity securities of a public company (1)	$290	$—	$(105)	$185

(1) Included in Marketable securities

The unrealized losses as of December 31, 2010, relate to debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies with an aggregate fair value of $103.8 million that have been in a continuous unrealized loss position for less than twelve months. The Company anticipates that it will recover

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

the entire amortized cost basis of these debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during 2010. The Company does not have the intent to sell any of these debt securities and it is more likely than not that it will not be required to sell them, before recovery of the entire amortized cost basis.

The following table presents the contractual maturities of the fixed income securities as of December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due within one year	$93,268	$289	$—	$93,557
Due after one year through three years	408,914	3,566	(499)	411,981

Total	$502,182	$3,855	$(499)	$505,538

Net gains or losses recognized during the years ended December 31, 2010, 2009, and 2008 related to sales of marketable securities were not material.

Note 3.    Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis:

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurement Using
	Total Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments in money market funds	$648,054	$648,054	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	359,160	2,700	356,460	—
Corporate debt securities	141,338	—	141,338	—
Debt securities issued by foreign governments	5,040	—	5,040	—

Total	$1,153,592	$650,754	$502,838	$—

Liabilities:
Contingent interest derivative on convertible debentures	$10,500	$—	$—	$10,500
Foreign currency forward contracts (1)	282	—	282	—

Total	$10,782	$—	$282	$10,500

(1)	Included in Accounts payable and accrued liabilities

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

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

The fair value of the Company’s investments in fixed income securities are obtained using the weighted average price of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources. The fair value of U.S. Treasury bills is based on their quoted market prices. Such instruments are included in either Cash and cash equivalents or Marketable securities.

The fair value of the equity securities of a public company is based on the quoted market price of the underlying shares.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company’s Convertible Debentures have contingent interest payments that are required to be accounted for separately from the debt instrument, at fair value at the end of each reporting period, with gains and losses reported in Interest expense. The Company has utilized a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the derivative. The inputs to the model include risk adjusted interest rates, volatility and average yield curve observations and stock price. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on Convertible Debentures for 2010 and 2009:

(In thousands)
Fair value at December 31, 2008	$10,549
Unrealized gain on contingent interest derivative on convertible debentures	(549)

Fair value at December 31, 2009	10,000
Unrealized loss on contingent interest derivative on convertible debentures	500

Fair value at December 31, 2010	$10,500

Assets and liabilities measured at fair value on a nonrecurring basis:

The Company measured its disposal groups held for sale in Note 4, “Discontinued Operations,” at the lower of their carrying amounts or fair value less costs to sell and recorded some of those disposal groups held for sale at their fair values less costs to sell. The fair value of assets held for sale was determined considering active bids from potential buyers and also using the income, market or transaction valuation approaches or a combination thereof. The fair value measurements for all the disposal groups held for sale were made using significant unobservable inputs (Level 3).

During the third quarter of 2009 the Company recorded an impairment of its .name generic top-level domain (“gTLD”) intangible asset in Note 16, “Business Combinations,” and reduced its carrying value to its fair value. The fair value measurement for the .name gTLD intangible asset was made using significant unobservable inputs (Level 3), including cash flow projections and discount rates.

Other

The fair value of other financial instruments, carried at cost in the balance sheet, including accounts receivable, restricted cash and investments, and accounts payable, approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company’s Convertible Debentures as of December 31, 2010, is $1.4 billion, and is based on quoted market prices.

Note 4.    Discontinued Operations

The following presents a summary of the Company’s divested and wound-down businesses during the years ended December 31, 2010, 2009 and 2008. Current and historical results of operations of the divested and wound-down businesses have been classified as discontinued operations, unless otherwise noted.

Completed in 2010

On August 9, 2010, the Company sold its Authentication Services business, including outstanding shares of capital stock of VeriSign Japan and trademarks and certain intellectual property used in the Authentication Services business (including the Company’s checkmark logo and the Geotrust and thawte brand names), to Symantec for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. Also included with the sale of the Authentication Services business were certain corporate assets, namely real and personal property owned by the Company at its Mountain

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

View facility and other locations, which were transferred to the Authentication Services reporting unit before the sale. The Company recorded a gain on sale of $726.2 million, net of tax of $254.3 million. The gain on sale also reflects the realization of foreign currency translation adjustments of $15.3 million previously included in Accumulated other comprehensive (loss) income and the deconsolidation of non-controlling interest in VeriSign Japan of $54.3 million.

In November 2010, the Company ceased the operations of its CPS business.

Completed in 2009

On November 9, 2009, the Company sold its Mobile Delivery Gateway Services business which offered solutions to manage the complex operator interfaces, relationships, distribution, reporting and customer service for the delivery of premium mobile content to customers for net cash consideration of $19.4 million. In 2009, the Company recorded a loss on sale of $26.1 million.

In October 2009, the Company ceased the operations of its Pre-pay Services business which licensed and managed solutions for prepay billing customers to deliver rating and billing services.

On October 23, 2009, the Company sold its Messaging and Mobile Media Services business which consisted of the InterCarrier Messaging, PictureMail, Premium Messaging Gateway, and Mobile Enterprise Service offerings for net cash consideration of $171.8 million. In 2009, the Company recorded a gain on sale of $50.4 million.

On October 1, 2009, the Company sold its Global Security Consulting business which helped companies understand corporate security requirements, comply with all applicable regulations, identify security vulnerabilities, reduce risk, and meet the security compliance requirements applicable to the particular business and industry for net cash consideration of $4.9 million. In 2009, the Company recorded a gain on sale of $1.6 million.

On July 6, 2009, the Company sold its Managed Security Services (“MSS”) business which enabled enterprises to effectively monitor and manage their network security infrastructure 24 hours per day, every day of the year, while reducing the associated time, expense, and personnel commitments by relying on the MSS business’ security platform and experienced security staff for net cash consideration of $40.0 million. In 2009, the Company recorded a gain on sale of $7.5 million.

On May 5, 2009, the Company sold its Real-Time Publisher Services business which allowed organizations to obtain access to and organize large amounts of constantly updated content, and distribute it, in real time, to enterprises, Web-portal developers, application developers and consumers for net cash consideration of $1.8 million. In 2009, the Company recorded a gain on sale of $2.1 million.

On May 1, 2009, the Company sold its Communications Services business which provided Billing and Commerce Services, Connectivity and Interoperability Services, and Intelligent Database Services for net cash consideration of $227.6 million. In 2009, the Company recorded a loss on sale of $2.3 million.

On April 10, 2009, the Company sold its International Clearing business which enabled financial settlement and call data settlement for wireless and wireline carriers for net cash consideration of $0.1 million. In 2009, the Company recorded a gain on sale of $6.2 million, which includes the realization of foreign currency translation adjustments of $7.4 million, previously included in Accumulated other translation adjustments.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Completed in 2008

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

In 2008, the Company sold the remaining 49% ownership interest in the two joint venture agreements with Fox Entertainment (“Jamba joint ventures”) for net cash consideration of $199.4 million and recorded a gain of $77.8 million. The historical results of operations of the Jamba joint ventures are classified as continuing operations for all periods presented.

For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the Authentication Services business and certain other completed divestitures. These activities are transitional in nature and generally result from agreements ensuring and facilitating the orderly transfer of business operations. The nature, magnitude and duration of the agreements vary depending on the specific circumstances of the service, location or business need. The existing agreements include the following: data center hosting, support of financial processes, and information services. As of December 31, 2010, the existing agreements have remaining terms from 1 to 31 months in length.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities of the businesses divested in 2010 and 2009:

	2010	2009
	(In thousands)
Assets:
Cash and cash equivalents	$127,517	$3,867
Accounts receivable, net	35,816	52,570
Prepaid expenses and other assets	59,667	68,573
Property and equipment, net	225,432	115,157
Goodwill	235,698	237,336
Other intangible assets, net	19,201	21,964

Total assets	$703,331	$499,467

Liabilities:
Accounts payable and other liabilities	$34,387	$52,055
Deferred revenues	308,772	9,938

Total liabilities	$343,159	$61,993

The following table presents the revenues and the components of discontinued operations, net of tax:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues	$248,740	$639,698	$996,540

Income from discontinued operations before income taxes	$63,906	$179,119	$77,325
Gains (losses) on sale of discontinued operations and estimated losses on assets held for sale, before income taxes (1) .	979,560	36,027	(433,304)
Income tax expense	(279,644)	(57,524)	(65,967)

Income (loss) from discontinued operations	763,822	157,622	(421,946)
Less: (Income) loss from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	(2,887)	(3,686)	16,009

Total income (loss) from discontinued operations, net of tax, attributable to Verisign stockholders	$760,935	$153,936	$(405,937)

(1)	Amounts in 2008 include net estimated losses on assets held for sale of $412.0 million related to the divestitures completed in 2009 and ceasing operations of the CPS business.

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Note 5.    Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Prepaid expenses	$9,939	$18,868
Deferred tax assets	69,807	65,984
Non-trade receivables	14,158	25,467
Receivables from buyers	8,198	34,365
Funds held by The Reserve	—	20,867
Other	115	3,023

Total prepaid expenses and other current assets	$102,217	$168,574

Non-trade receivables primarily consist of income tax receivables and value added tax receivables. Receivables from buyers primarily consist of receivables for services performed on behalf of buyers under transition services agreements and working capital receivables for certain divested businesses. During 2010, the Company received from buyers of the divested businesses substantially the entire amount included in Receivables from buyers as of December 31, 2009. As of December 31, 2010, Receivables from buyers primarily represents amounts due from Symantec for services performed on their behalf under transition services agreements.

During 2010, the Company received distributions of $25.2 million from Funds held by The Reserve, resulting in a gain of $4.3 million, included in Non-operating income, net.

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2010	2009
	(In thousands)
Land	$4,681	$138,194
Buildings and building improvements	131,266	181,113
Computer equipment and software	259,966	362,475
Capital work in progress	5,121	7,067
Office equipment and furniture	7,618	14,292
Leasehold improvements	13,958	28,054

Total cost	422,610	731,195
Less: accumulated depreciation and amortization	(232,291)	(327,374)

Total property and equipment, net	$190,319	$403,821

During 2009, the Company purchased a previously leased Dulles, Virginia land, office building and data center for a total cost of $25.6 million, and reclassified $27.9 million of existing leasehold improvements in the building to Building and building improvements.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

During 2008, the Company sold certain buildings and building improvements in its Mountain View, California, location for net cash consideration of $47.6 million and recorded a loss of $79.1 million to Restructuring, impairments and other charges, net, within the Consolidated Statements of Operations.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

	As of December 31,
	2010	2009
	(In thousands)
Beginning goodwill, gross	$1,998,043	$1,991,172
Beginning accumulated impairment	(1,708,063)	(1,708,063)

	289,980	283,109

Reclassification of gross goodwill (to)/from assets held for sale (1) (2)	(458,087)	7,000
Reclassification of accumulated impairment to assets held for sale (1)	222,747	—
Other adjustments (3)	(2,113)	(129)

	(237,453)	6,871

Ending goodwill, gross	1,537,843	1,998,043
Ending accumulated impairment	(1,485,316)	(1,708,063)

	$52,527	$289,980

(1)	The reclassification of gross goodwill and accumulated impairment balances to assets held for sale in 2010 are related to the divestiture of the Authentication Services business.
(2)	During the first quarter of 2009, the Company disaggregated its ESS disposal group held for sale, into the following three businesses: (i) GSC, (ii) iDefense, and (iii) MSS. The Company decided to retain its iDefense business and, accordingly, reclassified goodwill of $7.0 million allocated to iDefense as held and used in 2009.
(3)	The Company makes certain goodwill adjustments after the initial purchase to acquired companies for income tax adjustments, foreign exchange fluctuations and other additions or reductions that were determined after the initial purchase.

During the second quarter of 2010, the Company performed its annual impairment review of its Registry Services, Authentication Services, and VeriSign Japan reporting units and during the second quarter of 2009, the Company performed its annual impairment review of its Naming Services, Authentication Services, and VeriSign Japan reporting units. The estimated fair value of each reporting unit was computed using the income and market valuation approaches. The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. Each of the reporting units reviewed for impairment had a fair value in excess of its carrying value by a substantial margin.

During the fourth quarter of 2008, the Company performed an interim impairment review of its Naming Services, Business Authentication Services, User Authentication Services and VeriSign Japan reporting units related to its core businesses. The primary indicator of impairment was a decrease in the Company’s market capitalization, arising from an adverse change in the business environment. The estimated fair value of each reporting unit was computed using the combination of the income approach and the market valuation approach. The Company tested goodwill for each of these reporting units for impairment by comparing the fair value of the reporting unit to its carrying value. Each of the reporting units reviewed for impairment, except for the VeriSign Japan reporting unit, had a fair value in excess of its carrying value and no further analysis was required. The VeriSign Japan reporting unit had a fair value less than its carrying value and the Company concluded that the

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

goodwill in its VeriSign Japan reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value. Further analysis required the Company to allocate the fair value of the VeriSign Japan reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) based on their respective fair values. Prior to this allocation, the Company assessed the long-lived assets, other than goodwill, of that unit for impairment, and determined they were not impaired. Based on this allocation, the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities resulted in a goodwill impairment charge of $77.6 million relating to the VeriSign Japan reporting unit, which is classified as discontinued operations.

During the second quarter of 2008, the Company performed an annual impairment review of its Naming Services, Business Authentication Services, User Authentication Services, VeriSign Japan, Post-pay and Messaging Services reporting units. The estimated fair value of each reporting unit was computed using a combination of the income approach and the market valuation approach. The Company tested goodwill for each of these reporting units for impairment and had determined that each of the reporting units had a fair value in excess of its carrying value and concluded that no further analysis was required, except for the Post-pay reporting unit. The Post-pay reporting unit had a fair value less than its carrying value and the Company concluded that the goodwill in its Post-pay reporting unit was impaired and that further analysis was required to determine the amount by which the carrying value of the goodwill of this reporting unit exceeded its implied fair value. Further analysis required the Company to allocate the fair value of the Post-pay reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) based on their respective fair values. Prior to this allocation, the Company assessed the long-lived assets, other than goodwill, of that unit for impairment, and determined they were not impaired. Based on this allocation, the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities resulted in a goodwill impairment of $45.8 million relating to the Post-pay reporting unit classified as discontinued operations.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Other Intangible Assets

The following tables present other intangible assets:

	As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life in Years
	(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	$2,500	$(1,936)	$564	1.5
Domain name rights	2,000	(870)	1,130	1.6
Trade name	1,600	(1,243)	357	1.5
Other	589	(21)	568	15.6

Total other intangible assets	$6,689	$(4,070)	$2,619	4.6

	As of December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life in Years
	(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	$30,601	$(20,626)	$9,975	3.1
Technology in place	10,300	(6,799)	3,501	2.5
Trade name	7,400	(4,239)	3,161	2.6
Non-compete agreement	4,500	(1,075)	3,425	2.3
Domain name rights	2,000	(174)	1,826	2.6
Other	674	(142)	532	3.3

Total other intangible assets	$55,475	$(33,055)	$22,420	2.8

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

Other Assets

Other assets consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Long-term deferred tax assets and other tax receivable	$2,873	$12,695
Long-term investments	413	7,146
Debt issuance costs	11,044	12,315
Long-term restricted cash	2,793	1,778
Security deposits and other	3,461	10,931

Total other assets	$20,584	$44,865

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Accounts payable	$13,840	$16,228
Accrued employee compensation	52,628	75,855
Customer deposits, net	18,681	23,213
Payables to buyers	11,337	27,049
Taxes payable, deferred and other tax liabilities	41,055	27,206
Accrued restructuring costs	17,460	6,605
Other accrued liabilities	40,234	67,811

Total accounts payable and accrued liabilities	$195,235	$243,967

Accrued employee compensation primarily consists of employee accrued vacation, accrued payroll and taxes, accruals for employee contribution to the employee stock purchase plan, and bonus payable. Payables to buyers primarily consists of amounts due to Symantec for certain post-closing purchase price adjustments related to the sale of the Authentication Services business and for collections received on behalf of buyers of certain divested businesses under transition services agreements. As of December 31, 2010, Accrued restructuring costs primarily represents restructuring costs related to the sale of the Authentication Services business.

Other accrued liabilities consist primarily of interest on the Convertible Debentures, accrued litigation, and accruals for products and services. Interest on the Convertible Debentures is paid semi-annually in arrears on August 15 and February 15.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Long-term tax liabilities	$17,163	$12,949
Long-term accrued restructuring costs	761	3,204
Other	57	3,964

Total other long-term liabilities	$17,981	$20,117

Note 6.    Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of its corporate functions from its Mountain View facility to its facility in Dulles, Virginia, the Company initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”).

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Under the 2010 Restructuring Plan, the Company will incur total estimated pre-tax cash charges of $22.4 million in severance costs and other related employee termination costs. Through December 31, 2010, the Company has recorded a total of $19.7 million in cash restructuring charges, inclusive of amounts for discontinued operations, under its 2010 Restructuring Plan, related to employee terminations. The Company expects to recognize excess facility exit costs of $13.7 million. Additionally, the Company recognized stock-based compensation expenses of $10.5 million, inclusive of amounts for discontinued operations, in 2010 upon acceleration of stock-based awards for employees notified of termination.

2008 Restructuring Plan

As part of its divestiture strategy announced in 2007, the Company initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) including workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges in the table below are substantially related to the 2008 Restructuring Plan for the years ended December 31, 2009 and 2008. The plan was substantially completed as of June 30, 2010. Verisign recorded a total of $87.3 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan since its inception.

The following table presents the nature of the restructuring charges under the 2010 and 2008 Restructuring Plans:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Workforce reduction	$32,623	$13,067	$63,844
Excess facilities	(424)	2,685	5,381
Other exit costs	—	—	1,211

Total consolidated restructuring charges	$32,199	$15,752	$70,436

Amounts classified as continuing operations	$16,861	$5,357	$29,458

Amounts classified as discontinued operations	$15,338	$10,395	$40,978

As of December 31, 2010, the consolidated accrued restructuring costs are $18.2 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2009	Costs Incurred	Costs Paid or Settled	Stock-Based Compensation	Accrued Restructuring Costs at December 31, 2010
	(In thousands)
Workforce reduction	$4,079	$32,623	$(10,559)	$(11,023)	$15,120
Excess facilities	5,730	(424)	(2,205)	—	3,101

Total accrued restructuring costs	$9,809	$32,199	$(12,764)	$(11,023)	$18,221

Current portion of accrued restructuring costs					$17,460

Long-term portion of accrued restructuring costs					$761

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

The present value of future cash payments related to lease terminations due to the abandonment of excess facilities is expected to be as follows:

	Contractual Lease Payments	Anticipated Sublease Income	Net
	(In thousands)
2011	$3,432	$(1,095)	$2,337
2012	577	(223)	354
2013	409	(279)	130
2014	408	(282)	126
2015	407	(286)	121
2016	102	(69)	33

	$5,335	$(2,234)	$3,101

Note 7. Debt and Interest Expense

Credit Facility

In 2006, Verisign entered into a credit agreement with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “Facility”), under which Verisign, or certain designated subsidiaries may be borrowers. The Facility was scheduled to mature on June 7, 2011. The Company terminated the Facility on November 3, 2010.

Convertible Debentures

In August 2007, Verisign issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, in a private offering. The Convertible Debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Convertible Debentures but will not be adjusted for accrued interest. As of December 31, 2010, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the Convertible Debentures. As of December 31, 2010, the if-converted value of the Convertible Debentures does not exceed its principal amount.

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

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

•	if the Company calls any or all of the Convertible Debentures for redemption, at any time prior to the close of business on the trading day immediately preceding the redemption date;

•	upon the occurrence of specified corporate transactions as specified in the Indenture governing the Convertible Debentures (a “fundamental change”); or

•	at any time on or after May 15, 2037, and prior to the maturity date.

In addition, holders of the Convertible Debentures who convert their Convertible Debentures in connection with a fundamental change, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Convertible Debentures may require Verisign to purchase all or a portion of their Convertible Debentures at a purchase price equal to 100% of the principal amount of Convertible Debentures, plus accrued and unpaid interest, if any. As of December 31, 2010, none of the conditions allowing holders of the Convertible Debentures to convert had been met.

The Company received net proceeds of approximately $1.22 billion after deduction of $25.8 million of costs incurred upon the issuance of the Convertible Debentures. The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The excess of the principal amount of the debt over the carrying value of the liability component is also referred to as the “debt discount” or “equity component” of the Convertible Debentures. The carrying value of the liability and equity components on the date of issuance were determined to be $550.5 million and $700.7 million, respectively. The debt discount is being amortized using the Company’s effective interest rate of 8.39% over the term of the Convertible Debentures as a non-cash charge to interest expense included in Interest expense. As of December 31, 2010, the remaining term of the Convertible Debentures is 26.6 years. Interest is payable semiannually in arrears on August 15 and February 15.

The Convertible Debentures also have a contingent interest payment provision that may require the Company to pay interest based on certain thresholds, beginning with the semi-annual interest period commencing on August 15, 2014, and upon the occurrence of certain events, as outlined in the Indenture governing the Convertible Debentures. The contingent interest payment provision has been indentified as an embedded derivative, to be accounted for separately at fair value, and is marked to market at the end of each reporting period, with any gains and losses recorded in Interest expense, within the Consolidated Statements of Operations.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

The table below presents the carrying amounts of the liability and equity components:

	As of December 31,
	2010	2009
	(In thousands)
Carrying amount of equity component (net of issuance costs of $14,449)	$686,221	$686,221

Principal amount of Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(678,874)	(685,622)

Carrying amount of liability component	571,126	564,378
Contingent interest derivative	10,500	10,000

Convertible debentures, including contingent interest derivative	$581,626	$574,378

Interest Expense

The following table presents the components of interest expense:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Contractual interest	$40,625	$40,625	$40,625
Amortization of debt discount on the liability component	6,775	6,241	5,731
Contingent interest to holders of our Convertible Debentures (1)	109,113	—	—
Interest capitalized to property and equipment, net	(676)	(1,090)	(4,228)
Other interest expense	1,830	1,575	2,263

Total interest expense	$157,667	$47,351	$44,391

(1)	The Indenture governing the Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures, if the Board of Directors (the “Board”) declares a dividend to its stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures. The Board declared an extraordinary dividend in December 2010, and consequently, the Company paid $109.1 million contingent interest to holders of the Convertible Debentures.

Note 8. Stockholders’ Equity

Preferred Stock

Verisign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2010, no shares of preferred stock had been issued. In connection with its stockholder rights plan, Verisign authorized 3,000,000 shares of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”). In the event of liquidation, each Series A Preferred Share, if and when issued, will be entitled to a $1.00 preference, and thereafter each holder of a Series A Preferred Share will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. If and when issued, each Series A Preferred Share will have 100 votes, voting together with the common shares. Each holder of a Series A Preferred Share, if and when issued, will be entitled to receive a quarterly dividend equal to 100 times the aggregate per share amount of any dividends declared on the common stock since the preceding quarterly dividend date (other than stock dividends, which will result in an anti-dilution adjustment to the Series A Preferred Shares). Finally, in the event of any merger, consolidation or other transaction in which common shares

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

are exchanged, each Series A Preferred Share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

Treasury Stock

Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of tax withholdings due upon vesting of restricted stock units (“RSUs”).

On July 27, 2010, the Board authorized the repurchase of up to approximately $1.1 billion of the Company’s common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. Purchases made under the 2010 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2010, approximately $1.4 billion remained available for further repurchase under the 2010 Share Buyback Program.

On August 5, 2008, the Board authorized the repurchase of up to $680.0 million of the Company’s common stock, in addition to the $320.0 million of our common stock remaining available for repurchase under a previous 2006 stock repurchase program, for a total repurchase of up to $1 billion of its common stock (collectively, the “2008 Share Buyback Program”).

Tax Withholdings

Upon vesting of RSUs, the Company places a portion of the vested RSUs into treasury stock sufficient to cover tax withholdings due, and makes a cash payment to authorities to cover the applicable withholding taxes.

The summary of the Company’s common stock repurchases for 2010, 2009 and 2008 are as follows:

	2010		2009		2008
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Open market (1)	15,672	$27.93	11,332	$22.31	22,071	$32.38
Structured repurchases (2)	—	—	—	—	16,513	36.33

Total repurchases under the repurchase plans	15,672	$27.93	11,332	$22.31	38,584	$34.07

Total repurchases for tax withholdings and other (3)	470	$25.63	385	$20.16	413	$31.01

Total repurchases	16,142	$27.86	11,717	$22.24	38,997	$34.04

Total costs	$449,749		$260,571		$1,327,378

(1)	Represents purchases under the 2010 and 2008 Share Buyback Programs and the previous 2006 share repurchase program.
(2)	Represents purchases under an Accelerated Share Repurchase agreement under the 2008 Share Buyback Program, entered into on February 8, 2008.
(3)	Primarily represents shares retired as treasury stock when surrendered in lieu of tax withholding due upon the release of RSUs.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Special Dividend

On December 9, 2010, the Board declared a special dividend of $3.00 per share of the Company’s common stock, totaling $518.2 million, which was paid on December 28, 2010. The special dividend was accounted for as a reduction of Additional paid-in capital.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in the components of Accumulated other comprehensive (loss) income attributable to Verisign stockholders for 2010 and 2009:

	Foreign Currency Translation Adjustments Gain (Loss)	Unrealized Gain (Loss) On Investments, net of tax	Total Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, December 31, 2008	$17,228	$(222)	$17,006
Changes	(9,514)	167	(9,347)

Balance, December 31, 2009	7,714	(55)	7,659
Changes	(11,065)	2,072	(8,993)

Balance, December 31, 2010	$(3,351)	$2,017	$(1,334)

Unrealized gain on investments as of December 31, 2010 is net of tax of $1.3 million.

Stockholder Rights Plan

On September 24, 2002, the Board adopted a stockholder rights plan and declared a dividend of one stock purchase right (each a “Right”) for each outstanding share of Verisign common stock. The dividend was paid to stockholders of record on October 4, 2002 (the “Record Date”). In addition, one Right will be issued with each common share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the rights plan) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of Verisign, which were outstanding prior to the Distribution Date.

The Rights currently cannot be exercised, do not trade separately and are not represented by separate certificates; instead, each Right is deemed to be “attached” to the related share of common stock on which the distribution was declared. The Rights will become exercisable at their $55.00 exercise price and trade separately, with separate Rights certificates then being distributed to holders, (a) ten days after it is publicly announced that any person or group has acquired beneficial ownership of 20% or more of Verisign’s common stock (and thus becomes an “acquiring person”), or (b) ten business days after the commencement (or public announcement of a person’s intended commencement) of, a tender offer or exchange offer for the Company that would result in such person becoming an “acquiring person” (except that, in such case, the Board has the power within such ten-business day period to delay such exercisability).

If any person acquires beneficial ownership of 20% or more of Verisign’s common stock (other than in connection with certain inadvertent triggers), in addition to the Rights becoming exercisable, each Right will “flip in” and entitle the registered holder, other than the “acquiring person” or its transferees, to purchase, for the

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

$55.00 exercise price, shares of Verisign common stock with a market value of $110.00. In the event a person becomes an “acquiring person,” the rights plan gives the Board the authority to instead exchange each outstanding Right (other than those owned by the “acquiring person” and its transferees) for one share of common stock (or a substantially equivalent preferred stock interest). If the Company becomes a party to a merger or similar transaction (whether with a 20% stockholder or any other entity) after the Rights become exercisable, each Right (other than those owned by the “acquiring person” or its transferees) will “flip-over” and entitle the holder to buy, for the $55.00 exercise price, acquiror stock with a market value of $110.00.

At any time until there is a triggering 20% stockholder the Board can redeem all, but not less than all, of the then outstanding Rights for $0.001 each. The Board also has broad power to amend the rights plan until there is a triggering 20% stockholder. Once a person becomes an “acquiring person,” however, the Board may not amend the rights plan in any manner that would adversely affect the interests of the holders of the Rights (other than the “acquiring person”).

Note 9. Calculation of Net Income (Loss) Per Share Attributable to Verisign Stockholders

The Company computes basic net income per share attributable to Verisign stockholders by dividing net income (loss) attributable to Verisign stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to Verisign stockholders gives effect to dilutive potential common shares, including outstanding stock options, unvested RSUs, and employee stock purchases using the treasury stock method. The following table presents the computation of weighted average shares used in the calculation of basic and diluted net income (loss) per share attributable to Verisign stockholders:

	Year Ended December 31,
	2010	2009	2008
Weighted-average shares of common shares outstanding	177,534	191,821	197,201
Weighted-average potential shares of common stock outstanding:
Stock options	428	283	1,452
Unvested restricted stock units	873	471	889
Conversion spread related to convertible debentures	—	—	828
Employee stock purchase plan	130	—	232

Shares used to compute diluted net income (loss) per share attributable to Verisign stockholders	178,965	192,575	200,602

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Weighted-average stock options outstanding	2,836	6,925	4,531
Weighted-average exercise price	$31.32	$28.40	$31.66
Weighted-average restricted stock units outstanding	57	1,136	832
Employee stock purchase plan	365	2,259	1,500

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

There was no positive conversion spread relating to the Convertible Debentures in 2010 and 2009 and therefore, there are no shares of common stock to be included in the calculation of diluted net income (loss) per share attributable to Verisign stockholders.

Note 10. Segment Information

Description of Segments

As a result of the sale of the Authentication Services business, included in the former 3IS segment, ceasing operations of the CPS business and the divestiture of legacy products and services, comprising the former Other Services segment, the Company’s only reportable segment is now Naming Services, which consists of Registry Services and NIA Services.

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .jobs and .edu domain names. NIA Services provides infrastructure assurance to organizations and is comprised of iDefense, Managed DNS, and Distributed DDoS mitigation.

The segments were determined based on how the chief operating decision maker (“CODM”) views and evaluates Verisign’s operations. Verisign’s Chief Executive Officer has been identified as the CODM. Other factors, including customer base, homogeneity of products, technology and delivery channels, were also considered in determining the reportable segments.

Geographic Revenues

The Company operates in the U.S.; Australia, China, India, and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries, including Canada and Latin American countries.

The following table represents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
U.S	$419,315	$393,522	$360,361
APAC	103,494	86,828	79,085
EMEA	92,351	79,081	71,845
Other	65,418	56,516	47,605

Total revenues	$680,578	$615,947	$558,896

Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2010	2009
	(In thousands)
U.S.	$182,138	$380,732
EMEA	7,593	9,898
APAC	588	13,154
Other	—	37

Total property and equipment, net	$190,319	$403,821

Major Customers

One customer accounted for approximately 28%, 26% and 23% of revenues from continuing operations in 2010, 2009 and 2008, respectively. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers. Two customers accounted for approximately 23% and 20% of accounts receivable, net, as of December 31, 2010. No customer accounted for more than 10% of accounts receivable, net, as of December 31, 2009.

Note  11.  Employee Benefits and Stock-Based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 20% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. In 2010, 2009 and 2008, the Company matched 50% of the employee’s contribution up to a total of 6% of the employee’s annual salary. The Company contributed $4.1 million, $6.3 million, and $7.4 million in 2010, 2009, and 2008, respectively, under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Stock Option and Restricted Stock Plans

The majority of Verisign’s stock-based compensation relates to RSUs and stock options. Stock options are granted only to upper management level employees. As of December 31, 2010, a total of 19.9 million shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under Verisign’s stock option and restricted stock plans.

On May 26, 2006, the stockholders of Verisign approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan replaces Verisign’s previous 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan (“2001 Plan”). The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair market value of Verisign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All outstanding options under the 2006 Plan have a term of not greater than 7 years from the date

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

of grant. Options granted generally vest 25% on the first anniversary date of the grant and the remainder ratably over the following 12 quarters. RSU is an award covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest in four installments with 25% of the shares vesting on each anniversary of the first four anniversaries of the grant date. However, the Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan.

Fully vested options to purchase 0.4 million and 0.1 million shares of common stock granted under the 2001 Plan and 1998 Directors Plan, respectively, remain outstanding and exercisable as of December 31, 2010. Options granted under these plans generally vested over a four-year period and had a ten-year term. No RSUs have been granted under these plans.

In connection with certain acquisitions, Verisign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vested over a four-year period, as set forth in the applicable option agreement.

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP”) which replaces the previous 1998 Employee Stock Purchase Plan. A total of 6.0 million common shares were authorized and reserved for issuance under the ESPP. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2010, a total of 3.6 million shares of the Company’s common stock are reserved for issuance under this plan.

Stock-based Compensation

Stock-based compensation is classified in the Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Stock-based compensation:
Cost of revenues	$4,473	$3,649	$4,375
Sales and marketing	4,419	3,250	4,247
Research and development	4,989	3,145	4,435
General and administrative	20,136	18,912	25,646
Restructuring, impairments and other charges, net	2,321	630	8,491

Stock-based compensation for continuing operations	36,338	29,586	47,194
Discontinued operations	15,840	21,580	42,872

Total stock-based compensation	$52,178	$51,166	$90,066

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Recognized income tax benefit on stock-based compensation included within Income tax expense in the Consolidated Statements of Operations for 2010, 2009, and 2008 was $9.7 million, $7.9 million, and $14.6 million respectively. Recognized income tax benefit on stock-based compensation included within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations for 2010, 2009, and 2008 was $4.5 million, $5.6 million, and $9.6 million respectively.

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Stock-based compensation:
Stock options	$7,741	$12,305	$19,191
ESPP	9,287	10,286	22,079
RSUs	26,175	28,877	27,829
Stock options/awards acceleration	11,023	2,341	23,677
Capitalization (1)	(2,048)	(2,643)	(2,710)

Total stock-based compensation	$52,178	$51,166	$90,066

(1)	The capitalized amount is included in Property and equipment, net.

As of December 31, 2010, total unrecognized compensation cost related to unvested stock options and RSUs was $7.0 million and $29.9 million, respectively, and is expected to be recognized over a weighted-average period of 2.1 years and 2.5 years, respectively.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards:

	Year Ended December 31,
	2010	2009	2008
Stock options:
Volatility	36%	46%	36%
Risk-free interest rate	1.85%	1.56%	2.74%
Expected term	3.6 years	3.7 years	3.3 years
Dividend yield	Zero	Zero	Zero
Employee stock purchase plan awards:
Volatility	35%	49%	36%
Risk-free interest rate	0.40%	0.51%	2.32%
Expected term	1.25 years	1.25 years	1.25 years
Dividend yield	Zero	Zero	Zero

Verisign’s expected volatility is based on the average of the historical volatility over the period commensurate with the expected term of the options and the mean historical implied volatility of traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected terms are based on an analysis of the observed and expected time to post-vesting exercise and/or cancellation of options. When the stock options were

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

granted and on the ESPP offering dates, the Company did not anticipate paying any cash dividends and therefore used an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and award forfeitures and records stock-based compensation only for those options and awards that are expected to vest.

Stock Options Information

The following table summarizes stock options activity:

	Year Ended December 31,
	2010		2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6,920,048	$26.64	9,217,880	$26.85	14,800,016	$24.52
Granted	788,150	24.53	1,000,872	18.71	1,763,182	33.47
Exercised	(3,094,284)	23.69	(857,233)	16.05	(4,025,007)	20.46
Forfeited	(1,187,582)	28.88	(2,272,188)	27.72	(3,237,462)	27.52
Expired	(39,491)	87.00	(169,283)	29.92	(82,849)	36.03

Outstanding at end of period	3,386,841	$27.36	6,920,048	$26.64	9,217,880	$26.85

Exercisable at end of period	1,812,329	$28.98	4,307,839	$26.84	5,063,170	$24.73

Expected to vest at end of period (1)	1,086,966	$25.45		$26.32

Weighted-average fair value of options granted during the period		$7.14		$6.73		$9.58
Total intrinsic value of options exercised during the period (in thousands)		$22,125		$4,939		$64,524

(1)	487,546 stock options are not expected to vest

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.09–$ 20.00	597,054	4.32	$18.11	219,064	$17.71
$ 20.01–$ 25.00	769,255	5.23	23.62	184,568	22.74
$ 25.01–$ 30.00	945,516	3.34	28.06	695,191	28.09
$ 30.01–$ 35.00	827,512	4.11	32.68	533,744	32.67
$ 35.01–$ 76.25	247,504	3.60	40.84	179,762	41.60

	3,386,841	4.15	$27.36	1,812,329	$28.98

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Intrinsic value is calculated as the difference between the market value as of December 31, 2010, and the exercise price of the shares. The closing price of Verisign’s stock was $32.67 on December 31, 2010, as reported by the NASDAQ Global Select Market. The aggregate intrinsic value of stock options outstanding, stock options exercisable and stock options expected to vest with an exercise price below $32.67 in each case as of December 31, 2010 was $20.3 million, $8.5 million and $8.2 million respectively. As of December 31, 2010 the weighted-average remaining contractual life for stock options exercisable and stock options expected to vest was 3.19 years and 5.02 years, respectively.

RSUs Information

The following table summarizes unvested RSUs activity:

	Year Ended December 31,
	2010		2009		2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	3,086,660	$25.39	3,678,790	$29.18	4,816,865	$27.32
Granted	2,037,441	25.67	1,422,162	19.37	1,697,589	31.86
Vested and settled	(1,348,951)	26.34	(1,206,742)	27.08	(1,316,426)	28.13
Forfeited	(1,282,611)	25.34	(807,550)	29.53	(1,519,238)	27.25
Dividend equivalents (1)	226,823	—	—	—	—	—

	2,719,362	$23.50	3,086,660	$25.39	3,678,790	$29.18

(1)	All RSU agreements have anti-dilution provisions, in the event a dividend is declared, that requires the Company to issue additional dividend equivalent RSUs (“dividend equivalents”) calculated based on the number of unvested RSUs, the per share dividend declared, and the stock price on the dividend payment date. The dividend equivalents are subject to the same vesting requirements as applicable to unvested RSUs in respect of which such additional dividend equivalents are issued.

As of December 31, 2010, the aggregate intrinsic value of unvested RSUs was $88.8 million. The fair values of RSUs that vested during 2010, 2009 and 2008 were $38.1 million, $24.7 million, and $40.7 million, respectively.

Modifications

In 2010, 2009 and 2008, the Company modified certain stock-based awards held by employees affected by divestitures and workforce reductions to accelerate the vesting of twenty-five percent (25%) of each such individual’s unvested “in-the-money” stock options and 25% of each such individual’s unvested RSUs on the termination dates of such individual’s employment. In addition, in 2008, the Company accelerated the vesting of certain unvested options and RSUs held by Mr. William J. Roper, Jr., the former Chief Executive Officer. The Company remeasured the fair value of these modified awards and recorded the charges over the requisite future service periods, if any. The modification charges are included as restructuring costs for continuing operations as well as for discontinued operations. 1,054, 737 and 1,061 employees were affected by these modifications and the Company recognized $11.0 million, $2.3 million and $23.7 million of acceleration cost, in Restructuring, impairments and other charges, net, within the Consolidated Statements of Operations, during 2010, 2009 and 2008, respectively.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Under the ESPP, if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the offering date, the plan is immediately cancelled after that purchase date and a new two-year plan is established using the then-current stock price as the base purchase price. The Company also allows its employees to increase their payroll withholdings during the offering period. The Company accounts for these increases in employee payroll withholdings and the plan rollover as modifications. In addition, in 2007, the Company allowed its employees to make a one-time catch-up contribution to compensate for a previously cancelled ESPP offering, and increased the maximum contribution from 15% to 25% of the employee’s compensation, subject to applicable IRS limits, which resulted in modification expenses in 2008. The Company recognized $5.5 million, $3.8 million, and $3.1 million of such modification expenses in 2010, 2009, and 2008, respectively.

Note 12. Non-operating Income, Net

The following table presents the components of non-operating income, net:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest and dividend income	$7,652	$2,638	$14,747
Net gain on divestiture of businesses and joint ventures	—	908	80,536
Unrealized (loss) gain on contingent interest derivative on Convertible Debentures	(500)	549	3,616
Income from transition services agreements	10,631	4,944	3,641
Other, net	2,955	2,906	(8,653)

Total non-operating income, net	$20,738	$11,945	$93,887

Interest and dividend income is earned principally from the investment of Verisign’s surplus cash balances and marketable securities. Income from transition services agreements includes fees generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. Other, net, in 2010, primarily includes a $4.3 million realized gain due to distributions received in 2010 from the Funds held by The Reserve that exceed book value. Other, net, in 2009, primarily includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom. The net gain on divestitures of businesses and joint ventures in 2008 primarily related to the divestiture of the Company’s 49% ownership interest in the Jamba joint ventures. Other, net, in 2008, includes a charge of $8.2 million for an other- than-temporary impairment of Funds held by The Reserve as a result of management’s assessment for our investment portfolio with consideration to the economic market conditions at the time.

Note 13. Income Taxes

Income from continuing operations before income taxes and loss from unconsolidated entities is categorized geographically as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$39,454	$82,952	$18,709
Foreign	55,900	41,600	4,775

Total income from continuing operations before income taxes and loss from unconsolidated entities	$95,354	$124,552	$23,484

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Continuing operations:
Current (expense) benefit:
Federal	$91,305	$(7,685)	$33,175
State	27,777	17,918	(1,109)
Foreign, including foreign withholding tax	(8,474)	(4,591)	872

	110,608	5,642	32,938

Deferred (expense) benefit:
Federal	(103,343)	(44,560)	(23,070)
State	(36,397)	(4,766)	(3,819)
Foreign	3,810	10,749	6,021

	(135,930)	(38,577)	(20,868)

Total income tax (expense) benefit from continuing operations	$(25,322)	$(32,935)	$12,070

Income tax expense from discontinued operations	$(279,644)	$(57,524)	$(65,967)

The Company’s income taxes payable has been reduced by the tax benefits from employee stock options, employee stock purchase plan exercises, and RSU vesting. The company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. If an incremental tax benefit reduces income tax payable in excess of previously recognized net income tax benefit, such excess tax benefit is recognized as an increase to additional paid-in capital. The net excess tax benefits from employee stock option and RSU transactions were $126.1 million, $16.0 million, and $26.6 million in 2010, 2009, and 2008, respectively.

The difference between income tax expense or benefit and the amount resulting from applying the federal statutory rate of 35% to income from continuing operations before income taxes and loss from unconsolidated entities is attributable to the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax expense at federal statutory rate	$(33,373)	$(43,593)	$(8,220)
State taxes, net of federal benefit	(8,620)	8,549	(3,203)
Differences between statutory rate and foreign effective tax rate	19,122	4,711	9,135
Non-deductible stock-based compensation	(2,826)	(2,390)	(2,649)
Change in valuation allowance	350	—	15,347
Research and experimentation credit	670	930	(523)
IRS audit adjustments	—	—	(12,679)
Change in estimated tax expense related to a divested business	3,365	(269)	—
Accrual for uncertain tax positions	(4,966)	3,154	16,151
Other	956	(4,027)	(1,289)

	$(25,322)	$(32,935)	$12,070

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

During 2010, the Company recorded a $7.8 million tax expense, reflecting a remeasurement of state deferred tax assets and liabilities using future tax rates which will be in effect when the underlying assets and liabilities will reverse. The change in state tax rate is primarily attributable to the change in the Company’s business operations after the sale of the Authentication Services business.

During 2009, the State of California enacted changes in tax laws that were expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, the Company revalued its state deferred tax assets that are expected to reverse after the effective date of the change, and recognized an income tax benefit of $4.9 million in state taxes for 2009.

During 2009, the California Franchise Tax Board agreed with certain Company positions during the Franchise Tax Board’s audit of the years ended December 31, 2003 to December 31, 2005. The Company recorded an income tax benefit of $3.4 million in state taxes in 2009.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,376	$13,916
Deductible goodwill and intangible assets	10,354	94,783
Tax credit carryforwards	7,866	4,277
Deferred revenue, accruals and reserves	96,433	155,855
Capital loss carryforwards and book impairment of investments	5,759	31,749
Other	4,724	7,729

Total deferred tax assets	145,512	308,309
Valuation allowance	(18,174)	(33,065)

Net deferred tax assets	127,338	275,244

Deferred tax liabilities:
Property and equipment	$(2,543)	$(5,201)
Deferred revenue, accruals and reserves	—	(488)
Non-deductible acquired intangibles	(372)	(7,985)
Convertible debentures	(359,123)	(322,190)
Other	(4,210)	(8,114)

Total deferred tax liabilities	(366,248)	(343,978)

Total net deferred tax liabilities	$(238,910)	$(68,734)

As of December 31, 2010, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $145.5 million before the offset of certain deferred tax liabilities. With the exception of certain deferred tax assets related to book and tax bases differences of certain investments and certain foreign net operating loss carryforwards, management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. During 2010, the Company reduced its valuation allowance by $26.7 million

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

previously applied to capital loss carryforwards as sufficient capital gains were generated during 2010. The Company increased its valuation allowance by $12.8 million in 2010 relating to a loss carryforward in a foreign jurisdiction because the Company does not expect to generate sufficient taxable income in that jurisdiction in the future.

As of December 31, 2010, the Company had federal, state and foreign net operating loss carryforwards of approximately $92.8 million, $637.1 million and $120.0 million, respectively, before applying tax rates for the respective jurisdictions. The Company had federal research tax credits and alternative minimum tax credits available for future years of approximately $36.8 million and $18.3 million, respectively. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In future periods, an aggregate, tax-affected amount of $92.7 million will be recorded to stockholders’ equity when stock option-related attributes are utilized to reduce future cash tax payments. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2011 through 2030. The foreign net operating loss carryforwards will expire in 2015 through 2017.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings as of December 31, 2010 was $426.8 million. These earnings have been indefinitely reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company qualifies for tax holidays in Switzerland and India. In Switzerland, the tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of investment and employment. In Switzerland, the tax holiday on certain income types expires in 2011 and the tax holiday on remaining income types expires in 2015. In India, the Company has qualified for the Software Technology Park of India (“STPI”) tax program with respect to its research and development activities. This exemption is scheduled to expire on March 31, 2011. Notwithstanding qualification for this exemption, the Company is subject to minimum alternative tax rules in India which override the STPI regime and subject the Company to minimum tax on qualifying income. Due to net operating loss carryforwards from prior years, the tax holidays did not have a material impact on the Company’s earnings per share for 2009 and 2008. The tax holidays increased the Company’s diluted earnings per share in 2010 by $0.12.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2010	2009
	(In thousands)
Gross unrecognized tax benefits at January 1	$30,020	$31,998
Decreases in tax positions for prior years	(7,012)	(3,986)
Increases in tax positions for current year	8,933	8,425
Lapse in statute of limitations	(3,184)	(6,417)

Gross unrecognized tax benefits at December 31	$28,757	$30,020

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

As of December 31, 2010, approximately $24.9 million of unrecognized tax benefits, including penalties and interest could affect the Company’s tax provision and effective tax rate. The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During 2010, 2009 and 2008, the Company (released) recognized accruals for interest and penalties of approximately ($1.1) million, ($2.7) million, and $1.5 million, respectively. The Company had accrued approximately $0.7 million and $1.7 million for the payment of interest and penalties as of December 31, 2010 and 2009, respectively.

The Company’s major taxing jurisdictions are the U.S., the states of California and Virginia, and Switzerland. The Company’s tax returns are not currently under examination by these taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for the U.S., California and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2006 tax year and forward.

Note 14.    Commitments and Contingencies

Leases

Verisign leases a portion of its facilities under operating leases that extend through 2026, and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2010, are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2011	$10,533	$(1,152)	$9,381
2012	11,412	(138)	11,274
2013	6,871	—	6,871
2014	8,036	—	8,036
2015	7,933	—	7,933
Thereafter	84,440	—	84,440

Total	$129,225	$(1,290)	$127,935

Future operating lease payments include payments related to leases on excess facilities included in Verisign’s restructuring plans. The table above includes aggregate lease payments of $105.6 million for a lease agreement entered into in 2010 of an office building containing approximately 221,000 square feet, in Reston, Virginia, to be used as the Company’s Corporate Headquarters. The lease is expected to commence in July 2011 commensurate with taking control of the premises and will expire in 2026. The lease term is for 15 years and 5 months which includes a five month rent holiday followed by 18 months of a 50% rent concession.

Rental expenses under operating leases were $15.3 million, $17.0 million, and $15.6 million for 2010, 2009 and 2008, respectively.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by Verisign under certain purchase obligations, the contractual agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”), the .tv Agreement with the Government of Tuvalu, and the interest payments and principal on the Convertible Debentures:

	Purchase Obligations	ICANN Agreement	.tv Agreement	Convertible Debentures	Total
	(In thousands)
2011	$17,052	$18,000	$2,000	$40,625	$77,677
2012	5,233	16,500	2,000	40,625	64,358
2013	—	—	2,000	40,625	42,625
2014	—	—	2,000	40,625	42,625
2015	—	—	2,000	40,625	42,625
Thereafter	—	—	2,000	2,143,750	2,145,750

Total minimum payments	$22,285	$34,500	$12,000	$2,346,875	$2,415,660

The amounts in the table above exclude $24.9 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

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

In 2006, the Company entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the agreement, the Company paid ICANN, registry level fees of $18.0 million, $15.0 million and $10.0 million in 2010, 2009 and 2008, respectively.

In 2001, the Company entered into an amended contractual agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2016. Pursuant to the terms of this agreement, in each of 2010, 2009 and 2008, the Company paid the Tuvalu government a total of $2.0 million annually in registry fees.

In August 2007, the Company issued $1.25 billion principal amount of Convertible Debentures. The Company will pay cash interest at an annual rate of 3.25% payable semiannually on February 15 and August 15 of each year, until maturity.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

Legal Proceedings

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers (“Herbert”), filed a complaint against Verisign, m-Qube, Inc., and other defendants alleging that defendants collectively operated an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers (“Bentley”), filed a complaint against Verisign, m-Qube, Inc., and other defendants alleging that defendants collectively operated an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The defendants’ motion to dismiss the Herbert matter was denied by the district court on December 3, 2007 and that ruling was appealed. On July 8, 2010, the Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction and remanded the case to the district court. The Bentley and Herbert cases, although not consolidated, are proceeding on a coordinated basis before the same judge in the district court. Certain defendants have asserted indemnity claims against Verisign in connection with these matters.

Verisign has been named as a defendant in litigation brought by the plaintiff CFIT asserting claims, among others, under Sections 1 and 2 of the Sherman Antitrust Act (the “Sherman Act”) in connection with the .com and .net Registry Agreements. Following the dismissal with prejudice of CFIT’s second amended complaint by the United Stated District Court for the Northern District of California on May 14, 2007, and CFIT’s appeal to the U.S. Court of Appeals for the Ninth Circuit, the case was remanded to the U.S. District Court for the Northern District of California by an Order and Amended Opinion issued on July 9, 2010. Upon remand, the District Court scheduled a trial to begin December 5, 2011, a summary judgment hearing on threshold issues, including standing, the role of the U.S. government and ICANN, immunity, as well as CFIT’s right to a jury trial, for March 2011 and a final summary judgment hearing for October 2011. On December 16, 2010, the District Court granted CFIT’s unopposed motion for leave to file a third amended complaint. The third amended complaint contained new allegations regarding the .net Registry Agreement, sought disgorgement of profits, eliminated all claims for damages and removed all claims regarding the alleged expiring names registration services market. Verisign filed a motion to dismiss CFIT’s third amended complaint on December 30, 2010. A hearing on Verisign’s motion to dismiss was held on February 4, 2011, whereupon the District Court took the matter under advisement. On February 11, 2011, the District Court issued an order granting Verisign’s motion to dismiss CFIT’s third amended complaint (the “Order”). The Order dismisses the complaint in its entirety, with leave, in part, to amend the complaint again. First, the Order dismisses the complaint in its entirety on the grounds that the third amended complaint failed to identify members of CFIT or their continuous standing to assert the claims in the complaint against Verisign. The Order grants CFIT leave to amend the complaint to the extent CFIT can sufficiently allege standing from the commencement of the action. Second, the Order dismisses the claims concerning the .net Registry Agreement on the grounds that CFIT’s allegations are too conclusory to plausibly state a claim for relief. The Order grants CFIT leave to amend its claims concerning the .net registry agreement to the extent it can allege specific facts sufficient to state a claim for relief. Third, the Order dismisses without leave to amend CFIT’s claim for disgorgement of domain name registration fees CFIT alleges were improperly collected. Finally, the Order denies CFIT’s request for a jury trial. Thus, any claims in the case should be tried to the District Court rather than a jury.

While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Historically, there have been no significant losses related to such guarantees.

Note 15. Related Party Transactions

Verisign recognized revenues of $9.6 million in 2008 from a service agreement with its investments in unconsolidated entities related to the Jamba joint ventures. In October 2008, Verisign sold its remaining 49% ownership interest in the Jamba joint ventures and settled all amounts receivable from the Jamba joint ventures.

Note 16. Business Combinations

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010, 2009 AND 2008

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

During the third quarter of 2009, due to a strategic change in the planned use of the indefinite-lived .name gTLD intangible asset, the Company performed an impairment assessment and concluded that the fair value of the intangible asset was reduced to below its carrying value. The estimated fair value of the .name gTLD intangible asset was determined, using the income approach, to be $2.0 million, and as a result the Company recorded an impairment charge of $9.7 million to Restructuring, impairments and other charges, net, within the Consolidated Statements of Operations. The Company also concurrently determined that the intangible asset has a finite life for which amortization costs are recorded over its estimated useful life on a straight-line basis.

Note 17. Subsequent Events

Between February 1, 2011 and February 23, 2011, the Company repurchased approximately 0.6 million shares of its common stock at an average stock price of $34.87 per share for an aggregate cost of $22.4 million under the 2010 Share Buyback Program. As a result, approximately $1.3 billion is available for repurchase of its common stock under the 2010 Share Buyback Program.

As required under Item 15—Exhibits and Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description
10.64	VeriSign, Inc. Annual Incentive Compensation Plan. +

10.65	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement +

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

24.01	Powers of Attorney (Included on Page 72 as part of the signature pages hereto)

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)**

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema. ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase. ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. ***

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
+	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herewith.