Form 10-Q
period 2011-03-31
VERISIGN INC/CA
filed 2011-04-29
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 22, 2011
Common stock, $.001 par value	168,471,815

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,440,826	$1,559,628
Marketable securities	506,014	501,238
Accounts receivable, net	15,852	14,874
Prepaid expenses and other current assets	97,406	102,217

Total current assets	2,060,098	2,177,957

Property and equipment, net	193,145	190,319
Goodwill and other intangible assets, net	54,823	55,146
Other assets	22,537	20,584

Total long-term assets	270,505	266,049

Total assets	$2,330,603	$2,444,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$159,627	$195,235
Deferred revenues	485,462	457,478

Total current liabilities	645,089	652,713

Long-term deferred revenues	213,484	205,560
Convertible debentures, including contingent interest derivative	583,852	581,626
Long-term deferred tax liabilities	317,944	309,696
Other long-term liabilities	24,906	17,981

Total long-term liabilities	1,140,186	1,114,863

Total liabilities	1,785,275	1,767,576

Commitments and contingencies

Stockholders’ equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000,000; Issued and outstanding shares: 168,413,107, excluding 146,420,438 held in treasury, at March 31, 2011; and 172,736,281, excluding 140,576,600 held in treasury, at December 31, 2010	315	313
Additional paid-in capital	20,869,501	21,040,919
Accumulated deficit	(20,322,697)	(20,363,468)
Accumulated other comprehensive loss	(1,791)	(1,334)

Total stockholders’ equity	545,328	676,430

Total liabilities and stockholders’ equity	$2,330,603	$2,444,006

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$181,523	$161,582

Costs and expenses
Cost of revenues	40,869	38,814
Sales and marketing	22,391	21,310
Research and development	13,594	12,277
General and administrative	33,629	34,844
Restructuring charges	5,530	234

Total costs and expenses	116,013	107,479

Operating income	65,510	54,103
Interest expense	(11,820)	(11,998)
Non-operating income, net	5,478	4,828

Income from continuing operations before income taxes	59,168	46,933
Income tax expense	(16,875)	(16,924)

Income from continuing operations, net of tax	42,293	30,009
(Loss) income from discontinued operations, net of tax	(1,522)	22,431

Net income	40,771	52,440
Less: Net income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(1,084)

Net income attributable to Verisign stockholders	$40,771	$51,356

Basic income per share attributable to Verisign stockholders from:
Continuing operations	$0.25	$0.16
Discontinued operations	(0.01)	0.12

Net income	$0.24	$0.28

Diluted income per share attributable to Verisign stockholders from:
Continuing operations	$0.25	$0.16
Discontinued operations	(0.01)	0.12

Net income	$0.24	$0.28

Shares used to compute net income per share attributable to Verisign stockholders:
Basic	170,193	183,174

Diluted	171,979	184,259

Amounts attributable to Verisign stockholders:
Income from continuing operations, net of tax	$42,293	$30,009
(Loss) income from discontinued operations, net of tax	(1,522)	21,347

Net income attributable to Verisign stockholders	$40,771	$51,356

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$40,771	$52,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	13,968	21,905
Stock-based compensation	14,950	12,085
Excess tax benefit associated with stock-based compensation	(3,615)	(8,097)
Other, net	2,129	6,270
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(985)	4,579
Prepaid expenses and other assets	3,975	9,689
Accounts payable and accrued liabilities	(16,814)	(33,734)
Deferred revenues	35,908	35,983

Net cash provided by operating activities	90,287	101,120

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	11,238	95,909
Proceeds received from divestiture of businesses, net of cash contributed	—	15,583
Purchases of marketable securities and investments	(18,008)	(549,087)
Purchases of property and equipment	(15,565)	(19,898)
Other investing activities	(1,181)	—

Net cash used in investing activities	(23,516)	(457,493)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	16,550	17,393
Repurchases of common stock	(207,428)	(53,753)
Excess tax benefit associated with stock-based compensation	3,615	8,097
Other financing activities	—	(346)

Net cash used in financing activities	(187,263)	(28,609)

Effect of exchange rate changes on cash and cash equivalents	1,690	(2,154)

Net decrease in cash and cash equivalents	(118,802)	(387,136)
Cash and cash equivalents at beginning of period	1,559,628	1,477,166

Cash and cash equivalents at end of period	$1,440,826	$1,090,030

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$20,062	$19,811

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign’s fiscal 2010 Annual Report on Form 10-K (the “2010 Form 10-K”) filed with the SEC on February 24, 2011.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Note 2. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	March 31, 2011	December 31, 2010

	(In thousands)
Cash	$109,065	$106,270
Money market funds	433,051	648,054
Time deposits	902,685	803,797
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	364,312	359,160
Corporate debt securities	136,689	141,338
Debt securities issued by foreign governments	5,013	5,040

Total	$1,950,815	$2,063,659

Included in Cash and cash equivalents	$1,440,826	$1,559,628
Included in Marketable securities	$506,014	$501,238
Included in Other assets (Restricted cash)	$3,975	$2,793

The following tables summarize the Company’s unrealized gains and losses, and fair value of debt and equity securities designated as available-for-sale investments. There were no investments classified as either held-to-maturity or trading as of March 31, 2011.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of March 31, 2011:
Fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$363,083	$1,994	$(765)	$364,312
Corporate debt securities	135,368	1,321	—	136,689
Debt securities issued by foreign governments	5,013	—	—	5,013

Total fixed income securities	$503,464	$3,315	$(765)	$506,014

Included in Marketable securities				$506,014

As of December 31, 2010:
Fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$357,135	$2,524	$(499)	$359,160
Corporate debt securities	140,009	1,329	—	141,338
Debt securities issued by foreign governments	5,038	2	—	5,040

Total fixed income securities	$502,182	$3,855	$(499)	$505,538

Included in Cash and cash equivalents				$4,300
Included in Marketable securities				$501,238

The unrealized losses as of March 31, 2011, relate to debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies with an aggregate fair value of $121.3 million that have been in a continuous unrealized loss position for less than twelve months. The Company anticipates that it will recover the entire amortized cost basis of these debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2011. The Company does not have the intent to sell any of these debt securities and it is more likely than not that it will not be required to sell them, before recovery of the entire amortized cost basis.

The following table presents the contractual maturities of the fixed income securities as of March 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due within one year	$116,472	$490	$—	$116,962
Due after one year through three years	386,992	2,825	(765)	389,052

Total	$503,464	$3,315	$(765)	$506,014

Net gains or losses recognized during the three months ended March 31, 2011 and 2010 related to sales of marketable securities were not material.

Note 3. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurement Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of March 31, 2011:
Assets:
Investments in money market funds	$433,051	$433,051	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	364,312	—	364,312	—
Corporate debt securities	136,689	—	136,689	—
Debt securities issued by foreign governments	5,013	—	5,013	—

Total	$939,065	$433,051	$506,014	$—

Liabilities:
Contingent interest derivative on Convertible Debentures	$10,950	$—	$—	$10,950
Foreign currency forward contracts (1)	121	—	121	—

Total	$11,071	$—	$121	$10,950

As of December 31, 2010:
Assets:
Investments in money market funds	$648,054	$648,054	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	359,160	2,700	356,460	—
Corporate debt securities	141,338	—	141,338	—
Debt securities issued by foreign governments	5,040	—	5,040	—

Total	$1,153,592	$650,754	$502,838	$—

Liabilities:
Contingent interest derivative on Convertible Debentures	$10,500	$—	$—	$10,500
Foreign currency forward contracts (1)	282	—	282	—

Total	$10,782	$—	$282	$10,500

(1)	Included in Accounts payable and accrued liabilities

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company’s investments in fixed income securities are obtained using the weighted-average price of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources. The fair value of U.S. Treasury bills is based on their quoted market prices. Such instruments are included in either Cash and cash equivalents or Marketable securities.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company has utilized a valuation model based on simulations of stock prices, interest rates, credit ratings and bond prices to estimate the value of the contingent interest derivative. The inputs to the model include risk adjusted interest rates, volatility, average yield curve observations and stock price. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3.

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on Convertible Debentures during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Beginning balance	$10,500	$10,000
Unrealized loss (gain) on contingent interest derivative on Convertible Debentures	450	(469)

Ending balance	$10,950	$9,531

Other

The Company’s other financial instruments include accounts receivable, restricted cash, and accounts payable. As of March 31, 2011, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Convertible Debentures as of March 31, 2011, is $1.5 billion, and is based on quoted market prices.

Note 4. Other Balance Sheet Items

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010

	(In thousands)
Accounts payable	$15,990	$16,727
Accrued employee compensation	33,664	52,628
Customer deposits, net	16,101	18,681
Payables to buyers	10,513	11,337
Taxes payable, deferred and other tax liabilities	37,546	38,168
Accrued restructuring costs	16,349	17,460
Other accrued liabilities	29,464	40,234

Total accounts payable and accrued liabilities	$159,627	$195,235

Accrued employee compensation primarily consists of employee accrued vacation, accrued payroll and taxes, accruals for employee contributions to the employee stock purchase plan, and accrued bonus. Payables to buyers primarily consists of amounts due to Symantec for certain post-closing purchase price adjustments related to the sale of the Authentication Services business and accrued bonus for employees associated with the

Authentication Services business. Accrued bonus as of December 31, 2010, included in Accrued employee compensation was paid during the three months ended March 31, 2011. As of March 31, 2011, Accrued restructuring costs primarily represents restructuring costs related to the sale of the Authentication Services business. Other accrued liabilities consist primarily of interest on the Convertible Debentures, and accruals for products and services. Interest on the Convertible Debentures is paid semi-annually in arrears on August 15 and February 15.

Note 5. Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of its corporate functions from its Mountain View, California facility to its facility in Dulles, Virginia, the Company initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”).

Under the 2010 Restructuring Plan, the Company expects to incur total estimated pre-tax cash charges for severance costs and other related employee termination costs of $22.5 million, and excess facility exit costs of $11.5 million, of which the Company has recorded a total of $21.5 million, and $1.0 million, respectively, through March 31, 2011. Additionally, the Company recognized stock-based compensation expenses of $13.4 million, inclusive of amounts for discontinued operations, through March 31, 2011, upon acceleration of stock-based awards for employees notified of termination.

The following table presents the nature of the restructuring charges:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Workforce reduction	$4,723	$1,711
Excess facilities	807	116

Total consolidated restructuring charges	$5,530	$1,827

Amounts classified as continuing operations	$5,530	$234

Amounts classified as discontinued operations	$—	$1,593

Amounts for the three months ended March 31, 2011 were incurred under the 2010 Restructuring Plan. Amounts for the three months ended March 31, 2010 were incurred under the previous 2008 Restructuring Plan.

The following table presents a rollforward of the accrued restructuring costs:

	Accrued Restructuring Costs at December 31, 2010	Costs Incurred	Costs Paid or Settled	Stock-Based Compensation	Accrued Restructuring Costs at March 31, 2011
	(In thousands)
Workforce reduction	$15,120	$4,723	$(3,080)	$(2,989)	$13,774
Excess facilities	3,098	807	(594)	—	3,311

Total accrued restructuring costs	$18,218	$5,530	$(3,674)	$(2,989)	$17,085

Current portion of accrued restructuring costs					$16,349

Long-term portion of accrued restructuring costs					$736

Note 6. Stockholders’ Equity

Comprehensive Income

Comprehensive income consists of Net income adjusted for unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$40,771	$52,440
Foreign currency translation adjustments	28	(526)
Change in unrealized gain on investments, net of tax	(458)	(240)
Realized gain on investments, net of tax, included in net income	(27)	(46)

Comprehensive income	40,314	51,628
Less: Comprehensive income attributable to noncontrolling interest in subsidiary	—	893

Comprehensive income attributable to Verisign stockholders	$40,314	$50,735

Repurchase of Common Stock

On July 27, 2010, the Board authorized the repurchase of up to approximately $1.1 billion of Verisign’s common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. During the three months ended March 31, 2011, the Company repurchased 5.6 million shares of its common stock at an average stock price of $35.54 for an aggregate cost of $199.6 million under the 2010 Share Buyback Program. As of March 31, 2011, $1.2 billion remained available for further repurchase under the 2010 Share Buyback Program.

During the three months ended March 31, 2011, the Company placed 0.2 million shares at an average stock price of $34.47 for an aggregate cost of $7.8 million into treasury stock to cover tax withholdings upon vesting of RSUs.

Note 7. Calculation of Net Income per Share Attributable to Verisign Stockholders

The Company computes basic net income per share attributable to Verisign stockholders by dividing net income attributable to Verisign stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to Verisign stockholders gives effect to dilutive potential common shares, including outstanding stock options, unvested RSUs, conversion spread relating to the Convertible Debentures, and employee stock purchases using the treasury stock method. The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share attributable to Verisign stockholders:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Weighted-average number of common shares outstanding	170,193	183,174
Weighted-average potential shares of common stock outstanding:
Stock options	445	336
Unvested restricted stock units	814	749
Conversion spread related to Convertible Debentures	506	—
Employee stock purchase plan	21	—

Shares used to compute diluted net income per share attributable to Verisign stockholders	171,979	184,259

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Weighted-average stock options outstanding	301	4,436
Weighted-average exercise price	$38.24	$30.63
Weighted-average restricted stock units outstanding	32	56
Employee stock purchase plan	510	1,387

Note 8. Stock-based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Stock-based compensation:
Cost of revenues	$1,990	$921
Sales and marketing	1,854	1,120
Research and development	1,518	1,070
General and administrative	6,599	5,229
Restructuring charges	2,989	112

Stock-based compensation for continuing operations	14,950	8,452
Discontinued operations	—	3,633

Total stock-based compensation expense	$14,950	$12,085

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Stock-based compensation:
Stock options	$1,463	$2,316
Employee stock purchase plan	1,180	2,729
Restricted stock units	10,215	6,949
RSUs/Stock options acceleration	2,989	570
Capitalization (Included in Property and equipment, net)	(897)	(479)

Total stock-based compensation expense	$14,950	$12,085

Note 9. Non-operating Income, Net

The following table presents the components of Non-operating income, net:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Interest and dividend income	$2,091	$1,093
Unrealized (loss) gain on contingent interest derivative on Convertible Debentures	(450)	469
Income from transition services agreements	3,462	3,020
Other, net	375	246

Total non-operating income, net	$5,478	$4,828

Interest and dividend income is earned principally from Verisign’s surplus cash balances and marketable securities. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to ensure and facilitate the transfer of business operations.

Note 10. Discontinued Operations

For a period of time, the Company will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the Authentication Services business and certain other completed divestitures. These activities are transitional in nature and generally result from agreements ensuring and facilitating the orderly transfer of business operations. The nature, magnitude and duration of the agreements vary depending on the specific circumstances of the service, location or business need. The existing agreements include the following: data center hosting and information services. As of March 31, 2011, the existing agreements have remaining terms from 1 to 28 months in length.

The following table presents the revenues and the components of discontinued operations, net of tax, attributable to Verisign stockholders:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues	$44	$102,821

Income from discontinued operations before income taxes	$3,206	$32,660
Income tax expense	(4,728)	(10,229)

(Loss) income from discontinued operations	(1,522)	22,431
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(1,084)

Total (loss) income from discontinued operations, net of tax, attributable to Verisign stockholders	$(1,522)	$21,347

Income from discontinued operations before income taxes for the three months ended March 31, 2011 primarily represents adjustments to gains or losses on divestitures completed in 2009, as a result of the resolution of certain retained litigation of a divested business. Income tax expense for discontinued operations for the three months ended March 31, 2011 includes a $2.9 million discrete charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business as agreed by the parties in April 2011. Income from discontinued operations before income taxes for the three months ended March 31, 2010, represents the results of operations of the Authentication Services business, and adjustments to gains and losses on divestitures completed in 2009, as a result of certain one-time employee termination costs and settlement of certain retained litigation of the divested businesses.

Note 11. Income Taxes

The following table presents the income tax expense from continuing operations and the effective tax rate:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Income tax expense from continuing operations	$16,875	$16,924
Effective tax rate	29%	36%

The effective tax rate for the three months ended March 31, 2011 differs from the statutory federal rate of 35% due to state taxes, the effect of non-US operations, and tax benefits from foreign income taxed at lower rates. The effective tax rate for the three months ended March 31, 2010 differs from the statutory federal rate of 35% due to state taxes, the effect of non-US operations, non-deductible stock-based compensation expense, and tax benefits from foreign income taxed at lower rates.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. Deferred tax assets offset by a valuation allowance relate primarily to investments with differing book and tax bases and net operating losses in certain foreign jurisdictions.

As of March 31, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $36.2 million and $28.8 million, respectively. During the three months ended March 31, 2011, the Company recorded an increase in unrecognized tax benefits of $7.4 million related to current period activities. As of March 31, 2011 and December 31, 2010, $31.0 million and

$24.9 million, respectively, of unrecognized tax benefits, including penalties and interest, would affect the Company’s effective tax rate if realized. The balance of the gross unrecognized tax benefits is expected to increase in the next 12 months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalties related to income tax liabilities, recognized through income tax expense during the three months ended March 31, 2011 and 2010, were not material.

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

Note 12. Contingencies

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

Verisign has been named as a defendant in litigation brought by the plaintiff Coalition for Internet Corporation for Assigned Names and Numbers Transparency, Inc. (“CFIT”) asserting claims, among others, under Sections 1 and 2 of the Sherman Antitrust Act (the “Sherman Act”) in connection with the .com and .net Registry Agreements. Following the dismissal with prejudice of CFIT’s second amended complaint by the United States District Court for the Northern District of California on May 14, 2007, and CFIT’s appeal to the U.S. Court of Appeals for the Ninth Circuit, the case was remanded to the U.S. District Court for the Northern District of California by an Order and Amended Opinion issued on July 9, 2010. Upon remand, the District Court scheduled (i) a trial to begin December 5, 2011, (ii) a summary judgment hearing on threshold issues (including standing, the role of the U.S. government and ICANN, immunity, as well as CFIT’s right to a jury trial) for March 2011 and (iii) a final summary judgment hearing for October 2011. On December 16, 2010, the District Court granted CFIT’s unopposed motion for leave to file a third amended complaint. The third amended complaint contained new allegations regarding the .net Registry Agreement, sought disgorgement of profits, eliminated all claims for damages and removed all claims regarding the alleged expiring names registration services market. Verisign filed a motion to dismiss CFIT’s third amended complaint on December 30, 2010. A hearing on Verisign’s motion to dismiss was held on February 4, 2011, whereupon the District Court took the matter under advisement. On February 11, 2011, the District Court issued an order granting Verisign’s motion to dismiss CFIT’s third amended complaint (the “Order”). The Order dismissed the complaint in its entirety, with leave, in part, to amend the complaint again. First, the Order dismissed the complaint in its entirety on the grounds that the third amended complaint failed to identify members of CFIT or their continuous standing to assert the claims in the complaint against Verisign. The Order granted CFIT leave to amend the complaint to the extent CFIT can sufficiently allege standing from the commencement of the action. Second, the Order dismissed the claims concerning the .net Registry Agreement on the grounds that CFIT’s allegations were too conclusory to plausibly state a claim for relief. The Order granted CFIT leave to amend its claims concerning the .net Registry Agreement to the extent it could allege specific facts sufficient to state a claim for relief. Third, the Order dismissed without leave to amend CFIT’s claim for disgorgement of domain name registration fees CFIT alleges were improperly collected. Finally, the Order denied CFIT’s request for a jury trial. Thus, any claims in the case should be tried to the District Court rather than a jury. Verisign filed a motion for summary judgment on February 4, 2011 on certain threshold issues as discussed above. The district court heard oral argument on the motion on March 11, 2011 and thereafter took the matter under advisement. CFIT filed a Fourth Amended Complaint on February 22, 2011. The Fourth Amended Complaint again asserts claims under Sections 1 and 2 of the Sherman Act with respect to the .com Registry Agreement. It does not assert any claims, however, for damages or disgorgement with respect to the .com Registry Agreement. The Fourth Amended Complaint also does not assert any claims with respect to the .net Registry Agreement. Verisign filed an Answer to the Fourth Amended Complaint on March 8, 2011.

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

While certain legal proceedings and related indemnification obligations to which the Company is a party specify the amounts claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

Verisign is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion, will have a material effect on its business. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.

Note 13. Subsequent Events

On April 27, 2011, the Board declared a special dividend of $2.75 per share of the Company’s common stock, totaling approximately $463.3 million. The special dividend will be paid on May 18, 2011 to shareholders of record as of the close of business on May 9, 2011. Further, the Board has designated the special dividend as an extraordinary dividend for the purposes of the indenture governing the Convertible Debentures. As a result, contingent interest of $100.0 million will also be paid on May 18, 2011 to the holders of record of the Convertible Debentures at the close of business on May 9, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2011 and our 2010 Form 10-K, which was filed on February 24, 2011, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our business consists of one reportable segment, namely Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. As of March 31, 2011, we had approximately 108.0 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in mature markets such as the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service mitigation. Revenues from NIA Services are not significant.

Business Highlights and Trends—Three months ended March 31, 2011

•

We recorded revenues of $181.5 million during the three months ended March 31, 2011, an increase of 12%, as compared to the same period last year. The increase was primarily due to a 9% year-over-year increase in active domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010.

•

We recorded operating income of $65.5 million during the three months ended March 31, 2011, an increase of 21%, as compared to the same period last year. The increase was primarily due to an increase in our revenues.

•	We repurchased 5.6 million shares of our common stock under the 2010 Share Buyback Program for an aggregate cost of $199.6 million during the three months ended March 31, 2011.

•

We generated cash flows from operating activities of $90.3 million during the three months ended March 31, 2011, a decrease of 11% as compared to the same period last year. The decrease was primarily due to the elimination of cash flows from the divested Authentication Services business.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2011	2010
Revenues	100%	100%

Costs and expenses
Cost of revenues	23	24
Sales and marketing	12	13
Research and development	7	8
General and administrative	19	22
Restructuring charges	3	—

Total costs and expenses	64	67

Operating income	36	33
Interest expense	(7)	(7)
Non-operating income, net	3	3

Income from continuing operations before income taxes	32	29

Income tax expense	(9)	(10)
Income from continuing operations, net of tax	23	19
(Loss) income from discontinued operations, net of tax	(1)	14

Net income	22	33
Less: Net income from discontinued operations attributable to noncontrolling interest in subsidiary	—	(1)

Net income attributable to Verisign stockholders	22%	32%

Revenues

Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On July 1, 2010, we increased our .com domain name registration fees by 7% from $6.86 to $7.34. We have the contractual right to increase the fees for .com domain name registrations by up to 7% either in 2011 or in 2012 prior to the end of the current agreement with ICANN on November 30, 2012. On July 1, 2010, we increased our .net domain name registration fees by 10% from $4.23 to $4.65. We have the contractual right to increase the fees for .net domain name registrations by up to 10% in 2011. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant.

A comparison of revenues is presented below:

	Three Months Ended March 31,
	%
	2011	Change	2010
	(Dollars in thousands)
Revenues	$181,523	12%	$161,582

The following table compares domain names ending in .com and .net managed by our Registry Services business:

	March 31, 2011	% Change	March 31, 2010

Active domain names ending in .com and .net	108.0 million	9%	99.3 million

Our revenues increased by $19.9 million during the three months ended March 31, 2011, as compared to the same period last year, primarily due to a 9% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 as per our agreements with ICANN.

The growth in the number of active domain names was primarily driven by continued Internet growth and domain name promotional programs. We expect to see continued growth in the number of active domain names in 2011 as a result of further Internet growth. In addition, we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our marketing programs. We expect revenues to increase in fiscal 2011 as compared to fiscal 2010 as a result of continued growth in the number of active domain names ending in .com and .net and implementation of the fee increase which became effective in July 2010 as domain names are renewed at the increased price.

New TLDs may be introduced by ICANN, including new IDN TLDs and ccTLDs in 2011 and new gTLDs in 2012. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors—The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share,” of this Form 10-Q.

Geographic revenues

We operate in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.

The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	%
	2011	Change	2010
	(Dollars in thousands)
U.S.	$111,383	11%	$100,589
APAC	27,601	15%	23,903
EMEA	25,059	14%	21,899
Other	17,480	15%	15,191

Total revenues	$181,523		$161,582

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from each of the respective regions increased during the three months ended March 31, 2011, as compared to the same period last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and domain name promotional programs.

We expect to continue to see strong growth in certain international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted.

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

A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2011	% Change	2010

	(Dollars in thousands)
Cost of revenues	$40,869	5%	$38,814

Cost of revenues increased during the three months ended March 31, 2011, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses, and depreciation expenses, partially offset by a decrease in allocated overhead expenses. Salary and employee benefits expenses increased by $2.0 million, primarily due to an increase in average headcount to support Registry Services, and an increase in stock-based compensation expenses due to additional vested RSUs granted during the three months ended March 31, 2011, to option holders, as they did not participate in the December 2010 special cash dividend. Depreciation expenses increased by $1.2 million, primarily due an increase in capitalized hardware and software to support investments in infrastructure projects, and accelerated depreciation on an abandoned software project. Allocated overhead expenses decreased by $2.2 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function as a result of the divestiture of the Authentication Services business.

We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2011 as compared to the three months ended March 31, 2011.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and employee benefits expenses, sales commissions, sales operations, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as the Internet, television, radio, print and direct mail advertising costs, and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2011	% Change	2010

	(Dollars in thousands)
Sales and marketing	$22,391	5%	$21,310

Sales and marketing expenses increased during the three months ended March 31, 2011, as compared to the same period last year, primarily due to an increase in salary and employee benefits expenses, partially offset by a decrease in allocated overhead expenses. Salary and employee benefits expenses increased by $2.5 million, primarily due to an increase in average headcount to support our sales force, and an increase in stock-based compensation expenses due to additional vested RSUs granted during the three months ended March 31, 2011, to option holders, as they did not participate in the December 2010 special cash dividend. Allocated overhead expenses decreased by $1.7 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function as a result of the divestiture of the Authentication Services business.

We expect sales and marketing expenses as a percentage of revenues to increase slightly during the remainder of 2011 as compared to the three months ended March 31, 2011, as a result of investments in our sales force and certain marketing initiatives.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and employee benefits expenses, consulting fees, the cost of facilities, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2011	% Change	2010

	(Dollars in thousands)
Research and development	$13,594	11%	$12,277

Research and development expenses increased during the three months ended March 31, 2011, as compared to the same period last year, primarily due to an increase in salary and employee benefits expenses. Salary and employee benefits expenses increased by $1.7 million, primarily due to an increase in average headcount to support the development of our DNS infrastructure and new services, and an increase in stock-based compensation expenses due to additional vested RSUs granted during the three months ended March 31, 2011, to option holders, as they did not participate in the December 2010 special cash dividend.

We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2011 as compared to the three months ended March 31, 2011.

General and administrative

General and administrative expenses consist primarily of salaries and employee benefits expenses for our executive, administrative, legal, finance, information technology and human resources personnel, facilities, computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees, and bad debt expense, offset by allocations of indirect costs such as facilities and shared services expenses to other cost types. All allocations of indirect costs are included in continuing operations.

A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2011	% Change	2010

	(Dollars in thousands)
General and administrative	$33,629	(3%)	$34,844

General and administrative expenses decreased during the three months ended March 31, 2011, as compared to the same period last year, primarily due to decreases in occupancy expenses and depreciation expenses, partially offset by a decrease in corporate overhead expenses allocated to other cost-types. Occupancy expenses decreased by $2.1 million, primarily due to lower rent expenses as the lease for certain office buildings expired in 2010. Depreciation expenses decreased by $1.9 million, primarily due to accelerated depreciation on an abandoned software project during the three months ended March 31, 2010, and ceasing further depreciation on corporate assets held for sale in May 2010, the results of operations of which were classified as continuing operations until the third quarter of 2010. Corporate overhead expenses allocated to other cost types decreased by $4.6 million, primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function as a result of the divestiture of the Authentication Services business. Salary and employee benefits expenses remained consistent primarily due to a decrease in average headcount due to the divestiture of the Authentication Services business, offset by a $3.2 million increase in stock-based compensation expenses due to additional vested RSUs granted during the three months ended March 31, 2011, to option holders, as they did not participate in the December 2010 special cash dividend.

We expect general and administrative expenses as a percentage of revenues to decrease during the remainder of 2011 as compared to the three months ended March 31, 2011, as we continue to realize post-divestiture cost reductions in our general and administrative function.

Restructuring charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of our corporate functions from our Mountain View, California facility to our facility in Dulles, Virginia, we initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”).

Under the 2010 Restructuring Plan, we expect to incur total estimated pre-tax cash charges for severance costs and other related employee termination costs of $22.5 million, and excess facility exit costs of $11.5 million, of which we have recorded a total of $21.5 million, and $1.0 million, respectively, through March 31, 2011. Additionally, we recognized stock-based compensation expenses of $13.4 million, inclusive of amounts for discontinued operations, through March 31, 2011, upon acceleration of stock-based awards for employees notified of termination and expect to recognize further expenses for employees to be terminated in the future. However, at this time, we are not able, in good faith, to make a determination of the estimated amount or range of amounts thereon. We expect to recognize all remaining cash and stock-based restructuring charges over the next several quarters through the end of fiscal 2011.

The following table presents the nature of our restructuring charges:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Workforce reduction	$4,723	$1,711
Excess facilities	807	116

Total consolidated restructuring charges	$5,530	$1,827

Amounts classified as continuing operations	$5,530	$234

Amounts classified as discontinued operations	$—	$1,593

Amounts for the three months ended March 31, 2011 were incurred under the 2010 Restructuring Plan. Amounts for the three months ended March 31, 2010 were incurred under the previous 2008 Restructuring Plan.

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

A comparison of non-operating income, net, is presented below:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Interest and dividend income	$2,091	$1,093
Unrealized (loss) gain on contingent interest derivative on Convertible Debentures	(450)	469
Income from transition services agreements	3,462	3,020
Other, net	375	246

Total non-operating income, net	$5,478	$4,828

Non-operating income, net, increased during the three months ended March 31, 2011, as compared to the same period last year, primarily due to an increase in interest and dividend income, partially offset by unrealized losses on the contingent interest derivative on Convertible Debentures. Interest and dividend income increased due to investing in marketable securities, which have higher interest rates as compared to money market funds, and higher cash and cash equivalents, as a result of the proceeds from the sale of the Authentication Services business.

Income taxes

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Income tax expense from continuing operations	$16,875	$16,924
Effective tax rate	29%	36%

The effective tax rate for the three months ended March 31, 2011 differs from the statutory federal rate of 35% due to state taxes, the effect of non-US operations, and tax benefits from foreign income taxed at lower rates. The effective tax rate for the three months ended March 31, 2010 differs from the statutory federal rate of 35% due to state taxes, the effect of non-US operations, non-deductible stock-based compensation expense, and tax benefits from foreign income taxed at lower rates. As of March 31, 2011, we plan to continue with our policy of permanently reinvesting all foreign earnings. The difference in effective tax rates for the three months ended March 31, 2011 and the three months ended March 31, 2010 primarily relates to the ratio of foreign income, taxed at lower rates, to domestic income.

Income from discontinued operations, net of tax

For a period of time, we will continue to generate cash flows and will report income statement activity in continuing operations that are associated with the Authentication Services business and certain other completed divestitures. These activities are transitional in nature and generally result from agreements ensuring and facilitating the orderly transfer of business operations. The nature, magnitude and duration of the agreements vary depending on the specific circumstances of the service, location or business need. The existing agreements include the following: data center hosting and information services. As of March 31, 2011, the existing agreements have remaining terms from 1 to 28 months in length.

The following table presents the revenues and the components of income from discontinued operations, net of tax, attributable to Verisign stockholders:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues	$44	$102,821

Income from discontinued operations before income taxes	$3,206	$32,660
Income tax expense	(4,728)	(10,229)

(Loss) income from discontinued operations	(1,522)	22,431
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(1,084)

Total (loss) income from discontinued operations, net of tax, attributable to Verisign stockholders	$(1,522)	$21,347

Income from discontinued operations before income taxes for the three months ended March 31, 2011 primarily represents adjustments to gains or losses on divestitures completed in 2009, as a result of the resolution of certain retained litigation of a divested business. Income tax expense for discontinued operations for the three months ended March 31, 2011 includes a $2.9 million discrete charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business as agreed by the parties in April 2011. Income from discontinued operations before income taxes for the three months ended March 31, 2010, represents the results of operations of the Authentication Services business, and adjustments to gains and losses on divestitures completed in 2009, as a result of certain one-time employee termination costs and settlement of certain retained litigation of the divested businesses.

Liquidity and Capital Resources

	March 31, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$1,440,826	$1,559,628
Marketable securities	506,014	501,238

Total	$1,946,840	$2,060,866

As of March 31, 2011, our principal source of liquidity was $1.4 billion of cash and cash equivalents and $506.0 million of marketable securities. In summary, our cash flows for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$90,287	$101,120
Net cash used in investing activities	(23,516)	(457,493)
Net cash used in financing activities	(187,263)	(28,609)
Effect of exchange rate changes on cash and cash equivalents	1,690	(2,154)

Net decrease in cash and cash equivalents	$(118,802)	$(387,136)

A significant amount of our cash and cash equivalents are held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, including payments related to taxes and facilities.

Net cash provided by operating activities decreased primarily due to a decrease in cash received from customers resulting from a decrease in consolidated revenues due to the divestiture of the Authentication Services business in 2010, coupled with the timing of receipts from customers. The decrease is partially offset by a decrease in cash payments to suppliers and employees, primarily resulting from the divestiture of the Authentication Services business in 2010 and lower average headcount in 2011; an increase in interest income resulting from investments in higher interest rate marketable securities; and lower income taxes payable before consideration of excess tax benefits from exercises of stock options and other employee stock purchases.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

Net cash used in investing activities decreased primarily due to decreases in purchases of marketable securities and investments, and property and equipment, partially offset by a decrease in proceeds from maturities and sales of marketable securities and investments, and proceeds received during the three months ended March 31, 2010 for businesses divested in 2009.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to stock repurchases and stock option exercise activities.

Net cash used in financing activities increased primarily due to an increase in stock repurchases and a decrease in realized excess tax benefits from exercises of stock options and the employee stock purchase plan.

Other Liquidity and Capital Resources Information

As of March 31, 2011, our principal source of liquidity was $1.4 billion of cash and cash equivalents and $506.0 million of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and corporate debt securities meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of time deposits and amounts deposited in money market funds. As of March 31, 2011, $506.0 million of marketable securities were invested in fixed income securities, of which $117.0 million had maturities within one year and $389.0 million had maturities between one and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On April 27, 2011, our Board declared a special dividend of $2.75 per share of our common stock, totaling approximately $463.3 million. The special dividend will be paid on May 18, 2011 to shareholders of record as of the close of business on May 9, 2011. Further, our Board has designated the special dividend as an extraordinary dividend for the purposes of the indenture governing the Convertible Debentures. As a result, contingent interest of $100.0 million will also be paid on May 18, 2011 to the holders of record of the Convertible Debentures at the close of business on May 9, 2011.

We believe existing cash, cash equivalents and marketable securities, together with funds generated from operations should be sufficient to meet our working capital, capital expenditure requirements, declared dividend and resulting contingent interest payments of $463.3 million and $100.0 million, respectively, and to service our debt for the next 12 months. We regularly assess our cash management approach and activities in view of our current and potential future needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposures since December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

potential attacks on the service offerings of our distributors, such as distributed denial-of-service (“DDoS”) attacks, which could limit the availability of their service offerings and their ability to offer our products and services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events or armed conflict;

•	changes in the level of spending for information technology-related products and services by our customers; and

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

An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including in particular the recent hostilities in the Middle East and natural disasters in Japan and elsewhere. The economic, social and political environment has or may negatively impact, among other things:

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

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other Internet Protocol (“IP”) networks, and the extent to which domain names are used for e-commerce and communications;

•	changes in customer behavior, Internet platforms and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our customers, of new products and services, including our NIA Services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events and armed conflict;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards and changing market conditions.

Issues arising from our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”), the U.S. Department of Commerce (“DOC”) and the U.S. General Services Administration (“GSA”) could harm our Registry Services business.

We are parties to agreements (i) with the DOC with respect to certain aspects of the DNS, (ii) with ICANN and the DOC as the exclusive registry of domain names within the .com gTLD and (iii) with ICANN with respect to being the exclusive registry for the .net and .name gTLDs.

We face risks arising from our agreements with ICANN and the DOC, including the following:

•

there can be no assurance that the terms of the .net Registry Agreement will be approved substantially in the form as posted by ICANN on April 11, 2011 or at all, or that the renewal will occur by July 1, 2011, which could have a material adverse effect on our business;

•

ICANN could adopt or promote policies, procedures or programs that are unfavorable to us as the registry operator of the .com, .net and .name gTLDs, that are inconsistent with our current or future plans, or that affect our competitive position;

•	the .com Registry Agreement may not renew when it expires in 2012, which could have a material adverse effect on our business;

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

•

under certain circumstances, the GSA could terminate our agreement to be the registry for the .gov gTLD, which could have a material adverse impact on how the Registry Services business is perceived; and

•

our Registry Services business faces, and could continue to face, legal or other challenges resulting from our activities or the activities of registrars and registrants, and any adverse outcome from such matters could have a material adverse effect on our business.

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

As of March 31, 2011, we had 145, or 14% of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

As of March 31, 2011, we had $2.0 billion in cash, cash equivalents, marketable securities and restricted cash, of which $506.0 million was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, corporate debt securities, and debt securities issued by foreign governments meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling, counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have a number of contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, that could be significant to the Company.

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

As a result of the transitioning of key corporate functions to our Dulles, Virginia office and potential voluntary employee attrition, there is an increased risk of our failing to maintain an effective system of disclosure controls or internal controls over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act of 2002. Although we believe that we have adequately planned to address this risk, despite our efforts, if we were to fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of the Company could be harmed and current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our stock price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

Currently, Internet users navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines changed the value of their algorithms on the use of a domain for finding a website; (iii) Internet users were to shift away from direct navigation; (iv) Internet users were to increase the use of web and phone applications to locate and access content; or (v) Internet users were to increase the use of second or third level domains or alternate identifiers, such as social networking sites, in each case the demand for domain names could decrease.

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

We also license third-party technology that is used in our products and services to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. Our business would suffer if we lost the rights to use certain of these technologies. Additionally, another party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of or our inability to obtain or maintain any of these technology licenses could harm our business.

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

The success of our NIA Services depends in part on the acceptance of our services.

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

We have also adopted a stockholder rights plan that may discourage, delay or prevent a change of control or the acquisition of a substantial block of our common stock and may make any future unsolicited acquisition attempt more difficult. Under the rights plan:

•

The rights will generally become exercisable if a person or group acquires 20% or more of our outstanding common stock (unless such transaction is approved by our Board) and thus becomes an “acquiring person.”

•	Each right, when exercisable, will entitle the holder, other than the “acquiring person,” to acquire shares of our common stock at a 50% discount to the then-prevailing market price.

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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Swiss subsidiaries. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates.

In February 2011, the Obama administration announced various legislative proposals that would reform the U.S. corporate tax laws. We are unable to predict whether these or other proposals will be implemented. We have not yet determined whether, or the extent to which, these proposals will ultimately impact Verisign.

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

Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum and .coop gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 15 registries for the operation of 17 gTLDs. In addition, there are over 240 Latin script ccTLD registries and 36 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage.

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

Additional competition to our business may arise from the introduction of new TLDs by ICANN. These include IDN TLDs and the upcoming introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. Other new domain extensions (including ones for which we could apply) could become available by the end of 2012. We do not yet know the impact, if any, that these new domain extensions may have on our business. Applicants for such new TLDs may have greater financial, technical, marketing and other resources than we do. Furthermore, ICANN has proposed allowing the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. One operator of an existing gTLD registry has formally requested ICANN to allow it to also become a registrar; if ICANN allows an operator of an existing gTLD registry to vertically integrate, we may be at a competitive disadvantage. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

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

Following the sale of the Authentication Services business, our Registry Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Registry Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, whether from CFIT or otherwise, changes in customer preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, a failure of the .net Registry Agreement to renew on the same or similar terms when it expires in June 2011 or the .com Registry Agreement in 2012 could have a material adverse effect on our business.

We face risks related to the terms of the sale of the Authentication Services business.

Under the agreement reached with Symantec for the sale of our Authentication Services business (the “Symantec Agreement”), we agreed to several terms that may pose risks to us, including the potential for confusion by the public with respect to Symantec’s right to use certain of our trademarks, brands and domain names, as well as the risk that current or potential investors in or customers of the Company may incorrectly attribute problems with Symantec products or services that are currently licensed under the VERISIGN brand to Verisign. Any such confusion may have a negative impact on our reputation, our brand and the market for our products and services. In addition, we may determine that certain assets transferred to Symantec could have been useful in our Naming Services businesses or in other future endeavors, requiring us to forego future opportunities or design or purchase alternatives which could be costly and less effective than the transferred assets. Further, we may not be able to achieve the full strategic and financial benefits we expect from the sale of our Authentication Services business.

Under the terms of the Symantec Agreement, we have licensed rights to certain of our domain name registrations to Symantec. We are at risk that our customers will go to a URL for a licensed domain name and be unable to locate our Registry or NIA Services. In addition, we will continue to maintain the registration rights for the domain names licensed to Symantec for which Symantec has sole control over the displayed content, and we may be subject to claims of infringement if Symantec posts content that is alleged to infringe the rights of a third party.

We are at risk of increased levels of employee attrition following the sale of our Authentication Services business.

Although we believe that we have retained sufficient senior management and other employees to perform various functions at the Company, we are at risk of experiencing increased levels of employee attrition from employees scheduled to be transitioned out of the Company now that the sale of the Authentication Services business has closed, and we may encounter difficulty recruiting and hiring competent personnel to replace any key personnel who terminate their employment with us. If we are unable to replace employees quickly, we may be forced to hire temporary labor for assistance in the short term at higher rates than the salaried employees. In addition, it may take new personnel a significant period of time to understand and become familiar with Company processes. The failure to replace our departing personnel, if any, in a timely manner could result in our inability to perform various important functions, including completing our SEC filings, and could impair our ability to execute our business strategy, which could have a material adverse effect on our business.

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

There is a possibility that we will incur unanticipated costs and expenses associated with management of liabilities relating to the businesses we have divested, including requests for indemnification by the buyers of the divested businesses. These liabilities could potentially relate to (i) breaches of contractual representations and warranties we gave to the buyers of the divested businesses, or (ii) certain liabilities relating to the divested businesses that we retained under the agreements reached with the buyers of the divested businesses. Such liabilities could include certain litigation matters, including actions brought by third parties. Where responsibility for such liabilities is to be contractually allocated to the buyer or shared with the buyer or another party, it is possible that the buyer or the other party may be in default for payments for which they are responsible, obligating us to pay amounts in excess of our agreed-upon share of those obligations.

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

As of March 31, 2011, we had one billion authorized common shares, of which 168.4 million shares were outstanding. In addition, of our authorized common shares, 21.9 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We may not have the ability to repurchase the Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Convertible Debentures, as required by the indenture governing the Convertible Debentures.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long-term debt outstanding. Holders of our outstanding Convertible Debentures will have the right to require us to repurchase the Convertible Debentures upon the occurrence of a fundamental change as defined in the Indenture dated as of August 20, 2007 (the “Indenture”) between the Company and U.S. Bank National Association, as Trustee.

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

The following table presents the stock repurchase activity during the three months ended March 31, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1—31, 2011	—	$—	—	$1,365.9 million
February 1—28, 2011	642,155	34.87	642,155	1,343.5 million
March 1—31, 2011	4,973,972	35.62	4,973,972	1,166.3 million

	5,616,127		5,616,127

(1)	Represents shares repurchased under the 2010 Share Buyback Program.
(2)	Represents the remaining amount available for further share repurchases under the 2010 Share Buyback Program.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: April 29, 2011	By:	/S/ MARK D. MCLAUGHLIN
Mark D. McLaughlin
Chief Executive Officer

Date: April 29, 2011	By:	/S/ BRIAN G. ROBINS
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