Form 10-Q
period 2011-06-30
VERISIGN INC/CA
filed 2011-07-29
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 22, 2011
Common stock, $.001 par value	166,399,334

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,220,165	$1,559,628
Marketable securities	174,585	501,238
Accounts receivable, net	14,516	14,874
Prepaid expenses and other current assets	115,874	102,217

Total current assets	1,525,140	2,177,957

Property and equipment, net	194,771	190,319
Goodwill and other intangible assets, net	54,495	55,146
Other assets	21,195	20,584

Total long-term assets	270,461	266,049

Total assets	$1,795,601	$2,444,006

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$156,995	$195,235
Deferred revenues	494,769	457,478

Total current liabilities	651,764	652,713

Long-term deferred revenues	219,083	205,560
Convertible debentures, including contingent interest derivative	584,965	581,626
Long-term deferred tax liabilities	326,112	309,696
Other long-term liabilities	17,880	17,981

Total long-term liabilities	1,148,040	1,114,863

Total liabilities	1,799,804	1,767,576

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 315,643 at June 30, 2011 and 313,313 at December 31, 2010; Outstanding shares: 166,348 at June 30, 2011 and 172,736 at December 31, 2010	316	313
Additional paid-in capital	20,330,852	21,040,919
Accumulated deficit	(20,333,307)	(20,363,468)
Accumulated other comprehensive loss	(2,064)	(1,334)

Total stockholders’ (deficit) equity	(4,203)	676,430

Total liabilities and stockholders’ (deficit) equity	$1,795,601	$2,444,006

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$189,844	$167,881	$371,367	$329,463

Costs and expenses:
Cost of revenues	40,667	39,846	81,536	78,660
Sales and marketing	22,179	23,139	44,570	44,449
Research and development	13,074	13,738	26,668	26,015
General and administrative	28,206	32,797	61,835	67,641
Restructuring charges	3,659	7,539	9,189	7,773

Total costs and expenses	107,785	117,059	223,798	224,538

Operating income	82,059	50,822	147,569	104,925
Interest expense (2011 amounts include $100,020 contingent interest)	(111,856)	(11,966)	(123,676)	(23,964)
Non-operating income, net	6,149	3,850	11,627	8,678

(Loss) income from continuing operations before income taxes	(23,648)	42,706	35,520	89,639
Income tax benefit (expense)	15,967	(16,121)	(908)	(33,045)

(Loss) income from continuing operations, net of tax	(7,681)	26,585	34,612	56,594
(Loss) income from discontinued operations, net of tax	(2,929)	9,789	(4,451)	32,220

Net (loss) income	(10,610)	36,374	30,161	88,814
Less: Net income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(1,161)	—	(2,245)

Net (loss) income attributable to Verisign stockholders	$(10,610)	$35,213	$30,161	$86,569

Basic (loss) income per share attributable to Verisign stockholders from:

Continuing operations	$(0.05)	$0.15	$0.20	$0.31
Discontinued operations	(0.01)	0.04	(0.02)	0.17

Net (loss) income	$(0.06)	$0.19	$0.18	$0.48

Diluted (loss) income per share attributable to Verisign stockholders from:

Continuing operations	$(0.05)	$0.15	$0.20	$0.31
Discontinued operations	(0.01)	0.04	(0.02)	0.16

Net (loss) income	$(0.06)	$0.19	$0.18	$0.47

Shares used to compute net (loss) income per share attributable to Verisign stockholders:

Basic	167,471	181,120	169,751	182,121

Diluted	167,471	182,753	171,850	183,480

Amounts attributable to Verisign stockholders:
(Loss) income from continuing operations, net of tax	$(7,681)	$26,585	$34,612	$56,594
(Loss) income from discontinued operations, net of tax	(2,929)	8,628	(4,451)	29,975

Net (loss) income attributable to Verisign stockholders	$(10,610)	$35,213	$30,161	$86,569

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$30,161	$88,814
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property and equipment and amortization of other intangible assets	27,642	39,806
Stock-based compensation	29,014	25,310
Excess tax benefit associated with stock-based compensation	(854)	(12,453)
Other, net	1,627	12,949
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	354	10,084
Prepaid expenses and other assets	(12,786)	27,397
Accounts payable and accrued liabilities	(22,736)	(2,867)
Deferred revenues	50,814	61,280

Net cash provided by operating activities	103,236	250,320

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	369,586	196,045
Proceeds received from divestiture of businesses, net of cash contributed	—	15,583
Purchases of marketable securities and investments	(44,038)	(662,275)
Purchases of property and equipment	(29,481)	(42,772)
Other investing activities	(1,181)	(3,773)

Net cash provided by (used in) investing activities	294,886	(497,192)

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	32,445	28,002
Repurchases of common stock	(310,671)	(281,943)
Payment of dividends to stockholders	(463,498)	—
Excess tax benefit associated with stock-based compensation	854	12,453
Other financing activities	—	(736)

Net cash used in financing activities	(740,870)	(242,224)

Effect of exchange rate changes on cash and cash equivalents	3,285	(1,791)

Cash and cash equivalents included in assets held for sale	—	(123,356)

Net decrease in cash and cash equivalents	(339,463)	(614,243)
Cash and cash equivalents at beginning of period	1,559,628	1,477,166

Cash and cash equivalents at end of period	$1,220,165	$862,923

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$120,082	$19,811

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

Note 2. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	June 30, 2011	December 31, 2010
	(In thousands)
Cash	$81,166	$106,270
Money market funds	241,084	648,054
Time deposits	901,889	803,797
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	81,808	359,160
Corporate debt securities	92,777	141,338
Debt securities issued by foreign governments	—	5,040

Total	$1,398,724	$2,063,659

Included in Cash and cash equivalents	$1,220,165	$1,559,628
Included in Marketable securities	$174,585	$501,238
Included in Other assets (Restricted cash)	$3,974	$2,793

The following tables summarize the Company’s unrealized gains and losses, and fair value of fixed income securities designated as available-for-sale investments. There were no investments classified as either held-to-maturity or trading.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

As of June 30, 2011:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$80,809	$1,003	$(4)	$81,808
Corporate debt securities	91,761	1,016	—	92,777

Total fixed income securities	$172,570	$2,019	$(4)	$174,585

Included in Marketable securities				$174,585

As of December 31, 2010:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$357,135	$2,524	$(499)	$359,160
Corporate debt securities	140,009	1,329	—	141,338
Debt securities issued by foreign governments	5,038	2	—	5,040

Total fixed income securities	$502,182	$3,855	$(499)	$505,538

Included in Cash and cash equivalents				$4,300
Included in Marketable securities				$501,238

The following table presents the contractual maturities of the fixed income securities as of June 30, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Due within one year	$42,132	$247	$—	$42,379
Due after one year through three years	130,438	1,772	(4)	132,206

Total	$172,570	$2,019	$(4)	$174,585

The Company recognized pre-tax net gains of $2.3 million during the three and six months ended June 30, 2011 related to the sale of $369.6 million of marketable securities, primarily to fund a special dividend paid in May 2011 (the “May 2011 Dividend”) discussed further in Note 6. Net gains or losses recognized during the three and six months ended June 30, 2010 related to sales of marketable securities were not material.

Note 3. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurement Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of June 30, 2011:
Assets:
Investments in money market funds	$241,084	$241,084	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	81,808	—	81,808	—
Corporate debt securities	92,777	—	92,777	—
Foreign currency forward contracts (1)	394	—	394	—

Total	$416,063	$241,084	$174,979	$—

Liabilities:
Contingent interest derivative on Convertible Debentures	$10,250	$—	$—	$10,250
Foreign currency forward contracts (2)	74	—	74	—

Total	$10,324	$—	$74	$10,250

As of December 31, 2010:
Assets:
Investments in money market funds	$648,054	$648,054	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	359,160	2,700	356,460	—
Corporate debt securities	141,338	—	141,338	—
Debt securities issued by foreign governments	5,040	—	5,040	—

Total	$1,153,592	$650,754	$502,838	$—

Liabilities:
Contingent interest derivative on Convertible Debentures	$10,500	$—	$—	$10,500
Foreign currency forward contracts (2)	282	—	282	—

Total	$10,782	$—	$282	$10,500

(1)	Included in Prepaid expenses and other current assets
(2)	Included in Accounts payable and accrued liabilities

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company’s investments in fixed income securities are obtained using the weighted-average price of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources. Such instruments are included in either Cash and cash equivalents or Marketable securities. The $2.7 million fair value of U.S. Treasury bills held by the Company at December 31, 2010 was based on their quoted market prices and included in Cash and cash equivalents.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company utilizes a valuation model to estimate the value of the contingent interest derivative on the Convertible Debentures. The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3.

The following table summarizes the change in the fair value of the Company’s Level 3 contingent interest derivative on Convertible Debentures during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Beginning balance	$10,950	$9,531	$10,500	$10,000
Unrealized gain on contingent interest derivative on Convertible Debentures	(700)	(1,281)	(250)	(1,750)

Ending balance	$10,250	$8,250	$10,250	$8,250

Other

The Company’s other financial instruments include accounts receivable, restricted cash, and accounts payable. As of June 30, 2011, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Convertible Debentures as of June 30, 2011, is $1.4 billion, and is based on quoted market prices.

Note 4. Other Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)

Prepaid expenses	$16,452	$9,939
Deferred tax assets	82,344	69,807
Non-trade receivables	12,810	14,158
Receivables from buyers	818	8,198
Other	3,450	115

Total prepaid expenses and other current assets	$115,874	$102,217

The Company recognized additional deferred tax assets, due to net operating losses, during the six months ended June 30, 2011. Non-trade receivables primarily consist of income tax receivables and value added tax receivables. As of December 31, 2010, Receivables from buyers primarily represents amounts due from Symantec for services performed on its behalf under transition services agreements. During the six months ended June 30, 2011, the Company received substantially the entire amount included in Receivables from buyers as of December 31, 2010.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)

Accounts payable	$13,076	$16,727
Accrued employee compensation	36,784	52,628
Customer deposits, net	19,964	18,681
Payables to buyers	1,308	11,337
Taxes payable, deferred and other tax liabilities	33,873	38,168
Accrued restructuring costs	11,376	17,460
Other accrued liabilities	40,614	40,234

Total accounts payable and accrued liabilities	$156,995	$195,235

Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. As of December 31, 2010, Payables to buyers primarily consists of amounts due to Symantec for certain post-closing purchase price adjustments related to the sale of the Authentication Services business and accrued bonus for employees associated with the Authentication Services business, substantially the entire amount of which was paid during the six months ended June 30, 2011. Accrued bonus as of December 31, 2010, included in Accrued employee compensation was paid during the six months ended June 30, 2011. As of June 30, 2011, Accrued restructuring costs primarily represents restructuring costs related to the sale of the Authentication Services business. Other accrued liabilities include miscellaneous vendor payables and interest on the Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15.

Note 5. Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of its corporate functions from California to Virginia, the Company initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”).

Under the 2010 Restructuring Plan, the Company expects to incur total estimated pre-tax cash charges for severance costs and other related employee termination costs of $22.9 million, and excess facility exit costs of $10.6 million, of which the Company has recorded a total of $22.7 million, and $1.5 million, respectively, through June 30, 2011. Additionally, the Company recognized stock-based compensation expenses of $15.4 million, inclusive of amounts reported in discontinued operations, through June 30, 2011, upon acceleration of stock-based awards for employees notified of termination.

The following table presents the nature of the restructuring charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Workforce reduction	$3,147	$11,840	$7,870	$13,551

Excess facilities	512	(9)	1,319	108

Total consolidated restructuring charges	$3,659	$11,831	$9,189	$13,659

Amounts classified as continuing operations	$3,659	$7,539	$9,189	$7,773

Amounts classified as discontinued operations	$—	$4,292	$—	$5,886

The following table presents a rollforward of the accrued restructuring costs:

	Accrued Restructuring Costs at December 31, 2010	Costs Incurred	Costs Paid or Settled	Stock-Based Compensation	Accrued Restructuring Costs at June 30, 2011
	(In thousands)
Workforce reduction	$15,120	$7,870	$(7,895)	$(4,978)	$10,117
Excess facilities	3,098	1,319	(2,639)	—	1,778

Total accrued restructuring costs	$18,218	$9,189	$(10,534)	$(4,978)	$11,895

Current portion of accrued restructuring costs					$11,376

Long-term portion of accrued restructuring costs					$519

Amounts included in the tables above relate primarily to the 2010 Restructuring Plan.

Note 6. Stockholders’ (Deficit) Equity

Comprehensive (Loss) Income

Comprehensive (loss) income consists of Net (loss) income adjusted for realized and unrealized gains on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net (loss) income	$(10,610)	$36,374	$30,161	$88,814
Foreign currency translation adjustments	48	4,617	76	4,091
Change in unrealized gain on investments, net of tax	1,077	2,982	609	2,742
Realized gain on investments, net of tax, included in net (loss) income	(1,398)	(106)	(1,415)	(152)

Comprehensive (loss) income	(10,883)	43,867	29,431	95,495

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	—	3,288	—	4,181

Comprehensive (loss) income attributable to Verisign stockholders	$(10,883)	$40,579	$29,431	$91,314

Repurchase of Common Stock

On July 27, 2010, the Company’s Board of Directors (“Board”) authorized the repurchase of up to approximately $1.1 billion of common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase authorization of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. During the three and six months ended June 30, 2011, the Company repurchased 2.8 million and 8.4 million shares of its common stock, respectively, at an average stock price of $35.90 and $35.66, respectively. The aggregate cost of the repurchases under the 2010 Share Buyback Program in the three and six months ended June 30, 2011 was $100.0 million and $299.6 million, respectively. As of June 30, 2011, $1.1 billion remained available for further repurchases under the 2010 Share Buyback Program.

During the three and six months ended June 30, 2011, the Company placed 0.1 million and 0.3 million shares, respectively, at an average stock price of $36.36 and $35.00, respectively, for an aggregate cost of $3.2 million and $11.1 million, respectively, into treasury stock to cover tax withholdings upon vesting of Restricted Stock Units (“RSUs”).

Since inception the Company has repurchased 149.3 million shares of its common stock for an aggregate cost of $4.4 billion, which is recorded as a reduction of Additional paid-in capital.

Special Dividend

On April 27, 2011, the Board declared a special dividend of $2.75 per share of the Company’s common stock, totaling approximately $463.5 million, which was paid on May 18, 2011. The special dividend was accounted for as a reduction of Additional paid-in capital.

Note 7. Calculation of Net (Loss) Income per Share Attributable to Verisign Stockholders

The Company computes basic net (loss) income per share attributable to Verisign stockholders by dividing net (loss) income attributable to Verisign stockholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share attributable to Verisign stockholders gives effect to dilutive potential common shares, including outstanding stock options, unvested RSUs, conversion spread relating to the Convertible Debentures, and employee stock purchases using the treasury stock method. The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net (loss) income per share attributable to Verisign stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Weighted-average number of common shares outstanding	167,471	181,120	169,751	182,121
Weighted-average potential shares of common stock outstanding:
Stock options	—	431	436	384
Unvested restricted stock units	—	954	802	851
Conversion spread related to Convertible Debentures	—	—	833	—
Employee stock purchase plan	—	248	28	124

Shares used to compute diluted net (loss) income per share attributable to Verisign stockholders	167,471	182,753	171,850	183,480

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Weighted-average stock options outstanding	2,443	3,558	270	3,997
Weighted-average exercise price	$27.14	$31.37	$38.43	$30.96

Weighted-average restricted stock units outstanding	2,856	120	17	88
Employee stock purchase plan	653	—	255	693

Note 8. Stock-based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Stock-based compensation:
Cost of revenues	$1,846	$1,348	$3,836	$2,269
Sales and marketing	1,697	1,484	3,551	2,604
Research and development	1,353	1,234	2,871	2,304
General and administrative	7,179	5,256	13,778	10,485
Restructuring charges	1,989	—	4,978	112

Stock-based compensation for continuing operations	14,064	9,322	29,014	17,774
Discontinued operations	—	3,903	—	7,536

Total stock-based compensation expense	$14,064	$13,225	$29,014	$25,310

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Stock-based compensation:
Stock options	$1,031	$2,329	$2,494	$4,645
Employee stock purchase plan	798	2,998	1,978	5,727
Restricted stock units	11,141	8,483	21,356	15,432
RSUs/Stock options acceleration	1,989	—	4,978	570
Capitalization (Included in Property and equipment, net)	(895)	(585)	(1,792)	(1,064)

Total stock-based compensation expense	$14,064	$13,225	$29,014	$25,310

Note 9. Interest Expense

The following table presents the components of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Contractual interest	$10,156	$10,156	$20,313	$20,313
Amortization of debt discount on the Convertible Debentures	1,819	1,676	3,602	3,318
Contingent interest to holders of Convertible Debentures	100,020	—	100,020	—
Interest capitalized to Property and equipment, net	(166)	(280)	(310)	(467)
Other interest expense	27	414	51	800

Total interest expense	$111,856	$11,966	$123,676	$23,964

Interest expense in the three and six months ended June 30, 2011 includes $100.0 million of interest paid to holders of the Convertible Debentures as a result of the May 2011 Dividend. The Indenture governing the Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures if the Board declares a dividend to its stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures.

Note 10. Non-operating Income, Net

The following table presents the components of Non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Interest and dividend income	$1,579	$2,046	$3,670	$3,139
Unrealized gain on contingent interest derivative on Convertible Debentures	700	1,281	250	1,750
Income from transition services agreements	2,271	858	5,733	3,878
Other, net	1,599	(335)	1,974	(89)

Total non-operating income, net	$6,149	$3,850	$11,627	$8,678

Interest and dividend income is earned principally from Verisign’s surplus cash balances and marketable securities. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to ensure and facilitate the transfer of business operations.

Note 11. Discontinued Operations

The Company will continue to generate cash flows and will report income statement activity in continuing operations associated with providing transition related services to Symantec for the divested Authentication Services business for a remaining term of 25 months.

The following table presents the revenues and the components of discontinued operations, net of tax, attributable to Verisign stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues	$—	$102,584	$44	$205,405

(Loss) income from discontinued operations before income taxes	$(4,799)	$24,924	$(1,594)	$57,584
Income tax benefit (expense)	1,870	(15,135)	(2,857)	(25,364)

(Loss) income from discontinued operations	(2,929)	9,789	(4,451)	32,220
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(1,161)	—	(2,245)

Total (loss) income from discontinued operations, net of tax, attributable to Verisign stockholders	$(2,929)	$8,628	$(4,451)	$29,975

Losses from discontinued operations before income taxes for the three and six months ended June 30, 2011 primarily represent the effects of certain retained litigation of the divested businesses. Income tax expense for discontinued operations for the six months ended June 30, 2011 includes a $2.9 million discrete charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business. Income from discontinued operations before income taxes for the three and six months ended June 30, 2010 represents the results of operations of the Authentication Services business, and adjustments to gains and losses on divestitures completed in 2009, as a result of certain one-time employee termination costs and settlement of certain retained litigation of the divested businesses.

Note 12. Income Taxes

The following table presents the income tax benefit (expense) from continuing operations and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Income tax benefit (expense) from continuing operations	$15,967	$(16,121)	$(908)	$(33,045)
Effective tax rate	68%	38%	3%	37%

The effective tax rate for the three and six months ended June 30, 2011 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock-based compensation, the effect of non-US operations, and tax benefits from foreign income taxed at lower rates. In the three months ended June 30, 2011, the Company also recognized a discrete income tax benefit of $39.7 million relating to the contingent interest paid to the holders of the Company’s Convertible Debentures (see Note 9). Had the income tax benefit relating to the contingent interest payment not been recorded on a discrete basis, the effective tax rates for the three and six months ended June 30, 2011 would have been 34% and 25%, respectively. The effective tax rate for the three and six months ended June 30, 2010 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock-based compensation, the effect of non-US operations, and tax benefits from foreign income taxed at lower rates.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. Deferred tax assets offset by a valuation allowance relate primarily to investments with differing book and tax bases and net operating losses in certain foreign jurisdictions.

As of June 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $43.5 million and $28.8 million, respectively. During the three and six months ended June 30, 2011, the Company recorded an increase in unrecognized tax benefits of $7.3 million and $14.7 million, respectively, related to current period activities. As of June 30, 2011 and December 31, 2010, $36.4 million and $24.9 million, respectively, of unrecognized tax benefits, including penalties and interest, would affect the Company’s effective tax rate if realized. The balance of the gross unrecognized tax benefits is expected to increase in the next 12 months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalties related to income tax liabilities, recognized through income tax benefit (expense) during the three and six months ended June 30, 2011 and 2010, were not material.

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

Note 13. Contingencies

Legal Proceedings

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against Verisign, m-Qube, Inc., and other defendants alleging that defendants collectively operated an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. The defendants’ motion to dismiss the Herbert matter was denied by the district court on December 3, 2007 and that ruling was appealed. On July 8, 2010, the Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction and remanded the case to the district court. A hearing is scheduled for consideration of the motion for class certification on August 8, 2011. Certain defendants have asserted indemnity claims against Verisign in connection with these matters.

On July 13, 2011, the parties reached an agreement in principle to settle this matter and the defendants, including Verisign, previously reached an agreement in principle to resolve the indemnity claims noted above. The parties anticipate entering into fully documented settlement agreements promptly. Under the agreement in principle to resolve the Herbert case, class members will be able to claim a full refund for premium text message charges incurred entering the Lucky Case Game. Verisign will pay sixty percent of the settlement costs. The Company has accrued for the expected settlement costs. See Note 11, “Discontinued Operations,” of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. This estimate of the expected settlement costs, by its nature, is based on judgment and currently available information and involves a variety of factors, including, but not limited to, the type and nature of the lawsuit, the progress of the lawsuit, and the Company’s experience in similar matters. Given the inherent uncertainties involved in litigation, the Company cannot assure you that the ultimate resolution of this matter will not exceed the amount accrued for the settlement costs. The final settlement agreement in Herbert will be terminable upon certain contingencies, including the number of class members who opt out of the settlement and the cost of notice to the class.

The Herbert settlement is subject to the approval of the Court and from the Boards of Directors of Verisign and the other defendants. Verisign’s Board of Directors has approved the settlement. The agreement in principle in the Herbert case anticipates that there will be two notice periods — the first notice period to allow class members and the court to consider fairness of the settlement, and the second notice period to allow class members to make claims. The parties expect to promptly seek preliminary approval from the court for the Herbert settlement and to thereafter seek final approval later this year. Although the parties do not anticipate that the court would reject or would require material changes to the settlement terms, these outcomes are possible.

On June 5, 2007, plaintiffs Cheryl Bentley, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against Verisign, m-Qube, Inc., and other defendants alleging that defendants collectively operated an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “The Apprentice” to incur premium text message charges in order to participate in an interactive television promotion called “Get Rich With Trump.” The lawsuit was filed in the U.S. District Court for the Central District of California, Western Division. On May 17, 2011, the plaintiffs voluntarily dismissed this case without prejudice.

Verisign was as a defendant in litigation in the United States District Court for the Northern District of California (San Jose Division) in a case entitled Coalition for ICANN Transparency, Inc. (“CFIT”) v. VeriSign, Inc. On May 11, 2011, Verisign entered into a Settlement Agreement and Mutual Release (the “Agreement”) with CFIT, CFIT’s members, iRegistry Corp., Name Administration, Inc., Linkz Internet Services Corp., World Association for Domain Name Developers, Inc., Targeted Traffic Domains, Inc., Bret Fausett, Howard Neu and Frank Schilling (collectively “the CFIT Parties”), that fully resolves the litigation initiated by CFIT against Verisign. Under the terms of the Agreement, Verisign did not make any payment. On May 12, 2011, the CFIT Parties filed a dismissal with prejudice of all claims in the litigation, which was entered on May 31, 2011. The Agreement includes mutual releases pursuant to which the CFIT Parties have released Verisign from any and all claims that were or could have been asserted in the litigation, or that the CFIT Parties may hereafter have or assert, that are related to the facts giving rise to the litigation, the .com or .net Registry Agreements or any renewal of those agreements, or conduct pursuant to those agreements, including any past or future price increases by Verisign or any services or potential services thereunder. Under the release provisions, Verisign has conditionally released the CFIT Parties from claims related to the facts giving rise to the litigation or conduct by the CFIT Parties or their representatives in connection with the litigation, including for malicious prosecution or abuse of process relating to the commencement or prosecution of the litigation against Verisign. Further, the CFIT Parties have agreed to mutual covenants not to sue and mutual non-disparagement provisions. Under the Agreement, CFIT issued a press release on May 11, 2011 stating that CFIT dismissed its claims in their entirety with prejudice in view of the Amended Opinion of the United States Court of Appeals for the Ninth Circuit in Coal. for ICANN Transparency, Inc. v. Verisign, Inc. 611 F.3d 495 (9th Cir., 2010), the subsequent orders of the United States District Court for the Northern District of California, San Jose Division dismissing CFIT’s claims with respect to the 2005 .net Registry Agreement and for disgorgement, and Verisign’s motion for summary judgment. For a description of these proceedings prior to the settlement, see Verisign’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 29, 2011.

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

Verisign is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion, will have a material adverse effect on its financial condition or results of operations. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.

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

Our business consists of one reportable segment, namely Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. As of June 30, 2011, we had approximately 109.9 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in mature markets such as the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service mitigation. Revenues from NIA Services are not significant in relation to our consolidated revenue.

Business Highlights and Trends—Three and six months ended June 30, 2011

•

We recorded revenues of $189.8 million and $371.4 million during the three and six months ended June 30, 2011, respectively. This represents an increase of 13% in both the three and six months ended June 30, 2011 as compared to the same periods in 2010. The increase was primarily due to an 8% year-over-year increase in active domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010.

•

We recorded operating income of $82.1 million and $147.6 million during the three and six months ended June 30, 2011, respectively, an increase of 61% and 41%, respectively, as compared to the same periods last year. The increase was primarily due to an increase in our revenues as well as a reduction in general and administrative expenses.

•

In May 2011, we declared and paid a special dividend of $2.75 per share of our common stock totaling $463.5 million. We also paid $100.0 million in contingent interest to holders of our Convertible Debentures. We sold $369.6 million of marketable securities during the six months ended June 30, 2011 to partially fund the dividend and contingent interest payments.

•

We repurchased 2.8 million and 8.4 million shares, respectively, of our common stock under the 2010 Share Buyback Program for an aggregate cost of $100.0 million and $299.6 million, respectively, during the three and six months ended June 30, 2011.

•

We generated cash flows from operating activities of $103.2 million during the six months ended June 30, 2011, a decrease of 59% as compared to the same period last year. The decrease was primarily due to the contingent interest payment related to the Convertible Debentures as well as the elimination of cash flows from the divested Authentication Services business.

•

During the second quarter, we renewed our agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”) to serve as the authoritative registry operator for the .net registry for another six years, effective July 1, 2011.

Recent Events

On July 25, 2011, Mark McLaughlin tendered his resignation as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors (the “Board”). Mr. McLaughlin resigned as a member of the Board at the regularly scheduled Board meeting on July 27, 2011 and resigned his positions as President and Chief Executive Officer effective August 1, 2011. Mr. McLaughlin will remain with the Company until August 25, 2011 and will then become the Chief Executive Officer of a private company. On July 27, 2011, the Board elected Jim Bidzos as the Company’s President and Chief Executive Officer effective August 1, 2011.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues	21	24	22	24
Sales and marketing	12	14	12	13
Research and development	7	8	7	8
General and administrative	15	20	17	21
Restructuring charges	2	4	2	2

Total costs and expenses	57	70	60	68

Operating income	43	30	40	32
Interest expense	(59)	(7)	(33)	(7)
Non-operating income, net	3	2	3	3

(Loss) income from continuing operations before income taxes	(13)	25	10	28

Income tax benefit (expense)	8	(10)	—	(10)
(Loss) income from continuing operations, net of tax	(5)	15	10	18
(Loss) income from discontinued operations, net of tax	(1)	7	(2)	9

Net (loss) income	(6)	22	8	27
Less: Net income from discontinued operations attributable to noncontrolling interest in subsidiary	—	(1)	—	(1)

Net (loss) income attributable to Verisign stockholders	(6%)	21%	8%	26%

Revenues

Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenue. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On July 1, 2010, we increased our .com domain name registration fees by 7% from $6.86 to $7.34 and our .net domain name registration fees by 10% from $4.23 to $4.65. In July 2011, we announced another fee increase for .com domain name registrations of 7% from $7.34 to $7.85 and for .net domain name registrations of 10% from $4.65 to $5.11. The fee increases announced in July 2011 will be effective January 15, 2012. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our renewed agreement with ICANN through June 30, 2017. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenue.

A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
			(Dollars in thousands)

Revenues	$189,844	13%	$167,881	$371,367	13%	$329,463

The following table compares domain names ending in .com and .net managed by our Registry Services business:

	June 30, 2011	% Change	June 30, 2010
Active domain names ending in .com and .net	109.9 million	8%	101.5 million

Our revenues increased by $22.0 million and $41.9 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods last year, primarily due to an 8% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 as per our agreements with ICANN.

The growth in the number of active domain names was primarily driven by continued Internet growth and domain name promotional programs. We expect to see continued growth in the number of active domain names in 2011 as a result of further Internet growth. In addition, we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our marketing programs. We expect revenues will continue to increase in fiscal 2011 as compared to fiscal 2010 as a result of continued growth in the number of active domain names ending in .com and .net and implementation of the fee increase which became effective in July 2010 as domain names are renewed at the increased price.

New TLDs may be introduced by ICANN, including new IDN TLDs and ccTLDs in 2011 and new gTLDs in 2012. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors - The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share,” of this Form 10-Q.

Geographic revenues

We generate revenue in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.

The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)

U.S.	$115,800	12%	$102,981	$227,183	12%	$203,570
APAC	29,171	12%	25,956	56,771	14%	49,859
EMEA	26,625	17%	22,829	51,684	16%	44,727
Other	18,248	13%	16,115	35,729	14%	31,307

Total revenues	$189,844		$167,881	$371,367		$329,463

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from each of the respective regions increased during the three and six months ended June 30, 2011, as compared to the same period last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and domain name promotional programs.

We expect to continue to see strong growth in certain international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted.

Cost of revenues

Cost of revenues consist primarily of salaries and employee benefits expenses for our personnel that manage the operational systems, depreciation expenses, operational costs associated with the delivery of our services, fees paid to ICANN, customer support and training, consulting and development services, costs of facilities and computer equipment used in these activities, telecommunications expense, and allocations of indirect costs such as corporate overhead.

A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)
Cost of revenues	$40,667	2%	$39,846	$81,536	4%	$78,660

Cost of revenues increased during the three months ended June 30, 2011, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses and telecommunication expenses, partially offset by a decrease in allocated overhead expenses. Salary and employee benefits expenses increased by $1.6 million, primarily due to an increase in average headcount to support Registry Services. Telecommunication expenses increased by $1.0 million, primarily due to an increase in colocation expenses and additional circuits required to support the increase in our network infrastructure. Allocated overhead expenses decreased by $2.6 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function as a result of the divestiture of the Authentication Services business.

Cost of revenues increased during the six months ended June 30, 2011, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses, depreciation expenses, and telecommunication expenses, partially offset by a decrease in allocated overhead expenses. Salary and employee benefits expenses increased by $3.6 million, primarily due to an increase in average headcount to support Registry Services, and an increase in stock-based compensation expenses due to additional vested RSUs granted during the six months ended June 30, 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Depreciation expenses increased by $2.1 million, primarily due to an increase in capitalized hardware and software purchased to support investments in infrastructure projects. Telecommunication expenses increased by $1.9 million, primarily due to additional circuits required to support the increase in our network infrastructure. Allocated overhead expenses decreased by $4.8 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function as a result of the divestiture of the Authentication Services business.

We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2011 as compared to the six months ended June 30, 2011.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)
Sales and marketing	$22,179	(4%)	$23,139	$44,570	0%	$44,449

Sales and marketing expenses decreased during the three months ended June 30, 2011, as compared to the same period last year, primarily due to decreases in allocated overhead expenses and advertising and consulting expenses, partially offset by an increase in salary and employee benefits expenses. Allocated overhead expenses decreased by $1.9 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function as a result of the divestiture of the Authentication Services business. Advertising and consulting expenses also decreased by $1.1 million from the same period of last year due to lower spending on corporate marketing events and campaigns. Salary and employee benefits expenses increased by $1.3 million primarily due to an increase in average headcount of our sales force.

Sales and marketing expenses remained consistent during the six months ended June 30, 2011 as compared to the same period last year primarily due to an increase in salary and employee benefits expenses offset by a decrease in allocated overhead expenses and advertising and consulting expenses. Salary and employee benefits expenses increased by $3.9 million, primarily due to an increase in average headcount of our sales force and an increase in stock-based compensation expenses due to additional vested RSUs granted during the six months ended June 30, 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Allocated overhead expenses decreased by $3.6 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function as a result of the divestiture of the Authentication Services business. Advertising and consulting expenses decreased by $1.5 million, primarily due to lower spending on corporate marketing campaigns and events.

We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of 2011 as compared to the six months ended June 30, 2011.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and employee benefits expenses, consulting fees, the cost of facilities, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.

A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)
Research and development	$13,074	(5%)	$13,738	$26,668	3%	$26,015

Research and development expenses decreased during the three months ended June 30, 2011, as compared to the same period last year, primarily due to a $1.5 million decrease in allocated overhead expenses, resulting from a decrease in allocable indirect costs.

Research and development expenses increased during the six months ended June 30, 2011, as compared to the same period last year, primarily due to an increase in salary and employee benefits expenses, partially offset by a decrease in allocated overhead expenses. Salary and employee benefits expenses increased by $2.4 million, primarily due to an increase in average headcount to support the development of our DNS infrastructure and new services and an increase in stock-based compensation expenses due to additional vested RSUs granted during the six months ended June 30, 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Allocated overhead expenses decreased by $2.2 million, primarily due to a decrease in allocable indirect costs.

We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2011 as compared to the six months ended June 30, 2011.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)
General and administrative	$28,206	(14%)	$32,797	$61,835	(9%)	$67,641

General and administrative expenses decreased during the three months ended June 30, 2011, as compared to the same period last year primarily due to decreases in miscellaneous expenses, occupancy expenses, and salary and employee benefits expenses, partially offset by a decrease in corporate overhead expenses allocated to other cost types. Miscellaneous expenses decreased by $4.6 million primarily due to the release of $5.9 million of liabilities, which is non-recurring in nature, related to non-income tax expenses as a result of the lapse of the statutes of limitations. Occupancy expenses decreased by $2.7 million, primarily due to lower rent expenses as the lease for certain office buildings expired in 2010. Salary and employee benefits expenses decreased by $2.2 million, primarily due to a decrease in average headcount due to the divestiture of the Authentication Services business, offset by an increase in stock-based compensation expenses due to additional vested RSUs granted during the three months ended June 30, 2011, to option holders, as they did not participate in the May 2011 special cash dividend. Corporate overhead expenses allocated to other cost types decreased by $6.0 million, primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function as a result of the divestiture of the Authentication Services business.

General and administrative expenses decreased during the six months ended June 30, 2011, as compared to the same period last year, primarily due to decreases in miscellaneous expenses, occupancy expenses, depreciation expenses, salary and employee benefits expenses, and telecommunication expenses, partially offset by a decrease in corporate overhead expenses allocated to other cost types. Miscellaneous expenses decreased by $5.3 million, primarily due to the release of $5.9 million of liabilities, which is non-recurring in nature, related to non-income tax expenses as a result of the lapse of the statutes of limitations. Occupancy expenses decreased by $4.7 million, primarily due to lower rent expenses as the lease for certain office buildings expired in 2010. Depreciation expenses decreased by $2.5 million, primarily due to ceasing further depreciation on corporate assets held for sale in May 2010, the expenses of which were classified as continuing operations until the third quarter of 2010. Salary and employee benefits expenses decreased by $2.3 million, primarily due to a decrease in average headcount due to the divestiture of the Authentication Services business, offset by an increase in stock-based compensation expenses due to additional vested RSUs granted during the six months ended June 30, 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Corporate overhead expenses allocated to other cost types decreased by $10.6 million, primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function as a result of the divestiture of the Authentication Services business.

We expect general and administrative expenses as a percentage of revenue to decrease during the remainder of 2011 as compared to the six months ended June 30, 2011, as we continue to realize post-divestiture cost reductions in our general and administrative function.

Restructuring charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of our corporate functions from California to Virginia, we initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”).

Under the 2010 Restructuring Plan, we expect to incur total estimated pre-tax cash charges for severance costs and other related employee termination costs of $22.9 million, and excess facility exit costs of $10.6 million, of which we have recorded a total of $22.7 million, and $1.5 million, respectively, through June 30, 2011. Additionally, we recognized stock-based compensation expenses of $15.4 million, inclusive of amounts reported in discontinued operations, through June 30, 2011, upon acceleration of stock-based awards for employees notified of termination and expect to recognize further expenses for employees to be terminated in the future. However, at this time, we are not able, in good faith, to make a determination of the estimated amount or range of amounts thereon. We expect to recognize all remaining cash and stock-based restructuring charges during the remainder of fiscal 2011.

The following table presents the nature of the restructuring charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Workforce reduction	$3,147	$11,840	$7,870	$13,551
Excess facilities	512	(9)	1,319	108

Total consolidated restructuring charges	$3,659	$11,831	$9,189	$13,659

Amounts classified as continuing operations	$3,659	$7,539	$9,189	$7,773

Amounts classified as discontinued operations	$—	$4,292	$—	$5,886

Amounts included in the table above relate primarily to the 2010 Restructuring Plan.

Interest expense

The following table presents the components of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Contractual interest	$10,156	$10,156	$20,313	$20,313
Amortization of debt discount on the Convertible Debentures	1,819	1,676	3,602	3,318
Contingent interest to holders of Convertible Debentures	100,020	—	100,020	—
Interest capitalized to Property and equipment, net	(166)	(280)	(310)	(467)
Other interest expense	27	414	51	800

Total interest expense	$111,856	$11,966	$123,676	$23,964

Interest expense in the three and six months ended June 30, 2011 includes $100.0 million payment of contingent interest to holders of our Convertible Debentures. The Indenture governing our Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures if the Board declares a dividend to our stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures.

Non-operating income, net

Non-operating income, net, consists primarily of interest earned on our cash, cash equivalents, and marketable securities, net gains or losses on the sale and impairment of investments, realized and unrealized gains and losses on the contingent interest derivative on the Convertible Debentures, income from transition services agreements, and the net effect of foreign currency gains and losses.

A comparison of non-operating income, net, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Interest and dividend income	$1,579	$2,046	$3,670	$3,139
Unrealized gain on contingent interest derivative on Convertible Debentures	700	1,281	250	1,750
Income from transition services agreements	2,271	858	5,733	3,878
Other, net	1,599	(335)	1,974	(89)

Total non-operating income, net	$6,149	$3,850	$11,627	$8,678

Non-operating income, net, increased during the three and six months ended June 30, 2011, as compared to the same periods last year, primarily due to net gains of $2.3 million recognized on the sale of marketable securities in the second quarter of 2011 as well as greater income from transition services agreements in the three and six months ended June 30, 2011 to support the sale of the Authentication Services business.

Income taxes

The following table presents the income tax benefit (expense) from continuing operations and the effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Income tax benefit (expense) from continuing operations	$15,967	$(16,121)	$(908)	$(33,045)
Effective tax rate	68%	38%	3%	37%

The effective tax rate for the three and six months ended June 30, 2011 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock-based compensation, the effect of non-US operations, and tax benefits from foreign income taxed at lower rates. In the three months ended June 30, 2011, we also recognized a discrete income tax benefit of $39.7 million relating to the contingent interest paid to the holders of our Convertible Debentures (see Note 9 to our Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q). The effective tax rate for the three and six months ended June 30, 2010 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock-based compensation, the effect of non-US operations, and tax benefits from foreign income taxed at lower rates. As of June 30, 2011, we plan to continue with our policy of permanently reinvesting all foreign earnings. The difference in effective tax rates for the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010 primarily relates to the $39.7 million discrete income tax benefit on the $100.0 million contingent interest expense paid in the second quarter 2011 and the ratio of foreign income, taxed at lower rates, to domestic income. Had the income tax benefit relating to the contingent interest payment not been recorded on a discrete basis, the effective tax rates for the three and six months ended June 30, 2011 would have been 34% and 25%, respectively.

Income from discontinued operations, net of tax

We will continue to generate cash flows and will report income statement activity in continuing operations associated with providing transition related services to Symantec for the divested Authentication Services business for a remaining term of 25 months.

The following table presents the revenues and the components of discontinued operations, net of tax, attributable to Verisign stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues	$—	$102,584	$44	$205,405

(Loss) income from discontinued operations before income taxes	$(4,799)	$24,924	$(1,594)	$57,584
Income tax benefit (expense)	1,870	(15,135)	(2,857)	(25,364)

(Loss) income from discontinued operations	(2,929)	9,789	(4,451)	32,220
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(1,161)	—	(2,245)

Total (loss) income from discontinued operations, net of tax, attributable to Verisign stockholders	$(2,929)	$8,628	$(4,451)	$29,975

Losses from discontinued operations before income taxes for the three and six months ended June 30, 2011 primarily represent the effects of certain retained litigation of the divested businesses. Income tax expense for discontinued operations for the six months ended June 30, 2011 includes a $2.9 million discrete charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business. Income from discontinued operations before income taxes for the three and six months ended June 30, 2010 represents the results of operations of the Authentication Services business, and adjustments to gains and losses on divestitures completed in 2009, as a result of certain one-time employee termination costs and settlement of certain retained litigation of the divested businesses.

Liquidity and Capital Resources

In summary, our cash flows for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$103,236	$250,320
Net cash provided by (used in) investing activities	294,886	(497,192)
Net cash used in financing activities	(740,870)	(242,224)
Effect of exchange rate changes on cash and cash equivalents	3,285	(1,791)
Cash and cash equivalents included in assets held for sale	—	(123,356)

Net decrease in cash and cash equivalents	$(339,463)	$(614,243)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, including payments related to taxes and facilities.

Net cash provided by operating activities decreased primarily due to the payment of $100.0 million of contingent interest to holders of our Convertible Debentures and a decrease in cash received from customers resulting from a decrease in consolidated revenues due to the divestiture of the Authentication Services business in 2010. The decrease is partially offset by a decrease in cash payments to suppliers and employees, primarily resulting from the divestiture of the Authentication Services business as well as lower income taxes payable before consideration of excess tax benefits from exercises of stock options and other employee stock purchases.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

The change in cash provided by (used in) investing activities in the six months ended June 30, 2011 from the same period in the prior year was primarily due to increased sales and maturities of marketable securities and investments in 2011 to fund the May 2011 special cash dividend as well as decreases in purchases of marketable securities and purchases of property and equipment, offset by proceeds received from the divestiture of businesses in the six months ended June 30, 2010.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to dividends, share repurchases and stock option exercise activities.

Net cash used in financing activities increased primarily due to payment of $463.5 million for the special cash dividend in May 2011 and an increase in share repurchases offset by a decrease in realized excess tax benefits from exercises of stock options and the employee stock purchase plan.

Other Liquidity and Capital Resources Information

	June 30, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$1,220,165	$1,559,628
Marketable securities	174,585	501,238

Total	$1,394,750	$2,060,866

As of June 30, 2011, our principal source of liquidity was $1.2 billion of cash and cash equivalents and $174.6 million of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and corporate debt securities meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of time deposits and amounts deposited in money market funds. As of June 30, 2011, $174.6 million of marketable securities were invested in fixed income securities, of which $42.4 million had maturities within one year and $132.2 million had maturities between one and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

As of June 30, 2011, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.1 billion. Our intent is to permanently reinvest these funds outside the U.S., and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

We believe existing cash, cash equivalents and marketable securities, together with funds generated from operations should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months. We regularly assess our cash management approach and activities in view of our current and potential future needs.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the slow economic recovery as well as its impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and customer renewals in our Naming Services businesses;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•	our success in direct marketing and promotional campaigns;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by distributors to offer competing products or modify or cease their marketing practices;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

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

Our operating results may continue to be adversely affected as a result of the sluggish economic recovery, unfavorable market, economic, social and political conditions.

An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the recent hostilities in the Middle East, natural disasters in Japan and elsewhere and the eurozone crisis. The economic, social and political environment has or may negatively impact, among other things:

•

our customers’ continued growth and development of their businesses and our customers’ ability to continue as going concerns or maintain their businesses, which could affect demand for our products and services;

•	current and future demand for our services, including decreases as a result of reduced spending on information technology and communications by our customers;

•	price competition for our products and services;

•	the price of our common stock;

•	our liquidity;

•	our ability to service our debt, to obtain financing or assume new debt obligations;

•	our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business; and

•	our ability to execute on any share repurchase plans.

In addition, to the extent that the economic, social and political environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may further negatively impact our business. If the market, economic, social and political conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results and financial position as a consequence of the above factors or otherwise.

We may experience significant fluctuations in our financial results.

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other Internet Protocol (“IP”) networks, and the extent to which domain names are used for e-commerce and communications;

•	changes in customer behavior, Internet platforms, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our customers, of new products and services, including our NIA Services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events and armed conflict;

•	seasonal fluctuations in business activity; and

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions.

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

In addition, under the .com, .net and .name Registry Agreements, as well as the Cooperative Agreement with the DOC, we are prohibited from holding a greater than 15% ownership interest in any ICANN accredited registrar. This prohibition on cross-ownership currently applies to all eighteen ICANN gTLDs, but does not apply to ccTLDs. ICANN has adopted a proposal to allow the operators of new gTLDs to also own, be owned 100% by, or otherwise be affiliated with, a registrar. The impact of these changes to the distribution channel is uncertain but could have a material adverse effect on our business. In addition, ICANN has also adopted a procedure pursuant to which an operator of one of the existing eighteen ICANN gTLDs can apply to remove the cross-ownership restrictions with respect to new, but not existing gTLDs. If Verisign were to seek removal of the cross-ownership restriction with respect to new gTLDs, it is uncertain whether ICANN and/or the DOC approval would be obtained.

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

As of June 30, 2011, we had 123, or 12% of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

As of June 30, 2011, we had $1.4 billion in cash, cash equivalents, marketable securities and restricted cash, of which $174.6 million was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, corporate debt securities, and debt securities issued by foreign governments meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the eurozone crisis, which has affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market deteriorates further, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

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

Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling, counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have a number of contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.

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

As a result of the transitioning of key corporate functions to our Dulles, Virginia office and potential voluntary employee attrition, there is an increased risk of our failing to maintain an effective system of disclosure controls or internal controls over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act of 2002. Although we believe that we have adequately planned to address this risk, despite our efforts, if we were to fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of the Company could be harmed and current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our stock price, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

We rely on third parties who maintain and control root zone servers and route Internet communications.

We currently administer and operate only two of the thirteen root zone servers. The others are administered and operated by independent operators on a non-regulated basis. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the top-

level domains. These root zone servers are critical to the functioning of the Internet. Consequently, our Registry Services business could be harmed if these independent operators fail to maintain these servers properly or abandon these servers, which would place additional capacity demands on the two root zone servers we operate.

Further, our Registry Services business could be harmed if any of the independent operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls, or presents inconsistent data for the top-level domains.

Changes in customer behavior, either as a result of evolving technologies or user practices, may impact the demand for domain names.

Currently, Internet users navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines changed the value of their algorithms on the use of a domain for finding a website; (iii) Internet users’ preferences or practices were to shift away from direct navigation; (iv) Internet users were to increase the use of web and phone applications to locate and access content; or (v) Internet users were to increase the use of second or third level domains or alternate identifiers, such as social networking sites, in each case the demand for domain names could decrease.

Changes in the level of spending on on-line advertising and/or the way that on-line networks compensate owners of websites, could impact the demand for domain names.

Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!, could adversely affect the market for those domain names favored by such registrars and registrants resulting in a decrease in demand and/or the renewal rate for those domain names. In addition, as a result of the general economic environment, spending on on-line advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names.

Consolidation or changes in ownership or management among third-party registrars could result in reduced marketing efforts or other operational changes that could harm our Registry Services business.

Third-party registrars utilize substantial marketing efforts to increase the demand and/or renewal rates for domain names. Consolidation in the registrar industry or changes in ownership or management among individual registrars could result in significant changes to their business, operating model and cost structure. Such changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for domain names. For example, the recent strategic investment in The Go Daddy Group, Inc. (“GoDaddy”) by a consortium of private equity firms could lead to changes or reductions in GoDaddy’s marketing campaigns, which could, in turn, result in decreased demand for domain names. Our Registry Services business, which generates substantially all of our revenue, derives most of its revenues from registrations and renewals of domain names, and decreased demand for and/or renewals of domain names could cause a material adverse effect on our business and results of operations.

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

If we encounter system interruptions or failures, we could be exposed to liability and our reputation and business could suffer.

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

Most of our systems are located at, and most of our customer information is stored in, our facilities in New Castle, Delaware; Dulles, Virginia; and Fribourg, Switzerland. To the extent we are unable to partially or completely switch over to secondary or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for interruptions or potential losses arising from terrorism.

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

A failure in our NIA Services could have a negative impact on our reputation and our business could suffer.

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

We could become involved in claims, lawsuits or investigations that may result in adverse outcomes.

In addition to possible intellectual property litigation and infringement claims, we may become involved in other claims, lawsuits and investigations. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Additionally, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters.

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

We rely on third parties to provide products which are incorporated in our NIA Services.

The NIA Services incorporate and rely on third party hardware and software products, many of which have unique capabilities. If Verisign was unable to procure these third party products, the NIA Services may malfunction, not perform as well as they should perform, not perform as well as they have been performing or not perform as planned, and our business could suffer.

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

Various legislative proposals that would reform U.S. corporate tax laws have been proposed by the Obama administration as well as members of Congress. We are unable to predict whether these or other proposals will be implemented. We have not yet determined whether, or the extent to which, these proposals will ultimately impact Verisign.

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

Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum, .coop and .xxx gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 16 registries for the operation of 18 gTLDs. In addition, there are over 240 Latin script ccTLD registries and 36 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.

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

Additional competition to our business may arise from the introduction of new TLDs by ICANN. These include IDN TLDs and the upcoming introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. Other new domain extensions (including ones for which we could apply) could be available for application by the beginning of 2012 with new registration opportunities available by the end of 2012. We do not yet know the impact, if any, that these new domain extensions may have on our business. Applicants for such new TLDs may have greater financial, technical, marketing and other resources than we do. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD; however, it is uncertain whether ICANN and/or the DOC would approve the necessary changes to Verisign’s existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

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

We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, Security Services X-Force Threat Analysis Service, Secunia ApS, SecureWorks, Inc., McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc.’s Dynect Platform, NeuStar Ultra Services, OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc. and Afilias Limited.

Our inability to react to changes in our industry and successfully introduce new products and services could harm our business.

The Internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market share, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences and practices, or launch entirely new products and services in anticipation of, or in response to, market trends. We cannot assure you that we will be able to adapt to these challenges or anticipate or respond successfully or in a cost effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

Risks related to the sale of our Authentication Services business and the completion of our divestitures

Our suite of products and services is less diverse following the sale of our Authentication Services business.

Following the sale of the Authentication Services business, our Registry Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Registry Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, changes in customer preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, a failure of the .com Registry Agreement to renew on the same or similar terms when it expires in 2012 could have a material adverse effect on our business.

We face risks related to the terms of the sale of the Authentication Services business.

Under the agreement reached with Symantec for the sale of our Authentication Services business (the “Symantec Agreement”), we agreed to several terms that may pose risks to us, including the potential for confusion by the public with respect to Symantec’s right to use certain of our trademarks, brands and domain names, as well as the risk that current or potential investors in or customers of the Company may incorrectly attribute to the Company problems with Symantec products or services that currently use the VERISIGN brand pursuant to a license granted by the Company to Symantec. Any such confusion may have a negative impact on our reputation, our brand and the market for our products and services. In addition, we may determine that certain assets transferred to Symantec could have been useful in our Naming Services businesses or in other future endeavors, requiring us to forego future opportunities or design or purchase alternatives which could be costly and less effective than the transferred assets. Further, we may not be able to achieve the full strategic and financial benefits we expect from the sale of our Authentication Services business.

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

Under the agreements reached with the buyers of certain divested businesses, including the Authentication Services business, we remain liable for certain liabilities related to the divested businesses. In addition, we have entered into, and may in the future amend or extend, transition services agreements with buyers in connection with the divestiture of certain businesses, including the Authentication Services business. These transition services may be required for a longer period of time than anticipated by management. In addition, we have agreed to perform certain transition services for a fixed price or for fixed hourly rates, but our actual costs to provide such services may exceed the fees buyers are contractually obligated to pay us under the relevant transition services agreements. The scope and magnitude of the transition services we have agreed to provide in connection with the sale of the Authentication Services business are greater than those provided under our previous divestitures, and we may face challenges performing such transition services, including that the focus of employees and resources supporting the transition services may impact their ability to support our existing businesses.

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

As of June 30, 2011, we had one billion authorized common shares, of which 166.3 million shares were outstanding. In addition, of our authorized common shares, 21.1 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

The following table presents the share repurchase activity during the three months ended June 30, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
	(Shares in thousands)
April 1 – 30, 2011	—	$—	—	$1,166.3 million
May 1 – 31, 2011	2,786	35.90	2,786	1,066.3 million
June 1 – 30, 2011	—	—	—	1,066.3 million

	2,786		2,786

(1)	Represents shares repurchased under the 2010 Share Buyback Program.
(2)	Represents the remaining amount available for further share repurchases under the 2010 Share Buyback Program.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description

10.01	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into as of June 27, 2011 (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2011).

10.02	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated May 26, 2011. +

10.03	Form of Amended and Restated Change-in-Control and Retention Agreement. +

10.04	Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +

10.05	Separation & General Release of Claims Agreement between VeriSign, Inc. and Kevin Werner, effective as of May 3, 2011. +

10.06	Separation & General Release of Claims Agreement between VeriSign, Inc. and Christine Brennan, effective as of July 13, 2011. +

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

+	Indicates a management contract of compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: July 29, 2011	By:	/S/ MARK D. MCLAUGHLIN
Mark D. McLaughlin
Chief Executive Officer

Date: July 29, 2011	By:	/S/ BRIAN G. ROBINS
Brian G. Robins
Chief Financial Officer

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.02	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated May 26, 2011. +

10.03	Form of Amended and Restated Change-in-Control and Retention Agreement. +

10.04	Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +

10.05	Separation & General Release of Claims Agreement between VeriSign, Inc. and Kevin Werner, effective as of May 3, 2011. +

10.06	Separation & General Release of Claims Agreement between VeriSign, Inc. and Christine Brennan, effective as of July 13, 2011. +

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

+	Indicates a management contract of compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
**	Furnished herewith.