Form 10-Q
period 2011-09-30
VERISIGN INC/CA
filed 2011-10-28
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 21, 2011
Common stock, $.001 par value	159,066,793

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,202,788	$1,559,628
Marketable securities	32,136	501,238
Accounts receivable, net	14,831	14,874
Deferred tax assets and other current assets	113,935	102,217

Total current assets	1,363,690	2,177,957

Property and equipment, net	205,304	190,319
Goodwill and other intangible assets, net	54,172	55,146
Other assets	34,543	20,584

Total long-term assets	294,019	266,049

Total assets	$1,657,709	$2,444,006

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$137,307	$195,235
Deferred revenues	501,924	457,478

Total current liabilities	639,231	652,713

Long-term deferred revenues	221,019	205,560
Convertible debentures, including contingent interest derivative	586,566	581,626
Long-term deferred tax liabilities	336,880	309,696
Other long-term liabilities	40,751	17,981

Total long-term liabilities	1,185,216	1,114,863

Total liabilities	1,824,447	1,767,576

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 316,351 at September 30, 2011 and 313,313 at December 31, 2010; Outstanding shares: 159,032 at September 30, 2011 and 172,736 at December 31, 2010	316	313
Additional paid-in capital	20,110,522	21,040,919
Accumulated deficit	(20,274,391)	(20,363,468)
Accumulated other comprehensive loss	(3,185)	(1,334)

Total stockholders’ (deficit) equity	(166,738)	676,430

Total liabilities and stockholders’ (deficit) equity	$1,657,709	$2,444,006

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$196,965	$172,286	$568,332	$501,749

Costs and expenses:
Cost of revenues	41,694	39,751	123,230	118,411
Sales and marketing	25,090	18,412	69,660	62,861
Research and development	13,488	14,468	40,156	40,483
General and administrative	24,775	33,514	86,610	101,155
Restructuring charges	2,971	6,269	12,160	14,042

Total costs and expenses	108,018	112,414	331,816	336,952

Operating income	88,947	59,872	236,516	164,797
Interest expense	(11,797)	(12,140)	(135,473)	(36,104)
Non-operating income, net	3,591	4,640	15,218	13,318

Income from continuing operations before income taxes	80,741	52,372	116,261	142,011
Income tax expense	(22,126)	(7,267)	(23,034)	(40,312)

Income from continuing operations, net of tax	58,615	45,105	93,227	101,699
Income (loss) from discontinued operations, net of tax	301	740,440	(4,150)	772,660

Net income	58,916	785,545	89,077	874,359
Less: Net income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(642)	—	(2,887)

Net income attributable to Verisign stockholders	$58,916	$784,903	$89,077	$871,472

Basic income (loss) per share attributable to Verisign stockholders from:
Continuing operations	$0.36	$0.26	$0.56	$0.57
Discontinued operations	—	4.26	(0.03)	4.29

Net income	$0.36	$4.52	$0.53	$4.86

Diluted income (loss) per share attributable to Verisign stockholders from:
Continuing operations	$0.36	$0.26	$0.55	$0.56
Discontinued operations	—	4.22	(0.02)	4.26

Net income	$0.36	$4.48	$0.53	$4.82

Shares used to compute net income per share attributable to Verisign stockholders:
Basic	163,046	173,572	167,492	179,240

Diluted	163,902	175,034	169,176	180,634

Amounts attributable to Verisign stockholders:
Income from continuing operations, net of tax	$58,615	$45,105	$93,227	$101,699
Income (loss) from discontinued operations, net of tax	301	739,798	(4,150)	769,773

Net income attributable to Verisign stockholders	$58,916	$784,903	$89,077	$871,472

See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$89,077	$874,359
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of discontinued operations, net of tax	—	(735,491)
Depreciation of property and equipment and amortization of other intangible assets	41,455	53,379
Stock-based compensation	36,107	42,201
Excess tax benefit associated with stock-based compensation	(1,851)	(167,194)
Other, net	6,804	8,435
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(38)	11,154
Deferred tax assets and other assets	(12,434)	2,074
Accounts payable and accrued liabilities	(7,338)	8,607
Deferred revenues	59,905	70,955

Net cash provided by operating activities	211,687	168,479

Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities and investments	543,503	239,680
Proceeds received from divestiture of businesses, net of cash contributed	—	1,165,030
Purchases of marketable securities and investments	(75,705)	(714,592)
Purchases of property and equipment	(63,444)	(68,646)
Other investing activities	(1,179)	(4,688)

Net cash provided by investing activities	403,175	616,784

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	41,510	56,442
Repurchases of common stock	(548,803)	(434,234)
Payment of dividends to stockholders	(463,498)	—
Excess tax benefit associated with stock-based compensation	1,851	167,194
Other financing activities	(1,117)	(736)

Net cash used in financing activities	(970,057)	(211,334)

Effect of exchange rate changes on cash and cash equivalents	(1,645)	9,100

Net (decrease) increase in cash and cash equivalents	(356,840)	583,029
Cash and cash equivalents at beginning of period	1,559,628	1,477,166

Cash and cash equivalents at end of period	$1,202,788	$2,060,195

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$140,047	$39,628

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

Note 2. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	September 30,	December 31,
	2011	2010
	(In thousands)
Cash	$108,225	$106,270
Money market funds	596,804	648,054
Time deposits	501,731	803,797
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,136	359,160
Corporate debt securities	—	141,338
Debt securities issued by foreign governments	—	5,040

Total	$1,238,896	$2,063,659

Included in Cash and cash equivalents	$1,202,788	$1,559,628
Included in Marketable securities	$32,136	$501,238
Included in Other assets (Restricted cash)	$3,972	$2,793

As of September 30, 2011, the Company held marketable securities with maturities between one and three years that consisted of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The fair value of the marketable securities as of September 30, 2011 was $32.1 million including gross and net unrealized gains of $0.3 million which were recorded in other comprehensive income.

The Company recognized pre-tax net gains of $1.9 million and $4.2 million, respectively, during the three and nine months ended September 30, 2011 related to the sale of marketable securities. The Company sold $543.5 million of marketable securities during the nine months ended September 30, 2011, primarily to fund a special dividend paid in May 2011 (the “May 2011 Dividend”) and repurchases of common stock during the three months ended September 30, 2011 discussed further in Note 6. Net gains or losses recognized during the three and nine months ended September 30, 2010 related to sales of marketable securities were not material.

Note 3. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Observable Inputs	Observable Inputs	Observable Inputs	Observable Inputs
	Total Fair Value	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
As of September 30, 2011:
Assets:
Investments in money market funds	$596,804	$596,804	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,136	—	32,136	—
Foreign currency forward contracts (1)	729	—	729	—

Total	$629,669	$596,804	$32,865	$—

Liabilities:
Contingent interest derivative on Convertible Debentures	$10,000	$—	$—	$10,000
Foreign currency forward contracts (2)	108	—	108	—

Total	$10,108	$—	$108	$10,000

As of December 31, 2010:
Assets:
Investments in money market funds	$648,054	$648,054	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	359,160	2,700	356,460	—
Corporate debt securities	141,338	—	141,338	—
Debt securities issued by foreign governments	5,040	—	5,040	—

Total	$1,153,592	$650,754	$502,838	$—

Liabilities:
Contingent interest derivative on Convertible Debentures	$10,500	$—	$—	$10,500
Foreign currency forward contracts (2)	282	—	282	—

Total	$10,782	$—	$282	$10,500

(1)	Included in Deferred tax assets and other current assets
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

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on Convertible Debentures during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$10,250	$8,250	$10,500	$10,000
Unrealized (gain) loss on contingent interest derivative on Convertible Debentures	(250)	625	(500)	(1,125)

Ending balance	$10,000	$8,875	$10,000	$8,875

Other

The Company’s other financial instruments include accounts receivable, restricted cash, and accounts payable. As of September 30, 2011, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Convertible Debentures as of September 30, 2011, is $1.3 billion, and is based on quoted market prices.

Note 4. Other Balance Sheet Items

Deferred Tax Assets and Other Current Assets

Deferred tax assets and other current assets consist of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Deferred tax assets	$88,395	$69,807
Prepaid expenses	11,296	9,939
Non-trade receivables	10,968	14,158
Receivables from buyers	427	8,198
Other	2,849	115

Total deferred tax assets and other current assets	$113,935	$102,217

The Company recognized additional deferred tax assets due to net operating losses incurred on a tax basis during the nine months ended September 30, 2011. Non-trade receivables primarily consist of income tax receivables and value added tax receivables. As of December 31, 2010, Receivables from buyers primarily represents amounts due from Symantec for services performed on its behalf under transition services agreements. During the nine months ended September 30, 2011, the Company received substantially the entire amount included in Receivables from buyers as of December 31, 2010.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Accounts payable	$16,954	$16,727
Accrued employee compensation	34,863	52,628
Customer deposits, net	18,353	18,681
Payables to buyers	218	11,337
Taxes payable, deferred and other tax liabilities	28,595	38,168
Accrued restructuring costs	4,096	17,460
Other accrued liabilities	34,228	40,234

Total accounts payable and accrued liabilities	$137,307	$195,235

Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued bonus as of December 31, 2010, included in Accrued employee compensation, was paid during the nine months ended September 30, 2011. As of December 31, 2010, Payables to buyers primarily consists of amounts due to Symantec for certain post-closing purchase price adjustments related to the sale of the Authentication Services business and accrued bonus for employees associated with the Authentication Services business, substantially the entire amount of which was paid during the nine months ended September 30, 2011. Taxes payable, deferred and other tax liabilities as of September 30, 2011 reflects a decrease in current taxes payable from December 31, 2010 as the result of lower income tax expense during the nine months ended September 30, 2011. As of September 30, 2011, Accrued restructuring costs primarily represents restructuring costs related to the sale of the Authentication Services business. Other accrued liabilities include miscellaneous vendor payables and interest on the Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15.

Note 5. Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of its corporate functions from California to Virginia, the Company initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”).

Under the 2010 Restructuring Plan, the Company has incurred pre-tax cash severance charges, stock-based compensation expenses upon acceleration of stock-based awards, and excess facility exit costs of $22.2 million, $16.2 million, and $4.4 million, respectively, through September 30, 2011, inclusive of amounts reported in discontinued operations. The Company expects to complete the 2010 Restructuring Plan in the fourth quarter of 2011, during which the Company expects to incur $6.2 million primarily for excess facility exit costs.

The following table presents the nature of the restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Workforce reduction	$253	$15,295	$8,123	$28,846
Excess facilities	2,718	374	4,037	482

Total consolidated restructuring charges	$2,971	$15,669	$12,160	$29,328

Amounts classified as continuing operations	$2,971	$6,269	$12,160	$14,042

Amounts classified as discontinued operations	$—	$9,400	$—	$15,286

The following table presents a rollforward of the accrued restructuring costs:

	Accrued Restructuring Costs at December 31, 2010	Costs Incurred	Costs Paid or Settled	Stock-Based Compensation	Accrued Restructuring Costs at September 30, 2011

	(In thousands)
Workforce reduction	$15,120	$8,123	$(14,203)	$(5,701)	$3,339
Excess facilities	3,098	4,037	(3,229)	—	3,906

Total accrued restructuring costs	$18,218	$12,160	$(17,432)	$(5,701)	$7,245

Current portion of accrued restructuring costs					$4,096

Long-term portion of accrued restructuring costs					$3,149

Amounts included in the tables above relate primarily to the 2010 Restructuring Plan.

Note 6. Stockholders’ (Deficit) Equity

Comprehensive Income

Comprehensive income consists of Net income adjusted for realized and unrealized gains on marketable securities classified as available-for-sale and foreign currency translation adjustments. The following table presents the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(In thousands)
Net income	$58,916	$785,545	$89,077	$874,359
Foreign currency translation adjustments	(78)	3,160	(2)	7,251
Realized foreign currency translation adjustments attributable to the sale of the Authentication Services business, included in net income	—	(29,357)	—	(29,357)
Change in unrealized gain on investments, net of tax	94	2,886	703	5,628
Realized gain on investments, net of tax, included in net income	(1,136)	(87)	(2,551)	(239)

Comprehensive income	57,796	762,147	87,227	857,642
Less: Comprehensive loss attributable to noncontrolling interest in subsidiary	—	(11,928)	—	(7,747)

Comprehensive income attributable to Verisign stockholders	$57,796	$774,075	$87,227	$865,389

Repurchase of Common Stock

On July 27, 2010, the Company’s Board of Directors (“Board”) authorized the repurchase of up to approximately $1.1 billion of common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase authorization of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. During the three and nine months ended September 30, 2011, the Company repurchased 7.9 million and 16.3 million shares of its common stock, respectively, at average stock prices of $29.69 and $32.76, respectively. The aggregate cost of the repurchases under the 2010 Share Buyback Program in the three and nine months ended September 30, 2011 was $235.0 million and $534.6 million, respectively. As of September 30, 2011, $831.3 million remained available for further repurchases under the 2010 Share Buyback Program.

During the three and nine months ended September 30, 2011, the Company placed 0.1 million and 0.4 million shares, respectively, at average stock prices of $30.39 and $33.87, respectively, for an aggregate cost of $3.1 million and $14.2 million, respectively, into treasury stock to cover tax withholdings upon vesting of Restricted Stock Units (“RSUs”).

Since inception the Company has repurchased 157.3 million shares of its common stock for an aggregate cost of $4.6 billion, which is recorded as a reduction of Additional paid-in capital.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Weighted-average number of common shares outstanding	163,046	173,572	167,492	179,240
Weighted-average potential shares of common stock outstanding:
Stock options	186	424	353	397
Unvested restricted stock units	667	962	756	889
Conversion spread related to Convertible Debentures	—	—	555	—
Employee stock purchase plan	3	76	20	108

Shares used to compute diluted net income per share attributable to Verisign stockholders	163,902	175,034	169,176	180,634

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Weighted-average stock options outstanding	645	2,969	395	3,654
Weighted-average exercise price	$33.68	$31.33	$35.85	$31.06
Weighted-average restricted stock units outstanding	92	33	42	70
Employee stock purchase plan	746	73	419	486

Note 8. Stock-based Compensation

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(In thousands)
Stock-based compensation:
Cost of revenues	$1,443	$987	$5,279	$3,256
Sales and marketing	1,305	360	4,856	2,964
Research and development	1,094	1,508	3,965	3,812
General and administrative	2,528	4,944	16,306	15,429
Restructuring charges	723	931	5,701	1,043

Stock-based compensation for continuing operations	7,093	8,730	36,107	26,504
Discontinued operations	—	8,161	—	15,697

Total stock-based compensation expense	$7,093	$16,891	$36,107	$42,201

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(In thousands)
Stock-based compensation:
Stock options	$628	$1,307	$3,122	$5,952
Employee stock purchase plan	941	1,960	2,919	7,687
Restricted stock units	5,448	4,943	26,804	20,375
RSUs/Stock options acceleration	723	9,123	5,701	9,693
Capitalization (Included in Property and equipment, net)	(647)	(442)	(2,439)	(1,506)

Total stock-based compensation expense	$7,093	$16,891	$36,107	$42,201

Note 9. Interest Expense

The following table presents the components of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Contractual interest	$10,156	$10,156	$30,469	$30,469
Amortization of debt discount on the Convertible Debentures	1,858	1,711	5,460	5,029
Contingent interest to holders of Convertible Debentures	—	—	100,020	—
Interest capitalized to Property and equipment, net	(242)	(119)	(552)	(586)
Other interest expense	25	392	76	1,192

Total interest expense	$11,797	$12,140	$135,473	$36,104

Interest expense in the nine months ended September 30, 2011 includes $100.0 million of interest paid to holders of the Convertible Debentures as a result of the May 2011 Dividend. The Indenture governing the Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures if the Board declares a dividend to its stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures.

Note 10. Non-operating Income, Net

The following table presents the components of Non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Interest and dividend income	$763	$1,908	$4,433	$5,047
Unrealized gain (loss) on contingent interest derivative on Convertible Debentures	250	(625)	500	1,125
Income from transition services agreements	1,255	3,020	6,988	6,898
Realized net gain (loss) on investments	1,892	352	4,246	(646)
Other, net	(569)	(15)	(949)	894

Total non-operating income, net	$3,591	$4,640	$15,218	$13,318

Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to ensure and facilitate the transfer of business operations.

Note 11. Discontinued Operations

The Company will continue to generate cash flows and will report income statement activity in continuing operations associated with providing transition related services to Symantec for the divested Authentication Services business for a remaining term of 22 months.

The following table presents the revenues and the components of discontinued operations attributable to Verisign stockholders:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues	$—	$43,335	$44	$248,740

Income (loss) from discontinued operations before income taxes	$283	$984,499	$(1,311)	$1,042,083
Income tax benefit (expense)	18	(244,059)	(2,839)	(269,423)

Income (loss) from discontinued operations	301	740,440	(4,150)	772,660
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(642)	—	(2,887)

Total income (loss) from discontinued operations, net of tax, attributable to Verisign stockholders	$301	$739,798	$(4,150)	$769,773

Loss from discontinued operations before income taxes for the nine months ended September 30, 2011 primarily represents the effects of certain retained litigation of the divested businesses. Income tax expense for discontinued operations for the nine months ended September 30, 2011 includes a $2.9 million charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business. Income from discontinued operations before income taxes for the three and nine months ended September 30, 2010 represents the results of operations of the Authentication Services business, and adjustments to gains and losses on divestitures completed in 2009, as a result of certain one-time employee termination costs and settlement of certain retained litigation of the divested businesses.

Note 12. Income Taxes

The following table presents the income tax expense from continuing operations and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Income tax expense from continuing operations	$22,126	$7,267	$23,034	$40,312
Effective tax rate	27%	14%	20%	28%

The effective tax rate for the three and nine months ended September 30, 2011 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock based compensation, the effect of non-US operations, and tax benefits from foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2011 was also impacted by a $39.7 million discrete tax benefit, which was recognized in the second quarter of 2011, related to the contingent interest paid to the holders of the Company’s Convertible Debentures (see Note 9). The effective tax rate for the three and nine months ended September 30, 2010 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock based compensation, the effect of non-US operations, tax benefits from foreign income taxed at lower rates, discrete tax benefits related to lapses of statutes of limitation, and a one-time discrete tax expense related to a change in tax status in a foreign jurisdiction.

The Company applies a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. Deferred tax assets offset by a valuation allowance relate primarily to investments with differing book and tax bases and net operating losses in certain foreign jurisdictions.

As of September 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $50.3 million and $28.8 million, respectively. During the three and nine months ended September 30, 2011, the Company recorded an increase in unrecognized tax benefits of $6.8 million and $21.5 million, respectively, related to current period activities. As of September 30, 2011 and December 31, 2010, $41.6 million and $24.9 million, respectively, of unrecognized tax benefits, including penalties and interest, would affect the Company’s effective tax rate if realized. The amount of the gross unrecognized tax benefits is expected to increase in the next 12 months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalties related to income tax liabilities recognized through Income tax expense during the three and nine months ended September 30, 2011 were not material. During the three and nine months ended September 30, 2010, the Company recognized a net benefit of $1.4 million and $1.1 million, respectively, for interest and penalties through Income tax expense.

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

Note 13. Commitments and Contingencies

Commitments

On September 15, 2010, the Company entered into a lease agreement for an office building in Reston, Virginia to be used as the Company’s corporate headquarters. The lease term is for 15 years and 5 months and commenced in July 2011. The lease contains a provision giving the Company the right of first refusal according to which, if the landlord desires to sell the property during the term of the lease, it must, subject to certain exceptions, first offer to sell the property to the Company. Pursuant to this right of first refusal, the Company entered into an agreement in the third quarter of 2011 to purchase the property from the landlord for $118.0 million. In connection with the purchase, the Company made an earnest money deposit of $11.8 million in August 2011 which is included in Other assets on the Condensed Consolidated Balance Sheet. The closing on the purchase of the property is subject to customary closing conditions and is currently scheduled to occur on November 15, 2011 at which time the existing lease will terminate and the balance of the purchase price will be due and payable.

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

On July 13, 2011, the parties reached an agreement in principle to settle this matter and the defendants, including Verisign, previously reached an agreement in principle to resolve the indemnity claims noted above. The parties have entered into fully documented settlement agreements. Under the agreement to resolve the Herbert case, class members will be able to claim a full refund for premium text message charges incurred entering the Lucky Case Game. Verisign will pay sixty percent of the settlement costs but will receive an approximately $0.5 million contribution towards those costs from a co-defendant as part of the indemnity claim settlement. The Company has accrued for the expected settlement costs, which were not material to its financial condition or results of operations. See Note 11, “Discontinued Operations,” of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. This estimate of the expected settlement costs, by its nature, is based on judgment and currently available information and involves a variety of factors, including, but not limited to, the type and nature of the lawsuit, the progress of the lawsuit, and the Company’s experience in similar matters. Given the inherent uncertainties involved in litigation, the Company cannot assure you that the ultimate resolution of this matter will not exceed the amount accrued for the settlement costs. The final settlement agreement in Herbert is terminable upon certain contingencies, including the number of class members who opt out of the settlement and the cost of notice to the class.

The court granted preliminary approval of the Herbert settlement on September 19, 2011 and scheduled a hearing for final approval on December 19, 2011. Although the parties do not anticipate that the court would reject or would require material changes to the settlement terms, these outcomes are possible.

Indemnifications

In connection with the sale of the Authentication Services business to Symantec in August 2010, the Company has agreed to indemnify Symantec for certain potential legal claims arising from the operation of the Authentication Services business for a period of sixty months after the closing of the sale transaction. The Company’s indemnification obligations in this regard are triggered only when indemnifiable claims exceed in the aggregate $4 million. Thereafter, the Company is obligated to indemnify Symantec for 50% of all indemnifiable claims. The Company’s maximum indemnification obligation with respect to these claims is capped at $125 million.

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

Our business consists of one reportable segment, namely Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. As of September 30, 2011, we had approximately 111.9 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service Protection Services. Revenues from NIA Services are not significant in relation to our consolidated revenue.

Business Highlights and Trends—Three and nine months ended September 30, 2011

•

We recorded revenues of $197.0 million and $568.3 million during the three and nine months ended September 30, 2011, respectively. This represents an increase of 14% and 13% in the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase was primarily due to an 8% year-over-year increase in active domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010.

•

We recorded operating income of $88.9 million and $236.5 million during the three and nine months ended September 30, 2011, respectively, an increase of 49% and 44%, respectively, as compared to the same periods last year. The increase was primarily due to an increase in our revenues as well as a reduction in general and administrative expenses.

•

We repurchased 7.9 million and 16.3 million shares, respectively, of our common stock under the 2010 Share Buyback Program for an aggregate cost of $235.0 million and $534.6 million, respectively, during the three and nine months ended September 30, 2011.

•

We generated cash flows from operating activities of $211.7 million during the nine months ended September 30, 2011, an increase of 26% as compared to the same period last year. The increase was primarily due to a decrease in cash payments to suppliers and employees as well as greater income taxes payable in 2010 as a result of the gain resulting from sale of the Authentication Services business, before consideration of carried forward excess tax benefits from exercises of stock options and other employee stock purchases. This increase was partially offset by the contingent interest payment related to the Convertible Debentures and elimination of cash flows from the divested Authentication Services business.

•

During the second quarter, we renewed our agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”) to serve as the authoritative registry operator for the .net registry for another six years, effective July 1, 2011.

Results of Operations

The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues	21	23	22	24
Sales and marketing	13	11	12	13
Research and development	7	8	7	8
General and administrative	13	19	15	20
Restructuring charges	2	4	2	3

Total costs and expenses	56	65	58	68

Operating income	44	35	42	32
Interest expense	(6)	(7)	(24)	(7)
Non-operating income, net	2	3	3	3

Income from continuing operations before income taxes	40	31	21	28

Income tax expense	(11)	(4)	(4)	(8)
Income from continuing operations, net of tax	29	27	17	20
Income (loss) from discontinued operations, net of tax	1	429	(1)	155

Net income	30	456	16	175
Less: Net income from discontinued operations attributable to noncontrolling interest in subsidiary	—	—	—	(1)

Net income attributable to Verisign stockholders	30%	456%	16%	174%

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

A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)
Revenues	$196,965	14%	$172,286	$568,332	13%	$501,749

The following table compares domain names ending in .com and .net managed by our Registry Services business:

	September 30,	%	September 30,
	2011	Change	2010
Active domain names ending in .com and .net	111.9 million	8%	103.5 million

Our revenues increased by $24.7 million and $66.6 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods last year, primarily due to an 8% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 as per our agreements with ICANN.

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

The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)
U.S.	$120,319	14%	$105,654	$347,502	12%	$309,224
APAC	29,402	11%	26,501	86,173	13%	76,360
EMEA	28,455	21%	23,420	80,139	18%	68,147
Other	18,789	12%	16,711	54,518	14%	48,018

Total revenues	$196,965		$172,286	$568,332		$501,749

Revenues are generally attributed to the country of domicile and the respective regions in which our customers are located.

Revenues from each of the respective regions increased during the three and nine months ended September 30, 2011, as compared to the same period last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and domain name promotional programs.

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

A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)
Cost of revenues	$41,694	5%	$39,751	$123,230	4%	$118,411

Cost of revenues increased during the three months ended September 30, 2011, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses. Salary and employee benefits expenses increased by $2.2 million, primarily due to an increase in average headcount to support Registry Services.

Cost of revenues increased during the nine months ended September 30, 2011, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses, depreciation expenses, and telecommunication expenses, partially offset by a decrease in allocated overhead expenses. Salary and employee benefits expenses increased by $5.8 million, primarily due to an increase in average headcount to support Registry Services, and an increase in stock-based compensation expenses due to additional vested RSUs granted during the nine months ended September 30, 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Depreciation expenses increased by $2.8 million, primarily due to an increase in capitalized hardware and software purchased to support investments in infrastructure projects. Telecommunication expenses increased by $2.2 million, primarily due to additional circuits required to support the increase in our network infrastructure. Allocated overhead expenses decreased by $5.7 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function as a result of the divestiture of the Authentication Services business.

We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2011 as compared to the nine months ended September 30, 2011.

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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)
Sales and marketing	$25,090	36%	$18,412	$69,660	11%	$62,861

Sales and marketing expenses increased during the three months ended September 30, 2011, as compared to the same period last year, primarily due to increases in advertising and consulting expenses and salary and employee benefits expenses. Advertising and consulting expenses increased by $3.4 million, primarily due to increases in product marketing initiatives promoting Registry Services. Salary and employee benefits expenses increased by $3.2 million, primarily due to an increase in average headcount of our sales force.

Sales and marketing expenses increased during the nine months ended September 30, 2011 as compared to the same period last year primarily due to increases in salary and employee benefits expenses and advertising and consulting expenses, partially offset by a decrease in allocated overhead expenses. Salary and employee benefits expenses increased by $7.0 million, primarily due to an increase in average headcount of our sales force and an increase in stock-based compensation expenses due to additional vested RSUs granted during the nine months ended September 30, 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Advertising and consulting expenses increased by $1.9 million, primarily due to increases in product marketing initiatives promoting Registry Services. Allocated overhead expenses decreased by $3.8 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function as a result of the divestiture of the Authentication Services business.

We expect sales and marketing expenses as a percentage of revenues to remain consistent during the remainder of 2011 as compared to the nine months ended September 30, 2011.

Research and development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and employee benefits expenses, consulting fees, the cost of facilities, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.

A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)
Research and development	$13,488	(7%)	$14,468	$40,156	(1%)	$40,483

Research and development expenses decreased during the three months ended September 30, 2011, as compared to the same period last year, primarily due to a $0.8 million decrease in allocated overhead expenses, resulting from a decrease in allocable indirect costs.

Research and development expenses decreased during the nine months ended September 30, 2011, as compared to the same period last year, primarily due to a decrease in allocated overhead expenses, partially offset by an increase in salary and employee benefits expenses. Allocated overhead expenses decreased by $3.0 million, primarily due to a decrease in allocable indirect costs. Salary and employee benefits expenses increased by $2.8 million, primarily due to an increase in average headcount to support the development of our DNS infrastructure and new services and an increase in stock-based compensation expenses due to additional vested RSUs granted during the nine months ended September 30, 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends.

We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2011 as compared to the nine months ended September 30, 2011.

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

A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)
General and administrative	$24,775	(26%)	$33,514	$86,610	(14%)	$101,155

General and administrative expenses decreased during the three months ended September 30, 2011, as compared to the same period last year primarily due to decreases in salary and employee benefits expenses and contractor and professional services, partially offset by a decrease in corporate overhead expenses allocated to other cost types and an increase in legal expenses. Salary and employee benefits expenses decreased by $8.8 million, primarily as a result of reduced corporate support functions needed subsequent to the divestiture of the Authentication Services business as well as reductions in stock-based compensation and bonus expense due to the departures of the former Chief Executive Officer and Chief Financial Officer. Contractor and professional services expenses decreased by $1.3 million, primarily due to costs in 2010 to support the divestiture of the Authentication Services business. Corporate overhead expenses allocated to other cost types decreased by $1.9 million, primarily due to a decrease in allocable indirect costs. Legal expenses increased by $1.2 million, primarily due to insurance reimbursements in 2010 related to a certain legal matter.

General and administrative expenses decreased during the nine months ended September 30, 2011, as compared to the same period last year, primarily due to decreases in salary and employee benefits expenses, occupancy expenses, miscellaneous expenses, depreciation expenses, telecommunication expenses, and contractor and professional services expenses, partially offset by a decrease in corporate overhead expenses allocated to other cost types and an increase in legal expenses. Salary and employee benefits expenses decreased by $11.1 million, primarily as a result of reduced corporate support functions needed subsequent to the divestiture of the Authentication Services business as well as reductions in stock-based compensation and bonus expense due to the departures of the former Chief Executive Officer and Chief Financial Officer. The decrease in salary and employee benefits expenses was partially offset by an increase in stock-based compensation expenses due to additional vested RSUs granted during the nine months ended September 30, 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Occupancy expenses decreased by $5.7 million, primarily due to lower rent expenses as the lease for certain office buildings expired in 2010. Miscellaneous expenses decreased by $4.7 million, primarily due to the release of $5.9 million of liabilities, which is non-recurring in nature, related to non-income tax expenses as a result of the lapse of the statutes of limitations. Depreciation expenses decreased by $2.9 million, primarily due to ceasing further depreciation on corporate assets held for sale in May 2010, the expenses of which were classified in continuing operations until the third quarter of 2010. Telecommunication expenses decreased by $1.6 million, primarily due to lower shared costs included in continuing operations as a result of divestitures. Contractor and professional services expenses decreased by $1.5 million, primarily due to costs in 2010 to support the divestiture of the Authentication Services business. Corporate overhead expenses allocated to other cost types decreased by $12.5 million, primarily due to a decrease in allocable indirect costs and proportionately higher headcount in the general and administrative function as a result of the divestiture of the Authentication Services business. Legal expenses increased by $1.8 million, primarily due to additional legal fees in 2011 and insurance reimbursements in 2010 related to a certain legal matter.

We expect general and administrative expenses as a percentage of revenue to decrease during the remainder of 2011 as compared to the nine months ended September 30, 2011, as we continue to realize post-divestiture cost reductions in our general and administrative function.

Restructuring charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of our corporate functions from California to Virginia, we initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”).

Under the 2010 Restructuring Plan, we have incurred pre-tax cash severance charges, stock-based compensation expenses upon acceleration of stock-based awards, and excess facility exit costs of $22.2 million, $16.2 million, and $4.4 million, respectively, through September 30, 2011, inclusive of amounts reported in discontinued operations. We expect to complete the 2010 Restructuring Plan in the fourth quarter of 2011, during which we expect to incur $6.2 million primarily for excess facility exit costs.

The following table presents the nature of the restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Workforce reduction	$253	$15,295	$8,123	$28,846
Excess facilities	2,718	374	4,037	482

Total consolidated restructuring charges	$2,971	$15,669	$12,160	$29,328

Amounts classified as continuing operations	$2,971	$6,269	$12,160	$14,042

Amounts classified as discontinued operations	$—	$9,400	$—	$15,286

Amounts included in the table above relate primarily to the 2010 Restructuring Plan.

Interest expense

The following table presents the components of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Contractual interest	$10,156	$10,156	$30,469	$30,469
Amortization of debt discount on the Convertible Debentures	1,858	1,711	5,460	5,029
Contingent interest to holders of Convertible Debentures	—	—	100,020	—
Interest capitalized to Property and equipment, net	(242)	(119)	(552)	(586)
Other interest expense	25	392	76	1,192

Total interest expense	$11,797	$12,140	$135,473	$36,104

Interest expense in the nine months ended September 30, 2011 includes $100.0 million payment of contingent interest to holders of our Convertible Debentures. The Indenture governing our Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures if the Board declares a dividend to our stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures.

Non-operating income, net

Non-operating income, net, consists primarily of interest earned on our cash, cash equivalents, and marketable securities, realized net gains or losses on the sale and impairment of investments, realized and unrealized gains and losses on the contingent interest derivative on the Convertible Debentures, income from transition services agreements, and the net effect of foreign currency gains and losses.

A comparison of non-operating income, net, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Interest and dividend income	$763	$1,908	$4,433	$5,047
Unrealized gain (loss) on contingent interest derivative on Convertible Debentures	250	(625)	500	1,125
Income from transition services agreements	1,255	3,020	6,988	6,898
Realized net gain (loss) on investments	1,892	352	4,246	(646)
Other, net	(569)	(15)	(949)	894

Total non-operating income, net	$3,591	$4,640	$15,218	$13,318

Non-operating income, net, decreased during the three months ended September 30, 2011, as compared to the same period last year, primarily due to decreases in interest and dividend income as a result of lower invested balances in 2011 and lower income from transition services agreements in 2011 to support the sale of the Authentication Services business, partially offset by net gains of $1.9 million recognized on the sale of marketable securities in 2011.

Non-operating income, net, increased during the nine months ended September 30, 2011, as compared to the same period last year, primarily due to net gains of $4.2 million recognized on the sale of marketable securities in 2011, partially offset by a $1.1 million increase in foreign exchange losses.

Income tax expense

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Income tax expense from continuing operations	$22,126	$7,267	$23,034	$40,312
Effective tax rate	27%	14%	20%	28%

The effective tax rate for the three and nine months ended September 30, 2011 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock based compensation, the effect of non-US operations, and tax benefits from foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2011 was also impacted by a $39.7 million discrete tax benefit, which was recognized in the second quarter of 2011, related to the contingent interest paid to the holders of the Company’s Convertible Debentures. The effective tax rate for the three and nine months ended September 30, 2010 differs from the statutory federal rate of 35% due to state taxes, non-deductible stock based compensation, the effect of non-US operations, tax benefits from foreign income taxed at lower rates, discrete tax benefits related to lapses of statutes of limitation, and a one-time discrete tax expense related to a change in tax status in a foreign jurisdiction.

Income (loss) from discontinued operations, net of tax

We will continue to generate cash flows and will report income statement activity in continuing operations associated with providing transition related services to Symantec for the divested Authentication Services business for a remaining term of 22 months.

The following table presents the revenues and the components of discontinued operations attributable to Verisign stockholders:

	$1,000,000	$1,000,000	$1,000,000	$1,000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues	$—	$43,335	$44	$248,740

Income (loss) from discontinued operations before income taxes	$283	$984,499	$(1,311)	$1,042,083
Income tax benefit (expense)	18	(244,059)	(2,839)	(269,423)

Income (loss) from discontinued operations	301	740,440	(4,150)	772,660
Less: Income from discontinued operations, net of tax, in attributable to noncontrolling interest in subsidiary	—	(642)	—	(2,887)

Total income (loss) from discontinued operations, net of tax, attributable to Verisign stockholders	$301	$739,798	$(4,150)	$769,773

Loss from discontinued operations before income taxes for the nine months ended September 30, 2011 primarily represents the effects of certain retained litigation of the divested businesses. Income tax expense for discontinued operations for the nine months ended September 30, 2011 includes a $2.9 million charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business. Income from discontinued operations before income taxes for the three and nine months ended September 30, 2010 represents the results of operations of the Authentication Services business, and adjustments to gains and losses on divestitures completed in 2009, as a result of certain one-time employee termination costs and settlement of certain retained litigation of the divested businesses.

Liquidity and Capital Resources

In summary, our cash flows for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$211,687	$168,479
Net cash provided by investing activities	403,175	616,784
Net cash used in financing activities	(970,057)	(211,334)
Effect of exchange rate changes on cash and cash equivalents	(1,645)	9,100

Net (decrease) increase in cash and cash equivalents	$(356,840)	$583,029

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures and other general operating expenses, including payments related to taxes and facilities.

Net cash provided by operating activities increased primarily due to lower income taxes payable before consideration of excess tax benefits from exercises of stock options and other employee stock purchases and a decrease in cash payments to suppliers and employees, primarily resulting from the divestiture of the Authentication Services business. The increase was offset by the payment of $100.0 million of contingent interest to holders of our Convertible Debentures and a decrease in cash received from customers resulting from a decrease in consolidated revenues due to the divestiture of the Authentication Services business in 2010.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to the divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment. Purchases of property and equipment in the nine months ended September 30, 2011 includes the $11.8 million deposit made related to the purchase of a property in Reston, Virginia to be used as our new corporate headquarters.

The decrease in cash provided by investing activities in the nine months ended September 30, 2011 from the same period in the prior year was primarily due to proceeds received from the divestiture of businesses in the nine months ended September 30, 2010, partially offset by increased sales and maturities of marketable securities and investments in 2011 as well as decreases in purchases of marketable securities.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to dividends, share repurchases and stock option exercise activities.

Net cash used in financing activities increased primarily due to payment of $463.5 million for the special cash dividend in May 2011, an increase in share repurchases, and a decrease in realized excess tax benefits from exercises of stock options and the employee stock purchase plan.

Other Liquidity and Capital Resources Information

	September 30,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$1,202,788	$1,559,628
Marketable securities	32,136	501,238

Total	$1,234,924	$2,060,866

As of September 30, 2011, our principal source of liquidity was $1.2 billion of cash and cash equivalents and $32.1 million of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of time deposits and amounts deposited in money market funds. As of September 30, 2011, all marketable securities were invested in fixed income securities with maturities between one and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

As of September 30, 2011, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.1 billion. Our intent is to permanently reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. Currently, we do not anticipate that we will need funds that were generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

During the third quarter of 2011, we reached an agreement to purchase a property in Reston, Virginia that will be used as our corporate headquarters. The purchase price of the property is $118.0 million of which $11.8 million was paid as a deposit during the third quarter. We expect the purchase to close on November 15, 2011 at which time we will pay the remaining $106.2 million of the purchase price. In consideration of our commitment to purchase the Reston property, we are evaluating several possibilities to supplement current cash balances held in the U.S. We intend to repatriate a portion of the funds held by foreign subsidiaries that has been previously taxed in the U.S. We are also exploring debt financing to fund the purchase of the Reston property. We can provide no assurance that we will be able to repatriate funds from our foreign subsidiaries or to secure debt financing on terms that are favorable to us, if at all. We believe existing cash, cash equivalents and marketable securities, together with funds generated from operations should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months. We regularly assess our cash management approach and activities in view of our current and potential future needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the decrease in the amount of marketable securities held as of September 30, 2011, there have been no significant changes in our market risk exposures since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the control may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under “Legal Proceedings” in Note 13, “Commitments and Contingencies,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	current global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and customer renewals in our Naming Services businesses;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•	our success in direct marketing and promotional campaigns;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by distributors to offer competing products or modify or cease their marketing practices;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services or services provided by third-party registrars or their resellers;

•	potential attacks by nefarious actors, which could threaten the perceived reliability of our products and services;

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

•

the uncertainties, costs and risks as a result of the sale of our Authentication Services business, including costs related to our transition services agreements and any retained liability related to existing and future claims or retained litigation.

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

Our operating results may continue to be adversely affected as a result of unfavorable market, economic, social and political conditions.

An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the recent hostilities in the Middle East, natural disasters, the eurozone crisis and the U.S. debt ceiling crisis. The economic, social and political environment has or may negatively impact, among other things:

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

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other Internet Protocol (“IP”) networks, and the extent to which domain names are used for e-commerce and communications;

•	changes in customer behavior, Internet platforms, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our customers, of new products and services, including our NIA Services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events and armed conflict;

•	seasonal fluctuations in business activity;

•	our ability to implement remedial actions in response to any attacks by nefarious actors; and

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions.

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

Substantially all of our revenue is derived from our Registry Services business.

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

As of September 30, 2011, we had 120, or 12% of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

As of September 30, 2011, we had $1.2 billion in cash, cash equivalents, marketable securities and restricted cash, of which $32.1 million was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the eurozone crisis and the U.S. debt ceiling crisis, which have affected various sectors of the financial markets and led to global credit and liquidity issues. Over the past several years, the volatility and disruption in the global credit market reached unprecedented levels. If the global credit market deteriorates further, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

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

Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling, counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.

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

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls over financial reporting.

As a public company, we are subject to the rules and regulations of the SEC, including those that require us to report on and receive an attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Despite our efforts, if we were to fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, our financial position could be harmed and current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our stock price, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks by hackers or nefarious actors;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control; and

•	any failure to implement effective and timely remedial actions in response to any damage or interruption.

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

A failure in the operation of our top-level domain name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. In the event that a registrar has not implemented back up services recommended by us in conformance with industry best practices, a failure in the operation of our Shared Registration System could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could also result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.

In addition, a failure in our NIA Services could have a negative impact on our reputation and our business could suffer.

We experienced security breaches in the corporate network in 2010 which were not sufficiently reported to Management.

In 2010, the Company faced several successful attacks against its corporate network in which access was gained to information on a small portion of our computers and servers. We have investigated and do not believe these attacks breached the servers that support our Domain Name System (“DNS”) network. Information stored on the compromised corporate systems was exfiltrated. The Company’s information security group was aware of the attacks shortly after the time of their occurrence and the group implemented remedial measures designed to mitigate the attacks and to detect and thwart similar additional attacks. However, given the nature of such attacks, we cannot assure that our remedial actions will be sufficient to thwart future attacks or prevent the future loss of information. In addition, although the Company is unaware of any situation in which possibly exfiltrated information has been used, we are unable to assure that such information was not or could not be used in the future.

The occurrences of the attacks were not sufficiently reported to the Company’s management at the time they occurred for the purpose of assessing any disclosure requirements. Management was informed of the incident in September 2011 and, following the review, the Company’s management concluded that our disclosure controls and procedures are effective. However, the Company has implemented reporting line and escalation organization changes, procedures and processes to strengthen the Company’s disclosure controls and procedures in this area. See Item 4 “Controls and Procedures” in Part I of this report.

If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.

        We retain certain customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company as an operator of critical infrastructure is frequently targeted and experiences a high rate of attacks. These include the most sophisticated form of attacks, such as APT (advanced persistent threats) attacks and zero-hour threats, which means that the threat is not compiled until the moment it is launched, making these attacks virtually impossible to anticipate and defend against. The Shared Registration System, the domain name root zone servers and top-level domain name zone servers that we operate are critical hardware and software to our Registry Services operations. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services. For example, in 2010 our corporate network was breached. See “Risk Factor – We experienced security breaches in the corporate network in 2010 which were not sufficiently reported to Management.”

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

Our Registry Services and NIA Services businesses are developing services in emerging markets, including services that involve naming and directory services other than registry and related infrastructure services. These emerging markets are rapidly evolving, may never gain wide acceptance and may not grow. Even if these markets grow, our services may not be widely accepted. Accordingly, the demand for our services in these markets is very uncertain. The factors that may affect market acceptance of our services in these markets include the following:

•	market acceptance of products and services based upon technologies other than those we use;

•	public perception of the security of our technologies and of IP and other networks;

•	the introduction and consumer acceptance of new generations of mobile devices;

•	the ability of the Internet infrastructure to accommodate increased levels of usage; and

•	government regulations affecting Internet access and availability, e-commerce and telecommunications over the Internet.

If the market for e-commerce and communications over IP and other networks does not grow or these services are not widely accepted in the market, our business could be materially harmed.

We depend on key employees to manage our business effectively and may not be successful in attracting and retaining such employees.

We depend on the performance of our senior management team and other key employees. Our success also depends on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing employees, both in the U.S. and abroad.

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

We have experienced changes in our senior management team, and we may face difficulty in attracting and retaining full-time, qualified leaders.

During the third quarter of 2011, our Board appointed D. James Bidzos, our Executive Chairman, as President and Chief Executive Officer, and John Calys, our Vice President, Controller, as Interim Chief Financial Officer, following the resignations of our President and Chief Executive Officer and our Chief Financial Officer, respectively. The search for a regular full-time replacement to fill the chief financial officer position may be a distraction to our senior management, business partners and customers, and, although we believe we have taken appropriate measures to address the impact of these departures, there is a risk that such changes may impair our ability to meet our business objectives. During the period of transition following the appointment of a permanent chief financial officer, there may be operational inefficiencies as the chief financial officer becomes familiar with our business and operations. We cannot provide you with any assurance that the search for any replacements will be successful, and if we cannot recruit (or experience delays in recruiting) a qualified regular full-time replacement for such position, our business may suffer.

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

Various legislative proposals that would reform U.S. corporate tax laws have been proposed by the Obama administration as well as members of Congress. We are unable to predict whether these or other proposals will be implemented. We have not yet determined whether, or the extent to which, these proposals will ultimately impact us.

Our inability to indefinitely reinvest our foreign earnings could materially adversely affect our results of operations.

Deferred income taxes have not been provided on most of the undistributed earnings of our foreign subsidiaries because these earnings have been indefinitely reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations.

We may become subject to the risks of owning real property.

We expect the closing on the purchase of the land and building in Reston, Virginia, constituting our headquarters facility, to occur on November 15, 2011. Ownership of this property will subject us to risks, including:

•	adverse changes in the value of this property, due to interest rate changes, changes in the commercial property markets, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability law, or other requirements;

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems; and

•	possible disputes with neighboring owners, service providers or others.

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

We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar Inc., Afilias Limited and Nominet UK, Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation, and Yahoo! Inc., operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and phone applications.

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

As of September 30, 2011, we had one billion authorized common shares, of which 159.0 million shares were outstanding. In addition, of our authorized common shares, 20.4 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the share repurchase activity during the three months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 – 31, 2011	—	$—	—	$1,066.3 million
August 1 – 31, 2011	7,052	29.73	7,052	856.6 million
September 1 – 30, 2011	864	29.31	864	831.3 million

	7,916		7,916

(1)	On July 27, 2010, the Board of Directors authorized the repurchase of up to approximately $1.1 billion of Verisign’s common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. Purchases made under the 2010 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit Number	Exhibit Description

10.01	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011 (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed on September 7, 2011).

10.02	Separation & General Release of Claims Agreement between VeriSign, Inc. and Christine Brennan, effective as of July 13, 2011 (incorporated by reference to exhibit 10.06 to Quarterly Report on Form 10-Q filed on July 29, 2011). +

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISIGN, INC.

Date: October 28, 2011	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 28, 2011	By:	/S/ JOHN D. CALYS
John D. Calys
Interim Chief Financial Officer

EXHIBITS

As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.