Form 10-K
period 2011-12-31
VERISIGN INC/CA
filed 2012-02-24
CIK 1014473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-23593

VERISIGN, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3221585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12061 Bluemont Way, Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 948-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 Par Value Per Share, and the Associated Stock Purchase Rights	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☑

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2011, was $4.2 billion based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 17, 2012: 159,518,978 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Our one reportable segment is Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. We have operations inside as well as outside the United States (“U.S.”). For a geographic breakdown of revenues and changes in revenues, see Note 10, “Geographic and Customer Information” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. NIA Services provides infrastructure assurance services to organizations and is comprised of Verisign iDefense Security Intelligence Services (“iDefense”), Managed Domain Name System Services (“Managed DNS”), and Distributed Denial of Service (“DDoS”) Protection Services.

We were incorporated in Delaware on April 12, 1995. On November 15, 2011, we purchased the land and building that we had previously leased in Reston, Virginia. Our principal executive offices are now located at 12061 Bluemont Way, Reston, Virginia 20190. Our telephone number at that address is (703) 948-3200. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. VERISIGN, the VERISIGN logo, and certain other product or service names are our registered or unregistered trademarks in the U.S. and other countries. Other names used in this Form 10-K may be trademarks of their respective owners. Our primary website is www.verisigninc.com. The information on our website is not a part of this Form 10-K.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on the Investor Relations section of our website as soon as is reasonably practicable after filing such reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Separate from our agreements with ICANN, we have agreements to be the exclusive registry for the .tv and .cc country code top-level domains (“ccTLDs”) and to operate the back-end registry systems for the .gov, .jobs and .edu gTLDs. These top-level domains are also supported by our global constellation of domain name servers and Shared Registration System.

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

Domain names can be registered for between one and ten years, and the fees charged for .com and .net may only be increased according to adjustments prescribed in our agreements with ICANN over the applicable term. Revenues for registrations of .name are not subject to the same pricing restrictions as those applicable to .com and .net; however, .name fees charged are subject to our agreement with ICANN over the applicable term. Revenues for .cc and .tv domain names are based on a similar fee system and registration system, though the fees charged are not subject to the same pricing restrictions as those imposed by ICANN. The fees received from operating the .gov registry are based on the terms of Verisign’s agreement with the U.S. General Services Administration (“GSA”). The fees received from operating the .jobs registry infrastructure are based on the terms of Verisign’s agreement with the registry operator of .jobs. No fees are received from operating the .edu registry infrastructure.

Historically, we have experienced higher domain name growth in the first quarter of the year compared to other quarters. Our quarterly revenue does not reflect these seasonal patterns because the preponderance of our revenue for each quarterly period is provided by the ratable recognition of our deferred revenue balance.

Network Intelligence and Availability Services

NIA Services provides infrastructure assurance to organizations and is comprised of iDefense, Managed DNS and DDoS Protection Services.

iDefense provides 24 hours a day, every day of the year, access to cyber intelligence related to vulnerabilities, malicious code, and global threats. Our teams enable companies to improve vulnerability management, incident response, fraud mitigation, and proactive mitigation of the particular threats targeting their industry or global operations. Customers include financial institutions, large corporations, and governmental and quasi-governmental organizations. Customers pay an annual fee for iDefense.

Managed DNS is a hosting service that delivers DNS resolution, improving the availability of web-based systems. Managed DNS provides DNS availability through a globally distributed, securely managed, cloud-based DNS infrastructure, allowing enterprises to save on capital expenses associated with DNS infrastructure deployment and reduce operational costs and complexity associated with DNS management. In 2011, Verisign enhanced Managed DNS services by providing full support for DNS Security Extensions compliance features and Geo Location capabilities. Security Extensions are designed to protect the DNS infrastructure from man-in-the-middle attacks that corrupt, or poison, DNS data. Geo Location allows website owners to customize responses for end-users based on their physical location or IP address, giving them the ability to deliver location-specific content. Customers include financial institutions and e-commerce providers. Customers pay a monthly subscription fee that varies depending on the customer’s network requirements.

DDoS Protection Services supports online business continuity by providing monitoring and mitigation services against DDoS attacks. We help companies stay online without needing to make significant investments in infrastructure or establish internal DDoS expertise. As a cloud-based service, it can be deployed quickly and easily, with no customer premise equipment required. This saves time and money through operational efficiencies, support cost, and economies of scale to provide detection and protection against the largest of DDoS attacks. Customers include financial institutions and e-commerce providers. Customers pay a monthly subscription fee that varies depending on the customer’s network requirements.

Operations Infrastructure

Our operations infrastructure consists of three primary Company-operated secure data centers in Dulles, Virginia; New Castle, Delaware; and Fribourg, Switzerland as well as approximately 70 globally distributed resolution sites, which includes both regional resolution sites and supersites. These secure data centers operate 24-hours a day, supporting our business units and services. The performance and scale of our infrastructure are critical for our Naming Services businesses, and give us the platform to maintain our leadership position. Key features of our operations infrastructure include:

•

Distributed Servers:    We deploy a large number of high-speed servers globally to support capacity and availability demands that, in conjunction with our proprietary software, processes and procedures, offer automatic failover, global and local load balancing and threshold monitoring on critical servers.

•

Advanced Telecommunications:    We deploy and maintain redundant and diverse telecommunications and routing hardware and maintain high-speed connections to multiple Internet service providers (“ISPs”) and peering relationships globally to ensure that our critical services are readily accessible to customers at all times.

•

Network Security:    We incorporate architectural concepts such as protected domains, restricted nodes and distributed access control in our system architecture. We have also developed proprietary communications protocols within and between software modules that are designed to prevent most known forms of electronic attacks. In addition, we employ firewalls and intrusion detection software, as well as proprietary security mechanisms at many points across our infrastructure. We perform recurring internal vulnerability testing and controls audits, and also contract with third-party security consultants who perform periodic penetration tests and security risk assessments on our systems. Verisign has engineered resiliency and diversity into how it hosts classes of products throughout its set of interconnected sites. This includes different physical security silos, which themselves are separated into bulkheads, and in which servers are located. Diversity and functional separation of duties also extends to operations personnel, with different teams administering different infrastructure, account credentials, modes of authentication, security layers, and where appropriate, application software, operating systems and hardware. Corporate networks are in their own physical silo. Thus, the corporate networks to which personnel directly connect are separated from the silos that house production services; administration of production gear from corporate systems must go through an internal, fortified intermediary; and account credentials used within the corporate networks are not used within the production silos, nor on the fortified systems.

•	Services Integrity: Verisign employs both phased and systemic integrity validation operations via a number of proprietary mechanisms on all internal DNS publication operations.

As part of our operations infrastructure for our Registry Services business, we operate all authoritative domain name servers that answer domain name lookups for the .com and .net zones, as well as for the other top-level domains for which we are the registry. We also operate two of the thirteen externally visible root zone server addresses, which are considered to be the authoritative root zone servers of the Internet’s DNS. The domain name servers provide the associated authoritative name servers and IP addresses for every .com and .net domain name on the Internet and a large number of other top-level domain queries, resulting in an annual average of over 60 billion transactions per day. These name servers are located around the world, providing local domain name service throughout North America, South America, Europe, Africa, Asia, and Australia. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

In 2011, we deployed DNS Security Extensions in the .com domain, to protect the integrity of domain name system data. In 2010, we announced an approximately $300 million new initiative called “Project Apollo” to meet infrastructure challenges expected over the next decade. We expect that this initiative will strengthen, scale and in some cases revamp the .com infrastructure to absorb very large loads, repel significant DDoS attacks and provide enhanced monitoring and logging capabilities. We expect to grow capacity 1,000 times today’s level of 4 trillion queries to manage 4 quadrillion queries per day to support normal and peak system load and attack volumes based on what we have experienced historically, as well as to accommodate projected Internet attack trends. In 2009, we completed the prior infrastructure initiative called “Project Titan,” a three-year large-scale infrastructure upgrade that included the deployment of a new operations center as well as regional resolution sites, of which we now have more than 50 globally.

Call Centers and Help Desk:    We provide customer support services through our phone-based call centers, email help desks and Web-based self-help systems. Our Virginia call center is staffed 24 hours a day, every day of the year to support our businesses. All call centers have a staff of trained customer support agents and provide Web-based support services utilizing customized automatic response systems to provide self-help recommendations.

Operations Support and Monitoring:    Through our network operations centers, we have an extensive monitoring capability that enables us to track the status and performance of our critical database systems and our global resolution systems. Our distributed network operations centers are staffed 24 hours a day, every day of the year.

Disaster Recovery Plans:    We have disaster recovery and business continuity capabilities that are designed to deal with the loss of entire data centers and other facilities. Our Registry Services business maintains dual mirrored data centers that allow rapid failover with no data loss and no loss of function or capacity, as well as off-continent tertiary Registry Services capabilities. Our critical data services (including domain name registration and global resolution) use advanced storage systems that provide data protection through techniques such as synchronous mirroring and remote replication.

Divestitures and Restructuring

In 2011, we completed our four-year restructuring plans, which included divesting or winding down our non-core businesses, the sale of our Authentication Services business, and relocating our headquarters. Information about the divestitures and restructuring is included in Note 4 “Discontinued Operations” and Note 6 “Restructuring Charges” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Marketing, Sales and Distribution

We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We market our NIA Services worldwide through multiple distribution channels, including direct sales and indirect channels. Our direct sales and marketing organization as of December 31, 2011, consisted of 191 employees. We have marketing and sales offices throughout the world.

Research and Development

We believe that timely development of new and enhanced Internet security, e-commerce, information, and technologies is necessary to remain competitive in the marketplace. During 2011, 2010 and 2009 our research and development expenses were $53.3 million, $53.7 million and $52.4 million, respectively.

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

Competition in Registry Services:    We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum, .coop and .xxx gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 16 registries for the operation of 18 gTLDs. In addition, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.

We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar Inc., Afilias Limited, ARI Registry Services and Nominet UK, Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation, and Yahoo! Inc., operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.

Additional competition to our business may arise from the introduction of new TLDs by ICANN. These include IDN TLDs and the upcoming introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. An application period for other new domain extensions (including ones for which we could apply) opened in January 2012 with new registration opportunities available by the beginning of 2013. We do not yet know the impact, if any, that these new domain extensions may have on our business. Applicants for such new TLDs may have greater financial, technical, marketing and other resources than we do. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD; however, it is uncertain whether ICANN and/or the DOC would approve the necessary changes to Verisign’s existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage. While we intend to apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors. Similarly, while we may provide back-end registry services to other applicants for new gTLDs, we face competition from other back-end registry service providers and there is no guarantee that such applicants we do enter into agreements with will be successful in obtaining one or more these new domain extensions or that such domain extensions will be successful.

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

We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, Security Services X-Force Threat Analysis Service, Secunia ApS, Dell SecureWorks, McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc.’s Dynect Platform, NeuStar Ultra Services, OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc. and Afilias Limited.

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

As the exclusive registry of domain names within the .com, .net and .name gTLDs, we have entered into certain agreements with ICANN and the DOC:

.com Registry Agreement: On November 29, 2006, the DOC approved the Registry Agreement between ICANN and Verisign for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. The .com Registry Agreement provides that it shall be renewed for successive terms unless it has been determined that Verisign has been in fundamental and material breach of certain provisions of the .com Registry Agreement and has failed to cure such breach. The DOC shall approve such renewal if it concludes that approval will serve the public interest in (a) the continued security and stability of the Internet DNS and the operation of the .com registry including, in addition to other relevant factors, consideration of Verisign’s compliance with consensus policies and technical specifications, its service level agreements as set forth in the .com Registry Agreement, and the investment associated with improving the security and stability of the DNS, and (b) the provision of registry services as defined in the .com Registry Agreement at reasonable prices, terms and conditions. The parties have an expectancy of renewal of the .com Registry Agreement so long as the foregoing public interest standard is met and Verisign is not in breach of the .com Registry Agreement. We have commenced the renewal process with ICANN. If we fail to renew the .com Registry Agreement on the same or similar terms, our business could be materially adversely affected. For further information regarding the impact of this renewal on our business, see Item 1A, “Risk Factors—Substantially all of our revenue is derived from our Registry Services business;—Issues arising from our agreements with ICANN, the DOC and the GSA could harm our Registry Services business.”

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

.net Registry Agreement: On June 27, 2011, we entered into a renewal of our Registry Agreement with ICANN for the .net gTLD (the “.net Registry Agreement”). The .net Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .net top-level domain through June 30, 2017. The .net Registry Agreement provides that it shall be renewed unless it has been determined that Verisign has been in fundamental and material breach of certain provisions of the .net Registry Agreement and has failed to cure such breach.

The descriptions of the .com Registry Agreement, the Amendment, and the .net Registry Agreement are qualified in their entirety by the text of the complete agreements that are incorporated by reference as exhibits in this Form 10-K.

.name Registry Agreement: On October 1, 2008, we acquired The Global Name Registry Ltd. (“GNR”), the holder of the .name Registry Agreement which was assigned to VeriSign Information Services, Inc., our wholly owned subsidiary, and provides that we will continue to be the sole registry operator for domain names in the .name top-level domain through August 15, 2012. The renewal provisions are the same as for the .net Registry Agreement. We have commenced the renewal process with ICANN.

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

We have obtained trademark registrations for the VERISIGN mark in the U.S. and other countries, and have filed new trademark applications for the new VERISIGN logo in the same countries. We have common law rights in other proprietary names. We take steps to enforce and police Verisign’s trademarks. We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products and services.

With regard to our Naming Services businesses, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our Naming Services businesses and certain methodologies and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses, including the conversion of IDNs. We own our proprietary Shared Registration System through which registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes billions of queries per day. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors.

Under the agreement reached with Symantec for the sale of our Authentication Services business, which closed on August 9, 2010 (the “Closing Date”), Symantec acquired all trademarks primarily used in our Authentication Services business, including our checkmark logo and the Geotrust and thawte brand names, and we granted Symantec a five-year license in connection with the VeriSign.com website. The VeriSign.com website will be operated by Symantec for a period of five years following the Closing Date, subject to certain rights of Verisign (including the right to include links to sub-domains operated by us).

Employees

The following table shows a comparison of our consolidated employee headcount, by function, including historical headcount associated with the divested and wound-down businesses:

	As of December 31,
	2011	2010	2009
Employee headcount by function:
Cost of revenues	284	256	658
Sales and marketing	191	133	488
Research and development	287	272	571
General and administrative	247	387	611

Total	1,009	1,048	2,328

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

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	current global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and customer renewals in our Naming Services businesses;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•	our success in direct marketing and promotional campaigns;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services or services provided by third-party registrars or their resellers;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the perceived reliability of our products and services;

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

An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, the eurozone crisis and the U.S. debt ceiling crisis. The economic, social and political environment has or may negatively impact, among other things:

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

The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names and the DNS are used for e-commerce and communications;

•	changes in customer behavior, Internet platforms, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our customers, of new products and services, including our NIA Services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events and armed conflict;

•	seasonal fluctuations in business activity;

•	our ability to implement remedial actions in response to any attacks by nefarious actors; and

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions.

Issues arising from our agreements with ICANN, the DOC and the GSA could harm our Registry Services business.

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

As of December 31, 2011, we had 117, or 12%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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

As of December 31, 2011, we had $1.4 billion in cash, cash equivalents, marketable securities and restricted cash, of which $32.9 million was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.

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

Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling (especially as we consider providing NIA Services to this sector), counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.

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

Currently, Internet users navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines changed the value of their algorithms on the use of a domain for finding a website; (iii) Internet users’ preferences or practices were to shift away from direct navigation; (iv) Internet users were to increase the use of web and phone applications to locate and access content; or (v) Internet users were to increase the use of second or third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names could decrease.

Changes in the level of spending on on-line advertising and/or the way that on-line networks compensate owners of websites could impact the demand for domain names.

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

We depend on the uninterrupted operation of our various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters;

•	attacks, including hacktivism, by hackers or nefarious actors;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control;

•	State suppression of Internet operations; and

•	any failure to implement effective and timely remedial actions in response to any damage or interruption.

Most of our systems are located at, and most of our customer information is stored in, our facilities in New Castle, Delaware; Dulles, Virginia; and Fribourg, Switzerland. To the extent we are unable to partially or completely switch over to primary alternate or tertiary sites, any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage, we do not carry insurance or financial reserves for interruptions or potential losses arising from terrorism.

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

In 2010, the Company faced several successful attacks against its corporate network in which access was gained to information on a small portion of our computers and servers. We have investigated and do not believe these attacks breached the servers that support our DNS network as all DNS zone files were and are protected by a series of integrity checks including real-time monitoring and validation. Information stored on some of the compromised corporate systems was exfiltrated. The Company’s information security group was aware of the attacks shortly after the time of their occurrence and the group implemented remedial measures designed to mitigate the attacks and to detect and thwart similar additional attacks. However, given the nature of such attacks, we cannot assure that our remedial actions will be sufficient to thwart future attacks or prevent the future loss of information. In addition, although the Company is unaware of any situation in which possibly exfiltrated information has been used, we are unable to assure that such information was not or could not be used in the future.

The occurrences of the attacks were not sufficiently reported to the Company’s management at the time they occurred for the purpose of assessing any disclosure requirements. Management was informed of the incident in September 2011 and, following the review, the Company’s management concluded that our disclosure controls and procedures are effective. However, the Company has implemented reporting line and escalation organization changes, procedures and processes to strengthen the Company’s disclosure controls and procedures in this area. See Item 9A “Controls and Procedures” in Part II of this report.

If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.

We retain certain customer and employee information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated form of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, making these attacks virtually impossible to anticipate and defend against. The Shared Registration System, the domain name root zone servers and top-level domain name zone servers that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services. For example, in 2010 our corporate network was breached. See “Risk Factors—We experienced security breaches in the corporate network in 2010 which were not sufficiently reported to Management.”

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

We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products. Dilution of the strength of our brand could harm our business. We are at risk that we will be unable to register, build equity in, or enforce the new logo for the Company.

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

In addition to possible intellectual property litigation and infringement claims, we may become involved in other claims, lawsuits and investigations. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters.

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

We depend on key employees to manage our business effectively and have experienced changes in our senior management team, and we may face difficulty in attracting and retaining full-time, qualified leaders.

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

We are subject to the risks of owning real property.

We closed on the purchase of the land and building in Reston, Virginia, constituting our headquarters facility, on November 15, 2011. Ownership of this property may subject us to risks, including:

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

Competition in Registry Services:    We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum, .coop and ..xxx gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 16 registries for the operation of 18 gTLDs. In addition, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.

We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar Inc., Afilias Limited, ARI Registry Services and Nominet UK, Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation, and Yahoo! Inc., operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.

Additional competition to our business may arise from the introduction of new TLDs by ICANN. These include IDN TLDs and the upcoming introduction of new gTLDs by ICANN. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. An application period for other new domain extensions (including ones for which we could apply) opened in January 2012 with new registration opportunities available by the beginning of 2013. We do not yet know the impact, if any, that these new domain extensions may have on our business. Applicants for such new TLDs may have greater financial, technical, marketing and other resources than we do. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD; however, it is uncertain whether ICANN and/or the DOC would approve the necessary changes to Verisign’s existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage. While we intend to apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors. Similarly, while we may provide back-end registry services to other applicants for new gTLDs, we face competition from other back-end registry service providers and there is no guarantee that such applicants we do enter into agreements with will be successful in obtaining one or more of these new domain extensions or that such domain extensions will be successful.

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

We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, Security Services X-Force Threat Analysis Service, Secunia ApS, Dell SecureWorks, McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc.’s Dynect Platform, NeuStar Ultra Services, OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc. and Afilias Limited.

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

Under the agreements reached with the buyers of certain divested businesses, including the Authentication Services business, we remain liable for certain liabilities related to the divested businesses. In addition, we have entered into, and may in the future amend or extend, a transition services agreement with Symantec in connection with the divestiture of the Authentication Services business. These transition services may be required for a longer period of time than anticipated by management, and currently, we are obligated to provide the transition services at a fixed price, but our actual costs to provide such services may exceed the fees Symantec is contractually obligated to pay.

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

As of December 31, 2011, we had one billion authorized common shares, of which 159.4 million shares were outstanding. In addition, of our authorized common shares, 19.9 million common shares were reserved for issuance pursuant to outstanding employee stock option and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of the Convertible Debentures, we have a substantial amount of long-term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $200.0 million. As of December 31, 2011, we had borrowed $100.0 million under the Facility. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities. The Facility is described in Note 7, “Debt and Interest Expense,” of the Notes to Consolidated Financial Statements in this Form 10-K.

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

Our corporate headquarters are located in Reston, Virginia. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Brazil, Europe, Asia, and Australia. As of December 31, 2011, we owned approximately 454,000 square feet of space, which includes facilities in Reston and Dulles, Virginia and New Castle, Delaware. As of December 31, 2011 we leased approximately 245,000 square feet of space, primarily in the U.S. and to a lesser extent, in Europe and Asia Pacific. These facilities are under lease agreements that expire at various dates through 2017.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use as of December 31, 2011:

Major Locations	Approximate Square Footage	Use
United States:
Reston, Virginia	221,000	Corporate Headquarters; and Naming Services
Dulles, Virginia	70,000	Naming Services
New Castle, Delaware	105,000	Naming Services
San Francisco, California	13,000	Naming Services; and Corporate Services
Europe/Middle East/Africa:
Fribourg, Switzerland	8,000	Naming Services; and Corporate Services
Asia Pacific:
Bangalore, India	25,000	Naming Services; and Corporate Services

As of December 31, 2011, on a worldwide basis, we had an aggregate of approximately 180,000 square feet that was vacant and in restructuring, and approximately 70,000 square feet that was owned by us and leased to third parties or subleased, which is not included in the table above.

ITEM 3.	LEGAL PROCEEDINGS

See Note 14, “Commitments and Contingencies,” Legal Proceedings, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 24, 2012:

Name	Age	Position
D. James Bidzos	56	Executive Chairman, President and Chief Executive Officer
John D. Calys	53	Interim Chief Financial Officer, Vice President and Controller
Richard H. Goshorn	55	Senior Vice President, General Counsel and Secretary
Patrick S. Kane	49	Senior Vice President and General Manager, Naming Services

D. James Bidzos has served as Executive Chairman since August 2009 and President and Chief Executive Officer since August 2011. He served as Executive Chairman and Chief Executive Officer on an interim basis from June 2008 to August 2009 and served as President from June 2008 to January 2009. He served as Chairman of the Board since August 2007 and from April 1995 to December 2001. He served as Vice Chairman of the Board from December 2001 to August 2007. Mr. Bidzos served as a director of VeriSign Japan from March 2008 to August 2010 and served as Representative Director of VeriSign Japan from March 2008 to September 2008. Mr. Bidzos served as Vice Chairman of RSA Security Inc., an Internet identity and access management solution provider, from March 1999 to May 2002, and Executive Vice President from July 1996 to February 1999. Prior thereto, he served as President and Chief Executive Officer of RSA Data Security, Inc. from 1986 to February 1999.

John D. Calys has served as Interim Chief Financial Officer since September 2011 and Vice President and Controller since December 2010. From September 2007 to December 2010, Mr. Calys was Vice President and Controller for XO Holdings, Inc., a telecommunications services provider, which was formerly a publicly traded company. From August 2005 to May 2007, Mr. Calys served as Vice President and Assistant Treasurer for Sprint Nextel Corporation. Mr. Calys served as Vice President and Assistant Controller for Nextel Communications, Inc. from May 2003 to August 2005. Mr. Calys’ career began as an auditor with Ernst & Young, serving clients primarily in the manufacturing and financial services industries. Mr. Calys holds M.S. and B.S. degrees in Accounting and Business Administration from the University of Kansas.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ended December 31, 2011:
Fourth Quarter	$36.35	$27.00
Third Quarter	35.18	27.00
Second Quarter	37.73	32.43
First Quarter	$37.57	$31.97
Year ended December 31, 2010:
Fourth Quarter	$37.18	$31.40
Third Quarter	32.17	25.73
Second Quarter	29.79	24.59
First Quarter	$27.18	$21.21

On February 17, 2012, there were 707 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 17, 2012, the reported last sale price of our common stock was $37.18 per share as reported by the NASDAQ Global Select Market.

The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

•	general market and economic conditions in the U.S., the eurozone and elsewhere;

•	market conditions affecting technology and Internet stocks generally;

•	announcements of technological innovations, acquisitions or investments by us or our competitors;

•	developments in Internet governance; and

•	industry conditions and trends.

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

On April 27, 2011, our Board declared a special cash dividend of $2.75 per share of our outstanding common stock totaling $463.5 million that was paid on May 18, 2011 to stockholders of record at the close of business on May 9, 2011. On December 9, 2010, our Board declared a special cash dividend of $3.00 per share of our outstanding common stock totaling $518.2 million that was paid on December 28, 2010 to stockholders of record at the close of business on December 20, 2010. Each of these special dividends was a means to return proceeds from our divestitures. Other than these special cash dividends, we have never declared or paid any cash dividends on our common stock or other securities. We continually evaluate the overall cash and investing needs of the business and consider the best uses for our cash, including investments in the strengthening of our infrastructure and growth opportunities for our business, as well as potential share repurchases.

Share Repurchases

On July 27, 2010, the Board authorized the repurchase of up to approximately $1.1 billion of our common stock, in addition to the $393.6 million of our common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of our common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. Purchases made under the 2010 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. No share repurchases were made during the fourth quarter of fiscal 2011. As of December 31, 2011, there was $831.3 million remaining for future share repurchases under the 2010 Share Buyback Program.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2006, and calculates the return annually through December 31, 2011. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
VeriSign, Inc	$100	$156	$79	$101	$148	$174
S&P 500 Index	$100	$105	$66	$84	$97	$99
S&P 500 Information Technology Index	$100	$116	$66	$107	$118	$121

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Statements of Operations Data: (in millions, except per share data)

	Year Ended December 31,
	2011 (2)	2010 (3)	2009 (4)	2008 (5)	2007 (6)
Continuing Operations:
Revenues	$772	$681	$616	$559	$494
Operating income (loss)	$329	$232	$160	$(26)	$(408)
Income (loss) attributable to Verisign stockholders	$139	$70	$92	$32	$(245)
Income (loss) per share attributable to Verisign stockholders:
Basic	$0.84	$0.39	$0.48	$0.16	$(1.03)
Diluted	$0.83	$0.39	$0.48	$0.16	$(1.03)
Discontinued Operations:
Revenues	$—	$249	$640	$997	$1,008
Operating (loss) income	$(4)	$64	$216	$(405)	$180
Income (loss) attributable to Verisign stockholders	$4	$761	$154	$(406)	$95
Income (loss) per share attributable to Verisign stockholders:
Basic	$0.03	$4.29	$0.80	$(2.06)	$0.40
Diluted	$0.03	$4.25	$0.80	$(2.03)	$0.40
Consolidated Total:
Net income (loss) attributable to Verisign stockholders	$143	$831	$246	$(374)	$(150)
Net income (loss) per share attributable to Verisign stockholders:
Basic	$0.87	$4.68	$1.28	$(1.90)	$(0.63)
Diluted	$0.86	$4.64	$1.28	$(1.87)	$(0.63)
Cash dividend declared per share (1)	$2.75	$3.00	$—	$—	$—

(1)	In April 2011, we declared and in May 2011 paid a special dividend of $2.75 per share of our common stock totaling $463.5 million. In December 2010, we declared and paid a special dividend of $3.00 per share of our common stock totaling $518.2 million.
(2)	Operating income from continuing operations for 2011 is reduced by $15.5 million in restructuring charges. Income from continuing operations attributable to Verisign stockholders for 2011 is reduced by $100.0 million in contingent interest paid to holders of our Convertible Debentures, as a result of the special dividend to stockholders.
(3)	Operating income from continuing operations for 2010 is reduced by $16.9 million in restructuring charges. Income from continuing operations attributable to Verisign stockholders for 2010 is reduced by $109.1 million in contingent interest paid to holders of our Convertible Debentures, as a result of the special dividend to stockholders. Income from discontinued operations attributable to Verisign stockholders for 2010 includes a $726.2 million gain, net of tax of $254.3 million, upon the divestiture of our Authentication Services business.
(4)	Operating income from continuing operations for 2009 is reduced by a $9.7 million impairment charge related to our .name gTLD and $5.4 million in restructuring charges. Income from discontinued operations attributable to Verisign stockholders for 2009 includes $36.0 million in net gain upon divestiture and wind-down of businesses.
(5)	Operating loss from continuing operations for 2008 includes $29.4 million in restructuring charges, and a loss of $79.1 million on the sale of a portion of our Mountain View facilities. Income from continuing operations attributable to Verisign stockholders for 2008 includes gain on sale of $77.8 million, upon the divestiture of our remaining 49% ownership interest in the Jamba joint ventures. Operating loss from discontinued operations for 2008 includes $41.0 million in restructuring charges, a goodwill impairment charge of $77.6 million for our VeriSign Japan reporting unit and a goodwill impairment charge of $45.8 million related to our Post-pay reporting unit. Loss from discontinued operations attributable to Verisign stockholders for 2008 includes $433.3 million in held-for-sale impairments and net losses upon divestiture and wind-down of businesses.
(6)	Operating loss from continuing operations for 2007 includes impairment charges of $197.8 million of goodwill and other intangible assets. Loss from continuing operations attributable to Verisign stockholders for 2007 was offset by a $68.2 million gain recognized upon the divestiture of our majority ownership interest in the Jamba! business. Operating income from discontinued operations for 2007 is reduced by impairment charges of $51.8 million for other intangible assets.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2011	2010	2009	2008	2007
Cash, cash equivalents and marketable securities (1) (2)	$1,346	$2,061	$1,477	$789	$1,377
Total assets	1,856	2,444	2,470	2,367	3,795
Deferred revenues (1)	729	663	888	845	774
Convertible debentures, including contingent interest derivative	590	582	574	569	567
Long-term debt	100	—	—	—	—
Stockholders’ (deficit) equity	$(88)	$676	$599	$518	$1,969

(1)	Excludes assets and liabilities classified as held for sale as reported at each Balance Sheet date, if applicable.
(2)	Includes $501.2 million of marketable securities as of December 31, 2010. Marketable securities held as of the end of other fiscal years in the table above were not material.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We are a provider of Internet infrastructure services. By leveraging our global infrastructure, we provide network confidence and availability for mission-critical Internet services, such as domain name registry services and infrastructure assurance services. Our service capabilities enable domain name registration through registrars and provide network availability for registrars and Internet users alike.

Our business consists of one reportable segment, Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. As of December 31, 2011, we had approximately 113.8 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance services to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service Protection Services. Revenues from NIA Services are not significant in relation to our consolidated revenue.

2011 Business Highlights and Trends

•

We recorded revenues of $772.0 million, an increase of 13% as compared to 2010. The increase was primarily due to an 8% year-over-year increase in active domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010.

•

We recorded operating income of $329.4 million, an increase of 42% as compared to 2010, primarily due to an increase in revenues and as well as a reduction in general and administrative expenses as we completed the 2010 Restructuring Plan.

•

In April 2011, we declared and in May 2011 paid a special dividend of $2.75 per share of our common stock totaling $463.5 million. As a result of the dividend, we also paid $100.0 million in contingent interest to holders of our Convertible Debentures.

•	We repurchased 16.3 million shares of our common stock for an aggregate cost of $534.6 million in 2011 under the 2010 Share Buyback Program.

•	In 2011, we sold $546.0 million of marketable securities, primarily to fund the May 2011 special dividend.

•

We generated cash flows from operating activities of $335.9 million, an increase of 56% as compared to 2010. The increase was primarily due to a decrease in cash payments to suppliers and employees as well as greater income taxes payable in 2010 as a result of the gain resulting from the sale of the Authentication Services business, before consideration of carried forward excess tax benefits from exercises of stock options and vesting of restricted stock units (“RSUs”). The increase was partially offset by the elimination of cash flows from the divested Authentication Services business.

•	We renewed our agreement with ICANN to serve as the authoritative registry operator for the .net registry for another six years, effective July 1, 2011.

•	In November 2011, we purchased our new corporate headquarters building in Reston, Virginia for $118.5 million.

•	In November 2011, we entered into a new $200.0 million unsecured revolving credit facility and borrowed $100.0 million under this facility in part to finance the purchase of the Reston building.

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

An accounting estimate is considered critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. We believe the following critical accounting estimates and policies have the most significant impact on our consolidated financial statements:

Revenue recognition

We generate revenues by providing services over a period of time. Fees for these services are deferred and recognized as performance occurs. The majority of our revenue transactions contain standard business terms and conditions. However, at times, we enter into non-standard arrangements including multiple-element arrangements. As a result, we must evaluate (1) whether an arrangement exists, (2) how the arrangement consideration should be allocated among the deliverables; (3) when to recognize revenue on the deliverables; and (4) whether all elements of the arrangement have been delivered. Our revenue recognition policy also requires an assessment as to whether collection is reasonably assured, which requires us to evaluate the creditworthiness of our customers.

Fair value of financial instruments

Our Convertible Debentures have a contingent interest payment provision that is identified as an embedded derivative. The embedded derivative is accounted for separately at fair value, and is marked to market at the end of each reporting period. We utilize a valuation model based on stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations to estimate the value of the derivative. Several of these inputs to the model are not observable and require management judgment.

Litigation and contingencies

Liabilities for loss contingencies are based on management’s judgment as to the potential amount of loss incurred. A liability is recorded when a loss is considered probable and the amount can be reasonably estimated.

These liabilities are based largely on estimates that require significant judgment. If actual results differ from these estimates, our results of operations could be materially affected in future periods when the contingencies are resolved.

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

Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from U.S. federal, state, and international tax audits. We only recognize or continue to only recognize tax positions that are more likely than not to be sustained upon examination. We adjust these amounts in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

Earnings per Share

We use the treasury stock method to calculate the impact of our convertible debentures on diluted earnings per share. Under this method, only a positive conversion spread related to the convertible debentures is included in the diluted earnings per share calculations. This is based on management’s intent and ability to settle the principal amount of the debt in cash. A change in management’s intent and ability would require us to use the if-converted method, which could have a material impact on our diluted earnings per share.

Results of Operations

The following table sets forth selected information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2011	2010	2009
Revenues	100%	100%	100%

Costs and expenses
Cost of revenues	21	23	27
Sales and marketing	13	12	12
Research and development	7	8	9
General and administrative	14	20	24
Restructuring and impairment charges	2	3	2

Total costs and expenses	57	66	74

Operating income	43	34	26
Interest expense	(19)	(23)	(8)
Non-operating income, net	1	3	2

Income from continuing operations before income taxes	25	14	20
Income tax expense	(7)	(4)	(5)

Income from continuing operations, net of tax	18	10	15
Income from discontinued operations, net of tax	1	112	26

Net income	19	122	41
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	(1)

Net income attributable to Verisign stockholders	19%	122%	40%

Revenues

Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov and .jobs are not significant. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name, .gov and .jobs domain names with Verisign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by continued Internet growth, promotional marketing programs, marketing expenditure by third-party registrars, as well as fee increases as permitted under our agreements with ICANN. On July 1, 2010, we increased our .com domain name registration fees by 7% from $6.86 to $7.34 and our .net domain name registration fees by 10% from $4.23 to $4.65. In July 2011, we announced another fee increase for .com domain name registrations of 7% from $7.34 to $7.85 and for .net domain name registrations of 10% from $4.65 to $5.11. The fee increases announced in July 2011 became effective January 15, 2012. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our renewed agreement with ICANN through June 30, 2017. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenue.

A comparison of revenues is presented below:

	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Revenues	$771,978	13%	$680,578	10%	$615,947

The following table compares domain names ending in .com and .net managed by our Registry Services business:

	December 31, 2011	% Change	December 31, 2010	% Change	December 31, 2009
Active domain names ending in .com and .net	113.8 million	8%	105.2 million	9%	96.7 million

Our revenues increased by $91.4 million in 2011, as compared to 2010, primarily due to an 8% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 as per our agreements with ICANN. Our revenues increased by $64.6 million in 2010, as compared to 2009, primarily due to a 9% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in October 2008 and July 2010 as per our agreements with ICANN, partially offset by a $7.6 million decrease in revenues because of a one-time project in the U.S. that was completed in 2009.

The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2012 as a result of further Internet growth. In addition, we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our marketing programs. We expect revenues to increase in fiscal 2012 as compared to fiscal 2011 as a result of continued growth in the number of active domain names ending in .com and .net and implementation of the price increase which became effective in January 2012 as domain names are renewed at the increased price.

Mature markets such as the U.S., where broadband and e-commerce have seen strong market penetration, are expected to see decreasing incremental growth rates reflecting the maturing of the markets. We expect to see larger increases in certain international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted. Presentation of geographic revenues is included in Note 10, “Geographic and Customer Information,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

New TLDs, including new IDN TLDs, ccTLDs and gTLDs, may be introduced by ICANN in 2012. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors—The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share,” of this Form 10-K.

Cost of Revenues

Cost of revenues consist primarily of salaries and employee benefits expenses for our personnel that manage the operational systems, depreciation expenses, operational costs associated with the delivery of our services, fees paid to ICANN, customer support and training, consulting and development services, costs of facilities and computer equipment used in these activities, telecommunications expense and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of cost of revenues is presented below:

	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Cost of revenues	$165,246	5%	$156,676	(6%)	$166,705

2011 compared to 2010:    Cost of revenues increased primarily due to increases in salary and employee benefits expenses, depreciation expenses, telecommunication expenses, contract and professional services expenses, and direct cost of revenues, partially offset by a decrease in allocated overhead expenses. Salary and employee benefits expenses increased by $7.4 million, primarily due to an increase in average headcount to support Registry Services, and an increase in stock-based compensation expenses due to additional vested RSUs granted during 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Depreciation expenses increased by $3.0 million, primarily due to an increase in capitalized hardware and software purchased to support investments in infrastructure projects. Telecommunication expenses increased by $2.8 million, primarily due to additional circuits required to support the increase in our network infrastructure. Contract and professional services expenses increased by $1.2 million, primarily due to an increased need for temporary staff. Direct cost of revenues increased by $1.1 million, primarily due to costs for a new data hosting service. Allocated overhead expenses decreased by $5.7 million, primarily due to a decrease in allocable indirect costs.

2010 compared to 2009:    Cost of revenues decreased primarily due to decreases in allocated overhead expenses, expenses related to a one-time revenue project, occupancy expenses, contract and professional services expenses, and equipment and software expenses, partially offset by increases in salary and employee benefits expenses, depreciation expenses, telecommunication expenses and fees paid to ICANN. Allocated overhead expenses decreased by $14.2 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the cost of revenues function as a result of the divestitures in 2010 and 2009. Expenses related to a one-time revenue project that was completed in 2009 decreased by $4.5 million. Occupancy expenses decreased by $2.4 million, primarily due to the purchase in December 2009 of a previously leased facility, management cost-saving initiatives to reduce overall utility expenses, and the elimination of certain shared services utility expenses as a result of the sale of the Authentication Services business. Contract and professional services expenses decreased by $1.8 million, primarily due to a decrease in the need for such external services and the increase in internal resources. Equipment and software expenses decreased by $1.2 million, primarily due to a decrease in equipment and software maintenance contracts required to support the business as a result of the sale of the Authentication Services business and the purchase in 2010 of certain equipment that had been previously leased. Salary and employee benefits expenses increased by $4.2 million, primarily due to an increase in average headcount. Depreciation expenses increased by $3.7 million, primarily due to an increase in capitalized hardware and software to support investments in our infrastructure and the purchase in 2009 of a previously leased facility. Telecommunication expenses increased by $3.3 million, primarily due to an increase in colocation expenses and additional circuits required to support the increase in our network infrastructure. Fees paid to ICANN increased by $3.0 million resulting from a fee increase in July 2009.

We expect cost of revenues as a percentage of revenues to decrease slightly in 2012 as compared to 2011, as our revenue grows faster than the related costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as online, television, radio, print and direct mail advertising costs, and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of sales and marketing expenses is presented below:

	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Sales and marketing	$97,432	17%	$83,390	11%	$75,348

2011 compared to 2010:    Sales and marketing expenses increased primarily due to increases in advertising and consulting expenses and salary and employee benefits expenses, partially offset by a decrease in allocated overhead expenses. Advertising and consulting expenses increased by $8.1 million, primarily due to increases in product marketing initiatives promoting Registry Services. Salary and employee benefits expenses increased by $7.8 million, primarily due to an increase in average headcount of our sales force and an increase in stock-based compensation expenses due to additional vested RSUs granted during 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. Allocated overhead expenses decreased by $3.1 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function as a result of the divestiture of the Authentication Services business.

2010 compared to 2009:    Sales and marketing expenses increased primarily due to increases in advertising and consulting expenses and salary and employee benefits expenses, partially offset by a decrease in allocated overhead expenses. Advertising and consulting expenses increased by $6.4 million, primarily due to certain corporate and Registry Services related advertising and marketing campaigns in 2010. Salary and employee benefits expenses increased $6.3 million, primarily due to an increase in average headcount of our sales force and other new products and services. Allocated overhead expenses decreased by $5.4 million, primarily due to a decrease in allocable indirect costs and a decrease in proportional headcount within the sales and marketing function as a result of divestitures in 2010 and 2009.

We expect sales and marketing expenses as a percentage of revenues to increase slightly in 2012 as compared to 2011, as we realize a full year effect of increased headcount in our sales force and continued investments in certain marketing initiatives.

Research and Development

Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead. All allocations of indirect costs are included in continuing operations.

A comparison of research and development expenses is presented below:

	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Research and development	$53,277	(1%)	$53,664	2%	$52,364

2011 compared to 2010:    Research and development expenses decreased primarily due to a decrease in allocated overhead expenses and an increase in capitalized labor, partially offset by increases in salary and employee benefits expenses and contract and professional services expenses. Allocated overhead expenses decreased by $3.4 million, primarily due to a decrease in allocable indirect costs. Capitalized labor increased by $1.3 million, primarily due to an increase in the volume of work performed on internally developed software projects. Salary and employee benefits expenses increased by $2.5 million, primarily due to an increase in average headcount to support the development of our DNS infrastructure and new services. Contract and professional services expenses increased by $1.1 million in 2011, primarily due to an increased need for temporary staff.

2010 compared to 2009:    Research and development expenses increased primarily due to an increase in salary and employee benefits expenses, partially offset by a decrease in allocated overhead expenses, an increase in capitalized labor, and a decrease in contract and professional services expenses. Salary and employee benefits expenses increased by $9.5 million, primarily due to an increase in average headcount primarily used to support the development of the DNS infrastructure and the NIA Services business. Allocated overhead expenses decreased by $3.3 million, primarily due to a decrease in allocable indirect costs as a result of the divestitures in 2010 and 2009. Capitalized labor increased by $2.4 million, primarily due to an increase in the volume of work performed on internally developed software projects. Contract and professional services expenses decreased by $1.6 million, primarily due to a decrease in the need for such external services and the increase in internal resources.

We expect research and development expenses as a percentage of revenues to remain consistent in 2012 as compared to 2011.

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology and human resources personnel, costs of facilities, computer and communications equipment, management information systems, support services, professional services fees, certain tax and license fees, and bad debt expense, offset by allocations of indirect costs such as facilities and shared services expenses to other cost types. All allocations of indirect costs are included in continuing operations.

A comparison of general and administrative expenses is presented below:

	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
General and administrative	$111,122	(19%)	$137,704	(6%)	$146,531

2011 compared to 2010:    General and administrative expenses decreased primarily due to decreases in salary and employee benefits expenses, occupancy expenses, miscellaneous general and administrative expenses, depreciation expenses, contract and professional services expenses, telecommunication expenses, and equipment and software expenses, partially offset by a decrease in overhead expenses allocated to other cost types. Salary and employee benefits expenses decreased by $18.2 million, primarily as a result of reduced corporate support functions needed subsequent to the divestiture of the Authentication Services business. Occupancy expenses decreased by $7.3 million, primarily due to lower rent expenses as the lease for certain office buildings expired in 2010. Miscellaneous general and administrative expenses decreased by $3.5 million, primarily due to the release of $5.9 million of liabilities in 2011 related to non-income tax expenses as a result of the lapse of the statutes of limitations, partially offset by certain adjustments in 2010 for a release of an accrual for certain non-income tax contingencies when the statute of limitations expired. Depreciation expenses decreased by $3.1 million, primarily due to ceasing further depreciation on corporate assets held for sale in May 2010, the expenses of which were classified in continuing operations until the third quarter of 2010. Contract and professional services expenses decreased by $3.0 million, primarily due to costs in 2010 to support the divestiture of the Authentication Services business. Telecommunication expenses decreased by $1.6 million, primarily due to lower shared costs included in continuing operations as a result of divestitures. Equipment and software expenses decreased by $1.6 million, primarily due to lower shared software costs subsequent to the divestiture of the Authentication Services business. Overhead expenses allocated to other cost types decreased by $12.1 million, primarily due to a decrease in allocable indirect costs.

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

We expect general and administrative expenses as a percentage of revenues to decrease in 2012 as compared to 2011, as we realize a full year of post-divestiture cost reductions in our general and administrative function.

Restructuring and Impairment Charges

See Note 6, “Restructuring Charges,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. Additionally, in 2009, we recorded an impairment charge of $9.7 million related to our .name gTLD intangible asset.

Interest Expense

Interest expense consists of contractual interest payments on Convertible Debentures, amortization of debt discount and debt issuance costs on the liability component of our Convertible Debentures, contingent interest payments to holders of our Convertible Debentures, interest expenses related to our current $200.0 million senior unsecured revolving credit facility, and our previous $500.0 million senior unsecured revolving credit facility (the “2006 Facility”), offset by capitalized interest. We terminated the 2006 Facility in November 2010.

A comparison of interest expense is presented below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Contractual interest on Convertible Debentures	$40,625	$40,625	$40,625
Amortization of debt discount on the Convertible Debentures	7,355	6,775	6,241
Contingent interest to holders of the Convertible Debentures	100,020	109,113	—
Interest capitalized to property and equipment, net	(980)	(676)	(1,090)
Other interest expense	312	1,830	1,575

Total interest expense	$147,332	$157,667	$47,351

The Indenture governing the Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures if the Board declares a dividend to our stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible

Debentures. The Board declared extraordinary dividends in April 2011 and December 2010, and consequently, we paid $100.0 million and $109.1 million contingent interest, respectively, to holders of the Convertible Debentures. The lower contingent interest payment in 2011 was the primary driver of the decrease in total interest expense from 2010. Interest expense increased in 2010 from 2009 primarily due to the contingent interest payment.

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

A comparison of non-operating income, net, is presented below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest and dividend income	$5,017	$7,652	$2,638
Net gain on divestiture of businesses and joint ventures	—	—	908
Unrealized (loss) gain on contingent interest derivative on Convertible Debentures	(1,125)	(500)	549
Income from transition services agreements	8,083	10,631	4,944
Realized net gain on investments	4,246	3,978	145
Other, net	(4,691)	(1,023)	2,761

Total non-operating income, net	$11,530	$20,738	$11,945

2011 compared to 2010:    Non-operating income, net, decreased by $9.2 million in 2011. Interest and dividend income decreased primarily as a result of lower cash balances and investments in marketable securities in 2011. Income from transition services agreements decreased primarily due to a decrease in transition services provided to support the sale of the Authentication Services business. Other, net decreased primarily due to a $3.9 million out-of-period adjustment recorded in 2011 for certain non-income taxes related to investments.

2010 compared to 2009:    Non-operating income, net, increased in 2010. Interest and dividend income increased primarily as a result of investing in 2010 in marketable securities which have higher interest rates as compared to money market funds, and higher average cash balances as a result of the proceeds from the sale of the Authentication Services business. Income from transition services agreements increased, primarily due to an increase in transition services provided to support certain divestitures in 2010 and 2009. Realized net gain on investments increased, primarily due to a $4.3 million realized gain in 2010 due to distributions received from certain investment funds that exceed their book value. Other, net, in 2010, includes $1.9 million in miscellaneous income, partially offset by $2.9 million in foreign currency losses. Other, net, in 2009, primarily includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom.

Income Tax Expense

See Note 13, “Income Taxes,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Income from Discontinued Operations, Net of Tax

See Note 4, “Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Liquidity and Capital Resources

	As of December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$1,313,349	$1,559,628
Marketable securities	32,860	501,238

Total	$1,346,209	$2,060,866

As of December 31, 2011, our principal source of liquidity was $1.3 billion of cash and cash equivalents and $32.9 million of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of time deposits and amounts deposited in money market funds. As of December 31, 2011, all marketable securities were invested in fixed income securities with maturities between one and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

As of December 31, 2011, the amount of cash and cash equivalents held by foreign subsidiaries was $1.1 billion. Our intent is to permanently reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. Currently, we do not anticipate that we will need funds that were generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. During 2011, we repatriated $86.4 million of funds that had been previously taxed in the U.S. from our foreign subsidiaries.

In April 2011, we declared and in May 2011 paid a special cash dividend of $2.75 per share of our common stock totaling $463.5 million. As a result of the dividend, we also paid $100.0 million in contingent interest to holders of our Convertible Debentures. In December 2010, we declared and paid a special dividend of $3.00 per share of our common stock totaling $518.2 million. As a result of the dividend, we also paid $109.1 million in contingent interest to holders of our Convertible Debentures.

In 2011, we repurchased approximately 16.3 million shares of our common stock at an average stock price of $32.76 for an aggregate cost of $534.6 million. In 2010, we repurchased approximately 15.7 million shares of our common stock at an average stock price of $27.93 for an aggregate cost of $437.7 million. In 2009, we repurchased approximately 11.3 million shares of our common stock at an average stock price of $22.31 for an aggregate cost of $252.8 million. As of December 31, 2011, $831.3 million remained available for further repurchases under the 2010 Share Buyback Program.

In November 2011, we entered into a $200.0 million senior unsecured revolving credit facility. We borrowed $100.0 million from this facility during 2011 in connection with the purchase of our new corporate headquarters building in Reston, Virginia for approximately $118.5 million, including $0.5 million of closing costs. Our credit facility is discussed in more detail in Note 7 “Debt and Interest Expense,” 2011 Credit Facility, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We purchased marketable securities of $79.0 million and received $546.0 million from maturities and sales of marketable securities in 2011. We purchased marketable securities of $787.7 million and received $284.6 million from maturities and sales of marketable securities in 2010. There were no purchases or sales of marketable securities in 2009. We received distributions aggregating to $25.2 million and $129.5 million from certain investment funds in 2010 and 2009, respectively.

We believe existing cash, cash equivalents and marketable securities, together with funds generated from operations should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months. We regularly assess our cash management approach and activities in view of our current and potential future needs.

In summary, our cash flows for 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$335,901	$215,206	$395,191
Net cash provided by investing activities	273,242	603,090	484,455
Net cash used in financing activities	(852,198)	(745,274)	(197,994)
Effect of exchange rate changes on cash and cash equivalents	(3,224)	9,440	6,446

Net (decrease) increase in cash and cash equivalents	$(246,279)	$82,462	$688,098

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.

2011 compared to 2010:    Cash provided by operating activities increased primarily due to higher income taxes payable in 2010, primarily upon the gain resulting from the sale of the Authentication Services business, before consideration of carried forward excess tax benefits from exercises of stock options and vesting of RSUs and a decrease in cash payments to suppliers and employees. The increase was offset by a decrease in cash received from customers resulting from a decrease in consolidated revenues due to the divestiture of the Authentication Services business in 2010.

2010 compared to 2009:    Cash provided by operating activities decreased primarily due to a decrease in cash received from customers resulting from a decrease in consolidated revenues, including decreased revenues from discontinued operations, coupled with the timing of receipts from customers; higher income taxes payable, primarily upon the gain resulting from the sale of the Authentication Services business, before consideration of carried forward excess tax benefits from exercises of stock options and vesting of RSUs; and the payment of contingent interest on the Convertible Debentures. The decrease is partially offset by a decrease in cash payments to suppliers and employees, primarily resulting from the completion of our divestitures in 2010 and 2009, and lower average headcount in 2010; an increase in interest income resulting from investments in higher interest rate marketable securities; and an increase in income from transition services agreements, primarily due to an increase in transition services provided to support certain divestitures in 2010 and 2009.

Net cash provided by investing activities

The changes in cash flows from investing activities primarily relate to divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

2011 compared to 2010:    The decrease in cash provided by investing activities is primarily due to proceeds received from the divestiture of businesses in 2010, and the purchase of our new corporate headquarters in Reston, Virginia in 2011, partially offset by an increase in sales and maturities of marketable securities and investments and a decrease in purchases of marketable securities.

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

Net cash used in financing activities

The changes in cash flows from financing activities primarily relate to borrowings from our credit facility, stock repurchases, stock option exercises, our employee stock purchase plan (“ESPP”), excess tax benefits from stock-based compensation, and dividend payments.

2011 compared to 2010:    Net cash used in financing activities increased primarily due to an increase in share repurchases and a decrease in realized excess tax benefits from exercises of stock options and vesting of RSUs. The increase is partially offset by $100.0 million borrowed under our credit facility in 2011 and a lower special dividend paid in 2011 compared to 2010.

2010 compared to 2009:    Net cash used in financing activities increased primarily due to the payment of a special dividend in December 2010, and an increase in stock repurchases. The increase is partially offset by an increase in proceeds from issuance of common stock from stock option exercises and the ESPP and an increase in realized carried forward excess tax benefits from exercises of stock options and vesting of RSUs.

Impact of Inflation

We believe that inflation has not had a significant impact on our operations during 2011, 2010 and 2009.

Property and Equipment Expenditures

Our planned property and equipment expenditures for 2012 are anticipated to be between 7% and 10% of revenue and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

Contractual Obligations

See Note 14, “Commitments and Contingencies,” Leases and Purchase Obligations and Contractual Agreements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We enter into indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. We also entered into indemnification agreements with Symantec in connection with the sale of the Authentication Services business. See Note 14, “Commitments and Contingencies,” Indemnifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2011, we did not have any significant off-balance sheet arrangements. See Note 14, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Stock Options and Restricted Stock Units

Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2011, there are a total of 3.4 million of unvested RSUs and outstanding stock options which represent potential dilution of 2.1%. This maximum potential dilution will only result if all outstanding options vest and are exercised and all RSUs vest and are settled. As of December 31, 2011, 9% of our outstanding options had exercise prices in excess of the current market price. There were no stock options granted in 2011. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option and RSU programs; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

The interest rates on our revolving credit facility are affected by changes in market interest rates. As of December 31, 2011, we had $100.0 million outstanding under our credit facility. The impact of a hypothetical 1% increase in interest rates would not have a significant impact on our interest expense in 2012.

Our marketable securities consist of fixed income securities which are subject to interest rate risk. As of December 31, 2011 we had $32.9 million of fixed income securities, which consisted primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The impact of a hypothetical 1% increase in interest rates would not have a significant impact on the fair value of our investments.

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. Our foreign currency risk management program is designed to mitigate foreign exchange risks associated with both monetary and non-monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses to income resulting from fluctuations in exchange rates. We may choose not to hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with financial institutions that have investment grade ratings.

As of December 31, 2011, we held foreign currency forward contracts in notional amounts totaling $39.7 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Changes in the value of the U.S. dollar relative to the foreign currency derivatives outstanding would be largely offset by the remeasurement of our foreign currency denominated monetary and non-monetary assets and liabilities resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

Market risk management

The fair market value of our Convertible Debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Debentures will also increase as the market price of our stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the Convertible Debentures but do not impact our financial position, cash flows or results of operations. As of December 31, 2011, the fair value of the Convertible Debentures was approximately $1.5 billion, based on quoted market prices.

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

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2011. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2011
	Quarter Ended				Year Ended December 31
	March 31 (3)	June 30 (4)	September 30 (5)	December 31 (6)
	(In thousands, except per share data)
Continuing operations:
Revenues	$181,523	$189,844	$196,965	$203,646	$771,978
Cost of revenues	40,869	40,667	41,694	42,016	165,246
Other operating costs and expenses (1)	75,144	67,118	66,324	68,757	277,343
Operating income	65,510	82,059	88,947	92,873	329,389
Net income (loss)	42,293	(7,681)	58,615	45,329	138,556
Net income (loss) per share (2):
Basic	$0.25	$(0.05)	$0.36	$0.28	$0.84
Diluted	$0.25	$(0.05)	$0.36	$0.28	$0.83
Discontinued operations:
Revenues	$44	$—	$—	$—	$44
Cost of revenues	318	293	(12)	(2)	597
Other operating costs and expenses (1)	566	4,298	53	(1,050)	3,867
Operating (loss) income	(840)	(4,591)	(41)	1,052	(4,420)
Net (loss) income	(1,522)	(2,929)	301	8,485	4,335
Net (loss) income per share (2):
Basic	$(0.01)	$(0.01)	$—	$0.06	$0.03
Diluted	$(0.01)	$(0.01)	$—	$0.06	$0.03
Total:
Net income (loss)	$40,771	$(10,610)	$58,916	$53,814	$142,891
Net income (loss) per share (2):
Basic	$0.24	$(0.06)	$0.36	$0.34	$0.87
Diluted	$0.24	$(0.06)	$0.36	$0.34	$0.86

(1)	Other operating costs and expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, and restructuring and impairment charges.
(2)	Net income (loss) per share for the year is computed independently and may not equal the sum of the quarterly net income (loss) per share.
(3)	Operating income during the quarter ended March 31, 2011, is reduced by $5.5 million in restructuring charges.
(4)	Operating income during the quarter ended June 30, 2011, increased by the release of $5.9 million of liabilities related to non-income tax expenses as a result of the lapse of the statutes of limitations, offset by $3.7 million in restructuring charges. Net loss from continuing operations during the quarter ended June 30, 2011, includes a $100.0 million contingent interest payment to the holders of our Convertible Debentures, offset by a corresponding discrete income tax benefit of $39.7 million.
(5)	Operating income during the quarter ended September 30, 2011, is reduced by $3.0 million in restructuring charges.
(6)	Operating income during the quarter ended December 31, 2011, is reduced by $3.4 million in restructuring charges. Net income from continuing operations during the quarter ended December 31, 2011, is reduced by a $3.9 million out of period adjustment included in Non-operating income, net.

	2010
	Quarter Ended				Year Ended December 31
	March 31	June 30 (3)	September 30 (4)	December 31 (5)
	(In thousands, except per share data)
Continuing operations:
Revenues	$161,582	$167,881	$172,286	$178,829	$680,578
Cost of revenues	38,814	39,846	39,751	38,265	156,676
Other operating costs and expenses (1)	68,665	77,213	72,663	73,078	291,619
Operating income	54,103	50,822	59,872	67,486	232,283
Net income (loss)	30,009	26,585	45,105	(31,667)	70,032
Net income (loss) per share (2):
Basic	$0.16	$0.15	$0.26	$(0.18)	$0.39
Diluted	$0.16	$0.15	$0.26	$(0.18)	$0.39
Discontinued operations:
Revenues	$102,821	$102,584	$43,335	$—	$248,740
Cost of revenues	21,097	21,095	9,407	(120)	51,479
Other operating costs and expenses (1)	48,337	56,762	29,502	(998)	133,603
Operating income	33,387	24,727	4,426	1,118	63,658
Net income (loss) attributable to Verisign stockholders	21,347	8,628	739,798	(8,838)	760,935
Net income (loss) per share attributable to Verisign stockholders (2):
Basic	$0.12	$0.04	$4.26	$(0.05)	$4.29
Diluted	$0.12	$0.04	$4.22	$(0.05)	$4.25
Total:
Net income (loss) attributable to Verisign stockholders	$51,356	$35,213	$784,903	$(40,505)	$830,967
Net income (loss) per share attributable to Verisign stockholders (2):
Basic	$0.28	$0.19	$4.52	$(0.23)	$4.68
Diluted	$0.28	$0.19	$4.48	$(0.23)	$4.64

(1)	Other operating costs and expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, and restructuring and impairment charges.
(2)	Net income (loss) per share for the year is computed independently and may not equal the sum of the quarterly net income (loss) per share.
(3)	Operating income during the quarter ended June 30, 2010, is reduced by $7.5 million in restructuring charges.
(4)	Operating income during the quarter ended September 30, 2010, is reduced by $6.3 million in restructuring charges. Net income from discontinued operations attributable to Verisign stockholders during the quarter ended September 30, 2010, includes a gain on sale of $736.7 million, net of tax of $243.8 million, related to the sale of the Authentication Services business.
(5)	Net loss from continuing operations during the quarter ended December 31, 2010, includes a $109.1 million contingent interest payment to the holders of our Convertible Debentures, net of related tax benefit. Loss from discontinued operations attributable to Verisign stockholders during the quarter ended December 31, 2010, primarily includes a $10.5 million income tax expense as a result of a change in estimated taxable income for 2010, due to the payment of contingent interest to the holders of the Convertible Debentures, and the application of intra-period allocation rules.

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

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. This code of ethics, titled “Code of Ethics for the Chief Executive Officer and Senior Financial Officers,” is posted on our website along with the “Verisign Code of Conduct” that applies to all officers and employees, including the aforementioned officers. The Internet address for our website is www.verisigninc.com, and the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” may be found from our main Web page by clicking first on “company info,” next on “investor information,” next on “Corporate Governance,” next on “Ethics and Business Conduct,” and finally on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers.” The “Verisign Code of Conduct” applicable to all officers and employees can similarly be found on the Web page for “Ethics and Business Conduct” under the link entitled “Verisign Code of Conduct—2012.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” or, to the extent also applicable to the principal executive officer, principal financial officer, or other senior accounting officers, the “Verisign Code of Conduct—2012” by posting such information on our website, on the Web page found by clicking through to “Ethics and Business Conduct” as specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated herein by reference from the discussion under the caption “Executive Compensation” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders. Information about our Compensation Committee will be included under the caption “Corporate Governance” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussion under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the captions “Policies and Procedures with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2012

Annual Meeting of Stockholders. Information about director independence is incorporated by reference from the discussion under the caption “Independence of Directors” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2011 and 2010 is incorporated by reference from the discussion under the caption “Principal Accountant Fees and Services” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

Financial statement schedules

•	Financial statement schedules are omitted because the information called for is not material or is shown either in the consolidated financial statements or the notes thereto.

3.	Exhibits

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

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein.	8-K	12/10/03	2.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals.	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto.	8-K	11/23/05	2.1

3.01	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	11/5/07	3.01

3.02	Fifth Amended and Restated Bylaws of the Registrant.	8-K	7/3/08	3.01

4.01	Rights Agreement dated as of September 27, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate.	8-A	9/30/02	4.01

4.02	Amendment to Rights Agreement dated as of February 11, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent.	8-A/A	3/19/03	4.02

4.03	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association.	8-K/A	9/6/07	4.1

4.04	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc.	8-K/A	9/6/07	4.2

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.	10-K	3/31/03	10.02

10.02	Registrant’s 1998 Equity Incentive Plan, as amended through February 8, 2005. +	10-K	3/16/05	10.04

10.03	Form of 1998 Equity Incentive Plan Restricted Stock Purchase Agreement. +	10-Q	11/14/03	10.1

10.04	Form of 1998 Equity Incentive Plan Restricted Stock Unit Agreement. +	10-K	3/16/05	10.06

10.05	409A Options Election Form and related documentation. +	8-K	1/4/07	99.01

10.06	Registrant’s 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement. +	S-8	6/23/03	4.02

10.07	Registrant’s 1998 Employee Stock Purchase Plan, as amended through January 30, 2007. +	10-Q	7/16/07	10.01

10.08	Registrant’s 2001 Stock Incentive Plan, as amended through November 22, 2002. +	10-K	3/31/03	10.08

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.09	Registrant’s 2006 Equity Incentive Plan, as adopted May 26, 2006. +	10-Q	7/12/07	10.02

10.10	Registrant’s 2006 Equity Incentive Plan, form of Stock Option Agreement. +	10-Q	7/12/07	10.03

10.11	Registrant’s 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant. +	10-Q	8/9/07	10.01

10.12	Nonqualified Registrant’s 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant. +	S-1	11/5/07	10.15

10.13	Registrant’s 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.04

10.14	Registrant’s 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.05

10.15	Registrant’s 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement. +	8-K	8/30/07	99.1

10.16	Registrant’s 2007 Employee Stock Purchase Plan, as adopted August 30, 2007. +	S-1	11/5/07	10.19

10.17	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.18	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended.	S-1	1/29/98	10.16

10.19	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.20	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.21	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation.*	S-1	1/29/98	10.18

10.22	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1	1/29/98	10.19

10.23	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.24	Employment Offer Letter between the Registrant and Richard H. Goshorn dated April 25, 2007. +	10-Q	8/9/07	10.02

10.25	Employment Offer Letter between the Registrant and Kevin A. Werner dated September 20, 2007. +	S-1	11/5/07	10.37

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.26	2006 .com Registry Agreement between VeriSign and ICANN, effective March 1, 2006.	10-K	7/12/07	10.26

10.27	Amendment No. Thirty (30) to Cooperative Agreement—Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.28	Deed of Lease between TST Waterview I, L.L.C. and the Registrant, dated as of July 19, 2001.	10-Q	11/14/01	10.01

10.29	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. †	S-1	11/5/07	10.44

10.30	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007. *	10-Q	7/16/07	10.03

10.31	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. †	10-Q	5/12/08	10.01

10.32	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.02

10.33	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.03

10.34	Executive Employment Agreement between VeriSign, Inc. and D. James Bidzos, dated as of August 20, 2008. +	10-Q	11/7/08	10.01

10.35	VeriSign, Inc. 2006 Equity Incentive Plan Amended and Restated Employee Restricted Stock Unit Agreement between VeriSign, Inc. and D. James Bidzos. +	10-Q	11/7/08	10.02

10.36	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.	10-Q	11/7/08	10.03

10.37	Consulting Agreement between VeriSign, Inc. and Roger Moore, dated October 3, 2008. * +	10-Q	11/7/08	10.04

10.38	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.	10-Q	11/7/08	10.05

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.39	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC, Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.	10-Q	11/7/08	10.06

10.40	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008. +	10-Q	11/7/08	10.07

10.41	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement. +	10-Q	11/7/08	10.08

10.42	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.09

10.43	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.10

10.44	Employment Offer Letter between the Registrant and Mark D. McLaughlin dated January 9, 2009. +	8-K	1/14/09	10.01

10.45	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.	10-K	3/3/09	10.59

10.46	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, dated March 2, 2009.	10-Q	5/8/09	10.03

10.47	Amended and Restated Consulting Agreement between VeriSign, Inc. and Roger Moore dated March 26, 2009. * +	10-Q/A	8/6/09	10.01

10.48	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.	10-Q	8/6/09	10.01

10.49	Promotion Letter from VeriSign, Inc. to Brian G. Robins dated August 4, 2009. +	10-Q	11/6/09	10.01

10.50	Promotion Letter from VeriSign, Inc. to Mark D. McLaughlin dated August 17, 2009. +	10-Q	11/6/09	10.02

10.51	Form of Amended and Restated Change-in-Control and Retention Agreement for Executive Officers. +	10-Q	11/6/09	10.03

10.52	Change-in-Control and Retention Agreement for Chief Executive Officer entered into as of August 17, 2009 by and between VeriSign, Inc. and Mark D. McLaughlin. +	10-Q	11/6/09	10.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.53	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. †	10-Q	11/6/09	10.05

10.54	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.	10-Q	11/6/09	10.06

10.55	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.	10-Q	11/6/09	10.07

10.56	Employment Offer Letter between the Registrant and Christine C. Brennan dated December 22, 2009. +	10-K	3/2/10	10.61

10.57	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

10.58	Acquisition Agreement between VeriSign, Inc., a Delaware corporation, and Symantec Corporation, a Delaware corporation, dated as of May 19, 2010. *	10-Q	8/3/10	10.01

10.59	VeriSign, Inc. 2006 Equity Incentive Plan Form of Stock Option Agreement. +	10-Q	8/3/10	10.02

10.60	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.03

10.61	VeriSign, Inc. 2006 Equity Incentive Plan Form of Directors Nonqualified Stock Option Grant Agreement. +	10-Q	8/3/10	10.04

10.62	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.05

10.63	Deed of Lease between 12061 Bluemont Owner, LLC, a Delaware limited liability company as Landlord, and VeriSign, Inc., a Delaware corporation as Tenant, dated as of September 15, 2010.	10-Q	10/29/10	10.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.64	VeriSign, Inc. Annual Incentive Compensation Plan. +	10-K	2/24/11	10.64

10.65	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/11	10.65

10.66	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into as of June 27, 2011.	8-K	6/28/11	10.01

10.67	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated May 26, 2011. +	10-Q	7/29/11	10.02

10.68	Form of Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/29/11	10.03

10.69	Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/29/11	10.04

10.70	Separation & General Release of Claims Agreement between VeriSign, Inc. and Kevin Werner, effective as of May 3, 2011. +	10-Q	7/29/11	10.05

10.71	Separation & General Release of Claims Agreement between VeriSign, Inc. and Christine Brennan, effective as of July 13, 2011. +	10-Q	7/29/11	10.06

10.72	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.73	Credit Agreement, dated as of November 22, 2011 among VeriSign, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	11/29/11	10.01

10.74	Guarantee Agreement, dated as of November 22, 2011, among VeriSign, Inc., the other guarantors identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/29/11	10.02

10.75	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +				X

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

25.01	Statement of Eligibility of Trustee on Form T-1 with respect to the Indenture dated as of August 20, 2007.	S-1	11/5/07	25.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 24th day of February 2012.

VERISIGN, INC.

By	/S/ D. JAMES BIDZOS
D. James Bidzos President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints D. James Bidzos, John D. Calys, and Richard H. Goshorn, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2012.

Signature	Title

/S/ D. JAMES BIDZOS	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ JOHN D. CALYS	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
JOHN D. CALYS

/S/ WILLIAM L. CHENEVICH	Director
WILLIAM L. CHENEVICH

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

/S/ JOHN D. ROACH	Director
JOHN D. ROACH

/S/ LOUIS A. SIMPSON	Director
LOUIS A. SIMPSON

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON

FINANCIAL STATEMENTS

As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of VeriSign, Inc. are provided in this separate section. The consolidated financial statements included in this section are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited VeriSign, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriSign, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of VeriSign, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 24, 2012

VERISIGN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,313,349	$1,559,628
Marketable securities	32,860	501,238
Accounts receivable, net	14,974	14,874
Deferred tax assets and other current assets	86,598	102,217

Total current assets	1,447,781	2,177,957

Property and equipment, net	327,136	190,319
Goodwill and other intangible assets, net	53,848	55,146
Other assets	27,414	20,584

Total long-term assets	408,398	266,049

Total assets	$1,856,179	$2,444,006

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$156,385	$195,235
Deferred revenues	502,538	457,478

Total current liabilities	658,923	652,713

Long-term deferred revenues	226,033	205,560
Convertible debentures, including contingent interest derivative	590,086	581,626
Long-term debt	100,000	—
Long-term deferred tax liabilities	325,527	309,696
Other long-term liabilities	43,717	17,981

Total long-term liabilities	1,285,363	1,114,863

Total liabilities	1,944,286	1,767,576

Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 316,781 at December 31, 2011 and 313,313 at December 31, 2010; Outstanding shares: 159,422 at December 31, 2011 and 172,736 at December 31, 2010	317	313
Additional paid-in capital	20,135,237	21,040,919
Accumulated deficit	(20,220,577)	(20,363,468)
Accumulated other comprehensive loss	(3,084)	(1,334)

Total stockholders’ (deficit) equity	(88,107)	676,430

Total liabilities and stockholders’ (deficit) equity	$1,856,179	$2,444,006

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$771,978	$680,578	$615,947

Costs and expenses
Cost of revenues	165,246	156,676	166,705
Sales and marketing	97,432	83,390	75,348
Research and development	53,277	53,664	52,364
General and administrative	111,122	137,704	146,531
Restructuring and impairment charges	15,512	16,861	15,041

Total costs and expenses	442,589	448,295	455,989

Operating income	329,389	232,283	159,958
Interest expense	(147,332)	(157,667)	(47,351)
Non-operating income, net	11,530	20,738	11,945

Income from continuing operations before income taxes	193,587	95,354	124,552
Income tax expense	(55,031)	(25,322)	(32,935)

Income from continuing operations, net of tax	138,556	70,032	91,617
Income from discontinued operations, net of tax	4,335	763,822	157,622

Net income	142,891	833,854	249,239
Less: Net income attributable to noncontrolling interest in subsidiary	—	(2,887)	(3,686)

Net income attributable to Verisign stockholders	$142,891	$830,967	$245,553

Basic income per share attributable to Verisign stockholders from:
Continuing operations	$0.84	$0.39	$0.48
Discontinued operations	0.03	4.29	0.80

Net income	$0.87	$4.68	$1.28

Diluted income per share attributable to Verisign stockholders from:
Continuing operations	$0.83	$0.39	$0.48
Discontinued operations	0.03	4.25	0.80

Net income	$0.86	$4.64	$1.28

Shares used to compute net income per share attributable to Verisign stockholders:
Basic	165,408	177,534	191,821

Diluted	166,887	178,965	192,575

Amounts attributable to Verisign stockholders:
Income from continuing operations, net of tax	$138,556	$70,032	$91,617
Income from discontinued operations, net of tax	4,335	760,935	153,936

Net income attributable to Verisign stockholders	$142,891	$830,967	$245,553

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

		Verisign stockholders’
	Total Stockholders’ Equity (Deficit)	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest In Subsidiary
		Shares	Amount
Balance at December 31, 2008	518,421	191,548	304	21,891,891	(21,439,988)	17,006	469,213	49,208
Comprehensive income:
Net income	249,239	—	—	—	245,553	—	245,553	3,686
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,290)	—	—	—	—	(2,203)	(2,203)	(2,087)
Realized foreign currency translation adjustments, included in net income	(7,436)	—	—	—	—	(7,436)	(7,436)	—
Change in unrealized gain on investments, net of tax	(59)	—	—	—	—	17	17	(76)
Realized loss on investments, net of tax, included in net income	281	—	—	—	—	150	150	131

Total comprehensive income	237,735						236,081	1,654
Issuance of common stock under stock plans	36,204	3,468	4	36,200	—	—	36,204	—
Stock-based compensation	53,693	—	—	53,667	—	—	53,667	26
Dividend declared to noncontrolling interest in subsidiary	(807)	—	—	—	—	—	—	(807)
Net excess income tax benefits associated with stock-based compensation and other	15,452	—	—	15,452	—	—	15,452	—
Repurchase of common stock	(260,571)	(11,717)	—	(260,571)	—	—	(260,571)	—
Repurchase of subsidiary’s common stock from noncontrolling interest	(1,463)	—	—	(430)	—	125	(305)	(1,158)

Balance at December 31, 2009	598,664	183,299	308	21,736,209	(21,194,435)	7,659	549,741	48,923

Comprehensive income:
Net income	833,854	—	—	—	830,967	—	830,967	2,887
Other comprehensive income (loss):
Foreign currency translation adjustments	7,327	—	—	—	—	3,987	3,987	3,340
Realized foreign currency translation adjustments, included in net income	(29,076)	—	—	—	—	(15,052)	(15,052)	(14,024)
Change in unrealized gain on investments, net of tax	2,586	—	—	—	—	2,545	2,545	41
Realized gain on investments, net of tax, included in net income	(456)	—	—	—	—	(473)	(473)	17

Total comprehensive income	814,235						821,974	(7,739)
Issuance of common stock under stock plans	92,510	5,579	5	92,505	—	—	92,510	—
Stock-based compensation	54,091	—	—	54,087	—	—	54,087	4
Special dividend paid	(518,217)	—	—	(518,217)	—	—	(518,217)	—
Dividend declared to noncontrolling interest in subsidiary	(856)	—	—	—	—	—	—	(856)
Deconsolidation upon divestiture of the Authentication Services business	(40,332)	—	—	—	—	—	—	(40,332)
Net excess income tax benefits associated with stock-based compensation	126,084	—	—	126,084	—	—	126,084	—
Repurchase of common stock	(449,749)	(16,142)	—	(449,749)	—	—	(449,749)	—

Balance at December 31, 2010	676,430	172,736	313	21,040,919	(20,363,468)	(1,334)	676,430	—

VERISIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(In thousands)

		Verisign stockholders’
	Total Stockholders’ Equity (Deficit)	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest In Subsidiary
		Shares	Amount
Comprehensive income:
Net income	142,891	—	—	—	142,891	—	142,891	—
Other comprehensive income (loss):
Foreign currency translation adjustments	110	—	—	—	—	110	110	—
Change in unrealized gain on investments, net of tax	688	—	—	—	—	688	688	—
Realized gain on investments, net of tax, included in net income	(2,548)	—	—	—	—	(2,548)	(2,548)	—

Total comprehensive income	141,141						141,141	—
Issuance of common stock under stock plans	49,983	3,469	4	49,979	—	—	49,983	—
Stock-based compensation	46,438	—	—	46,438	—	—	46,438	—
Special dividend paid	(463,498)	—	—	(463,498)	—	—	(463,498)	—
Net excess income tax benefits associated with stock-based compensation	11,496	—	—	11,496	—	—	11,496	—
Repurchase of common stock	(550,097)	(16,783)	—	(550,097)	—	—	(550,097)	—

Balance at December 31, 2011	$(88,107)	159,422	$317	$20,135,237	$(20,220,577)	$(3,084)	$(88,107)	$—

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$142,891	$833,854	$249,239
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of discontinued operations, net of tax	—	(725,254)	(28,320)
Depreciation and amortization	55,706	67,655	86,266
Stock-based compensation	43,272	52,178	51,166
Loss on sale and impairment of other long-lived assets	—	—	12,481
Excess tax benefit associated with stock-based compensation	(13,420)	(131,926)	(25,880)
Other, net	12,965	9,474	(3,567)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(251)	13,147	25,798
Deferred tax assets and other assets	11,043	(19,105)	(47,418)
Accounts payable and accrued liabilities	18,162	34,952	34,545
Deferred revenues	65,533	80,231	40,881

Net cash provided by operating activities	335,901	215,206	395,191

Cash flows from investing activities:
Proceeds received from divestiture of businesses, net of cash contributed and transaction costs	—	1,162,306	469,380
Proceeds from maturities and sales of marketable securities and investments	546,006	313,817	129,479
Purchases of marketable securities and investments	(78,975)	(787,718)	(1,150)
Purchases of property and equipment	(192,660)	(80,527)	(116,876)
Proceeds from sale of property and equipment	—	—	6,064
Other investing activities	(1,129)	(4,788)	(2,442)

Net cash provided by investing activities	273,242	603,090	484,455

Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	49,983	92,510	36,204
Repurchases of common stock	(550,097)	(449,749)	(260,571)
Payment of dividends to stockholders	(463,498)	(518,217)	—
Excess tax benefit associated with stock-based compensation	13,420	131,926	25,880
Proceeds received from borrowings	100,000	—	3,205
Repayment of borrowings	(1,067)	(1,004)	(1,134)
Other financing activities	(939)	(740)	(1,578)

Net cash used in financing activities	(852,198)	(745,274)	(197,994)

Effect of exchange rate changes on cash and cash equivalents	(3,224)	9,440	6,446

Net (decrease) increase in cash and cash equivalents	(246,279)	82,462	688,098
Cash and cash equivalents at beginning of year	1,559,628	1,477,166	789,068

Cash and cash equivalents at end of year	$1,313,349	$1,559,628	$1,477,166

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$140,193	$148,870	$39,256

Cash paid for income taxes, net of refunds received	$6,567	$8,502	$21,881

(Payable) receivable to/from purchasers of divested businesses	$—	$(4,250)	$15,780

See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

The Company’s business consists of one reportable segment, namely Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. NIA Services provides infrastructure assurance services to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service Protection Services.

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

Marketable Securities

Marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. All marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

comprehensive income (loss). The specific identification method is used to determine the cost basis of the marketable securities sold. The Company classifies its marketable securities as current based on their nature and availability for use in current operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 35 to 47 years for buildings, 10 years for building improvements and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms.

Capitalized Software

Software included in property and equipment includes amounts paid for purchased software and development costs for software used internally that has been capitalized. The following table summarizes the capitalized costs related to third-party implementation and consulting services as well as costs related to internally developed software. The costs related to internally developed software in the table below include amounts related to software that was sold as part of the divestiture of the Authentication Services business.

	Year Ended December 31,
	2011	2010
	(In thousands)
Internally used third-party software and consulting fees	$3,032	$1,708
Internally developed software	17,205	23,713

Goodwill and Other Long-lived Assets

Goodwill represents the excess of purchase consideration over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment. All of the Company’s goodwill is included in the Registry Services reporting unit which has a negative carrying value. The Company performs a qualitative analysis at the end of each reporting period to determine if any events have occurred or circumstances exist that would indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors the Company reviews include, but are not limited to: (a) macroeconomic conditions; (b) industry and market considerations such as a deterioration in the environment in which an entity operates; (c) a significant adverse change in legal factors or in the business climate; (d) an adverse action or assessment by a regulator; (e) unanticipated competition; (f) loss of key personnel; (g) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; or (h) testing for recoverability of a significant asset group within a reporting unit.

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

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

3.25% junior subordinated convertible debentures due 2037 (“Convertible Debentures”)

Verisign separately accounts for the liability (debt) and equity (conversion option) components of the Convertible Debentures in a manner that reflects the borrowing rate for a similar non-convertible debt. The liability component is recognized at fair value on the issuance date, based on the fair value of a similar instrument that does not have a conversion feature at issuance. The excess of the principal amount of the Convertible Debentures over the fair value of the liability component is the equity component or debt discount. Such excess represents the estimated fair value of the conversion feature and is recorded as Additional paid-in capital. The debt discount is amortized using the Company’s effective interest rate over the term of the Convertible Debentures as a non-cash charge to interest expense. The Convertible Debentures also have a contingent interest payment provision that may require the Company to pay interest based on certain thresholds, beginning with the semi-annual interest period commencing on August 15, 2014, and upon the occurrence of certain events, as outlined in the Indenture governing the Convertible Debentures. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately at fair value, and is marked to market at the end of each reporting period, with any gains and losses recorded in Non-operating income, net.

Foreign Currency Translation

Verisign conducts business throughout the world and transacts in multiple currencies. The functional currency for most of Verisign’s international subsidiaries is the U.S. Dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

rates and any remeasurement gains and losses are included in Non-operating income, net. The Company recorded a net remeasurement loss of $3.4 million in 2011 and a net remeasurement gain of $9.5 million in 2009. The net remeasurement gain recorded for 2010 was not material.

The financial statements of the Company’s subsidiaries for which the local currency is the functional currency are translated into U.S. Dollars using the current rate for assets and liabilities and a weighted-average rate for the period for revenues and expenses. This translation results in a foreign currency translation adjustment that is included in Accumulated other comprehensive income (loss). Foreign currency translation adjustments are realized and included in net income in the period in which those subsidiaries are sold or liquidated.

Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities of its operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts to Non-operating income, net. The Company recorded a net gain of $1.4 million in 2011 and net losses of $2.9 million in 2010 and $11.8 million in 2009, related to foreign currency forward contracts.

As of December 31, 2011, Verisign held foreign currency forward contracts in notional amounts totaling $39.7 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.

Revenue Recognition

Verisign recognizes revenues when the following four criteria are met:

•

Persuasive evidence of an arrangement exists: It is the Company’s customary practice to have a written contract, signed by both the customer and Verisign or a service order form from those customers who have previously negotiated a standard master services agreement with Verisign.

•	Delivery has occurred or services have been rendered: The Company’s services are usually delivered continuously from service activation date through the term of the arrangement.

•	The fee is fixed or determinable: Substantially all of the Company’s revenue arrangements have fixed or determinable fees.

•

Collectability is reasonably assured: Collectability is assessed on a customer-by-customer basis. Verisign typically sells to customers for whom there is a history of successful collection. The majority of customers either maintains a deposit with Verisign or provides an irrevocable letter of credit in excess of the amounts owed. New customers are subjected to a credit review process that evaluates the customer’s financial position and, ultimately, their ability to pay. If Verisign determines from the outset of an arrangement that collectability is not probable based upon its credit review process, revenues are recognized as cash is collected.

Substantially all of the Company’s revenue arrangements have multiple service deliverables. However, all service deliverables in those arrangements are usually delivered over the same term and, in the absence of a discernible pattern of performance, are presumed to be delivered ratably over that service term.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

If the Company enters into an arrangement with multiple elements where standalone value exists for each element and the delivery of the elements occur at different times, revenue for such arrangement is allocated to the elements based on the best estimate of selling prices of the elements and recognized based on applicable service term for each element.

Registry Services

Registry Services revenues primarily arise from fixed fees charged to registrars for the initial registration or renewal of .com, .net, .tv, .name, .cc, .gov or .jobs domain names. Revenues from the initial registration or renewal of domain names are deferred and recognized ratably over the registration term, generally one year and up to ten years. Fees for renewals and advance extensions to the existing term are deferred until the new incremental period commences. These fees are then recognized ratably over the renewal term.

Verisign also offers promotional marketing programs to its registrars based upon market conditions and the business environment in which the registrars operate. Amounts payable to these registrars for such promotional marketing programs are usually recorded as a reduction of revenue, unless Verisign obtains an identifiable benefit separate from the services it provides to the registrars, and the fair value of the benefit exceeds the amounts payable.

NIA Services

Following the revenue recognition criteria above, revenues from NIA Services are usually deferred and recognized over the service term, generally one to two years.

Advertising Expenses

Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses were $17.2 million, $12.6 million, and $6.9 million in 2011, 2010, and 2009, respectively.

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

The Company’s income taxes payable is reduced by the tax benefits from employee stock option exercises and restricted stock unit (“RSU”) vesting. The Company’s income tax benefit related to stock options is calculated as the tax effect of the difference between the fair market value of the stock and the exercise price at

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

the time of option exercise. The Company’s income tax benefit related to RSUs is equal to the fair market value of the stock at the vesting date. If the income tax benefit at exercise or vesting date is greater than the income tax benefit recorded based on the grant date fair value of the stock options or RSUs, such excess tax benefit is recognized as an increase to Additional paid-in capital.

Verisign’s global operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes payable are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from U.S. federal, state, and international tax audits. The Company may only recognize or continue to recognize tax positions that are more likely than not to be sustained upon examination. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities.

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

Stock-based Compensation

During 2011, the Company’s stock-based compensation was primarily related to RSUs granted to employees. There were no stock options granted in 2011. The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted in prior years and also uses the Black-Scholes model to determine the fair value of employee stock purchase plan (“ESPP”) offerings. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. For the awards that are expected to vest, after considering estimated forfeitures, stock-based compensation expense is typically recognized on a straight-line basis over the requisite service period for each such award. The Company also grants performance based RSUs to certain executives. The expense for these performance-based RSUs is recognized on a graded vesting schedule over the term of the award based on the probable outcome of the performance conditions.

Verisign recognizes a benefit from stock-based compensation in Additional paid-in capital if an incremental tax benefit is realized as a reduction in income taxes payable after all other tax attributes currently available to it have been utilized. Additionally, Verisign accounts for the indirect benefits of stock-based compensation on the research tax credit as part of continuing operations rather than through Additional paid-in capital.

Earnings per Share

The Company computes basic net income per share attributable to Verisign stockholders by dividing net income attributable to Verisign stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to Verisign stockholders gives effect to dilutive potential common shares, including outstanding stock options, unvested RSUs, ESPP offerings and the conversion spread related to convertible debentures using the treasury stock method.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Discontinued Operations

The results of operations of businesses that have been divested are presented as discontinued operations when the underlying operations and cash flows of the disposal group have been eliminated from the Company’s continuing operations and the Company will no longer have any significant continuing involvement in the operations of the divested business after the disposal transaction.

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as Cash and cash equivalents, investments in fixed income securities, foreign currency forward contracts, and the contingent interest derivative associated with the Convertible Debentures.

Note 2.    Cash, Cash Equivalents, and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents, and marketable securities:

	As of December 31,
	2011	2010
	(In thousands)
Cash	$1,127,196	$106,270
Money market funds	132,145	648,054
Time deposits	57,930	803,797
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,860	359,160
Corporate debt securities	—	141,338
Debt securities issued by foreign governments	—	5,040

Total	$1,350,131	$2,063,659

Included in Cash and cash equivalents	$1,313,349	$1,559,628
Included in Marketable securities	$32,860	$501,238
Included in Other assets (Restricted cash)	$3,922	$2,793

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

As of December 31, 2011, the Company held marketable securities with maturities between one and three years that consisted of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The fair value of the marketable securities as of December 31, 2011 was $32.9 million including gross and net unrealized gains of $0.3 million which were recorded in Accumulated other comprehensive income (loss).

The Company recognized pre-tax net gains of $4.2 million during 2011 related to the sale of $546.0 million of marketable securities, primarily to fund a special dividend paid in May 2011 (the “May 2011 Dividend”) and repurchases of common stock discussed further in Note 8 “Stockholders’ Equity (Deficit).” Net gains or losses recognized during the years ended December 31, 2010 and 2009 related to sales of marketable securities were not material.

Note 3.    Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurement Using
	Total Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Investments in money market funds	$132,145	$132,145	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,860	—	32,860	—
Foreign currency forward contracts (1)	49	—	49	—

Total	$165,054	$132,145	$32,909	$—

Liabilities:
Contingent interest derivative on convertible debentures	$11,625	$—	$—	$11,625
Foreign currency forward contracts (2)	444	—	444	—

Total	$12,069	$—	$444	$11,625

(1)	Included in Deferred tax assets and other current assets
(2)	Included in Accounts payable and accrued liabilities

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

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

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the Convertible Debentures. The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

The following table summarizes the change in the fair value of the contingent interest derivative on Convertible Debentures for 2011 and 2010:

(In thousands)
Fair value at December 31, 2009	$10,000
Unrealized loss on contingent interest derivative on convertible debentures	500

Fair value at December 31, 2010	10,500
Unrealized loss on contingent interest derivative on convertible debentures	1,125

Fair value at December 31, 2011	$11,625

Other

The Company’s other financial instruments include accounts receivable, restricted cash, accounts payable, and long-term debt. As of December 31, 2011, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Convertible Debentures as of December 31, 2011, is $1.5 billion, and is based on quoted market prices.

Note 4.     Discontinued Operations

The following presents a summary of the Company’s divested and wound-down businesses during the years ended December 31, 2010 and 2009. Historical results of operations of the divested and wound-down businesses have been classified as discontinued operations.

Completed in 2010

On August 9, 2010, the Company sold its Authentication Services business, including outstanding shares of capital stock of VeriSign Japan and trademarks and certain intellectual property used in the Authentication Services business (including the Company’s checkmark logo and the Geotrust and thawte brand names), to Symantec for cash consideration of approximately $1.14 billion, net of cash held by transferred subsidiaries of $127.5 million and transaction costs of $10.8 million. Also included with the sale of the Authentication Services business were certain corporate assets, namely real and personal property owned by the Company at its Mountain View facility and other locations, which were transferred to the Authentication Services reporting unit before the sale. The Company recorded a gain on sale of $726.2 million, net of tax of $254.3 million. The gain on sale also reflects the realization of foreign currency translation adjustments of $15.3 million previously included in Accumulated other comprehensive income (loss) and the deconsolidation of non-controlling interest in VeriSign Japan of $54.3 million.

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

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

On April 10, 2009, the Company sold its International Clearing business which enabled financial settlement and call data settlement for wireless and wireline carriers for net cash consideration of $0.1 million. In 2009, the Company recorded a gain on sale of $6.2 million, which includes the realization of foreign currency translation adjustments of $7.4 million, previously included in Accumulated other comprehensive income (loss).

The Company will continue to generate cash flows and will report income statement activity in continuing operations associated with providing transition related services to Symantec for the divested Authentication Services business for a remaining term of 19 months from December 31, 2011.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues	$44	$248,740	$639,698

(Loss) income from discontinued operations before income taxes	$(538)	$63,906	$179,119
Gains on sale of discontinued operations, before income taxes	451	979,560	36,027
Income tax benefit (expense)	4,422	(279,644)	(57,524)

Income from discontinued operations	4,335	763,822	157,622
Less: Income from discontinued operations, net of tax, attributable to noncontrolling interest in subsidiary	—	(2,887)	(3,686)

Total income from discontinued operations, net of tax, attributable to Verisign stockholders	$4,335	$760,935	$153,936

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Loss from discontinued operations before income taxes for 2011 primarily represents the effects of certain retained litigation of the divested businesses. Income tax benefit for discontinued operations for 2011 primarily includes a benefit from the settlement of a foreign income tax liability that had resulted from the sale of the Authentication Services business in 2010. The amounts presented as discontinued operations in 2010 and 2009 represent the results of operations and net gains and losses on the sale of the divested businesses. The Company has determined direct costs consistent with the manner in which the disposal groups were structured and managed during the respective periods. Indirect costs such as corporate overhead and goodwill impairments that were not directly attributable to a disposal group have not been allocated to discontinued operations.

Note 5.    Other Balance Sheet Items

Deferred Tax Assets and Other Current Assets

Deferred tax assets and other current assets consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets	$64,751	$69,807
Prepaid expenses	12,016	9,939
Non-trade receivables	8,638	14,158
Receivables from buyers	814	8,198
Other	379	115

Total deferred tax assets and other current assets	$86,598	$102,217

Non-trade receivables primarily consist of income tax receivables and value added tax receivables. Receivables from buyers primarily represented amounts due from Symantec for services performed on their behalf under transition services agreements. During 2011, the Company received from buyers of the divested businesses substantially the entire amount included in Receivables from buyers as of December 31, 2010.

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2011	2010
	(In thousands)
Land	$31,141	$4,681
Buildings and building improvements	239,280	131,266
Computer equipment and software	307,710	259,966
Capital work in progress	6,157	5,121
Office equipment and furniture	7,662	7,618
Leasehold improvements	2,282	13,958

Total cost	594,232	422,610
Less: accumulated depreciation and amortization	(267,096)	(232,291)

Total property and equipment, net	$327,136	$190,319

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

On September 15, 2010, the Company entered into a lease agreement for an office building in Reston, Virginia to be used as the Company’s corporate headquarters. The lease term commenced in July 2011. The lease contained a provision giving the Company the right of first refusal according to which, if the landlord desired to sell the property during the term of the lease, it must, subject to certain exceptions, first offer to sell the property to the Company. Pursuant to this right of first refusal, the Company purchased the property in November 2011 for $118.5 million, including $0.5 million of closing costs. The Company had a deferred rent liability of $9.4 million in connection with the lease of the building at the time the purchase was completed. This liability reduced the recorded cost of the property to $109.1 million. Of the total cost of the building, $82.6 million was allocated to buildings and building improvements, and $26.5 million was allocated to land.

Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill during 2010. There were no changes to goodwill during 2011.

Year Ended December 31, 2010

(In thousands)
Beginning goodwill, gross	$1,998,043
Beginning accumulated impairment	(1,708,063)

289,980

Gross goodwill included in the sale of Authentication Services (see Note 4)	(458,087)
Accumulated impairment included in the sale of Authentication Services	222,747
Other adjustments	(2,113)

(237,453)

Ending goodwill, gross	1,537,843
Ending accumulated impairment	(1,485,316)

$52,527

Other adjustments in the table above include income tax adjustments, foreign exchange fluctuations and other additions or reductions determined after the initial purchase price allocation of acquired businesses.

At the end of each quarter in 2011, the Company performed its qualitative analysis and determined that no events occurred or circumstances existed that would indicate that it was more likely than not that a goodwill impairment existed for its Registry Services reporting unit. During the second quarter of 2010 and 2009, the Company performed its annual impairment reviews of its various reporting units and determined that each of the reporting units had a fair value in excess of its carrying value by a substantial margin.

During the third quarter of 2009, due to a strategic change in the planned use, the Company recorded an impairment of its .name generic top-level domain (“gTLD”) intangible asset and reduced its carrying value to its fair value. The Company recorded an impairment charge of $9.7 million to Restructuring and impairment charges. As of December 31, 2011 and 2010, the Company had other intangible assets of $1.3 million and $2.6 million, respectively.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Other Assets

Other assets consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Long-term deferred tax assets and other tax receivable	$8,569	$2,873
Long-term investments	413	413
Debt issuance costs	11,830	11,044
Long-term restricted cash	3,922	2,793
Security deposits and other	2,680	3,461

Total other assets	$27,414	$20,584

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Accounts payable	$19,283	$16,727
Accrued employee compensation	40,251	52,628
Customer deposits, net	18,558	18,681
Payables to buyers	230	11,337
Taxes payable, deferred and other tax liabilities	28,441	38,168
Accrued restructuring costs	8,685	17,460
Other accrued liabilities	40,937	40,234

Total accounts payable and accrued liabilities	$156,385	$195,235

Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the ESPP, and incentive compensation. Payables to buyers primarily consists of amounts due to Symantec for certain post-closing purchase price adjustments related to the sale of the Authentication Services business and accrued bonus for employees associated with the Authentication Services business, substantially the entire amount of which was paid during 2011. Accrued restructuring costs primarily represents restructuring costs related to the 2010 Restructuring Plan discussed in Note 6 “Restructuring Charges.” Other accrued liabilities consist primarily of interest on the Convertible Debentures, accrued litigation, and accruals for products and services. Interest on the Convertible Debentures is paid semi-annually in arrears on August 15 and February 15.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Long-term tax liabilities	$43,685	$17,163
Long-term accrued restructuring costs	—	761
Other	32	57

Total other long-term liabilities	$43,717	$17,981

Note 6.    Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of its corporate functions from California to Virginia, the Company initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”). The plan was substantially completed as of December 31, 2011. Under the 2010 Restructuring Plan, the Company has incurred pre-tax cash severance charges, stock-based compensation expenses upon acceleration of stock-based awards, and excess facility exit costs of $21.9 million, $16.2 million, and $8.2 million, respectively, through December 31, 2011, inclusive of amounts reported in discontinued operations.

2008 Restructuring Plan

As part of its divestiture strategy announced in 2007, the Company initiated a restructuring plan in the first quarter of 2008 (the “2008 Restructuring Plan”) including workforce reductions, abandonment of excess facilities and other exit costs. The restructuring charges for the year ended December 31, 2009 in the table below are substantially related to the 2008 Restructuring Plan. The plan was substantially completed as of June 30, 2010. Verisign recorded a total of $86.8 million in restructuring charges, inclusive of amounts for discontinued operations, under its 2008 Restructuring Plan since its inception.

The following table presents the nature of the restructuring charges under the 2010 and 2008 Restructuring Plans:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Workforce reduction	$7,824	$32,623	$13,067
Excess facilities	7,688	(424)	2,685

Total consolidated restructuring charges	$15,512	$32,199	$15,752

Amounts classified as continuing operations	$15,512	$16,861	$5,357

Amounts classified as discontinued operations	$—	$15,338	$10,395

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

As of December 31, 2011, the consolidated current accrued restructuring costs are $8.7 million and consist of the following:

	Accrued Restructuring Costs at December 31, 2010	Costs Incurred	Costs Paid or Settled	Stock-based Compensation	Accrued Restructuring Costs at December 31, 2011
	(In thousands)
Workforce reduction	$15,120	$7,824	$(16,661)	$(5,701)	$582
Excess facilities	3,101	7,688	(2,686)	—	8,103

Total accrued restructuring costs	$18,221	$15,512	$(19,347)	$(5,701)	$8,685

Note 7.    Debt and Interest Expense

2011 Credit Facility

On November 22, 2011, Verisign entered into a credit agreement with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as the administrative agent. The credit agreement provides for a $200.0 million committed senior unsecured revolving credit facility (the “2011 Facility”), under which Verisign and certain designated subsidiaries may be borrowers. Loans under the 2011 Facility may be denominated in US dollars and certain other currencies. The Company has the option under the 2011 Facility to invite lenders to make competitive bid loans at negotiated interest rates. The facility expires on November 22, 2016 at which time any outstanding borrowings are due.

Borrowings under the 2011 Facility bear interest at one of the following rates as selected by the Company at the time of borrowing: the lender’s base rate which is the higher of the Prime Rate or the sum of 0.5% plus the Federal Funds Rate, plus in each case a margin of 0.5% to 1.0% determined based on the Company’s leverage ratio, or a LIBOR or EURIBOR based rate plus market-rate spreads of 1.5% to 2.0% that are determined based on the Company’s leverage ratio.

On November 28, 2011, the Company borrowed $100.0 million as a LIBOR revolving loan denominated in US dollars to be used in connection with the purchase of Verisign’s headquarters facility in Reston, Virginia and for general corporate purposes. The Company does not intend to repay the outstanding borrowing within the next year and, as such, has classified the debt as a long-term liability.

The Company is required to pay a commitment fee between 0.2% and 0.3% of the unused amount committed under the facility, depending on the Company’s leverage ratio. The credit agreement contains customary representations and warranties, as well as covenants limiting the Company’s ability to, among other things, incur additional indebtedness, merge or consolidate with others, change its business, sell or dispose of assets. The covenants also include limitations on investments, limitations on dividends, share redemptions and other restricted payments, limitations on entering into certain types of restrictive agreements, limitations on entering into hedging agreements, limitations on amendments, waivers or prepayments of the Convertible Debentures, limitations on transactions with affiliates and limitations on the use of proceeds from the facility.

The facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.0 to 1.0. As of December 31, 2011, the Company was in compliance with the financial covenants of the 2011 Facility.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million during the term of the 2011 Facility.

2006 Credit Facility

In 2006, Verisign entered into a credit agreement with a syndicate of banks and other financial institutions related to a $500.0 million senior unsecured revolving credit facility (the “2006 Facility”), under which Verisign, or certain designated subsidiaries may be borrowers. The 2006 Facility was scheduled to mature on June 7, 2011. The Company terminated the 2006 Facility on November 3, 2010.

Convertible Debentures

In August 2007, Verisign issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, in a private offering. The Convertible Debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Convertible Debentures but will not be adjusted for accrued interest. As of December 31, 2011, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the Convertible Debentures.

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

The Company intends and has the ability to settle the principal amount of the Convertible Debentures in cash. As of December 31, 2011, the if-converted value of the Convertible Debentures exceeded its principal amount. Based on the if-converted value of the Convertible Debentures as of December 31, 2011, the conversion spread could have required the Company to issue up to an additional 1.4 million shares of common stock. As of December 31, 2011, none of the conditions allowing holders of the Convertible Debentures to convert had been met.

In addition, holders of the Convertible Debentures who convert their Convertible Debentures in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Convertible Debentures may require Verisign to purchase all or a portion of their Convertible Debentures at a purchase price equal to 100% of the principal amount of Convertible Debentures, plus accrued and unpaid interest, if any.

The Company received net proceeds of approximately $1.22 billion after deduction of $25.8 million of costs incurred upon the issuance of the Convertible Debentures. The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The excess of the principal amount of the debt over the carrying value of the liability component is also referred to as the “debt discount” or “equity component” of the Convertible Debentures. The carrying value of the liability and equity components on the date of issuance were determined to be $550.5 million and $700.7 million, respectively. The debt discount is being amortized using the Company’s effective interest rate of 8.39% over the term of the Convertible Debentures as a non-cash charge to interest expense included in Interest expense. As of December 31, 2011, the remaining term of the Convertible Debentures is 25.6 years. Interest is payable semiannually in arrears on August 15 and February 15.

The table below presents the carrying amounts of the liability and equity components:

	As of December 31,
	2011	2010
	(In thousands)
Carrying amount of equity component (net of issuance costs of $14,449)	$686,221	$686,221

Principal amount of Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(671,539)	(678,874)

Carrying amount of liability component	578,461	571,126
Contingent interest derivative	11,625	10,500

Convertible debentures, including contingent interest derivative	$590,086	$581,626

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Interest Expense

The following table presents the components of interest expense:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Contractual interest on Convertible Debentures	$40,625	$40,625	$40,625
Amortization of debt discount on the Convertible Debentures	7,355	6,775	6,241
Contingent interest to holders of the Convertible Debentures	100,020	109,113	—
Interest capitalized to property and equipment, net	(980)	(676)	(1,090)
Other interest expense	312	1,830	1,575

Total interest expense	$147,332	$157,667	$47,351

The Indenture governing the Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures if the Board of Directors (the “Board”) declares a dividend to its stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures. The Board declared extraordinary dividends in April 2011 and December 2010, and consequently, the Company paid $100.0 million and $109.1 million contingent interest, respectively, to holders of the Convertible Debentures.

Note 8.    Stockholders’ Equity (Deficit)

Preferred Stock

Verisign is authorized to issue up to 5,000,000 shares of preferred stock. As of December 31, 2011, no shares of preferred stock had been issued. In connection with its stockholder rights plan, Verisign authorized 3,000,000 shares of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”). In the event of liquidation, each Series A Preferred Share, if and when issued, will be entitled to a $1.00 preference, and thereafter each holder of a Series A Preferred Share will be entitled to an aggregate payment of 100 times the aggregate payment made per common share. If and when issued, each Series A Preferred Share will have 100 votes, voting together with the common shares. Each holder of a Series A Preferred Share, if and when issued, will be entitled to receive a quarterly dividend equal to 100 times the aggregate per share amount of any dividends declared on the common stock since the preceding quarterly dividend date (other than stock dividends, which will result in an anti-dilution adjustment to the Series A Preferred Shares). Finally, in the event of any merger, consolidation or other transaction in which common shares are exchanged, each Series A Preferred Share will be entitled to receive 100 times the amount received per common share. These rights are protected by customary anti-dilution provisions.

Treasury Stock

Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of tax withholdings due upon vesting of RSUs.

On July 27, 2010, the Board authorized the repurchase of up to approximately $1.1 billion of the Company’s common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase of up to $1.5 billion of its common stock

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

(collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. Purchases made under the 2010 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2011, approximately $831.3 million remained available for further repurchase under the 2010 Share Buyback Program.

Tax Withholdings

Upon vesting of RSUs, the Company places a portion of the vested RSUs into treasury stock sufficient to cover tax withholdings due, and makes a cash payment to authorities to cover the applicable withholding taxes.

The summary of the Company’s common stock repurchases for 2011, 2010 and 2009 are as follows:

	2011		2010		2009
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans (1)	16,318	$32.76	15,672	$27.93	11,332	$22.31
Total repurchases for tax withholdings and other (2)	465	$33.37	470	$25.63	385	$20.16

Total repurchases	16,783	$32.78	16,142	$27.86	11,717	$22.24

Total costs	$550,097		$449,749		$260,571

(1)	Represents purchases under the 2010 and 2008 Share Buyback Programs.
(2)	Primarily represents shares withheld as treasury stock when surrendered in lieu of tax withholding due upon the release of RSUs.

Since inception, the Company has repurchased 157.4 million shares of its common stock for an aggregate cost of $4.6 billion, which is recorded as a reduction of Additional paid-in capital.

Special Dividend

On April 27, 2011, the Board declared a special dividend of $2.75 per share of the Company’s common stock, totaling $463.5 million, which was paid on May 18, 2011. On December 9, 2010, the Board declared a special dividend of $3.00 per share of the Company’s common stock, totaling $518.2 million, which was paid on December 28, 2010. The special dividends were accounted for as a reduction of Additional paid-in capital.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of Accumulated other comprehensive income (loss) attributable to Verisign stockholders for 2011 and 2010:

	Foreign Currency Translation Adjustments Gain (Loss)	Unrealized (Loss) Gain On Investments, net of tax	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2009	$7,714	$(55)	$7,659
Changes	(11,065)	2,072	(8,993)

Balance, December 31, 2010	(3,351)	2,017	(1,334)
Changes	110	(1,860)	(1,750)

Balance, December 31, 2011	$(3,241)	$157	$(3,084)

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

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

The Rights currently cannot be exercised, do not trade separately and are not represented by separate certificates; instead, each Right is deemed to be “attached” to the related share of common stock on which the distribution was declared. The Rights will become exercisable at their $55.00 exercise price and trade separately, with separate Rights certificates then being distributed to holders, (a) ten days after it is publicly announced that any person or group has acquired beneficial ownership of 20% or more of Verisign’s common stock (and thus becomes an “acquiring person”), or (b) ten business days after the commencement (or public announcement of a person’s intended commencement) of, a tender offer or exchange offer for the Company that would result in such person becoming an “acquiring person” (except that, in such case, the Board has the power within such ten business-day period to delay such exercisability).

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Note 9.    Calculation of Net Income per Share Attributable to Verisign Stockholders

The following table presents the computation of weighted average shares used in the calculation of basic and diluted net income per share attributable to Verisign stockholders:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Weighted-average shares of common shares outstanding	165,408	177,534	191,821
Weighted-average potential shares of common stock outstanding:
Stock options	309	428	283
Unvested restricted stock units	736	873	471
Conversion spread related to convertible debentures	416	—	—
Employee stock purchase plan	18	130	—

Shares used to compute diluted net income per share attributable to Verisign stockholders	166,887	178,965	192,575

The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Weighted-average stock options outstanding	366	2,836	6,925
Weighted-average exercise price	$35.70	$31.32	$28.40
Weighted-average restricted stock units outstanding	35	57	1,136
Employee stock purchase plan	434	365	2,259

Note 10.  Geographic and Customer Information

The Company generates revenue in the U.S.; Australia, China, India, and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries, including Canada and Latin American countries. Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

The following table represents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
U.S	$472,700	$419,315	$393,522
APAC	116,999	103,494	86,828
EMEA	109,680	92,351	79,081
Other	72,599	65,418	56,516

Total revenues	$771,978	$680,578	$615,947

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2011	2010
	(In thousands)
U.S.	$319,513	$182,138
EMEA	7,211	7,593
APAC	412	588

Total property and equipment, net	$327,136	$190,319

Major Customers

One customer accounted for approximately 30%, 28%, and 26% of revenues from continuing operations in 2011, 2010, and 2009, respectively. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.

Note 11.  Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 20% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. In 2011, 2010 and 2009, the Company matched 50% of the employee’s contribution up to a total of 6% of the employee’s annual salary. The Company contributed $2.9 million in 2011, $4.1 million in 2010, and $6.3 million in 2009 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Stock Option and Restricted Stock Plans

The majority of Verisign’s stock-based compensation relates to RSUs. Stock options granted in prior years were granted only to upper management level employees. As of December 31, 2011, a total of 16.9 million shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under Verisign’s stock option and restricted stock plans.

On May 26, 2006, the stockholders of Verisign approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan replaces Verisign’s previous 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan (“2001 Plan”). The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair market value of Verisign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All outstanding options under the 2006 Plan have a term of not greater than 7 years from the date of grant. Options granted generally vest 25% on the first anniversary date of the grant and the remainder ratably over the following 12 quarters. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest in

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

four installments with 25% of the shares vesting on each anniversary of the first four anniversaries of the grant date. However, the Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan. The 2006 Plan was amended by shareholder approval in 2011 to allow for equitable adjustment of stock options outstanding under the plan in the event of any future special dividends paid by the Company. This amendment to the 2006 Plan was approved after the Company declared the 2011 special dividend. The modification of the plan did not result in any additional stock-based compensation.

Fully vested options to purchase 0.2 million and 0.1 million shares of common stock granted under the 2001 Plan and 1998 Directors Plan, respectively, remain outstanding and exercisable as of December 31, 2011. Options granted under these plans generally vested over a four-year period and had a ten-year term. No RSUs have been granted under these plans.

In connection with certain acquisitions, Verisign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vested over a four-year period, as set forth in the applicable option agreement.

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan which replaced the previous 1998 Employee Stock Purchase Plan. A total of 6.0 million common shares were authorized and reserved for issuance under the ESPP. Eligible employees may purchase common stock through payroll deductions by electing to have between 2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2011, a total of 3.0 million shares of the Company’s common stock are reserved for issuance under this plan.

Stock-based Compensation

Stock-based compensation is classified in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock-based compensation:
Cost of revenues	$6,655	$4,473	$3,649
Sales and marketing	6,062	4,419	3,250
Research and development	4,926	4,989	3,145
General and administrative	19,928	20,136	18,912
Restructuring and impairment charges	5,701	2,321	630

Stock-based compensation for continuing operations	43,272	36,338	29,586
Discontinued operations	—	15,840	21,580

Total stock-based compensation	$43,272	$52,178	$51,166

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Recognized income tax benefit on stock-based compensation included within Income tax expense for 2011, 2010, and 2009 was $13.1 million, $9.7 million, and $7.9 million, respectively. Recognized income tax benefit on stock-based compensation included within Income from discontinued operations, net of tax, for 2010 and 2009 was $4.5 million and $5.6 million, respectively.

The following table presents the nature of the Company’s total stock-based compensation, inclusive of amounts for discontinued operations:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock-based compensation:
Stock options	$3,528	$7,741	$12,305
ESPP	3,904	9,287	10,286
RSUs	33,305	26,175	28,877
Stock options/awards acceleration	5,701	11,023	2,341
Capitalization (Included in Property and equipment, net)	(3,166)	(2,048)	(2,643)

Total stock-based compensation	$43,272	$52,178	$51,166

As of December 31, 2011, total unrecognized compensation cost related to unvested RSUs was $34.7 million which is expected to be recognized over a weighted-average period of 2.5 years. The remaining unrecognized compensation cost related to unvested stock options is not material.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and employee stock purchase plan awards:

	Year Ended December 31,
	2011	2010	2009
Stock options:
Volatility	N/A	36%	46%
Risk-free interest rate	N/A	1.85%	1.56%
Expected term	N/A	3.6 years	3.7 years
Dividend yield	N/A	Zero	Zero
Employee stock purchase plan awards:
Volatility	26%	35%	49%
Risk-free interest rate	0.30%	0.40%	0.51%
Expected term	1.25 years	1.25 years	1.25 years
Dividend yield	Zero	Zero	Zero

The Company’s expected volatility is based on the average of the historical volatility over the period commensurate with the expected term of the options and the mean historical implied volatility of traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected terms are based on an analysis of the observed and expected time to post-vesting exercise and/or cancellation of options. When the stock options were granted and on the ESPP offering dates, the Company did not anticipate paying any cash dividends and therefore used an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and award forfeitures and records stock-based compensation only for those options and awards that are expected to vest.

Stock Options Information

The following table summarizes stock options activity:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	3,386,841	$27.36	6,920,048	$26.64	9,217,880	$26.85
Granted	—	—	788,150	24.53	1,000,872	18.71
Exercised	(1,472,680)	26.34	(3,094,284)	23.69	(857,233)	16.05
Forfeited	(749,074)	26.53	(1,187,582)	28.88	(2,272,188)	27.72
Expired	(44,716)	48.33	(39,491)	87.00	(169,283)	29.92

Outstanding at end of period	1,120,371	28.04	3,386,841	27.36	6,920,048	26.64

Exercisable at end of period	909,577	28.83	1,812,329	28.98	4,307,839	26.84

Expected to vest at end of period	190,146	24.81
Weighted-average fair value of options granted during the period		$—		$7.14		$6.73
Total intrinsic value of options exercised during the period (in thousands)		$12,599		$22,125		$4,939

Intrinsic value is calculated as the difference between the market value as of December 31, 2011, and the exercise price of the shares. The closing price of Verisign’s stock was $35.72 on December 30, 2011. The aggregate intrinsic value of stock options outstanding, stock options exercisable and stock options expected to vest with an exercise price below $35.72 in each case as of December 31, 2011 was $9.0 million, $6.6 million and $2.4 million, respectively. As of December 31, 2011 the weighted-average remaining contractual life for stock options exercisable and stock options expected to vest was 2.6 years and 4.4 years, respectively.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

RSUs Information

The following table summarizes unvested RSUs activity:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of period	2,719,362	$23.50	3,086,660	$25.39	3,678,790	$29.18
Granted	1,859,783	34.29	2,037,441	25.67	1,422,162	19.37
Vested and settled	(1,411,076)	29.05	(1,348,951)	26.34	(1,206,742)	27.08
Forfeited	(1,025,014)	29.41	(1,282,611)	25.34	(807,550)	29.53
Dividend equivalents	202,220	—	226,823	—	—	—

	2,345,275	$25.51	2,719,362	$23.50	3,086,660	$25.39

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

At the time the December 2010 and May 2011 special dividends were declared, the 2006 Plan did not have the same anti-dilution provisions for outstanding stock options. Because the option holders did not participate in the special dividends, the Company granted option holders additional RSUs equivalent to the amount of the dividend. The RSUs granted were either fully vested or on a two year cliff vesting, depending on whether the corresponding stock options were vested or unvested. The Company recognized $9.2 million of stock-based compensation expense related to the fully vested RSUs granted in 2011.

As of December 31, 2011, the aggregate intrinsic value of unvested RSUs was $83.8 million. The fair values of RSUs that vested during 2011, 2010, and 2009 were $44.2 million, $38.1 million, and $24.7 million, respectively.

Modifications

In 2011, 2010, and 2009, the Company modified certain stock-based awards held by employees affected by divestitures and workforce reductions to accelerate the vesting of twenty-five percent (25%) of each such individual’s unvested “in-the-money” stock options and 25% of each such individual’s unvested RSUs on the termination dates of such individual’s employment. The Company remeasured the fair value of these modified awards and recorded the charges over the requisite future service periods, if any. The modification charges are included as restructuring costs for continuing operations as well as for discontinued operations. 217, 1,054, and 737 employees were affected by these modifications and the Company recognized $5.7 million, $11.0 million, and $2.3 million of acceleration cost in Restructuring and impairment charges during 2011, 2010, and 2009, respectively.

Under the ESPP, if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the offering date, the plan is immediately cancelled after that purchase date and a new two-year plan is established using the then-current stock price as the base purchase price. The Company also allows its

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

employees to increase their payroll withholdings during the offering period. The Company accounts for these increases in employee payroll withholdings and the plan rollover as modifications. The Company recognized $0.7 million, $5.5 million, and $3.8 million of such modification expenses in 2011, 2010, and 2009, respectively.

Note 12.  Non-operating Income, Net

The following table presents the components of non-operating income, net:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest and dividend income	$5,017	$7,652	$2,638
Net gain on divestiture of businesses and joint ventures	—	—	908
Unrealized (loss) gain on contingent interest derivative on Convertible Debentures	(1,125)	(500)	549
Income from transition services agreements	8,083	10,631	4,944
Realized net gain on investments	4,246	3,978	145
Other, net	(4,691)	(1,023)	2,761

Total non-operating income, net	$11,530	$20,738	$11,945

Interest and dividend income is earned principally from the investment of Verisign’s surplus cash balances and marketable securities. Income from transition services agreements includes fees generated from services provided to the purchasers of the divested businesses for a certain period of time to ensure and facilitate the transfer of business operations for those businesses. Other, net, in 2011, includes a $3.9 million out-of-period adjustment recorded for certain non-income taxes related to investments. Other, net, in 2010, includes $1.9 million in miscellaneous income, partially offset by $2.9 million in foreign currency losses. Other, net, in 2009, primarily includes $3.3 million received from Certicom Corporation (“Certicom”) due to the termination of the acquisition agreement entered into with Certicom.

Note 13.  Income Taxes

Income from continuing operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$62,287	$39,454	$82,952
Foreign	131,300	55,900	41,600

Total income from continuing operations before income taxes	$193,587	$95,354	$124,552

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Continuing operations:
Current (expense) benefit:
Federal	$(30,325)	$91,305	$(7,685)
State	(1,963)	27,777	17,918
Foreign, including foreign withholding tax	(1,146)	(8,474)	(4,591)

	(33,434)	110,608	5,642

Deferred (expense) benefit:
Federal	(17,047)	(103,343)	(44,560)
State	(1,501)	(36,397)	(4,766)
Foreign	(3,049)	3,810	10,749

	(21,597)	(135,930)	(38,577)

Total income tax expense from continuing operations	$(55,031)	$(25,322)	$(32,935)

Income tax benefit (expense) from discontinued operations	$4,422	$(279,644)	$(57,524)

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to Income from continuing operations before income taxes is attributable to the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax expense at federal statutory rate	$(67,755)	$(33,373)	$(43,593)
State taxes, net of federal benefit	(2,280)	(8,620)	8,549
Differences between statutory rate and foreign effective tax rate	43,591	19,122	4,711
Non-deductible stock-based compensation	(1,777)	(2,826)	(2,390)
Change in valuation allowance	(350)	350	—
Research and experimentation credit	1,670	670	930
Tax expense related to foreign currency gain on distribution of previously taxed income	(6,207)	—	—
Change in estimated tax expense related to a divested business	—	3,365	(269)
Accrual for uncertain tax positions	(23,265)	(4,966)	3,154
Other	1,342	956	(4,027)

	$(55,031)	$(25,322)	$(32,935)

During 2011, we repatriated $86.4 million of funds that had been previously taxed in the U.S. from our foreign subsidiaries, which included the realization of a foreign currency gain of $17.7 million for tax purposes. The Company recorded an income tax expense of $6.2 million related to the foreign currency gain.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

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

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,157	$20,376
Deductible goodwill and intangible assets	8,909	10,354
Tax credit carryforwards	6,213	7,866
Deferred revenue, accruals and reserves	106,234	96,433
Capital loss carryforwards and book impairment of investments	5,749	5,759
Other	4,439	4,724

Total deferred tax assets	151,701	145,512
Valuation allowance	(15,882)	(18,174)

Net deferred tax assets	135,819	127,338

Deferred tax liabilities:
Property and equipment	(42)	(2,543)
Non-deductible acquired intangibles	(148)	(372)
Convertible debentures	(390,125)	(359,123)
Other	(3,417)	(4,210)

Total deferred tax liabilities	(393,732)	(366,248)

Total net deferred tax liabilities	$(257,913)	$(238,910)

As of December 31, 2011, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $151.7 million before the offset of certain deferred tax liabilities. With the exception of certain deferred tax assets related to book and tax bases differences of certain investments and certain foreign net operating loss carryforwards, management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. During 2011, the Company reduced its valuation allowance by $2.3 million. The reduction is primarily related to a release of a valuation allowance applied to foreign loss carryforwards as the Company is projecting sufficient future income to allow use of a portion of the foreign loss carryforward.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

As of December 31, 2011, the Company has federal, state and foreign net operating loss carryforwards of approximately $77.0 million, $694.0 million and $12.7 million, respectively, before applying tax rates for the respective jurisdictions. The Company had federal research tax credits and alternative minimum tax credits available for future years of approximately $35.9 million and $18.6 million, respectively. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In future periods, an aggregate, tax effected amount of $91.0 million will be recorded to Additional paid-in capital when carried forward excess tax benefits from stock-based compensation are utilized to reduce future cash tax payments. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2012 through 2030. The foreign net operating loss carryforwards will expire in 2015 through 2017.

The deferred tax liability related to the Convertible Debentures is driven by the excess of the tax deduction taken for interest expense over the amount of interest expense recognized in the consolidated financial statements. The interest expense deducted for tax purposes is based on the total principal amount of the Convertible Debentures, while the interest expense recognized in accordance with GAAP is based only on the liability portion of the Convertible Debentures.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings as of December 31, 2011 was $532 million. These earnings have been indefinitely reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company qualifies for a tax holiday in Switzerland. In Switzerland, the tax holidays provide reduced rates of taxation on certain types of income and also require certain thresholds of investment and employment. The tax holiday on certain income types expired in 2011 and the tax holiday on remaining income types expires in 2015. In India, the Company’s exemption related to the Software Technology Park of India (“STPI”) tax program expired on March 31, 2011. Following the expiration, the Company is subject to the regular statutory tax rate of 33% in India. The tax holidays increased the Company’s earnings per share by $0.06 and $0.12 in 2011 and 2010, respectively. The impact of the tax holidays in 2009 was not material.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2011	2010
	(In thousands)
Gross unrecognized tax benefits at January 1	$28,757	$30,020
Increases in tax positions for prior years	41	—
Decreases in tax positions for prior years	(1,685)	(7,012)
Increases in tax positions for current year	29,242	8,933
Lapse in statute of limitations	(422)	(3,184)

Gross unrecognized tax benefits at December 31	$55,933	$28,757

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

As of December 31, 2011, approximately $45.7 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The balance of the gross unrecognized tax benefits is not expected to materially change in the next 12 months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During 2011, 2010 and 2009, the Company released accruals for interest and penalties of approximately $0.2 million, $1.1 million, and $2.7 million, respectively. The Company had accrued approximately $0.5 million and $0.7 million for the payment of interest and penalties as of December 31, 2011 and 2010, respectively.

The Company’s major taxing jurisdictions are the U.S., the states of California and Virginia, and Switzerland. The Company’s tax returns are not currently under examination by these taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for the U.S., California and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2007 tax year and forward.

Note 14.    Commitments and Contingencies

Leases

Verisign leases a portion of its facilities under operating leases that extend through 2017, and subleases a portion of its office space to third parties. The minimum lease payments under non-cancelable operating leases and the future minimum contractual sublease income as of December 31, 2011, are as follows:

	Operating Lease Payments	Sublease Income	Net Lease Payments
	(In thousands)
2012	$10,200	$(145)	$10,055
2013	1,875	—	1,875
2014	1,811	—	1,811
2015	1,618	—	1,618
2016	1,347	—	1,347
Thereafter	191	—	191

Total	$17,042	$(145)	$16,897

Future operating lease payments include payments related to leases on excess facilities included in Verisign’s restructuring plans.

Rental expenses under operating leases were $10.6 million, $15.3 million, and $17.0 million for 2011, 2010, and 2009, respectively.

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by Verisign under certain purchase obligations, the contractual agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”), the .tv Agreement with the Government of Tuvalu, the credit facility, and the interest payments and principal on the Convertible Debentures:

	Purchase Obligations	ICANN Agreement	.tv Agreement	Credit Facility	Convertible Debentures	Total
	(In thousands)
2012	$15,131	$16,500	$4,000	$—	$40,625	$76,256
2013	9,275	—	4,500	—	40,625	54,400
2014	4,837	—	4,500	—	40,625	49,962
2015	—	—	5,000	—	40,625	45,625
2016	—	—	5,000	100,000	40,625	145,625
Thereafter	—	—	25,000	—	2,087,891	2,112,891

Total minimum payments	$29,243	$16,500	$48,000	$100,000	$2,291,016	$2,484,759

The amounts in the table above exclude $45.7 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2014.

In 2006, the Company entered into a contractual agreement with ICANN to be the sole registry operator for domain names in the .com top-level domain through November 30, 2012. Under the agreement, the Company paid ICANN registry level fees of $18.0 million, $18.0 million, and $15.0 million in 2011, 2010, and 2009, respectively. Registry fees for other generic top-level domains have been excluded from the table above because the amounts are variable or passed through to registrars.

In 2011, the Company renewed its agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2021. Under the previous agreement, the Company paid $2.0 million per year in registry fees.

In 2011, the Company entered into a $200.0 million committed senior unsecured revolving credit facility of which it withdrew $100.0 million in 2011. The facility expires on November 22, 2016 at which time any outstanding borrowings are due. Interest payments due on the borrowings outstanding have been excluded from the table above and are discussed in Note 7 “Debt and Interest Expense.”

In August 2007, the Company issued $1.25 billion principal amount of Convertible Debentures. The Company will pay cash interest at an annual rate of 3.25% payable semiannually on February 15 and August 15 of each year, until maturity.

Legal Proceedings

On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against Verisign, m-Qube, Inc., and other defendants alleging that defendants collectively operated an illegal lottery under the laws of multiple states by allowing viewers of the NBC

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. The defendants’ motion to dismiss the Herbert matter was denied by the district court on December 3, 2007 and that ruling was appealed. On July 8, 2010, the Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction and remanded the case to the district court. Certain defendants had asserted indemnity claims against Verisign in connection with these matters.

On July 13, 2011, the parties reached an agreement in principle to settle this matter and the defendants, including Verisign, previously reached an agreement in principle to resolve the indemnity claims noted above. The parties have entered into fully documented settlement agreements. Under the agreement to resolve the Herbert case, class members will be able to claim a full refund for premium text message charges incurred entering the Lucky Case Game. Verisign will pay sixty percent of the settlement costs but will receive an approximately $0.5 million contribution towards those costs from a co-defendant as part of the indemnity claim settlement. The Company has accrued for the expected settlement costs, which were not material to its financial condition or results of operations. See Note 4, “Discontinued Operations,” of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. This estimate of the expected settlement costs, by its nature, is based on judgment and currently available information and involves a variety of factors, including, but not limited to, the type and nature of the lawsuit, the progress of the lawsuit, and the Company’s experience in similar matters. Given the inherent uncertainties involved in litigation, the Company cannot assure you that the ultimate resolution of this matter will not exceed the amount accrued for the settlement costs.

The court granted preliminary approval of the Herbert settlement on September 19, 2011 and final approval on December 19, 2011.

Indemnifications

In connection with the sale of the Authentication Services business to Symantec in August 2010, the Company has agreed to indemnify Symantec for certain potential legal claims arising from the operation of the Authentication Services business for a period of sixty months after the closing of the sale transaction. The Company’s indemnification obligations in this regard are triggered only when indemnifiable claims exceed in the aggregate $4.0 million. Thereafter, the Company is obligated to indemnify Symantec for 50% of all indemnifiable claims. The Company’s maximum indemnification obligation with respect to these claims was capped at $125.0 million until February 9, 2012, at which time the cap was reduced to $50.0 million.

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

VERISIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011, 2010 AND 2009

operations. The Company cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expense and may result in significant diversion of management attention.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Historically, there have been no significant losses related to such guarantees.

EXHIBITS

As required under Item 15—Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.75	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Powers of Attorney (Included as part of the signature pages hereto).

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
+	Indicates a management contract or compensatory plan or arrangement.