Form 10-Q
period 2012-03-31
VERISIGN INC/CA
filed 2012-04-27
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding April 20, 2012
Common stock, $.001 par value	157,987,693

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,353,040	$1,313,349
Marketable securities	32,803	32,860
Accounts receivable, net	13,553	14,974
Deferred tax assets and other current assets	74,287	86,598
Total current assets	1,473,683	1,447,781
Property and equipment, net	328,474	327,136
Goodwill and other intangible assets, net	53,525	53,848
Other assets	27,078	27,414
Total long-term assets	409,077	408,398
Total assets	$1,882,760	$1,856,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$99,640	$156,385
Deferred revenues	542,976	502,538
Total current liabilities	642,616	658,923
Long-term deferred revenues	240,314	226,033
Convertible debentures, including contingent interest derivative	592,821	590,086
Long-term debt	100,000	100,000
Long-term deferred tax liabilities	333,181	325,527
Other long-term liabilities	45,161	43,717
Total long-term liabilities	1,311,477	1,285,363
Total liabilities	1,954,093	1,944,286
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 317,722 at March 31, 2012 and 316,781 at December 31, 2011; Outstanding shares: 158,352 at March 31, 2012 and 159,422 at December 31, 2011	318	317
Additional paid-in capital	20,084,011	20,135,237
Accumulated deficit	(20,152,568)	(20,220,577)
Accumulated other comprehensive loss	(3,094)	(3,084)
Total stockholders’ deficit	(71,333)	(88,107)
Total liabilities and stockholders’ deficit	$1,882,760	$1,856,179
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$205,726	$181,523
Costs and expenses:
Cost of revenues	41,256	40,869
Sales and marketing	27,815	22,391
Research and development	14,765	13,594
General and administrative	23,508	33,629
Restructuring charges	(548)	5,530
Total costs and expenses	106,796	116,013
Operating income	98,930	65,510
Interest expense	(12,340)	(11,820)
Non-operating income, net	807	5,478
Income from continuing operations before income taxes	87,397	59,168
Income tax expense	(21,292)	(16,875)
Income from continuing operations, net of tax	66,105	42,293
Income (loss) from discontinued operations, net of tax	1,904	(1,522)
Net income	68,009	40,771
Foreign currency translation adjustments	—	28
Change in unrealized gain on investments, net of tax	(5)	(458)
Realized gain on investments, net of tax, included in net income	(5)	(27)
Other comprehensive loss	(10)	(457)
Comprehensive income	$67,999	$40,314

Basic income (loss) per share:
Continuing operations	$0.41	$0.25
Discontinued operations	0.02	(0.01)
Net income	$0.43	$0.24
Diluted income (loss) per share:
Continuing operations	$0.41	$0.25
Discontinued operations	0.01	(0.01)
Net income	$0.42	$0.24
Shares used to compute net income per share:
Basic	159,344	170,193
Diluted	162,881	171,979
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$68,009	$40,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	12,741	13,968
Stock-based compensation	8,130	14,950
Excess tax benefit associated with stock-based compensation	(3,567)	(3,615)
Other, net	1,006	2,129
Changes in operating assets and liabilities
Accounts receivable	1,392	(985)
Deferred tax assets and other assets	12,720	3,975
Accounts payable and accrued liabilities	(44,872)	(16,814)
Deferred revenues	54,719	35,908
Net cash provided by operating activities	110,278	90,287
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	5,060	11,238
Purchases of marketable securities	(5,082)	(18,008)
Purchases of property and equipment	(12,917)	(15,565)
Other investing activities	—	(1,181)
Net cash used in investing activities	(12,939)	(23,516)
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	11,390	16,550
Repurchases of common stock	(75,149)	(207,428)
Excess tax benefit associated with stock-based compensation	3,567	3,615
Other financing activities	189	—
Net cash used in financing activities	(60,003)	(187,263)
Effect of exchange rate changes on cash and cash equivalents	2,355	1,690
Net increase (decrease) in cash and cash equivalents	39,691	(118,802)
Cash and cash equivalents at beginning of period	1,313,349	1,559,628
Cash and cash equivalents at end of period	$1,353,040	$1,440,826
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$20,036	$20,062
Cash paid for income taxes, net of refunds received	$13,186	$2,539
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Interim Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by VeriSign, Inc. (“Verisign” or the “Company”) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in Verisign's fiscal 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) filed with the SEC on February 24, 2012.

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	March 31, 2012	December 31, 2011
	(In thousands)
Cash	$965,745	$1,127,196
Money market funds	333,165	132,145
Time deposits	58,052	57,930
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,803	32,860
Total	$1,389,765	$1,350,131

Included in Cash and cash equivalents	$1,353,040	$1,313,349
Included in Marketable securities	$32,803	$32,860
Included in Other assets (Restricted cash)	$3,922	$3,922

As of March 31, 2012, the Company held marketable securities with maturities between one and three years that consisted of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The fair value of the marketable securities as of March 31, 2012 was $32.8 million including gross and net unrealized gains of $0.2 million which were included in accumulated other comprehensive income.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

		Fair Value Measurement Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of March 31, 2012:
Assets:
Investments in money market funds	$333,165	$333,165	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,803	—	32,803	—
Foreign currency forward contracts (1)	251	—	251	—
Total	$366,219	$333,165	$33,054	$—
Liabilities:
Contingent interest derivative on Convertible Debentures	$12,438	$—	$—	$12,438
Foreign currency forward contracts (2)	372	—	372	—
Total	$12,810	$—	$372	$12,438
As of December 31, 2011:
Assets:
Investments in money market funds	$132,145	$132,145	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,860	—	32,860	—
Foreign currency forward contracts (1)	49	—	49	—
Total	$165,054	$132,145	$32,909	$—
Liabilities:
Contingent interest derivative on Convertible Debentures	$11,625	$—	$—	$11,625
Foreign currency forward contracts (2)	444	—	444	—
Total	$12,069	$—	$444	$11,625

(1)	Included in Deferred tax assets and other current assets

(2)	Included in Accounts payable and accrued liabilities

The fair value of the Company's investments in money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company's investments in fixed income securities are obtained using the weighted average price of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources. Such instruments are included in either Cash and cash equivalents or Marketable securities.

The fair value of the Company's foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the Convertible Debentures. The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of March 31, 2012, the valuation of the contingent interest derivative assumed a volatility rate of approximately 31%. A hypothetical 10% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 5% at March 31, 2012. A hypothetical 1%

increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company's contingent interest derivative on Convertible Debentures during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$11,625	$10,500
Unrealized loss on contingent interest derivative on Convertible Debentures	813	450
Ending balance	$12,438	$10,950
Other
The Company's other financial instruments include cash, accounts receivable, restricted cash, accounts payable, and long-term debt. As of March 31, 2012, the carrying value of these financial instruments approximated their fair value. The fair value of the Company's Convertible Debentures as of March 31, 2012, is $1.6 billion, and is based on available market information from public data sources. The fair value measurement of the Company's Convertible Debentures is classified as Level 2.
Note 4. Other Balance Sheet Items
Deferred Tax Assets and Other Current Assets
Deferred tax assets and other current assets consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Deferred tax assets	$61,801	$64,751
Prepaid expenses	10,548	12,016
Non-trade receivables	1,475	9,452
Other	463	379
Total deferred tax assets and other current assets	$74,287	$86,598
Non-trade receivables as of December 31, 2011 consisted primarily of income tax receivables which were subsequently collected during the three months ended March 31, 2012.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accounts payable	$15,693	$19,283
Accrued employee compensation	27,468	40,251
Customer deposits, net	15,187	18,558
Taxes payable, deferred and other tax liabilities	13,437	28,441
Accrued restructuring costs	6,707	8,685
Other accrued liabilities	21,148	41,167
Total accounts payable and accrued liabilities	$99,640	$156,385
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2011 was paid during the three months ended March 31, 2012. Taxes payable, deferred and other tax liabilities as of March 31, 2012 reflects a decrease in current taxes payable from December 31, 2011 as the result of income tax payments made during the three months ended March 31, 2012. As of March 31, 2012, Accrued restructuring costs primarily represents the remaining lease payments to be made related to excess facilities that were abandoned as part of the relocation of the Company's headquarters during 2011. Other accrued liabilities include miscellaneous vendor payables and interest on the

Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15.
Note 5. Stockholders’ Deficit
On July 27, 2010, the Company’s Board of Directors (“Board”) authorized the repurchase of up to approximately $1.1 billion of common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase authorization of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. During the three months ended March 31, 2012 the Company repurchased 1.8 million shares of its common stock, at an average stock price of $37.34. The aggregate cost of the repurchases under the 2010 Share Buyback Program in the three months ended March 31, 2012 was $68.4 million. As of March 31, 2012, $762.9 million remained available for further repurchases under the 2010 Share Buyback Program.
During the three months ended March 31, 2012, the Company placed 0.2 million shares, at an average stock price of $37.58, for an aggregate cost of $6.7 million, into treasury stock to cover tax withholdings upon vesting of Restricted Stock Units (“RSUs”).
Since inception the Company has repurchased 159.4 million shares of its common stock for an aggregate cost of $4.7 billion, which is recorded as a reduction of Additional paid-in capital.
Note 6. Calculation of Net Income per Share
The Company computes basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share gives effect to dilutive potential common shares, including outstanding stock options, unvested RSUs, conversion spread relating to the Convertible Debentures, and employee stock purchases using the treasury stock method. The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Weighted-average number of common shares outstanding	159,344	170,193
Weighted-average potential shares of common stock outstanding:
Stock options	201	445
Unvested RSUs	767	814
Conversion spread related to Convertible Debentures	2,541	506
Employee stock purchase plan	28	21
Shares used to compute diluted net income per share	162,881	171,979
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Weighted-average stock options outstanding	60	301
Weighted-average exercise price	$40.81	$38.24
Weighted-average RSUs outstanding	2	32
Employee stock purchase plan	120	510

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Operations and Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Stock-based compensation:
Cost of revenues	$1,537	$1,990
Sales and marketing	1,516	1,854
Research and development	1,242	1,518
General and administrative	3,835	6,599
Restructuring charges	—	2,989
Total stock-based compensation expense	$8,130	$14,950

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Stock-based compensation:
Stock options	$355	$1,463
Employee stock purchase plan	1,010	1,180
RSUs	7,413	10,215
RSUs/Stock options acceleration	—	2,989
Capitalization (Included in Property and equipment, net)	(648)	(897)
Total stock-based compensation expense	$8,130	$14,950
Note 8. Interest Expense
The following table presents the components of the Company's interest expense:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Contractual interest on Convertible Debentures	$10,156	$10,156
Amortization of debt discount on the Convertible Debentures	1,935	1,783
Interest capitalized to Property and equipment, net	(388)	(144)
Credit facility and other interest expense	637	25
Total interest expense	$12,340	$11,820
Note 9. Income Taxes
The following table presents the income tax expense from continuing operations and the effective tax rate:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Income tax expense from continuing operations	$21,292	$16,875
Effective tax rate	24%	29%
The effective tax rate for the three months ended March 31, 2012 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates and the release of a $2.7 million valuation allowance which related to investments with differing book and tax bases, partially offset by state income taxes and non-deductible stock based compensation. The effective tax rate for the three months ended March 31, 2011 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state taxes and non-deductible stock based compensation.
Note 10. Contingencies

Legal Proceedings
On May 31, 2007, plaintiffs Karen Herbert, et al., on behalf of themselves and a nationwide class of consumers, filed a complaint against Verisign, m-Qube, Inc., and other defendants alleging that defendants collectively operated an illegal lottery under the laws of multiple states by allowing viewers of the NBC television show “Deal or No Deal” to incur premium text message charges in order to participate in an interactive television promotion called “Lucky Case Game.” The lawsuit is pending in the U.S. District Court for the Central District of California, Western Division. The defendants' motion to dismiss the Herbert matter was denied by the district court on December 3, 2007 and that ruling was appealed. On July 8, 2010, the Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction and remanded the case to the district court. Certain defendants had asserted indemnity claims against Verisign in connection with these matters.
On July 13, 2011, the parties reached an agreement in principle to settle this matter and the defendants, including Verisign, previously reached an agreement in principle to resolve the indemnity claims noted above. The parties have entered into fully documented settlement agreements. Under the agreement to resolve the Herbert case, class members will be able to claim a full refund for premium text message charges incurred entering the Lucky Case Game. Verisign will pay sixty percent of the settlement costs but will receive an approximately $0.5 million contribution towards those costs from a co-defendant as part of the indemnity claim settlement. The Company has accrued for the expected settlement costs, which were not material to its financial condition or results of operations. See Note 4, “Discontinued Operations,” of Notes to Consolidated Financial Statements in the 2011 Form 10-K. This estimate of the expected settlement costs, by its nature, is based on judgment and currently available information and involves a variety of factors, including, but not limited to, the type and nature of the lawsuit, the progress of the lawsuit, and the Company's experience in similar matters. Given the inherent uncertainties involved in litigation, the Company cannot assure you that the ultimate resolution of this matter will not exceed the amount accrued for the settlement costs.
The court granted preliminary approval of the Herbert settlement on September 19, 2011 and final approval on December 19, 2011.
On March 5, 2012, a complaint entitled Warhanek v. Bidzos, et al. was filed in the United States District Court for the District of Delaware. The complaint asserts derivative claims on behalf of Verisign against current directors D. James Bidzos, William L. Chenevich, Roger H. Moore, Kathleen A. Cote, John D. Roach, Louis A. Simpson, Timothy Tomlinson and a former director, President and Chief Executive Officer Mark D. McLaughlin (the “Director Defendants”). The complaint also asserts one derivative claim against officers and certain former officers Richard H. Goshorn, Christine C. Brennan, and Kevin A. Werner (the “Executive Defendants,” and together with the Director Defendants and nominal defendant Verisign, the “Defendants”).
The complaint alleges that the Director Defendants fraudulently obtained shareholder approval of certain incentive-based compensation plans by misrepresenting the tax deductibility of certain compensation paid to Verisign's executive officers, including the Executive Defendants. Verisign adopted and obtained shareholder approval of several incentive-based compensation plans, including a 2010 Annual Incentive Compensation Plan (“AICP”), and an Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan (“2006 Plan”) and these plans were submitted to shareholders for approval in the 2010 and 2011 Proxy Statements (the “Proxy Statements”), respectively. The complaint alleges that the Proxy Statements falsely disclosed, or failed to adequately disclose, the material terms under which performance-based compensation would be paid under the AICP and the 2006 Plan. The complaint further alleges that the Proxy Statements falsely represented that certain compensation paid to certain employees in excess of $1 million would be tax deductible.
The complaint asserts derivative claims against the Director Defendants for (1) violations of Section 14(a) of the Exchange Act for making false statements in and omitting material facts from the Proxy Statements; (2) breach of fiduciary duty; and (3) waste of corporate assets. The complaint asserts an additional derivative claim against the Director Defendants and Executive Defendants for unjust enrichment based on compensation payments they received under the AICP or the 2006 Plan, as disclosed in the Proxy Statements. No demand was made on the Board to institute this action, and the complaint alleges that any such demand would be futile because each director is either interested or lacks independence with respect to the challenges to the AICP and 2006 Plan. The relief sought by the complaint includes, among other things, an order nullifying the shareholder approval of the AICP and the 2006 Plan, an injunction requiring correction of the alleged misrepresentations in the Company's Proxy Statements, and an order requiring equitable accounting, with disgorgement, in favor of the Company for the purported losses it has and will sustain.
The Defendants intend to defend this action vigorously.
Indemnifications
In connection with the sale of the Authentication Services business to Symantec in August 2010, the Company has agreed to indemnify Symantec for certain potential legal claims arising from the operation of the Authentication Services business for a period of sixty months after the closing of the sale transaction. The Company's indemnification obligations in this regard are triggered only when indemnifiable claims exceed in the aggregate $4.0 million. Thereafter, the Company is obligated to indemnify Symantec for 50% of all indemnifiable claims. The Company's maximum indemnification obligation with respect to these claims was capped at $125.0 million until February 9, 2012, at which time the cap was reduced to $50.0 million.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in 2012 and our 2011 Form 10-K, which was filed on February 24, 2012, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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
Our business consists of one reportable segment, Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. As of March 31, 2012, we had approximately 116.7 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance services to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service Protection Services. Revenues from NIA Services are not significant in relation to our consolidated revenue.
Business Highlights and Trends

•
We recorded revenues of $205.7 million during the three months ended March 31, 2012. This represents an increase of 13% in the three months ended March 31, 2012, as compared to the same period in 2011. The increase was primarily due to an 8% year-over-year increase in active domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012.

•
We recorded operating income of $98.9 million during the three months ended March 31, 2012, an increase of 51% as compared to the same period last year. The increase was primarily due to an increase in our revenues as well as a reduction in restructuring expenses and general and administrative expenses as we realize the effect of post-divestiture cost savings.

•	We repurchased 1.8 million shares of our common stock under the 2010 Share Buyback Program for an aggregate cost of $68.4 million during the three months ended March 31, 2012.

•
We generated cash flows from operating activities of $110.3 million during the three months ended March 31, 2012, an increase of 22% as compared to the same period last year. The increase was primarily due to an increase in cash received from customers resulting from revenue growth, partially offset by an increase in income taxes paid.

•
On March 27, 2012, the Internet Corporation of Assigned Names and Numbers (“ICANN”) posted renewal terms negotiated between Verisign and ICANN for the .com Registry Agreement which are substantially the same as the terms contained in the existing .com Registry Agreement except for new provisions regarding indemnification and audit rights, consistent with the other five largest generic top level domain ("gTLD") registry agreements (including the .net agreement).

•
Through ICANN's new gTLD application process, which is expected to close in May 2012, we applied for 14 new gTLDs including 12 transliterations of .com and .net. In addition, applicants for approximately 220 new gTLDs selected us to provide back-end registry services.

•
In April 2011, the Company appointed George E. Kilguss, III to the position of Chief Financial Officer effective May 14, 2012. Mr. Kilguss most recently served as Chief Financial Officer of Internap Network Services Corporation and has significant financial management, operations, and development experience in publicly traded technology companies, as well as in the investment banking sector. John Calys, who has served as Interim Chief Financial Officer since September 2011 will remain with the Company as Vice President, Controller.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended
	March 31,
	2012	2011
Revenues	100%	100%
Costs and expenses
Cost of revenues	20	23
Sales and marketing	14	12
Research and development	7	7
General and administrative	11	19
Restructuring charges	—	3
Total costs and expenses	52	64
Operating income	48	36
Interest expense	(6)	(7)
Non-operating income, net	—	3
Income from continuing operations before income taxes	42	32
Income tax expense	(10)	(9)
Income from continuing operations, net of tax	32	23
Income (loss) from discontinued operations, net of tax	1	(1)
Net income	33%	22%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenue. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On January 15, 2012, we increased our .com domain name registration fees by 7% from $7.34 to $7.85 and .net domain name registration fees by10% from $4.65 to $5.11. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenue.

A comparison of revenues is presented below:

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Revenues	$205,726	13%	$181,523
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	March 31, 2012	% Change	March 31, 2011
Active domain names ending in .com and .net	116.7 million	8%	108.0 million

Our revenues increased by $24.2 million during the three months ended March 31, 2012, as compared to the same period last year, primarily due to an 8% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012 as per our agreements with ICANN.
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
During the first quarter of 2012, ICANN began the application process for new gTLDs, including new IDN gTLDs. The application period is expected to close in May 2012, and new registration opportunities are expected to be available beginning in 2013. We applied directly for 14 new gTLDs including 12 transliterations of .com and .net. In addition, applicants for approximately 220 new gTLDs selected us to provide back-end registry services. We cannot predict whether we will be successful in becoming the registry for all or any of these gTLDs or whether any of the 220 applications for which we would serve as the back-end service provider will be successful, and whether there will be any delays in ICANN's application or approval process.
We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors—We may face additional competition, operational and other risks from the introduction of new TLDs by ICANN, which could have a material adverse effect on our business and results of operations,” of this Form 10-Q.
Geographic revenues
We generate revenue in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
U.S.	$125,928	13%	$111,383
EMEA	31,102	24%	25,059
APAC	30,669	11%	27,601
Other	18,027	3%	17,480
Total revenues	$205,726		$181,523
Revenues are generally attributed to the country of domicile and the respective regions in which our registrars are located.
Revenues from each of the respective regions increased during the three months ended March 31, 2012, as compared to the same period last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in January 2012. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and domain name promotional programs. Mature markets such as the U.S., where broadband and e-commerce have seen strong market penetration, are expected to see decreasing incremental growth rates reflecting the maturing of the markets. We expect to see larger increases in certain international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted.
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
A comparison of cost of revenues is presented below:

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Cost of revenues	$41,256	1%	$40,869
Cost of revenues increased slightly during the three months ended March 31, 2012, as compared to the same period last year, due to increases in salary and employee benefits expenses, partially offset by a decrease in depreciation expenses. Salary and employee benefits expenses increased by $1.7 million due to an increase in the average headcount to support our Registry Services business and continued growth of our NIA Services business. Depreciation expenses decreased by $1.4 million due to the acceleration of depreciation on an abandoned software project in the three months ended March 31, 2011 and a change in the estimated useful lives of computer hardware and equipment assets from three years to four years beginning in 2012.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2012 as compared to the three months ended March 31, 2012.
Sales and marketing
Sales and marketing expenses consist primarily of salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, gTLD application costs, trade shows, costs of lead generation, costs of computer and communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as online, television, radio, print and direct mail advertising costs, and allocations of indirect costs such as corporate overhead.
A comparison of sales and marketing expenses is presented below:

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Sales and marketing	$27,815	24%	$22,391
Sales and marketing expenses increased during the three months ended March 31, 2012, as compared to the same period last year, due to increases in salary and employee benefits expenses and fees paid to ICANN for gTLD applications. Salary and employee benefits expenses increased by $1.9 million due to an increase in the average headcount related to growth in the NIA Services sales team and additional marketing personnel supporting our Registry Services and NIA Services businesses. During the three months ended March 31, 2012, we incurred fees of $2.4 million related to applications for new gTLDs.
We expect sales and marketing expenses as a percentage of revenues to decrease slightly during the remainder of 2012 as compared to the three months ended March 31, 2012.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Research and development	$14,765	9%	$13,594
Research and development expenses increased during the three months ended March 31 2012, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses. Salary and employee benefits expenses increased by $1.7 million due to an increase in average headcount to support the development of our DNS infrastructure and new services.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2012 as compared to the three months ended March 31 2012.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
General and administrative	$23,508	(30)%	$33,629
General and administrative expenses decreased during the three months ended March 31, 2012, as compared to the same period last year primarily due to a decrease in salary and employee benefits expenses. Salary and employee benefits expenses decreased by $7.1 million as a result of reduced corporate support functions subsequent to the divestiture of the Authentication Services business and a decrease in stock-based compensation expenses due to additional vested RSUs granted to option holders during the three months ended March 31, 2011 as they did not participate in the December 2010 special cash dividend.
We expect general and administrative expenses as a percentage of revenue to decrease slightly during the remainder of 2012 as compared to the three months ended March 31, 2012.
Restructuring charges
Restructuring charges in the three months ended March 31, 2012 decreased from the same period of the prior year as we substantially completed our 2010 Restructuring Plan during the fourth quarter of 2011.
Interest expense
See Note 8, "Interest Expense" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Non-operating income, net
Non-operating income, net, consists primarily of income from transition services agreements, interest earned on our cash, cash equivalents, and marketable securities, net gains or losses on the sale and impairment of investments, net gains or losses on the divestiture of certain businesses, unrealized gains and losses on the contingent interest derivative on the Convertible Debentures, and the net effect of foreign currency gains and losses.
A comparison of non-operating income, net, is presented below:

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Non-operating income, net	$807	(85)%	$5,478

Non-operating income, net, decreased during the three months ended March 31, 2012, as compared to the same period last year, primarily due to decreases in transition services related to divestitures and interest and dividend income. Income from transition services decreased by $2.4 million due to decreases in the volume of services provided related to divested businesses. Interest and dividend income decreased by $1.8 million due to lower invested balances after the sale of the majority of our marketable securities during 2011.
Income tax expense
See Note 9, "Income Taxes" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Income (loss) from discontinued operations, net of tax
Income from discontinued operations before income taxes for the three months ended March 31, 2012 primarily represents the reversal of certain retained liabilities related to the prior operations of a divested business. Income from discontinued operations for the three months ended March 31, 2011 primarily represents adjustments to gains or losses on divestitures completed in 2009, as a result of the resolution of certain retained litigation of a divested business and a $2.9 million discrete income tax charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business.

Liquidity and Capital Resources
In summary, our cash flows for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$110,278	$90,287
Net cash used in investing activities	(12,939)	(23,516)
Net cash used in financing activities	(60,003)	(187,263)
Effect of exchange rate changes on cash and cash equivalents	2,355	1,690
Net increase (decrease) in cash and cash equivalents	$39,691	$(118,802)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.
Net cash provided by operating activities in the three months ended March 31, 2012 increased primarily due to an increase in cash received from customers which resulted from revenue growth compared to the same period last year. This increase was partially offset by increases in payments for income taxes and payments to suppliers and employees during the three months ended March 31, 2012 compared to the same period of the prior year.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The decrease in cash used in investing activities in the three months ended March 31, 2012 from the same period in the prior year was primarily due to a decrease in purchases of marketable securities partially offset by a decrease in the proceeds from sales of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to borrowings from our credit facility, stock repurchases, stock option exercises, our employee stock purchase plan ("ESPP"), excess tax benefits from stock-based compensation, and dividend payments.
Net cash used in financing activities decreased primarily due to a decrease in the amount of share repurchases made during the three months ended March 31, 2012 compared to the same period of the prior year. This decrease was partially offset by a decrease in the proceeds from stock option exercises and our ESPP.
Other Liquidity and Capital Resources Information

	March 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$1,353,040	$1,313,349
Marketable securities	32,803	32,860
Total	$1,385,843	$1,346,209
As of March 31, 2012, our principal source of liquidity was $1.4 billion of cash and cash equivalents and $32.8 million of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of time deposits and amounts deposited in money market funds. As of March 31, 2012, all marketable securities were invested in fixed income securities with maturities between one and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
As of March 31, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $1.1 billion. Our intent is to permanently reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. Currently, we do not anticipate that we will need funds that were generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures since December 31, 2011.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), as of March 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 10, “Contingencies,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	current global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and customer renewals;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•	our success in direct marketing and promotional campaigns;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors' products and services;

•	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services or services provided by third-party registrars or their resellers;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the perceived reliability of our products and services;

•
potential attacks on the service offerings of our distributors, such as distributed denial-of-service (“DDoS”) attacks, which could limit the availability of their service offerings and their ability to offer our products and services;

•	changes in policies regarding Internet administration imposed by governments or governmental authorities outside the U.S.;

•	potential disruptions in regional registration behaviors due to catastrophic natural events or armed conflict;

•	changes in the level of spending for information technology-related products and services by our customers; and

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
An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, the eurozone crisis and the U.S. economic environment. The economic, social and political environment has or may negatively impact, among other things:

•
our customers' continued growth and development of their businesses and our customers' ability to continue as going concerns or maintain their businesses, which could affect demand for our products and services;

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
The operation of our business depends on numerous factors.
The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names and the DNS are used for e-commerce and communications;

•	changes in customer behavior, Internet platforms, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our current or new customers, of new products and services, including our NIA Services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events and armed conflict;

•	seasonal fluctuations in business activity;

•	our ability to implement remedial actions in response to any attacks by nefarious actors; and

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions.
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

•	the DOC's or ICANN's interpretation of provisions of our agreements with either of them could differ from ours;

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
Our Registry Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Registry Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, changes in customer preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, a failure of the .com Registry Agreement to renew on the same or similar terms when it expires on November 30, 2012 could have a material adverse effect on our business.

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
As of March 31, 2012, we had 123, or 12%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate;

•	differing and uncertain regulatory requirements;

•	legal uncertainty regarding liability, enforcing our contracts and compliance with foreign laws;

•	tariffs and other trade barriers and restrictions;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	currency fluctuations, as a small portion of our international revenues are not always denominated in U.S. dollars and some of our costs are denominated in foreign currencies;

•	high costs associated with repatriating profits to the U.S.;

•	potential problems associated with adapting our services to technical conditions existing in different countries;

•	difficulty of verifying customer information;

•	political instability;

•	failure of foreign laws to protect our U.S. proprietary rights adequately;

•	more stringent privacy policies in some foreign countries;

•	additional vulnerability from terrorist groups targeting U.S. interests abroad;

•	seasonal reductions in business activity;

•	potentially conflicting or adverse tax consequences; and

•	reliance on third parties in foreign markets in which we only recently started doing business.

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
As of March 31, 2012, we had $1.4 billion in cash, cash equivalents, marketable securities and restricted cash, of which $32.8 million was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
Foreign, federal or state laws could have an adverse impact on our business, financial condition, results of operations, and our ability to conduct business in certain foreign countries. For example, laws designed to restrict who can register domain names, the on-line distribution of certain materials deemed harmful to children, on-line gambling (especially as we consider providing NIA Services and Registry Services to this sector), counterfeit goods, and cybersquatting; laws designed to require registrants to provide additional documentation or information in connection with domain name registrations; and laws designed to promote cyber security may impose significant additional costs on our business or subject us to additional liabilities. We have contracts pursuant to which we provide services to the U.S. government and even though these contracts are immaterial, they impose compliance costs, including compliance with the Federal Acquisition Regulation, which could be significant to the Company.
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
Currently, Internet users navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines changed the value of their algorithms on the use of a domain for finding a website; (iii) Internet users' preferences or practices were to shift away from direct navigation; (iv) Internet users were to increase the use of web and phone applications to locate and access content; or (v) Internet users were to increase the use of second or third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names could decrease.
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
In addition, our Registry Services business and certain of our other services depend on the efficient operation of the Internet connections from customers to our secure data centers and from our customers to the Shared Registration System. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past beyond our scope of control.
A failure in the operation of our top-level domain name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. In the event that a registrar has not implemented back up services recommended by us in conformance with industry best practices, a failure in the operation of our Shared Registration System could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could also result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market's perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
In addition, a failure in our NIA Services could have a negative impact on our reputation and our business could suffer.
If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.
We retain certain customer and employee information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated form of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the domain name root zone servers and top-level domain name zone servers that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market's perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
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

We also license third-party technology that is used in our products and services to perform key functions. These third-

party technology licenses may not continue to be available to us on commercially reasonable terms or at all. Our business would suffer if we lost the rights to use certain of these technologies. Additionally, another party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of or our inability to obtain or maintain any of these technology licenses could harm our business.
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
In addition to possible intellectual property litigation and infringement claims, we may become involved in other claims, lawsuits and investigations. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Given the inherent uncertainties in litigation,  even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management's attention and resources from other matters.
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
During the third quarter of 2011, our Board appointed D. James Bidzos, our Executive Chairman, as President and Chief Executive Officer, and John Calys, our Vice President, Controller, as Interim Chief Financial Officer, following the resignations of our President and Chief Executive Officer and our Chief Financial Officer, respectively. The Company recently announced the appointment of George E. Kilguss, III to fill the chief financial officer position, effective May 14, 2012. During the period of transition following the commencement of Mr. Kilguss' employment, there may be operational inefficiencies as the chief financial officer becomes familiar with our business and operations.

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
Deferred income taxes are not provided on most of the undistributed earnings of our foreign subsidiaries because these earnings are intended to be indefinitely reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations.
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
We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, Security Services X-Force Threat Analysis Service, Secunia ApS, Dell SecureWorks, McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc.'s Dynect Platform, NeuStar Ultra Services, OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc. and Afilias Limited.
We may face additional competition, operational and other risks from the introduction of new TLDs by ICANN, which could have a material adverse effect on our business and results of operations.
Additional competition to our business may arise from the introduction of new TLDs by ICANN. ICANN announced the introduction of new gTLDs, which include IDN gTLDs. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. An application period for other new domain extensions opened in January 2012 and is expected to close in May 2012, with new registration opportunities expected to be available beginning in 2013. We do not yet know the impact, if any, that these new domain extensions may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business and results of operations.
Applicants that have registered to apply for such new TLDs may have greater financial, technical, marketing and other resources than we do. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD; however, it is uncertain whether ICANN and/or the DOC would approve the necessary changes to Verisign's existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage.
We have applied for 14 gTLDs, including 12 IDN gTLDs. There is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors. Similarly, while we have entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new domain extensions or that such domain extensions will be successful. Furthermore, our agreements to provide back-end registry services directly to other applicants and indirectly through reseller relationships expose us to operational and other risks. For, example, the increase in the number of gTLDs for which we provide registry services on a standalone basis or as a back-end service provider could further increase costs or increase the frequency or scope of targeted attacks from nefarious actors. Finally, IDN TLDs face additional challenges in that current desktop software does not ubiquitously recognize IDN TLDs and may be slow to adopt standards even if demand for such products is strong.
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
Under the agreement reached with Symantec for the sale of our Authentication Services business (the “Symantec Agreement”), we agreed to several terms that may pose risks to us, including the potential for confusion by the public with respect to Symantec's right to use certain of our trademarks, brands and domain names, as well as the risk that current or potential investors in or customers of the Company may incorrectly attribute to the Company problems with Symantec products or services that currently use the VERISIGN brand pursuant to a license granted by the Company to Symantec. Any such confusion may have a negative impact on our reputation, our brand and the market for our products and services. In addition, we may determine that certain assets transferred to Symantec could have been useful in our Naming Services businesses or in other future endeavors, requiring us to forego future opportunities or design or purchase alternatives which could be costly and less effective than the transferred assets. Further, we may not be able to achieve the full strategic and financial benefits we expect from the sale of our Authentication Services business.
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
As of March 31, 2012, we had one billion authorized common shares, of which 158.4 million shares were outstanding. In addition, of our authorized common shares, 19.0 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Convertible Debentures, we have a substantial amount of long-term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $200.0 million. As of March 31, 2012, we had borrowed $100.0 million under the Facility. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities. The Facility is described in Note 7, “Debt and Interest Expense,” of the Notes to Consolidated Financial Statements of our 2011 Form 10-K.
We may not have the ability to repurchase the Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Convertible Debentures.
As a result of the sale of the Convertible Debentures, we have a substantial amount of long-term debt outstanding. Holders of our outstanding Convertible Debentures will have the right to require us to repurchase the Convertible Debentures upon the occurrence of a fundamental change as defined in the Indenture dated as of August 20, 2007 (the “Indenture”) between the Company and U.S. Bank National Association, as Trustee. Although, in certain situations, the indenture requires us to pay this repurchase price in cash, we may not have sufficient funds to repurchase the Convertible Debentures in cash or have the ability to arrange necessary financing on acceptable terms or at all. In addition, upon conversion of the Convertible Debentures, we will be permitted, if we so elect, to make cash payments to the holders of the Convertible Debentures based on the conversion value (as defined in the Indenture) of the Convertible Debentures being converted. Such payments could be significant, and we may not have sufficient funds to make them at such time.
A fundamental change may also constitute an event of default or prepayment under, or result in the acceleration of the maturity of, our then-existing indebtedness. Our ability to repurchase the Convertible Debentures in cash or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the Convertible Debentures when required would result in an event of default with respect to the Convertible Debentures.
While we currently have the intent and ability to settle the principal in cash, if we conclude that we no longer have the ability, in the future, we will be required to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share will most likely be lower under the if-converted method as compared to the treasury stock method.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
January 1 – 31, 2012	—	$—	—	$831.3 million
February 1 – 29, 2012	670	37.05	670	806.5 million
March 1 – 31, 2012	1,162	37.51	1,162	762.9 million
	1,832		1,832

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

Date: April 27, 2012	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: April 27, 2012	By:	/S/ JOHN D. CALYS
John D. Calys
Interim Chief Financial Officer