Form 10-Q
period 2012-06-30
VERISIGN INC/CA
filed 2012-07-27
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 20, 2012
Common stock, $.001 par value	156,394,428

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$315,621	$1,313,349
Marketable securities	1,122,397	32,860
Accounts receivable, net	12,653	14,974
Deferred tax assets and other current assets	79,940	86,598
Total current assets	1,530,611	1,447,781
Property and equipment, net	329,328	327,136
Goodwill and other intangible assets, net	53,202	53,848
Other assets	28,883	27,414
Total long-term assets	411,413	408,398
Total assets	$1,942,024	$1,856,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$112,508	$156,385
Deferred revenues	560,127	502,538
Total current liabilities	672,635	658,923
Long-term deferred revenues	243,622	226,033
Convertible debentures, including contingent interest derivative	597,935	590,086
Long-term debt	100,000	100,000
Long-term deferred tax liabilities	341,733	325,527
Other long-term liabilities	45,294	43,717
Total long-term liabilities	1,328,584	1,285,363
Total liabilities	2,001,219	1,944,286
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 317,982 at June 30, 2012 and 316,781 at December 31, 2011; Outstanding shares: 156,667 at June 30, 2012 and 159,422 at December 31, 2011	318	317
Additional paid-in capital	20,027,665	20,135,237
Accumulated deficit	(20,084,096)	(20,220,577)
Accumulated other comprehensive loss	(3,082)	(3,084)
Total stockholders’ deficit	(59,195)	(88,107)
Total liabilities and stockholders’ deficit	$1,942,024	$1,856,179
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$214,142	$189,844	$419,868	$371,367
Costs and expenses:
Cost of revenues	42,844	40,667	84,100	81,536
Sales and marketing	26,313	22,179	54,128	44,570
Research and development	15,461	13,074	30,226	26,668
General and administrative	22,726	28,206	46,234	61,835
Restructuring charges	(182)	3,659	(730)	9,189
Total costs and expenses	107,162	107,785	213,958	223,798
Operating income	106,980	82,059	205,910	147,569
Interest expense	(12,580)	(111,856)	(24,920)	(123,676)
Non-operating (loss) income, net	(2,097)	6,149	(1,290)	11,627
Income (loss) from continuing operations before income taxes	92,303	(23,648)	179,700	35,520
Income tax (expense) benefit	(23,831)	15,967	(45,123)	(908)
Income (loss) from continuing operations, net of tax	68,472	(7,681)	134,577	34,612
(Loss) income from discontinued operations, net of tax	—	(2,929)	1,904	(4,451)
Net income (loss)	68,472	(10,610)	136,481	30,161
Foreign currency translation adjustments	—	48	—	76
Change in unrealized gain on investments, net of tax	42	1,077	37	609
Realized gain on investments, net of tax, included in net income (loss)	(30)	(1,398)	(35)	(1,415)
Other comprehensive income (loss)	12	(273)	2	(730)
Comprehensive income (loss)	$68,484	$(10,883)	$136,483	$29,431

Basic income (loss) per share:
Continuing operations	$0.43	$(0.05)	$0.85	$0.20
Discontinued operations	—	(0.01)	0.01	(0.02)
Net income (loss)	$0.43	$(0.06)	$0.86	$0.18
Diluted income (loss) per share:
Continuing operations	$0.42	$(0.05)	$0.82	$0.20
Discontinued operations	—	(0.01)	0.01	(0.02)
Net income (loss)	$0.42	$(0.06)	$0.83	$0.18
Shares used to compute net income per share
Basic	157,599	167,471	158,471	169,751
Diluted	164,178	167,471	163,530	171,850
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$136,481	$30,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	26,273	27,642
Stock-based compensation	16,584	29,014
Excess tax benefit associated with stock-based compensation	(11,638)	(854)
Other, net	10,947	1,627
Changes in operating assets and liabilities
Accounts receivable	2,213	354
Deferred tax assets and other assets	5,855	(12,786)
Accounts payable and accrued liabilities	(16,644)	(22,736)
Deferred revenues	75,178	50,814
Net cash provided by operating activities	245,249	103,236
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	8,101	369,586
Purchases of marketable securities	(1,097,669)	(44,038)
Purchases of property and equipment	(26,242)	(29,481)
Other investing activities	(520)	(1,181)
Net cash (used in) provided by investing activities	(1,116,330)	294,886
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	15,348	32,445
Repurchases of common stock	(152,725)	(310,671)
Payment of dividends to stockholders	—	(463,498)
Excess tax benefit associated with stock-based compensation	11,638	854
Other financing activities	189	—
Net cash used in financing activities	(125,550)	(740,870)
Effect of exchange rate changes on cash and cash equivalents	(1,097)	3,285
Net decrease in cash and cash equivalents	(997,728)	(339,463)
Cash and cash equivalents at beginning of period	1,313,349	1,559,628
Cash and cash equivalents at end of period	$315,621	$1,220,165
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$20,476	$120,082
Cash paid for income taxes, net of refunds received	$21,193	$4,737
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

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	June 30,	December 31,
	2012	2011
	(In thousands)
Cash	$79,731	$1,127,196
Money market funds	238,223	132,145
Time deposits	2,109	57,930
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,122,397	32,860
Total	$1,442,460	$1,350,131

Included in Cash and cash equivalents	$315,621	$1,313,349
Included in Marketable securities	$1,122,397	$32,860
Included in Other assets (Restricted cash)	$4,442	$3,922

The following table presents the contractual maturities of the Marketable securities held as of June 30, 2012:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Fair Value
	(In thousands)
Due within one year	$1,092,220	$59	$1,092,279
Due after one year through three years	29,931	187	30,118
Total	$1,122,151	$246	$1,122,397

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

		Fair Value Measurement Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of June 30, 2012
Assets:
Investments in money market funds	$238,223	$238,223	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,122,397	1,089,571	32,826	—
Foreign currency forward contracts (1)	536	—	536	—
Total	$1,361,156	$1,327,794	$33,362	$—
Liabilities:
Contingent interest derivative on Convertible Debentures	$15,585	$—	$—	$15,585
Foreign currency forward contracts (2)	72	—	72	—
Total	$15,657	$—	$72	$15,585
As of December 31, 2011:
Assets:
Investments in money market funds	$132,145	$132,145	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,860	—	32,860	—
Foreign currency forward contracts (1)	49	—	49	—
Total	$165,054	$132,145	$32,909	$—
Liabilities:
Contingent interest derivative on Convertible Debentures	$11,625	$—	$—	$11,625
Foreign currency forward contracts (2)	444	—	444	—
Total	$12,069	$—	$444	$11,625

(1)	Included in Deferred tax assets and other current assets

(2)	Included in Accounts payable and accrued liabilities

The fair value of the Company's investments in money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the Company's investments in fixed income securities consisting of U.S. Treasury bills is based on their quoted market prices and are classified as Level 1. The fair value of the Company's investments in other fixed income securities are obtained using the weighted average price of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources and are classified as Level 2. The Company's investments in fixed income securities are included in Marketable securities.

The fair value of the Company's foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the Convertible Debentures. The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of June 30, 2012, the valuation of the contingent interest derivative assumed a volatility rate of approximately 33%. A hypothetical

10% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 5% at June 30, 2012. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company's contingent interest derivative on Convertible Debentures during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$12,438	$10,950	$11,625	$10,500
Unrealized loss (gain) on contingent interest derivative on Convertible Debentures	3,147	(700)	3,960	(250)
Ending balance	$15,585	$10,250	$15,585	$10,250
Other
The Company's other financial instruments include cash, accounts receivable, restricted cash, accounts payable, and long-term debt. As of June 30, 2012, the carrying value of these financial instruments approximated their fair value. The fair value of the Company's Convertible Debentures as of June 30, 2012, is $1.8 billion, and is based on available market information from public data sources. The fair value measurement of the Company's Convertible Debentures is classified as Level 2.
Note 4. Other Balance Sheet Items
Deferred Tax Assets and Other Current Assets
Deferred tax assets and other current assets consist of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Deferred tax assets	$62,012	$64,751
Prepaid expenses	15,182	12,016
Non-trade receivables	2,087	9,452
Other	659	379
Total deferred tax assets and other current assets	$79,940	$86,598
Non-trade receivables as of December 31, 2011 consisted primarily of income tax receivables which were subsequently collected during the six months ended June 30, 2012.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Accounts payable	$16,019	$19,283
Accrued employee compensation	32,011	40,251
Customer deposits, net	17,287	18,558
Taxes payable, deferred and other tax liabilities	12,547	28,441
Accrued restructuring costs	5,068	8,685
Other accrued liabilities	29,576	41,167
Total accounts payable and accrued liabilities	$112,508	$156,385
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Accrued employee incentive compensation as of December 31, 2011 was paid during the six months ended June 30, 2012. Taxes payable, deferred and other tax liabilities as of June 30, 2012 reflects a decrease in current taxes payable from December 31, 2011 as the result of income tax payments made during the six months ended June 30, 2012. As of June 30, 2012, Accrued restructuring costs represents the remaining lease payments to be made related to excess facilities that were abandoned as part of the relocation of the Company's headquarters during 2011. Other accrued liabilities include miscellaneous vendor payables and interest on the Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15. Other accrued liabilities as of December 31, 2011 included certain retained liabilities related to divested businesses that were reversed or paid during the six months ended June 30, 2012.
Note 5. Stockholders’ Deficit
On July 27, 2010, the Company’s Board of Directors (“Board”) authorized the repurchase of up to approximately $1.1 billion of common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase authorization of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. During the three and six months ended June 30, 2012 the Company repurchased 1.9 million and 3.7 million shares of its common stock, respectively, at an average stock price of $39.88 and $38.64, respectively. The aggregate cost of the repurchases under the 2010 Share Buyback Program in the three and six months ended June 30, 2012 was $76.1 million and $144.5 million, respectively. As of June 30, 2012, $686.9 million remained available for further repurchases under the 2010 Share Buyback Program.
During the six months ended June 30, 2012, the Company placed 0.2 million shares, at an average stock price of $38.19 and for an aggregate cost of $8.3 million, into treasury stock for purposes related to tax withholdings upon vesting of Restricted Stock Units (“RSUs”). The Company placed less than 0.1 million shares into treasury for purposes related to tax withholdings during the three months ended June 30, 2012.
Since inception the Company has repurchased 161.3 million shares of its common stock for an aggregate cost of $4.8 billion, which is presented as a reduction of Additional paid-in capital.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Weighted-average number of common shares outstanding	157,599	167,471	158,471	169,751
Weighted-average potential shares of common stock outstanding:
Stock options	189	—	195	436
Unvested RSUs	659	—	713	802
Conversion spread related to Convertible Debentures	5,636	—	4,089	833
Employee stock purchase plan	95	—	62	28
Shares used to compute diluted net income per share	164,178	167,471	163,530	171,850
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Weighted-average stock options outstanding	58	2,443	59	270
Weighted-average exercise price	$40.81	$27.14	$40.81	$38.43
Weighted-average RSUs outstanding	4	2,856	3	17
Employee stock purchase plan	—	653	60	255

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Operations and Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$1,451	$1,846	$2,988	$3,836
Sales and marketing	1,833	1,697	3,349	3,551
Research and development	1,327	1,353	2,569	2,871
General and administrative	3,843	7,179	7,678	13,778
Restructuring charges	—	1,989	—	4,978
Total stock-based compensation expense	$8,454	$14,064	$16,584	$29,014

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Stock options	$281	$1,031	$636	$2,494
Employee stock purchase plan	1,098	798	2,108	1,978
RSUs	7,822	11,141	15,235	21,356
RSUs/Stock options acceleration	—	1,989	—	4,978
Capitalization (Included in Property and equipment, net)	(747)	(895)	(1,395)	(1,792)
Total stock-based compensation expense	$8,454	$14,064	$16,584	$29,014
Note 8. Interest Expense
The following table presents the components of the Company's interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Contractual interest on Convertible Debentures	$10,156	$10,156	$20,312	$20,313
Amortization of debt discount on the Convertible Debentures	1,975	1,819	3,910	3,602
Contingent interest to holders of Convertible Debentures	—	100,020	—	100,020
Interest capitalized to Property and equipment, net	(176)	(166)	(564)	(310)
Credit facility and other interest expense	625	27	1,262	51
Total interest expense	$12,580	$111,856	$24,920	$123,676
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
Note 9. Non-operating (Loss) Income, Net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest and dividend income	$605	$1,579	$905	$3,670
Unrealized (loss) gain on contingent interest derivative on Convertible Debentures	(3,147)	700	(3,960)	250
Income from transition services agreements	1,086	2,271	2,179	5,733
Other, net	(641)	1,599	(414)	1,974
Total non-operating (loss) income, net	$(2,097)	$6,149	$(1,290)	$11,627
Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Unrealized losses on the contingent interest derivative on the Convertible Debentures in the three and six months ended June 30, 2012, reflect the change in value of the derivative that resulted primarily from an increase in the Company's stock price. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. This income decreases over time as the transition services agreements expire. Other, net for the three and six months ended June 30, 2011 includes $2.3 million of realized gains on the sale of investments. Gains on the sale of investments in the three and six months ended June 30, 2012 were not material.
Note 10. Income Taxes
The following table presents the income tax expense from continuing operations and the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Income tax (expense) benefit from continuing operations	$(23,831)	$15,967	$(45,123)	$(908)
Effective tax rate	26%	68%	25%	3%
The effective tax rate for the three and six months ended June 30, 2012 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates and the release of $0.4 million and $3.1 million of valuation allowances, respectively, which related to investments with differing book and tax bases, partially offset by state income taxes and non-deductible stock based compensation. The effective tax rate for the three and six months ended June 30, 2011 differed from the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by state income taxes and non-deductible stock based compensation. In the three months ended June 30, 2011, the Company also recognized a discrete income tax benefit of $39.7 million relating to the contingent interest paid to the holders of the Company's Convertible Debentures.
Note 11. Contingencies

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
The complaint asserts derivative claims against the Director Defendants for (1) violations of Section 14(a) of the Exchange Act for making false statements in and omitting material facts from the Proxy Statements; (2) breach of fiduciary duty; and (3) waste of corporate assets. The complaint asserts an additional derivative claim against the Director Defendants and Executive Defendants for unjust enrichment based on compensation payments they received under the AICP or the 2006 Plan, as disclosed in the Proxy Statements. No demand was made on the Board to institute this action, and the complaint alleges that any such demand would be futile because each director is either interested or lacks independence with respect to the challenges to the AICP and 2006 Plan. The relief sought by the complaint includes, among other things, an order nullifying the shareholder approval of the AICP and the 2006 Plan, an injunction requiring correction of the alleged misrepresentations in the Company's Proxy Statements, and an order requiring equitable accounting, with disgorgement, in favor of the Company for the purported losses it has and will sustain. On May 25, 2012, the defendants filed motions to dismiss this action in its entirety.
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
Our business consists of one reportable segment, Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services is the registry operator for all .com, .net, .cc, .tv, and .name domain names and also operates the back-end systems for all .gov, .jobs and .edu domain names. As of June 30, 2012, we had approximately 118.5 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Although growth in absolute number of registrations remains greatest in the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance services to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service Protection Services. Revenues from NIA Services are not significant in relation to our consolidated revenue.
Business Highlights and Trends

•
On June 23, 2012, the board of directors of Internet Corporation of Assigned Names and Numbers (“ICANN”) approved the renewal of our agreement to serve as the authoritative registry operator for the .com registry for the term commencing on December 1, 2012, through November 30, 2018. Our board of directors approved the renewal of the .com registry agreement on June 16, 2012. The U.S. Department of Commerce (the Department) is now reviewing the renewal of the .com registry agreement under the terms of the Cooperative Agreement between the Department and Verisign.

•
We recorded revenues of $214.1 million and $419.9 million during the three and six months ended June 30, 2012, respectively. This represents an increase of 13% in both the three and six months ended June 30, 2012, as compared to the same periods in 2011. The increase was primarily due to an 8% year-over-year increase in active domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012.

•
We recorded operating income of $107.0 million and $205.9 million during the three and six months ended June 30, 2012, respectively, an increase of 30% and 40%, respectively, as compared to the same periods last year. The increase was primarily due to an increase in our revenues as well as a reduction in restructuring expenses and general and administrative expenses as we realize the effect of post-divestiture cost savings.

•
We repurchased 1.9 million and 3.7 million shares, respectively, of our common stock under the 2010 Share Buyback Program for an aggregate cost of $76.1 million and $144.5 million, respectively, during the three and six months ended June 30, 2012.

•
We generated cash flows from operating activities of $245.2 million during the six months ended June 30, 2012, an increase of 138% as compared to the same period last year. The increase was primarily due to the payment of $100.0 million of contingent interest to the holders of our Convertible Debentures during 2011 and an increase in cash received from customers resulting from revenue growth in 2012, partially offset by an increase in income taxes paid.

•
We purchased $1.1 billion of marketable securities during the six months ended June 30, 2012. Substantially all of the marketable securities purchased in 2012 consisted of U.S. Treasury bills with maturities of less than one year.

Pursuant to our agreements with ICANN, Verisign makes available on its website at www.verisigninc.com/zone files containing all active domain names registered in the .com and .net registries. On July 26, 2012, at the same website address, Verisign began making available a summary of the number of active domain names registered in the .com and .net registries and the number of .com and .net domain names that are registered but are not configured for use. These files and the related summary data will be updated at least once per day. The update times may vary each day. The summary data provided on the website includes domain names that, at the time of publication, were recently purchased and subject to a five day grace period during which the domain names may be deleted and a credit may be issued to a registrar (the “add grace period”). The number of active domain names subject to the add grace period is typically immaterial. The numbers provided in this Form 10-Q are the numbers as of midnight of the date reported, include domain names registered but not configured for use, and do not include domain names subject to the add grace period and therefore cannot be compared to the summary posted on our website. Information available on, or accessible through, this website is not incorporated herein by reference.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	20	21	20	22
Sales and marketing	12	12	13	12
Research and development	7	7	7	7
General and administrative	11	15	11	17
Restructuring charges	—	2	—	2
Total costs and expenses	50	57	51	60
Operating income	50	43	49	40
Interest expense	(6)	(59)	(6)	(33)
Non-operating (loss) income, net	(1)	3	—	3
Income (loss) from continuing operations before income taxes	43	(13)	43	10
Income tax (expense) benefit	(11)	8	(11)	—
Income (loss) from continuing operations, net of tax	32	(5)	32	10
(Loss) income from discontinued operations, net of tax	—	(1)	1	(2)
Net income (loss)	32%	(6)%	33%	8%
Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenue. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations, in each case as impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On January 15, 2012, we increased our .com domain name registration fees by 7% from $7.34 to $7.85 and .net domain name registration fees by 10% from $4.65 to $5.11. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We are largely insulated from the risk posed by fluctuations in exchange rates due to the fact that all revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenue.
A comparison of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
Revenues	$214,142	13%	$189,844	$419,868	13%	$371,367
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	June 30, 2012	% Change	June 30, 2011
Active domain names ending in .com and .net	118.5 million	8%	109.9 million

Our revenues increased by $24.3 million and $48.5 million during the three and six months ended June 30, 2012, as compared to the same periods last year, primarily due to an 8% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012 as per our agreements with ICANN.
The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2012 as a result of further Internet growth. In addition, we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our marketing programs. According to published reports, Google recently changed its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This could make such websites less profitable and result in fewer domain registrations and renewals. We believe that some first time renewing websites affected by this change did not renew during the second quarter. We expect revenues to increase in fiscal 2012 as compared to fiscal 2011 as a result of continued growth in the number of active domain names ending in .com and .net and implementation of the price increase which became effective in January 2012 as domain names are renewed at the increased price.
During the first half of 2012, ICANN began the application process for new gTLDs, including new IDN gTLDs. The application period closed in May 2012, and new registration opportunities are expected to be available beginning in 2013. We applied directly for 14 new gTLDs including 12 transliterations of .com and .net. In addition, applicants for approximately 220 new gTLDs selected us to provide back-end registry services. We cannot predict whether we will be successful in becoming the registry for all or any of these gTLDs or whether any of the 220 applications for which we would serve as the back-end service provider will be successful, and whether there will be any delays in ICANN's approval process.
We cannot assess the impact, if any, the introduction of these new gTLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors—We may face additional competition, operational and other risks from the introduction of new TLDs by ICANN, which could have a material adverse effect on our business and results of operations,” of this Form 10-Q.
Geographic revenues
We generate revenue in the U.S.; Australia, China, India and other Asia Pacific countries (“APAC”); Europe, the Middle East and Africa (“EMEA”); and certain other countries including Canada and Latin American countries.
The following table presents a comparison of our geographic revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
U.S.	$129,180	12%	$115,800	$255,107	12%	$227,183
EMEA	33,176	14%	29,171	63,845	12%	56,771
APAC	32,311	21%	26,625	63,414	23%	51,684
Other	19,475	7%	18,248	37,502	5%	35,729
Total revenues	$214,142		$189,844	$419,868		$371,367
Revenues are generally attributed to the country of domicile and the respective regions in which our registrars are located.
Revenues from each of the respective regions increased during the three and six months ended June 30, 2012, as compared to the same period last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and domain name promotional programs. Mature markets such as the U.S., where broadband and e-commerce have seen strong market penetration, are expected to see decreasing incremental growth rates reflecting the maturing of the markets. We expect to see larger increases in certain international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted.
Cost of revenues
Cost of revenues consist primarily of salaries and employee benefits expenses for our personnel who manage the operational systems, depreciation expenses, operational costs associated with the delivery of our services, fees paid to ICANN, customer support and training, consulting and development services, costs of facilities and computer equipment used in these activities, telecommunications expense and allocations of indirect costs such as corporate overhead.
A comparison of cost of revenues is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
Cost of revenues	$42,844	5%	$40,667	$84,100	3%	$81,536
Cost of revenues increased during the three months ended June 30, 2012, as compared to the same period last year, due to increases in a variety of expenses, none of which were individually significant.
Cost of revenues increased during the six months ended June 30, 2012, as compared to the same period last year, due to increases in salary and employee benefits expenses and direct cost of revenues, partially offset by a decrease in depreciation expenses. Salary and employee benefits expenses increased by $1.9 million due to an increase in the average headcount to support our Registry Services business and continued growth of our NIA Services business, partially offset by a decrease in stock-based compensation due to additional vested RSUs granted to option holders during the six months ended June 30, 2011 as they did not participate in the May 2011 and December 2010 special cash dividends. Direct cost of revenues increased by $1.5 million, primarily due to an increase in the .tv registry fees required to be paid in the renewed .tv registry agreement, which took effect beginning in 2012. Depreciation expenses decreased by $2.2 million due to the acceleration of depreciation on an abandoned software project in the six months ended June 30, 2011 and a change in the estimated useful lives of computer hardware and equipment assets from three years to four years beginning in 2012.
We expect cost of revenues as a percentage of revenues to decrease during the remainder of 2012 compared to the six months ended June 30, 2012 due to revenue growth resulting from the increase in .com and .net registry fees in January 2012 and our continued focus on effectively managing our expenses.
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

A comparison of sales and marketing expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
Sales and marketing	$26,313	19%	$22,179	$54,128	21%	$44,570
Sales and marketing expenses increased during the three months ended June 30, 2012, as compared to the same period last year, due to increases in salary and employee benefits expenses and advertising expenses. Salary and employee benefits expenses increased by $1.9 million due to an increase in the average headcount related to growth in the NIA Services sales and marketing teams and the expansion of the international marketing team for our Registry Services business. Advertising expenses increased by $2.5 million due to increases in product marketing initiatives promoting our Registry Services business.
Sales and marketing expenses increased during the six months ended June 30, 2012, as compared to the same period last year, due to increases in salary and employee benefits expenses, advertising expenses, fees paid to ICANN for gTLD applications and allocated overhead expenses. Salary and employee benefits expenses increased by $3.4 million due to an increase in the average headcount related to growth in the NIA Services sales and marketing teams and the expansion of the international marketing team for our Registry Services business partially offset by a decrease in stock-based compensation due to additional vested RSUs granted to option holders during the six months ended June 30, 2011 as they did not participate in the May 2011 and December 2010 special cash dividends. Advertising expenses increased by $3.0 million due to increases in product marketing initiatives promoting our Registry Services business. During the six months ended June 30, 2012, we incurred fees of $2.6 million related to applications for new gTLDs. Allocated overhead expenses increased by $1.5 million due to an increase in the relative headcount of the sales and marketing function compared to other functions.
We expect sales and marketing expenses as a percentage of revenues to decrease during the remainder of 2012 compared to the six months ended June 30, 2012 due to revenue growth resulting from the increase in .com and .net registry fees in January 2012 and our continued focus on effectively managing our expenses.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
Research and development	$15,461	18%	$13,074	$30,226	13%	$26,668
Research and development expenses increased during the three months ended June 30, 2012, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses. Salary and employee benefits expenses increased by $1.5 million due to an increase in average headcount to support the development of our DNS infrastructure and new services partially offset by a decrease in stock-based compensation due to additional vested RSUs granted to option holders during the three months ended June 30, 2011 as they did not participate in the May 2011 special cash dividend.
Research and development expenses increased during the six months ended June 30, 2012, compared to the same period last year, primarily due to increases in salary and employee benefits expenses and contract and professional services expenses, partially offset by an increase in capitalized labor. Salary and employee benefits expenses increased by $2.9 million due to an increase in average headcount to support the development of our DNS infrastructure and new services partially offset by a decrease in stock-based compensation due to additional vested RSUs granted to option holders during the six months ended June 30, 2011 as they did not participate in the May 2011 and December 2010 special cash dividends. Contract and professional services increased by $1.7 million primarily to support projects in our NIA Services business. Capitalized labor increased by $1.7 million due to an increase in the volume of work performed on internally developed software projects.
We expect research and development expenses as a percentage of revenues to increase during the remainder of 2012 compared to the six months ended June 30, 2012 as we further invest in the development of our product portfolio.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
General and administrative	$22,726	(19)%	$28,206	$46,234	(25)%	$61,835
General and administrative expenses decreased during the three months ended June 30, 2012, as compared to the same period last year primarily due to decreases in salary and employee benefits expenses and contract and professional services expenses. These decreases were partially offset by an increase in miscellaneous expenses. Salary and employee benefits expenses decreased by $7.0 million, including a $3.3 million decrease in stock-based compensation, as a result of reduced headcount in corporate support functions subsequent to the divestiture of the Authentication Services business. Stock-based compensation expenses decreased due to additional vested RSUs granted to option holders during the three months ended June 30, 2011 as they did not participate in the May 2011 special cash dividend. Contract and professional services expenses decreased by $2.1 million due to reductions in consulting services expenses. Miscellaneous expenses increased due to the release of $5.9 million of liabilities related to non-income tax expenses as a result of the lapse of the statutes of limitations during the three months ended June 30, 2011.
General and administrative expenses decreased during the six months ended June 30, 2012, as compared to the same period last year primarily due to decreases in salary and employee benefits expenses, contract and professional services expenses, occupancy expenses and an increase in overhead costs allocated to other cost types. These decreases were partially offset by an increase in miscellaneous expenses. Salary and employee benefits expenses decreased by $14.1 million, including a $6.1 million decrease in stock-based compensation, as a result of reduced headcount in corporate support functions subsequent to the divestiture of the Authentication Services business. Stock-based compensation expenses decreased due to additional vested RSUs granted to option holders during the six months ended June 30, 2011 as they did not participate in the May 2011 and December 2010 special cash dividends. Contract and professional services expenses decreased by $2.8 million due to reductions in consulting services expenses. Occupancy expenses decreased by $2.3 million as we exited certain facilities in Mountain View, California and Dulles, Virginia during 2011 as part of the relocation of our corporate headquarters. Overhead expenses allocated to other cost types increased by $2.9 million due to a decrease in the relative headcount of the general and administrative function compared to other functions subsequent to the divestiture of the Authentication Services business. Miscellaneous expenses increased due to the release of $5.9 million of liabilities related to non-income tax expenses as a result of the lapse of the statutes of limitations during the six months ended June 30, 2011.
We expect general and administrative expenses as a percentage of revenue to decrease during the remainder of 2012 compared to the six months ended June 30, 2012 due to revenue growth resulting from the increase in .com and .net registry fees in January 2012 and our continued focus on effectively managing our expenses.
Restructuring charges
Restructuring charges in the three and six months ended June 30, 2012 decreased from the same periods of the prior year as we substantially completed our 2010 Restructuring Plan during the fourth quarter of 2011.
Interest expense
See Note 8, "Interest Expense" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Non-operating (loss) income, net
See Note 9, "Non-operating (loss) income, net" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Income tax expense
See Note 10, "Income Taxes" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
(Loss) Income from discontinued operations, net of tax
Income from discontinued operations before income taxes for the six months ended June 30, 2012 primarily represents the reversal of certain retained liabilities related to the prior operations of a divested business. Losses from discontinued operations before income taxes for the three and six months ended June 30, 2011 primarily represent the effects of certain retained litigation of the divested businesses. Income tax expense for discontinued operations for the six months ended June 30, 2011 includes a $2.9 million discrete charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business.

Liquidity and Capital Resources
In summary, our cash flows for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$245,249	$103,236
Net cash (used in) provided by investing activities	(1,116,330)	294,886
Net cash used in financing activities	(125,550)	(740,870)
Effect of exchange rate changes on cash and cash equivalents	(1,097)	3,285
Net decrease in cash and cash equivalents	$(997,728)	$(339,463)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.
Net cash provided by operating activities in the six months ended June 30, 2012 increased due to an increase in cash received from customers which resulted from revenue growth compared to the same period last year and a reduction in interest paid as a result of the $100.0 million of contingent interest paid to holders of our Convertible Debentures in May 2011. This increase was partially offset by an increase in payments for income taxes during the six months ended June 30, 2012 compared to the same period of last year.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The changes in cash (used in) provided by investing activities in the six months ended June 30, 2012 compared to the same period last year was due to an increase in purchases of marketable securities and a decrease in the proceeds from sales of marketable securities.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to borrowings from our credit facility, stock repurchases, stock option exercises, our employee stock purchase plan ("ESPP"), excess tax benefits from stock-based compensation, and dividend payments.
Net cash used in financing activities decreased primarily due to the payment of a special cash dividend in May 2011 and a decrease in the amount of share repurchases made during the six months ended June 30, 2012 compared to the same period of the prior year and an increase in realized excess tax benefits from exercises of stock options and vesting of RSUs, partially offset by a decrease in proceeds from stock option exercises and our ESPP.
Other Liquidity and Capital Resources Information

	June 30,	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$315,621	$1,313,349
Marketable securities	1,122,397	32,860
Total	$1,438,018	$1,346,209
As of June 30, 2012, our principal source of liquidity was $315.6 million of cash and cash equivalents and $1.1 billion of marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts deposited in money market funds.
The $1.1 billion of marketable securities held as of June 30, 2012 consist primarily of U.S. Treasury bills that were purchased during the second quarter of 2012 using funds held by foreign subsidiaries. All of the U.S. Treasury bills purchased have contractual maturities of less than one year. Approximately $30.1 million of marketable securities held as of June 30, 2012 have contractual maturities between one year and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
As of June 30, 2012, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion. Our intent is to permanently reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. Currently, we do not anticipate that we will need funds that were generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2012, we purchased $1.1 billion of marketable securities that consisted primarily of U.S. Treasury bills with maturities of less than one year. Due to the short maturity and credit quality of these investments, we do not believe there has been a significant change in our market risk exposure since December 31, 2011.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of June 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 11, “Contingencies,” of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Our Registry Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Registry Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, changes in customer preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, a failure of the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2012 could have a material adverse effect on our business.

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
As of June 30, 2012, we had 129, or 12%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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
As of June 30, 2012, we had $1.4 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.1 billion was invested in marketable securities. The marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!, could adversely affect the market for those domain names favored by such registrars and registrants resulting in a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google recently changed its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This could make such websites less profitable and result in fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on on-line advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names.

Changes in state taxation laws and regulations may discourage the registration or renewal of domain names for e-commerce.
Many Internet merchants are not currently required to pay sales or other similar taxes in respect of shipments of goods into most states. However, state taxation laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce. The enactment of any such law in any state may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.

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
A failure in the operation of our top-level domain name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. In the event that a registrar has not implemented back up services recommended by us in conformance with industry best practices, a failure in the operation of our Shared Registration System could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could also result in the deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market's perception of the security of e-

commerce and communications over the Internet as well as of the security or reliability of our services.
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
Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. The international use of the Company's logo could present additional potential risks for third party claims of infringement. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays in our business activities generally, or require us to develop a non-infringing logo or technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement was made against us, we could be required to pay damages or have portions of our business enjoined. If we could not identify and adopt an alternative non-infringing logo, develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.
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
During the second quarter of 2012, our Board appointed George E. Kilguss, III as Senior Vice President and Chief Financial Officer, effective May 14, 2012. During the period of transition following the commencement of Mr. Kilguss' employment, there may be operational inefficiencies as Mr. Kilguss becomes familiar with our business and operations.

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
We have also adopted a stockholder rights plan that may discourage, delay or prevent a change of control or the acquisition of a substantial block of our common stock and may make any future unsolicited acquisition attempt more difficult. The rights plan is scheduled to expire in September 2012. Under the rights plan:

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
We own the land and building in Reston, Virginia, which constitutes our headquarters facility. Ownership of this property, as well as our data centers in Sterling, Virginia and New Castle, Delaware, may subject us to risks, including:

•	adverse changes in the value of the properties, due to interest rate changes, changes in the commercial property markets, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability law, or other requirements;

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems; and

•	possible disputes with neighboring owners, service providers or others.
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
Additional competition to our business may arise from the introduction of new TLDs by ICANN. ICANN announced the introduction of new gTLDs, which include IDN gTLDs. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. On June 13, 2012, ICANN announced it received 1930 applications to operate over 1400 new gTLDs, with new registration opportunities expected to be available beginning in 2013. We do not yet know the impact, if any, that these new domain extensions may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business and results of operations.
Applicants for new gTLDs include companies which may have greater financial, marketing and other resources than we do, including companies that are existing competitors as well as domain name registrars and new entrants into the domain name industry. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD; however, it is uncertain whether ICANN and/or the DOC would approve the necessary changes to Verisign's existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage.
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
As of June 30, 2012, we had one billion authorized common shares, of which 156.7 million shares were outstanding. In addition, of our authorized common shares, 18.7 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Convertible Debentures, we have a substantial amount of long-term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $200.0 million. As of June 30, 2012, we had borrowed $100.0 million under the Facility. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities. The Facility is described in Note 7, “Debt and Interest Expense,” of the Notes to Consolidated Financial Statements of our 2011 Form 10-K.
We may not have the ability to repurchase the Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Convertible Debentures.
As a result of the sale of the Convertible Debentures, we have a substantial amount of long-term debt outstanding. Holders of our outstanding Convertible Debentures will have the right to require us to repurchase the Convertible Debentures upon the occurrence of a fundamental change as defined in the Indenture dated as of August 20, 2007 (the “Indenture”) between the Company and U.S. Bank National Association, as Trustee. Although, in certain situations, the indenture requires us to pay this repurchase price in cash, we may not have sufficient funds to repurchase the Convertible Debentures in cash or have the ability to arrange necessary financing on acceptable terms or at all. In addition, upon conversion of the Convertible Debentures, we will be permitted, if we so elect, to make cash payments to the holders of the Convertible Debentures based on the conversion value (as defined in the Indenture) of the Convertible Debentures being converted. Such payments could be significant, and we may not have sufficient funds to make them at such time. If our Convertible Debentures become currently redeemable or convertible for cash or other assets at the end of any fiscal period, we will  be required to reclassify the carrying value of the debt component to current liabilities and the corresponding carrying value of the equity component to temporary equity on the balance sheet for that period.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
April 1 – 30, 2012	447	$38.92	447	$745.6 million
May 1 – 31, 2012	761	40.16	761	715.0 million
June 1 – 30, 2012	700	$40.19	700	$686.9 million
	1,908		1,908

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

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

10.01	Employment Offer Letter between the Registrant and George E. Kilguss, III dated April 20, 2012. +

10.02	Letter Agreement between the Registrant and George E. Kilguss, III dated June 28, 2012. +

10.03	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates a management contract or compensatory plan or arrangement
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

Date: July 27, 2012	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: July 27, 2012	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer