Form 10-Q
period 2012-09-30
VERISIGN INC/CA
filed 2012-10-25
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding October 19, 2012
Common stock, $.001 par value	155,256,629

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
As required under Item 1—Financial Statements included in this section are as follows:

VERISIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$270,455	$1,313,349
Marketable securities	1,221,797	32,860
Accounts receivable, net	11,270	14,974
Deferred tax assets	—	64,751
Prepaid expenses and other current assets	26,967	21,847
Total current assets	1,530,489	1,447,781
Property and equipment, net	329,358	327,136
Goodwill and other intangible assets, net	53,062	53,848
Long-term deferred tax assets	55,193	2,758
Other long-term assets	15,162	24,656
Total long-term assets	452,775	408,398
Total assets	$1,983,264	$1,856,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$106,137	$156,385
Convertible debentures, including contingent interest derivative	603,113	—
Deferred revenues	563,706	502,538
Deferred tax liabilities	344,404	—
Total current liabilities	1,617,360	658,923
Long-term deferred revenues	244,939	226,033
Convertible debentures, including contingent interest derivative	—	590,086
Long-term debt	100,000	100,000
Long-term deferred tax liabilities	3,322	325,527
Other long-term tax liabilities	44,255	43,717
Total long-term liabilities	392,516	1,285,363
Total liabilities	2,009,876	1,944,286
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 318,560 at September 30, 2012 and 316,781 at December 31, 2011; Outstanding shares: 155,541 at September 30, 2012 and 159,422 at December 31, 2011	319	317
Additional paid-in capital	19,979,858	20,135,237
Accumulated deficit	(20,006,186)	(20,220,577)
Accumulated other comprehensive loss	(603)	(3,084)
Total stockholders’ deficit	(26,612)	(88,107)
Total liabilities and stockholders’ deficit	$1,983,264	$1,856,179
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$223,528	$196,965	$643,396	$568,332
Costs and expenses:
Cost of revenues	41,460	41,694	125,560	123,230
Sales and marketing	22,928	25,090	77,056	69,660
Research and development	15,409	13,488	45,635	40,156
General and administrative	27,669	24,775	73,903	86,610
Restructuring charges	—	2,971	(730)	12,160
Total costs and expenses	107,466	108,018	321,424	331,816
Operating income	116,062	88,947	321,972	236,516
Interest expense	(12,619)	(11,797)	(37,539)	(135,473)
Non-operating (loss) income, net	(1,742)	3,591	(3,032)	15,218
Income from continuing operations before income taxes	101,701	80,741	281,401	116,261
Income tax expense	(24,882)	(22,126)	(70,005)	(23,034)
Income from continuing operations, net of tax	76,819	58,615	211,396	93,227
Income (loss) from discontinued operations, net of tax	1,091	301	2,995	(4,150)
Net income	77,910	58,916	214,391	89,077
Foreign currency translation adjustments	—	(78)	—	(2)
Change in unrealized gain on investments, net of tax	2,499	94	2,536	703
Realized gain on investments, net of tax, included in net income	(20)	(1,136)	(55)	(2,551)
Other comprehensive income (loss)	2,479	(1,120)	2,481	(1,850)
Comprehensive income	$80,389	$57,796	$216,872	$87,227

Basic income (loss) per share:
Continuing operations	$0.49	$0.36	$1.34	$0.56
Discontinued operations	0.01	—	0.02	(0.03)
Net income	$0.50	$0.36	$1.36	$0.53
Diluted income (loss) per share:
Continuing operations	$0.46	$0.36	$1.28	$0.55
Discontinued operations	0.01	—	0.02	(0.02)
Net income	$0.47	$0.36	$1.30	$0.53
Shares used to compute net income per share
Basic	156,261	163,046	157,729	167,492
Diluted	166,575	163,902	164,540	169,176
See accompanying Notes to Condensed Consolidated Financial Statements.

VERISIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$214,391	$89,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment and amortization of other intangible assets	39,652	41,455
Stock-based compensation	26,391	36,107
Excess tax benefit associated with stock-based compensation	(20,765)	(1,851)
Other, net	15,650	6,804
Changes in operating assets and liabilities
Accounts receivable	3,602	(38)
Prepaid expenses and other assets	17,087	(12,434)
Accounts payable and accrued liabilities	(9,211)	(7,338)
Deferred revenues	80,074	59,905
Net cash provided by operating activities	366,871	211,687
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	393,677	543,503
Purchases of marketable securities	(1,579,234)	(75,705)
Purchases of property and equipment	(39,868)	(63,444)
Other investing activities	(638)	(1,179)
Net cash (used in) provided by investing activities	(1,226,063)	403,175
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	26,573	41,510
Repurchases of common stock	(231,391)	(548,803)
Payment of dividends to stockholders	—	(463,498)
Excess tax benefit associated with stock-based compensation	20,765	1,851
Other financing activities	189	(1,117)
Net cash used in financing activities	(183,864)	(970,057)
Effect of exchange rate changes on cash and cash equivalents	162	(1,645)
Net decrease in cash and cash equivalents	(1,042,894)	(356,840)
Cash and cash equivalents at beginning of period	1,313,349	1,559,628
Cash and cash equivalents at end of period	$270,455	$1,202,788
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$40,829	$140,047
Cash paid for income taxes, net of refunds received	$19,975	$5,299
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

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	September 30,	December 31,
	2012	2011
	(In thousands)
Cash	$83,924	$1,127,196
Money market funds	37,389	132,145
Time deposits	3,705	57,930
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,368,755	32,860
Equity securities of a public company	3,039	—
Total	$1,496,812	$1,350,131

Included in Cash and cash equivalents	$270,455	$1,313,349
Included in Marketable securities	$1,221,797	$32,860
Included in Other assets (Restricted cash)	$4,560	$3,922

The following table presents the contractual maturities of the debt securities held as of September 30, 2012:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Fair Value
	(In thousands)
Due within one year	$1,335,654	$83	$1,335,737
Due after one year through three years	32,806	212	33,018
Total	$1,368,460	$295	$1,368,755
The Company's investment in the equity securities of a public company has a cost basis of zero and a fair value of $3.0 million as of September 30, 2012. Upon shares of the entity becoming publicly traded during the three months ended September 30, 2012, the Company reclassified the investment to available-for-sale securities and recorded an unrealized gain of $3.0 million in Other comprehensive income.

Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

		Fair Value Measurement Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of September 30, 2012
Assets:
Investments in money market funds	$37,389	$37,389	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,368,755	1,335,737	33,018	—
Equity securities of public company	3,039	—	3,039	—
Foreign currency forward contracts (1)	179	—	179	—
Total	$1,409,362	$1,373,126	$36,236	$—
Liabilities:
Contingent interest derivative on Convertible Debentures	$18,752	$—	$—	$18,752
Foreign currency forward contracts (2)	150	—	150	—
Total	$18,902	$—	$150	$18,752
As of December 31, 2011:
Assets:
Investments in money market funds	$132,145	$132,145	$—	$—
Investments in fixed income securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,860	—	32,860	—
Foreign currency forward contracts (1)	49	—	49	—
Total	$165,054	$132,145	$32,909	$—
Liabilities:
Contingent interest derivative on Convertible Debentures	$11,625	$—	$—	$11,625
Foreign currency forward contracts (2)	444	—	444	—
Total	$12,069	$—	$444	$11,625

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

The equity securities of a public company held by the Company at September 30, 2012 relate to a former cost method investment that the Company had previously written off. Beginning in September 2012, the equity securities held by the Company became publicly traded but are subject to a six month holding period which will expire in March 2013. The fair value of the investment is based on the quoted market price at the end of the period, adjusted for an estimate of the value of the six month restriction. As most of the significant inputs in the fair value are observable, the investment is classified as Level 2.

The fair value of the Company's foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the Convertible Debentures. The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of September 30, 2012, the valuation of the contingent interest derivative assumed a volatility rate of approximately 31%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 4% at September 30, 2012. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company's contingent interest derivative on Convertible Debentures during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$15,585	$10,250	$11,625	$10,500
Unrealized loss (gain) on contingent interest derivative on Convertible Debentures	3,167	(250)	7,127	(500)
Ending balance	$18,752	$10,000	$18,752	$10,000
Other
The Company's other financial instruments include cash, accounts receivable, restricted cash, accounts payable, and long-term debt. As of September 30, 2012, the carrying value of these financial instruments approximated their fair value. The fair value of the Company's Convertible Debentures as of September 30, 2012, is $1.9 billion, and is based on available market information from public data sources. The fair value measurement of the Company's Convertible Debentures is classified as Level 2.
Note 4. Other Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Prepaid expenses	$13,029	$12,016
Non-trade receivables	2,454	9,452
Debt issuance costs	10,857	—
Other	627	379
Total prepaid expenses and other current assets	$26,967	$21,847

Other Long-Term Assets
Other long-term assets consist of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Other tax receivable	$5,811	$5,811
Long-term investments	413	413
Debt issuance costs	732	11,830
Long-term restricted cash	4,560	3,922
Security deposit and other	3,646	2,680
Total other long-term assets	$15,162	$24,656
Non-trade receivables as of December 31, 2011 consisted primarily of income tax receivables which were subsequently collected during the nine months ended September 30, 2012. Debt issuance costs related to the Company's Convertible Debentures have been reclassified to Prepaid expenses and other current assets from Other long-term assets as the related Convertible Debentures were reclassified from long-term liabilities to current liabilities as of September 30, 2012 due to the fact that they are convertible at the option of each holder through December 31, 2012. Refer to Note 8 "Debt and interest expense" for further discussion of the Convertible Debentures.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Accounts payable	$11,135	$19,283
Accrued employee compensation	36,288	40,251
Customer deposits, net	16,435	18,558
Taxes payable and other tax liabilities	15,733	28,441
Accrued restructuring costs	3,599	8,685
Other accrued liabilities	22,947	41,167
Total accounts payable and accrued liabilities	$106,137	$156,385
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Taxes payable and other tax liabilities as of September 30, 2012 reflects a decrease in current taxes payable from December 31, 2011 as the result of income tax payments made during the nine months ended September 30, 2012. As of September 30, 2012, Accrued restructuring costs represents the remaining lease payments to be made related to excess facilities that were abandoned as part of the relocation of the Company's headquarters during 2011. Other accrued liabilities include miscellaneous vendor payables and interest on the Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15. Other accrued liabilities as of December 31, 2011 included certain retained liabilities related to divested businesses that were reversed or paid during the nine months ended September 30, 2012.
Note 5. Stockholders’ Deficit
On July 27, 2010, the Company’s Board of Directors (“Board”) authorized the repurchase of up to approximately $1.1 billion of common stock, in addition to the $393.6 million of its common stock remaining available for repurchase under the previous 2008 Share Buyback Program, for a total repurchase authorization of up to $1.5 billion of its common stock (collectively, the “2010 Share Buyback Program”). The 2010 Share Buyback Program has no expiration date. During the three and nine months ended September 30, 2012 the Company repurchased 1.7 million and 5.4 million shares of its common stock, respectively, at an average stock price of $46.16 and $40.95, respectively. The aggregate cost of the repurchases under the 2010 Share Buyback Program in the three and nine months ended September 30, 2012 was $76.5 million and $221.0 million, respectively. As of September 30, 2012, $610.3 million remained available for further repurchases under the 2010 Share Buyback Program.

During the nine months ended September 30, 2012, the Company placed 0.3 million shares, at an average stock price of $39.55 and for an aggregate cost of $10.4 million, into treasury stock for purposes related to tax withholdings upon vesting of Restricted Stock Units (“RSUs”). The Company placed less than 0.1 million shares into treasury for purposes related to tax withholdings during the three months ended September 30, 2012.
Since inception the Company has repurchased 163.0 million shares of its common stock for an aggregate cost of $4.8 billion, which is presented as a reduction of Additional paid-in capital.
Note 6. Calculation of Net Income per Share
The Company computes basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share gives effect to dilutive potential common shares, including outstanding stock options, unvested RSUs, conversion spread relating to the Convertible Debentures, and employee stock purchases, using the treasury stock method. The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Weighted-average number of common shares outstanding	156,261	163,046	157,729	167,492
Weighted-average potential shares of common stock outstanding:
Stock options	182	186	191	353
Unvested RSUs	806	667	744	756
Conversion spread related to Convertible Debentures	9,232	—	5,803	555
Employee stock purchase plan	94	3	73	20
Shares used to compute diluted net income per share	166,575	163,902	164,540	169,176
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Weighted-average stock options outstanding	—	645	39	395
Weighted-average exercise price	$—	$33.68	$40.81	$35.85
Weighted-average RSUs outstanding	13	92	6	42
Employee stock purchase plan	86	746	69	419

Note 7. Stock-based Compensation
Stock-based compensation is classified in the Condensed Consolidated Statements of Operations and Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$1,491	$1,443	$4,479	$5,279
Sales and marketing	1,697	1,305	5,046	4,856
Research and development	1,622	1,094	4,191	3,965
General and administrative	4,997	2,528	12,675	16,306
Restructuring charges	—	723	—	5,701
Total stock-based compensation expense	$9,807	$7,093	$26,391	$36,107

The following table presents the nature of the Company’s total stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Stock options	$193	$628	$829	$3,122
Employee stock purchase plan	1,253	941	3,361	2,919
RSUs	9,062	5,448	24,297	26,804
RSUs/Stock options acceleration	—	723	—	5,701
Capitalization (Included in Property and equipment, net)	(701)	(647)	(2,096)	(2,439)
Total stock-based compensation expense	$9,807	$7,093	$26,391	$36,107
Note 8. Debt and Interest Expense

In August 2007, Verisign issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, in a private offering. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company's common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock.

Holders of the debentures may convert their Convertible Debentures at the applicable conversion rate, in multiples of $1,000 principal amount, only under the following circumstances:

•
during any fiscal quarter beginning after December 31, 2007, if the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price in effect on the last trading day of such preceding fiscal quarter (the "Conversion Price Threshold Trigger");

•
during the five business-day period after any 10 consecutive trading-day period in which the trading price per $1,000 principal amount of Convertible Debentures for each day of that 10 consecutive trading-day period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on such day;

•
if the Company calls any or all of the Convertible Debentures for redemption pursuant to the terms of the Indenture, at any time prior to the close of business on the trading day immediately preceding the redemption date;

•	upon the occurrence of any of several specified corporate transactions as specified in the Indenture governing the Convertible Debentures; or

•	at any time on or after May 15, 2037, and prior to the maturity date.

The Company's common stock price exceeded the Conversion Price Threshold Trigger in the three months ended September 30, 2012. Accordingly, the Convertible Debentures are convertible at the option of each holder through December 31, 2012. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Convertible Debentures in cash, and therefore, has classified the debt component of the Convertible Debentures and the embedded contingent interest derivative as current liabilities as of September 30, 2012. The determination of whether or not the Convertible Debentures are convertible must continue to be performed quarterly. Consequently, the Convertible Debentures may not be convertible in future quarters, and therefore may be reclassified to long-term debt, if none of the conversion criteria are met in such quarters.

The following table presents the components of the Company's interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Contractual interest on Convertible Debentures	$10,156	$10,156	$30,469	$30,469
Amortization of debt discount on the Convertible Debentures	2,017	1,858	5,927	5,460
Contingent interest to holders of Convertible Debentures	—	—	—	100,020
Interest capitalized to Property and equipment, net	(191)	(242)	(755)	(552)
Credit facility and other interest expense	637	25	1,898	76
Total interest expense	$12,619	$11,797	$37,539	$135,473
Interest expense in the three and nine months ended September 30, 2011 includes $100.0 million of interest paid to holders of the Convertible Debentures as a result of the May 2011 Dividend. The Indenture governing the Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures if the Board declares a dividend to its stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures.
Note 9. Non-operating (Loss) Income, Net
The following table presents the components of Non-operating (loss) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest and dividend income	$643	$763	$1,548	$4,433
Unrealized (loss) gain on contingent interest derivative on Convertible Debentures	(3,167)	250	(7,127)	500
Income from transition services agreements	362	1,255	2,541	6,988
Realized net gain on investments	34	1,892	68	4,246
Other, net	386	(569)	(62)	(949)
Total non-operating (loss) income, net	$(1,742)	$3,591	$(3,032)	$15,218
Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Unrealized losses on the contingent interest derivative on the Convertible Debentures in the three and nine months ended September 30, 2012, reflect the change in value of the derivative that resulted primarily from an increase in the Company's stock price. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. As of September 30, 2012, all transition services have been completed.

Note 10. Income Taxes
The following table presents income tax expense from continuing operations and the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Income tax expense from continuing operations	$24,882	$22,126	$70,005	$23,034
Effective tax rate	24%	27%	25%	20%
The effective tax rate for the three and nine months ended September 30, 2012 and 2011 is lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates and the effect of non-US operations, partially offset by state income taxes and non-deductible stock based compensation. The effective tax rate for the nine months ended September 30, 2012 was also reduced due to the release of a $3.1 million of valuation allowance which related to investments with differing book and tax bases. The effective tax rate for the nine months ended September 30, 2011 was also impacted by a $39.7 million discrete tax benefit, which was recognized in the second quarter of 2011, related to the contingent interest paid to the holders of the Company's Convertible Debentures.
As a result of the reclassification of the Company's Convertible Debentures to current liabilities, the Company also reclassified the related deferred tax liability to current liabilities as of September 30, 2012. This change resulted in a shift from a net current deferred tax asset position to a net current deferred tax liability position as of September 30, 2012. Additionally, the effect of the reclassification resulted in a shift from a net long-term deferred tax liability position to a net long-term deferred tax asset position.
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
On July 13, 2011, the parties reached an agreement in principle to settle this matter and the defendants, including Verisign, previously reached an agreement in principle to resolve the indemnity claims noted above. The parties have entered into fully documented settlement agreements. Under the agreement to resolve the Herbert case, class members were able to claim a full refund for premium text message charges incurred entering the Lucky Case Game. Verisign paid sixty percent of the settlement costs and received an approximately $0.5 million contribution towards those costs from a co-defendant as part of the indemnity claim settlement. In 2011, the Company accrued for the expected settlement costs, which were not material to its financial condition or results of operations. See Note 4, “Discontinued Operations,” of Notes to Consolidated Financial Statements in the 2011 Form 10-K.
The court granted preliminary approval of the Herbert settlement on September 19, 2011 and final approval on December 19, 2011. The settlement claims period expired on August 10, 2012. The Company has discharged all of its obligations under the settlement. The Company reversed the remaining accrual as a credit to income from discontinued operations in the three months ended September 30, 2012.
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
The complaint asserts derivative claims against the Director Defendants for (1) violations of Section 14(a) of the Exchange Act for making false statements in and omitting material facts from the Proxy Statements; (2) breach of fiduciary duty; and (3) waste of corporate assets. The complaint asserts an additional derivative claim against the Director Defendants and Executive Defendants for unjust enrichment based on compensation payments they received under the AICP or the 2006 Plan, as disclosed in the Proxy Statements. No demand was made on the Board to institute this action, and the complaint alleges that any such demand would be futile because each director is either interested or lacks independence with respect to the challenges to the AICP and 2006 Plan. The relief sought by the complaint includes, among other things, an order nullifying the shareholder approval of the AICP and the 2006 Plan, an injunction requiring correction of the alleged misrepresentations in the Company's Proxy Statements, and an order requiring equitable accounting, with disgorgement, in favor of the Company for the purported losses it has and will sustain. On May 25, 2012, the defendants filed motions to dismiss this action in its entirety. Oral argument on the motions to dismiss is scheduled for October 29, 2012.
The Defendants intend to defend this action vigorously.
Indemnifications
In connection with the sale of the Authentication Services business to Symantec in August 2010, the Company has agreed to indemnify Symantec for certain potential legal claims arising from the operation of the Authentication Services business for a period of sixty months after the closing of the sale transaction. The Company's indemnification obligations in this regard are triggered only when indemnifiable claims exceed in the aggregate $4.0 million. Thereafter, the Company is obligated to indemnify Symantec for 50% of all indemnifiable claims. The Company's maximum indemnification obligation with respect to these claims is capped at $50.0 million.
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

Note 12. Subsequent Event
On June 16, 2012, the Board approved the renewal of the Company's agreement with Internet Corporation of Assigned Names and Numbers (“ICANN”) to serve as the authoritative registry operator for the .com registry (the “.com Registry Agreement”) for the term commencing on December 1, 2012 and ending on November 30, 2018. On June 23, 2012, the board of directors of ICANN approved the renewal of the .com Registry Agreement. The Cooperative Agreement between the Department of Commerce (the “DOC”) and the Company (the “Cooperative Agreement”) requires the Company to submit the .com Registry Agreement to the DOC for its approval at least 90 days prior to the expiration of the .com Registry Agreement on November 30, 2012 and the Company submitted the .com Registry Agreement to the DOC for its review on June 26, 2012. In accordance with the provisions of the Cooperative Agreement, the Company has had an expectation that the .com Registry Agreement would be renewed prior to its expiration on the terms proposed and approved by ICANN and the Board.
As a result of communications beginning in October 2012 with the DOC, the Company has concluded that the DOC may not complete its review and approve the renewal of the .com Registry Agreement prior to its expiration on November 30, 2012, and that the DOC, together with the Department of Justice (the "DOJ"), is reviewing the .com Registry Agreement's pricing terms. Pursuant to the terms of the Cooperative Agreement, if the .com Registry Agreement is not approved by the DOC prior to its expiration, the DOC is required to agree to the extension of the .com Registry Agreement for six months, or such other reasonable period of time as the DOC and the Company may mutually agree.
At this time, the Company cannot estimate the financial effect, if any, that this may have on the Company's financial position, results of operations or cash flows.

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
Our business consists of one reportable segment, Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services is the registry operator for all .com, .net, .cc, .tv, and .name domain names and also operates the back-end systems for all .gov, .jobs and .edu domain names. As of September 30, 2012, we had approximately 119.9 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Recently, growth in the number of domain names has been hindered by certain factors, including the overall economic conditions in Europe and changes to search algorithms used by Google that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Although growth in absolute number of registrations remains greatest in the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance services to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service Protection Services. Revenues from NIA Services are not significant in relation to our consolidated revenue.

.com Registry Agreement Renewal Update

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, on June 16, 2012, the Board approved the renewal of our agreement with ICANN to serve as the authoritative registry operator for the .com Registry Agreement for the term commencing on December 1, 2012 and ending on November 30, 2018. On June 23, 2012, the board of directors of ICANN approved the renewal of the .com Registry Agreement. The Cooperative Agreement requires Verisign to submit the .com Registry Agreement to the DOC for its approval at least 90 days prior to the expiration of the .com Registry Agreement on November 30, 2012 and Verisign submitted the .com Registry Agreement to the DOC for its review on June 26, 2012. In accordance with the provisions of the Cooperative Agreement, Verisign has had an expectation that the .com Registry Agreement would be renewed prior to its expiration on the terms proposed and approved by ICANN and the Board.
As a result of communications beginning in October 2012 with the DOC, we have concluded that the DOC may not complete its review and approve the renewal of the .com Registry Agreement prior to its expiration on November 30, 2012, and that the DOC, together with the DOJ, is reviewing the .com Registry Agreement's pricing terms. Pursuant to the terms of the Cooperative Agreement, if the .com Registry Agreement is not approved by the DOC prior to its expiration, the DOC is required to agree to the extension of the .com Registry Agreement for six months, or such other reasonable period of time as the

DOC and Verisign may mutually agree. See “Item 1A. Risk Factors -- Substantially all of our revenue is derived from our Registry Services business. Any refusal of the DOC to approve the renewal of the .com Registry Agreement would, and any limitations on our ability to raise prices or any reduction of the pricing terms previously proposed and approved by ICANN and the Board could, materially and adversely affect our business and results of operations.”
Business Highlights and Trends

•
We recorded revenues of $223.5 million and $643.4 million during the three and nine months ended September 30, 2012, respectively. This represents an increase of 13% in both the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The increase was primarily due to a 7% year-over-year increase in active domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012.

•
We recorded operating income of $116.1 million and $322.0 million during the three and nine months ended September 30, 2012, respectively, an increase of 30% and 36%, respectively, as compared to the same periods last year. The increase was primarily due to an increase in our revenues as well as a reduction in restructuring expenses. General and administrative expenses decreased in the nine months ended September 30, 2012 as we realize the effect of post-divestiture cost savings.

•
We repurchased 1.7 million and 5.4 million shares, respectively, of our common stock under the 2010 Share Buyback Program for an aggregate cost of $76.5 million and $221.0 million, respectively, during the three and nine months ended September 30, 2012.

•
We generated cash flows from operating activities of $366.9 million during the nine months ended September 30, 2012, an increase of 73% as compared to the same period last year. The increase was primarily due to the payment of $100.0 million of contingent interest to the holders of our Convertible Debentures during 2011 and an increase in cash received from customers resulting from revenue growth in 2012, partially offset by an increase in income taxes paid.

•
The price of our common stock exceeded the Conversion Price Threshold Trigger during the third quarter of 2012, and therefore, the Convertible Debentures are convertible into common stock during the fourth quarter of 2012 at the option of each holder. The debt component of the Convertible Debentures, the related embedded derivative, and deferred tax liability were reclassified from long-term liabilities to current liabilities, while the associated unamortized debt issuance costs were reclassified from long-term assets to current assets, as of September 30, 2012.

•
We purchased $1.6 billion of marketable securities during the nine months ended September 30, 2012. Sales and maturities of marketable securities were $393.7 million during the nine months ended September 30, 2012. Substantially all of the purchases, sales and maturities of marketable securities in 2012 consisted of U.S. Treasury bills with maturities of less than one year.

Pursuant to our agreements with ICANN, Verisign makes available on its website at www.verisigninc.com/zone files containing all active domain names registered in the .com and .net registries. At the same website address, Verisign makes available a summary of the number of active domain names registered in the .com and .net registries and the number of .com and .net domain names that are registered but are not configured for use. These files and the related summary data are updated at least once per day. The update times may vary each day. The summary data provided on the website includes domain names that, at the time of publication, were recently purchased and subject to a five day grace period during which the domain names may be deleted and a credit may be issued to a registrar (the “add grace period”). The number of active domain names subject to the add grace period is typically immaterial. The numbers provided in this Form 10-Q are the numbers as of midnight of the date reported, include domain names registered but not configured for use, and do not include domain names subject to the add grace period and therefore cannot be compared to the summary posted on our website. Information available on, or accessible through, this website is not incorporated herein by reference.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	19	21	20	22
Sales and marketing	10	13	12	12
Research and development	7	7	7	7
General and administrative	12	13	11	15
Restructuring charges	—	2	—	2
Total costs and expenses	48	56	50	58
Operating income	52	44	50	42
Interest expense	(6)	(6)	(6)	(24)
Non-operating (loss) income, net	(1)	2	—	3
Income from continuing operations before income taxes	45	40	44	21
Income tax expense	(11)	(11)	(11)	(4)
Income from continuing operations, net of tax	34	29	33	17
Income (loss) from discontinued operations, net of tax	—	1	1	(1)
Net income	35%	30%	33%	16%
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
A comparison of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
Revenues	$223,528	13%	$196,965	$643,396	13%	$568,332

The following table compares domain names ending in .com and .net managed by our Registry Services business:

	September 30, 2012	% Change	September 30, 2011
Active domain names ending in .com and .net	119.9 million	7%	111.9 million

Our revenues increased by $26.6 million and $75.1 million during the three and nine months ended September 30, 2012, as compared to the same periods last year, primarily due to a 7% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012 as per our agreements with ICANN.
The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2012 as a result of further Internet growth. In addition, while we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our marketing programs, recently the ongoing economic instability in Europe has limited the rate of growth of the domain name base and may continue to do so in the future. Further, according to published reports, Google recently made, and may continue to make changes to its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This could make such websites less profitable and result in fewer domain registrations and renewals. We believe that some first time renewing websites affected by this change did not renew during the nine months ended September 30, 2012. Although growth in the domain name base may be limited by these factors, we expect revenues will continue to increase in fiscal 2012 as compared to fiscal 2011 as a result of continued growth in the number of active domain names ending in .com and .net and implementation of the price increase which became effective in January 2012 as domain names are renewed at the increased price.
During the first half of 2012, ICANN began the application process for new gTLDs, including new IDN gTLDs. The application period closed in May 2012, and new domain name registration opportunities for a portion of the approved new gTLDs are expected to be available in 2013. We applied directly for 14 new gTLDs including 12 transliterations of .com and .net. In addition, applicants for approximately 220 new gTLDs selected us to provide back-end registry services directly or through resellers. We cannot predict whether we will be successful in becoming the registry for all or any of these gTLDs or whether any of the 220 applications for which we would serve as the back-end service provider will be successful, and whether there will be any delays in ICANN's approval process. Furthermore, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000. ICANN has proposed a random drawing method, which is currently in a comment period prior to approval, to order and meter applicants through the process Accordingly, based on the drawing and other factors of the application process, availability of domain name registrations for approved new gTLDs applied for by Verisign or Verisign's customers, both direct and indirect, and the timing of revenue generation, if any, from these gTLDs is uncertain.
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
The following table presents a comparison of our geographic revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
U.S.	$135,627	13%	$120,319	$390,734	12%	$347,502
EMEA	33,109	13%	29,402	96,954	13%	86,173
APAC	34,453	21%	28,455	97,867	22%	80,139
Other	20,339	8%	18,789	57,841	6%	54,518
Total revenues	$223,528		$196,965	$643,396		$568,332

Revenues are generally attributed to the country of domicile and the respective regions in which our registrars are located. Revenues from each of the respective regions increased during the three and nine months ended September 30, 2012, as compared to the same period last year, primarily driven by an increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012. The increase in the number of domain names ending in .com and .net was driven by continued Internet growth and domain name promotional programs. Mature markets such as the U.S., where broadband and e-commerce have seen strong market penetration, are expected to see decreasing incremental growth rates reflecting the maturing of the markets. Future revenue growth in EMEA may be hindered due to the unfavorable economic conditions in Europe. We expect to see larger increases in certain international regions, resulting from greater broadband and Internet penetration and expanding e-commerce as electronic means of payments are increasingly adopted.
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
A comparison of cost of revenues is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
Cost of revenues	$41,460	(1)%	$41,694	$125,560	2%	$123,230
Cost of revenues did not materially change during the three months ended September 30, 2012, as compared to the same period last year.
Cost of revenues increased during the nine months ended September 30, 2012, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses and direct cost of revenues, partially offset by a decrease in depreciation expenses. Salary and employee benefits expenses increased by $2.1 million due to an increase in the average headcount to support our Registry Services business and continued growth of our NIA Services business, partially offset by a decrease in stock-based compensation due to additional vested RSUs granted to option holders during the nine months ended September 30, 2011 as they did not participate in the May 2011 and December 2010 special cash dividends. Direct cost of revenues increased by $2.0 million, primarily due to an increase in the .tv registry fees required to be paid in the renewed .tv registry agreement, which took effect beginning in 2012. Depreciation expenses decreased by $3.0 million due to the acceleration of depreciation on an abandoned software project in the nine months ended September 30, 2011 and a change in the estimated useful lives of computer hardware and equipment assets from three years to four years beginning in 2012.
We expect cost of revenues as a percentage of revenues to remain consistent during the remainder of 2012 compared to the nine months ended September 30, 2012.
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
A comparison of sales and marketing expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
Sales and marketing	$22,928	(9)%	$25,090	$77,056	11%	$69,660
Sales and marketing expenses decreased during the three months ended September 30, 2012, as compared to the same period last year, primarily due to decreases in advertising and marketing expenses. Advertising and marketing expenses decreased by $1.6 million due to decreases in product marketing initiatives promoting our Registry Services business.
Sales and marketing expenses increased during the nine months ended September 30, 2012, as compared to the same period last year, primarily due to increases in salary and employee benefits expenses, advertising expenses, and fees paid to

ICANN for gTLD applications. Salary and employee benefits expenses increased by $4.8 million due to an increase in the average headcount related to the expansion of the international marketing team for our Registry Services business and growth of our NIA sales team. Contractor and professional services expenses decreased by $2.3 million due to costs related to the new gTLD program and the promotion of other Registry products during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we incurred fees of $2.6 million related to applications for new gTLDs.
We expect sales and marketing expenses as a percentage of revenues to decrease during the remainder of 2012 compared to the nine months ended September 30, 2012 due to revenue growth resulting from the increase in .com and .net registry fees in January 2012 and our continued focus on effectively managing our expenses.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
Research and development	$15,409	14%	$13,488	$45,635	14%	$40,156
Research and development expenses increased during the three months ended September 30, 2012, as compared to the same period last year, primarily due to an increase in salary and employee benefits expenses. Salary and employee benefits expenses increased by $2.0 million due to an increase in average headcount to support the development of our DNS infrastructure and other new services.
Research and development expenses increased during the nine months ended September 30, 2012, compared to the same period last year, primarily due to increases in salary and employee benefits expenses and contract and professional services expenses, partially offset by an increase in capitalized labor. Salary and employee benefits expenses increased by $4.9 million due to an increase in average headcount to support the development of our DNS infrastructure and new services. Contract and professional services expenses increased by $2.5 million primarily to support projects in our NIA Services business. Capitalized labor increased by $2.4 million due to an increase in the volume of work performed on internally developed software projects.
We expect research and development expenses as a percentage of revenues to remain consistent during the remainder of 2012 compared to the nine months ended September 30, 2012.
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
A comparison of general and administrative expenses is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)
General and administrative	$27,669	12%	$24,775	$73,903	(15)%	$86,610
General and administrative expenses increased during the three months ended September 30, 2012, as compared to the same period last year primarily due to increases in salary and employee benefits expenses and legal expenses, partially offset by decreases in occupancy expenses. Salary and employee benefits expenses increased marginally due to a $2.5 million increase in stock-based compensation expense due to the grant of $1.4 million of fully vested RSUs to members of the Board of Directors in July 2012, partially offset by a $1.9 million decrease in salary and employee benefits expenses as a result of reduced corporate support functions needed subsequent to the divestiture of the Authentication Services business. Legal expenses increased by $3.9 million due to legal and other support related to the DOC's review of the renewal of our .com Registry Agreement with ICANN and legal advice related to ICANN's new gTLD program. Occupancy expenses decreased by $2.6 million as we exited certain facilities in Mountain View, California and Dulles, Virginia and purchased our corporate headquarters facility in Reston, Virginia during 2011.
General and administrative expenses decreased during the nine months ended September 30, 2012, as compared to the same period last year primarily due to decreases in salary and employee benefits expenses including stock-based compensation, contract and professional services expenses, occupancy expenses and an increase in overhead costs allocated to other cost types. These decreases were partially offset by an increase in legal expenses, miscellaneous expenses, and depreciation. Salary and employee benefits expenses decreased by $13.5 million, including a $3.6 million decrease in stock-based compensation, as a result of reduced headcount in corporate support functions subsequent to the divestiture of the Authentication Services business. Stock-based compensation expenses decreased due to additional vested RSUs granted to option holders during the nine months ended September 30, 2011 as they did not participate in the May 2011 and December 2010 special cash dividends, Contract and professional services expenses decreased by $3.8 million due to reductions in consulting services expenses. Occupancy expenses decreased by $4.8 million as we exited certain facilities in Mountain View, California and Dulles, Virginia and purchased our corporate headquarters facility in Reston, Virginia during 2011. Overhead expenses allocated to other cost types increased by $1.5 million due to a decrease in the relative headcount of the general and administrative function compared to other functions subsequent to the divestiture of the Authentication Services business. Legal expenses increased by $5.6 million due to an insurance recovery in 2011 related to a certain legal matter as well as legal and other support related to the DOC's review of the renewal of our .com Registry Agreement with ICANN and legal advice related to ICANN's new gTLD program. Miscellaneous expenses increased due to the release of $5.9 million of liabilities related to non-income tax expenses as a result of the lapse of the statutes of limitations during the nine months ended September 30, 2011. Depreciation expenses increased by $2.0 million due to the additional depreciation related to our new corporate headquarters which was purchased in November 2011.
We expect general and administrative expenses as a percentage of revenue to decrease during the remainder of 2012 compared to the nine months ended September 30, 2012 due to revenue growth resulting from the increase in .com and .net registry fees in January 2012 and our continued focus on effectively managing our expenses.
Restructuring charges
Restructuring charges in the three and nine months ended September 30, 2012 decreased from the same periods of the prior year as we substantially completed our 2010 Restructuring Plan during the fourth quarter of 2011.
Interest expense
See Note 8, " Debt and interest expense" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Non-operating (loss) income, net
See Note 9, "Non-operating (loss) income, net" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Income tax expense
See Note 10, "Income Taxes" of our Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Income (Loss) from discontinued operations, net of tax
Income from discontinued operations before income taxes for the three and nine months ended September 30, 2012 primarily represents the reversal of certain retained liabilities and the reversal of certain accruals for retained litigation related to the prior operations of a divested business. Losses from discontinued operations before income taxes for the three and nine months ended September 30, 2011 primarily represent the effects of certain retained litigation of the divested businesses. Income tax expense for discontinued operations for the nine months ended September 30, 2011 includes a $2.9 million discrete charge attributable to a change in the purchase price allocation prepared for income tax purposes related to the divestiture of the Authentication Services business.

Liquidity and Capital Resources
In summary, our cash flows for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$366,871	$211,687
Net cash (used in) provided by investing activities	(1,226,063)	403,175
Net cash used in financing activities	(183,864)	(970,057)
Effect of exchange rate changes on cash and cash equivalents	162	(1,645)
Net decrease in cash and cash equivalents	$(1,042,894)	$(356,840)
Cash flows from operating activities
Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes and facilities.
Net cash provided by operating activities in the nine months ended September 30, 2012 increased due to an increase in cash received from customers which resulted from revenue growth compared to the same period last year, a reduction in interest paid as a result of the $100.0 million of contingent interest paid to holders of our Convertible Debentures in May 2011 and a marginal reduction in cash paid to vendors and employees as operating expenses decreased in the nine months ended September 30, 2012 compared to the same period last year. This increase was partially offset by an increase in payments for income taxes and excess tax benefits from exercises of stock options and other employee stock purchases during the nine months ended September 30, 2012 compared to the same period of last year.
Cash flows from investing activities
The changes in cash flows from investing activities primarily relate to purchases, maturities and sales of marketable securities, and purchases of property and equipment.
The changes in cash (used in) provided by investing activities in the nine months ended September 30, 2012 compared to the same period last year was due to an increase in purchases of marketable securities and a decrease in the proceeds from sales of marketable securities, partially offset by a decrease in purchases of property and equipment.
Cash flows from financing activities
The changes in cash flows from financing activities primarily relate to borrowings from our credit facility, stock repurchases, stock option exercises, our employee stock purchase plan ("ESPP"), excess tax benefits from stock-based compensation, and dividend payments.
Net cash used in financing activities decreased primarily due to the payment of a special cash dividend in May 2011 and a decrease in the amount of share repurchases made during the nine months ended September 30, 2012 compared to the same period of the prior year and an increase in realized excess tax benefits from exercises of stock options and vesting of RSUs, partially offset by a decrease in proceeds from stock option exercises and our ESPP.
Other Liquidity and Capital Resources Information

	September 30,	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$270,455	$1,313,349
Marketable securities	1,221,797	32,860
Total	$1,492,252	$1,346,209
As of September 30, 2012, our principal source of liquidity was $270.5 million of cash and cash equivalents and $1.2 billion of marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills with original or purchased maturities of less than 90 days.

The $1.2 billion of marketable securities held as of September 30, 2012 consist primarily of U.S. Treasury bills that were purchased during the nine months ended September 30, 2012 using funds held by foreign subsidiaries. All of the U.S. Treasury bills purchased have contractual maturities of less than one year. Approximately $33.0 million of marketable securities held as of September 30, 2012 have contractual maturities between one year and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
As of September 30, 2012, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion. Our intent is to permanently reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. Currently, we do not anticipate that we will need funds that were generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
As of September 30, 2012, we had $1.25 billion principal amount outstanding of 3.25% Convertible Debentures due 2037 (See Note 8 "Debt and Interest Expense" of the accompanying condensed consolidated financial statements). The Convertible Debentures will mature in August 2037, unless earlier repurchased, redeemed or converted.

Our common stock price exceeded the Conversion Price Threshold Trigger in the three months ended September 30, 2012. Accordingly, the Convertible Debentures are convertible at the option of the holder for the fourth quarter of 2012. We do not expect a material amount of the Convertible Debentures to be converted in the near term as the trading price of the debentures exceeds the value that is likely to be received upon conversion. However, we cannot provide any assurance that the trading price of the debentures will continue to exceed the value that would be derived upon conversion or that the holders will not elect to convert the Convertible Debentures.

If a holder elects to convert its Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. We currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Convertible Debentures in cash. However, if the principal amount of the Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Convertible Debentures that holders elect to convert.

We believe existing cash, cash equivalents and marketable securities, and funds generated from operations, together with our ability to arrange for additional financing should be sufficient to meet our working capital, capital expenditure requirements, and to service our debt for the next 12 months. We regularly assess our cash management approach and activities in view of our current and potential future needs.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2012, our marketable securities increased by $1.2 billion due to the purchase of U.S. Treasury bills, substantially all of which, have maturities of less than one year. Due to the short maturity and credit quality of these investments, we do not believe there has been a significant change in our market risk exposure since December 31, 2011.

ITEM 4.    CONTROLS AND PROCEDURES
Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of September 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	current global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and renewals;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•	our success in direct marketing and promotional campaigns and the impact of such campaigns on renewal rates;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars or their resellers;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors' products and services;

•	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services or services provided by third-party registrars or their resellers;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the perceived reliability of our products and services;

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

•
the uncertainties, costs and risks as a result of the sale of our Authentication Services business, including costs related to any retained liability related to existing and future claims or retained litigation.

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

Due to all of the above factors, our revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future periods. If this were to occur, the market price of our common stock would likely decline.
Our operating results may continue to be adversely affected as a result of unfavorable market, economic, social and political conditions.
An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, the eurozone crisis and the U.S. economic environment. For example, recently the ongoing economic instability in Europe has limited the rate of growth of the domain name base and may continue to do so in the future. In addition, the economic, social and political environment has or may negatively impact, among other things:

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
Substantially all of our revenue is derived from our Registry Services business. Any refusal of the DOC to approve the renewal of the .com Registry Agreement would, and any limitations on our ability to raise prices or any reduction of the pricing terms previously proposed and approved by ICANN and the Board could, materially and adversely affect our business and results of operations.
Our Registry Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Registry Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, changes in our customers' or Internet users' preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, a failure of the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2012 could have a material adverse effect on our business.

As a result of communications beginning in October 2012 with the DOC, we have concluded that the DOC may not complete its review and approve the renewal of the .com Registry Agreement prior to its expiration on November 30, 2012, and that the DOC, together with the DOJ, is reviewing the .com Registry Agreement's pricing terms. Pursuant to the terms of the Cooperative Agreement, if the .com Registry Agreement is not approved by the DOC prior to its expiration, the DOC is required to agree to the extension of the .com Registry Agreement for six months, or such other reasonable period of time as the DOC and Verisign may mutually agree. In light of the foregoing, the .com Registry Agreement may not be renewed prior to its expiration, and we cannot predict the length of any extension. In addition, we cannot predict whether the .com Registry Agreement will be renewed or, if renewed, whether the renewal will be on the terms previously proposed and approved by ICANN and the Board. Any refusal of the DOC to approve the renewal of the .com Registry Agreement would, and any limitations on our ability to raise prices or any reduction of the pricing terms previously proposed and approved by ICANN and the Board could, materially and adversely affect our business and results of operations. For additional information on the status of the renewal of the .com Registry Agreement and the DOC's review, see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-.com Registry Agreement Renewal Update.”

The operation of our business depends on numerous factors.
The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names and the DNS are used for e-commerce and communications;

•	changes in Internet user behavior, Internet platforms, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our current or new customers, of new products and services, including our NIA Services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events and armed conflict;

•	seasonal fluctuations in business activity;

•	our ability to implement remedial actions in response to any attacks by nefarious actors; and

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions.
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
We face risks arising from our agreements with ICANN and the DOC, including the following:

•
the .com Registry Agreement may not renew when it expires in 2012, which could have a material adverse effect on our business. See “Item 1A. Risk Factors -- Substantially all of our revenue is derived from our Registry Services business. Any refusal of the DOC to approve the renewal of the .com Registry Agreement would, and any limitations on our ability to raise prices or any reduction of the pricing terms previously proposed and approved by ICANN and the Board could, materially and adversely affect our business and results of operations.”;

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
As of September 30, 2012, we had 143, or 13%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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
As of September 30, 2012, we had $1.5 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.2 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
Governmental regulation and the application of new and existing laws may slow business growth, increase our costs of doing business, create potential liability and have an adverse effect on our business.
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
Changes in Internet user behavior, either as a result of evolving technologies or user practices, may impact the demand for domain names.
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
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!, have, and may continue to, adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past (and may in the future) changed its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on on-line advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
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
Reduced marketing efforts or other operational changes among third party registrars or their resellers as a result of consolidation or changes in ownership, management, or strategy could harm our Registry Services business.
Third-party registrars and their resellers utilize substantial marketing efforts to increase the demand and/or renewal rates for domain names. Consolidation in the registrar or reseller industry or changes in ownership, management, or strategy among individual registrars or resellers could result in significant changes to their business, operating model and cost structure. Such changes could include reduced marketing efforts or other operational changes that could adversely impact the demand and/or the renewal rates for domain names. Our Registry Services business, which generates substantially all of our revenue, derives most of its revenues from registrations and renewals of domain names, and decreased demand for and/or renewals of domain names could cause a material adverse effect on our business and results of operations.
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
A third party could claim that the technology we license from other parties infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all.
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
Furthermore, any changes by our distributors to their existing marketing strategies could have a material adverse effect on our business. Similarly, if one or more of our distributors were to encounter financial difficulties, or if there were a significant reduction in marketing expenditures by our distributors (including registrars or their resellers), as a result of industry consolidation or otherwise, it could have a material adverse effect on our business, including a decrease in domain name registrations and renewals. Failure of one or more of our strategic, channel or other relationships to result in the development and maintenance of a market for our services could harm our business. If we are unable to maintain our existing relationships or to enter into additional relationships, this could harm our business.

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
Various legislative proposals that would reform U.S. corporate tax laws have been proposed by the Obama administration as well as members of Congress, including proposals that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We are unable to predict whether these or other proposals will be implemented. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted, such legislation could have a material adverse impact on our tax expense or cash flow.

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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum, .coop and .xxx gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 16 registries for the operation of 18 gTLDs. In addition, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
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
We have applied for 14 gTLDs, including 12 IDN gTLDs. There is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors. Similarly, while we have entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new domain extensions or that such domain extensions will be successful. Furthermore, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000. ICANN has proposed a random drawing method, which is currently in a comment period prior to approval, to order and meter applicants through the process Accordingly, based on the drawing and other factors of the application process, availability of domain name registrations for approved new gTLDs applied for by Verisign or Verisign's customers, both direct and indirect, and the timing of revenue generation, if any, from these gTLDs is uncertain.
In addition, our agreements to provide back-end registry services directly to other applicants and indirectly through reseller relationships expose us to operational and other risks. For, example, the increase in the number of gTLDs for which we provide registry services on a standalone basis or as a back-end service provider could further increase costs or increase the frequency or scope of targeted attacks from nefarious actors. Finally, IDN TLDs face additional challenges in that current desktop software does not ubiquitously recognize IDN TLDs and may be slow to adopt standards even if demand for such products is strong.
Our inability to react to changes in our industry and successfully introduce new products and services could harm our business.
The Internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market share, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and our customers' and Internet users' preferences and practices, or launch entirely new products and services in anticipation of, or in response to, market trends. We cannot assure that we will be able to adapt to these challenges or anticipate or respond successfully or in a cost effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.
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

We continue to be responsible for certain liabilities following the divestiture of certain businesses.
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
As of September 30, 2012, we had one billion authorized common shares, of which 155.5 million shares were outstanding. In addition, of our authorized common shares, 18.1 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Convertible Debentures, we have a substantial amount of long-term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $200.0 million. As of September 30, 2012, we had borrowed $100.0 million under the Facility. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities. The Facility is described in Note 7, “Debt and Interest Expense,” of the Notes to Consolidated Financial Statements of our 2011 Form 10-K.
We may not have the ability to repurchase the Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Convertible Debentures.
As a result of the sale of the Convertible Debentures, we have a substantial amount of debt outstanding. Holders of our outstanding Convertible Debentures will have the right to require us to repurchase the Convertible Debentures upon the occurrence of a fundamental change as defined in the Indenture dated as of August 20, 2007 (the “Indenture”) between the Company and U.S. Bank National Association, as Trustee. Although, in certain situations, the indenture requires us to pay this repurchase price in cash, we may not have sufficient funds to repurchase the Convertible Debentures in cash or have the ability to arrange necessary financing on acceptable terms or at all.
Our Convertible Debentures are convertible at the option of each holder during the three months ending December 31, 2012, as our common stock price exceeded the Conversion Price Threshold Trigger during the three months ended September 30, 2012. Accordingly we reclassified the carrying value of the debt component of the Convertible Debentures, the related embedded derivative, and deferred tax liabilities from long-term liabilities to current liabilities, and the associated unamortized debt issuance costs from long-term assets to current assets. If the Convertible Debentures become non-convertible at the end of any future fiscal period, the carrying value of the debt component of the Convertible Debentures, the related embedded derivative, and deferred tax liabilities will have to be reclassified back to long-term liabilities, and the associated unamortized debt issuance costs will have to be reclassified back to long-term assets.

If holders elect to convert their Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the conversion value (as defined in the Indenture) in cash, stock, or a combination thereof. We currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Convertible Debentures in cash. However, if the principal amount of the Convertible Debentures that holders actually elect to convert exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Convertible Debentures that holders elect to convert.
If we do not have adequate cash available, either from cash on hand, funds generated from operations or existing financing arrangements, or cannot obtain additional financing arrangements, we will not be able to settle the principal amount of the Convertible Debentures in cash and will be required to settle the principal amount of the Convertible Debentures in stock. If any portion of the Convertible Debentures is settled in stock, it will result in immediate dilution to the interests of existing security holders and the dilution could be material to such security holders.
If our intent to settle the principal amount in cash changes, or if we conclude that we no longer have the ability, in the future, we will be required to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share will most likely be lower under the if converted method as compared to the treasury stock method.
If the amount paid (in cash or stock) to settle the Convertible Debentures is less than the adjusted issue price, under the Internal Revenue Code and the regulations thereunder, the difference is included in taxable income as recapture of previous interest deductions. The adjusted issue price grows over the term of the Convertible Debentures due to the difference between the interest deduction for tax, using a comparable yield rate of 8.5%, and the coupon rate of 3.25%, compounded annually. The settlement amount will vary based on the stock price at settlement date. Depending on the conversion value of the Convertible Debentures at the settlement date, the amount included in taxable income as a result of this recapture could be substantial, which could adversely impact our cash flow.
A fundamental change may constitute an event of default or prepayment under, or result in the acceleration of the maturity of, our then-existing indebtedness. Our ability to repurchase the Convertible Debentures in cash or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the Convertible Debentures when required would result in an event of default with respect to the Convertible Debentures.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the share repurchase activity during the three months ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
July 1 – 31, 2012	464	$43.12	464	$666.9 million
August 1 – 31, 2012	615	46.99	615	638.0 million
September 1 – 30, 2012	580	$47.72	580	$610.3 million
	1,659		1,659

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

ITEM 6.    EXHIBITS
As required under Item 6—Exhibits, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit Number	Exhibit Description

3.01	Sixth Amended and Restated Bylaws of VeriSign, Inc. (incorporated by reference to exhibit 3.01 to Current Report on Form 8-K filed on July 31, 2012).

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: October 25, 2012	By:	/S/ D. JAMES BIDZOS
D. James Bidzos
Chief Executive Officer

Date: October 25, 2012	By:	/S/ GEORGE E. KILGUSS, III
George E. Kilguss, III
Chief Financial Officer