Form 10-K
period 2012-12-31
VERISIGN INC/CA
filed 2013-02-28
CIK 1014473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 000-23593
————————
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

Securities registered pursuant to Section 12(g) of the Act: None
———————
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES   ☐     NO   ☑
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of June 30, 2012, was $3.8 billion based upon the last sale price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13Gs filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock, $0.001 par value, outstanding as of the close of business on February 22, 2013: 152,561,275 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III

For purposes of this Annual Report, the terms “Verisign”, “the Company”, “we”, “us” and “our” refer to VeriSign, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a provider of Internet infrastructure services. By leveraging our global infrastructure, we provide network confidence and availability for mission-critical Internet services, such as domain name registry services and infrastructure assurance services. Our service capabilities enable real-time name resolution for a number of global top level domains (“TLDs”), enable domain name registration through registrars, and provide security intelligence and cloud-based network availability services to enterprise customers.

Our one reportable segment is Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. We have operations inside as well as outside the United States (“U.S.”). For certain additional information about our segment, including a geographic breakdown of revenues and changes in revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 10, “Geographic and Customer Information” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. NIA Services provides infrastructure assurance services to organizations and is comprised of Verisign iDefense Security Intelligence Services (“iDefense”), Managed Domain Name System (“Managed DNS”) Services, and Distributed Denial of Service (“DDoS”) Protection Services.

We were incorporated in Delaware on April 12, 1995. Our principal executive offices are located at 12061 Bluemont Way, Reston, Virginia 20190. Our telephone number at that address is (703) 948-3200. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol VRSN. VERISIGN, the VERISIGN logo, and certain other product or service names are registered or unregistered trademarks in the U.S. and other countries. Other names used in this Form 10-K may be trademarks of their respective owners. Our primary website is www.VerisignInc.com. The information available on, or accessible through, this website is not incorporated in this Form 10-K by reference.

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

Pursuant to our agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”), Verisign makes available on its website at www.VerisignInc.com/zone files containing all active domain names registered in the .com and .net registries. At the same website address, Verisign makes available a summary of the number of active domain names registered in the . com and . net registries and the number of . com and . net domain names that are registered but are not configured for use. These files and the related summary data are updated at least once per day. The update times may vary each day. The summary data provided on the website includes domain names that, at the time of publication, were recently purchased and subject to a five day grace period during which the domain names may be deleted and a credit may be issued to a registrar (the “add grace period”). The number of active domain names subject to the add grace period is typically immaterial. The numbers provided in this Form 10-K are the numbers as of midnight of the date reported, include domain names registered but not configured for use, and do not include domain names subject to the add grace period and therefore cannot be compared to the summary posted on our website. The information available on, or accessible through, this website is not incorporated herein by reference.

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

We are the exclusive registry of domain names within the .com, .net and .name generic top-level domains (“gTLDs”) under agreements with ICANN and also, with respect to the .com agreement, the U.S. Department of Commerce (“DOC”). As a registry, we maintain the master directory of all second-level domain names in these TLDs (e.g., johndoe.com and janedoe.net). Our global constellation of domain name servers provides Internet Protocol (“IP”) address information in response to queries, enabling the use of browsers, email systems, and other systems on the Internet. In addition, we own and maintain the shared registration system that allows all registrars to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second-level domain names (“Shared Registration System”).

Separate from our agreements with ICANN, we have agreements to be the exclusive registry for the .tv and .cc country code top-level domains (“ccTLDs”) and to operate the back-end registry systems for the .gov, .jobs and .edu gTLDs. These TLDs are also supported by our global constellation of domain name servers and Shared Registration System.

With our existing gTLDs and ccTLDs, we also provide internationalized domain name (“IDN”) services that enable Internet users to access websites in characters representing their local language. Currently, IDNs may be registered in as many as 350 different native languages and scripts.

Domain names can be registered for between one and 10 years, and the fees charged for .com and .net may only be increased according to adjustments prescribed in our agreements with ICANN over the applicable term. With respect to .com, price increases require prior approval by the DOC according to the terms of Amendment 32 of the Cooperative Agreement between the DOC and Verisign. Revenues for registrations of .name are not subject to the same pricing restrictions as those applicable to .com and .net; however, .name fees charged are subject to our agreement with ICANN over the applicable term. Revenues for .cc and .tv domain names are based on a similar fee system and registration system, though the fees charged are not subject to the same pricing restrictions as those imposed by ICANN. The fees received from operating the .gov registry are based on the terms of Verisign’s agreement with the U.S. General Services Administration (“GSA”). The fees received from operating the .jobs registry infrastructure are based on the terms of Verisign’s agreement with the registry operator of .jobs. No fees are received from operating the .edu registry infrastructure.

Historically, we have experienced higher domain name growth in the first quarter of the year compared to other quarters. Our quarterly revenue does not reflect these seasonal patterns because the preponderance of our revenue for each quarterly period is provided by the ratable recognition of our deferred revenue balance.

NIA Services

NIA Services provides infrastructure assurance to organizations and is comprised of iDefense, Managed DNS and DDoS Protection Services.

iDefense provides 24 hours a day, every day of the year, access to cyber intelligence related to vulnerabilities, malicious code, and global threats. Our teams enable companies to improve vulnerability management, incident response, fraud mitigation, and proactive mitigation of the particular threats targeting their industry or global operations. Customers include financial institutions, large corporations, and governmental and quasi-governmental organizations. Customers pay a subscription fee for iDefense.

Managed DNS is a hosting service that delivers DNS resolution, improving the availability of web-based systems. It provides DNS availability through a globally distributed, securely managed, cloud-based DNS infrastructure, allowing enterprises to save on capital expenses associated with DNS infrastructure deployment and reduce operational costs and complexity associated with DNS management. Managed DNS service provides full support for DNS Security Extensions (“DNSSEC”) compliance features and Geo Location traffic routing capabilities.  DNSSEC is designed to protect the DNS infrastructure from man-in-the-middle attacks that corrupt, or poison, DNS data. Geo Location allows website owners to customize responses for end-users based on their physical location or IP address, giving them the ability to deliver location-specific content. Customers include financial institutions, e-Commerce, and Software-as-a-service providers.  Customers pay a subscription fee that varies based on the amount of DNS traffic they receive.

DDoS Protection Services supports online business continuity by providing monitoring and mitigation services against DDoS attacks. We help companies stay online without needing to make significant investments in infrastructure or establish internal DDoS expertise. As a cloud-based service, it can be deployed quickly and easily, with no customer premise equipment required. This saves time and money through operational efficiencies, support cost, and economies of scale to provide detection and protection against the largest DDoS attacks. Customers include financial institutions and e-commerce providers. Customers pay a subscription fee that varies depending on the customer’s network requirements.

Operations Infrastructure

Our operations infrastructure consists of three primary Company-operated secure data centers in Dulles, Virginia; New Castle, Delaware; and Fribourg, Switzerland as well as approximately 70 globally distributed resolution sites, which includes both regional resolution sites and supersites. These secure data centers operate 24 hours a day, supporting our business units and services. The performance and scale of our infrastructure are critical for our business, and give us the platform to maintain our leadership position. Key features of our operations infrastructure include:

•
Distributed Servers:    We deploy a large number of high-speed servers globally to support capacity and availability demands that, in conjunction with our proprietary software, processes and procedures, offer automatic failover, global and local load balancing, and threshold monitoring on critical servers.

•
Advanced Telecommunications:    We deploy and maintain redundant and diverse telecommunications and routing hardware, and maintain high-speed connections to multiple Internet service providers (“ISPs”) and peering relationships globally to ensure that our critical services are readily accessible to customers at all times.

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

As part of our operations infrastructure for our Registry Services business, we operate all authoritative domain name servers that answer domain name lookups for the .com and .net zones, as well as for the other TLDs for which we are the registry. We also operate two of the 13 externally visible root zone server addresses, which are considered to be the authoritative root zone servers of the Internet’s DNS. The domain name servers provide the associated authoritative name servers and IP addresses for every .com and .net domain name on the Internet and a large number of other TLD queries, resulting in an annual average of over 60 billion transactions per day. These name servers are located around the world, and provide local domain name service globally. Each server facility is a controlled and monitored environment, incorporating security and system maintenance features. This network of name servers is one of the cornerstones of the Internet’s DNS infrastructure.

In 2012, we continued to expand our infrastructure to meet demand to support normal and peak system load and attack volumes based on what we have experienced historically, as well as to accommodate projected Internet attack trends. In 2011, we deployed DNSSEC in the .com domain, to protect the integrity of domain name system data.

Call Centers and Help Desk:    We provide customer support services through our phone-based call centers, email help desks and Web-based self-help systems. Our Virginia call center is staffed 24 hours a day, every day of the year to support our businesses. All call centers have a staff of trained customer support agents and also provide Web-based support services utilizing customized automatic response systems to provide self-help recommendations.

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

Divestitures and Restructuring

In 2011, we completed our four-year restructuring plans, which included divesting or winding down our non-core businesses, the sale of our Authentication Services business, and relocating our headquarters. Information about the divestitures and restructuring, and their impact on our financial statements is included in Note 4 “Discontinued Operations” and Note 6 “Restructuring Charges” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Marketing, Sales and Distribution

We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. We seek to expand our existing businesses through focused marketing programs that target .com and .net zone growth, particularly in emerging international markets, and by extending our brand and serving new markets through the internationalized domain names for which we have applied. We market our NIA Services worldwide through multiple distribution channels, including direct sales and indirect channels. We have marketing and sales offices throughout the world.

Research and Development

We believe that timely development of new and enhanced services, including monitoring and visualization, registry provisioning platforms, data services, value added services, and NIA Services is necessary to remain competitive in the marketplace. During 2012, 2011 and 2010 our research and development expenses were $61.7 million, $53.3 million and $53.7 million, respectively.

Our future success will depend in large part on our ability to continue to maintain and enhance our current technologies and services, and to develop new ones. We actively investigate and incubate new concepts, and evaluate new business ideas through our innovation pipeline.  In conjunction, we also continue to focus on growing our patent portfolio and consider opportunities for its strategic use. In the past, we developed our services both independently and through efforts with leading application developers and major customers. We have also, in certain circumstances, acquired or licensed technology from third parties. We expect that most of the future enhancements to existing services and new services will be the result of either our own internal development efforts or our cooperative work with suppliers, customers and the technology community.

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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum, .coop and .xxx gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 16 registries for the operation of 18 gTLDs. In addition, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution, the introduction of new registry services, and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar, Inc., Afilias Limited, ARI Registry Services and Nominet UK, Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation, and Yahoo! Inc., operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.
Additional competition to our business may arise from the introduction of new TLDs by ICANN. ICANN announced the introduction of new gTLDs, which include IDN gTLDs. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. On June 13, 2012, ICANN announced it received 1930 applications to operate over 1400 new gTLDs, with new registration opportunities expected to be available beginning in 2013. We do not yet know the impact, if any, that these new domain extensions may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore could have a material adverse effect on our business and results of operations.
Applicants for new gTLDs include companies which may have greater financial, marketing and other resources than we do, including companies that are existing competitors, domain name registrars and new entrants into the domain name industry. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD. At least one gTLD operator has used this process; however, it is uncertain whether ICANN and/or the DOC would approve the necessary changes to Verisign’s existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage.
We have applied for 14 gTLDs, including 12 IDN gTLDs. There is no certainty that we will ultimately obtain these gTLDs, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors. Similarly, while we have entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, there is no guarantee that such applicants will be successful in obtaining one or more of these new domain extensions or that such domain extensions will be successful. Furthermore, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year, which will delay the granting of some gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. The timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs.
In addition, our agreements to provide back-end registry services directly to other applicants and indirectly through reseller relationships expose us to operational and other risks. For, example, the increase in the number of gTLDs for which we provide registry services on a standalone basis or as a back-end service provider could further increase costs or increase the frequency or scope of targeted attacks from nefarious actors. Finally, IDN TLDs face additional challenges in that current desktop or mobile device software does not ubiquitously recognize IDN TLDs and may be slow to adopt standards even if demand for such products is strong.
Competition in NIA Services: Several of our current and potential competitors have longer operating histories and/or significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, we may experience difficulty establishing or increasing demand for our products and services or distributing our products successfully.

We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, IBM X-Force, Secunia ApS, Dell SecureWorks, McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc., Neustar, Inc., OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc., Afilias Limited and Akamai Technologies, Inc.

Industry Regulation

Registry Services: Within the U.S. Government, oversight of the DNS is provided by the DOC. Effective October 1, 2009, the DOC and ICANN entered into a new agreement, known as the “Affirmation of Commitments” which replaced the seventh amendment of the original Memorandum of Understanding and known as the Joint Project Agreement. Under the Affirmation of Commitments, the DOC became one of several parties working together with other representative constituency members in providing an on-going review of ICANN’s performance and accountability. The Affirmation of Commitments sets forth a periodic review process by committees which provide for more international and multi-discipline participation. These review panels are charged with reviewing and making recommendations regarding: (i) the accountability and transparency of ICANN; (ii) the security, stability and resiliency of the DNS; (iii) the impact of new gTLDs on competition, consumer trust, and consumer choice; and (iv) the effectiveness of ICANN’s policies with respect to registrant data in meeting the legitimate needs of law enforcement and promoting consumer trust. Under the Affirmation of Commitments, the Assistant Secretary of Communications and Information of the DOC will be a member of the “Accountability and Transparency” review panel. The reviews generally are to occur no less than every three to four years.

As the exclusive registry of domain names within the .com, .net and .name gTLDs, we have entered into certain agreements with ICANN and, in the case of .com, the DOC:

.com Registry Agreement: On November 29, 2012, we entered into a new Registry Agreement with ICANN for the .com gTLD (the “.com Registry Agreement”). The .com Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .com TLD through November 30, 2018. The new .com Registry Agreement revised the pricing provisions for .com domain name registrations contained in the prior agreement to provide that the price of a .com domain name shall not exceed $7.85 for the term of the Agreement except that the Company will continue to have the right to increase the price of a .com domain name during the term, subject to the terms of the Cooperative Agreement as set forth below, due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability (each as defined in the .com Registry Agreement) of the DNS not to exceed 7% above the price in the prior year. Additionally, while the Company previously paid ICANN a flat registry fee of $1.5 million each month, under the new agreement the Company no longer pays a flat fee and instead must now pay to ICANN on a quarterly basis, $0.25 for each annual increment of a domain name registered or renewed during such quarter. See Note 14, “Commitments and Contingencies” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. We are required to comply with and implement temporary specifications or policies and consensus policies, as well as other provisions pursuant to the .com Registry Agreement relating to handling of data and other registry operations. The .com Registry Agreement also provides a procedure for Verisign to propose, and ICANN to review and approve, additional registry services.

The .com Registry Agreement provides that it shall be renewed for successive terms unless it has been determined that Verisign has been in fundamental and material breach of certain provisions of the .com Registry Agreement and has failed to cure such breach. As further described below, Verisign may not enter into any renewal of the .com Registry Agreement, or any other extension or continuation of, or substitution for, the .com Registry Agreement without prior written approval by the DOC.

Cooperative Agreement: On November 29, 2012, Verisign and the DOC entered into Amendment Number Thirty-Two (32) (“Amendment 32”) to the Cooperative Agreement between Verisign and the DOC (the “Cooperative Agreement”), which approves the renewal of the .com Registry Agreement on the terms and conditions described below as in the public interest. Except as modified by Amendment 32, the terms and conditions of the Cooperative Agreement, including Amendment Thirty (30) to the Cooperative Agreement, which was entered into on November 29, 2006 by the Company and the DOC, remain unchanged. Amendment 32 provides that the Maximum Price (as defined in the .com Registry Agreement) of a .com domain name shall not exceed $7.85 for the term of the .com Registry Agreement, except that the Company is entitled to increase the Maximum Price of a .com domain name due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security or Stability of the DNS as described in the .com Registry Agreement, provided that the Company may not exercise such right unless the DOC provides prior written approval that the exercise of such right will serve the public interest, such approval not to be unreasonably withheld. Amendment 32 further provides that the Company shall be entitled at any time during the term of the .com Registry Agreement to seek to remove the pricing restrictions contained in the .com Registry Agreement if the Company demonstrates to the DOC that market conditions no longer warrant pricing restrictions in the .com Registry Agreement, as determined by the DOC. Amendment 32 also provides that the DOC’s approval of the .com Registry Agreement is not intended to confer federal antitrust immunity on the Company with respect to the .com Registry Agreement and extends the term of the Cooperative Agreement through November 30, 2018. The Cooperative Agreement also provides that any renewal or extension of the .com Registry Agreement is subject to prior written approval by the DOC. Amendment 30 to the Cooperative Agreement provides that the DOC shall approve such renewal if it concludes that approval will serve the public interest in (a) the continued security and stability of the Internet DNS and the operation of the .com registry including, in addition to other relevant factors, consideration of Verisign’s compliance with consensus policies and technical specifications, its service level agreements as set forth in the .com Registry Agreement, and the investment associated with improving the security and stability of the DNS, and (b) the provision of Registry Services as defined in the .com Registry Agreement at reasonable prices, terms and conditions. The parties have an expectancy of renewal of the .com Registry Agreement so long as the foregoing public interest standard is met and Verisign is not in breach of the .com Registry Agreement.

.net Registry Agreement: On June 27, 2011, we entered into a renewal of our Registry Agreement with ICANN for the .net gTLD (the “.net Registry Agreement”). The .net Registry Agreement provides that we will continue to be the sole registry operator for domain names in the .net TLD through June 30, 2017. The .net Registry Agreement provides that it shall be renewed unless it has been determined that Verisign has been in fundamental and material breach of certain provisions of the .net Registry Agreement and has failed to cure such breach.

The descriptions of the .com Registry Agreement, Amendment 32, Amendment 30, the Cooperative Agreement, and the .net Registry Agreement are qualified in their entirety by the text of the complete agreements that are incorporated by reference as exhibits in this Form 10-K.

.name Registry Agreement: On December 1, 2012, Verisign and ICANN entered into a revised .name Registry Agreement which provides that we will continue to be the sole registry operator for domain names in the .name TLD through August 15, 2018. The renewal provisions are the same as for the .net Registry Agreement.

Some of the services we provide to customers globally may require approval under applicable U.S. export law. As the list of products and countries requiring export approval expands or changes, government restrictions on the export of software and hardware products utilizing encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals or we violate applicable laws, we may not be able to provide some of our services in international markets and may be subject to fines and other penalties.

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

We have been issued numerous patents in the U.S. and abroad, covering a wide range of our technology. Additionally, we have filed numerous patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property. We continue to focus on growing our patent portfolio and consider opportunities for its strategic use.

We have obtained trademark registrations for the VERISIGN mark in the U.S. and other countries, and have filed new trademark applications for the new VERISIGN logo covering the same countries. We have common law rights in other proprietary names. We take steps to enforce and police Verisign’s trademarks. We rely on the strength of our Verisign brand to help differentiate ourselves in the marketing of our products and services.

With regard to our Naming Services businesses, our principal intellectual property consists of, and our success is dependent upon, proprietary software used in our Naming Services businesses and certain methodologies and technical expertise we use in both the design and implementation of our current and future registry services and Internet-based products and services businesses. We own our proprietary Shared Registration System through which registrars submit second-level domain name registrations for each of the registries we operate, as well as the ATLAS distributed lookup system which processes billions of queries per day. Some of the software and protocols used in our registry services are in the public domain or are otherwise available to our competitors. Some of the software and protocols used in our business are based on open standards set by organizations such as the Internet Engineering Task Force (“IETF”). To the extent any of our patents are considered “standard essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.

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

Employees

The following table shows a comparison of our consolidated employee headcount, by function:

	As of December 31,
	2012	2011	2010
Employee headcount by function
Cost of revenues	304	284	256
Sales and marketing	194	191	133
Research and development	339	287	272
General and administrative	262	247	387
Total	1,099	1,009	1,048

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
Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	current global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

•	volume of new domain name registrations and renewals;

•	the long sales and implementation cycles for, and potentially large order sizes of, some of our services and the timing and execution of individual customer contracts;

•	our success in direct marketing and promotional campaigns and the impact of such campaigns on new registrations and renewal rates;

•	in the case of our Registry Services business, any changes to the scope and success of marketing efforts by third-party registrars or their resellers;

•	market acceptance of our services by our existing customers and by new customers;

•	customer renewal rates and turnover of customers of our services, and in the case of our Registry Services business, the customers of the distributors of our services;

•	continued development of our distribution channels for our products and services, both in the U.S. and abroad;

•	the impact of price changes in our products and services or our competitors’ products and services;

•	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

•	the availability of alternatives to our products;

•	seasonal fluctuations in business activity;

•	changes in marketing expenses related to promoting and distributing our services or services provided by third-party registrars or their resellers;

•	potential attacks, including hacktivism, by nefarious actors, which could threaten the perceived reliability of our products and services;

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
An unstable global economic, social and political environment may have a negative impact on demand for our services, our business and our foreign operations, including the ongoing hostilities in the Middle East, natural disasters, the eurozone crisis and the U.S. economic environment which is affected by the debt ceiling crisis and the renewed threats of ratings downgrades. For example, recently the ongoing economic instability in Europe has limited the rate of growth of the domain name base and may continue to do so in the future. In addition, the economic, social and political environment has or may negatively impact, among other things:

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
The successful operation of our business depends on numerous factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the use of the Internet and other IP networks, and the extent to which domain names and the DNS are used for e-commerce and communications;

•	changes in Internet user behavior, Internet platforms, mobile devices and web-browsing patterns;

•	growth in demand for our services;

•	the competition for any of our services;

•	the perceived security of e-commerce and communications over the Internet;

•	the perceived security of our services, technology, infrastructure and practices;

•	the loss of customers through industry consolidation or customer decisions to deploy in-house or competitor technology and services;

•	our continued ability to maintain our current, and enter into additional, strategic relationships;

•	our ability to successfully market our services to new and existing distributors and customers;

•	our ability to develop new products, services or other offerings;

•	our success in attracting, integrating, training, retaining and motivating qualified personnel;

•	our response to competitive developments;

•	the successful introduction, and acceptance by our current or new customers, of new products and services, including our NIA Services;

•	potential disruptions in regional registration behaviors due to catastrophic natural events and armed conflict;

•	seasonal fluctuations in business activity;

•	our ability to implement remedial actions in response to any attacks by nefarious actors; and

•	the successful introduction of enhancements to our services to address new technologies and standards, alternatives to our products and services and changing market conditions.

Substantially all of our revenue is derived from our Registry Services business. Limitations on our ability to raise prices on .com registrations could, materially and adversely affect our business and results of operations.
Our Registry Services business, which derives most of its revenues from registration fees for domain names, generates substantially all of our revenue. If there is a disruption in the Registry Services business, including any disruption from changes in the domain name industry, changes in or challenges to our agreements with ICANN, including any changes resulting from legal challenges to these agreements, changes in our customers’ or Internet users’ preferences, a downturn in the economy or changes in technology related to the use of domain names, there may be a material adverse effect on our business and results of operations. In addition, a failure of the DOC to approve the renewal of the .com Registry Agreement prior to the expiration of its current term on November 30, 2018 could have a material adverse effect on our business.
Under the terms of the .com Registry Agreement and the Cooperative Agreement, there is uncertainty whether the DOC will approve any exercise by the Company of its right to increase the price per .com domain name under certain circumstances and whether the Company will be able to successfully demonstrate to the DOC that market conditions warrant removal of the pricing restrictions on .com domain names, each of which could materially and adversely affect our business and results of operations. There is also uncertainty of future revenue and profitability and potential fluctuations in quarterly operating results due to the potential increase in expenses and costs coupled with such factors as restrictions on increasing prices under the .com Registry Agreement and the Cooperative Agreement.
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
We face risks arising from our agreements with ICANN and the DOC, including the following:

•
ICANN could adopt or promote policies, including Consensus Policies, procedures or programs that are unfavorable to us as the registry operator of the .com, .net and .name gTLDs, that are inconsistent with our current or future plans, or that affect our competitive position;

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
As of December 31, 2012, we had 138, or 13%, of our employees outside the U.S. Expansion into international markets has required and will continue to require significant management attention and resources. We may also need to tailor some of our services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into new international markets or expand our presence in existing markets. Failure to do so could harm our business. Moreover, local laws and customs in many countries differ significantly from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. law or regulations applicable to us. There can be no assurance that all of our employees, contractors and agents will not take actions in violation of such policies, procedures, laws and/or regulations. Violations of laws, regulations or internal policies and procedures by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and services and could have a material adverse effect on our business. In addition, we face risks inherent in doing business on an international basis, including, among others:

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
As of December 31, 2012, we had $1.6 billion in cash, cash equivalents, marketable securities and restricted cash, of which $1.4 billion was invested in marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through the investment in investment grade securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
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
We currently administer and operate only two of the 13 root zone servers. The others are administered and operated by independent operators on a non-regulated basis. Root zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the TLDs. These root zone servers are critical to the functioning of the Internet. Consequently, our Registry Services business could be harmed if any of the independent operators fails to include or provide accessibility to the data that it maintains in the root zone servers that it controls, or if it or any of the third parties routing Internet communications presents inconsistent data for the TLDs or DNS generally.

Changes in Internet user behavior, either as a result of evolving technologies or user practices, may impact the demand for domain names.
Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines were to change the value of their algorithms on the use of a domain for finding a website; (iii) Internet users’ preferences or practices were to shift away from direct navigation; (iv) Internet users were to significantly increase the use of web and mobile device applications to locate and access content; or (v) Internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names could decrease.
Changes in the level of spending on on-line advertising and/or the way that on-line networks compensate owners of websites could impact the demand for domain names.
Some domain name registrars and registrants seek to generate revenue through advertising on their websites; changes in the way these registrars and registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google and Yahoo!Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrars and registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, according to published reports, Google has in the past (and may in the future) changed its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable which has resulted in, and may continue to result in, fewer domain registrations and renewals. In addition, as a result of the general economic environment, spending on on-line advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names.
Changes in state taxation laws and regulations may discourage the registration or renewal of domain names for e-commerce.
Many Internet merchants are not currently required to pay sales or other similar taxes in respect of shipments of goods into most states. However, state taxation laws and regulations may change in the future and one or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in online commerce. For example, the State of Georgia passed a new law that requires certain online retailers to collect sales taxes starting October 1, 2012. The enactment of any such law in any state may impair the growth of e-commerce and discourage the registration or renewal of domain names for e-commerce.
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
A failure in the operation of our TLD name zone servers, the domain name root zone servers, or other events could result in the deletion of one or more domain names from the Internet for a period of time or a misdirection of a domain name to a different server. In the event that a registrar has not implemented back-up services recommended by us in conformance with industry best practices, a failure in the operation of our Shared Registration System could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could also result in the deletion of one or more TLDs from the Internet and the discontinuation of second-level domain names in those TLDs for a period of time or a misdirection of a domain name to a different server. Any of these problems or outages could decrease customer satisfaction, harming our business or resulting in adverse publicity that could adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.
In addition, a failure in our NIA Services could have a negative impact on our reputation and our business could suffer.
If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.
We retain certain customer and employee information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. The Company, as an operator of critical infrastructure, is frequently targeted and experiences a high rate of attacks. These include the most sophisticated form of attacks, such as advanced persistent threat (“APT”) attacks and zero-hour threats, which means that the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched, making these attacks virtually impossible to anticipate and difficult to defend against. The Shared Registration System, the domain name root zone servers and TLD name zone servers that we operate are critical hardware and software to our Registry Services operations. We expend significant time and money on the security of our facilities and infrastructure. Despite our security measures, we have been subject to a security breach, as first disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our infrastructure may in the future be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems, including hacktivism. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability, customers could be reluctant to use our services and we could be at risk for loss of various security and standards-based compliance certifications needed for certain of our businesses, all or any of which could adversely affect our reputation and harm our business. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of e-commerce and communications over the Internet as well as of the security or reliability of our services.

We rely on our intellectual property, and any failure by us to protect, or any misappropriation of, our intellectual property could harm our business.
Our success depends in part on our internally developed technologies and intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the U.S. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management attention and technical resources. Some of the software and protocols used in our business are based on standards set by standards setting organizations such as the Internet Engineering Task Force (“IETF”).  To the extent any of our patents are considered “standards essential patents,” we may be required to license such patents to our competitors on reasonable and non-discriminatory terms.

We also license third-party technology that is used in our products and services to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all. The loss of or our inability to obtain or maintain any of these technology licenses could hinder or increase the cost of our launching new products and services, entering into new markets and/or otherwise harm our business. Some of the software and protocols used in our Registry Services business are in the public domain, which means that such software and protocols are equally available to our competitors.
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
Claims relating to infringement of intellectual property of others or other similar claims have been made against us in the past and could be made against us in the future. It is possible that we could become subject to additional claims for infringement of the intellectual property of third parties. The international use of the Company’s logo could present additional potential risks for third party claims of infringement. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel attention, cause delays in our business activities generally, or require us to develop a non-infringing logo or technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us, we could be required to pay damages or have portions of our business enjoined. If we could not identify and adopt an alternative non-infringing logo, develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be harmed.
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
In addition to possible intellectual property litigation and infringement claims, we are, and may in the future, become involved in other claims, lawsuits and investigations. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Given the inherent uncertainties in litigation,  even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach.  In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters. See Note 14, “Commitments and Contingencies” Legal Proceedings, of our Notes to Consolidated Financial Statements in Item 15 of this 10-K for further information.
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
With the introduction of new gTLDs, many of our registrars, based upon their registrant needs, may choose to focus their short- or long-term marketing efforts on these new offerings, and if we are unable to maintain their focus on our products and services or move through them to engage the same registrants, this could harm our business.

We continue to explore new strategic initiatives, the pursuit of any of which may pose significant risks and could have a material adverse effect on our business, financial condition and results of operations.

We are exploring a variety of possible strategic initiatives which may include, among other things, the pursuit of new revenue streams, services or products, changes to our offerings or initiatives to leverage our patent portfolio.

Any such strategic initiative may involve a number of risks, including: the diversion of our management’s attention from our existing business to develop the initiative, related operations and any requisite personnel; possible material adverse effects on our results of operations during and after the development process; and our possible inability to achieve the intended objectives of the initiative. Such initiatives may result in a reduction of cash or increased costs. We may not be able to successfully or profitably develop, integrate, operate, maintain and manage any such initiative and the related operations or employees in a timely manner or at all. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name, including required ICANN approval of new registry services for such TLDs. If any new initiative requires ICANN review, we cannot predict whether this process will prevent us from implementing the initiative in a timely manner or at all.

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
We depend on key employees to manage our business effectively, and we may face difficulty attracting and retaining qualified leaders.
We depend on the performance of our senior management team and other key employees, and we have experienced changes in our management team during the last few years. If we are unable to attract, integrate, retain and motivate these individuals and additional highly skilled technical and sales and marketing employees, and implement succession plans for these personnel, our business may suffer.

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
Competition in Registry Services: We face competition in the domain name registry space from other gTLD and ccTLD registries that are competing for the business of entities and individuals that are seeking to establish a Web presence, including registries offering services related to the .info, .org, .mobi, .biz, .pro, .aero, .museum, .coop and .xxx gTLDs and registries offering services related to ccTLDs. ICANN currently has registry agreements with 16 registries for the operation of 18

gTLDs. In addition, there are over 250 Latin script ccTLD registries and 38 IDN ccTLD registries. Furthermore, under our agreements with ICANN, we are subject to certain restrictions in the operation of .com, .net and .name on pricing, bundling, methods of distribution, the introduction of new registry services and use of registrars that do not apply to ccTLDs and therefore may create a competitive disadvantage. If other registries launch marketing campaigns for new or existing TLDs, including forms of marketing campaigns that we are prohibited from running under the terms of our agreements with ICANN, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials, we could be at a competitive disadvantage and our business could suffer.
We also face competition from service providers that offer outsourced domain name registration, resolution and other DNS services to organizations that require a reliable and scalable infrastructure. Among the competitors are Neustar, Inc., Afilias Limited, ARI Registry Services and Nominet UK, Inc. In addition, to the extent end-users navigate using search engines or social media, as opposed to direct navigation, we may face competition from search engine operators such as Google Inc., Microsoft Corporation, and Yahoo! Inc., operators of social networks such as Facebook, and operators of microblogging tools such as Twitter. Furthermore, to the extent end-users increase the use of web and phone applications to locate and access content, we may face competition from providers of such web and mobile applications.
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
We face competition in the network intelligence and availability services industry from companies or services such as iSight Partners, IBM X-Force, Secunia ApS, Dell SecureWorks, McAfee, Inc., Prolexic Technologies, Inc., AT&T Inc., Verizon Communications, Inc., Dyn, Inc., Neustar, Inc., OpenDNS, BlueCat Networks, Inc., Infoblox Inc., Nominum, Inc., Afilias Limited and Akamai Technologies, Inc.
We may face additional competition, operational and other risks from the introduction of new TLDs by ICANN, which could have a material adverse effect on our business and results of operations.
Additional competition to our business may arise from the introduction of new TLDs by ICANN. ICANN announced the introduction of new gTLDs, which include IDN gTLDs. On October 30, 2009, ICANN approved a fast track process for the awarding of new IDN ccTLDs and such new IDN ccTLDs have started to be introduced into the root. On June 13, 2012, ICANN announced it received 1930 applications to operate over 1400 unique new gTLDs, with new registration opportunities expected to be available beginning in 2013. We do not yet know the impact, if any, that these new domain extensions may have on our business, including if or how the introduction of these new gTLDs will affect registrations for .com and .net and therefore have a material adverse effect on our business and results of operations.
Applicants for new gTLDs include companies which may have greater financial, marketing and other resources than we do, including companies that are existing competitors, domain name registrars and new entrants into the domain name industry. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar, whereas we are currently prohibited by our agreements with ICANN and the DOC from owning more than 15% of a registrar. As a result, operators of new gTLDs may be able to obtain competitive advantages through such vertical integration. ICANN has also approved a process pursuant to which an operator of an existing gTLD could apply to become a registrar with respect to a new gTLD. At least one gTLD operator has successfully used this process; however, it is uncertain whether ICANN and/or the DOC would approve the necessary changes to Verisign’s existing agreements to allow us to vertically integrate with respect to new gTLDs, in which case, we may be at a competitive disadvantage.
We have applied for 14 gTLDs, including 12 IDN gTLDs. There is no certainty that we will ultimately obtain these gTLDs, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors. Similarly, while we have entered into agreements to provide back-end registry services to other applicants for approximately 220 new gTLDs, there is no guarantee that such applicants with which we have entered into agreements will be successful in obtaining one or more of these new domain extensions or that such domain extensions will be successful. Furthermore, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000 which will delay the granting of some gTLDs. Even though IDN gTLDs have been given priority, other factors related to the application process that could delay or disrupt an application and the timing of revenue generation, if any, from these gTLDs. The timing of revenue may also be dependent on how diligently our customers proceed to delegation and launch following the completion of the application process and our customers’ respective launch plans for the new gTLDs.
In addition, our agreements to provide back-end registry services directly to other applicants and indirectly through reseller relationships expose us to operational and other risks. For example, the increase in the number of gTLDs for which we provide registry services on a standalone basis or as a back-end service provider could further increase costs or increase the frequency or scope of targeted attacks from nefarious actors. Finally, IDN TLDs face additional challenges in that current desktop and mobile device software does not ubiquitously recognize IDN TLDs and may be slow to adopt standards even if demand for such products is strong.
Our inability to react to changes in our industry and successfully introduce new products and services could harm our business.
The Internet and communications network services industries are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings or alternatives to our products and services. In order to remain competitive and retain our market share, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and our customers’ and Internet users’ preferences and practices, or launch entirely new products and services in anticipation of, or in response to, market trends. We cannot assure that we will be able to adapt to these challenges or anticipate or respond successfully or in a cost effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.
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
As of December 31, 2012, we had one billion authorized common shares, of which 153.4 million shares were outstanding. In addition, of our authorized common shares, 18.0 million common shares were reserved for issuance pursuant to outstanding equity and employee stock purchase plans (“Equity Plans”), and 36.4 million shares were reserved for issuance upon conversion of the 3.25% junior subordinated convertible debentures due 2037 (the “Convertible Debentures”). As a result, we keep substantial amounts of our common stock available for issuance upon exercise or settlement of equity awards outstanding under our Equity Plans and/or the conversion of Convertible Debentures into our common stock. Issuance of all or a large portion of such shares would be dilutive to existing security holders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of the Convertible Debentures, we have a substantial amount of long-term debt outstanding. In addition to the Convertible Debentures, we have a Facility with a borrowing capacity of $200.0 million. As of December 31, 2012, we had borrowed $100.0 million under the Facility. The availability of borrowing capacity under the Facility allows us immediate access to working capital if we identify opportunities for the use of this cash. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities. The Facility is described in Note 7, “Debt and Interest Expense,” of the Notes to Consolidated Financial Statements of our 2012 Form 10-K.
We may not have the ability to repurchase the Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Convertible Debentures; Occurrence of certain events related to our Convertible Debentures might have significant adverse accounting, disclosure, tax, and liquidity implications.
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
If in the future the Convertible Debentures become convertible, and, if holders elect to convert their Convertible Debentures, we are permitted under the Indenture to pursue an exchange in lieu of conversion or to settle the Settlement Amount (as defined in the Indenture) in cash, stock, or a combination thereof. We currently have the intent and the ability (based on current facts and circumstances) to settle the principal amount of the Convertible Debentures in cash. However, if the principal amount of the Convertible Debentures due to holders as a result of rights to convert or require repurchase exceeds our cash on hand and cash from operations, we will need to draw cash from existing financing or pursue additional sources of financing to settle the Convertible Debentures in cash. We cannot provide any assurances that we will be able to obtain new sources of financing on terms acceptable to us or at all, nor can we assure that we will be able to obtain such financing in time to settle the Convertible Debentures that holders elect to convert or require the Company to repurchase.
If we do not have adequate cash available, either from cash on hand, funds generated from operations or existing financing arrangements, or cannot obtain additional financing arrangements, we will not be able to settle the principal amount of the Convertible Debentures in cash and, in the case of settlement of conversion elections, will be required to settle the principal amount of the Convertible Debentures in stock. If we settle any portion of the principal amount of Convertible Debentures in stock, it will result in immediate dilution to the interests of existing security holders and the dilution could be material to such security holders.
If our intent to settle the principal amount in cash changes, or if we conclude that we no longer have the ability, in the future, we will be required to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share will most likely be lower under the if-converted method as compared to the treasury stock method.

If the amount paid (in cash or stock) to settle the Convertible Debentures (i.e., the Settlement Amount) is less than the adjusted issue price, under the Internal Revenue Code and the regulations thereunder, the difference is included in taxable income as recapture of previous interest deductions. The adjusted issue price grows over the term of the Convertible Debentures due to the difference between the interest deduction for tax, using a comparable yield rate of 8.5%, and the coupon rate of 3.25%, compounded annually. The settlement amount will vary based on the stock price at settlement date. Depending on the Settlement Amount for the Convertible Debentures at the settlement date, the amount included in taxable income as a result of this recapture could be substantial, which could adversely impact our cash flow.
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

Our corporate headquarters are located in Reston, Virginia. We have administrative, sales, marketing, research and development and operations facilities located in the U.S., Brazil, Europe, Asia, and Australia. As of December 31, 2012, we owned approximately 454,000 square feet of space, which includes facilities in Reston and Dulles, Virginia and New Castle, Delaware. As of December 31, 2012 we leased approximately 65,000 square feet of space, primarily in the U.S. and to a lesser extent, in Europe and Asia Pacific. These facilities are under lease agreements that expire at various dates through 2017.

We believe that our existing facilities are well maintained and in good operating condition, and are sufficient for our needs for the foreseeable future. The following table lists our major locations and primary use as of December 31, 2012:

	Approximate
	Square
Major Locations	Footage	Use
United States:
Reston, Virginia	221,000	Corporate Headquarters; and Naming Services
Dulles, Virginia	70,000	Naming Services
New Castle, Delaware	105,000	Naming Services
San Francisco, California	13,000	Naming Services; and Corporate Services
Europe:
Fribourg, Switzerland	8,000	Naming Services; and Corporate Services
Asia Pacific:
Bangalore, India	25,000	Naming Services; and Corporate Services

As of December 31, 2012, we had an aggregate of approximately 58,000 square feet that was owned by us and leased to third parties, which is not included in the table above.

ITEM 3.	LEGAL PROCEEDINGS
See Note 14, “Commitments and Contingencies,” Legal Proceedings, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of February 28, 2013:

Name	Age	Position
D. James Bidzos	57	Executive Chairman, President and Chief Executive Officer
George E. Kilguss, III	52	Senior Vice President and Chief Financial Officer
Richard H. Goshorn	56	Senior Vice President, General Counsel and Secretary
Patrick S. Kane	50	Senior Vice President and General Manager, Naming Services

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

George E. Kilguss, III has served as Senior Vice President and Chief Financial Officer since May 2012. From April 2008 to May 2012, he was the Chief Financial Officer of Internap Network Services Corporation, an IT infrastructure solutions company. From December 2003 to December 2007, he served as the Chief Financial Officer of Towerstream Corporation, a company that delivers high speed wireless Internet access to businesses using WiMAX microwave access. Mr. Kilguss holds an M.B.A. degree from the University of Chicago’s Graduate School of Business and a B.S. degree in Economics and Finance from the University of Hartford.
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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRSN.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market:

	Price Range
	High	Low
Year ended December 31, 2012:
Fourth Quarter	$50.15	$32.81
Third Quarter	$49.40	$40.99
Second Quarter	$44.00	$37.43
First Quarter	$39.01	$34.75
Year ended December 31, 2011:
Fourth Quarter	$36.35	$27.00
Third Quarter	$35.18	$27.00
Second Quarter	$37.73	$32.43
First Quarter	$37.57	$31.97

On February 22, 2013, there were 598 holders of record of our common stock. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. On February 22, 2013, the reported last sale price of our common stock was $45.80 per share as reported by the NASDAQ Global Select Market.

The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

•	general market and economic conditions in the U.S., the eurozone and elsewhere;

•	market conditions affecting technology and Internet stocks generally;

•	announcements of earnings releases, material events, technological innovations, acquisitions or investments by us or our competitors;

•	developments in Internet governance; and

•	industry conditions and trends.

The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. To the extent we have met or exceeded analyst or investor expectations in the past does not necessarily mean that we will be able to do so in the future. In the past, securities class action lawsuits have often followed periods of volatility in the market price of a particular company’s securities. This type of litigation could result in substantial costs and a diversion of our management’s attention and resources. See Note 14, “Commitments and Contingencies, ” Legal Proceedings of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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

Share Repurchases

The following table presents the share repurchase activity during the three months ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(Shares in thousands)
October 1 – 31, 2012	499	$48.21	499	$586.3 million
November 1 – 30, 2012	850	$40.66	850	$551.7 million
December 1 – 31, 2012	945	$37.00	945	$975.5 million
	2,294		2,294

(1)
On December 5, 2012, the Board authorized the repurchase of up to $458.8 million in our common stock, in addition to $541.2 million remaining available under the previous 2010 Share Buyback Program for a total purchase authorization of $1.0 billion of our common stock (collectively “the 2012 Share Buyback Program”). The 2012 Share Buyback Program has no expiration date. Purchases made under the 2012 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2012, there was $975.5 million remaining for future share repurchases under the 2012 Share Buyback Program.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock, the Standard and Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our common stock, the S&P 500 Index and the S&P 500 Information Technology Index on December 31, 2007, and calculates the return annually through December 31, 2012. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Total Return Analysis Indexed
2007 - 2012
140
120
100
80
60
40
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
VeriSign, Inc.
S&P 500 INDEX
S&P 500 INFORMATION TECHNOLOGY INDEX

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
VeriSign, Inc	$100	$51	$64	$95	$112	$121
S&P 500 Index	$100	$63	$80	$92	$94	$109
S&P 500 Information Technology Index	$100	$57	$92	$101	$104	$119

ITEM 6.	SELECTED FINANCIAL DATA

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

 Selected Consolidated Statements of Operations Data: (in millions, except per share data)

	Year Ended December 31,
	2012	2011 (1)	2010 (2)	2009 (3)	2008 (4)

Revenues	$874	$772	$681	$616	$559
Operating income	$457	$329	$232	$160	$(26)
Income from continuing operations	$312	$139	$70	$92	$32
Income from continuing operations per share:
Basic	$1.99	$0.84	$0.39	$0.48	$0.16
Diluted	$1.91	$0.83	$0.39	$0.48	$0.16
Cash dividend declared and paid per share	$—	$2.75	$3.00	$—	$—
 ———————

(1)
Income from continuing operations for 2011 is reduced by pre-tax amounts of $15.5 million in restructuring charges and $100.0 million in contingent interest paid to holders of our Convertible Debentures, as a result of the special dividend to stockholders.

(2)
Income from continuing operations for 2010 is reduced by pre-tax amounts of $16.9 million in restructuring charges and $109.1 million in contingent interest paid to holders of our Convertible Debentures, as a result of the special dividend to stockholders.

(3)	Income from continuing operations for 2009 is reduced by pre-tax amounts of $9.7 million of an impairment charge related to our .name gTLD and $5.4 million in restructuring charges

(4)
Income from continuing operations for 2008 is reduced by pre-tax amounts of $29.4 million in restructuring charges, and a loss of $79.1 million on the sale of a portion of our Mountain View facilities, offset by a pre-tax gain on sale of $77.8 million, upon the divestiture of our remaining 49% ownership interest in the Jamba joint ventures.

Consolidated Balance Sheet Data: (in millions)

	As of December 31,
	2012	2011	2010	2009	2008

Cash, cash equivalents and marketable securities (1) (2)	$1,556	$1,346	$2,061	$1,477	$789
Total assets (2)	$2,062	$1,856	$2,444	$2,470	$2,367
Deferred revenues (3)	$813	$729	$663	$888	$845
Convertible debentures, including contingent interest derivative	$598	$590	$582	$574	$569
Long-term debt	$100	$100	$—	$—	$—
——————

(1)	2010 amounts include partial proceeds from the sale of the Authentication Services business.

(2)	Cash, cash equivalents and marketable securities and total assets decreased from 2010 to 2011 because of a dividend payment of $463.5 million on May 18, 2011.
(3) Amounts in 2009 and 2008 include deferred revenues of the Authentication Services business which was sold in 2010.

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

Overview
We are a provider of Internet infrastructure services. By leveraging our global infrastructure, we provide network confidence and availability for mission-critical Internet services, such as domain name registry services and infrastructure assurance services. Our service capabilities enable real-time resolution for a number of global TLDs, enable domain name registration through registrars and provide security intelligence and cloud-based network availability services to enterprise customers.
Our business consists of one reportable segment, Naming Services, which consists of Registry Services and NIA Services. Registry Services is the registry operator for all .com, .net, .cc, .tv, and .name domain names and also operates the back-end systems for all .gov, .jobs and .edu domain names. As of December 31, 2012, we had approximately 121.1 million domain names registered under the .com and .net registries, our principal registries. The number of domain names registered is largely driven by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. Recently, growth in the number of domain names has been hindered by certain factors, including the overall economic conditions in Europe and changes to search algorithms used by Google and other Internet search engines that negatively affect the profitability of certain types of websites, and as a result, reduce demand for new domain name registrations and renewals. Although growth in absolute number of registrations remains greatest in the U.S., growth on an annual percentage basis is expected to be greatest in markets outside of the U.S. over the long-term. NIA Services provides infrastructure assurance services to organizations and is comprised of iDefense, Managed DNS, and DDoS Protection Services. Revenues from NIA Services are not significant in relation to our consolidated revenue.
2012 Business Highlights and Trends

•
On November 30, 2012, the DOC approved the renewal of our revised agreement with ICANN to serve as the authoritative registry operator for the .com registry. The revised agreement includes new provisions regarding pricing, indemnification, audit rights and service levels. The term of the agreement is from December 1, 2012 through November 30, 2018. See “Industry Regulation” in Item 1 for additional information about this agreement.

•
We recorded revenues of $873.6 million, an increase of 13% as compared to 2011. The increase was primarily due to a 6% year-over-year increase in active domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012.

•
We recorded operating income of $457.3 million, an increase of 39% as compared to 2011, primarily due to an increase in our revenues as well as a reduction in general and administrative expenses and restructuring expenses as we realized the effect of post-divestiture cost savings and completed the 2010 Restructuring Plan.

•
We repurchased 7.7 million shares of our common stock for an aggregate cost of $314.6 million in 2012. On December 5, 2012, the Board authorized the repurchase of up to $458.8 million of our common stock, in addition to $541.2 million remaining available under the previous 2010 Share Buyback Program for a total repurchase authorization of $1.0 billion of our common stock (collectively “the 2012 Share Buyback Program”). As of December 31, 2012, there was $975.5 million remaining for future share repurchases under the 2012 Share Buyback Program.

•
We generated cash flows from operating activities of $537.6 million, an increase of 60% as compared to 2011. The increase was primarily due to the payment of $100.0 million of contingent interest to the holders of our Convertible Debentures during 2011, and an increase in cash received from customers resulting from revenue growth in 2012.

•
In 2012, we purchased $2.6 billion of marketable securities. Sales and maturities of marketable securities were $1.2 billion. Substantially all of the purchases, sales and maturities of marketable securities in 2012 consisted of U.S. Treasury bills with maturities of less than one year.

•	On December 19, 2012, we announced that as of July 1, 2013, the registry fee for .net domain names will increase from $5.11 to $5.62.

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

Revenue recognition

We generate revenues by providing services over a period of time. Fees for these services are deferred and recognized as performance occurs. The majority of our revenue transactions contain standard business terms and conditions. However, at times, we enter into non-standard arrangements including multiple-element arrangements. As a result, we must evaluate (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among the deliverables; (3) when to recognize revenue on the deliverables; and (4) whether all elements of the arrangement have been delivered. Our revenue recognition policy also requires an assessment as to whether collection is reasonably assured, which requires us to evaluate the creditworthiness of our customers.

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

Litigation and contingencies

Liabilities for loss contingencies are based on management’s judgment as to the likelihood of an unfavorable outcome and the potential amount of loss incurred. A liability is recorded when a loss is considered probable and the amount can be reasonably estimated. These liabilities are based largely on estimates that require significant judgment. If actual results differ from these estimates, our results of operations could be materially affected in future periods when the contingencies are resolved.

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
Earnings per Share
We use the treasury stock method to calculate the impact of our Convertible Debentures on diluted earnings per share. Under this method, only a positive conversion spread related to the Convertible Debentures is included in the diluted earnings per share calculations. This is based on our intent and ability to settle the principal amount of the Convertible Debentures in cash. A change in our intent and ability would require us to use the if-converted method, which could have a material impact on our diluted earnings per share.

Results of Operations
The following table presents information regarding our results of operations as a percentage of revenues:

	Year Ended December 31,
	2012	2011	2010
Revenues	100%	100%	100%
Costs and expenses:
Cost of revenues	19	21	23
Sales and marketing	11	13	12
Research and development	7	7	8
General and administrative	11	14	20
Restructuring charges	—	2	3
Total costs and expenses	48	57	66
Operating income	52	43	34
Interest expense	(6)	(19)	(23)
Non-operating income, net	1	1	3
Income from continuing operations before income taxes	47	25	14
Income tax expense	(11)	(7)	(4)
Income from continuing operations, net of tax	36	18	10
Income from discontinued operations, net of tax	1	1	112
Net income	37%	19%	122%

Revenues
Revenues related to our Registry Services are primarily derived from registrations for domain names in the .com, .net, .cc, .tv, .name, .gov, and .jobs domain name registries. Revenues from .cc, .tv, .name, .gov, and .jobs are not significant in relation to our consolidated revenue. For domain names registered with the .com and .net registries, we receive a fee from third-party registrars per annual registration that is fixed pursuant to our agreements with ICANN. Individual customers, called registrants, contract directly with third-party registrars or their resellers, and the third-party registrars in turn register the .com, .net, .cc, .tv, .name and .jobs domain names with Verisign. Changes in revenues are driven largely by increases in the number of new domain name registrations and the renewal rate for existing registrations as well as the impact of new and prior price increases, to the extent permitted, by ICANN and the DOC. New registrations and the renewal rate for existing registrations are impacted by continued growth in online advertising, e-commerce, and the number of Internet users, which is partially driven by greater availability of broadband, as well as advertising and promotional activities carried out by us and third-party registrars. On January 15, 2012, we increased our .com domain name registration fees by 7% from $7.34 to $7.85 and .net domain name registration fees by 10% from $4.65 to $5.11. We have the contractual right to increase the fees for .net domain name registrations by up to 10% each year during the term of our .net agreement with ICANN through June 30, 2017. The price of .com domain names is fixed at $7.85 for the duration of the new .com Registry Agreement through November 30, 2018, except that prices may be raised by up to 7% each year due to the imposition of any new Consensus Policy or documented extraordinary expense resulting from an attack or threat of attack on the Security and Stability (each as defined in the .com Registry Agreement) subject to approval of the DOC. On December 19, 2012, we announced that effective July 1, 2013, the registry fee for .net domain names will increase from $5.11 to $5.62. We offer promotional marketing programs for our registrars based upon market conditions and the business environment in which the registrars operate. All revenues paid to us for .com and .net registrations are in U.S. dollars. Revenues from NIA Services are not significant in relation to our total consolidated revenue.
A comparison of revenues is presented below:

	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Revenues	$873,592	13%	$771,978	13%	$680,578
The following table compares domain names ending in .com and .net managed by our Registry Services business:

	December 31, 2012	% Change	December 31, 2011	% Change	December 31, 2010
Active domain names ending in .com and .net	121.1 million	6%	113.8 million	8%	105.2 million

Our revenues increased by $101.6 million in 2012, as compared to 2011, primarily due to a an $87.6 million increase in revenues from the operation of the registries for the .com and .net TLDs and a $13.8 million increase in other revenues comprised of NIA services, other TLDs, and data hosting services. The increase in revenues from the .com and .net TLDs was due to a 6% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 and January 2012 as per our agreements with ICANN. Our revenues increased by $91.4 million in 2011, as compared to 2010, primarily due to an 8% year-over-year increase in the number of domain names ending in .com and .net and increases in our .com and .net registry fees in July 2010 as per our agreements with ICANN.
The growth in the number of active domain names was primarily driven by continued Internet growth and new domain name promotional programs. We expect to see continued growth in the number of active domain names in 2013 as a result of further Internet growth. In addition, while we expect to see continued growth internationally in both .com and .net domain name bases, especially in markets that we have targeted through our marketing programs, recently the ongoing economic instability in Europe has limited the rate of growth of the domain name base and may continue to do so in the future. Further, according to published reports, in 2012 Google made, and may continue to make changes to its search algorithm and pay-per-click advertising policies to provide less compensation for certain types of websites. This could make such websites less profitable and we believe has resulted in fewer domain registrations. Moreover, we believe that some first time renewing websites affected by this change did not renew during 2012. Although growth in the domain name base may be limited by these factors, we expect revenues will continue to increase in fiscal 2013 as compared to fiscal 2012 as a result of continued growth in the number of active domain names ending in .com and .net and the implementation of the .net price increase which will become effective in July 2013.

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
During the first half of 2012, ICANN began the application process for new gTLDs, including new IDN gTLDs. The application period closed in May 2012, and new domain name registration opportunities for a portion of the approved new gTLDs are expected to be available in 2013. We applied for 14 new gTLDs including 12 transliterations of .com and .net. In addition, applicants for approximately 220 new gTLDs selected us to provide back-end registry services. We cannot predict whether we will be successful in becoming the registry for all or any of the gTLDs for which we submitted applications or whether any of the 220 applications for which we would serve as the back-end service provider will be successful. We also cannot predict whether there will be any delays in ICANN’s approval process. For example, ICANN has stated that it will need to limit the maximum number of new gTLDs that may be delegated in a year to 1,000. The application process and availability of domain name registrations for approved new gTLDs applied for by Verisign or Verisign’s customers, and the timing of revenue generation, if any, from these gTLDs is uncertain. We do not expect to generate significant revenues, if any, from new gTLDs before 2014.
We cannot assess the impact, if any, the introduction of these new gTLDs will have on our revenues and results of operations. See Item 1A. “Risk Factors—We may face additional competition, operational and other risks from the introduction of new TLDs by ICANN, which could have a material adverse effect on our business and results of operations,” of this Form 10-K.
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
A comparison of cost of revenues is presented below:

	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Cost of revenues	$167,600	1%	$165,246	5%	$156,676

2012 compared to 2011: Cost of revenues increased primarily due to increases in direct cost of revenues, salary and employee benefits expenses, including stock-based compensation expenses, partially offset by a decrease in depreciation expenses. Direct cost of revenues increased by $2.8 million, primarily due to increased registry fees required to be paid in the new .tv and .com Registry Agreements which became effective in 2012, and an increase in data hosting costs. Salary and employee benefits expenses, including stock-based compensation, increased by $1.9 million, primarily due to an increase in the average headcount to support our Registry Services business and continued growth of our NIA Services business, partially offset by a reduction in the estimated payout of fiscal 2012 bonuses and a decrease in stock-based compensation due to additional vested RSUs granted to option holders during 2011 as they did not participate in the May 2011 and December 2010 special cash dividends. Depreciation expenses decreased by $3.4 million, primarily due to the acceleration of depreciation on an abandoned software project in 2011 and a change in the estimated useful lives of computer hardware and equipment assets from three years to four years beginning in 2012.

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

We expect cost of revenues as a percentage of revenues to increase slightly in 2013 as compared to 2012 primarily due to an increase in registry fees for the .com and .tv TLDs and an increase in depreciation expenses.
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
A comparison of sales and marketing expenses is presented below:

	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Sales and marketing	$97,809	—	$97,432	17%	$83,390

2012 compared to 2011: Sales and Marketing expenses remained consistent with an increase in salary and employee benefits expenses, as well as fees paid to ICANN for new gTLD applications offset by a decrease in consulting and advertising expenses. Salary and employee benefits expenses increased by $4.2 million, primarily due to an increase in the average headcount related to the expansion of the international marketing team for our Registry Services business and growth of our NIA sales team, partially offset by a decrease in the estimated payout for fiscal 2012 bonuses and stock-based compensation expenses due to additional vested RSUs granted during 2011 to option holders as they did not participate in the December 2010 and May 2011 special cash dividends. During 2012, we applied for 14 new gTLDs and incurred fees of $2.6 million related to those applications. Consulting and advertising expenses decreased by $7.1 million, primarily due to consulting costs related to the new gTLD program and product marketing initiatives promoting Registry Services during 2011.

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

We expect sales and marketing expenses as a percentage of revenues to decrease slightly in 2013 as compared to 2012, due to our continued focus on effectively managing our expenses.
Research and development
Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, consulting fees, facilities costs, computer and communications equipment, support services used in our service and technology development, and allocations of indirect costs such as corporate overhead.
A comparison of research and development expenses is presented below:

	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Research and development	$61,694	16%	$53,277	(1)%	$53,664

2012 compared to 2011: Research and development expenses increased primarily due to increases in salary and employee benefits expenses, including stock-based compensation expenses, and contract and professional services expenses, partially offset by an increase in capitalized labor. Salary and employee benefits expenses, including stock-based compensation expenses, increased by $6.6 million, primarily due to an increase in average headcount to support the development of our DNS infrastructure and new services, partially offset by a decrease in the estimated payout of fiscal 2012 bonuses. Contract and professional services expenses increased by $3.0 million, primarily to support projects in our NIA Services business. Capitalized labor increased by $2.1 million, primarily due to an increase in the volume of work performed on internally developed software projects.

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

We expect research and development expenses as a percentage of revenues to remain consistent in 2013 as compared to 2012.
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
A comparison of general and administrative expenses is presented below:

	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
General and administrative	$89,927	(19)%	$111,122	(19)%	$137,704

2012 compared to 2011: General and administrative expenses decreased primarily due to decreases in salary and employee benefits expenses, including stock-based compensation, contract and professional services expenses, occupancy expenses, receipts from the settlement of indemnification claims with the former shareholders of an acquired business, and an increase in overhead expenses allocated to other cost types, partially offset by increases in depreciation expenses, legal expenses, and miscellaneous general and administrative expenses. Salary and employee benefits expenses decreased by $15.6 million, including a $4.4 million decrease in stock-based compensation, primarily due to the reduced headcount in corporate support functions subsequent to the divestiture of the Authentication Services business and a reduction in estimated payout of fiscal 2012 bonuses. Stock-based compensation expenses also decreased due to additional vested RSUs granted to option holders during 2011 as they did not participate in the May 2011 and December 2010 special cash dividends, partially offset by $1.4 million of stock-based compensation expense for fully vested RSUs granted to members of the Board of Directors during 2012. Contract and professional services expenses decreased by $4.9 million, primarily due to reductions in consulting services expenses and reductions in temporary staffing upon completion of the transition of certain corporate functions from California to Virginia in 2011. Occupancy expenses decreased by $6.3 million, primarily due to lower rent expense as we exited leased facilities in Mountain View, California and Dulles, Virginia and purchased our corporate headquarters facility in Reston, Virginia during 2011. In the fourth quarter of 2012, we recognized a credit of $4.5 million related to reimbursements of previously incurred legal costs, received upon settlement of indemnification claims with the selling shareholders of a previously acquired business. Overhead expenses allocated to other cost types increased by $1.6 million, primarily due to a decrease in the relative headcount of the general and administrative function compared to other functions subsequent to the completion of the 2010 Restructuring Plan and the transition of corporate functions from California to Virginia. Depreciation expenses increased by $3.2 million primarily due to the additional depreciation related to our new corporate headquarters. Legal expenses increased by $5.2 million primarily due to an insurance recovery in 2011 related to a certain legal matter as well as legal and other support related to the DOC’s review of the renewal of our .com Registry Agreement with ICANN and legal advice related to ICANN’s new gTLD program in 2012. Miscellaneous expenses increased by $4.8 million primarily due to the release of $5.9 million of liabilities related to non-income tax expenses as a result of the lapse of the statutes of limitations during 2011.

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

We expect general and administrative expenses as a percentage of revenues to decrease slightly in 2013 as compared to 2012, due to our continued focus on effectively managing our expenses.
Restructuring charges
See Note 6, “Restructuring Charges,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Interest expense
Interest expense consists of contractual interest payments on Convertible Debentures, amortization of debt discount and debt issuance costs on the liability component of our Convertible Debentures, contingent interest payments to holders of our Convertible Debentures, interest expenses related to our current $200.0 million senior unsecured revolving credit facility, offset by capitalized interest.

A comparison of interest expense is presented below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Contractual interest on Convertible Debentures	$40,625	$40,625	$40,625
Amortization of debt discount on the Convertible Debentures	7,986	7,355	6,775
Contingent interest to holders of Convertible Debentures	—	100,020	109,113
Interest capitalized to Property and equipment, net	(934)	(980)	(676)
Credit facility and other interest expense	2,519	312	1,830
Total interest expense	$50,196	$147,332	$157,667
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
Non-operating income, net
See Note 12, “Non-operating income, net” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Income tax expense

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income tax expense from continuing operations	$100,210	$55,031	$25,322
Effective tax rate	24%	28%	27%

Our effective tax rate for 2012 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates and a decrease in valuation allowances related to deferred tax assets, partially offset by state income taxes and non-deductible stock based compensation.

Our effective tax rate for 2011 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates, partially offset by an increase in the accrual for uncertain tax positions, tax expense related to a foreign currency transaction gain realized on the distribution of previously taxed income, state income taxes and non-deductible stock based compensation.

Our effective tax rate for 2010 was lower than the statutory federal rate of 35% primarily due to tax benefits from foreign income taxed at lower rates and a change in estimated tax expense related to a divested business, partially offset by an increase in accruals for uncertain tax positions, state income taxes and non-deductible stock-based compensation.

As of December 31, 2012, we had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $138.1 million before the offset of certain deferred tax liabilities. With the exception of deferred tax assets related to book and tax bases differences of certain investments and certain foreign net operating loss carryforwards, we believe it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. Our deferred tax assets related to net operating loss carryforwards increased in 2012 primarily due to a tax rate change, resulting from the expiration of a tax holiday in one of the jurisdictions in Switzerland. This increase in deferred tax assets was partially offset by an increase in the corresponding valuation allowance which resulted from the tax rate change. The impact of this tax rate change on our deferred tax assets and the offsetting valuation allowance, together with the release of valuation allowances related to investments with differing book and tax bases, reduced income tax expense by $5.3 million in 2012.

We qualify for a tax holiday in Switzerland until 2015 which provides reduced rates of taxation on certain types of income and also requires certain thresholds of investment and employment. Another tax holiday specific to one of the jurisdictions in Switzerland expired on December 31, 2011, increasing our tax rate from 12.7% to 25.5%. In India, our exemption related to the Software Technology Park of India (“STPI”) tax program expired on March 31, 2011. Following the expiration, we are subject to the regular statutory tax rate of 33% in India. These tax holidays increased our diluted earnings per share by $0.11 in 2012, $0.06 in 2011, and $0.12 in 2010.
Income from discontinued operations, net of tax
See Note 4, “Discontinued Operations,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Liquidity and Capital Resources

	As of December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$130,736	$1,313,349
Marketable securities	1,425,700	32,860
Total	$1,556,436	$1,346,209
As of December 31, 2012, our principal source of liquidity was $130.7 million of cash and cash equivalents and $1.4 billion of marketable securities. The marketable securities consist primarily of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies meeting the criteria of our investment policy, which is focused on the preservation of our capital through investment in investment grade securities. The cash equivalents consist mainly of amounts invested in money market funds and U.S. Treasury bills purchased with original maturities of less than 90 days.
The change in the mix of our cash and cash equivalents and marketable securities from 2011 to 2012 is primarily due to $1.4 billion of purchases of U.S. Treasury bills (net of sales and maturities) during 2012, using funds held by foreign subsidiaries. All of the U.S. Treasury bills purchased have contractual maturities of less than one year. Approximately $33.0 million of marketable securities held as of December 31, 2012 have contractual maturities between one year and three years. Our cash and cash equivalents are readily accessible. For additional information on our investment portfolio, see Note 2, “Cash, Cash Equivalents, and Marketable Securities,” of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

As of December 31, 2012, the amount of cash and cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion. Our intent is to indefinitely reinvest outside of the U.S. those funds held by foreign subsidiaries that have not been previously taxed in the U.S. Currently, we do not anticipate that we will need funds that were generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
We purchased marketable securities of $2.6 billion and received $1.2 billion from sales and maturities of marketable securities in 2012. We purchased marketable securities of $79.0 million and received $546.0 million from sales and maturities of marketable securities in 2011. We purchased marketable securities of $787.7 million and received $284.6 million from sales and maturities of marketable securities in 2010.
In 2012, we repurchased 7.7 million shares of our common stock at an average stock price of $40.90 for an aggregate cost of $314.6 million. In 2011, we repurchased approximately 16.3 million shares of our common stock at an average stock price of $32.76 for an aggregate cost of $534.6 million. In 2010, we repurchased approximately 15.7 million shares of our common stock at an average stock price of $27.93 for an aggregate cost of $437.7 million. As of December 31, 2012, $975.5 million remained available for further repurchases under the 2012 Share Buyback Program.
In 2011 we declared and paid a special cash dividend of $2.75 per share of our common stock totaling $463.5 million. As a result of the dividend, we also paid $100.0 million in contingent interest to holders of our Convertible Debentures. In 2010, we declared and paid a special dividend of $3.00 per share of our common stock totaling $518.2 million. As a result of the dividend, we also paid $109.1 million in contingent interest to holders of our Convertible Debentures.
In 2011, we entered into a $200.0 million senior unsecured revolving credit facility and borrowed $100.0 million from this facility in connection with the purchase of our new corporate headquarters building in Reston, Virginia for approximately $118.5 million. Our credit facility is discussed in more detail in Note 7 “Debt and Interest Expense.” 2011 Credit Facility, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
As of December 31, 2012, we had $1.25 billion principal amount outstanding of 3.25% Convertible Debentures due 2037 (See Note 7 “Debt and Interest Expense” of the accompanying consolidated financial statements). The Convertible Debentures will mature in August 2037, unless earlier repurchased, redeemed or converted. Our Convertible Debentures were convertible at the option of each holder during the three months ending December 31, 2012, as our common stock price exceeded the conversion price threshold during the relevant measuring period for the three months ended September 30, 2012. Accordingly, as at September 30, 2012, we reclassified the carrying value of the debt component of the Convertible Debentures, the related embedded derivative, and deferred tax liabilities from long-term liabilities to current liabilities, and the associated unamortized debt issuance costs from long-term assets to current assets. Our common stock price did not exceed the conversion price threshold during the relevant measuring period for the three months ended December 31, 2012, and consequently, the Convertible Debentures are no longer convertible starting January 1, 2013, until one of the conversion criteria is met in the future. Accordingly, as at December 31, 2012, we reclassified the carrying value of the debt component of the Convertible Debentures, the related embedded derivative, and deferred tax liabilities back to long-term liabilities, and the associated unamortized debt issuance costs back to long-term assets. In future fiscal periods, the Convertible Debentures related liabilities and assets will be classified as current or long-term depending on whether any of the conversion criteria is met or not at the end of that fiscal period.
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

In summary, our cash flows for 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$537,630	$335,901	215,206
Net cash (used in) provided by investing activities	(1,442,353)	273,242	603,090
Net cash used in financing activities	(277,752)	(852,198)	(745,274)
Effect of exchange rate changes on cash and cash equivalents	(138)	(3,224)	9,440
Net (decrease) increase in cash and cash equivalents	$(1,182,613)	$(246,279)	$82,462

Net cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

2012 compared to 2011: Cash provided by operating activities increased in 2012 primarily due to an increase in cash received from customers, the payment of $100.0 million of contingent interest to the holders of our Convertible Debentures during 2011, and a decrease in cash paid to employees and vendors, partially offset by an increase in cash paid for income taxes during 2012. Cash received from customers increased as the result of growth in sales during 2012, while cash paid to employees and vendors decreased due to a reduction in operating expenses in 2012. The increase in income taxes paid in 2012 was due primarily to an increase in income tax payments made by our foreign subsidiaries.

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

Net cash (used in) provided by investing activities

The changes in cash flows from investing activities primarily relate to divestiture of businesses, timing of purchases, maturities and sales of investments, and purchases of property and equipment.

2012 compared to 2011: The change in cash (used in) provided by investing activities is primarily due to $1.4 billion of purchases of marketable securities (net of sales and maturities) during 2012 compared to $467.0 million of sales and maturities of marketable securities (net of purchases) in 2011 and a decrease in purchases of property and equipment primarily due to the purchase of our corporate headquarters in Reston, Virginia for $118.5 million in 2011.

2011 compared to 2010: The decrease in cash provided by investing activities is primarily due to proceeds received from the divestiture of businesses in 2010, and the purchase of our corporate headquarters in Reston, Virginia in 2011, partially offset by an increase in sales and maturities of marketable securities and investments and a decrease in purchases of marketable securities.

Net cash used in financing activities

The changes in cash flows from financing activities primarily relate to share repurchases, borrowings from our credit facility, stock option exercises, our employee stock purchase plan (“ESPP”), excess tax benefits from stock-based compensation, and dividend payments.

2012 compared to 2011: Net cash used in financing activities decreased primarily due to the payment of a special cash dividend in 2011, a decrease in the amount of share repurchases made during 2012, and an increase in excess tax benefits from exercises of stock options and vesting of RSUs in 2012, partially offset by $100.0 million borrowed under our credit facility in 2011, and a decrease in proceeds from stock option exercises and the ESPP.

2011 compared to 2010: Net cash used in financing activities increased primarily due to an increase in share repurchases and a decrease in realized excess tax benefits from exercises of stock options and vesting of RSUs. The increase is partially offset by $100.0 million borrowed under our credit facility in 2011 and a lower special dividend paid in 2011 compared to 2010.

Impact of Inflation

We believe that inflation has not had a significant impact on our operations during 2012, 2011 and 2010.

Income taxes
As of December 31, 2012, we have used the majority of our U.S. federal net operating loss carryforwards. As such, we expect the amount of cash paid for domestic income taxes to increase in 2013, although this increase is expected to be partially offset by the increasing benefit from the interest deduction related to our Convertible Debentures. The interest expense deducted for income tax purposes is based on the adjusted issue price of the Convertible Debentures which grows over the term due to the difference between the interest deduction taken for income tax purposes, using a comparable yield of 8.5%, and the coupon rate of 3.25%, compounded annually. As a result, the amount of interest deducted is expected to grow each year, while the interest recognized in accordance with GAAP, will grow at a slower rate. This difference will result in a continuing increase in the long-term deferred tax liability on our Consolidated Balance Sheet.

If the amount paid (in cash or stock) to settle the Convertible Debentures (i.e., the Settlement Amount) is less than the adjusted issue price, under the Internal Revenue Code and the regulations thereunder, the difference is included in taxable income as recapture of previous interest deductions. The Settlement Amount will vary based on the stock price at settlement date. Depending on the Settlement Amount for the Convertible Debentures at the settlement date, the amount included in taxable income as a result of this recapture could be substantial, which could adversely impact our cash flow.

Property and Equipment Expenditures

Our planned property and equipment expenditures for 2013 are anticipated to be between $60 million and $80 million and will primarily be focused on infrastructure upgrades and enhancements to our product portfolio.

Contractual Obligations

See Note 14, “Commitments and Contingencies, ”Purchase Obligations and Contractual Agreements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

We enter into indemnification agreements with many of our customers in the ordinary course of business. We also entered into indemnification agreements with Symantec in connection with the sale of the Authentication Services business. See Note 14, “Commitments and Contingencies,” Indemnifications, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. As of December 31, 2012, we did not have any significant off-balance sheet arrangements. See Note 14, “Commitments and Contingencies,” Off-Balance Sheet Arrangements, of our Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for further information regarding off-balance sheet arrangements.

Dilution from Convertible Debentures, RSUs and Stock Options
The conversion of our Convertible Debentures may dilute the holdings of existing shareholders due to the potential number of shares that could be required to settle the Convertible Debentures. We have the intent and ability to settle the principal amount of the Convertible Debentures in cash, but the excess of the conversion value over the principal amount (“the conversion spread”) may be settled in shares of common stock. As of December 31, 2012, there are 36.4 million shares of common stock reserved for issuance upon conversion or repurchase of the Convertible Debentures. Based on the if-converted value of the Convertible Debentures as of December 31, 2012, the conversion spread could have required us to issue up to 4.2 million shares of common stock. See Item 1A. “Risk Factors—We may not have the ability to repurchase the Convertible Debentures in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of Convertible Debentures; Occurrence of certain events related to our Convertible Debentures might have significant adverse accounting, disclosure, tax, and liquidity implications,” of this Form 10-K.
Grants of stock-based awards are key components of the compensation packages we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that these stock-based awards dilute existing stockholders and have sought to control the number granted while providing competitive compensation packages. As of December 31, 2012, there are a total of 2.9 million unvested RSUs and outstanding stock options which represent potential dilution of 1.9%. This maximum potential dilution will only result if all outstanding options vest and are exercised and all RSUs vest and are settled. There were no stock options granted in 2012 or 2011. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option and RSU programs; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and market risks. We have not entered into any market risk sensitive instruments for trading purposes.

Interest rate sensitivity

The interest rates on our revolving credit facility are affected by changes in market interest rates. As of December 31, 2012, we had $100.0 million outstanding under our credit facility. A hypothetical change in interest rates by 100 basis points would not have a significant impact on our interest expense in 2013.

Our marketable securities consist of fixed income securities which are subject to interest rate risk. As of December 31, 2012 we had $1.5 billion of fixed income securities, which consisted primarily of U.S. Treasury bills with maturities of less than one year. A hypothetical change in interest rates by 100 basis points would not have a significant impact on the fair value of our investments.

Foreign exchange risk management

We conduct business throughout the world and transact in multiple foreign currencies. Our foreign currency risk management program is designed to mitigate foreign exchange risks associated with monetary assets and liabilities of our operations that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses to income resulting from fluctuations in exchange rates. We may choose not to hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. We do not enter into foreign currency transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with financial institutions that have investment grade ratings.

As of December 31, 2012, we held foreign currency forward contracts in notional amounts totaling $40.2 million to mitigate the impact of exchange rate fluctuations associated with certain foreign currencies. Changes in the value of the U.S. dollar relative to the foreign currency derivatives outstanding would be largely offset by the remeasurement of our foreign currency denominated monetary and non-monetary assets and liabilities resulting in an insignificant net impact to income.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a significant impact to our financial statements.

Market risk management

The fair market value of our Convertible Debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Debentures will also increase as the market price of our stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the Convertible Debentures but do not impact our financial position, cash flows or results of operations. As of December 31, 2012, the fair value of the Convertible Debentures was approximately $1.6 billion, based on available market information from public data sources.

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

Supplementary Data (Unaudited)

The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2012. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2012
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31 (2)	December 31,
	(In thousands, except per share data)
Revenues	$205,726	$214,142	$223,528	$230,196	$873,592
Gross Profit	$164,470	$171,298	$182,068	$188,156	$705,992
Operating Income	$98,930	$106,980	$116,062	$135,355	$457,327
Net income	$68,009	$68,472	$77,910	$105,641	$320,032
Net income per share (1):
Basic	$0.43	$0.43	$0.50	$0.68	$2.04
Diluted	$0.42	$0.42	$0.47	$0.65	$1.95
——————

(1)	Net income per share for the year is computed independently and may not equal the sum of the quarterly net income (loss) per share.

(2)
Net income for the quarter ended December 31, 2012 includes pre-tax benefits of $13.6 million primarily related to reimbursements of litigation and defense costs, received upon settlement with the selling shareholders of a previously acquired business, $5.5 million related to a reduction in the estimated bonus payout, and a $7.6 million unrealized gain due to a decrease in the fair value of the embedded contingent interest derivative related to our Convertible Debentures.

	2011
	Quarter Ended				Year Ended
	March 31 (2)	June 30 (3)	September 30 (4)	December 31 (5)	December 31,
	(In thousands, except per share data)
Revenues	$181,523	$189,844	$196,965	$203,646	$771,978
Gross Profit	$140,654	$149,177	$155,271	$161,630	$606,732
Operating Income	$65,510	$82,059	$88,947	$92,873	$329,389
Net income (loss)	$40,771	$(10,610)	$58,916	$53,814	$142,891
Net income (loss) per share (1):
Basic	$0.24	$(0.06)	$0.36	$0.34	$0.87
Diluted	$0.24	$(0.06)	$0.36	$0.34	$0.86
——————

(1)	Net income (loss) per share for the year is computed independently and may not equal the sum of the quarterly net income (loss) per share.

(2)	Net income during the quarter ended March 31, 2011, is reduced by pre-tax $5.5 million in restructuring charges.

(3)
Net loss during the quarter ended June 30, 2011, includes a $100.0 million contingent interest payment to the holders of our Convertible Debentures, offset by a corresponding discrete income tax benefit of $39.7 million. Net loss during the quarter ended June 30, 2011 was reduced by the release of $5.9 million of liabilities related to non-income tax expenses as a result of the lapse of the statutes of limitations, offset by $3.7 million in restructuring charges.

(4)	Net income during the quarter ended September 30, 2011, is reduced by pre-tax $3.0 million in restructuring charges.

(5)
Net income during the quarter ended December 31, 2011, is reduced by pre-tax $3.4 million in restructuring charges and a $3.9 million out of period charge for certain non-income taxes related to investments.

Our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future quarters. If this were to occur, the market price of our common stock would likely decline. For further information regarding the quarterly fluctuation of our revenues and operating results, see Item 1A, “Risk Factors-Our operating results may fluctuate and our future revenues and profitability are uncertain” of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012. See “Report of Independent Registered Public Accounting Firm” in Item 15 of this Form 10-K.

c. Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee will be included under the captions “Proposal No. 1: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference (“2013 Proxy Statement”).

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. This code of ethics, titled “Code of Ethics for the Chief Executive Officer and Senior Financial Officers,” is posted on our website along with the “Verisign Code of Conduct” that applies to all officers and employees, including the aforementioned officers. The Internet address for our website is www.verisigninc.com, and the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” may be found from our main Web page by clicking first on “company info,” next on “investor information,” next on “Corporate Governance,” next on “Ethics and Business Conduct,” and finally on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers.” The “Verisign Code of Conduct” applicable to all officers and employees can similarly be found on the Web page for “Ethics and Business Conduct” under the link entitled “Verisign Code of Conduct-2012.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” or, to the extent also applicable to the principal executive officer, principal financial officer, or other senior accounting officers, the “Verisign Code of Conduct-2012” by posting such information on our website, on the Web page found by clicking through to “Ethics and Business Conduct” as specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2013 Proxy Statement from the discussions under the captions “Compensation of Directors,” “Non-Employee Director Retainer Fees and Equity Compensation Information” and “Non-Employee Director Compensation Table for Fiscal 2012,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the discussions under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2013 Proxy Statement from the discussions under the captions “Policies and Procedures with Respect to Transactions with Related Persons,” “Certain Relationships and Related Transactions” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2013 Proxy Statement from the discussions under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

Financial statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

Financial statement schedules

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger dated as of March 6, 2000, by and among the Registrant, Nickel Acquisition Corporation and Network Solutions, Inc.	8-K	3/8/00	2.1

2.02	Agreement and Plan of Merger dated September 23, 2001, by and among the Registrant, Illinois Acquisition Corporation and Illuminet Holdings, Inc.	S-4	10/10/01	4.03

2.03	Purchase Agreement dated as of October 14, 2003, as amended, among the Registrant and the parties indicated therein.	8-K	12/10/03	2.1

2.04	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in Jamba! AG dated May 23, 2004 between the Registrant and certain other named individuals.	10-K	3/16/05	2.04

2.05	Asset Purchase Agreement dated October 10, 2005, as amended, among the Registrant, eBay, Inc. and the other parties thereto.	8-K	11/23/05	2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.01	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	11/5/07	3.01

3.02	Sixth Amended and Restated Bylaws of VeriSign, Inc.	8-K	7/31/12	3.01

4.01	Indenture dated as of August 20, 2007 between the Registrant and U.S. Bank National Association.	8-K/A	9/6/07	4.1

4.02	Registration Rights Agreement dated as of August 20, 2007 between the Registrant and J.P. Morgan Securities, Inc.	8-K/A	9/6/07	4.2

10.01	Form of Revised Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.	10-K	3/31/03	10.02

10.02	409A Options Election Form and related documentation. +	8-K	1/4/07	99.01

10.03	Registrant's 1998 Directors Stock Option Plan, as amended through May 22, 2003, and form of stock option agreement. +	S-8	6/23/03	4.02

10.04	Registrant's 2001 Stock Incentive Plan, as amended through November 22, 2002. +	10-K	3/31/03	10.08

10.05	Registrant's 2006 Equity Incentive Plan, as adopted May 26, 2006. +	10-Q	7/12/07	10.02

10.06	Registrant's 2006 Equity Incentive Plan, form of Stock Option Agreement. +	10-Q	7/12/07	10.03

10.07	Registrant's 2006 Equity Incentive Plan, form of Directors Nonqualified Stock Option Grant. +	10-Q	8/9/07	10.01

10.08	Nonqualified Registrant's 2006 Equity Incentive Plan, amended form of Nonqualified Directors Stock Option Grant. +	S-1	11/5/07	10.15

10.09	Registrant's 2006 Equity Incentive Plan, form of Employee Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.04

10.10	Registrant's 2006 Equity Incentive Plan, form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/12/07	10.05

10.11	Registrant's 2006 Equity Incentive Plan, form of Performance-Based Restricted Stock Unit Agreement. +	8-K	8/30/07	99.1

10.12	Registrant's 2007 Employee Stock Purchase Plan, as adopted August 30, 2007. +	S-1	11/5/07	10.19

10.13	Assignment Agreement, dated as of April 18, 1995 between the Registrant and RSA Data Security, Inc.	S-1	1/29/98	10.15

10.14	BSAFE/TIPEM OEM Master License Agreement, dated as of April 18, 1995, between the Registrant and RSA Data Security, Inc., as amended.	S-1	1/29/98	10.16

10.15	Amendment Number Two to BSAFE/TIPEM OEM Master License Agreement dated as of December 31, 1998 between the Registrant and RSA Data Security, Inc.	S-1	1/5/99	10.31

10.16	Non-Compete and Non-Solicitation Agreement, dated April 18, 1995, between the Registrant and RSA Security, Inc.	S-1	1/29/98	10.17

10.17	Microsoft/VeriSign Certificate Technology Preferred Provider Agreement, effective as of May 1, 1997, between the Registrant and Microsoft Corporation.*	S-1	1/29/98	10.18

10.18	Master Development and License Agreement, dated as of September 30, 1997, between the Registrant and Security Dynamics Technologies, Inc.*	S-1	1/29/98	10.19

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.19	Amendment Number One to Master Development and License Agreement dated as of December 31, 1998 between the Registrant and Security Dynamics Technologies, Inc.	S-1	1/5/99	10.30

10.20	Amendment No. Thirty (30) to Cooperative Agreement - Special Awards Conditions NCR-92-18742, between VeriSign and U.S. Department of Commerce managers.	10-K	7/12/07	10.27

10.21	Confirmation of Accelerated Purchase of Equity Securities dated August 14, 2007 between the Registrant and J P Morgan Securities, Inc. *	S-1	11/5/07	10.44

10.22	Limited Liability Company Agreement by and among Fox US Mobile Holdings, Inc., News Corporation, VeriSign U.S. Holdings, Inc. and US Mobile Holdings, LLC, dated January 31, 2007.*	10-Q	7/16/07	10.03

10.23	Confirmation of Accelerated Repurchase of Common Stock dated February 8, 2008 between the Registrant and J.P. Morgan Securities, Inc., as agent to JPMorgan Chase Bank, National Association, London Branch. *	10-Q	5/12/08	10.01

10.24	Settlement Agreement and General Release by and between VeriSign, Inc. and William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.02

10.25	Release and Waiver of Age Discrimination Claims by William A. Roper, Jr., dated June 30, 2008. +	10-Q	8/8/08	10.03

10.26	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and D. James Bidzos, dated August 20, 2008.	10-Q	11/7/08	10.03

10.27	Assignment of Invention, Nondisclosure and Nonsolicitation Agreement between VeriSign, Inc. and Roger Moore, dated October 1, 2008.	10-Q	11/7/08	10.05

10.28	Purchase and Termination Agreement dated as of October 6, 2008, by and among Fox Entertainment Group, Inc., Fox US Mobile Holdings, Inc., US Mobile Holdings, LLC, Fox Dutch Mobile B.V., Jamba Netherlands Mobile Holdings GP B.V., Netherlands Mobile Holdings C.V., VeriSign, Inc., VeriSign US Holdings, Inc., VeriSign Netherlands Mobile Holdings B.V., and VeriSign Switzerland S.A.	10-Q	11/7/08	10.06

10.29	VeriSign, Inc. 2006 Equity Incentive Plan, adopted May 26, 2006, as amended August 5, 2008. +	10-Q	11/7/08	10.07

10.30	Form of VeriSign, Inc. 2006 Equity Incentive Plan Stock Option Agreement. +	10-Q	11/7/08	10.08

10.31	Form of VeriSign, Inc. 2006 Equity Incentive Plan Employee Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.09

10.32	Form of VeriSign, Inc. 2006 Equity Incentive Plan Performance Based Restricted Stock Unit Agreement. +	10-Q	11/7/08	10.10

10.33	Arrangement Agreement dated as of January 23, 2009 between VeriSign, Inc. and Certicom Corp.	10-K	3/3/09	10.59

10.34	Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, dated March 2, 2009.	10-Q	5/8/09	10.03

10.35	Letter Agreement dated May 1, 2009 to Asset Purchase Agreement between VeriSign, Inc. and Transaction Network Services, Inc., dated March 2, 2009.	10-Q	8/6/09	10.01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.36	Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009. *	10-Q	11/6/09	10.05

10.37	Letter Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, dated October 2, 2009.	10-Q	11/6/09	10.06

10.38	Letter Amendment No. 2 to the Amendment to the Acquisition Agreement by and among VeriSign, Inc., a Delaware corporation, VeriSign S.À.R.L., VeriSign Do Brasil Serviços Para Internet Ltda, VeriSign Digital Services Technology (China) Co., Ltd., VeriSign Services India Private Limited, and Syniverse Holdings, Inc., a Delaware corporation dated as of August 24, 2009, by and among each of the parties thereto, Syniverse Technologies Services (India) Private Limited, dated October 23, 2009.	10-Q	11/6/09	10.07

10.39	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. +	10-Q	4/28/10	10.01

10.40	Acquisition Agreement between VeriSign, Inc., a Delaware corporation, and Symantec Corporation, a Delaware corporation, dated as of May 19, 2010. *	10-Q	8/3/10	10.01

10.41	VeriSign, Inc. 2006 Equity Incentive Plan Form of Stock Option Agreement. +	10-Q	8/3/10	10.02

10.42	VeriSign, Inc. 2006 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.03

10.43	VeriSign, Inc. 2006 Equity Incentive Plan Form of Directors Nonqualified Stock Option Grant Agreement. +	10-Q	8/3/10	10.04

10.44	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	8/3/10	10.05

10.45	Deed of Lease between 12061 Bluemont Owner, LLC, a Delaware limited liability company as Landlord, and VeriSign, Inc., a Delaware corporation as Tenant, dated as of September 15, 2010.	10-Q	10/29/10	10.01

10.46	VeriSign, Inc. Annual Incentive Compensation Plan. +	10-K	2/24/11	10.64

10.47	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/11	10.65

10.48	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into as of June 27, 2011.	8-K	6/28/11	10.01

10.49	Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan, as amended and restated May 26, 2011. +	10-Q	7/29/11	10.02

10.50	Form of Amended and Restated Change-in-Control and Retention Agreement. +	10-Q	7/29/11	10.03

10.51	Amended and Restated Change-in-Control and Retention Agreement [CEO Form of Agreement]. +	10-Q	7/29/11	10.04

10.52	Separation & General Release of Claims Agreement between VeriSign, Inc. and Kevin Werner, effective as of May 3, 2011. +	10-Q	7/29/11	10.05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.53	Separation & General Release of Claims Agreement between VeriSign, Inc. and Christine Brennan, effective as of July 13, 2011. +	10-Q	7/29/11	10.06

10.54	Purchase and Sale Agreement for 12061 Bluemont Way Reston, Virginia between 12061 Bluemont Owner, LLC, a Delaware limited liability company, as Seller and VeriSign, Inc., a Delaware corporation, as Purchaser Dated August 18, 2011.	8-K	9/7/11	10.01

10.55	Credit Agreement, dated as of November 22, 2011 among VeriSign, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.	8-K	11/29/11	10.01

10.56	Guarantee Agreement, dated as of November 22, 2011, among VeriSign, Inc., the other guarantors identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/29/11	10.02

10.57	VeriSign, Inc. 2006 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. +	10-K	2/24/12	10.75

10.58	Employment Offer Letter between the Registrant and George E. Kilguss, III dated April 20, 2012+	10-Q	7/27/12	10.01

10.59	Letter Agreement between the Registrant and George E. Kilguss, III dated June 28, 2012. +	10-Q	7/27/12	10.02

10.60	VeriSign, Inc. 2006 Equity Incentive Plan Form of Non-Employee Director Restricted Stock Unit Agreement. +	10-Q	7/27/12	10.03

10.61	Registry Agreement between VeriSign, Inc. and the Internet Corporation for Assigned Names and Numbers, entered into on November 29, 2012.	8-K	11/30/12	10.1

10.62	Amendment Number Thirty-Two (32) to the Cooperative Agreement between VeriSign, Inc. and Department of Commerce, entered into on November 29, 2012	8-K	11/30/12	10.2

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Powers of Attorney (Included as part of the signature pages hereto).				X

25.01	Statement of Eligibility of Trustee on Form T-1 with respect to the Indenture dated as of August 20, 2007.	S-1	11/5/07	25.01

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).				X

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).				X

32.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

32.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350). **				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

*	Confidential treatment was received with respect to certain portions of this agreement. Such portions were omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, Commonwealth of Virginia, on the 28th day of February 2013.
VERISIGN, INC.

By:	/S/ D. JAMES BIDZOS
D. James Bidzos
President and Chief Executive Officer
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints D. James Bidzos, George E. Kilguss, III, and Richard H. Goshorn, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2013.

Signature	Title

/S/ D. JAMES BIDZOS	President, Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)
D. JAMES BIDZOS

/S/ GEORGE E. KILGUSS, III	Chief Financial Officer (Principal Financial and Accounting Officer)
GEORGE E. KILGUSS, III

/S/ WILLIAM L. CHENEVICH	Director
WILLIAM L. CHENEVICH

/S/ KATHLEEN A. COTE	Director
KATHLEEN A. COTE

/S/ ROGER H. MOORE	Director
ROGER H. MOORE

/S/ JOHN D. ROACH	Director
JOHN D. ROACH

/S/ LOUIS A. SIMPSON	Director
LOUIS A. SIMPSON

/S/ TIMOTHY TOMLINSON	Director
TIMOTHY TOMLINSON

FINANCIAL STATEMENTS
As required under Item 8—Financial Statements and Supplementary Data, the consolidated financial statements of Verisign, Inc. are provided in this separate section. The consolidated financial statements included in this section are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VeriSign, Inc.:

We have audited VeriSign, Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriSign, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VeriSign, Inc.:

We have audited the accompanying consolidated balance sheets of VeriSign, Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriSign, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of VeriSign, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 28, 2013

VERISIGN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$130,736	$1,313,349
Marketable securities	1,425,700	32,860
Accounts receivable, net	11,477	14,974
Deferred tax assets	44,756	64,751
Prepaid expenses and other current assets	30,795	21,847
Total current assets	1,643,464	1,447,781
Property and equipment, net	333,861	327,136
Goodwill and other intangible assets, net	52,527	53,848
Long-term deferred tax assets	7,299	2,758
Other long-term assets	25,325	24,656
Total long-term assets	419,012	408,398
Total assets	$2,062,476	$1,856,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$130,391	$156,385
Deferred revenues	564,627	502,538
Total current liabilities	695,018	658,923
Long-term deferred revenues	247,955	226,033
Convertible debentures, including contingent interest derivative	597,614	590,086
Long-term debt	100,000	100,000
Long-term deferred tax liabilities	386,914	325,527
Other long-term tax liabilities	44,298	43,717
Total long-term liabilities	1,376,781	1,285,363
Total liabilities	2,071,799	1,944,286
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—par value $.001 per share; Authorized shares: 5,000; Issued and outstanding shares: none	—	—
Common stock—par value $.001 per share; Authorized shares: 1,000,000; Issued shares: 318,722 at December 31, 2012 and 316,781 at December 31, 2011; Outstanding shares: 153,392 at December 31, 2012 and 159,422 at December 31, 2011	319	317
Additional paid-in capital	19,891,291	20,135,237
Accumulated deficit	(19,900,545)	(20,220,577)
Accumulated other comprehensive loss	(388)	(3,084)
Total stockholders’ deficit	(9,323)	(88,107)
Total liabilities and stockholders’ deficit	$2,062,476	$1,856,179
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$873,592	$771,978	$680,578
Costs and expenses:
Cost of revenues	167,600	165,246	156,676
Sales and marketing	97,809	97,432	83,390
Research and development	61,694	53,277	53,664
General and administrative	89,927	111,122	137,704
Restructuring charges	(765)	15,512	16,861
Total costs and expenses	416,265	442,589	448,295
Operating income	457,327	329,389	232,283
Interest expense	(50,196)	(147,332)	(157,667)
Non-operating income, net	5,564	11,530	20,738
Income from continuing operations before income taxes	412,695	193,587	95,354
Income tax expense	(100,210)	(55,031)	(25,322)
Income from continuing operations, net of tax	312,485	138,556	70,032
Income from discontinued operations, net of tax	7,547	4,335	763,822
Net income	320,032	142,891	833,854
Net income attributable to noncontrolling interest in subsidiary	—	—	(2,887)
Net income attributable to Verisign stockholders	$320,032	$142,891	$830,967

Net income	$320,032	$142,891	$833,854
Foreign currency translation adjustments	—	110	7,327
Realized foreign currency translation adjustments, included in net income	—	—	(29,076)
Change in unrealized gain on investments, net of tax	2,757	688	2,586
Realized gain on investments, net of tax, included in net income	(61)	(2,548)	(456)
Other comprehensive income (loss)	2,696	(1,750)	(19,619)
Comprehensive income	322,728	141,141	814,235
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	7,739
Comprehensive income attributable to Verisign stockholders	$322,728	$141,141	$821,974

Basic income per share:
Continuing operations	$1.99	$0.84	$0.39
Discontinued operations	0.05	0.03	4.29
Net income	$2.04	$0.87	$4.68
Diluted income per share:
Continuing operations	$1.91	$0.83	$0.39
Discontinued operations	0.04	0.03	4.25
Net income	$1.95	$0.86	$4.64
Shares used to compute net income per share
Basic	156,953	165,408	177,534
Diluted	163,909	166,887	178,965
Amounts attributable to Verisign stockholders:
Income from continuing operations, net of tax	$312,485	$138,556	$70,032
Income from discontinued operations, net of tax	7,547	4,335	760,935
Net income attributable to Verisign stockholders	$320,032	$142,891	$830,967
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

		Verisign stockholders'
	Total Stockholders' Equity (Deficit)			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total	Noncontrolling Interest In subsidiary
		Common Stock
		Shares	Amount
Balance at December 31, 2009	$598,664	183,299	$308	$21,736,209	$(21,194,435)	$7,659	$549,741	$48,923
Net income	833,854	—	—	—	830,967	—	830,967	2,887
Other comprehensive loss	(19,619)	—	—	—	—	(8,993)	(8,993)	(10,626)
Issuance of common stock under stock plans	92,510	5,579	5	92,505	—	—	92,510	—
Stock-based compensation	54,091	—	—	54,087	—	—	54,087	4
Special dividend paid	(518,217)	—	—	(518,217)	—	—	(518,217)	—
Dividend declared to noncontrolling interest in subsidiary	(856)	—	—	—	—	—	—	(856)
Deconsolidation upon divestiture of the Authentication Services business	(40,332)	—	—	—	—	—	—	(40,332)
Net excess income tax benefits associated with stock-based compensation	126,084	—	—	126,084	—	—	126,084	—
Repurchase of common stock	(449,749)	(16,142)	—	(449,749)	—	—	(449,749)	—
Balance at December 31, 2010	676,430	172,736	313	21,040,919	(20,363,468)	(1,334)	676,430	—
Net income	142,891	—	—	—	142,891	—	142,891	—
Other comprehensive loss	(1,750)	—	—	—	—	(1,750)	(1,750)	—
Issuance of common stock under stock plans	49,983	3,469	4	49,979	—	—	49,983	—
Stock-based compensation	46,438	—	—	46,438	—	—	46,438	—
Special dividend paid	(463,498)	—	—	(463,498)	—	—	(463,498)	—
Net excess income tax benefits associated with stock-based compensation	11,496	—	—	11,496	—	—	11,496	—
Repurchase of common stock	(550,097)	(16,783)	—	(550,097)	—	—	(550,097)	—
Balance at December 31, 2011	(88,107)	159,422	317	20,135,237	(20,220,577)	(3,084)	(88,107)	—
Net income	320,032	—	—	—	320,032	—	320,032	—
Other comprehensive income	2,696	—	—	—	—	2,696	2,696	—
Issuance of common stock under stock plans	29,303	1,941	2	29,301	—	—	29,303	—
Stock-based compensation	36,199	—	—	36,199	—	—	36,199	—
Net excess income tax benefits associated with stock-based compensation	16,045	—	—	16,045	—	—	16,045	—
Repurchase of common stock	(325,680)	(7,971)	—	(325,680)	—	—	(325,680)	—
Other	189	—	—	189	—	—	189
Balance at December 31, 2012	$(9,323)	153,392	$319	$19,891,291	$(19,900,545)	$(388)	$(9,323)	$—

See accompanying Notes to Consolidated Financial Statements

VERISIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$320,032	$142,891	$833,854
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of discontinued operations, net of tax	—	—	(725,254)
Depreciation of property and equipment and amortization of other intangible assets	54,819	55,706	67,655
Stock-based compensation	33,362	43,272	52,178
Excess tax benefit associated with stock-based compensation	(18,436)	(13,420)	(131,926)
Deferred income taxes	71,800	24,779	45,466
Other, net	10,981	12,965	9,474
Changes in operating assets and liabilities
Accounts receivable	3,327	(251)	13,147
Prepaid expenses and other assets	(9,344)	7,895	19,005
Accounts payable and accrued liabilities	(12,922)	(3,469)	(48,624)
Deferred revenues	84,011	65,533	80,231
Net cash provided by operating activities	537,630	335,901	215,206
Cash flows from investing activities:
Proceeds received from divestiture of businesses, net of cash contributed and transaction costs	—	—	1,162,306
Proceeds from maturities and sales of marketable securities	1,234,156	546,006	313,817
Purchases of marketable securities	(2,622,898)	(78,975)	(787,718)
Purchases of property and equipment	(53,023)	(192,660)	(80,527)
Other investing activities	(588)	(1,129)	(4,788)
Net cash (used in) provided by investing activities	(1,442,353)	273,242	603,090
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises and employee stock purchase plans	29,303	49,983	92,510
Repurchases of common stock	(325,680)	(550,097)	(449,749)
Payment of dividends to stockholders	—	(463,498)	(518,217)
Excess tax benefit associated with stock-based compensation	18,436	13,420	131,926
Proceeds received from borrowings	—	100,000	—
Repayment of borrowings	—	(1,067)	(1,004)
Other financing activities	189	(939)	(740)
Net cash used in financing activities	(277,752)	(852,198)	(745,274)
Effect of exchange rate changes on cash and cash equivalents	(138)	(3,224)	9,440
Net (decrease) increase in cash and cash equivalents	(1,182,613)	(246,279)	82,462
Cash and cash equivalents at beginning of period	1,313,349	1,559,628	1,477,166
Cash and cash equivalents at end of period	$130,736	$1,313,349	$1,559,628
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$41,276	$140,193	$148,870
Cash paid for income taxes, net of refunds received	$19,436	$6,567	$8,502
Payable to purchasers of divested businesses	$—	$—	$(4,250)
See accompanying Notes to Consolidated Financial Statements.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

VeriSign, Inc. (“Verisign” or “the Company”) was incorporated in Delaware on April 12, 1995. It is a provider of Internet infrastructure services. By leveraging its global infrastructure, it provides network confidence and availability for mission-critical Internet services, such as domain name registry services and infrastructure assurance services. The Company’s service capabilities enable real-time name resolution for a number of global top level domains (“TLDs”), enable domain name registration through registrars and provide security intelligence and cloud-based network availability services to enterprise customers.

 The Company has one reportable segment, Naming Services, which consists of Registry Services and Network Intelligence and Availability (“NIA”) Services. Registry Services operates the authoritative directory of all .com, .net, .cc, .tv, and .name domain names and the back-end systems for all .gov, .jobs and .edu domain names. NIA Services provides infrastructure assurance services to organizations and is comprised of Verisign iDefense Security Intelligence Services, Managed Domain Name System Services, and Distributed Denial of Service Protection Services.

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

Adoption of New Accounting Standards

Effective January 1, 2012, the Company adopted Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” which eliminated the option to present the components of other comprehensive income within the statement of stockholders’ equity and requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company has chosen to present these items in a single continuous statement.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Marketable Securities

Marketable securities consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and equity securities of a public company. All marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of Accumulated other comprehensive loss. The specific identification method is used to determine the cost basis of the marketable securities sold. The Company classifies its marketable securities as current based on their nature and availability for use in current operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 35 to 47 years for buildings, 10 years for building improvements and three to five years for computer equipment, purchased software, office equipment, and furniture and fixtures. Beginning in 2012, the Company changed its estimate of the useful life of its computer equipment and hardware assets from 3 years to 4 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or associated lease terms. The Company capitalizes interest on facility assets under construction and on significant software development projects.

Capitalized Software

Software included in property and equipment includes amounts paid for purchased software and development costs for software used internally that have been capitalized. The following table summarizes the capitalized costs related to third-party implementation and consulting services as well as costs related to internally developed software.

	Year Ended December 31,
	2012	2011
	(In thousands)
Third-party implementation and consulting services	$3,172	$3,032
Internally developed software	$21,733	$17,205

Goodwill and Other Long-lived Assets

Goodwill represents the excess of purchase consideration over fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment. All of the Company’s goodwill is included in the Registry Services reporting unit which has a negative carrying value. The Company performs a qualitative analysis at the end of each reporting period to determine if any events have occurred or circumstances exist that would indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors the Company reviews include, but are not limited to: (a) macroeconomic conditions; (b) industry and market considerations such as a deterioration in the environment in which an entity operates; (c) a significant adverse change in legal factors or in the business climate; (d) an adverse action or assessment by a regulator; (e) unanticipated competition; (f) loss of key personnel; (g) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; or (h) testing for recoverability of a significant asset group within a reporting unit.

Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Restructuring Charges

Verisign has recorded restructuring charges related to workforce reductions using a standard formula of benefits based upon tenure with the Company. The accounting for severance costs associated with an ongoing arrangement is dependent upon determination of the following criteria: (i) the Company’s obligation relating to employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; (ii) the obligation relates to rights that vest or accumulate; (iii) payment of the compensation is probable; and (iv) the amount can be reasonably estimated. Severance costs that are considered a one-time benefit are measured at fair value and are recognized upfront or over the future service period, depending on whether future service is required, if certain conditions are met, including i) management’s commitment to a detailed plan of termination that identifies the number of employees, their job classifications or functions and their locations, and expected completion date; and ii) the plan has been communicated to the employees.

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

Foreign Currency Remeasurement

Verisign conducts business throughout the world and transacts in multiple currencies. The functional currency for all of Verisign’s international subsidiaries is the U.S. Dollar. The Company’s subsidiaries’ financial statements are remeasured into U.S. Dollars using a combination of current and historical exchange rates and any remeasurement gains and losses are included in Non-operating income, net. The Company recorded a net remeasurement loss of $3.4 million in 2011. The net remeasurement gains and losses recorded in 2012 and 2010 were not material.

Verisign maintains a foreign currency risk management program designed to mitigate foreign exchange risks associated with the monetary assets and liabilities that are denominated in non-functional currencies. The primary objective of this program is to minimize the gains and losses resulting from fluctuations in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes, nor does it hedge foreign currency exposures in a manner that entirely offsets the effects of changes in exchange rates. The program may entail the use of forward or option contracts, which are usually placed and adjusted monthly. These foreign currency forward contracts are derivatives and are recorded at fair market value. The Company records gains and losses on foreign currency forward contracts to Non-operating income, net. The Company recorded net gains of $0.8 million in 2012, and $1.4 million in 2011, and a net loss of $2.9 million in 2010, related to foreign currency forward contracts.

As of December 31, 2012, Verisign held foreign currency forward contracts in notional amounts totaling $40.2 million to mitigate the impact of exchange rate fluctuations associated with certain assets and liabilities held in foreign currencies.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

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

Verisign also offers promotional marketing programs to its registrars based upon market conditions and the business environment in which the registrars operate. Amounts payable to these registrars for such promotional marketing programs are usually recorded as a reduction of revenue. If Verisign obtains an identifiable benefit separate from the services it provides to the registrars, then amounts payable up to the fair value of the benefit received are recorded as advertising expenses and the excess, if any, is recorded as a reduction of revenue.

NIA Services

Following the revenue recognition criteria above, revenues from NIA Services are usually deferred and recognized over the service term, generally one to two years.

Advertising Expenses

Advertising costs are expensed as incurred and are included in Sales and marketing expenses. Advertising expenses were $10.2 million, $17.2 million, and $12.6 million in 2012, 2011, and 2010, respectively.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

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

The Company’s income taxes payable is reduced by the tax benefits from employee stock option exercises and restricted stock unit (“RSU”) vesting. The Company’s income tax benefit related to stock options is calculated as the tax effect of the difference between the fair market value of the stock and the exercise price at the time of option exercise.  The Company’s income tax benefit related to RSUs is equal to the fair market value of the stock at the vesting date. If the income tax benefit at exercise or vesting date is greater than the income tax benefit recorded based on the grant date fair value of the stock options or RSUs, such excess tax benefit is recognized as an increase to Additional paid-in capital. If the income tax benefit at exercise or vesting date is less than the income tax benefit recorded based on the grant date fair value of the stock options or RSUs, the shortfall is recognized as a reduction of Additional paid-in capital to the extent of previously recognized excess tax benefits.

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

Stock-based Compensation

During 2012, the Company’s stock-based compensation was primarily related to RSUs granted to employees. There were no stock options granted in 2012 or 2011. The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted in prior years and also uses the Black-Scholes model to determine the fair value of employee stock purchase plan (“ESPP”) offerings. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. For the awards that are expected to vest, after considering estimated forfeitures, stock-based compensation expense is typically recognized on a straight-line basis over the requisite service period for each such award. The Company also grants performance based RSUs to certain executives. The expense for these performance-based RSUs is recognized on a graded vesting schedule over the term of the award based on the probable outcome of the performance conditions.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

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

Discontinued Operations

The results of operations of businesses that have been divested are presented as discontinued operations when the underlying operations and cash flows of the disposal group have been eliminated from the Company’s continuing operations and the Company will no longer have any significant continuing involvement in the operations of the divested business after the disposal transaction. Subsequent to the divestitures, the Company has resolved certain contingent liabilities that related to the operations of the divested businesses. The effects of these items are presented in discontinued operations.

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds classified as Cash and cash equivalents, marketable debt and equity securities, foreign currency forward contracts, and the contingent interest derivative associated with the Convertible Debentures.

Note 2. Cash, Cash Equivalents, and Marketable Securities
The following table summarizes the Company’s cash, cash equivalents, and marketable securities:

	As of December 31,
	2012	2011
	(In thousands)
Cash	$63,578	$1,127,196
Money market funds	38,054	132,145
Time deposits	3,614	57,930
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,452,358	32,860
Equity securities of a public company	3,341	—
Total	$1,560,945	$1,350,131

Included in Cash and cash equivalents	$130,736	$1,313,349
Included in Marketable securities	$1,425,700	$32,860
Included in Other long-term assets (Restricted cash)	$4,509	$3,922

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

The following table presents the contractual maturities of the debt securities held as of December 31, 2012:

	December 31, 2012
	Amortized Cost	Unrealized Gains	Fair Value
	(In thousands)
Due within one year	$1,419,115	$165	$1,419,280
Due after one year through three years	32,911	167	33,078
Total	$1,452,026	$332	$1,452,358
The Company’s investment in equity securities of a public company has a cost basis of zero and a fair value of $3.3 million as of December 31, 2012. Upon shares of the entity becoming publicly traded during the year ended December 31, 2012, the Company reclassified the investment to available-for-sale securities and recorded an unrealized gain of $3.3 million in Other comprehensive income.
Note 3. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011:

		Fair Value Measurement Using
	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2012
Assets:
Investments in money market funds	$38,054	$38,054	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,452,358	1,419,280	33,078	—
Equity securities of public company	3,341	—	3,341	—
Foreign currency forward contracts (1)	71	—	71	—
Total	$1,493,824	$1,457,334	$36,490	$—
Liabilities:
Contingent interest derivative on Convertible Debentures	$11,203	$—	$—	$11,203
Foreign currency forward contracts (2)	765	—	765	—
Total	$11,968	$—	$765	$11,203
As of December 31, 2011:
Assets:
Investments in money market funds	$132,145	$132,145	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	32,860	—	32,860	—
Foreign currency forward contracts (1)	49	—	49	—
Total	$165,054	$132,145	$32,909	$—
Liabilities:
Contingent interest derivative on Convertible Debentures	$11,625	$—	$—	$11,625
Foreign currency forward contracts (2)	444	—	444	—
Total	$12,069	$—	$444	$11,625

(1)	Included in Prepaid expenses and other current assets

(2)	Included in Accounts payable and accrued liabilities

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are classified as Level 1 and are included in Cash and cash equivalents.

The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices and are classified as Level 1. The fair value of the Company’s investments in other debt securities are obtained using the weighted average price of available market prices for the underlying securities from various industry standard data providers, large financial institutions and other third-party sources and are classified as Level 2. Debt securities purchased with original maturities in excess of three months are included in Marketable securities.

The equity securities of a public company held by the Company at December 31, 2012 relate to a former cost method investment that the Company had previously written off. Beginning in September 2012, the equity securities held by the Company became publicly traded but are subject to a holding period which will expire in March 2013. The fair value of the investment is based on the quoted market price at the end of the period, adjusted for an estimate of the value of the remaining three month restriction. As most of the significant inputs in the fair value are observable, the investment is classified as Level 2.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources.

The Company utilizes a valuation model to estimate the fair value of the contingent interest derivative on the Convertible Debentures. The inputs to the model include stock price, bond price, risk adjusted interest rates, volatility, and credit spread observations. As several significant inputs are not observable, the overall fair value measurement of the derivative is classified as Level 3. The volatility and credit spread assumptions used in the calculation are the most significant unobservable inputs. As of December 31, 2012, the valuation of the contingent interest derivative assumed a volatility rate of approximately 30%. A hypothetical 5% increase or decrease in the volatility rate would not significantly change the fair value of the contingent interest derivative. The credit spread assumed in the valuation was approximately 3% at December 31, 2012. A hypothetical 1% increase or decrease in the credit spread would not significantly change the fair value of the contingent interest derivative.

The following table summarizes the change in the fair value of the Company’s contingent interest derivative on Convertible Debentures during the year ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(In thousands)
Beginning balance	$11,625	$10,500
Unrealized (gain) loss on contingent interest derivative on Convertible Debentures	(422)	1,125
Ending balance	$11,203	$11,625
Other
The Company’s other financial instruments include cash, accounts receivable, restricted cash, accounts payable, and long-term debt. As of December 31, 2012, the carrying value of these financial instruments approximated their fair value. The fair value of the Company’s Convertible Debentures as of December 31, 2012, is $1.6 billion, and is based on available market information from public data sources. The fair value measurement of the Company’s Convertible Debentures is classified as Level 2.

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Accumulated other comprehensive income (loss) and the deconsolidation of non-controlling interest in VeriSign Japan of $54.3 million.

In November 2010, the Company ceased the operations of its Content Portal Services business.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues	$—	$44	$248,740
Income (loss) from discontinued operations before income taxes	$11,141	$(538)	$63,906
Gains on sale of discontinued operations, before income taxes	—	451	979,560
Income tax (expense) benefit	(3,594)	4,422	(279,644)
Income from discontinued operations	7,547	4,335	763,822
Less: Income from discontinued operations, net of tax,
attributable to noncontrolling interest in subsidiary	—	—	(2,887)
Total income from discontinued operations, net of tax,
attributable to Verisign stockholders	$7,547	$4,335	$760,935

Income from discontinued operations in 2012 is primarily related to the reimbursement of previously incurred litigation and legal defense costs received upon the settlement of indemnification claims with selling shareholders of a previously acquired business that was later divested. Income from discontinued operations in 2012 also represents the reversal of certain retained liabilities and the reversal of certain accruals for retained litigation related to the prior operations of a divested business. Loss from discontinued operations before income taxes for 2011 represents the effects of certain retained litigation of the divested businesses. Income tax benefit for discontinued operations for 2011 includes a benefit from the settlement of a foreign income tax liability that had resulted from the sale of the Authentication Services business in 2010. The amounts presented as discontinued operations in 2010 primarily represent the results of operations and net gains and losses on the sale of the Authentication Services business. The Company has determined direct costs of the Authentication Services business consistent with the manner in which it was structured and managed. Indirect costs such as corporate overhead that was not directly attributable to the Authentication Services business have not been allocated to discontinued operations.

Note 5. Other Balance Sheet Items
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Prepaid expenses	$15,413	$12,016
Non-trade receivables	15,056	9,452
Other	326	379
Total prepaid expenses and other current assets	$30,795	$21,847

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Property and Equipment, Net

The following table presents the detail of property and equipment, net:

	As of December 31,
	2012	2011
	(In thousands)
Land	$31,141	$31,141
Buildings and building improvements	236,171	239,280
Computer equipment and software	315,654	307,710
Capital work in progress	11,393	6,157
Office equipment and furniture	6,420	7,662
Leasehold improvements	2,223	2,282
Total cost	603,002	594,232
Less: accumulated depreciation and amortization	(269,141)	(267,096)
Total property and equipment, net	$333,861	$327,136

Goodwill and Other Intangible Assets

The following table presents the detail of goodwill and other intangible assets:

	As of December 31,
	2012	2011
	(In thousands)
Goodwill, gross	1,537,843	1,537,843
Accumulated goodwill impairment	(1,485,316)	(1,485,316)
Other intangible assets	—	1,321
Total goodwill and other intangible assets	52,527	53,848

There was no impairment of goodwill or other long-lived assets recognized in any of the periods presented.

Other Long-Term Assets
Other long-term assets consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Other tax receivable	$5,811	$5,811
Long-term investments	413	413
Debt issuance costs	11,516	11,830
Long-term restricted cash	4,509	3,922
Security deposit and other	3,076	2,680
Total other long-term assets	$25,325	$24,656

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Accounts payable	$23,519	$19,283
Accrued employee compensation	38,778	40,251
Customer deposits, net	19,321	18,558
Taxes payable and other tax liabilities	21,918	28,441
Accrued restructuring costs	—	8,685
Other accrued liabilities	26,855	41,167
Total accounts payable and accrued liabilities	$130,391	$156,385
Accrued employee compensation primarily consists of liabilities for employee leave, salaries, payroll taxes, employee contributions to the employee stock purchase plan, and incentive compensation. Taxes payable and other tax liabilities as of December 31, 2012 reflects a decrease in current taxes payable from December 31, 2011 as the result of income tax payments made during the year ended December 31, 2012. Accrued restructuring costs at December 31, 2011 represented the remaining lease payments to be made related to excess facilities that were abandoned as part of the relocation of the Company’s headquarters during 2011. Other accrued liabilities include miscellaneous vendor payables and interest on the Convertible Debentures which is paid semi-annually in arrears on August 15 and February 15. Other accrued liabilities as of December 31, 2011 included certain retained liabilities related to divested businesses that were reversed or paid during 2012.

Note 6.    Restructuring Charges

2010 Restructuring Plan

In connection with the sale of the Authentication Services business and the migration of its corporate functions from California to Virginia, the Company initiated a restructuring plan in 2010, including workforce reductions, abandonment of excess facilities and other exit costs (the “2010 Restructuring Plan”). Under the 2010 Restructuring Plan, the Company incurred pre-tax cash severance charges of $21.3 million, stock-based compensation expenses of $16.2 million upon acceleration of stock-based awards, and excess facility exit costs of $8.0 million, inclusive of amounts reported in discontinued operations. As of December 31, 2012, the 2010 Restructuring Plan was complete and all expenses incurred under the plan have been paid or settled.

Note 7. Debt and Interest Expense

2011 Credit Facility

On November 22, 2011, Verisign entered into a credit agreement with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as the administrative agent. The credit agreement provides for a $200.0 million committed senior unsecured revolving credit facility (the “2011 Facility”), under which Verisign and certain designated subsidiaries may be borrowers. Loans under the 2011 Facility may be denominated in U.S. dollars and certain other currencies. The Company has the option under the 2011 Facility to invite lenders to make competitive bid loans at negotiated interest rates. The facility expires on November 22, 2016 at which time any outstanding borrowings are due.
Borrowings under the 2011 Facility bear interest at one of the following rates as selected by the Company at the time of borrowing: the lender’s base rate which is the higher of the Prime Rate or the sum of 0.5% plus the Federal Funds Rate, plus in each case a margin of 0.5% to 1.0% determined based on the Company’s leverage ratio, or a LIBOR or EURIBOR based rate plus market-rate spreads of 1.5% to2.0% that are determined based on the Company’s leverage ratio.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

On November 28, 2011, the Company borrowed $100.0 million as a LIBOR revolving loan denominated in US dollars to be used in connection with the purchase of Verisign’s headquarters facility in Reston, Virginia and for general corporate purposes. As of December 31, 2012, this balance remains outstanding and the Company does not intend to repay the outstanding borrowing within the next year and, as such, has classified the debt as a long-term liability.
The Company is required to pay a commitment fee between 0.2% and 0.3% per year of the amount committed under the facility, depending on the Company’s leverage ratio. The credit agreement contains customary representations and warranties, as well as covenants limiting the Company’s ability to, among other things, incur additional indebtedness, merge or consolidate with others, change its business, sell or dispose of assets. The covenants also include limitations on investments, limitations on dividends, share redemptions and other restricted payments, limitations on entering into certain types of restrictive agreements, limitations on entering into hedging agreements, limitations on amendments, waivers or prepayments of the Convertible Debentures, limitations on transactions with affiliates and limitations on the use of proceeds from the facility.
The facility includes financial covenants requiring that the Company’s interest coverage ratio not be less than 3.0 to 1.0 for any period of four consecutive quarters and the Company’s leverage ratio not exceed 2.0 to 1.0. As of December 31, 2012, the Company was in compliance with the financial covenants of the 2011 Facility.
Verisign may from time to time request lenders to agree on a discretionary basis to increase the commitment amount by up to an aggregate of $150.0 million during the term of the 2011 Credit Facility.

Convertible Debentures

In August 2007, Verisign issued $1.25 billion principal amount of 3.25% convertible debentures due August 15, 2037, in a private offering. The Convertible Debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The Convertible Debentures are initially convertible, subject to certain conditions, into shares of the Company’s common stock at a conversion rate of 29.0968 shares of common stock per $1,000 principal amount of Convertible Debentures, representing an initial effective conversion price of approximately $34.37 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the Indenture governing the Convertible Debentures but will not be adjusted for accrued interest. As of December 31, 2012, approximately 36.4 million shares of common stock were reserved for issuance upon conversion or repurchase of the Convertible Debentures.

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

Holders of the debentures may convert their Convertible Debentures at the applicable conversion rate, in multiples of $1,000 principal amount, only under the following circumstances:

•
during any fiscal quarter beginning after December 31, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price in effect on the last trading day of such preceding fiscal quarter (the “Conversion Price Threshold Trigger”);

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

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

The Company’s common stock price exceeded the Conversion Price Threshold Trigger during the third quarter of 2012. Accordingly, the Convertible Debentures were convertible at the option of each holder during the fourth quarter of 2012. Further, in the event of conversion, the Company intends, and has the ability, to settle the principal amount of the Convertible Debentures in cash, and therefore, classified the debt component of the Convertible Debentures, the embedded contingent interest derivative and the related deferred tax liability as current liabilities, and also classified the related debt issuance costs as a current asset as as of September 30, 2012. None of the Convertible Debentures were converted during the fourth quarter of 2012 and as of December 31, 2012, none of the conditions allowing holders of the Convertible Debentures to convert were met. Therefore, the Convertible Debentures are not convertible into common stock beginning January 1, 2013 unless and until one of the conversion criteria mentioned above is met. As such, the various Convertible Debentures related liabilities and assets were reclassified back to long-term as of December 31, 2012. The determination of whether or not the Convertible Debentures are convertible, and accordingly, the classification of the related liabilities and assets as long-term or current, must continue to be performed quarterly. The Company intends and has the ability to settle the principal amount of the Convertible Debentures in cash. As of December 31, 2012, the if-converted value of the Convertible Debentures exceeded its principal amount. Based on the if-converted value of the Convertible Debentures as of December 31, 2012, the conversion spread could have required the Company to issue up to an additional 4.2 million shares of common stock.

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

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.5% (borrowing rate for similar non-convertible debt with no contingent payment options), adjusted for the fair value of the contingent interest feature, yielding an effective interest rate of 8.39%. The excess of the principal amount of the debt over the carrying value of the liability component is also referred to as the “debt discount” or “equity component” of the Convertible Debentures. The debt discount is being amortized using the Company’s effective interest rate of 8.39% over the term of the Convertible Debentures as a non-cash charge included in Interest expense. As of December 31, 2012, the remaining term of the Convertible Debentures is 24.6 years. Interest is payable semiannually in arrears on August 15 and February 15.
Proceeds upon issuance of the Convertible Debentures were as follows (in thousands):

Principal value of Convertible Debentures	$1,250,000
Less: Issuance costs	(25,777)
Net proceeds, Convertible Debentures	$1,224,223
Amounts recognized at issuance:
Convertible debentures, including contingent interest derivative	$558,243
Additional paid-in capital	418,996
Long-term deferred tax liabilities	267,225
Other long-term assets	(11,328)
Non-operating loss	(8,913)
Net proceeds, Convertible Debentures	$1,224,223

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

The table below presents the carrying amounts of the liability and equity components:

	As of December 31,
	2012	2011
	(In thousands)
Carrying amount of equity component (net of issuance costs of $14,449)	$418,996	$418,996

Principal amount of Convertible Debentures	$1,250,000	$1,250,000
Unamortized discount of liability component	(663,588)	(671,539)
Carrying amount of liability component	586,412	578,461
Contingent interest derivative	11,202	11,625
Convertible debentures, including contingent interest derivative	$597,614	$590,086

The following table presents the components of the Company’s interest expense:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Contractual interest on Convertible Debentures	$40,625	$40,625	$40,625
Amortization of debt discount on the Convertible Debentures	7,986	7,355	6,775
Contingent interest to holders of Convertible Debentures	—	100,020	109,113
Interest capitalized to Property and equipment, net	(934)	(980)	(676)
Credit facility and other interest expense	2,519	312	1,830
Total interest expense	$50,196	$147,332	$157,667
The Indenture governing the Convertible Debentures requires the payment of contingent interest to the holders of the Convertible Debentures if the Board of Directors (the “Board”) declares a dividend to its stockholders that is designated by the Board as an extraordinary dividend. The contingent interest is calculated as the amount derived by multiplying the per share declared dividend with the if-converted number of shares applicable to the Convertible Debentures. The Board declared extraordinary dividends in April 2011 and December 2010, and consequently, the Company paid contingent interest of $100.0 million in 2011 and $109.1 million in 2010 to holders of the Convertible Debentures.
Note 8. Stockholders’ Deficit

Treasury Stock

Treasury stock is accounted for under the cost method. Treasury stock includes shares repurchased under Stock Repurchase Programs and shares withheld in lieu of tax withholdings due upon vesting of RSUs.

On December 5, 2012, the Board authorized the repurchase of up to $458.8 million of the Company’s common stock, in addition to $541.2 million remaining available under the previous 2010 Share Buyback Program for a total repurchase authorization of $1.0 billion of the Company’s common stock (collectively “the 2012 Share Buyback Program”). The 2012 Share Buyback Program has no expiration date. Purchases made under the 2012 Share Buyback Program could be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. As of December 31, 2012, $975.5 million remained available for further repurchases under the 2012 Share Buyback Program.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Tax Withholdings

Upon vesting of RSUs, the Company places a portion of the vested RSUs into treasury stock sufficient to cover tax withholdings due, and makes a cash payment to tax authorities to cover the applicable withholding taxes.

The summary of the Company’s common stock repurchases for 2012, 2011 and 2010 are as follows:

	2012		2011		2010
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(In thousands, except average price amounts)
Total repurchases under the repurchase plans	7,692	$40.90	16,318	$32.76	15,672	$27.93
Total repurchases for tax witholdings	279	$39.63	465	$33.37	470	$25.63
Total repurchases	7,971	$40.86	16,783	$32.78	16,142	$27.86
Total costs	$325,680		$550,097		449,749

Since inception, the Company has repurchased 165.3 million shares of its common stock for an aggregate cost of $4.9 billion, which is recorded as a reduction of Additional paid-in capital.

Special Dividends

On April 27, 2011, the Board declared a special dividend of $2.75 per share of the Company’s common stock, totaling $463.5 million, which was paid on May 18, 2011. On December 9, 2010, the Board declared a special dividend of $3.00 per share of the Company’s common stock, totaling $518.2 million, which was paid on December 28, 2010. The special dividends were accounted for as a reduction of Additional paid-in capital. The Company did not pay any dividends during 2012.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of Accumulated other comprehensive loss for 2012 and 2011:

	Foreign Currency Translation Adjustments Loss	Unrealized Gain On Investments, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2010	$(3,351)	$2,017	$(1,334)
Changes	110	(1,860)	(1,750)
Balance, December 31, 2011	(3,241)	157	(3,084)
Changes	—	2,696	2,696
Balance, December 31, 2012	$(3,241)	$2,853	$(388)

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Other Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiary

The following table summarizes the changes in the components of Other comprehensive loss attributable to the noncontrolling interest in subsidiary during 2010. The noncontrolling interest was deconsolidated as part of the sale of Authentication Services business in 2010.

Year Ended December 31, 2010
(In thousands)
Other comprehensive loss attributable to noncontrolling interest in subsidiary:
Foreign currency translation adjustments	$3,340
Realized foreign currency translation adjustments, included in net income	(14,024)
Change in unrealized gain on investments, next of tax	41
Realized gain on investments, net of tax, included in net income	17
Total other comprehensive loss attributable to noncontrolling interest in subsidiary	$(10,626)

Note 9. Calculation of Net Income per Share Attributable to Verisign Stockholders
The following table presents the computation of weighted-average shares used in the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Weighted-average shares of common stock outstanding	156,953	165,408	177,534
Weighted-average potential shares of common stock outstanding:
Stock options	174	309	428
Unvested RSUs	763	736	873
Conversion spread related to Convertible Debentures	5,944	416	—
Employee stock purchase plan	75	18	130
Shares used to compute diluted net income per share attributable to Verisign stockholders	163,909	166,887	178,965
The following table presents the weighted-average potential shares of common stock that were excluded from the above calculation because their effect was anti-dilutive, and the respective weighted-average exercise prices of the weighted-average stock options outstanding:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Weighted-average stock options outstanding	30	366	2,836
Weighted-average exercise price	$40.81	$35.70	$31.32
Weighted-average RSUs outstanding	17	35	57
Employee stock purchase plan	96	434	365

Note 10. Geographic and Customer Information

The Company generates revenue in the U.S.; Europe, the Middle East and Africa (“EMEA”); Australia, China, India, and other Asia Pacific countries (“APAC”); and certain other countries, including Canada and Latin American countries. Revenues are generally attributed to the country of domicile and the respective regions in which the Company’s customers are located.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

The following table represents a comparison of the Company’s geographic revenues:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S	$530,111	$472,700	$419,315
EMEA	135,084	109,680	92,351
APAC	130,648	116,999	103,494
Other	77,749	72,599	65,418
Total revenues	$873,592	$771,978	$680,578

The following table presents a comparison of property and equipment, net of accumulated depreciation, by geographic region:

	As of December 31,
	2012	2011
	(In thousands)
U.S	$323,564	$319,513
EMEA	9,450	7,211
APAC	847	412
Total property and equipment, net	$333,861	$327,136

Major Customers

One customer accounted for approximately 30%, 30%, and 28% of revenues from continuing operations in 2012, 2011, and 2010, respectively. The Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business because, in that event, end-users of this customer would transfer to the Company’s other existing customers.

Note 11. Employee Benefits and Stock-based Compensation

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) for substantially all of its U.S. employees. Under the 401(k) Plan, eligible employees may contribute up to 20% of their pre-tax salary, subject to the Internal Revenue Service (“IRS”) annual contribution limits. In 2012, 2011 and 2010, the Company matched 50% of the employee’s contribution up to a total of 6% of the employee’s annual salary. The Company contributed $2.8 million in 2012, $2.9 million in 2011, and $4.1 million in 2010 under the 401(k) Plan. The Company can terminate matching contributions at its discretion at any time.

Stock Option and Restricted Stock Plans

The majority of Verisign’s stock-based compensation relates to RSUs. Stock options granted in prior years were granted only to upper management level employees. As of December 31, 2012, a total of 15.4 million shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under Verisign’s stock option and restricted stock plans.

On May 26, 2006, the stockholders of Verisign approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan replaces Verisign’s previous 1998 Directors Plan, 1998 Equity Incentive Plan, and 2001 Stock Incentive Plan. The 2006 Plan authorizes the award of incentive stock options to employees and non-qualified stock options, restricted stock awards, RSUs, stock bonus awards, stock appreciation rights and performance shares to eligible employees, officers, directors, consultants, independent contractors and advisors. Options may be granted at an exercise price not less than 100% of the fair

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

market value of Verisign’s common stock on the date of grant. The 2006 Plan is administered by the Compensation Committee which may delegate to a committee of one or more members of the Board or Verisign’s officers the ability to grant certain awards and take certain other actions with respect to participants who are not executive officers or non-employee directors. All outstanding options under the 2006 Plan have a term of not greater than 7 years from the date of grant. Options granted generally vest 25% on the first anniversary date of the grant and the remainder ratably over the following 12 quarters. RSUs are awards covering a specified number of shares of Verisign common stock that may be settled by issuance of those shares (which may be restricted shares). RSUs generally vest in four installments with 25% of the shares vesting on each anniversary of the first four anniversaries of the grant date. However, the Compensation Committee may authorize grants with a different vesting schedule in the future. A total of 27.0 million common shares were authorized and reserved for issuance under the 2006 Plan. The 2006 Plan was amended by shareholder approval in 2011 to allow for equitable adjustment of stock options outstanding under the plan in the event of any future special dividends paid by the Company. This amendment to the 2006 Plan was approved after the Company declared the May 2011 special dividend. The modification of the plan did not result in any additional stock-based compensation.

In connection with certain acquisitions, Verisign assumed some of the acquired companies’ stock options. Options assumed generally have terms of seven to ten years and generally vested over a four-year period, as set forth in the applicable option agreement.

2007 Employee Stock Purchase Plan

On August 30, 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan which replaced the previous 1998 Employee Stock Purchase Plan. A total of 6.0 million common shares were authorized and reserved for issuance under the ESPP. Eligible employees may purchase common stock through payroll deductions by electing to have between2% and 25% of their compensation withheld to cover the purchase price. Each participant is granted an option to purchase common stock on the first day of each 24-month offering period and this option is automatically exercised on the last day of each six-month purchase period during the offering period. The purchase price for the common stock under the ESPP is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period. Offering periods begin on the first business day of February and August of each year. As of December 31, 2012, 2.6 million shares of the Company’s common stock are reserved for issuance under this plan.

Stock-based Compensation
Stock-based compensation is classified in the Consolidated Statements of Operations and Comprehensive Income in the same expense line items as cash compensation. The following table presents the classification of stock-based compensation:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock-based compensation:
Cost of revenues	$5,754	$6,655	$4,473
Sales and marketing	6,091	6,062	4,419
Research and development	6,023	4,926	4,989
General and administrative	15,494	19,928	20,136
Restructuring charges	—	5,701	2,321
Stock-based compensation for continuing operations	$33,362	$43,272	$36,338
Discontinued operations	—	—	15,840
Total stock-based compensation	$33,362	$43,272	$52,178

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

The following table presents the nature of the Company’s total stock-based compensation:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
RSUs	$30,807	$33,305	$26,175
ESPP	4,436	3,904	9,287
Stock options	956	3,528	7,741
RSUs/Stock options acceleration	—	5,701	11,023
Capitalization (Included in Property and equipment, net)	(2,837)	(3,166)	(2,048)
Total stock-based compensation expense	$33,362	$43,272	$52,178

The income tax benefit recognized on stock-based compensation within Income tax expense for 2012, 2011, and 2010 was $9.4 million, $13.1 million, and $9.7 million, respectively. The income tax benefit recognized on stock-based compensation included within Income from discontinued operations, net of tax for 2010 was $4.5 million.

The following table sets forth the weighted-average assumptions used to estimate the fair value of the stock options and ESPP awards:

	Year Ended December 31,
	2012	2011	2010
Stock options:
Volatility	N/A	N/A	36%
Risk-free interest rate	N/A	N/A	1.85%
Expected term	N/A	N/A	3.6 years
Dividend yield	N/A	N/A	Zero
ESPP awards:
Volatility	26%	26%	35%
Risk-free interest rate	0.16%	0.30%	0.40%
Expected term	1.25 years	1.25 years	1.25 years
Dividend yield	Zero	Zero	Zero

The Company’s expected volatility is based on the average of the historical volatility over the period commensurate with the expected term of the options and the mean historical implied volatility of traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the respective periods commensurate with the expected term. The expected terms are based on an analysis of the observed and expected time to post-vesting exercise and/or cancellation of options. When the stock options were granted and on the ESPP offering dates, the Company did not anticipate paying any cash dividends and therefore used an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation only for those options and awards that are expected to vest.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

RSUs Information

The following table summarizes unvested RSUs activity:

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at beginning of period	2,345	$27.33	2,719	$23.50	3,087	$25.39
Granted	1,341	38.20	1,860	34.29	2,037	25.67
Vested and settled	(881)	27.57	(1,411)	27.00	(1,349)	26.34
Forfeited	(327)	32.34	(1,025)	24.94	(1,283)	25.34
Dividend equivalents	—	—	202	—	227	—
	2,478	$32.07	2,345	$27.33	2,719	$23.50

All RSU agreements have anti-dilution provisions, in the event a dividend is declared, that require the Company to issue additional dividend equivalent RSUs (“dividend equivalents”) calculated based on the number of unvested RSUs, the per share dividend declared, and the stock price on the dividend payment date. The dividend equivalents are subject to the same vesting requirements as applicable to unvested RSUs in respect of which such additional dividend equivalents are issued.

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

As of December 31, 2012, the aggregate intrinsic value of unvested RSUs was $96.2 million. The fair values of RSUs that vested during 2012, 2011, and 2010 were $31.7 million, $44.2 million, and $38.1 million, respectively. As of December 31, 2012, total unrecognized compensation cost related to unvested RSUs was $48.1 million which is expected to be recognized over a weighted-average period of 2.5 years.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Stock Options Information

The following table summarizes stock options activity:

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands, except average price amounts)
Outstanding at beginning of period	1,120	$28.04	3,387	$27.36	6,920	$26.64
Granted	—	—	—	—	788	24.53
Exercised	(660)	27.34	(1,473)	26.34	(3,094)	23.69
Forfeited	(38)	23.99	(749)	26.53	(1,188)	28.88
Expired	(1)	8.07	(45)	48.33	(39)	87.00
Outstanding at end of period	421	$29.49	1,120	$28.04	3,387	$27.36
Exercisable at end of period	387	$30.17	910	$28.83	1,812	$28.98
Expected to vest at end of period	32	$21.66
Weighted-average fair value of options granted during the period		$—		$—		$7.14
Total intrinsic value of options exercised during the period		$9,157		$12,599		$22,125

The closing price of Verisign’s stock was $38.82 on December 31, 2012. The aggregate intrinsic value of stock options outstanding, stock options exercisable and stock options expected to vest as of December 31, 2012 was $4.0 million, $3.4 million and $0.6 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the shares and the market value as of December 31, 2012. As of December 31, 2012, the weighted-average remaining contractual life for stock options exercisable and stock options expected to vest was 2.2 years and 3.7 years , respectively. The remaining unrecognized compensation cost related to unvested stock options is not material.

Modifications

In 2011, and 2010, the Company modified certain stock-based awards held by employees affected by divestitures and workforce reductions to accelerate the vesting of twenty-five percent (25%) of each such individual’s unvested “in-the-money” stock options and 25% of each such individual’s unvested RSUs on the termination dates of such individual’s employment. The Company remeasured the fair value of these modified awards and recorded the charges over the requisite future service periods, if any. The modification charges are included as restructuring costs for continuing operations as well as for discontinued operations. 217 and 1,054 employees were affected by these modifications and the Company recognized $5.7 million and $11.0 million of acceleration cost in Restructuring charges during 2011 and 2010, respectively.

Under the ESPP, if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the offering date, the plan is immediately cancelled after that purchase date and a new two-year plan is established using the then-current stock price as the base purchase price. The Company also allows its employees to increase their payroll withholdings during the offering period. The Company accounts for these increases in employee payroll withholdings and the plan rollover as modifications. The Company recognized $5.5 million of such modification expenses in 2010. Modification expenses in 2012 and 2011 were not significant.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Note 12. Non-operating Income, Net
The following table presents the components of Non-operating income, net:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest and dividend income	$2,957	$5,017	$7,652
Unrealized gain (loss) on contingent interest derivative on Convertible Debentures	422	(1,125)	(500)
Income from transition services agreements	2,541	8,083	10,631
Realized net gain on investments	102	4,246	3,978
Other, net	(458)	(4,691)	(1,023)
Total non-operating income, net	$5,564	$11,530	$20,738
Interest and dividend income is earned principally from the Company’s surplus cash balances and marketable securities. Income from transition services agreements includes fees generated from services provided to the purchasers of divested businesses for a certain period of time to facilitate the transfer of business operations. As of December 31, 2012, all transition services have been completed. Other, net, in 2011, includes a $3.9 million out-of-period adjustment recorded for certain non-income taxes related to investments. Other, net, in 2010 includes $2.9 million of foreign currency losses, partially offset by $1.9 million of miscellaneous income.
Note 13. Income Taxes

Income from continuing operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$245,745	$62,287	$39,454
Foreign	166,950	131,300	55,900
Total income from continuing operations before income taxes	$412,695	$193,587	$95,354

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Continuing Operations:
Current (expense) benefit:
Federal	$(13,553)	$(30,325)	$91,305
State	(7,960)	(1,963)	27,777
Foreign, including foreign witholding tax	(8,498)	(1,146)	(8,474)
	(30,011)	(33,434)	110,608
Deferred (expense) benefit:
Federal	(67,700)	(17,047)	(103,343)
State	(6,760)	(1,501)	(36,397)
Foreign	4,261	(3,049)	3,810
	(70,199)	(21,597)	(135,930)
Total income tax expense from continuing operations	$(100,210)	$(55,031)	$(25,322)
Income tax (expense) benefit from discontinued operations	$(3,594)	$4,422	$(279,644)

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

The difference between income tax expense and the amount resulting from applying the federal statutory rate of 35% to Income from continuing operations before income taxes is attributable to the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income tax expense at federal statutory rate	$(144,443)	$(67,755)	$(33,373)
State taxes, net of federal benefit	(10,003)	(2,280)	(8,620)
Differences between statutory rate and foreign effective tax rate	51,780	43,591	19,122
Non-deductible stock-based compensation	(1,509)	(1,777)	(2,826)
Change in valuation allowance	5,760	(350)	350
Research and experimentation credit	—	1,670	670
Tax expense related to foreign currency gain on distribution of previously taxed income	—	(6,207)	—
Change in estimated tax expense related to a divested business	—	—	3,365
Accrual for uncertain tax positions	(306)	(23,265)	(4,966)
Other	(1,489)	1,342	956
	$(100,210)	$(55,031)	$(25,322)

During 2011, we repatriated $86.4 million of funds that had been previously taxed in the U.S. from our foreign subsidiaries, which included the realization of a foreign currency gain of $17.7 million for tax purposes. The Company recorded an income tax expense of $6.2 million related to the foreign currency gain.

During 2010, the Company recorded a $7.8 million income tax expense, reflecting a remeasurement of state deferred tax assets and liabilities using future tax rates which will be in effect when the underlying assets and liabilities will reverse. The change in state tax rate is primarily attributable to the change in the Company’s business operations after the sale of the Authentication Services business.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$34,422	$20,157
Deductible goodwill and intangible assets	7,761	8,909
Tax credit carryforwards	—	6,213
Deferred revenue, accruals and reserves	87,235	106,234
Capital loss carryforwards and book impairment of investments	3,400	5,749
Other	5,234	4,439
Total deferred tax assets	138,052	151,701
Valuation allowance	(20,815)	(15,882)
Net deferred tax assets	117,237	135,819
Deferred tax liabilities:
Property and equipment	(21,522)	(42)
Non-deductible acquired intangibles	—	(148)
Convertible debentures	(424,488)	(390,125)
Other	(5,984)	(3,417)
Total deferred tax liabilities	(451,994)	(393,732)
Total net deferred tax liabilities	$(334,757)	$(257,913)

With the exception of deferred tax assets related to book and tax bases differences of certain investments and certain foreign net operating loss carryforwards, management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. Deferred tax assets at December 31, 2012 include foreign net operating loss carryforwards of $4.7 million and an offsetting valuation allowance of $4.7 million related to prior years that were not included in the balances as of December 31, 2011. The Company’s deferred tax assets related to net operating loss carryforwards increased in 2012 primarily due to a tax rate change, resulting from the expiration of a tax holiday in one of the jurisdictions in Switzerland. This increase in deferred tax assets was partially offset by an increase in the corresponding valuation allowance which resulted from the tax rate change.

As of December 31, 2012, the Company had federal, state and foreign net operating loss carryforwards of approximately $20.4 million, $895.0 million, and $111.4 million, respectively, before applying tax rates for the respective jurisdictions. As of December 31, 2012, the Company had federal and state research tax credits of $37.3 million and $1.3 million, respectively, and alternative minimum tax credits of $10.4 million available for future years. Certain net operating loss carryforwards and credits are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In future periods, an aggregate, tax effected amount of $81.7 million will be recorded to Additional paid-in capital when carried forward excess tax benefits from stock-based compensation are utilized to reduce future cash tax payments. The federal and state net operating loss and federal tax credit carryforwards expire in various years from 2013 through 2030. The majority of the foreign net operating loss carryforwards will expire in 2015 through 2017.

On January 2, 2013, the President signed into law, the American Taxpayer Relief Act of 2012 (“Act”). Under this Act the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The effects of the change in the tax law will be recognized in our first quarter of fiscal 2013, which is the quarter that the law was enacted.

The deferred tax liability related to the Convertible Debentures is driven by the excess of the tax deduction taken for interest expense over the amount of interest expense recognized in the consolidated financial statements. The interest expense deducted for tax purposes is based on the adjusted issue price of the Convertible Debentures, while the interest expense

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

recognized in accordance with GAAP is based only on the liability portion of the Convertible Debentures. The adjusted issue price of the Convertible Debentures grows over the term due to the difference between the interest deduction taken for income tax, using a comparable yield of 8.5%, and the coupon rate of 3.25%, compounded annually.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings as of December 31, 2012 was $693.1 million. These earnings have been indefinitely reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company qualifies for a tax holiday in Switzerland until 2015 which provides reduced rates of taxation on certain types of income and also requires certain thresholds of investment and employment. Another tax holiday specific to one of the jurisdictions in Switzerland expired on December 31, 2011, increasing the tax rate from 12.7% to 25.5%. In India, the Company’s exemption related to the Software Technology Park of India (“STPI”) tax program expired on March 31, 2011. Following the expiration, the Company is subject to the regular statutory tax rate of 33% in India. These tax holidays increased the Company’s earnings per share by $0.11 in 2012, $0.06 in 2011, and $0.12 in 2010.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations and other information. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	As of December 31,
	2012	2011
	(In thousands)
Gross unrecognized tax benefits at January 1	$55,933	$28,757
Increases in tax positions for prior years	420	41
Decreases in tax positions for prior years	—	(1,685)
Increases in tax positions for current year	240	29,242
Lapse in statute of limitations	—	(422)
Gross unrecognized tax benefits at December 31	$56,593	$55,933

As of December 31, 2012, approximately $46.4 million of unrecognized tax benefits, including penalties and interest, could affect the Company’s tax provision and effective tax rate. The gross unrecognized tax benefit amount is not expected to materially change in the next 12 months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. These accruals were not material in any period presented.

The Company’s major taxing jurisdictions are the U.S., the state of Virginia, and Switzerland. The Company’s tax returns are not currently under examination by these taxing jurisdictions. Because the Company uses historic net operating loss carryforwards and other tax attributes to offset its taxable income in current and future years’ income tax returns for the U.S. and Virginia, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. The open years in Switzerland are the 2009 tax year and forward.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Note 14. Commitments and Contingencies

Purchase Obligations and Contractual Agreements

The following table represents the minimum payments required by Verisign under certain purchase obligations, leases, the .tv Agreement with the Government of Tuvalu, the 2011 Credit Facility, and the interest payments and principal on the Convertible Debentures:

	Purchase Obligations	Leases	.tv Agreement	Credit Facility	Convertible Debentures	Total
	(In thousands)
2013	$33,506	2,029	$4,500	$—	$40,625	$80,660
2014	7,504	1,569	4,500	—	40,625	54,198
2015	1,165	1,546	5,000	—	40,625	48,336
2016	157	1,391	5,000	100,000	40,625	147,173
2017	—	242	5,000	—	40,625	45,867
Thereafter	—	—	20,000	—	2,047,266	2,067,266
Total	$42,332	6,777	$44,000	$100,000	$2,250,391	$2,443,500

The amounts in the table above exclude $46.4 million of income tax related uncertain tax positions, as the Company is unable to reasonably estimate the ultimate amount or time of settlement of those liabilities.

Verisign enters into certain purchase obligations with various vendors. The Company’s significant purchase obligations primarily consist of firm commitments with telecommunication carriers and other service providers. The Company does not have any significant purchase obligations beyond 2016.

Verisign leases a portion of its facilities under operating leases that extend through 2017. Rental expenses under operating leases were $3.0 million in 2012, $10.6 million in 2011, and $15.3 million in 2010.
On November 30, 2012, the Company renewed its agreement with Internet Corporation for Assigned Name and Numbers (”ICANN”) to be the sole registry operator for domain names in the .com TLD through November 30, 2018. Under the new agreement, the Company no longer pays a flat fee and instead must now pay ICANN on a quarterly basis, $0.25 for each annual increment of a domain name registered or renewed during such quarter. As of December 31, 2012, there were 106.2 million domain names in the .com TLD. However, the number of domain names registered and renewed each quarter may vary significantly. The Company incurred registry fees for the .com TLD of $18.7 million in 2012, $18.0 million in 2011, and $18.0 million in 2010. Registry fees for other generic top-level domains have been excluded from the table above because the amounts are variable or passed through to registrars.
In 2011, the Company renewed its agreement with the Government of Tuvalu to be the sole registry operator for .tv domain names through December 31, 2021. Registry fees under the renewed agreement were $4.0 million in 2012. Under the previous agreement, the Company paid $2.0 million per year in registry fees.
In 2011, the Company entered into a $200.0 million committed senior unsecured revolving credit facility of which it withdrew $100.0 million in 2011. The facility expires on November 22, 2016 at which time any outstanding borrowings are due. Interest payments due on the borrowings outstanding are based on variable interest rates and have been excluded from the table above. The interest rates on the 2011 Credit Facility are discussed in Note 7 “Debt and Interest Expense.”

In August 2007, the Company issued $1.25 billion principal amount of Convertible Debentures. The Company will pay cash interest at an annual rate of 3.25% payable semiannually on February 15 and August 15 of each year, until maturity.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

Legal Proceedings
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
The complaint alleges that the Director Defendants fraudulently obtained shareholder approval of certain incentive-based compensation plans by misrepresenting the tax deductibility of certain compensation paid to Verisign’s executive officers, including the Executive Defendants. Verisign adopted and obtained shareholder approval of several incentive-based compensation plans, including a 2010 Annual Incentive Compensation Plan (“AICP”), and an Amended and Restated VeriSign, Inc. 2006 Equity Incentive Plan (“2006 Plan”) and these plans were submitted to shareholders for approval in the 2010 and 2011 Proxy Statements (the “Proxy Statements”), respectively. The complaint alleges that the Proxy Statements falsely disclosed, or failed to adequately disclose, the material terms under which performance-based compensation would be paid under the AICP and the 2006 Plan. The complaint further alleges that the Proxy Statements falsely represented that certain compensation paid to certain employees in excess of $1 million would be tax deductible.
The complaint asserts derivative claims against the Director Defendants for (1) violations of Section 14(a) of the Exchange Act for making false statements in and omitting material facts from the Proxy Statements; (2) breach of fiduciary duty; and (3) waste of corporate assets. The complaint asserts an additional derivative claim against the Director Defendants and Executive Defendants for unjust enrichment based on compensation payments they received under the AICP or the 2006 Plan, as disclosed in the Proxy Statements. No demand was made on the Board to institute this action, and the complaint alleges that any such demand would be futile because each director is either interested or lacks independence with respect to the challenges to the AICP and 2006 Plan. The relief sought by the complaint includes, among other things, an order nullifying the shareholder approval of the AICP and the 2006 Plan, an injunction requiring correction of the alleged misrepresentations in the Company’s Proxy Statements, and an order requiring equitable accounting, with disgorgement, in favor of the Company for the purported losses it has and will sustain. On May 25, 2012, the defendants filed motions to dismiss this action in its entirety. Oral argument on the motions to dismiss took place on November 16, 2012 and the matter is now under advisement with the court.
On January 16, 2013, a complaint entitled Glaser v. VeriSign, Inc. et al. was filed in the United Stated District Court for the Eastern District of Virginia (Alexandria Division). The complaint asserts claims against the Company, D. James Bidzos and George E. Kilguss, III for alleged violations of Sections 10(b) and 20(a) of the 1934 Exchange Act and Rule 10b-5.  The complaint alleges that the defendants made false and misleading statements primarily about the prospects for renewal of the .com registry agreement and with respect to revenue guidance.
The plaintiff seeks to certify a class consisting of those who purchased Verisign common stock between June 25, 2012 and October 25, 2012. The complaint seeks money damages with interest, costs and expenses including attorney fees, and equitable/injunctive or other and further relief as may be just and proper.
On February 15, 2013, the defendants filed a motion to dismiss the complaint.
Indemnifications
In connection with the sale of the Authentication Services business to Symantec in August 2010, the Company has agreed to indemnify Symantec for certain potential legal claims arising from the operation of the Authentication Services business for a period of sixty months after the closing of the sale transaction. The Company’s indemnification obligations in this regard are triggered only when indemnifiable claims exceed in the aggregate $4.0 million. Thereafter, the Company is obligated to indemnify Symantec for 50% of all indemnifiable claims. The Company’s maximum indemnification obligation with respect to these claims is capped at $50.0 million.

VERISIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012, 2011 AND 2010

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

*
As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of VeriSign, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.